Form 10-Q
period 2008-03-28
Colfax CORP
filed 2008-06-17
CIK 1420800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number - 001-34045

Colfax Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-1887631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8730 Stony Point Parkway, Suite 150 Richmond, Virginia	23235
(Address of principal executive offices)	(Zip Code)

(804) 560-4070

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2008, there were 44,006,026 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION

FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share amounts

	March 28, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,253	$48,093
Trade receivables, less allowance for doubtful accounts of $2,094 and $1,812	87,072	84,430
Other receivables	594	333
Inventories, net	86,479	68,287
Deferred income taxes, net	9,922	10,140
Asbestos insurance asset	18,992	19,059
Asbestos insurance receivable	49,218	44,664
Prepaid and other current assets	14,658	12,061

Total current assets	300,188	287,067
Deferred income taxes, net	38,722	36,447
Property, plant and equipment, net	91,228	88,391
Goodwill and intangible assets, net	187,681	185,353
Long-term asbestos insurance asset	283,037	286,169
Deferred loan costs, pension and other assets	13,351	13,113

	$914,207	$896,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,695	$48,910
Accrued asbestos liability	28,820	28,901
Accrued liabilities	77,448	67,923
Dividend payable to shareholders	35,054	—
Current portion of long-term debt and notes payable	2,686	2,640

Total current liabilities	189,703	148,374
Long-term debt, less current portion	205,107	203,853
Long-term dividend payable to shareholders	—	35,054
Long-term asbestos liability	343,913	347,332
Pension and accrued post-retirement benefits	73,218	71,365
Deferred income tax liability	9,947	9,908
Other liabilities	28,142	27,603

Total liabilities	850,030	843,489
Shareholders’ equity:
Preferred stock: $0.001 par value; authorized 256,785; issued and outstanding 174,785	1	1
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 21,885,929	22	22
Additional paid-in capital	201,660	201,660
Retained deficit	(102,440)	(109,238)
Cumulative foreign currency translation adjustment	23,345	19,448
Pension and post-retirement plan adjustment, net	(58,411)	(58,842)

Total shareholders’ equity	64,177	53,051

	$914,207	$896,540

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

(unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Net sales	$130,651	$114,815
Cost of sales	82,473	75,996

Gross profit	48,178	38,819
Selling, general and administrative expenses	28,507	23,104
Research and development expenses	1,381	1,021
Asbestos liability and defense costs (income)	278	(2,305)
Asbestos coverage litigation expenses	3,139	2,253

Operating income	14,873	14,746
Interest expense	4,497	4,758

Income before income taxes	10,376	9,988
Provision for income taxes	3,578	3,950

Net income	$6,798	$6,038

Net income per share—basic and diluted	$0.31	$0.28

Weighted average common shares	21,885,929	21,885,929

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

(unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income	$6,798	$6,038
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,695	3,498
Amortization of deferred loan costs	383	280
Loss on sale of fixed assets	47	—
Deferred income taxes	(2,455)	685
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(608)	4,488
Inventories	(15,753)	768
Accounts payable and accrued liabilities, excluding asbestos-related accrued expenses	2,984	(10,448)
Other current assets	(1,239)	(216)
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	(4,762)	(5,115)
Changes in other operating assets and liabilities	(186)	1,330

Net cash (used in) provided by operating activities	(11,096)	1,308

Cash flows from investing activities:
Purchases of fixed assets	(2,954)	(1,514)
Acquisitions, net of cash received	—	(28,500)
Proceeds from sale of fixed assets	23	—

Net cash used in investing activities	(2,931)	(30,014)

Cash flows from financing activities:
Borrowings under term credit facility	—	55,000
Payments under term credit facility	—	(534)
Proceeds from borrowings on revolving credit facilities	—	22,000
Repayments of borrowings on revolving credit facilities	—	(40,000)
Payments on capital leases	(123)	(48)
Payments for deferred loan costs	—	(358)
Payment of IPO-related costs	(1,145)	—

Net cash (used in) provided by financing activities	(1,268)	36,060

Effect of exchange rates on cash	455	1,104

(Decrease) increase in cash and cash equivalents	(14,840)	8,458
Cash and cash equivalents, beginning of period	48,093	7,608

Cash and cash equivalents, end of period	$33,253	$16,066

Cash interest paid	$605	$4,206

Cash income taxes paid	$5,401	$3,414

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, unless otherwise noted

1. Organization and Nature of Operations

Colfax Corporation (the “Company”, “Colfax”, “we” or “us”) is a global supplier of a broad range of fluid handling products, including pumps, fluid handling systems and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We have a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. Our products serve a variety of applications in five strategic markets: commercial marine, oil and gas, power generation, global navy and general industrial. We design and engineer our products to high quality and reliability standards for use in critical fluid handling applications where performance is paramount. We also offer customized fluid handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used. Our products are marketed principally under the Allweiler, Fairmount, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren, and Zenith brand names. We believe that our brands are widely known and have a premium position in our industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the fluid handling industry, with Allweiler dating back to 1860.

Subsequent to March 28, 2008, on May 13, 2008, the Company completed its initial public offering (“IPO”) of 21,562,500 shares of Common Stock at a per share price of $18.00. Of the 21,562,500 shares sold in the offering, 11,852,232 shares were sold by the Company and 9,710,268 shares were sold by selling stockholders. The shares sold by the Company included an additional 2,812,500 shares sold upon the exercise in full of the underwriters’ option to purchase additional shares at the IPO price to cover overallotments. The Company received net proceeds of approximately $193.4 million.

2. General

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission ( “SEC”) and according to accounting principles generally accepted in the United States of America ( “GAAP”) for interim financial statements. The accompanying balance sheet information as of December 31, 2007 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

The results of operations for the three months ended March 28, 2008 are not necessarily indicative of the results of operations that may be achieved for the full year.

Comprehensive income is net income plus certain items that are recorded to shareholders’ equity. Total comprehensive income for the three months ended March 28, 2008 and March 30, 2007 was $4.3 and $1.6 million, respectively.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and related footnotes included in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently evaluating the impact of this pronouncement on its financial statements but does not anticipate a material impact.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s consolidated financial position and results of operations.

4. Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Warranty activity for the three months ended March 28, 2008 and March 30, 2007 consisted of the following:

	Three Months Ended
	March 28, 2008	March 30, 2007
Warranty liability at beginning of the period	$2,971	$2,988
Accrued warranty expense	521	376
Warranty service work performed	(332)	(7)
Assumed in acquisitions	—	42
Foreign exchange translation effect	127	18

Warranty liability at end of the period	$3,287	$3,417

5. Preferred Stock

The holders of the Preferred Stock were entitled to receive dividends in preference to any dividend on the common stock at the rate of LIBOR plus 2.50% per annum, when and if declared by the Board of Directors. Dividends of $12.2 million, $13.7 million and $9.2 million were declared on December 31, 2007, May 15, 2007 and December 31, 2005, respectively and classified as a current liability because these amounts were paid immediately prior to the consummation of the Company’s IPO on May 13, 2008. Additionally, a dividend of $3.5 million, declared on May 12, 2008, was also paid at that time.

The holders of the Preferred Stock did not have voting rights except in certain corporate matters involving the priority and payment rights of such shares.

Subsequent to March 28, 2008, on May 13, 2008 pursuant to the amended Articles of Incorporation, the Preferred Stock was automatically converted into shares of common stock upon the closing of the IPO, determined by dividing the original issue price of the preferred shares by the issue price of the common shares at the offering date. As detailed above, dividends in the amount of $38.5 million were paid to existing preferred stockholders of record immediately prior to the consummation of the IPO.

6. Income Taxes

For the three months ended March 28, 2008, the Company earned $10.4 million income before taxes and had $3.6 million of income tax expense. This effective tax rate of 34.5% differs from the U.S. statutory rate generally due to net international tax rates which are lower than the U.S. rate.

For the three months ended March 30, 2007, the Company earned $10.0 million before taxes and had $3.9 million of income tax expense. This effective tax rate of 39.6% differs from the U.S. statutory rate primarily due to the inclusion of foreign earnings in U.S. taxable income offset by foreign tax rates which are lower than the U.S. rate.

The Company is subject to income tax in the U.S., state and international locations. The Company’s significant operations outside the U.S. are located in Germany and Sweden with tax years open for examination from 2001 to 2007 and 2002 to 2007, respectively. In the U.S., tax years from 2003 and beyond generally remain open for examination by U.S. and state tax authorities as well as tax years from 1994 to 2000 that have tax attributes available to be carried forward to open or future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company does not anticipate a significant increase or decrease to the liability for unrecognized tax benefits within the next 12 months.

7. Inventories

Inventories at March 28, 2008 and December 31, 2007 consisted of the following:

	March 28, 2008	December 31, 2007
Raw materials	$34,610	$29,122
Work in process	41,255	31,614
Finished goods	20,515	16,859

	96,380	77,595
Less-Customer progress billings	(2,136)	(1,719)
Less-Allowance for excess, slow-moving and obsolete inventory	(7,765)	(7,589)

	$86,479	$68,287

8. Net Periodic Benefit Cost – Defined Benefit Plans

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and the Company’s other post-retirement employee benefit plans for the three months ended March 28, 2008 and March 30, 2007, respectively.

	Three Months Ended
	March 28, 2008	March 30, 2007
Pension Benefits - U.S. Plans
Service cost	$—	$—
Interest cost	3,576	3,559
Expected return on plan assets	(4,774)	(4,533)
Amortization	585	736

Net periodic benefit (credit)	$(613)	$(238)

Pension Benefits - Non U.S. Plans
Service cost	$259	$279
Interest cost	1,162	1,016
Expected return on plan assets	(377)	(390)
Amortization	98	189

Net periodic benefit cost	$1,142	$1,094

Other Post-Retirement Benefits
Service cost	$—	$—
Interest cost	108	112
Amortization	37	33

Net periodic benefit cost	$145	$145

9. Commitments and Contingencies

Asbestos Liabilities and Insurance Assets

Two of our subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy.

In most instances, the subsidiaries settle asbestos claims for amounts management considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years, and management expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arose. To date, the majority of settled claims have been dismissed for no payment.

Claims activity related to asbestos is as follows(1):

	Three Months Ended
	March 28, 2008	March 30, 2007
Claims unresolved at the beginning of the period	37,554	50,020
Claims filed(2)	1,406	1,746
Claims resolved(3)	(1,328)	(9,847)

Claims unresolved at the end of the period	37,632	41,919

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)	Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company has projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is the standard approach used by most experts and has been accepted by numerous courts. This methodology is based upon risk equations, exposed population estimates, mortality rates, and other demographic statistics. In applying the Nicholson methodology for each subsidiary the Company performed: 1) an analysis of the estimated population likely to have been exposed or claim to have been exposed to products manufactured by the subsidiaries based upon national studies undertaken of the population of workers believed to have been exposed to asbestos; 2) the use of epidemiological and demographic studies to estimate the number of potentially exposed people that would be likely to develop asbestos-related diseases in each year; 3) an analysis of the subsidiaries’ recent claims history to estimate likely filing rates for these diseases; and 4) an analysis of the historical asbestos liability costs to develop average values, which vary by disease type, jurisdiction and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims. The Company’s projections based upon the Nicholson methodology estimate both claims and the estimated cash outflows related to the resolution of such claims for periods up to and including the endpoint of asbestos studies referred to in item 2) above. It is the Company’s policy to record a liability for asbestos-related liability costs for the longest period of time that it can reasonably estimate.

Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in the claims, funds available in post-bankruptcy trusts, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in linear fashion but rather change over multiple year periods. Accordingly the Company’s management monitors these trend factors over time and periodically assesses whether an alternative forecast period is appropriate. Taking these factors into account and the inherent uncertainties, the Company believes that it can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability as its best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, the Company does not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

The Company assessed the subsidiaries’ existing insurance arrangements and agreements, determined the applicability of insurance coverage for existing and expected future claims, analyzed publicly available information bearing on the current creditworthiness and solvency of the various insurers and employed such insurance allocation methodologies as the Company believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities. The analysis took into account self-insurance reserves, policy exclusions, pending litigation, liability caps and gaps in the Company’s coverage, allocation agreements, indemnity arrangements with third-parties, existing and potential insolvencies of insurers as well as how legal and defense costs will be covered under the insurance policies. Each subsidiary has separate, substantial primary, excess and umbrella insurance coverage resulting from the independent corporate history of each entity. In its evaluation of the insurance asset, in addition to the criteria listed above, the Company used differing insurance allocation methodologies for each subsidiary based upon the state law that will or is likely to apply for that subsidiary.

For the one subsidiary, although presently no cost sharing or allocation agreement is in place with the Company’s excess insurers, the Company believes that based upon application of an insurance allocation methodology, which is used in certain states, including Florida and Massachusetts, and in accordance with prevailing law, that recovery is probable from such insurers for approximately 67% of the liability and defense costs after the exhaustion of primary and umbrella layers of insurance. This allocation methodology, known as the “all sums” approach, allows the policyholder to select any policy year triggered by the claim. Under this methodology, each policy provides indemnity for all amounts that the insured becomes legally obligated to pay as damages, subject to the terms, conditions and limitations of the policy language. The Company uses this allocation methodology because it is the most likely methodology based upon the corporate history of the subsidiary and that of its primary insurer which are domiciled in either Florida or Massachusetts. In 2006, this insurer asserted that certain insurance policies contained deductibles. As a result, the Company has a reserve of $7.5 million as a reduction of its asbestos insurance asset at March 28, 2008 and December 31, 2007 for the probable and reasonably estimable liability the Company expects related to these deductibles under the primary insurance policies.

Until recently, this subsidiary has had all of its liability and defense costs, covered in full by its primary and umbrella insurance carrier. In May 2008, its primary insurance carrier provided notice that one of its policies had exhausted and therefore, would only pay 92.9% of liability costs but would continue to pay 100% of defense costs. The subsidiary has a substantial amount of excess insurance available to it from solvent carriers. The subsidiary is currently in litigation in the Delaware Chancery Court with its primary and umbrella insurer and with a third-party company concerning the availability of insurance under certain policies issued to the then-parent of both the subsidiary and the third-party company. While coverage for the claims is not in dispute, the third-party company is seeking a partition of the insurance policy limits for its sole benefit. We believe that this action is without merit. The subsidiary has also brought an action against all of its insurers in Massachusetts Superior Court. In that action, the subsidiary primarily seeks declaratory relief regarding the excess insurers’ obligations to fund in full the defense and settlement of the asbestos lawsuits following the exhaustion of the underlying umbrella policies.

For the other subsidiary it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. This allocation methodology, referred to as the Carter-Wallace methodology, was applied in the New Jersey Supreme Court in the case of Carter-Wallace, Inc. v. Admiral Ins. Co., 154 N.J. 312 (N.J. 1998), which provides that the loss is allocated to each policy year based on the proportion of the policyholder’s total triggered coverage that was purchased in that year. Based upon this ruling and upon a series of other favorable rulings regarding interpretation of certain policy provisions related to deductibles, the number of occurrences and the resulting calculation, the Company increased its expected recovery percentage to 87.5% from 75% of all liability costs recorded after September 28, 2007 and revalued its insurance asset at that date.

For this subsidiary, until June 2004, based upon an interim agreement, the subsidiary’s primary insurers paid at least two-thirds of liability costs and all defense costs. In 2003, the subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos bodily injury claims asserted against it. Although none of these defendant insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments. One of the primary insurers and one of the excess insurers stopped or severely reduced payments alleging that its policies were exhausted and the subsidiary began paying various amounts of its liability and defense costs during 2004. The Company historically had recorded a receivable for any amounts paid above the expected insurance recovery percent for that period which the Company considered recovery probable. As of March 28, 2008, based upon (i) application of the New Jersey allocation model, (ii) court records indicating the Court was likely to order insurers to reimburse the subsidiary for past costs and (iii) the receipt of $68.1 million in cash from certain insurers during the first quarter of 2008 and year ended December 31, 2007, the Company recorded a receivable for all past liability and defense cost for which it believes recovery is probable.

In 2007, certain insurance carriers agreed to settle with this subsidiary by reimbursing the subsidiary for amounts it paid for liability and defense costs as well as entering into formal agreements detailing the payments of future liability and defense costs in an agreed to allocation. In addition, a number of non-settling insurance carriers have paid significant amounts for liability and defense costs paid by the subsidiary in the past and continue to pay a share of costs as they are incurred. The subsidiary received approximately $65.5 million for the year ended December 31, 2007, of which approximately $49.4 million represents reimbursement of past cost, which reduced the Company’s outstanding insurance receivables, and approximately $16.1 million represents settlement in full for future costs not yet incurred by the subsidiary. Of the $16.1 million, approximately $7.6 million relates to insurance policies which are triggered within the Company’s 15 year-estimate of asbestos-related liability and as such were recorded as a reduction to the insurance asset, while, approximately $8.5 million relates to insurance policies which were not included in the Company’s 15 year estimate of asbestos-related liability cost and, as such, were recorded as income in Asbestos liability and defense costs (income). During the three months ended March 28, 2008, the subsidiary received an additional $1.7 million in reimbursement of past cost from an insurer and another $0.9 million from an insurer previously considered insolvent. Presently certain insurers are paying approximately 36.8% of costs for current asbestos-related liability and defense cost.

Based on the analysis referred to above, the Company has established reserves of $372.7 million and $376.2 million as of March 28, 2008 and December 31, 2007, respectively, for the probable and reasonably estimable asbestos-related liabilities it believes the subsidiaries will pay through the next 15 years, and has also established recoverables of $302.0 million and $305.2 million as of March 28, 2008 and December 31, 2007, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the Company’s expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $70.7 million and $71.0 million as of

March 28, 2008 and December 31, 2007, respectively. The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset” in the accompanying condensed consolidated balance sheets. In addition the Company has recorded a receivable for liability and defense costs it had previously paid in the amount of $49.2 million and $44.7 million as of March 28, 2008 and December 31, 2007, respectively, for which insurance recovery is deemed probable.

The expense (income) related to these liabilities and legal defense was $0.3 million and $(2.3) million, net of estimated insurance recoveries, for the three months ended March 28, 2008 and March 30, 2007, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers were $3.1 million and $2.3 million for the three months ended March 28, 2008 and March 30, 2007, respectively.

Management’s analyses are based on currently known facts and a number of assumptions. However, projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded which could materially affect our financial condition, results of operations or cash flow.

General Litigation

The Company was a defendant in an action brought by the landlord of one of its subsidiaries for rent. In March 2006, a jury found in part for the landlord, awarding the landlord $1.6 million for rent and $1.2 million in attorney’s fees. The Company appealed the judgment to a Texas Appellate Court but the Court denied the appeal. In May 2008, the Company paid the $2.8 million judgment plus accrued interest.

10. Subsequent Events

In January 2008, the Company’s Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with its IPO. Subsequent to March 28, 2008, on April 21, 2008, the Company’s Board of Directors approved a restatement of capital accounts of the Company through an amendment of the Company’s certificate of incorporation to provide for a stock split to convert each share of common stock issued and outstanding into 13,436.22841 shares of common stock. The accompanying condensed consolidated financial statements give retroactive effect as though the stock split of the Company’s common stock occurred for all periods presented.

Also on April 21, 2008, the Company’s Board of Directors and stockholders approved the Colfax Corporation 2008 Omnibus Incentive Plan. Under this plan, the Company has reserved up to 6.5 million shares of common stock for potential issuance as stock-based awards.

On May 13, 2008, the Company completed its IPO of 21,562,500 shares of its common stock at $18.00 per share, before underwriting discounts and commissions. Of the 21,562,500 shares sold in the offering, 11,852,232 shares were sold by the Company and 9,710,268 shares were sold by selling stockholders. The sale of the shares included the exercise in full of the underwriters' option to purchase up to an additional 2,812,500 shares from the Company at the IPO price to cover overallotments. The Company received net proceeds of approximately $193.4 million and used the proceeds to: (i) repay approximately $77.3 million of indebtedness, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans. The remainder of the net proceeds are currently being held as cash.

Also on May 13, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company identified therein, the agents identified therein and the lenders identified therein.

Under the Credit Agreement, the Company received a $100.0 million loan pursuant to a term facility (the “Term Loan”) supplemented by an additional $150.0 million revolving credit facility (the “Revolver”). The $150.0 million Revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swingline loan sub-facility, and a Euro sub-facility for which the Company’s German subsidiary may borrow up to €100.0 million. Both the Term Loan and the Revolver will initially bear interest at either LIBOR plus 2.50% or at the “base rate” (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus 1.50%. Thereafter, interest rate margins for the Term Loan and Revolver will be calculated based on the Company’s consolidated leverage ratio. Each swingline loan denominated in dollars will bear interest at the base rate plus the interest rate margin calculated for the credit facility and swingline loans denominated in Euros will bear interest at EURIBOR plus the interest rate margin calculated for the credit facility. Borrowings under the Euro sub-facility will bear interest at LIBOR plus the interest rate margin calculated for the credit facility. The Term Loan and the Revolver will bear interest, upon the Company’s election with the exception of Euro borrowings which will bear interest at LIBOR plus the interest rate margin calculated for the credit facility, at either the base rate or LIBOR plus the interest rate margin calculated for the credit facility.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the facility. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and Revolver and foreclose on the collateral.

On May 13, 2008, in connection with the Company’s entering into the Credit Agreement as described above, the Company terminated its Credit Agreement (the “Terminated Credit Facility”), dated as of May 30, 2003, among the Company, certain subsidiaries of the Company identified therein, the agents identified therein and the lenders identified therein, as amended, following the payment in full of all outstanding indebtedness under the Terminated Credit Facility. There were no material early termination penalties incurred as a result of the termination of the Terminated Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I, Item I “Financial Statements” of this quarterly report and the audited financial statements and related footnotes included in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related and insurance liabilities; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	the competitive environment in our industry;

•	our ability to identify and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	our financial performance; and

•	others risks and factors, listed under the “Risk Factors” section of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See the “Risk Factors” section of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008 for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

We are a global supplier of a broad range of fluid handling products, including pumps, fluid handling systems and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We have a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. Our products serve a variety of applications in five strategic markets: commercial marine, oil and gas, power generation, global navy and general industrial. We design and engineer our products to high quality and reliability standards for use in critical fluid handling applications where performance is paramount. We also offer customized fluid handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used. Our products are marketed principally under the Allweiler, Fairmount, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren and Zenith brand names. We believe that our brands are widely known and have a premium position in our industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the markets in which we participate, with Allweiler dating back to 1860.

We believe that one of our most significant competitive advantages comes through a comprehensive set of tools and processes we employ that we refer to as the Colfax Business System (“CBS”). CBS is a disciplined strategic planning and execution methodology designed to achieve excellence and world-class financial performance in all aspects of our business by focusing on the Voice of the Customer and continuously improving quality, delivery and cost.

Outlook

We believe that we are well positioned to continue to grow organically by enhancing our product offerings and expanding our customer base in each of our strategic markets. We expect favorable market conditions to continue throughout 2008 as follows:

•	In the commercial marine industry, we expect growth in international trade and high demand for crude oil to continue to create demand for container ships and tankers.

•	We expect activity within the global oil and gas market to remain favorable as capacity constraints and increased global demand keep oil and gas prices elevated.

•	In the power generation industry, we expect activity in Asia and the Middle East to be robust as economic growth continues to drive significant investment in energy infrastructure projects.

•

In the global navy industry, we expect that sovereign nations outside of the U.S. will continue to expand their fleets as they address national security concerns. In the U.S., we expect Congress to continue to appropriate funds for new ship construction for the next generation of naval vessels as older classes are decommissioned. We also expect increased demand for integrated fluid handling systems and solutions for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel.

•

In the general industrial market, we expect that the continued economic development of regions throughout the world will continue to drive increased capital investment and will benefit local suppliers as well as international exporters of fluid handling equipment.

Our global manufacturing sales and distribution network allows us to target fast growing regions throughout the world. We have production and distribution facilities in both India and China. We intend to leverage these investments to substantially grow our market share in these emerging markets and plan to continue to invest in sales and marketing resources to increase our overall coverage.

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate high margins on aftermarket parts and service. For the three months ended March 28, 2008 aftermarket sales and services represented approximately 25% of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our management team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Key Performance Measures

The discussion of our results of operations that follows focuses on some of the key financial measures that we use to evaluate our business. We evaluate growth using several measures described below, including net sales, orders and order backlog. Our sales growth is affected by many factors, particularly the impact of acquisitions, the impact of fluctuating foreign exchange rates and growth in our existing businesses. To facilitate the comparison between reporting periods, we describe the impact of each of these three factors on our sales growth below in tabular format under the heading “Sales and Orders.”

Orders and order backlog are highly indicative of our future revenue and thus a key measure of anticipated performance. Orders consist of orders for products or services from our customers. Order backlog consists of unfilled orders.

Seasonality

We experience seasonality in our fluid handling business. As our customers seek to fully-utilize capital spending budgets before the end of the year, our shipments generally peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season.

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended March 28, 2008 and March 30, 2007 is affected by the following significant items:

Acquisitions

Acquisitions significantly affect our reported results and can make period to period comparisons of results difficult. As a consequence, we disclose our sales growth between periods both from existing and acquired businesses.

On January 31, 2007, we completed the acquisition of Lubrication Systems Company of Texas (“LSC”), a manufacturer of fluid handling systems, including oil mist lubrication and oil purification systems. LSC strengthens our presence in the oil and gas end-market, particularly in the downstream refinery segment, broadens our overall lubrication portfolio, and presents the opportunity to expand its product application to other markets.

Most recently, on November 29, 2007, we acquired Fairmount Automation, Inc. (“Fairmount”), an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy. In addition to strengthening our existing position with the U.S. Navy, we intend to leverage Fairmount’s experienced engineering talent and technology expertise to develop a portfolio of fluid handling solutions with diagnostic and prognostic capabilities for industrial applications.

Foreign Currency Fluctuations

A significant portion of our sales, approximately 70% for the three months ended March 28, 2008, is denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and is quantified, when significant, in our discussion of the results of our operations.

Legacy Asbestos (Income) Expense

Legacy asbestos (income) expense includes all asbestos-related costs and is comprised of changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period (“Asbestos liability and defense costs (income)”). It also includes legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries (“Asbestos coverage litigation expenses”). See “—Asbestos-Related Litigation” above for a further discussion of legacy asbestos expenses.

The table below presents legacy asbestos (income) expense for the periods indicated:

	Three Months Ended
(Amounts in millions)	March 28, 2008	March 30, 2007
Asbestos coverage litigation expenses	$3.1	$2.3
Asbestos liability and defense costs (income)	$0.3	$(2.3)

Asbestos coverage litigation expenses were $3.1 million for the three months ended March 28, 2008 compared to $2.3 million for the three months ended March 30, 2007. See “—Note 9 Commitments and Contingencies-Asbestos Liabilities and Insurance Assets” for a further discussion of recent developments in asbestos litigation.

Asbestos liability and defense costs for the three months ended March 28, 2008 increased $2.6 million to $0.3 million compared to $(2.3) million for three months ended March 30, 2007. In both periods, the Company recorded both a provision for asbestos settlement liabilities and defense costs and income related to receipts of certain insurer settlements. The Company’s provision for asbestos settlement liabilities and defense costs was $1.2 million for the three months ended March 28, 2008, a $2.8 million decrease from $4.0 million for the three months ended March 28, 2007. This decrease was offset by $5.4 million less income recorded from receipts from insurer settlements. The subsidiary received $0.9 million during the three months ended March 28, 2008 which was a receipt from an insurer that was previously considered insolvent and, as such, was recorded as income. The subsidiary received $6.3 million during the three months ended March 30, 2007 that related to insurance policies which were not included in the Company’s 15 year estimate of asbestos-related liability cost and, as such, were recorded as income.

Sales and Orders

Our sales growth is affected by many factors including acquisitions, the impact of fluctuating foreign exchange rates and growth in our existing businesses. To facilitate the comparison between reporting periods, we disclose the impact of each of these three factors. Growth due to acquisitions includes incremental sales due to an acquisition during the period; or incremental sales due to reporting a full year’s sales for an acquisition that occurred in the prior year. The impact of foreign currency translation is the difference between sales from existing businesses valued at current year foreign exchange rates and the same sales valued at prior year foreign exchange rates. Sales growth from existing businesses excludes both the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of growth due to factors such as price, mix, and volume.

Orders and order backlog are highly indicative of our future revenue and thus a key measure of anticipated performance. Orders consist of orders for products or services from our customers. Order backlog consists of unfilled orders. The components of order growth are presented on the same basis as sales growth.

The following tables present components of our sales and order growth, as well as sales by fluid handling product for the periods indicated:

	Sales		Orders		Backlog at Period End
(Amounts in millions)	$	%	$	%
Three Months Ended March 30, 2007	$114.8		$130.8		$204.6
Components of Growth:
Existing Businesses	2.4	2.1%	31.6	24.2%	101.7	49.7%
Acquisitions	2.5	2.2%	2.1	1.6%	9.2	4.5%
Foreign Currency Translation	11.0	9.6%	15.8	12.1%	38.1	18.6%

Total Growth	15.9	13.9%	49.5	37.8%	149.0	72.8%

Three Months Ended March 28, 2008	$130.7		$180.3		$353.6

	Three Months Ended
(Amounts in millions)	March 28, 2008	March 30, 2007
Net Sales by Product:
Pumps, including aftermarket parts and service	$113.8	$100.9
Systems, including installation service	12.3	8.8
Valves	1.6	2.7
Other	3.0	2.4

Total net sales	$130.7	$114.8

As detailed above, for the three months ended March 28, 2008, sales increased by $15.9 million, or 13.9% over the three months ended March 30, 2007. Of this growth, sales from existing businesses contributed 2.1%, the acquisition of LSC on January 31, 2007 and Fairmount on November 29, 2007 contributed 2.2% and currency translation accounted for 9.6%. The currency translation amount was due primarily to the weakening of the U.S. dollar against the Euro. Sales growth from existing businesses was primarily attributable to increased volume and demand in the power generation and general industrial end-markets. By product, pump sales for the three months ended March 28, 2008 increased $12.9 million, or 12.8% over the three months ended March 30, 2007. System sales for the three months ended March 28, 2008 grew $3.5 million, or 39.8% over the three months ended March 30, 2007. Valve sales were $1.6 million for the three months ended March 30, 2008 compared to $2.7 million for the three months ended March 30, 2007.

Orders for the three months ended March 28, 2008 of $180.3 million increased $49.5 million, or 37.8%, over the three months ended March 30, 2007. Backlog, which consists of unfilled orders, as of March 28, 2008 of $353.6 million increased $149.0 million, or 72.8%, as compared to $204.6 million at March 30, 2007. Of this growth, order growth from existing businesses contributed 49.7%, the acquisition

Fairmount on November 29, 2007 contributed 4.5% and currency translation accounted for 18.6%. Order growth from existing businesses was primarily attributable to strong growth in our commercial marine end-market.

Gross Profit

The following table presents our gross profit figures for the periods indicated:

	Three Months Ended
(Amounts in millions)	March 28, 2008	March 30, 2007
Gross Profit	$48.2	$38.8
Gross Profit Margin	36.9%	33.8%

Gross profit of $48.2 million for the three months ended March 28, 2008 increased $9.4 million, or 24.2%, from $38.8 million for the three months ended March 30, 2007. Of the $9.4 million increase, $4.6 million was attributable to growth from existing businesses, $0.8 million was due to the acquisition of LSC on January 31, 2007 and Fairmount on November 29, 2007 and $4.0 million was due to the impact of foreign exchange rates. Gross profit margin increased 3.1% to 36.9% for the three months ended March 28, 2008 from 33.8% for the three months ended March 30, 2007. The margin improvement was primarily driven by the Company’s European operations and reflects increased aftermarket sales and favorable pricing and cost control in the commercial marine market.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended
(Amounts in millions)	March 28, 2008	March 30, 2007
SG&A Expenses	$28.5	$23.1
SG&A Expenses as a percentage of sales	21.8%	20.1%

Selling, general and administrative expenses increased $5.4 million to $28.5 million for the three months ended March 28, 2008 compared to $23.1 million for the three months ended March 30, 2007. Of the $5.4 million increase, $0.9 million was due to the acquisitions of LSC and Fairmount and $2.2 million was due to the impact of foreign exchange rates. The remaining increase was primarily due increased audit and professional fees during the three months ended March 28, 2008 and a gain in the prior year period of $1.1 million from the sale of available for sale equity securities.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended
(Amounts in millions)	March 28, 2008	March 30, 2007
Operating income	$14.9	$14.7
Operating margin	11.4%	12.8%

Operating income for the three months ended March 28, 2008 increased $0.2 million to $14.9 million from $14.7 million for the three months ended March 30, 2007. This increase was primarily due to a $9.4 million increase in gross profit offset in part by a $5.4 million increase in selling, general and administrative expenses and a $3.4 million increase in legacy asbestos expenses (including both litigation and liability and defense costs). Operating margin was 11.4% for the three months ended March 28, 2008 compared to 12.8% for the three months ended March 30, 2007.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense for the three months ended March 28, 2008 decreased $0.3 million to $4.5 million from $4.8 million for the three months ended March 30, 2007. The decrease was primarily due to lower debt levels during the first three months of 2008. The lower debt levels resulted from the use of $10 million of cash received from settlements with our asbestos insurers to pay down the revolver and a €7.0 million payment on the Term C loan during the fourth quarter of 2007. A decrease in the weighted average interest rate on our variable rate borrowings from 7.47% in 2007 to 7.11% in 2008 contributed approximately $0.1 million to the decrease in interest expense.

Provision for Income Taxes

Our effective tax rate can be affected by changes in the mix of earnings in the countries with differing statutory rates, changes in the valuation of deferred tax assets and liabilities and changes in tax law. The tax effect of significant unusual items or changes in tax law is reflected in the period in which they occur. The effective income tax rate for the three months ended March 28, 2008 was 34.5% as compared to an effective tax rate of 39.5% for the three months ended March 30, 2007.

For the three months ended March 28, 2008, the Company earned $10.4 million income before taxes and had $3.6 million of income tax expense. This effective tax rate of 34.5% differs from the U.S. statutory rate generally due to net international tax rates which are lower than the U.S. rate.

For the three months ended March 30, 2007, the Company earned $10.0 million before taxes and had $3.9 million of income tax expense. This effective tax rate of 39.6% differs from the U.S. statutory rate primarily due to the inclusion of foreign earnings in U.S. taxable income offset by foreign tax rates which are lower than the U.S. rate.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our credit facility. In addition, subsequent to March 28, 2008, on May 13, 2008 we completed our IPO of 21,562,500 shares of common stock at $18.00 per share. We expect that our primary ongoing requirements for cash will be for working capital, funding for potential acquisitions, capital expenditures, pension plan funding and asbestos liabilities. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Borrowings

As of March 28, 2008, the Credit Agreement, as amended, led by Merrill Lynch and administered by the Bank of Nova Scotia, was a senior secured structure with a $50.0 million revolver, a Term B Note of $176.7 million that bears interest at LIBOR plus 2.25 percent, or 7.1 percent at March 28, 2008, and a Term C note of €19.5 million that bears interest at EURIBOR plus 2.25 percent, or 7.0 percent at March 28, 2008.

The $50.0 million revolver contained a $25.0 million letter of credit sub-facility and a Euro sub-facility in which Euro borrowing capacity is limited to $30.0 million. The annual commitment fee on the revolver is 0.5 percent and the administrative agent receives a fee of $0.2 million per annum. Interest rate margins for the revolver are based on the Company’s leverage ratio calculated at each quarter-end. At March 28, 2008, USD Prime and Swing Line based revolvers bear interest at Prime plus 1.50 percent, or 6.75 percent. At March 28, 2008, the USD LIBOR based revolver bears interest at LIBOR plus 2.50 percent, and the Euro revolver bears interest at EURIBOR plus 2.00 percent. There was no outstanding balance on the Euro, USD LIBOR, USD Prime and Swing Line based revolvers at December 31, 2007.

The Term B Note, as amended on January 3, 2007, has approximately $0.4 million due on a quarterly basis on the last day of each March, June, September and December beginning with March 31, 2007 and ending September 30, 2011, and one installment of approximately $170.0 million payable on December 19, 2011. The Term C Note, as amended on January 3, 2007, has approximately €0.1 million due on a quarterly basis on the last day of each March, June, September and December beginning with March 31, 2007 and ending September 30, 2011, and one installment of approximately €18.4 million payable on December 19, 2011.

On March 28, 2008, there was $206.6 million outstanding on the Term B and Term C loan facilities, no outstanding balance on the revolving lines of credit, and $18.4 million on the letter of credit sub-facility. The weighted-average interest rate at March 28, 2008 was 7.1 percent.

Subsequent to March 28, 2008, on May 13, 2008, in connection with the Company’s entering into a Credit Agreement as described below, the Company terminated its Credit Agreement (the “Terminated Credit Facility”), dated as of May 30, 2003, among the Company, certain subsidiaries of the Company identified therein, the agents identified therein and the lenders identified therein, as amended, following the payment in full of all outstanding indebtedness under the Terminated Credit Facility. There were no material early termination penalties incurred as a result of the termination of the Terminated Credit Facility.

On May 13, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company identified therein, the agents identified therein and the lenders identified therein.

Under the Credit Agreement, the Company received a $100.0 million loan pursuant to a term facility (the “Term Loan”) supplemented by an additional $150.0 million revolving credit facility (the “Revolver”). The $150.0 million Revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swingline loan sub-facility, and a Euro sub-facility for which the Company’s German subsidiary may borrow up to €100.0 million. Both the Term Loan and the Revolver will initially bear interest at either LIBOR plus 2.50% or at the “base rate” (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus 1.50%. Thereafter, interest rate margins for the Term Loan and Revolver will be calculated based on the Company’s consolidated leverage ratio. Each swingline loan denominated in dollars will bear interest at the base rate plus the interest rate margin calculated for the credit facility and swingline loans denominated in Euros will bear interest at EURIBOR plus the interest rate margin calculated for the credit facility. Borrowings under the Euro sub-facility will bear interest at LIBOR plus the interest rate margin calculated for the credit facility. The Term Loan and the Revolver will bear interest, upon the Company’s election with the exception of Euro borrowings which will bear interest at LIBOR plus the interest rate margin calculated for the credit facility, at either the base rate or LIBOR plus the interest rate margin calculated for the credit facility.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the facility. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and Revolver and foreclose on the collateral.

We expect to have sufficient funds available to meet our ongoing liquidity requirements for at least the next 12 months.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Three Months Ended
(Amounts in millions)	March 28, 2008	March 30, 2007
Net cash (used in) provided by operating activities	$(11.1)	$1.3
Purchases of fixed assets	(3.0)	(1.5)
Net cash paid for acquisitions	—	(28.5)
Other sources, net	0.1	—

Net cash used in investing activities	$(2.9)	$(30.0)

Proceeds and repayments of borrowings, net	—	36.5
Payment of IPO-related costs	(1.1)	—
Payments made for loan costs	—	(0.4)
Other uses, net	(0.2)	(0.0)

Net cash (used in) provided by financing activities	$(1.3)	$36.1

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. Changes in significant operating cash flow items are discussed below.

•

Cash paid for asbestos liabilities (excluding cash received from settlements with our asbestos insurance carriers), including both the disposition of claims and legal expenses related to litigation against our insurers, was a significant cash outflow.

•

For the three months ended March 28, 2008 and March 30, 2007 net cash paid for asbestos liabilities, net of insurance settlements received, was $8.2 million and $5.1 million, respectively. Of these amounts, $3.4 million and $5.3 million related to litigation costs against our insurers paid during the three months ended March 28, 2008 and March 30, 2007, respectively. The subsidiary received approximately $7.5 million during the three months ended March 30, 2007, of which approximately $6.3 million that related to insurance policies which were not included in the Company’s 15 year estimate of asbestos-related liability cost and, as such, were recorded as income. The subsidiary received approximately $2.6 million during the three months ended March 28, 2008, of which approximately $1.7 million represents reimbursement of past cost, which reduced the Company’s outstanding insurance receivables, and approximately $0.9 million which was a receipt from an insurer that was previously considered insolvent and, as such, was recorded as income.

•

Funding requirements of our defined benefit plans, including both pensions and other post-employment benefits, can vary significantly among periods due to changes in the fair value of plan assets and actuarial assumptions. For the three months ended March 28, 2008 and March 30, 2007, cash contributions for pensions and other post-employment benefit plans were $1.0 million and $1.1 million, respectively.

•

Changes in net working capital also affected the operating cash flows for the years presented. We define net working capital as trade receivables plus inventories less accounts payable, excluding the effects of acquisitions and foreign currency translation.

•	Net working capital increased $32.5 million from March 30, 2007 to March 28, 2008. This increase was primarily due to increases in inventories and trade receivables due to growth in sales volume.

•

Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the three months ended March 28, 2008 and March 30, 2007, net working capital as a percentage of sales was 16.5% and 13.9%, respectively.

Investing activities consist primarily of purchases of fixed assets and cash paid for acquisitions.

•

In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. For 2008, we target capital expenditures at approximately 2.0% to 2.5% of annualized revenues.

•

In January 2007, we acquired LSC for a purchase price of $28.5 million, net of cash acquired. Purchase price adjustments after March 30, 2007 increased the purchase price to $29.7 million, net of cash acquired.

Financing cash flows consist primarily of borrowings and repayments of indebtedness, payment of dividends to shareholders and redemptions of stock.

•

On January 3, 2007, we amended the credit facility to increase borrowings under the Term B loan by $55.0 million. Approximately $28.5 million of the proceeds were subsequently used to fund the acquisition of LSC, $24.5 million of the proceeds were used to pay down our revolver debt, and the remaining proceeds were used for other general corporate purposes.

•	During the first three months of 2008, we paid IPO-related costs of $1.1 million.

Effects of Initial Public Offering on Liquidity and Contractual Obligations

Subsequent to March 28, 2008, on May 7, 2008, our Registration Statement on Form S-1, as amended (Registration No. 333-148486), covering our IPO was declared effective by the SEC, and the offering commenced that day. 21,562,500 shares of our common stock, par value $0.001 per share, were sold in the offering, including 11,852,232 shares sold by us and 9,710,268 shares sold by selling stockholders. The sale of the shares included the exercise in full of the underwriters’ option to purchase up to an additional 2,812,500 shares from us at the IPO price to cover overallotments. Merrill Lynch & Co., Lehman Brothers and UBS Investment Bank acted as joint book-running managers. The offering closed on May 13, 2008. The shares were sold at a price to the public of $18.00 per share. Costs incurred in connection with the issuance and distribution of the securities registered included underwriting fees of $14.4 million and approximately $5.5 million of legal, accounting, printing and other fees. Additionally, we paid $11.8 million to reimburse the selling stockholders for the underwriting discount incurred on the shares sold by them in the offering.

The net offering proceeds to us after deducting the estimated total expenses described above total approximately $193.4 million. We used these proceeds to: (i) repay approximately $77.3 million of indebtedness, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans. The remainder of the net proceeds are currently being held as cash.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Information concerning market risk for the three months ended March 28, 2008 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at March 28, 2008 are variable rate facilities based on LIBOR or EURIBOR. A hypothetical increase in the interest rate of 1.00% on our variable rate debt during the three months ended March 28, 2008 would have increased our interest cost by approximately $0.5 million. In order to mitigate this risk, we periodically enter into interest swap or collar agreements. On July 1, 2005 we entered into an interest rate collar with an aggregate notional value of $90.0 million whereby we exchanged our LIBOR-based variable rate interest for a ceiling of 4.75% and a floor of approximately 3.40%. The LIBOR-based interest can vary between the ceiling and floor based on market conditions. The fair value of the collar agreement, based on third-party quotes, was a liability of $0.2 million at March 28, 2008 and an asset of $0.1 million at December 31, 2007. We have not elected hedge accounting for the collar agreement, and therefore movements in the fair value are recognized in income as a component of interest expense. The collar agreement was terminated in May 2008, in conjunction with the Company entering into a new credit agreement for a payment of $0.2 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended March 28, 2008 approximately 70% of our sales were derived from operations outside the U.S., with approximately 57% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of March 28, 2008, we had copper and nickel futures contracts with a fair value of $0.3 million. We did not elect hedge accounting for these futures contracts, and therefore movements in the fair value are recorded to cost of sales.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could change our reported results.

There have been no significant changes for the three months ended March 28, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(f) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Two of our subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. Of the approximately 37,500 pending claims, approximately 15,400 of such claims have been brought in various state courts in Mississippi; approximately 4,200 of such claims have been brought in the Supreme Court of New York County, New York; approximately 400 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,900 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

One of our subsidiaries is a defendant in a lawsuit brought by KPMG, Trustee of the Estate of Stone Venepal Pulp, Inc. in the Supreme Court of British Columbia alleging breach of contract arising from the sale of a steam turbine delivered by its former Delaval Turbine Division and claiming damages in excess of $6.0 million (Canadian). In 2002, the plaintiff amended its complaint to add claims for negligence. We believe that there are legal and factual defenses to the claim and intend to defend the action vigorously. A trial date has been set for November 2008.

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. The Electro-Optical Systems business was sold by one of our subsidiaries to the plaintiff in a transaction that closed on June 2, 1995. The sales contract provided certain representations and warranties as to the status of the business at a certain point in time. The complaint alleges that the subsidiary failed to provide notice of a “reasonably anticipated loss” under a bid that was pending and therefore a representation was breached. In the third quarter of 2004 this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. Plaintiffs have argued that they are entitled to a refund of their attorney’s fees and costs of trial as a matter of law and contract. The subsidiary believes it is not obligated to pay these costs. In November 2006 the Court entered an Amended Final Judgment in favor of the plaintiffs in the amount of $8.9 million, including prejudgment interest. This amount is recorded in “Other liabilities” in the accompanying condensed consolidated balance sheets. The judgment is secured by a letter of credit under our existing credit facility. Both the subsidiary and the plaintiff appealed. On January 28, 2008, the Appellate Division of the New Jersey Superior Court affirmed the total award and ordered a new trial on certain portions of the plaintiffs’ claim. The subsidiary and the plaintiff each petitioned for certification of the judgment which was granted by the Supreme Court of New Jersey on May 15, 2008. The subsidiary intends to prosecute this appeal vigorously as it believes it has legal defenses to this claim.

One of our subsidiaries was a defendant in an action for rent brought by Corporate Property Associates a former landlord of one of its facilities. In March 2006, a jury found in part for the landlord, awarding $1.6 million for rent and $1.2 million in attorney’s fees. On April 2, 2008 the Court of Appeals for the 5th District of Texas at Dallas affirmed the trial court’s judgment. In May 2008, the Company paid $2.8 million plus accrued interest to satisfy the judgment in full.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On May 7, 2008, our Registration Statement on Form S-1 (333-148486) covering our IPO was declared effective by the SEC, and the offering commenced that day. 21,562,500 shares of our common stock, par value $0.001 per share, were sold in the offering, including 11,852,232 shares sold by us and 9,710,268 shares sold by selling stockholders. The sale of the shares included the exercise in full of the underwriters’ option to purchase up to an additional 2,812,500 shares from us at the IPO price to cover overallotments. Merrill Lynch & Co., Lehman Brothers and UBS Investment Bank acted as joint book-running managers. The offering closed on May 13, 2008. The shares were sold at a price to the public of $18.00 per share. Costs incurred in connection with the issuance and distribution of the securities registered were as follows (in millions):

Underwriting discounts and other fees —	$14.4
Estimate of other expenses—	$17.3
Estimate of total expenses—	$31.7

Our other expenses included a payment of $11.8 million to reimburse the selling stockholders for the underwriting discount incurred on the shares sold by them in the offering. The selling shareholders and entities affiliated with them are owners of more than 10 percent of the outstanding shares of our common stock, and one selling stockholder is a director of our Company.

The offering proceeds to us after deducting the estimated total expenses described above (other than the underwriting discount reimbursement to the selling stockholders) total approximately $193.4 million. We used these proceeds to: (i) repay approximately $77.3 million of indebtedness outstanding under our credit facility, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them as described above, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans. The remainder of the net proceeds are currently being held as cash.

These uses of proceeds included, in addition to the underwriting discount reimbursement described above, dividend payments to persons who are owners of more than 10 percent of the outstanding shares of our common stock, including one of our directors, and entities affiliated with them. The special bonuses paid under previously adopted executive compensation plans included bonuses paid to our executive officers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:    Colfax Corporation

By:

/S/ JOHN A. YOUNG John A. Young	President and Chief Executive Officer (Principal Executive Officer)	June 17, 2008

/S/ G. SCOTT FAISON G. Scott Faison	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 17, 2008