Form 10-Q
period 2008-06-27
Colfax CORP
filed 2008-08-05
CIK 1420800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 27, 2008

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

As of August 5, 2008, there were 44,006,026 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share amounts

	June 27, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,133	$48,093
Trade receivables, less allowance for doubtful accounts of $2,258 and $1,812	95,567	84,430
Inventories, net	90,552	68,287
Deferred income taxes, net	13,942	10,140
Asbestos insurance asset	18,924	19,059
Asbestos insurance receivable	54,593	44,664
Prepaid and other current assets	12,063	12,394

Total current assets	312,774	287,067
Deferred income taxes, net	51,266	36,447
Property, plant and equipment, net	94,606	88,391
Goodwill and intangible assets, net	187,271	185,353
Long-term asbestos insurance asset	277,354	286,169
Deferred loan costs, pension and other assets	16,107	13,113

	$939,378	$896,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,400	$48,910
Accrued asbestos liability	28,738	28,901
Accrued liabilities	78,492	67,923
Current portion of long-term debt and notes payable	6,772	2,640

Total current liabilities	161,402	148,374
Long-term debt, less current portion	94,362	203,853
Long-term dividend payable to shareholders	—	35,054
Long-term asbestos liability	338,064	347,332
Pension and accrued post-retirement benefits	72,979	71,365
Deferred income tax liability	9,894	9,908
Other liabilities	30,187	27,603

Total liabilities	706,888	843,489
Shareholders’ equity:
Preferred stock: $0.001 par value; authorized 10,000,000 and 256,785; issued and outstanding none and 174,785	—	1
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 44,006,026 and 21,885,929	44	22
Additional paid-in capital	404,974	201,660
Retained deficit	(137,331)	(109,238)
Accumulated other comprehensive income	(35,197)	(39,394)

Total shareholders’ equity	232,490	53,051

	$939,378	$896,540

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$161,431	$122,426	$292,082	$237,241
Cost of sales	104,654	79,381	187,127	155,377

Gross profit	56,777	43,045	104,955	81,864
Initial public offering related costs	57,017	—	57,017	—
Selling, general and administrative expenses	35,776	25,412	64,283	48,516
Research and development expenses	1,571	1,049	2,952	2,070
Asbestos liability and defense (income) costs	(715)	558	(437)	(1,747)
Asbestos coverage litigation expenses	3,970	3,678	7,109	5,931

Operating (loss) income	(40,842)	12,348	(25,969)	27,094
Interest expense	3,236	4,458	7,733	9,216

(Loss) income before income taxes	(44,078)	7,890	(33,702)	17,878
(Benefit) provision for income taxes	(12,679)	3,049	(9,101)	6,999

Net (loss) income	$(31,399)	$4,841	$(24,601)	$10,879

Net (loss) income available to common shareholders per share—basic and diluted	$(1.01)	$0.22	$(0.99)	$0.50

Weighted average common shares	34,525,984	21,885,929	28,311,879	21,885,929

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

Dollars in thousands

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2007	$1	$22	$201,660	$(109,238)	$(39,394)	$53,051
Net loss	—	—	—	(24,601)	—	(24,601)
Dividends declared	—	—	—	(3,492)	—	(3,492)
Net Proceeds from Initial Public Offering and Conversion of Preferred Stock	(1)	22	192,999	—	—	193,020
Stock-based compensation	—	—	10,315	—	—	10,315
Other comprehensive income	—	—	—	—	4,197	4,197

Balance at June 27, 2008	$—	$44	$404,974	$(137,331)	$(35,197)	$232,490

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

(unaudited)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net (loss) income	$(24,601)	$10,879
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	7,650	7,683
Noncash stock-based compensation	10,315	—
Write off of deferred loan costs	4,614	—
Amortization of deferred loan costs	607	862
Loss (gain) on sale of fixed assets	47	(35)
Deferred income taxes	(18,935)	(598)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(8,314)	7,545
Inventories	(19,562)	(584)
Accounts payable and accrued liabilities, excluding asbestos-related accrued expenses	(4,915)	(7,209)
Other current assets	485	509
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	(9,591)	(11,638)
Changes in other operating assets and liabilities	5,241	1,945

Net cash (used in) provided by operating activities	(56,959)	9,359

Cash flows from investing activities:
Purchases of fixed assets	(9,053)	(5,648)
Acquisitions, net of cash received	—	(28,500)
Proceeds from sale of fixed assets	23	59

Net cash used in investing activities	(9,030)	(34,089)

Cash flows from financing activities:
Borrowings under term credit facility	100,000	55,000
Payments under term credit facility	(206,528)	(1,071)
Proceeds from borrowings on revolving credit facilities	28,185	31,500
Repayments of borrowings on revolving credit facilities	(28,158)	(59,000)
Payments on capital leases	(187)	(116)
Payments for deferred loan costs	(2,863)	(358)
Proceeds from the issuance of common stock, net of offering costs	193,020	—
Dividends paid	(38,546)	—

Net cash provided by financing activities	44,923	25,955
Effect of exchange rates on cash	106	(727)

(Decrease) increase in cash and cash equivalents	(20,960)	498
Cash and cash equivalents, beginning of period	48,093	7,608

Cash and cash equivalents, end of period	$27,133	$8,106

Cash interest paid	$5,661	$8,313

Cash income taxes paid	$11,840	$7,530

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

On May 13, 2008, the Company completed its initial public offering (“IPO”) of 21,562,500 shares of Common Stock at a per share price of $18.00. Of the 21,562,500 shares sold in the offering, 11,852,232 shares were sold by the Company and 9,710,268 shares were sold by certain selling stockholders. The shares sold by the Company included an additional 2,812,500 shares sold upon the exercise in full of the underwriters’ option to purchase additional shares at the IPO price to cover overallotments. The Company received net proceeds of approximately $193.0 million, net of the underwriter’s discount of $14.4 million and offering related costs of $5.9 million. We used these proceeds to: (i) repay approximately $105.4 million of indebtedness outstanding under our credit facility, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders as reimbursement for the underwriting discount incurred on the shares sold by them, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans. The remainder of the net proceeds are currently being held as cash.

Results for the three months and six months ended June 27, 2008 include $57.0 million of nonrecurring costs associated with our IPO. This amount includes $10.0 million of share based compensation and $27.8 million of special cash bonuses paid under previously adopted executive compensation plans as well as $2.8 million of employer payroll taxes and other related costs. It also included $11.8 million to reimburse the selling stockholders for the underwriting discount on the shares sold by them; and the write off of $4.6 million of deferred loan costs associated with the early termination of a credit facility.

2.	General

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and according to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The accompanying balance sheet information as of December 31, 2007 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to current year presentations.

The results of operations for the three and six months ended June 27, 2008 are not necessarily indicative of the results of operations that may be achieved for the full year.

Comprehensive income is net income plus certain items that are recorded to shareholders’ equity including foreign currency translation, unrealized losses on cash flow hedges, pension and post-retirement plan adjustments and unrealized investment gains net of the related tax effects. A reconciliation from net (loss) income to comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net (loss) income	$(31,399)	$4,841	$(24,601)	$10,879
Other comprehensive (loss) income, net of income taxes	(131)	27	4,197	1,578

Comprehensive (loss) income	$(31,530)	$4,868	$(20,404)	$12,457

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Subsequently, in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently evaluating the impact of this pronouncement on its financial statements but does not anticipate a material impact.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its financial statements but does not anticipate a material impact.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

4.	Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims.

Warranty activity for the six months ended June 27, 2008 and June 29, 2007 consisted of the following:

	Six Months Ended
	June 27, 2008	June 29, 2007
Warranty liability at beginning of the period	$2,971	$2,988
Accrued warranty expense	710	675
Warranty service work performed	(519)	(255)
Assumed in acquisitions	—	143
Foreign exchange translation effect	119	57

Warranty liability at end of the period	$3,281	$3,608

5.	Preferred Stock

The holders of the Preferred Stock were entitled to receive dividends in preference to any dividend on the common stock at the rate of LIBOR plus 2.50% per annum, when and if declared by the Board of Directors. Dividends of $3.5 million, $12.2 million, $13.7 million and $9.2 million were declared on May 12, 2008, December 31, 2007, May 15, 2007 and December 31, 2005, respectively. These amounts were paid immediately prior to the consummation of the Company’s IPO on May 13, 2008. The holders of the Preferred Stock did not have voting rights except in certain corporate matters involving the priority and payment rights of such shares.

On May 13, 2008 pursuant to the amended Articles of Incorporation, the Preferred Stock was automatically converted into shares of common stock upon the closing of the IPO, determined by dividing the original issue price of the preferred shares by the issue price of the common shares at the offering date.

6.	Share-Based Payments

2001 Plan and 2006 Plan

In 2001 and 2006, the board of directors implemented long-term cash incentive plans as a means to motivate senior management or those most responsible for the overall growth and direction of the Company. Certain executive officers participated in the Colfax Corporation 2001 Employee Appreciation Rights Plan (the “2001 Plan”) or the 2006 Executive Stock Rights Plan (the “2006 Plan”).

Generally, each of these plans provided the applicable officers with the opportunity to receive a certain percentage, in cash (or, with respect to the 2001 Plan only, in equity, at the determination of the Board of Directors), of the increase in value of the Company from the date of grant of the award until the date of the liquidity event.

The 2001 Plan rights fully vested on the third anniversary of the grant date. The 2006 Plan rights vested if a liquidity event occurs prior to the expiration of the term of the plan. Amounts are only payable upon the occurrence of a liquidity event. The Board determined that the IPO qualifies as a liquidity event for both plans. In conjunction with the IPO, the participants received a total of 557,597 shares of common stock and approximately $27.8 million in cash payments under the 2001 Plan and 2006 Plan and thereafter both plans terminated.

2008 Omnibus Incentive Plan

The Company adopted the Colfax Corporation 2008 Omnibus Incentive Plan (the “2008 Plan”) on April 21, 2008. The 2008 Plan provides the compensation committee of the board of directors’ discretion in creating employee equity incentives. Awards under the 2008 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, and other stock-based awards. To date, all grants made pursuant to this plan were made on the IPO date, May 7, 2008.

At June 27, 2008, the Company has four share-based compensation plans which are described below. The Company accounts for the fair value of grants under the 2008 Plan in accordance with FASB Statement No. 123R. The compensation cost that has been charged to income for these plans totaled approximately $0.3 million for the three months ended June 27, 2008.

Stock Options

Under the 2008 Plan, the Company may grant options to purchase common stock, with a maximum term of 10 years at 100% of the market value of the common stock on the date of grant. Or, in the case of an incentive stock option granted to a 10% stockholder, the Company may grant options to purchase common stock with a maximum term of 5 years at 110% of the market value of the common stock on the date of grant. One-third of the options granted at the IPO date vest on each annual anniversary of the date granted and expire in seven years.

Stock-based compensation expense for stock option awards was based on the grant-date fair value using the Black-Scholes model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. Stock-based compensation expense for the stock option awards was approximately $0.1 million, for the period from the grant date to June 27, 2008.

The following table shows the weighted-average assumptions we used to calculate fair value of stock option awards using the Black-Scholes model, as well as the weighted-average fair value of options granted.

Three Months Ended
June 27, 2008
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at time of grant)	3.09%
Volatility	32.35%
Dividend yield	—
Weighted-average fair value of options granted	$5.77

Expected volatility is based on the historical volatility of comparative public companies. The Company uses historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

Stock option activity for the three months ended June 27, 2008 is as follows:

Weighted Average
	Shares under option	Exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at March 29, 2008	—	$—
Granted	519,705	18
Exercised	—	—
Forfeitures or expirations	—	—

Options outstanding at June 27, 2008	519,705	$18	6.86 years	$3,871,802

Options exercisable at June 27, 2008	—	$—	—	$—

A summary of the status of nonvested shares as of June 27, 2008 and changes during the three months ended June 27, 2008 is presented below:

Nonvested shares	Shares	Weighted average grant date fair value
Nonvested at March 29, 2008	—	$—
Granted	519,705	5.77
Vested	—	—
Forfeited	—	—

Nonvested at June 27, 2008	519,705	$5.77

As of June 27, 2008, a total of approximately $2.7 million in unrecognized compensation cost related to stock options, net of estimated forfeitures, is expected to be recognized over a 2.86 year weighted-average period.

Performance-Based Awards

Under the 2008 Plan, the compensation committee may award performance shares and performance units whose vesting is contingent upon meeting various performance goals. The fair value of each grant under the Performance-Based Plan is equal to the market value of a share of common stock on the date of grant and the compensation expense is recognized when it is assumed that the performance goals will be achieved. Until such goals are probable, no compensation expense is recognized.

In conjunction with the IPO, on May 7, 2008 the Company granted 120,123 performance units to selected executives and other key employees. The eligibility of the stock units is determined based on whether the Company achieves the performance criteria during the performance period beginning on the IPO effective date and ending on December 31, 2011. The performance criteria will be achieved if for four consecutive calendar quarters during the performance period, the Company has earnings per share of at least $1.00. If the performance criteria are satisfied, the units are subject to additional time vesting requirements, by which units will fully vest in two equal installments on the 4th and 5th anniversary of the grant date.

The Company believes it is probable that the performance criteria will be achieved and as such, has begun to recognize the compensation expense. The fair value of performance units granted at the IPO date was $18.00. Stock-based compensation expense for the performance units was approximately $0.1 million, for the period from the grant date to June 27, 2008. As of June 27, 2008, there was approximately $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Performance Plan. That cost is expected to be recognized over a period of 5.0 years.

Restricted Stock and Restricted Stock Units

Under the 2008 Plan, the compensation committee may award restricted stock and restricted stock units to selected executives, key employees and outside directors. The compensation committee determines the terms and conditions of each award including the restricted period, the restriction applicable to the awards and the purchase price, if any, for the common stock subject to the award. Awards of restricted stock and restricted stock units may be subject to satisfaction of individual performance objectives or corporate performance objectives.

In conjunction with the IPO, on May 7, 2008 the Company granted 39,969 employee restricted stock units and 33,336 director restricted stock units. The employee restricted stock units vest either 100% at the 1st anniversary of the grant date or 50% at the 1st anniversary and 50% at the 2nd anniversary of the grant date. The director restricted stock units vest at each annual anniversary of the grant date over a 3 year period. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s board.

The fair value of each restricted stock unit is equal to the market value of a share of common stock on the date of grant. The fair value of the units granted at the IPO date was $18.00. For employee restricted stock units granted, stock-based compensation expense was approximately $0.1 million for the period from the grant date to June 27, 2008. As of June 27, 2008, there was approximately $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee restricted stock units. That cost is expected to be recognized over a period of 1 or 2 years.

For director restricted stock units granted, stock-based compensation expense was approximately $27 thousand for the period from the grant date to June 27, 2008. As of June 27, 2008, there was approximately $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the director restricted stock units. That cost is expected to be recognized over a period of 3 years.

7.	Earnings (Loss) Per Share and Stock Transactions

The following table presents the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Numerator:
Net (loss) income available to common shareholders:
Earnings (loss) from continuing operations, net of income taxes	$(31,399)	$4,841	$(24,601)	$10,879
Dividends on preferred stock	(3,492)	—	(3,492)	—

Income (loss) from continuing operations available to common shareholders	$(34,891)	$4,841	$(28,093)	$10,879

Denominator:
Weighted average common shares outstanding	34,525,984	21,885,929	28,311,879	21,885,929

Earnings (loss) from continuing operations per share-basic and diluted	$(1.01)	$0.22	$(0.99)	$0.50

The following stock awards, stock options and common stock equivalents were excluded from the calculation of diluted loss per share, since their effect would have been anti-dilutive:

	Three Months Ended	Six Months Ended
	June 27, 2008	June 27, 2008
Weighted-average stock appreciation rights excluded from computation of diluted loss per share	238,970	395,614
Weighted-average restricted stock units excluded from computation of diluted loss per share	21,013	15,035
Weighted-average options excluded from computation of diluted loss per share	32,641	26,065
Common stock equivalents excluded from computation of diluted loss per share	4,161,543	6,889,408

	4,454,167	7,326,122

8.	Income Taxes

For the three and six months ended June 27, 2008, the Company had a loss before income taxes of $(44.1) million and $(33.7) million, respectively, compared to income before taxes of $7.9 million and $17.9 million for the three and six months ended June 29, 2007.

For the three and six months ended June 27, 2008, the Company had an income tax benefit of $12.7 million and $9.1 million, respectively, compared to income tax expense of $3.0 million and $7.0 million for the three and six months ended June 29, 2007.

For the three and six months ended June 27, 2008, the Company had effective tax (benefit) expense rates of (28.8)% and (27.0)% compared to 38.6% and 39.1% for the three and six months ended June 29, 2007. The lower effective tax benefit rates in 2008 compared to the US federal statutory rate are primarily due to a $11.8 payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes offset in part by an expected lower overall rate on normal operations due to reductions in the German corporate tax rates in 2008, other foreign tax rates that are lower than the US tax rate and changes in overall profitability. The effective tax expense rates in 2007 differ from the US federal statutory rate primarily due the inclusion of state income taxes and foreign earnings in US taxable income offset in part by foreign tax rates which are generally lower than the U.S. rate.

We experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the initial public offering. The Company’s ability to use its net operating losses and minimum tax credits carry forwards existing at the time of the ownership change to offset our taxable income, if any, generated in taxable periods after the ownership change may be limited under Section 382 and other federal tax provisions.

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

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months ranging from zero to $ 1.9 million.

9.	Inventories

Inventories at June 27, 2008 and December 31, 2007 consisted of the following:

	June 27, 2008	December 31, 2007
Raw materials	$37,755	$29,122
Work in process	39,718	31,614
Finished goods	21,887	16,859

	99,360	77,595
Less-Customer progress billings	(1,053)	(1,719)
Less-Allowance for excess, slow-moving and obsolete inventory	(7,755)	(7,589)

	$90,552	$68,287

10.	Net Periodic Benefit Cost – Defined Benefit Plans

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and the Company’s other post-retirement employee benefit plans for the three and six months ended June 27, 2008 and June 29, 2007, respectively.

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Pension Benefits - U.S. Plans
Service cost	$—	$—	$—	$—
Interest cost	3,576	3,559	7,151	7,118
Expected return on plan assets	(4,774)	(4,532)	(9,549)	(9,065)
Amortization	585	736	1,170	1,471

Net periodic benefit (credit)	$(613)	$(237)	$(1,228)	$(476)

Pension Benefits - Non U.S. Plans
Service cost	$251	$250	$542	$558
Interest cost	887	725	1,934	1,602
Expected return on plan assets	(224)	(223)	(478)	(482)
Amortization	106	174	226	383

Net periodic benefit cost	$1,020	$926	$2,224	$2,061

Other Post-Retirement Benefits
Service cost
Interest cost	108	111	215	222
Amortization	37	33	75	67

Net periodic benefit cost	$145	$144	$290	$289

11.	Long-Term Debt

On May 13, 2008, coinciding with the closing of the IPO, the Company terminated its existing credit facility. There were no material early termination penalties incurred as a result of the termination. Deferred loan costs of $4.6 million were written off in connection with this termination. On the same day, the Company entered into a new credit agreement (“the Credit Agreement”) among the Company, certain subsidiaries of the Company identified therein, the agents identified therein and the lenders identified therein.

The Credit Agreement, led by Banc of America Securities LLC and administered by the Bank of America, is a senior secured structure with a $150.0 million revolver and a Term A Note of $100.0 million that bears interest at LIBOR plus 2.5%, or 5.1% at June 27, 2008.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a Euro sub-facility in which borrowing capacity is limited to €100.0 million. The annual commitment fee on the revolver is 0.5%. Interest rate margins for the revolver are based on the Company’s leverage ratio calculated at each quarter-end. At June 27, 2008, borrowings for same day or next day value bear interest at Prime plus 1.50%, or 6.50%. At June 27, 2008, borrowings with four days notice period and a minimum term of 30 days bear interest at LIBOR plus 2.50%. Euro based borrowings bear interest at EURIBOR plus 2.50%.

The Term A Note, as entered into on May 13, 2008, has $1.25 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2008 and ending March 31, 2010, $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013.

On June 27, 2008, there was $100.0 million outstanding on the Term A loan facility, no outstanding balance on the revolving lines of credit, and $16.7 million on the letter of credit sub-facility. Interest rate margins for the term loan are based on the Company’s leverage ratio calculated at each quarter-end. The weighted-average interest rate at June 27, 2008 was 5.1%.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the facility. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of June 27, 2008.

12.	Commitments and Contingencies

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

In most instances, the subsidiaries settle asbestos claims for amounts management considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years. Management expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arose. To date, the majority of settled claims have been dismissed for no payment.

Claims activity related to asbestos is as follows(1):

	Six Months Ended
	June 27, 2008	June 29, 2007
Claims unresolved at the beginning of the period	37,554	50,020
Claims filed(2)	2,390	5,130
Claims resolved(3)	(3,324)	(16,575)

Claims unresolved at the end of the period	36,620	38,575

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)	Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company has projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is the standard approach used by most experts and has been accepted by numerous courts. This methodology is based upon risk equations, exposed population estimates, mortality rates and other demographic statistics. In applying the Nicholson methodology for each subsidiary the Company performed: 1) an analysis of the estimated population likely to have been exposed or claim to have been exposed to products manufactured by the subsidiaries based upon national studies undertaken of the population of workers believed to have been exposed to asbestos; 2) the use of epidemiological and demographic studies to estimate the number of potentially exposed people that would be likely to develop asbestos-related diseases in each year; 3) an analysis of the subsidiaries’ recent claims history to estimate likely filing rates for these diseases; and 4) an analysis of the historical asbestos liability costs to develop average values, which vary by disease type, jurisdiction and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims. The Company’s projections based upon the Nicholson methodology estimate both claims and the estimated cash outflows related to the resolution of such claims for periods up to and including the endpoint of asbestos studies referred to in item 2) above. It is the Company’s policy to record a liability for asbestos-related liability costs for the longest period of time that it can reasonably estimate.

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

The Company assessed the subsidiaries’ existing insurance arrangements and agreements, determined the applicability of insurance coverage for existing and expected future claims, analyzed publicly available information bearing on the current creditworthiness and solvency of the various insurers, and employed such insurance allocation methodologies as the Company believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities. The analysis took into account self-insurance reserves, policy exclusions, pending litigation, liability caps and gaps in the Company’s coverage, allocation agreements, indemnity arrangements with third-parties, existing and potential insolvencies of insurers as well as how legal and defense costs will be covered under the insurance policies. Each subsidiary has separate, substantial primary, excess and umbrella insurance coverage resulting from the independent corporate history of each entity. In its evaluation of the insurance asset, in addition to the criteria listed above, the Company used different insurance allocation methodologies for each subsidiary based upon the state law that will or is likely to apply for that subsidiary.

For one of the subsidiaries, although presently no cost sharing or allocation agreement is in place with the Company’s excess insurers, the Company believes that based upon application of an insurance allocation methodology, which is used in certain states, including Florida and Massachusetts, and in accordance with prevailing law, that recovery is probable from such insurers for approximately 67% of the liability and defense costs after the exhaustion of primary and umbrella layers of insurance. This allocation methodology, known as the “all sums” approach, allows the policyholder to select any policy year triggered by the claim. Under this methodology, each policy provides indemnity for all amounts that the insured becomes legally obligated to pay as damages, subject to the terms, conditions and limitations of the policy language. The Company uses this allocation methodology because it is the most likely methodology based upon the corporate history of the subsidiary and that of its primary insurer which are domiciled in either Florida or Massachusetts. In 2006, this insurer asserted that certain insurance policies contained deductibles. As a result, the Company had reserves of $6.7 million and $7.5 million as a reduction of its asbestos insurance asset at June 27, 2008 and December 31, 2007, respectively, for the probable and reasonably estimable liability the Company expects related to these deductibles under the primary insurance policies.

Until recently, this subsidiary has had all of its liability and defense costs covered in full by its primary and umbrella insurance carrier. This carrier has informed the subsidiary that the primary insurance policies are now exhausted. In May 2008, the carrier provided notice that one of fourteen umbrella policies had exhausted and stated that, as a result, it would in the future pay 92.9% (or 13/14ths) of liability costs but would continue to pay 100% of defense costs, subject to its prior reservation of rights to deny coverage for any claims that are not covered under the terms of the relevant policies. The subsidiary has a substantial amount of excess insurance coverage available to it from solvent carriers. The subsidiary is currently in litigation in the Delaware Chancery Court with the carrier that provides the applicable primary and umbrella coverage and with the relevant excess insurers. The plaintiff in the Delaware Chancery Court action is another company that is also insured under the relevant policies and has also been named as a defendant in asbestos-related bodily injury actions. The other company sought relief from the subsidiary and the primary/umbrella insurer in the form of an order directing the insurer to partition the policy limits so that a portion of the limits could be accessed solely for the plaintiff’s benefit. The subsidiary moved to dismiss the plaintiff’s claims and the plaintiff and the primary/umbrella insurer recently agreed on a final resolution of their disputes and, by extension, the plaintiff’s dispute with the subsidiary. In a June 6, 2008 order, the Delaware Chancery Court dismissed with prejudice all of the plaintiff’s claims against the subsidiary and the insurer. The plaintiff and the insurer have represented to the court and the subsidiary that the settlement terms to which they have agreed will not affect the subsidiary’s rights under the insurer’s policies.

The subsidiary had previously commenced an action against all of its insurers in the Massachusetts Superior Court. The primary/umbrella insurer moved to dismiss or stay that action in favor of the pending Delaware Chancery Court action. Later developments showed that the simultaneous prosecution of both actions raised a risk of duplicative litigation over factually and legally related issues. Accordingly, in the fall of 2007, the subsidiary joined the motion to dismiss or stay. In an April 14, 2008 decision and order, the Massachusetts court granted that motion to extent of staying the Massachusetts action in deference to the Delaware Chancery Court action.

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

For this subsidiary, until June 2004, based upon an interim agreement, the subsidiary’s primary insurers paid at least two-thirds of liability costs and all defense costs. In 2003, the subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos bodily injury claims asserted against it. Although none of these defendant insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments. One of the primary insurers and one of the excess insurers stopped or severely reduced payments alleging that its policies were exhausted and the subsidiary began paying various amounts of its liability and defense costs during 2004. The Company historically had recorded a receivable for any amounts paid above the expected insurance recovery percent for that period which the Company considered recovery probable. As of December 31. 2007, based upon (i) application of the New Jersey allocation model, (ii) court records indicating the Court was likely to order insurers to reimburse the subsidiary for past costs, and (iii) the receipt of $58.0 million in cash from certain insurers during the fourth quarter of 2007, the Company recorded a receivable based upon the Carter-Wallace methodology for all past liability and defense cost, for which it believes recovery is probable. The Company continues to use the Carter-Wallace methodology for valuing its insurance receivable for asbestos-related costs it has paid. The Special Allocation Master appointed in this subsidiary’s insurance coverage dispute has issued several Recommendations to the Trial Court. These Recommendations confirm that the subsidiary is entitled to its entire insurance asset and the losses are to be allocated to the various liability insurers in accordance with a New Jersey Carter-Wallace allocation. If the Court accepts the Special Master’s recommendation it is expected that the Subsidiary would recognize a significant gain.

In 2007, certain insurance carriers agreed to settle with this subsidiary by reimbursing the subsidiary for amounts it paid for liability and defense costs as well as entering into formal agreements detailing the payments of future liability and defense costs in an agreed to allocation. In addition, a number of non-settling insurance carriers have paid significant amounts for liability and defense costs paid by the subsidiary in the past and continue to pay a share of costs as they are incurred. Through June 27, 2008, the subsidiary has received approximately $68.6 million of which approximately $52.9 million represents reimbursement of past costs, which reduces the Company’s outstanding insurance receivables, and approximately $15.7 million represents settlement in full for future costs not yet incurred by the subsidiary. Of the $15.7 million, approximately $6.7 million relates to insurance policies which are triggered within the Company’s 15-year estimate of asbestos-related liability and as such were recorded as a reduction to the insurance asset, while, approximately $9.0 million relates to insurance policies which were not included in the Company’s 15-year estimate of asbestos-related liability cost and, as such, were recorded as income in asbestos liability and defense costs (income). During the six months ended June 27, 2008, the subsidiary received $2.2 million in reimbursement of past cost from an insurer and another $0.9 million from an insurer previously considered insolvent. Presently certain insurers are paying approximately 36.8% of costs for current asbestos-related liability and defense costs.

Based on the analysis referred to above, the Company has established reserves of $366.8 million and $376.2 million as of June 27, 2008 and December 31, 2007, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years. It has also established recoverables of $296.3 million and $305.2 million as of June 27, 2008 and December 31, 2007, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the Company’s expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $70.5 million and $71.0 million as of June 27, 2008 and December 31, 2007, respectively. The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset” in the accompanying condensed consolidated balance sheets. In addition the Company has recorded a receivable for liability and defense costs it had previously paid in the amount of $54.6 million and $44.7 million as of June 27, 2008 and December 31, 2007, respectively, for which insurance recovery is deemed probable.

The (income) expense related to these liabilities and legal defense was $(0.7) million and $(0.4) million, net of estimated insurance recoveries, for the three and six months ended June 27, 2008 compared to $0.6 million and $(1.7) million for the three and six months ended June 29, 2007, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers were $4.0 million and $7.1 million for the three and six months ended June 27, 2008 compared to $3.7 million and $5.9 million for the three and six months ended June 29, 2007, respectively.

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

General Litigation

One of our subsidiaries and its Canadian subsidiary are defendants in a lawsuit brought by KPMG, Trustee of the Estate of Stone Venepal Pulp, Inc. in the Supreme Court of British Columbia alleging negligence and breach of contract arising from the sale and subsequent repair of a steam turbine by its former Delaval Turbine Division and claiming damages of approximately $7.3 million (Canadian) plus prejudgment interest and consequential damages. We believe that there are legal and factual defenses to the claim and intend to defend the action vigorously. A trial date has been set for November 2008. The Company has accrued its best estimate of the loss related to this matter.

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

One of our subsidiaries was a defendant in an action for rent brought by Corporate Property Associates, a former landlord of one of its facilities. In March 2006, a jury found in part for the landlord, awarding $1.6 million for rent and $1.2 million in attorney’s fees. On April 2, 2008 the Court of Appeals for the 5th District of Texas at Dallas affirmed the trial court’s judgment. In May 2008, the Company paid $2.8 million plus accrued interest to satisfy the judgment in full.

In April 1999 the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the Subsidiary’s divisions relating to retiree health care obligations. On June 15, 2005 a Motion was filed seeking an Order that certain of the features of the plan as implemented by the Company were in violation of the Settlement Agreement. On April 1, 2008, in response to cross motions for summary judgment brought by both parties, the Court issued a Memorandum and Opinion, which ruled that Imo is responsible for providing retiree health benefits to an additional group of approximately 45 former employees for whom the Company asserted they owed no health care obligations.

The Court did not grant summary judgment for either party on additional disputes including the amount and level of retiree health benefits or the date at which the additional group become entitled to retiree health care. A trial has been scheduled for August. The Company feels it has defenses to these claims and intends to vigorously defend its position.

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

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the three and six months ended June 27, 2008 aftermarket sales and services represented approximately 25% of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our management team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Key Performance Measures

The discussion of our results of operations that follows focuses on some of the key financial measures that we use to evaluate our business. We evaluate growth using several measures described below, including net sales, orders and order backlog. Our sales growth is affected by many factors, particularly the impact of acquisitions, the impact of fluctuating foreign exchange rates, and growth in our existing businesses. To facilitate the comparison between reporting periods, we describe the impact of each of these three factors on our sales growth below in tabular format under the heading “Sales and Orders.”

Orders and order backlog are highly indicative of our future revenue and thus a key measure of anticipated performance. Orders consist of orders for products or services from our customers. Order backlog consists of unfilled orders.

Seasonality

We experience seasonality in our fluid handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, our shipments generally peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season.

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended June 27, 2008 and June 29, 2007 is affected by the following significant items:

Acquisitions

Acquisitions significantly affect our reported results and can make period to period comparisons of results difficult. As a result, we disclose our sales growth between periods both from existing and acquired businesses.

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

Foreign Currency Fluctuations

A significant portion of our sales, approximately 71.2% and 70.6%, respectively, for the three and six months ended June 27, 2008, is denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and is quantified, when significant, in our discussion of the results of our operations.

IPO-related Costs

Results for the three months and six months ended June 27, 2008 include $57.0 million of nonrecurring costs associated with our IPO. This amount includes $10.0 million of share based compensation and $27.8 million of special cash bonuses paid under previously adopted executive compensation plans as well as $2.8 million of employer payroll taxes and other related costs. It also included $11.8 million to reimburse the selling stockholders for the underwriting discount on the shares sold by them; and the write off of $4.6 million of deferred loan costs associated with the early termination of a credit facility.

Legacy Legal Adjustment

Selling, general and administrative expenses for the three and six months ended June 27, 2008 include a $4.1 million charge to legacy legal reserves in the second quarter related to ongoing non-asbestos litigation based upon recent advice of legal counsel regarding probable outcome based on available defenses, availability of witnesses and estimated range of loss. This litigation arose from the sale and subsequent repair of a product by a division of a subsidiary that was divested prior to Colfax’s acquisition of the subsidiary. We have not been in the business of supplying or servicing this type of product for in excess of 15 years.

Legacy Asbestos (Income) Expense

Legacy asbestos (income) expense includes all asbestos-related costs and is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period (“Asbestos liability and defense costs (income)”). It also includes legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries (“Asbestos coverage litigation expenses”). See “—Asbestos-Related Litigation” above for a further discussion of legacy asbestos expenses.

The table below presents legacy asbestos (income) expense for the periods indicated:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Asbestos liability and defense costs (income)	$(0.7)	$0.6	$(0.4)	$(1.7)
Asbestos coverage litigation expenses	$4.0	$3.7	$7.1	$5.9

Asbestos liability and defense costs (income) was $(0.7) million and $(0.4) million, net of estimated insurance recoveries, for the three and six months ended June 27, 2008 compared to $0.6 million and $(1.7) million for the three and six months ended June 29, 2007, respectively. Fluctuations among the periods were primarily caused by two items: (i) the timing of settlements received by insurers which related to insurance policies which were not included in the Company’s 15 year estimate of asbestos-related liability cost and, as such, were recorded as income or (ii) an increase to the insurance receivable based upon an acknowledgement by an insurer of additional solvent coverage.

Legal costs related to the subsidiaries’ action against their asbestos insurers were $4.0 million and $7.1 million for the three and six months ended June 27, 2008 compared to $3.7 million and $5.9 million for the three and six months ended June 29, 2007, respectively. See “—Note 12 Commitments and Contingencies-Asbestos Liabilities and Insurance Assets” for a further discussion of recent developments in asbestos litigation.

Sales and Orders

Our sales growth is affected by many factors including acquisitions, the impact of fluctuating foreign exchange rates, and growth in our existing businesses. To facilitate the comparison between reporting periods, we disclose the impact of each of these three factors. Growth due to acquisitions includes incremental sales due to an acquisition during the period or incremental sales due to reporting a full year’s sales for an acquisition that occurred in the prior year. The impact of foreign currency translation is the difference between sales from existing businesses valued at current year foreign exchange rates and the same sales valued at prior year foreign exchange rates. Sales growth from existing businesses excludes both the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of growth due to factors such as price, mix and volume.

Orders and order backlog are highly indicative of our future revenue and thus key measures of anticipated performance. Orders consist of orders for products or services from our customers. Order backlog consists of unfilled orders. The components of order growth are presented on the same basis as sales growth.

The following tables present components of our sales and order growth, as well as sales by fluid handling product for the periods indicated:

(Amounts in millions)	Sales		Orders
	$	%	$	%
Three Months Ended June 29, 2007	$122.4		$140.6

Components of Growth:
Existing Businesses	22.4	18.3%	26.5	18.8%
Acquisitions	1.0	0.8%	4.3	3.1%
Foreign Currency Translation	15.6	12.7%	17.4	12.4%

Total Growth	39.0	31.9%	48.2	34.3%

Three Months Ended June 27, 2008	$161.4		$188.8

(Amounts in millions)	Sales		Orders		Backlog at
	$	%	$	%	Period End
Six Months Ended June 29, 2007	$237.2		$271.4		$224.7

Components of Growth:
Existing Businesses	24.8	10.5%	58.1	21.4%	107.4	47.8%
Acquisitions	3.5	1.5%	6.4	2.4%	12.3	5.5%
Foreign Currency Translation	26.6	11.2%	33.2	12.2%	39.6	17.6%

Total Growth	54.9	23.1%	97.7	36.0%	159.3	70.9%

Six Months Ended June 27, 2008	$292.1		$369.1		$384.0

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net Sales by Product:
Pumps, including aftermarket parts and service	$129.3	$99.2	$243.1	$200.1
Systems, including installation service	27.0	19.5	39.3	28.3
Valves	2.1	2.4	3.8	5.1
Other	3.0	1.3	5.9	3.7

Total net sales	$161.4	$122.4	$292.1	$237.2

As detailed above, sales growth from existing business increased 18.3% and 10.5% for the three and six months periods ended June 27, 2008, respectively, over the comparable period in the prior year. In both periods, these increases were primarily attributable to increased volume and demand in the commercial marine, general industrial and power generation end-markets. Commercial marine sales grew 13.6% and 5.8% for the three and six month periods ended June 27, 2008, respectively. Sales for the general industrial end market grew 25.7% and 19.2% for the three and six month periods ended June 27, 2008, respectively. Sales for the power generation end market grew 61.0% and 46.5% for the three and six month periods ended June 27, 2008, respectively. Oil and gas sales were down 5.3% for the quarter and 14.7% for the year to date period primarily due to an unusually large project that was delivered in the second quarter of 2007. Navy sales were down 35.6% and 31.2% for the quarter and year to date periods. We expect increased Navy revenue in the second half of 2008.

Acquisition growth of 0.8% for the quarter was due to the acquisition of Fairmount on November 29, 2007. Year to date acquisition growth of 1.5% was due to the acquisition of LSC on January 31, 2007 and Fairmount on November 29, 2007. Foreign currency translation increased sales and orders in both the quarter to date and year to date periods. These increases were primarily due to the weakening of the U.S. dollar against the Euro.

Order growth was strong during the quarter and year to date periods ended June 27, 2008. Most notably, commercial marine orders increased by 6.3% and 37.2% during the quarter to date and year to date periods ended June 27, 2008, respectively. In the power generation market, orders were up 31.5% for the quarter and 19.3% year to date. In the oil and gas end market, orders were up 63.2% for the quarter and 11.1% year to date. In the general industrial end market, orders were up 19.5% for the quarter and 15.0% year to date. Navy orders were down 15.0% for the quarter but up 20.4% year to date.

Gross Profit

The following table presents our gross profit and gross profit margin figures for the periods indicated:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Gross Profit	$56.8	$43.0	$105.0	$81.9
Gross Profit Margin	35.2%	35.2%	35.9%	34.5%

Gross profit for the three months ended June 27, 2008 increased $13.8 million, or 32.1%, from the comparable period in the prior year. Of the $13.8 million increase, $8.0 million was attributable to growth from existing businesses, $0.5 million was due to the acquisition of Fairmount on November 29, 2007, and $5.2 million was due to the impact of foreign exchange rates.

Gross profit for the six months ended June 27, 2008 increased $23.1 million, or 28.2%, from the comparable period in the prior year. Of the $23.1 million increase, $12.5 million was attributable to growth from existing businesses, $1.4 million was due to the acquisition of LSC on January 31, 2007 and Fairmount on November 29, 2007, and $9.2 million was due to the impact of foreign exchange rates.

For the quarter gross profit margins were flat when compared with the prior year but increased 140 basis points for the year to date period. For the quarter margin remained flat as unfavorable mix offset leverage from increased volume. Sales to the higher margin oil and gas end market were 11.1% of total sales in the current year quarter as compared to 16.1% of total sales in the comparable prior year period. The margin improvement for the year to date period was primarily driven by the Company’s European operations and reflects increased aftermarket sales and favorable pricing and cost control in the commercial marine market.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
SG&A Expenses	$35.8	$25.4	$64.3	$48.5
SG&A Expenses as a percentage of sales	22.2%	20.8%	22.0%	20.5%

Selling, general and administrative expenses increased $10.4 million to $35.8 million for the three months ended June 27, 2008 compared to $25.4 million for the three months ended June 29, 2007. Of the $10.4 million increase, $4.1 million relates to a charge for a legacy legal matter, while $2.6 million was due to the impact of foreign exchange rates and $0.4 million was due to the acquisition of Fairmount. The remaining increase was primarily due to increased variable selling expenses and increased professional and other costs associated with becoming a public company during the three months ended June 27, 2008. Excluding the effect of the $4.1million charge to legacy legal reserves, selling, general and administrative expenses as a percent of sales would be 19.6%, a 120 basis point decrease from the prior year period which is primarily the result of timing and leverage.

Selling, general and administrative expenses increased $15.8 million to $64.3 million for the six months ended June 27, 2008 compared to $48.5 million for the six months ended June 29, 2007. Of the $15.8 million increase, $4.1 million relates to a charge for a legacy legal matter, while $4.8 million was due to the impact of foreign exchange rates and $1.3 million was due to the acquisitions of Fairmount and LSC. The remaining increase was primarily due to variable selling expenses and increased audit and professional fees and other costs associated with becoming a public company during the six months ended June 27, 2008 and a gain in the prior year period of $1.1 million from the sale of available for sale equity securities. Excluding the effect of the $4.1 million charge to legacy legal reserves, selling, general and administrative expenses as a percent of sales would be 20.6% for the six months ended June 27, 2008. Excluding the effect of the $1.1 million gain from the sale of securities, selling, general and administrative expenses as a percent of sales would be 20.9 % for the six months ended June 29, 2007.

Operating (Loss) Income

The table below presents operating income data for the periods indicated:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Operating (loss) income	$(40.8)	$12.3	$(26.0)	$27.1
Operating margin	-25.3%	10.1%	-8.9%	11.4%

Operating income for the three months ended June 27, 2008 decreased $53.1 million from the comparable period in the prior year. This decrease was primarily due to $57.0 million of nonrecurring IPO-related costs and the $4.1 million increase in legacy legal costs, offset by a favorable $2.5 million impact from foreign exchange rates and $5.5 million of increased operational performance in our existing business units.

Operating income for the six months ended June 27, 2008 decreased $53.1 million from the comparable period in the prior year. This decrease was primarily due to $57.0 million of nonrecurring IPO-related costs and the $4.1million increase in legacy legal costs, offset by a favorable $4.2 million impact from foreign exchange rates and $4.1 million of increased operational performance in our existing business units.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense for the three months ended June 27, 2008 decreased $1.3 million to $3.2 million from $4.5 million for the three months ended June 29, 2007. The decrease for the three months ended June 27, 2008, was primarily due to lower debt levels as a result of the repayment of $105.4 million of outstanding indebtedness with a portion of the IPO proceeds on May 13, 2008. A decrease in the weighted average interest rate on our variable rate borrowings from 7.40% in 2007 to 5.33% in 2008 contributed approximately $0.8 million to the decrease in interest expense.

Interest expense for the six months ended June 27, 2008 decreased $1.5 million to $7.7 million from $9.2 million for the six months ended June 29, 2007. The decrease for the six months ended June 27, 2008, was primarily due to lower debt levels as a result of the repayment of $105.4 million of outstanding indebtedness with a portion of the IPO proceeds on May 13, 2008. The lower debt levels also resulted from the use of $10 million of cash received from settlements with our asbestos insurers that was used to pay down the revolver and a €7.0 million payment on the Term C loan during the fourth quarter of 2007. A decrease in the weighted average interest rate on our variable rate borrowings from 7.41% in 2007 to 6.33% in 2008 contributed approximately $1.0 million to the decrease in interest expense.

Provision for Income Taxes

For the three and six months ended June 27, 2008, the Company had a loss before income taxes of $(44.1) million and $(33.7) million, respectively, compared to income before taxes of $7.9 million and $17.9 million for the three and six months ended June 29, 2007.

For the three and six months ended June 27, 2008, the Company had an income tax benefit of $12.7 million and $9.1 million, respectively, compared to income tax expense of $3.0 million and $7.0 million for the three and six months ended June 29, 2007.

For the three and six months ended June 27, 2008, the Company had effective tax (benefit) expense rates of (28.8)% and (27.0)% compared to 38.6% and 39.1% for the three and six months ended June 29, 2007. The lower effective tax benefit rates in 2008 compared to the US federal statutory rate are primarily due to a $11.8 payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes offset in part by an expected lower overall rate on normal operations due to reductions in the German corporate tax rates in 2008, other foreign tax rates that are lower than the US tax rate and changes in overall profitability. The effective tax expense rates in 2007 differ from the US federal statutory rate primarily due the inclusion of state income taxes and foreign earnings in US taxable income offset in part by foreign tax rates which are generally lower than the U.S. rate.

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

Borrowings

On May 13, 2008, coinciding with the closing of the IPO, the Company terminated its existing credit facility. There were no material early termination penalties incurred as a result of the termination. Deferred loan costs of $4.6 million were written off in connection with this termination. On the same day, the Company entered into a new credit agreement (“the Credit Agreement”) among the Company, certain subsidiaries of the Company identified therein, the agents identified therein and the lenders identified therein.

The Credit Agreement, led by Banc of America Securities LLC and administered by the Bank of America, is a senior secured structure with a $150.0 million revolver and a Term A Note of $100.0 million that bears interest at LIBOR plus 2.5%, or 5.1% at June 27, 2008.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a Euro sub-facility in which borrowing capacity is limited to €100.0 million. The annual commitment fee on the revolver is 0.5%. Interest rate margins for the revolver are based on the Company’s leverage ratio calculated at each quarter-end. At June 27, 2008, borrowings for same day or next day value bear interest at Prime plus 1.50%, or 6.50%. At June 27, 2008, borrowings with four days notice period and a minimum term of 30 days bear interest at LIBOR plus 2.50%. Euro based borrowings bear interest at EURIBOR plus 2.50%.

The Term A Note, as entered into on May 13, 2008, has $1.25 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2008 and ending March 31, 2010, $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013.

On June 27, 2008, there was $100.0 million outstanding on the Term A loan facility, no outstanding balance on the revolving lines of credit, and $16.7 million on the letter of credit sub-facility. Interest rate margins for the term loan are based on the Company’s leverage ratio calculated at each quarter-end. The weighted-average interest rate at June 27, 2008 was 5.1%.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the facility. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of June 27, 2008.

We expect to have sufficient funds available to meet our ongoing liquidity requirements for at least the next 12 months.

Contractual Obligations

The following table is a summary of contractual obligations as of June 27, 2008 (in millions):

	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Payments Due by Period
Term Loan A	$100.0	$6.3	$16.3	$77.4	$—
Interest Payments on Long-Term Debt(1)	21.6	5.7	9.1	6.8	—
Capital Leases	1.1	0.5	0.6	—	—
Operating Leases	9.4	4.2	3.8	1.4	—

Total	$132.1	$16.7	$29.8	$85.6	$—

(1)	Variable interest payments are estimated using a static rate of 5.14% for the Term A.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Six Months Ended
(Amounts in millions)	June 27, 2008	June 29, 2007
Net cash (used in) provided by operating activities	$(57.0)	$9.4

Purchases of fixed assets	(9.1)	(5.6)
Net cash paid for acquisitions	—	(28.5)
Other sources, net	0.1	—

Net cash used in investing activities	$(9.0)	$(34.1)

Proceeds and repayments of borrowings, net	(106.5)	26.4
Net proceeds from IPO	193.0	—
Dividends paid	(38.5)	—
Payments made for loan costs	(2.9)	(0.4)
Other uses, net	(0.2)	—

Net cash provided by financing activities	$44.9	$26.0

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. Changes in significant operating cash flow items are discussed below.

•

Net cash used in operating activities for the six months ended June 27, 2008 includes cash paid for nonrecurring IPO-related costs of $42.4 million ($30.6 million of special bonuses and related fringe costs paid under previously adopted executive compensation plans and $11.8 million to reimburse the selling stockholders for the underwriting discount on the shares sold by them in the IPO).

•	Cash paid for asbestos liabilities, including both the disposition of claims and legal expenses related to litigation against our insurers, was a significant cash outflow.

•

For the six months ended June 27, 2008 and June 29, 2007 net cash paid for asbestos liabilities, net of insurance settlements received, was $16.3 million and $15.8 million, respectively. Of these amounts, $7.0 million and $7.9 million related to litigation costs against our insurers paid during the six months ended June 27, 2008 and June 29, 2007, respectively. These amounts are net of cash received from settlements with our asbestos insurance carriers of $3.1 million and $7.5 million during the six months ended June 27, 2008 and June 29, 2007, respectively.

•

Changes in net working capital also affected the operating cash flows for the years presented. We define net working capital as trade receivables plus inventories less accounts payable, excluding the effects of acquisitions and foreign currency translation.

•

Net working capital increased $30.1 million from December 31, 2007 to June 27, 2008. This increase was primarily due to increases in inventories and trade receivables due to growth in sales volume and order rates.

•

Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the six months ended June 27, 2008 and June 29, 2007, net working capital as a percentage of sales was 23.1% and 17.6%, respectively.

Investing activities consist primarily of purchases of fixed assets and cash paid for acquisitions.

•

In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. For 2008, we target capital expenditures at approximately 2.0% to 2.5% of annualized revenues.

•	In January 2007, we acquired LSC for $28.5 million, net of cash acquired. Purchase price adjustments after June 29, 2007 increased the purchase price to $29.7 million, net of cash acquired.

Financing cash flows consist primarily of IPO proceeds, borrowings and repayments of indebtedness, payment of dividends to shareholders, and redemptions of stock.

•

Our IPO proceeds were $193.0 million after deducting estimated accounting, legal and other expenses of $5.9 million. We used these proceeds to: (i) repay approximately $105.4 million of indebtedness outstanding under our credit facility, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans. The remainder of the net proceeds are currently being held as cash.

•	We paid approximately $2.9 million in deferred loan costs related to our new Credit Facility entered into on May 13, 2008.

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

Information concerning market risk for the three and six months ended June 27, 2008 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at June 27, 2008 are variable rate facilities based on LIBOR or EURIBOR. A hypothetical increase in the interest rate of 1.00% on our variable rate debt during the three and six months ended June 27, 2008 would have increased our interest cost by approximately $0.4 million and $0.9 million, respectively. In order to mitigate this risk, we periodically enter into interest swap or collar agreements. On July 1, 2005 we entered into an interest rate collar with an aggregate notional value of $90.0 million whereby we exchanged our LIBOR-based variable rate interest for a ceiling of 4.75% and a floor of approximately 3.40%. The collar agreement was terminated in May 2008, in conjunction with the Company entering into a new Credit Agreement for a payment of $0.2 million.

On June 24, 2008 we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%. The notional value decreases to $ 50 million and then $25 million on June 24, 2011 and June 24, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $0.8 million at June 27, 2008. The swap agreement has been designated as a cash flow hedge, and therefore movements in the fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended June 27, 2008 approximately 71.3% and 70.6%, respectively, of our sales were derived from operations outside the U.S. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of June 27, 2008, we had copper and nickel futures contracts with a fair value of $79.0 thousand. We did not elect hedge accounting for these futures contracts, and therefore movements in the fair value are recorded to cost of sales.

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

There have been no significant changes for the six months ended June 27, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Subsequently, in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently evaluating the impact of this pronouncement on its financial statements but does not anticipate a material impact.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Two of our subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. Of the approximately 36,600 pending claims, approximately 14,600 of such claims have been brought in various state courts in Mississippi; approximately 3,000 of such claims have been brought in the Supreme Court of New York County, New York; approximately 75 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,600 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

One of our subsidiaries and its Canadian subsidiary are defendants in a lawsuit brought by KPMG, Trustee of the Estate of Stone Venepal Pulp, Inc. in the Supreme Court of British Columbia alleging negligence and breach of contract arising from the sale and subsequent repair of a steam turbine by its former Delaval Turbine Division and claiming damages of approximately $7.3 million (Canadian) plus prejudgment interest and consequential damages. We believe that there are legal and factual defenses to the claim and intend to defend the action vigorously. A trial date has been set for November 2008.

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

One of our subsidiaries was a defendant in an action for rent brought by Corporate Property Associates, a former landlord of one of its facilities. In March 2006, a jury found in part for the landlord, awarding $1.6 million for rent and $1.2 million in attorney’s fees. On April 2, 2008 the Court of Appeals for the 5th District of Texas at Dallas affirmed the trial court’s judgment. In May 2008, the Company paid $2.8 million plus accrued interest to satisfy the judgment in full.

In April 1999 the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the Subsidiary’s divisions relating to retiree health care obligations. On June 15, 2005 a Motion was filed seeking an Order that certain of the features of the plan as implemented by the Company were in violation of the Settlement Agreement. On April 1, 2008, in response to cross motions for summary judgment brought by both parties, the Court issued a Memorandum and Opinion, which ruled that Imo is responsible for providing retiree health benefits to an additional group of approximately 45 former employees for whom the Company asserted they owed no health care obligations. The Court did not grant summary judgment for either party on additional disputes including the amount and level of retiree health benefits or the date at which the additional group become entitled to retiree health care. A trial has been scheduled for August. The Company feels it has defenses to these claims and intends to vigorously defend its position.

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

Underwriting discounts	$14.4
Estimate of other expenses	$17.7
Estimate of total expenses	$32.1

Our other expenses included a payment of $11.8 million to reimburse the selling stockholders for the underwriting discount incurred on the shares sold by them in the offering. The selling shareholders and entities affiliated with them are owners of more than 10% of the outstanding shares of our common stock, and one selling stockholder is a director of our Company.

The offering proceeds to us after deducting the estimated total expenses described above (other than the underwriting discount reimbursement to the selling stockholders) total approximately $193.0 million. We used these proceeds to: (i) repay approximately $105.4 million of indebtedness outstanding under our credit facility, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them as described above, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans. The remainder of the net proceeds are currently being held as cash.

These uses of proceeds included, in addition to the underwriting discount reimbursement described above, dividend payments to persons who are owners of more than 10% of the outstanding shares of our common stock, including one of our directors, and entities affiliated with them. The special bonuses paid under previously adopted executive compensation plans included bonuses paid to our executive officers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

By written consent dated April 21, 2008, holders of a majority of the outstanding shares of our capital stock entitled to vote at each meeting of our stockholders approved (i) an amendment to our Amended and Restated Certificate of Incorporation to effect a 13,436.22841-for-1 stock split of our common stock, (ii) an increase in the number of authorized shares of our common stock to 200,000,000 and (iii) approval and adoption of our 2008 Omnibus Incentive Plan. Each of the foregoing items was approved by holders of 176,144.721 shares of the 176,413.703 shares then outstanding of our capital stock. There were no consents delivered against.

By written consent dated May 6, 2008, holders of a majority of the outstanding shares of our capital stock entitled to vote at each meeting of our stockholders approved (i) the Amended and Restated Certificate of Incorporation to be filed upon the closing of the IPO and (ii) the Amended and Restated Bylaws, to be effective simultaneously with the effectiveness of the newly adopted Amended and Restated Certificate of Incorporation. Each of the foregoing items was approved by holders of 18,446,617.7896 shares of the 22,060,721.3793387 shares then outstanding of our capital stock. There were no consents delivered against.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Summary of Terms of Colfax Corporation 2008 Annual Incentive Plan for Executive Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/S/ JOHN A. YOUNG John A. Young	President and Chief Executive Officer (Principal Executive Officer)	August 5, 2008

/S/ G. SCOTT FAISON G. Scott Faison	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2008