Form 10-Q
period 2008-09-26
Colfax CORP
filed 2008-11-05
CIK 1420800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 26, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2008, there were 44,006,026 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share amounts

(unaudited)

	September 26, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,929	$48,093
Trade receivables, less allowance for doubtful accounts of $2,708 and $1,812	98,171	84,430
Inventories, net	84,369	68,287
Deferred income taxes, net	10,595	10,140
Asbestos insurance asset	18,857	19,059
Asbestos insurance receivable	45,206	44,664
Prepaid and other current assets	13,576	12,394

Total current assets	318,703	287,067
Deferred income taxes, net	54,025	36,447
Property, plant and equipment, net	91,475	88,391
Goodwill and intangible assets, net	181,816	185,353
Long-term asbestos insurance asset	277,457	286,169
Deferred loan costs, pension and other assets	16,141	13,113

	$939,617	$896,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,248	$48,910
Accrued asbestos liability	28,656	28,901
Accrued liabilities	87,238	67,923
Current portion of long-term debt and notes payable	6,720	2,640

Total current liabilities	168,862	148,374
Long-term debt, less current portion	93,004	203,853
Long-term dividend payable to shareholders	—	35,054
Long-term asbestos liability	330,680	347,332
Pension and accrued post-retirement benefits	70,537	71,365
Deferred income tax liability	9,168	9,908
Other liabilities	29,749	27,603

Total liabilities	702,000	843,489
Shareholders’ equity:
Preferred stock: $0.001 par value; authorized 10,000,000 and 256,785; issued and outstanding none and 174,785	—	1
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 44,006,026 and 21,885,929	44	22
Additional paid-in capital	405,473	201,660
Retained deficit	(123,680)	(109,238)
Accumulated other comprehensive loss	(44,220)	(39,394)

Total shareholders’ equity	237,617	53,051

	$939,617	$896,540

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$153,461	$125,361	$445,543	$362,602
Cost of sales	98,983	80,849	286,110	236,226

Gross profit	54,478	44,512	159,433	126,376
Initial public offering related costs	—	—	57,017	—
Selling, general and administrative expenses	33,233	26,761	97,516	75,277
Research and development expenses	1,478	1,005	4,430	3,075
Asbestos liability and defense (income) costs	(6,312)	(30,285)	(6,749)	(32,032)
Asbestos coverage litigation expenses	5,148	2,387	12,257	8,318

Operating income (loss)	20,931	44,644	(5,038)	71,738
Interest expense	1,951	5,200	9,684	14,416

Income (loss) before income taxes	18,980	39,444	(14,722)	57,322
Provision (benefit) for income taxes	5,329	14,433	(3,772)	21,432

Net income (loss)	$13,651	$25,011	$(10,950)	$35,890

Net income (loss) available to common shareholders per share—basic and diluted	$0.31	$1.14	$(0.43)	$1.02

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

(unaudited)

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net (loss) income	$(10,950)	$35,890
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	11,345	11,206
Noncash stock-based compensation	10,814	—
Write off of deferred loan costs	4,614	—
Amortization of deferred loan costs	769	1,353
Loss (gain) on sale of fixed assets	47	(35)
Deferred income taxes	(18,063)	10,631
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(14,839)	2,194
Inventories	(17,290)	(3,725)
Accounts payable and accrued liabilities, excluding asbestos-related accrued expenses	5,814	(7,040)
Other current assets	(1,996)	(1,151)
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	(5,464)	(41,424)
Changes in other operating assets and liabilities	4,508	358

Net cash (used in) provided by operating activities	(30,691)	8,257

Cash flows from investing activities:
Purchases of fixed assets	(13,329)	(9,097)
Acquisitions, net of cash received	—	(29,676)
Proceeds from sale of fixed assets	23	59

Net cash used in investing activities	(13,306)	(38,714)

Cash flows from financing activities:
Borrowings under term credit facility	100,000	55,000
Payments under term credit facility	(207,778)	(1,611)
Proceeds from borrowings on revolving credit facilities	28,185	52,000
Repayments of borrowings on revolving credit facilities	(28,158)	(69,000)
Payments on capital leases	(197)	(174)
Payments for deferred loan costs	(3,249)	—
Proceeds from the issuance of common stock, net of offering costs	193,020	—
Dividends paid	(38,546)	—

Net cash provided by financing activities	43,277	36,215

Effect of exchange rates on cash	556	521

(Decrease) increase in cash and cash equivalents	(164)	6,279
Cash and cash equivalents, beginning of period	48,093	7,608

Cash and cash equivalents, end of period	$47,929	$13,887

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

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and according to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 28, 2008 and June 27, 2008.

The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated.

We make certain estimates and assumptions in preparing our condensed consolidated financial statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

Significant intercompany transactions and accounts are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to current year presentations.

The results of operations for the three and nine months ended September 26, 2008 are not necessarily indicative of the results of operations that may be achieved for the full year. Information for quarterly periods is affected by seasonal variations in our fluid handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, our shipments generally peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season.

Comprehensive income is net income plus certain items that are recorded to shareholders’ equity including foreign currency translation, unrealized losses on cash flow hedges, pension and post-retirement plan adjustments and unrealized investment gains net of the related tax effects. A reconciliation from net income (loss) to comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net income (loss)	$13,651	$25,011	$(10,950)	$35,890
Other comprehensive income (loss):
Foreign currency translation, net of tax	(8,033)	4,743	(3,976)	6,076
Pension and post-retirement plan adjustment, net of tax	(871)	(730)	(9)	182
Other, net of tax	(119)	—	(841)	(667)

Other comprehensive income (loss)	(9,023)	4,013	(4,826)	5,591

Comprehensive income (loss)	$4,628	$29,024	$(15,776)	$41,481

3.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances. The Company’s adoption of the provisions of SFAS 157 effective January 1, 2008 did not have a material impact on its financial position or results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 by one year (to January 1, 2009) for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. For the Company, this delays the effective date of SFAS 157 primarily for goodwill, intangibles and property, plant and equipment. The Company is currently evaluating the impact of applying the provisions of SFAS 157 to its nonfinancial assets and liabilities, but does not anticipate a material impact.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair value. SFAS No. 141R requires that all transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, enhanced disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will have no impact on the Company’s consolidated financial position or results of operations.

4.	Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims.

Warranty activity for the nine months ended September 26, 2008 and September 28, 2007 consisted of the following:

	Nine Months Ended
	September 26, 2008	September 28, 2007
Warranty liability at beginning of the period	$2,971	$2,988
Accrued warranty expense	1,338	1,480
Warranty service work performed	(1,128)	(862)
Assumed in acquisitions	—	143
Foreign exchange translation effect	(49)	190

Warranty liability at end of the period	$3,132	$3,939

5.	Preferred Stock

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

6.	Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Numerator:
Net income (loss) available to common shareholders:
Net income (loss)	$13,651	$25,011	$(10,950)	$35,890
Dividends on preferred stock	—	—	(3,492)	(13,651)

Net income (loss) available to common shareholders:	$13,651	$25,011	$(14,442)	$22,239

Denominator:
Weighted average common shares outstanding - basic	44,006,026	21,885,929	33,601,388	21,885,929

Net income (loss) per share - basic	$0.31	$1.14	$(0.43)	$1.02

Weighted average common shares outstanding	44,006,026	21,885,929	33,601,388	21,885,929
Net effect of potentially dilutive securities (1)	60,892	—	—	—

Weighted average common shares outstanding - diluted	44,066,918	21,885,929	33,601,388	21,885,929

Net income (loss) per share - diluted	$0.31	$1.14	$(0.43)	$1.02

(1)	Potentially dilutive securities consist of options and restricted stock units.

The following stock awards, stock options and common stock equivalents were excluded from the calculation of diluted loss per share, since their effect would have been anti-dilutive:

Nine Months Ended September 26, 2008
Weighted-average stock appreciation rights	262,277
Weighted-average restricted stock units	56,845
Weighted-average options	33,694
Common stock equivalents	4,567,422

4,920,238

7.	Income Taxes

For the three and nine months ended September 26, 2008, the Company had income (loss) before taxes of $19.0 million and $(14.7) million, respectively, compared to income before taxes of $39.4 million and $57.3 million for the three and nine months ended September 28, 2007.

For the three and nine months ended September 26, 2008, the Company had income tax expense (benefit) of $5.3 million and $(3.8) million, respectively, compared to income tax expense of $14.4 million and $21.4 million for the three and nine months ended September 28, 2007.

For the three and nine months ended September 26, 2008, the Company had effective tax expense (benefit) rates of 28.1% and (25.6)% compared to 36.6% and 37.4% for the three and nine months ended September 28, 2007. The effective tax expense rate for the three months ended September 26, 2008 was lower than the U.S. federal statutory rate primarily due to expected lower effective tax rates on normal operations in Germany and other international jurisdictions compared to the U.S. tax rate plus the net effect of the realization of previously unrecognized tax benefits. The lower effective tax (benefit) rate for the nine months ended September 26, 2008 compared to the U.S. federal statutory rate is primarily due to a $11.8 payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes offset in part by an expected lower overall rate on normal operations due to reductions in the German corporate tax rates in 2008, other international tax rates that are lower than the U.S. tax rate, changes in overall profitability and the net effect of the realization of previously unrecognized tax benefits. The effective tax expense rates in 2007 differ from the U.S. federal statutory rate primarily due the inclusion of state income taxes and international earnings in U.S. taxable income offset in part by international tax rates which are generally lower than the U.S. rate.

We experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the IPO. The Company’s ability to use its net operating losses and minimum tax credits carry forwards existing at the time of the ownership change to offset our taxable income, if any, generated in taxable periods after the ownership change may be limited under Section 382 and other federal tax provisions.

The Company is subject to income tax in the U.S., state and international locations. The Company’s significant operations outside the U.S. are located in Germany and Sweden with tax years open for examination from 2001 to 2007 and 2002 to 2007, respectively. In the U.S., tax years from 2005 and beyond generally remain open for examination by U.S. and state tax authorities as well as tax years ending in 1997, 1998, 2000 and 2003 that have U.S. tax attributes available to be carried forward to open or future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months ranging from zero to $1.5 million.

8.	Inventories

Inventories at September 26, 2008 and December 31, 2007 consisted of the following:

	September 26, 2008	December 31, 2007
Raw materials	$34,627	$29,122
Work in process	38,325	31,614
Finished goods	21,977	16,859

	94,929	77,595
Less-Customer progress billings	(3,222)	(1,719)
Less-Allowance for excess, slow-moving and obsolete inventory	(7,338)	(7,589)

	$84,369	$68,287

9.	Net Periodic Benefit Cost – Defined Benefit Plans

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and the Company’s other post-retirement employee benefit plans for the three and nine months ended September 26, 2008 and September 28, 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Pension Benefits - U.S. Plans
Service cost	$—	$—	$—	$—
Interest cost	3,576	3,559	10,727	10,677
Expected return on plan assets	(4,774)	(4,532)	(14,323)	(13,597)
Amortization	585	736	1,755	2,207

Net periodic benefit (credit)	$(613)	$(237)	$(1,841)	$(713)

Pension Benefits - Non U.S. Plans
Service cost	$267	$246	$809	$804
Interest cost	959	727	2,893	2,329
Expected return on plan assets	(232)	(222)	(710)	(704)
Amortization	87	167	313	550

Net periodic benefit cost	$1,081	$918	$3,305	$2,979

Other Post-Retirement Benefits
Service cost	$—	$—	$—	$—
Interest cost	108	112	323	334
Amortization	37	33	112	100

Net periodic benefit cost	$145	$145	$435	$434

10.	Long-Term Debt

On May 13, 2008, coinciding with the closing of the IPO, the Company terminated its existing credit facility. There were no material early termination penalties incurred as a result of the termination. Deferred loan costs of $4.6 million were written off in connection with this termination. On the same day, the Company entered into a new credit agreement (“the Credit Agreement”). The Credit Agreement, led by Banc of America Securities LLC and administered by the Bank of America, is a senior secured structure with a $150.0 million revolver and a Term A Note of $100.0 million.

The Term A Note bears interest at LIBOR plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at quarter end. At September 26, 2008, the interest rate was 4.72% inclusive of 2.25% margin. The Term A Note, as entered into on May 13, 2008, has $1.25 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2008 and ending March 31, 2010, $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013. On September 26, 2008, there was $98.75 million outstanding on the Term A Note.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a €100.0 million sub-facility. The annual commitment fee on the revolver is 0.5%. On September 26, 2008, there were no outstanding balances on the revolving lines of credit and $16.7 million outstanding on the letter of credit sub-facility.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of September 26, 2008.

11.	Commitments and Contingencies

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

In most instances, the subsidiaries settle asbestos claims for amounts management considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years. Management expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

Claims activity related to asbestos is as follows (1):

	Nine Months Ended
	September 26, 2008	September 28, 2007
Claims unresolved at the beginning of the period	37,554	50,020
Claims filed (2)	3,282	5,986
Claims resolved (3)	(4,229)	(17,529)

Claims unresolved at the end of the period	36,607	38,477

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)

Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company has projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is the standard approach used by most experts and has been accepted by numerous courts. It is the Company’s policy to record a liability for asbestos-related liability costs for the longest period of time that it can reasonably estimate. The Company believes that it can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability as its best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, the Company does not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs, not expected to be recovered from insurers, associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

Each subsidiary has separate, substantial primary, excess and umbrella insurance coverage resulting from the independent corporate history of each entity. In its evaluation of the insurance asset, the Company used different insurance allocation methodologies for each subsidiary based upon the state law that will or is likely to apply for that subsidiary.

For one of the subsidiaries, although presently no cost sharing or allocation agreement is in place with the Company’s excess insurers, the Company believes that based upon application of an insurance allocation methodology, which is used in certain states, including Florida and Massachusetts, and in accordance with prevailing law, that recovery is probable from such insurers for approximately 67% of the liability and defense costs after the exhaustion of primary and umbrella layers of insurance. In 2006, the primary and umbrella insurer asserted that certain primary insurance policies contain deductibles and retrospective premium provisions. As a result, the Company had reserves of $7.5 million as a reduction of its asbestos insurance asset at September 26, 2008 and December 31, 2007, for the probable and reasonably estimable liability the Company expects related to these amounts.

Until recently, this subsidiary has had all of its liability and defense costs covered in full by its primary and umbrella insurance carrier. This carrier has informed the subsidiary that the primary insurance policies are now exhausted. In May 2008, the carrier provided notice that one of fourteen umbrella policies had exhausted and in October 2008, notified the subsidiary that two additional umbrella policies had been exhausted. As a result, the carrier in the future will pay 78.6% (or  11/14ths) of liability costs but will continue to pay 100% of defense costs, subject to its prior reservation of rights to deny coverage for any claims that are not covered under the terms of the relevant policies. The carrier has also informed the subsidiary that it will withhold payment of an additional one-fourteenth share of the subsidiary’s liability costs for each umbrella policy that exhausts in the future. In addition to the primary and umbrella insurance coverage, the subsidiary has a substantial amount of excess insurance coverage available to it from solvent carriers.

The subsidiary recently reached an agreement in principle and expects to sign a settlement agreement with the primary and umbrella carrier governing all aspects of the carrier’s past and future handling of the asbestos related bodily injury claims against the subsidiary. As a result of this agreement, during the third quarter of 2008, the Company increased its insurance asset by $7.0 million as a result of value being ascribed to certain pre-1966 insurance policies and recorded a corresponding gain. The additional insurance will be allocated by the carrier to cover any gaps in coverage of up to $7.0 million in umbrella policies as they exhaust. When the agreement is executed, the Company expects the primary and umbrella insurer will once again be paying 100% of all liability and defense costs.

In 2003, the other subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos bodily injury claims asserted against it. Although none of these defendants insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments. For this other subsidiary it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. Based upon this ruling and upon a series of other favorable rulings regarding interpretation of certain policy provisions related to deductibles, the number of occurrences and the resulting calculation, the Company increased its expected recovery percentage to 87.5% from 75% of all liability costs recorded after September 28, 2007 and revalued its insurance asset at that date.

As of December 31, 2007, based upon (i) application of the New Jersey allocation model, (ii) court records indicating the Court was likely to order insurers to reimburse the subsidiary for past costs, and (iii) the receipt of $58.0 million in cash from certain insurers during the fourth quarter of 2007, the Company recorded a receivable for all past liability and defense cost, for which it believes recovery is probable. The Special Allocation Master appointed by the Court in this subsidiary’s insurance coverage dispute has issued several recommendations to the Trial Court. These recommendations confirm that the subsidiary is entitled to its entire insurance asset and the losses are to be allocated to the various liability insurers in accordance with New Jersey law.

In 2007 and 2008, certain insurance carriers agreed to settle with this subsidiary by reimbursing the subsidiary for amounts it paid for liability and defense costs as well as entering into formal agreements detailing the payments of future liability and defense costs in an agreed to allocation. In addition, a number of non-settling insurance carriers have paid significant amounts for liability and defense costs paid by the subsidiary in the past and continue to pay a share of costs as they are incurred. Presently, certain insurers are paying approximately 22.7% of costs for current asbestos-related liability and defense costs as they are incurred.

The following table sets forth the cash received from insurance carriers for the three and nine months ended September 26, 2008 and September 27, 2007, respectively. Cash characterized as past cost reduces the Company’s outstanding asbestos insurance receivables. Cash characterized as future costs within the 15-year liability range relates to insurance policies that are triggered within the Company’s 15-year estimate of asbestos-related liability and were recorded as a reduction of the asbestos insurance asset. Cash characterized as future cost outside the 15-year liability range relates to insurance policies which are not triggered within the Company’s 15-year estimate of asbestos-related liability and were recorded as income in asbestos liability and defense (income) costs. In addition to the amounts below, the Company received $11.5 million in past cost on October 15, 2008.

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Past cost	$20,600	$—	$22,801	$500
Future cost:
Within 15-year liability range	—	—	—	1,066
Outside 15-year liability range	—	—	900	5,934

Total insurance proceeds received	$20,600	$—	$23,701	$7,500

The Company has established reserves of $359.3 million and $376.2 million as of September 26, 2008 and December 31, 2007, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years. It has also established recoverables of $296.3 million and $305.2 million as of September 26, 2008 and December 31, 2007, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the Company’s expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $63.0 million and $71.0 million as of September 26, 2008 and December 31, 2007, respectively. In addition the Company has recorded a receivable for liability and defense costs it had previously paid in the amount of $45.2 million and $44.7 million as of September 26, 2008 and December 31, 2007, respectively, for which insurance recovery is deemed probable. The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset” while the receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” in the accompanying condensed consolidated balance sheets.

The income related to these liabilities and legal defense was $6.3 million and $6.7 million, net of estimated insurance recoveries, for the three and nine months ended September 26, 2008 compared to $30.3 million and $32.0 million for the three and nine months ended September 28, 2007, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers were $5.1 million and $12.3 million for the three and nine months ended September 26, 2008 compared to $2.4 million and $8.3 million for the three and nine months ended September 28, 2007, respectively.

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

General Litigation

One of our subsidiaries and its Canadian subsidiary were defendants in a lawsuit brought by KPMG, Trustee of the Estate of Stone Venepal Pulp, Inc. in the Supreme Court of British Columbia alleging negligence and breach of contract arising from the sale and subsequent repair of a steam turbine by its former Delaval Turbine Division and claiming damages. This matter was settled by the parties for C$9.0 million, which had been previously accrued by the Company, and was paid on October 15, 2008.

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004 this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. Plaintiffs have argued that they are entitled to a refund of their attorney’s fees and costs of trial as a matter of law and contract. The subsidiary believes it is not obligated to pay these costs. In November 2006 the Court entered an Amended Final Judgment in favor of the plaintiffs in the amount of $8.9 million, including prejudgment interest. This amount plus accrued interest is recorded in “Other liabilities” in the accompanying condensed consolidated balance sheets. The judgment is secured by a letter of credit under our existing credit facility. Both the subsidiary and the plaintiffs appealed. On January 28, 2008, the Appellate Division of the New Jersey Superior Court affirmed the total award and ordered a new trial on certain portions of the plaintiffs’ claim. The subsidiary and the plaintiffs each petitioned for certification of the judgment which was granted by the Supreme Court of New Jersey on May 15, 2008. The subsidiary intends to prosecute this appeal vigorously as it believes it has legal defenses to this claim.

In April 1999 the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the Subsidiary’s divisions relating to retiree health care obligations. On June 15, 2005 a Motion was filed seeking an Order that certain of the features of the plan as implemented by the Company were in violation of the Settlement Agreement. On April 1, 2008, in response to cross motions for summary judgment brought by both parties, the Court issued a Memorandum and Opinion, which ruled that Imo Industries is responsible for providing retiree health benefits to an additional group of former employees for whom the Company asserted they owed no health care obligations. At that time, the Court did not grant summary judgment for either party on additional disputes including the amount and level of retiree health benefits or the date at which the additional group become entitled to retiree health care. On October 29, 2008, the parties reached an agreement in principle to execute a Memorandum of Understanding (“MOU”), memorializing the principal terms of a new settlement agreement that will resolve the litigation in its entirety. As a result of the parties’ efforts in this regard, the case has been removed from the trial calendar, pending the filing of a final MOU with the court. The MOU will reflect the parties’ intent to execute an Amended and Restated Settlement Agreement, which will supersede and replace the Stipulation and Agreement of Settlement and Dismissal of Claims entered into by the parties on November 30, 1998. At September 26, 2008, the Company recorded an accumulated post retirement benefit obligation of $2.1 million to other comprehensive income as its best estimate for this matter.

12.	Subsequent Event

On November 4, 2008, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) for the Company’s common stock. Under the Repurchase Program, the Company may make up to $20,000,000 in purchase price of share repurchases through 2009. We may repurchase our common stock from time to time in the open market, in privately negotiated transactions or block transactions depending on market conditions, applicable legal requirements, our liquidity and other considerations. The Repurchase Program does not require the Company to purchase any particular dollar amount or number of shares of its common stock and may be extended, modified, suspended or discontinued at any time.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related and insurance liabilities; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	changes in the general economy, as well as, the cyclical nature of our markets;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•

others risks and factors, listed under the “Risk Factors” section of this Form 10-Q as well as our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See the “Risk Factors” section of this Form 10-Q as well as our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008 for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Outlook

We believe that we are well positioned to continue to grow organically by enhancing our product offerings and expanding our customer base in our strategic markets. The recent economic uncertainty has not had a significant impact on our financial position, results of operations or liquidity as of the date of the filing of this Form 10-Q. We continue to monitor the financial markets and general global economic conditions and presently expect favorable market conditions to continue throughout 2008 and into 2009 as follows:

•

In the commercial marine industry, we expect growth in international trade and demand for crude oil and other commodities to create demand for new ship construction. We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.

•

We expect activity within the crude oil market to remain favorable as capacity constraints and global demand drive further development of heavy oil fields. We expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership.

•

In the power generation industry, we expect activity in Asia and the Middle East to remain strong as economic growth and fundamental under supply of power generation capacity continues to drive investment in energy infrastructure projects. In the world’s developed economies, we expect efficiency improvements will continue to drive demand.

•

In the U.S., we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S. we expect other sovereign nations will continue to expand their fleets as they address national security concerns.

•

In the general industrial market, we expect that global infrastructure development will continue to drive capital investment and will benefit local suppliers as well as international exporters of fluid handling equipment.

Our global manufacturing sales and distribution network allows us to target fast growing regions throughout the world. We have production and distribution facilities in both India and China. We intend to leverage these investments to substantially grow our market share in these emerging markets and plan to continue to invest in sales and marketing resources to increase our overall coverage.

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the three and nine months ended September 26, 2008, aftermarket sales and services represented approximately 24% of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our management team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Key Performance Measures

The discussion of our results of operations that follows focuses on some of the key financial measures that we use to evaluate our business. We evaluate growth using several measures described below, including net sales, orders and order backlog. Our sales growth is affected by many factors, particularly growth in our existing businesses, the impact of acquisitions and the impact of fluctuating foreign exchange rates. To facilitate the comparison between reporting periods, we describe the impact of each of these three factors on our sales growth below in tabular format under the heading “Sales and Orders.”

Orders and order backlog are highly indicative of our future revenue and thus a key measure of anticipated performance. Orders consist of orders for products or services from our customers. Order backlog consists of unfilled orders.

Seasonality

We experience seasonality in our fluid handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, our shipments generally peak during the fourth quarter. Also, our European operations typically have lower sales during the July and August holiday season.

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended September 26, 2008 and September 28, 2007 is affected by the following significant items:

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

Selling, general and administrative costs for the three months ended September 26, 2008 include $0.6 million in due diligence costs related to a potential acquisition that did not result in a purchase agreement.

Foreign Currency Fluctuations

A significant portion of our sales, approximately 65.8% and 67.0%, respectively, for the three and nine months ended September 26, 2008, is denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and is quantified, when significant, in our discussion of the results of our operations.

IPO-related Costs

Results for the nine months ended September 26, 2008 include $57.0 million of nonrecurring costs associated with our IPO during the second quarter. This amount includes $10.0 million of share based compensation and $27.8 million of special cash bonuses paid under previously adopted executive compensation plans as well as $2.8 million of employer payroll taxes and other related costs. It also includes $11.8 million to reimburse the selling stockholders for the underwriting discount on the shares sold by them as well as the write-off of $4.6 million of deferred loan costs associated with the early termination of a credit facility.

Legacy Legal Adjustment

Selling, general and administrative expenses for the nine months ended September 26, 2008 include a $4.1 million increase to legal reserves in the second quarter related to non-asbestos litigation which arose from the sale and subsequent repair of a product by a division of a subsidiary that was divested prior to our acquisition of the subsidiary. This legacy legal case was settled during the third quarter of 2008. See Part II, Item 1 – Legal Proceedings for a further discussion of this legacy legal matter.

Asbestos-related (Income) Expense

Asbestos-related (income) expense includes all asbestos-related costs and is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period (“Asbestos liability and defense costs (income)”). It also includes legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries (“Asbestos coverage litigation expenses”).

The table below presents asbestos-related (income) expense for the periods indicated:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Asbestos liability and defense (income) costs	$(6.3)	$(30.3)	$(6.7)	$(32.0)
Asbestos coverage litigation expenses	5.1	2.4	12.3	8.3

Asbestos-related (income) expense	$(1.2)	$(27.9)	$5.6	$(23.7)

Asbestos liability and defense (income) costs was $(6.3) million and $(6.7) million for the three and nine months ended September 26, 2008 compared to $(30.3) million and $(32.0) million for the three and nine months ended September 28, 2007, respectively.

Legal costs related to the subsidiaries’ action against their asbestos insurers were $5.1 million and $12.3 million for the three and nine months ended September 26, 2008 compared to $2.4 million and $8.3 million for the three and nine months ended September 28, 2007, respectively. See Note 11 to our Condensed Consolidated Financial Statements for a further discussion of recent developments in asbestos litigation.

The decrease in asbestos liability and defense (income) cost for the quarter ended September 26, 2008 relates primarily to $31.9 million of income recognized in the quarter ended September 28, 2007 from revaluing our insurance asset from an expected recovery percentage of 75% to 87.5%. The revaluation of the insurance asset results from a series of favorable court rulings, while the value ascribed to the insurance policies is attributable to an agreement in principle with an insurer.

The increase in legal cost for both the quarter and the nine months ended September 26, 2008 relates primarily to preparation for trial by one of our subsidiaries against a number of its insurers and former parent. The trial is expected to commence in the fourth quarter of 2008.

Sales and Orders

Our sales growth is affected by many factors including acquisitions, fluctuating foreign exchange rates, and growth in our existing businesses. To facilitate the comparison between reporting periods, we disclose the impact of each of these three factors. Growth due to acquisitions includes incremental sales due to an acquisition during the period or incremental sales due to reporting a full year’s sales for an acquisition that occurred in the prior year. The impact of foreign currency translation is the difference between sales from existing businesses valued at current year foreign exchange rates and the same sales valued at prior year foreign exchange rates. Sales growth from existing businesses excludes both the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of growth due to factors such as price, mix and volume.

Orders and order backlog are highly indicative of our future revenue and thus key measures of anticipated performance. Orders consist of orders for products or services from our customers. Order backlog consists of unfilled orders. The components of order growth are presented on the same basis as sales growth.

The following tables present components of our sales and order growth, as well as sales by fluid handling product for the periods indicated:

	Sales		Orders
(Amounts in millions)	$	%	$	%
Three Months Ended September 28, 2007	$125.4		$153.6
Components of Growth:
Existing Businesses	17.9	14.3%	8.7	5.7%
Acquisitions	1.2	1.0%	2.2	1.4%
Foreign Currency Translation	9.0	7.1%	9.3	6.0%

Total Growth	28.1	22.4%	20.2	13.2%

Three Months Ended September 26, 2008	$153.5		$173.8

	Sales		Orders		Backlog at Period End
(Amounts in millions)	$	%	$	%	$	%
Nine Months Ended September 28, 2007	$362.6		$425.0		$263.0
Components of Growth:
Existing Businesses	42.7	11.8%	66.8	15.7%	102.1	38.8%
Acquisitions	4.7	1.3%	8.6	2.0%	13.3	5.1%
Foreign Currency Translation	35.5	9.8%	42.5	10.0%	4.7	1.8%

Total Growth	82.9	22.9%	117.9	27.7%	120.1	45.7%

Nine Months Ended September 26, 2008	$445.5		$542.9		$383.1

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net Sales by Product:
Pumps, including aftermarket parts and service	$138.0	$110.7	$393.1	$320.3
Systems, including installation service	11.0	11.1	38.9	29.9
Valves	4.0	3.4	11.8	12.1
Other	0.5	0.2	1.7	0.3

Total net sales	$153.5	$125.4	$445.5	$362.6

As detailed above, sales growth from existing business increased 14.3% and 11.8% for the three and nine months periods ended September 26, 2008, respectively, over the comparable period in the prior year. In both periods, these increases were primarily attributable to increased volume and demand in the commercial marine, general industrial and power generation end markets. Acquisition growth of 1.0% for the quarter was due to the acquisition of Fairmount on November 29, 2007. Year to date acquisition growth of 1.3% was due to the acquisition of LSC on January 31, 2007 and Fairmount on November 29, 2007. Foreign currency translation increased sales and orders for both the three and nine month periods ending September 26, 2008. These increases were primarily due to the weakening of the U.S. dollar against the Euro. Subsequent to quarter end, the U.S. dollar appreciated sharply against both the Euro and the Swedish Krona, which is expected to have a negative effect on our sales and order growth resulting from currency translation in the fourth quarter of 2008.

Order growth from existing businesses was strong in all of our strategic end markets, up 15.7% on a year to date basis. Most notably, oil and gas orders and commercial marine orders increased by 23.1% and 22.1%, respectively. For the quarter, order growth from existing businesses was 5.7%. Most notably, oil and gas orders were up 36.5%, and global navy orders grew 12.0%. Commercial marine orders decreased by 3.7% primarily due to higher growth in the first two quarters of the year and cancellations attributed to liquidity constraints at smaller shipyards of approximately $1.1 million. Our backlog of orders at September 26, 2008 remains strong at $383.1 million compared to $384.0 million at June 27, 2008. On a currency adjusted basis, backlog increased $19.0 million or 5.0% from June 27, 2008.

Gross Profit

The following table presents our gross profit and gross profit margin figures for the periods indicated:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Gross Profit	$54.5	$44.5	$159.4	$126.4
Gross Profit Margin	35.5%	35.5%	35.8%	34.9%

Gross profit for the three months ended September 26, 2008 increased $10.0 million, or 22.4%, from the comparable period in the prior year. Of the $10.0 million increase, $6.3 million was attributable to growth from existing businesses, $0.7 million was due to the acquisitions of Fairmount on November 29, 2007, and $3.0 million was due to the impact of foreign exchange rates.

Gross profit for the nine months ended September 26, 2008 increased $33.1 million, or 26.2%, from the comparable period in the prior year. Of the $33.0 million increase, $18.8 million was attributable to growth from existing businesses, $2.0 million was due to the acquisition of LSC on January 31, 2007 and Fairmount on November 29, 2007, and $12.2 million was due to the impact of foreign exchange rates.

For the quarter, gross profit margins were flat when compared with the prior year but increased 90 basis points for the year to date period. For the quarter, margin improvement in our European operations was offset by a heavier mix of higher margin pipeline projects in the third quarter of 2007. The margin improvement for the year to date period was primarily driven by the Company’s European operations and reflects favorable pricing and cost control in the commercial marine market as well as increased aftermarket sales.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
SG&A Expenses	$33.2	$26.8	$97.5	$75.3
SG&A Expenses as a percentage of sales	21.7%	21.3%	21.9%	20.8%

Selling, general and administrative expenses increased $6.5 million to $33.2 million for the three months ended September 26, 2008 compared to $26.8 million for the three months ended September 28, 2007. Of the $6.5 million increase, $1.8 million was due to the impact of foreign exchange rates, $1.3 million relates to higher professional and other costs associated with becoming a public company, and $0.9 million relates to unrealized losses on raw material futures and foreign currency contracts for which we did not elect hedge accounting. The remaining increase was primarily due to increased selling expenses, $0.6 million of due diligence costs related to a potential acquisition that did not result in a purchase agreement and $0.5 million was due to the acquisition of Fairmount. Excluding the effect of the $0.6 million of due diligence costs, selling, general and administrative expenses as a percent of sales would be 21.3% for the three months ended September 26, 2008.

Selling, general and administrative expenses increased $22.2 million to $97.5 million for the nine months ended September 26, 2008 compared to $75.3 million for the nine months ended September 28, 2007. Of the $22.2 million increase, $6.9 million was due to the impact of foreign exchange rates, $4.1 million relates to a reserve increase for a legacy legal matter, $2.0 million relates to professional fees and other costs associated with becoming a public company, while $1.8 million was due to the acquisitions of Fairmount and LSC. The remaining increase was primarily due to increased selling expenses, a gain recognized in the prior year period of $1.1 million from the sale of investment securities, $0.6 million of due diligence costs for a potential acquisition, and $0.5 million of unrealized losses on raw material futures and foreign currency contracts for which we did not elect hedge accounting. Excluding the effects of the $4.1 million increase to legacy legal reserve and the $0.6 million of due diligence costs, selling, general and administrative expenses as a percent of sales would be 20.8% for the nine months ended September 26, 2008.

Operating Income (Loss)

The table below presents operating income data for the periods indicated:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Operating income (loss)	$20.9	$44.6	$(5.0)	$71.7
Operating margin	13.6%	35.6%	-1.1%	19.8%

Operating income for the three months ended September 26, 2008 decreased $23.7 million from the comparable period in the prior year. This decrease was primarily due to a $26.7 million decrease in asbestos-related income, $1.3 million of professional and other costs associated with becoming a public company, $0.9 million of unrealized losses on raw material futures and foreign currency contracts for which we did not elect hedge accounting, $0.6 million of due diligence costs related to a potential acquisition that did not result in a purchase agreement, partially offset by $4.6 million of increased operational performance in our existing business units primarily caused by increased sales volume and a $1.1 million favorable impact from foreign exchange rates.

Operating income for the nine months ended September 26, 2008 decreased $76.7 million from the comparable period in the prior year. This decrease was primarily due to $57.0 million of nonrecurring IPO-related costs, a $29.2 million decrease in asbestos-related income, a $4.1 million increase in legacy legal costs, $2.0 million of professional and other costs associated with becoming a public company, a $0.5 million increase in unrealized losses on raw material futures contracts, $0.6 million of due diligence costs related to a potential acquisition that did not result in a purchase agreement, partially offset by $11.9 million of increased operational performance in our existing business units and a favorable $5.1 million impact from foreign exchange rates.

Interest Expense

For a description of our outstanding indebtedness, please refer to Liquidity and Capital Resources below.

Interest expense for the three months ended September 26, 2008 decreased $3.2 million to $2.0 million from $5.2 million for the three months ended September 28, 2007. The decrease for the three months ended September 26, 2008, was primarily due to lower debt levels as a result of the repayment of $105.4 million of outstanding indebtedness with a portion of the IPO proceeds on May 13, 2008. A decrease in the weighted-average interest rate on our variable rate borrowings from 7.5% for the third quarter of 2007 to 5.7% for the third quarter of 2008 contributed approximately $0.4 million to the decrease in interest expense.

Interest expense for the nine months ended September 26, 2008 decreased $4.7 million to $9.7 million from $14.4 million for the nine months ended September 28, 2007. The decrease for the nine months ended September 26, 2008, was primarily due to lower debt levels as a result of the repayment of $105.4 million of outstanding indebtedness with a portion of the IPO proceeds on May 13, 2008. A decrease in the weighted-average interest rate on our variable rate borrowings from 7.4% for the nine months ended September 28, 2007 to 5.9% for the nine months ended September 26, 2008 contributed approximately $1.8 million to the decrease in interest expense.

Provision for Income Taxes

For the three and nine months ended September 26, 2008, the Company had income (loss) before income taxes of $19.0 million and $(14.7) million, respectively, compared to income before taxes of $39.4 million and $57.3 million for the three and nine months ended September 28, 2007.

For the three and nine months ended September 26, 2008, the Company had an income tax expense (benefit) of $5.3 million and $(3.8) million, respectively, compared to income tax expense of $14.4 million and $21.4 million for the three and nine months ended September 28, 2007.

For the three and nine months ended September 26, 2008, the Company had effective tax (benefit) expense rates of 28.1% and (25.6%) compared to 36.6% and 37.4% for the three and nine months ended September 28, 2007. The effective tax expense rate for the three months ended September 26, 2008 was lower than the U.S. federal statutory rate primarily due to expected lower effective tax rates on normal operations in Germany and other international jurisdictions compared to the U.S. tax rate plus the net effect of the realization of previously unrecognized tax benefits. The lower effective tax (benefit) rate for the nine months ended September 26, 2008 compared to the U.S. federal statutory rate is primarily due to a $11.8 payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes offset in part by an expected lower overall rate on normal operations due to reductions in the German corporate tax rates in 2008, other international tax rates that are lower than the U.S. tax rate, changes in overall profitability and the net effect of the realization of previously unrecognized tax benefits. The effective tax expense rates in 2007 differ from the U.S. federal statutory rate primarily due the inclusion of state income taxes and international earnings in U.S. taxable income offset in part by international tax rates which are generally lower than the U.S. rate.

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

Borrowings

On May 13, 2008, coinciding with the closing of the IPO, the Company terminated its existing credit facility. There were no material early termination penalties incurred as a result of the termination. Deferred loan costs of $4.6 million were written off in connection with this termination. On the same day, the Company entered into a new credit agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company identified therein, the agents identified therein and the lenders identified therein. The Credit Agreement, led by Banc of America Securities LLC and administered by Bank of America, is a senior secured structure with a $150.0 million revolver and a Term A Note of $100.0 million.

The Term A Note bears interest at LIBOR plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at quarter end. At September 26, 2008, the interest rate was 4.72% inclusive of a 2.25% margin. The Term A Note, as entered into on May 13, 2008, has $1.25 million due on a quarterly basis on the last day of each March, June, September and December beginning June 30, 2008 and ending March 31, 2010, $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013. On September 26, 2008, there was $98.75 million outstanding on the Term A Note.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a €100.0 million sub-facility. The annual commitment fee on the revolver is 0.5%. On September 26, 2008, there were no outstanding balances on the revolving lines of credit and $16.7 million was outstanding on the letter of credit sub-facility.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the facility. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of September 26, 2008.

We expect to have sufficient funds available to meet our ongoing liquidity requirements for at least the next 12 months.

Contractual Obligations

As of September 26, 2008, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Nine Months Ended
(Amounts in millions)	September 26, 2008	September 28, 2007
Net cash (used in) provided by operating activities	$(30.7)	$8.3

Purchases of fixed assets	(13.3)	(9.1)
Net cash paid for acquisitions	—	(29.6)
Other sources, net	—	—

Net cash used in investing activities	$(13.3)	$(38.7)

Proceeds and repayments of borrowings, net	(107.8)	36.4
Net proceeds from IPO	193.0	—
Dividends paid	(38.5)	—
Payments made for loan costs	(3.2)	—
Other uses, net	(0.2)	(0.2)

Net cash provided by financing activities	$43.3	$36.2

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. For the nine months ended September 26, 2008, net cash used by operating activities of $30.7 million was primarily due to cash paid for IPO costs of $42.4 million and asbestos-related cash outflows of $10.9 million.

Changes in significant operating cash flow items are discussed below:

•	Cash paid for asbestos liabilities, including the disposition of claims, defense costs, and legal expenses related to litigation against our insurers, was a significant cash outflow.

•

For the nine months ended September 26, 2008 and September 28, 2007 net cash paid for asbestos liabilities, net of insurance settlements received, was $10.9 million and $23.1 million, respectively. These amounts are net of cash received from our asbestos insurance carriers of $23.7 million and $7.5 million during the nine months ended September 26, 2008 and September 28, 2007, respectively. Of the $23.7 million received from insurance carriers in 2008, $20.6 million was received in the third quarter. Litigation costs against our insurers paid during the nine months ended September 26, 2008 and September 28, 2007 were $9.1 million and $6.2 million, respectively.

•

Changes in net working capital also affected the operating cash flows for the years presented. We define net working capital as trade receivables plus inventories less accounts payable, excluding the effects of acquisitions and foreign currency translation.

•

Net working capital increased $34.6 million from December 31, 2007 to September 26, 2008. Inventories increased $17.3 million from December 31, 2007 on a currency adjusted basis to support anticipated fourth quarter sales volume. Trade receivables increased $14.8 million from December 31, 2007 on a currency adjusted basis primarily due to timing of customer payments.

•

Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the nine months ended September 26, 2008 and September 28, 2007, net working capital as a percentage of sales was 23.3% and 19.1%, respectively.

Investing activities consist primarily of purchases of fixed assets and cash paid for acquisitions.

•

In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. For 2008, we target capital expenditures at approximately 2.0% to 2.5% of annualized revenues.

•	In January 2007, we acquired LSC for $28.5 million, net of cash acquired. Purchase price adjustments increased the purchase price to $29.7 million, net of cash acquired.

Financing cash flows consist primarily of IPO proceeds, borrowings and repayments of indebtedness, payment of dividends to shareholders, and redemptions of stock.

•

Our IPO proceeds were $193.0 million after deducting estimated accounting, legal and other expenses of $5.9 million. We used these proceeds to: (i) repay approximately $105.4 million of indebtedness outstanding under our credit facility, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans. The remainder of the net proceeds was applied to working capital.

•	We paid approximately $3.2 million in deferred loan costs related to our new credit facility entered into on May 13, 2008.

•

On January 3, 2007, we amended our former credit facility to increase borrowings under the Term B loan by $55.0 million. Approximately $28.5 million of the proceeds were subsequently used to fund the acquisition of LSC, $24.5 million of the proceeds were used to pay down our revolver debt, and the remaining proceeds were used for other general corporate purposes.

Authorization of Stock Repurchase Program

On November 4, 2008, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) for the Company’s common stock. Under the Repurchase Program, the Company may make up to $20,000,000 in purchase price of share repurchases of our common stock through 2009. We may repurchase our common stock from time to time in the open market, in privately negotiated transactions or block transactions depending on market conditions, applicable legal requirements, our liquidity and other considerations. The Repurchase Program does not require the Company to purchase any particular dollar amount or number of shares of its common stock and may be extended, modified, suspended or discontinued at any time.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Information concerning market risk for the three and nine months ended September 26, 2008 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at September 26, 2008 are variable rate facilities based on LIBOR or EURIBOR. A hypothetical increase in the interest rate of 1.00% on our variable rate debt during the three and nine months ended September 26, 2008 would have increased our interest cost by approximately $0.2 million and $1.2 million, respectively. In order to mitigate this risk, we periodically enter into interest swap or collar agreements.

On June 24, 2008 we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%. The notional value decreases to $50 million and then $25 million on June 24, 2010 and June 24, 2011, respectively, and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $1.1 million at September 26, 2008. The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and nine months ended September 26, 2008 approximately 65.8% and 67.0% respectively, of our sales were derived from operations outside the U.S. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of September 26, 2008, we had copper and nickel futures contracts with an unrealized loss of $0.7 million. We did not elect hedge accounting for these futures contracts, and therefore changes in their fair value are included in net income.

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

There have been no significant changes for the nine months ended September 26, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

Recent Accounting Pronouncements

See Note 3 to our Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

One of our subsidiaries and its Canadian subsidiary were defendants in a lawsuit brought by KPMG, Trustee of the Estate of Stone Venepal Pulp, Inc. in the Supreme Court of British Columbia alleging negligence and breach of contract arising from the sale and subsequent repair of a steam turbine by its former Delaval Turbine Division and claiming damages. This matter was settled by the parties for C$9.0 million, which had been previously accrued by the Company, and was paid on October 15, 2008.

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004 this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. Plaintiffs have argued that they are entitled to a refund of their attorney’s fees and costs of trial as a matter of law and contract. The subsidiary believes it is not obligated to pay these costs. In November 2006 the Court entered an Amended Final Judgment in favor of the plaintiffs in the amount of $8.9 million, including prejudgment interest. This amount plus accrued interest is recorded in “Other liabilities” in the accompanying condensed consolidated balance sheets. The judgment is secured by a letter of credit under our existing credit facility. Both the subsidiary and the plaintiffs appealed. On January 28, 2008, the Appellate Division of the New Jersey Superior Court affirmed the total award and ordered a new trial on certain portions of the plaintiffs’ claim. The subsidiary and the plaintiffs each petitioned for certification of the judgment which was granted by the Supreme Court of New Jersey on May 15, 2008. The subsidiary intends to prosecute this appeal vigorously as it believes it has legal defenses to this claim.

In April 1999 the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the Subsidiary’s divisions relating to retiree health care obligations. On June 15, 2005 a Motion was filed seeking an Order that certain of the features of the plan as implemented by the Company were in violation of the Settlement Agreement. On April 1, 2008, in response to cross motions for summary judgment brought by both parties, the Court issued a Memorandum and Opinion, which ruled that Imo Industries is responsible for providing retiree health benefits to an additional group of former employees for whom the Company asserted they owed no health care obligations. At that time, the Court did not grant summary judgment for either party on additional disputes including the amount and level of retiree health benefits or the date at which the additional group become entitled to retiree health care. On October 29, 2008, the parties reached an agreement in principle to execute a Memorandum of Understanding (“MOU”), memorializing the principal terms of a new settlement agreement that will resolve the litigation in its entirety. As a result of the parties’ efforts in this regard, the case has been removed from the trial calendar, pending the filing of a final MOU with the court. The MOU will reflect the parties’ intent to execute an Amended and Restated Settlement Agreement, which will supersede and replace the Stipulation and Agreement of Settlement and Dismissal of Claims entered into by the parties on November 30, 1998. At September 26, 2008, the Company recorded an accumulated post retirement benefit obligation of $2.1 million to other comprehensive income as its best estimate for this matter.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. The following risk factor is provided to supplement and update the Risk Factors previously disclosed in the Risk Factors section of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-148486), which Prospectus was filed pursuant to Rule 424(b)(4) on May 8, 2008.

Changes in the general economy, including the global financial crisis that accelerated in the third quarter of 2008 may negatively impact our business.

During the third quarter 2008 a global financial crisis, particularly affecting the credit markets as well as equity markets, accelerated and may produce a prolonged global recession. Though we cannot predict the extent, timing or ramifications of the crisis, we believe that the following risks to our business have been heightened:

•

Credit availability and access to equity markets – Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to fully access our credit facility or obtain additional credit. Further, the high volatility in the equity markets and the recent decline in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. Our inability to obtain credit or access the capital markets could negatively impact our acquisition growth strategy.

•

Credit availability to our customers – We believe that many of our customers are reliant on liquidity from global credit markets and, in some cases, require external financing to purchase our products. As a consequence, demand for our products may be negatively affected if the current conditions impacting the credit markets are prolonged. Further, lack of liquidity by our customers could impact our ability to collect amounts owed to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On May 7, 2008, our Registration Statement on Form S-1 (333-148486) covering our IPO was declared effective by the SEC. In addition to the $183.5 million in proceeds used as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 27, 2008 filed on August 5, 2008, the remainder of the net proceeds has been applied to working capital.

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

Registrant: Colfax Corporation

By:

/S/ JOHN A. YOUNG	President and Chief Executive Officer	November 5, 2008
John A. Young	(Principal Executive Officer)

/S/ G. SCOTT FAISON	Senior Vice President, Finance and Chief Financial Officer	November 5, 2008
G. Scott Faison	(Principal Financial and Accounting Officer)