Form 10-K
period 2008-12-31
Colfax CORP
filed 2009-03-06
CIK 1420800

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-34045

Colfax Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-1887631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8730 Stony Point Parkway, Suite 150 Richmond, Virginia	23235
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 804-560-4070

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The aggregate market value of common shares held by non-affiliates of the Registrant on June 27, 2008 was $625,408,555 based upon the closing price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 28, 2009, the number of shares of registrant’s common stock outstanding was 43,211,026.

EXHIBIT INDEX APPEARS ON PAGE 79

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year covered by this report. With the exception of the sections of the 2009 proxy statement specifically incorporated herein by reference, the 2009 proxy statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Form 10-K to “Colfax”, “the Company”, “we”, “our” and “us” refer to Colfax Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global financial crisis and economic downturn, as well as the cyclical nature of our markets;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	others risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Annual Report is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Item IA. Risk Factors in Part I of this Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

PART I

ITEM 1.	BUSINESS

General

Colfax Corporation is a global supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We design and engineer our products to high quality and reliability standards for use in critical fluid handling applications where performance is paramount. We also offer customized fluid handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used.

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

We employ a comprehensive set of tools that we refer to as the Colfax Business System, or CBS. CBS is a disciplined strategic planning and execution methodology designed to achieve excellence and world-class financial performance in all aspects of our business by focusing on the Voice of the Customer and continuously improving quality, delivery and cost. Modeled on the Danaher Business System, CBS focuses on conducting root-cause analysis, developing process improvements and implementing sustainable systems. Our approach addresses the entire business, not just manufacturing operations.

We currently serve markets that have a need for highly engineered, critical fluid handling solutions and are global in scope. Our strategic markets include:

Strategic Markets	Applications
Commercial Marine	Fuel oil transfer; oil transport; water and wastewater handling

Oil and Gas	Crude oil gathering; pipeline services; unloading and loading; rotating equipment lubrication; lube oil purification

Power Generation	Fuel unloading, transfer, burner and injection; rotating equipment lubrication

Global Navy	Fuel oil transfer; oil transport; water and wastewater handling; firefighting; fluid control

General Industrial	Machinery lubrication; hydraulic elevators; chemical processing; pulp and paper processing; food and beverage processing

We serve a global customer base across multiple markets through a combination of direct sales and marketing associates and third-party distribution channels. Our customer base is highly diversified and includes commercial, industrial and government customers such as Alfa Laval Group, Cummins Inc., General Dynamics, Hyundai Heavy Industries Co., Ltd., Siemens AG, Solar Turbines Incorporated, ThyssenKrupp AG, the U.S. Navy and various sovereign navies around the world. Our business is not dependent on any single customer or a few customers. In 2008, no single customer represented more than 3% of sales.

Our business began with an initial investment by our founders in 1995 with the intention to acquire, manage and create a world-class industrial manufacturing company. We seek to acquire businesses with leading market positions and brands that exhibit strong cash flow generation potential. With our management expertise and the introduction of CBS into our acquired businesses, we pursue growth in revenues and improvements in operating margins.

Since our platform acquisitions of Imo and Allweiler in 1997 and 1998, respectively, we have completed additional acquisitions that have broadened our fluid handling product portfolio and geographic footprint. A summary of recent acquisition activity follows:

•	In June 2004, we acquired the net assets of Zenith, a leading manufacturer of precision metering pumps for the general industrial market.

•	In August 2004, we acquired the net assets of Portland Valve, a manufacturer of specialty valves used primarily for naval applications.

•	In August 2005, we acquired Tushaco, a leading manufacturer of rotary positive displacement pumps in India.

•

In January 2007, we acquired LSC, a manufacturer of fluid handling systems. LSC designs, manufactures, installs and maintains oil mist lubrication and oil purification systems in refineries, petrochemical plants and other processing facilities.

•	In November 2007, we acquired Fairmount, an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy.

In addition to our acquisitions, in 2005 we opened a greenfield production facility in Wuxi, China to manufacture and assemble complete products and systems for our customers in China and other Asian markets and to supply low cost components and parts for our existing operations.

Our Industry

Based on industry data supplied by The Freedonia Group, Elsevier, European Industrial Forecasting and the Hydraulic Institute, we estimate the worldwide fluid handling market, which we define as industrial pumps, valves, and gaskets and seals, to have been $125 billion in 2007. Within this market, we primarily compete in the estimated $3.8 billion global rotary positive displacement pump market, a sub-section of the estimated $12 billion positive displacement pump market. We are also a competitor in the estimated $19 billion centrifugal pump market and the estimated $60 billion valve market.

We believe that there are over 10,000 companies competing in the worldwide fluid handling industry. The fluid handling industry’s customer base is broadly diversified across many sectors of the economy, and we believe customers place a premium on quality, reliability, availability and design and application engineering support. Because products in the fluid handling industry often are used as components in critical applications, we believe the most successful industry participants are those that have the technical capabilities to meet customer specifications, offer products with reputations for quality and reliability and can provide timely delivery and strong aftermarket support.

Competitive Strengths

Strong Market Positions, Broad Product Portfolio and Leading Brands. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We offer a broad portfolio of fluid handling products that fulfill critical needs of customers across numerous industries. Our brands are among the oldest and most recognized in the markets in which we participate.

Strong Application Expertise. We believe that our reputation for quality and technical expertise positions us as a premium supplier of fluid handling products. With over 140 years of experience, we have significant expertise in designing and manufacturing fluid handling products that are used in critical applications, such as lubricating power generation turbines, transporting crude oil through pipelines, and transferring heavy fuel oil in commercial marine vessels.

Extensive Global Sales, Distribution and Manufacturing Network. We sell our products through over 300 direct sales and marketing associates and more than 450 authorized distributors in approximately 80 countries. We believe that our global reach within the highly fragmented, worldwide fluid handling industry provides us with an ability to better serve our customers. Our European, North American and Asian manufacturing capabilities provide us with the ability to optimize material sourcing, transportation and production costs and reduce foreign currency risk.

We Use CBS to Continuously Improve Our Business. CBS is our business system designed to encourage a culture of continuous improvement in all aspects of our operations and strategic planning. Modeled on the Danaher Business System, CBS focuses on conducting root-cause analysis, developing process improvements and implementing sustainable systems. Our approach addresses the entire business, not just manufacturing operations.

Large Installed Base Generating Aftermarket Sales and Service. With a history dating back to 1860, we have a significant installed base across numerous industries. Because of the critical applications in which our products are used and the high quality and reliability of our products, we believe there is a tendency to replace “like for like” products. This tendency leads to significant aftermarket demand for replacement products as well as for spare parts and service. In the year ended December 31, 2008, we estimate that approximately 24% of our revenues were derived from aftermarket sales and services.

Broad and Diverse Customer Base. Our customer base spans numerous industries and is geographically diverse. Approximately 78% of our sales in 2008 were delivered to customers outside of the U.S. In addition, no single customer represented more than 3% of our sales during this period.

Management Team with Extensive Industry Experience and Focus on Strategic Development. We are led by a senior management team with an average of over 20 years of experience in industrial manufacturing. John A. Young, our President and Chief Executive Officer, is one of our founders and played a key role in developing the acquisition strategy that has formed our company. Since 1995, as part of this strategy, we have acquired 12 companies and divested businesses that do not fit within our long-term growth strategy. We believe that we have extensive experience in acquiring and effectively integrating attractive acquisition targets.

Growth Strategy

We intend to continue to increase our sales, expand our geographic reach, broaden our product offerings, and improve our profitability through the following strategies:

•

Apply CBS to Drive Profitable Sales Growth and Increase Shareholder Value. The core element of our management philosophy is CBS, which we implement in each of our businesses. CBS focuses our organization on continuous improvement and performance goals by empowering our associates to develop innovative strategies to meet customer needs. Rather than a static process, CBS continues to evolve as we benchmark ourselves against best-in-class industrial companies.

Beyond the traditional application of cost control, overhead rationalization, global process optimization, and implementation of lean manufacturing techniques, we utilize CBS to identify strategic opportunities to enhance future sales growth. The foremost principle of CBS is the Voice of the Customer, which drives our activities to continuously improve customer service, product quality, delivery and cost. The Voice of the Customer is instrumental in the development of new products, services and solutions by utilizing a formal interview process with the end users of our products to identify “pain points” or customer needs. By engaging end users in the discussion, rather than solely relying on salespeople or channel partners for anecdotal input, we see the real issues and opportunities. We then prioritize these opportunities with the intention of implementing novel or breakthrough ideas that uniquely solve end-user needs. By continuing to apply the methodology of CBS to our existing businesses as well as to future acquisitions, we believe that we will be able to continue to introduce innovative new products and solutions, improve operating margins and increase the asset utilization of our businesses. As a result, we believe we can create profitable sales growth, generate excess cash flow to fund future acquisitions and increase shareholder value.

•

Execute Market Focused Strategies. We have aligned our marketing and sales organization into market focused teams designed to coordinate global activity around five strategic markets: commercial marine, oil and gas, power generation, global navy and general industrial. These markets have a need for highly engineered, critical fluid handling solutions and are attractive due to their ongoing capital expenditure requirements, long term growth rates and global nature. We intend to use our application expertise, highly engineered and specialized products, broad product portfolio and recognized product brands to generate high margin incremental revenue.

Commercial Marine— We provide complete fluid handling packages to shipbuilders throughout the world primarily for use in engine room applications. Our products are widely recognized for their superior reliability and lower total cost of ownership. The increased rate of commercial marine vessel construction in recent years has expanded our large installed base of fluid handling products and has generated increased aftermarket revenues. In addition to supplying our products for new vessels, we intend to continue to grow our aftermarket sales and services by optimizing our channels to improve market coverage. We also intend to expand our global reach by utilizing our Chinese and Indian operations to offer locally manufactured products, to reduce production costs and to provide local customer service and support for the Asia Pacific region, an area where the majority of the commercial marine vessels are constructed.

Oil and Gas— We provide a broad portfolio of fluid handling products for many oil and gas applications around the world. In particular, we have a strong presence in oil field tank farms, pipelines and refineries and also in Floating Production Storage and Offloading (FPSO) installations. We intend to continue to execute our strategy in the global crude oil transport market by targeting applications where our products can replace less efficient fluid handling alternatives. We also intend to leverage our position as a leading supplier of 2-screw pumps by developing complex turnkey systems to capture the growing need for fluid handling solutions that can undertake the difficult task of handling varying mixtures of heavy crude oil, natural gas and water at the same time. Additionally, we expect to continue to extend LSC’s presence within the refinery market through increased market coverage and intend to broaden LSC’s core lubrication offerings for new applications. We are also adding resources to the growing oil and gas markets around the world, including Asia, the Middle East and developing nations.

Power Generation— We provide fluid handling products used in critical lubrication and fuel injection services for fossil fuel, hydro and nuclear power plants around the world. We believe that we have in-depth knowledge of fuel injection and lubrication applications, strong product brand names and a reputation for reliability in the power generation industry. Within this market we intend to continue our growth as a provider of turnkey systems by utilizing our expertise in power generation applications to develop innovative solutions. We also intend to leverage our global presence to strengthen our relationships with large original equipment manufacturers of power generation equipment to establish us as a critical supplier.

Global Navy— For over 90 years we have supplied our specialty centrifugal and screw pumps to sovereign navies around the world, including the U.S. Navy and most of the major navies in Europe. With the acquisitions of Portland Valve and Fairmount, we have broadened our offering to include specialty valves and advanced control systems, respectively. We intend to continue to design, manufacture and sell high value fluid handling systems in order to meet the evolving requirements and standards of the navies around the world. Our engineers are also working with the U.S. Navy to incorporate electronics and advanced control algorithms into our products. We are also focused on expanding our repair and service capabilities as work is outsourced to private shipyards. As part of this strategy, we have established a waterfront repair and service facility in San Diego, California to complement our Portland, Maine facility in order to provide more responsive aftermarket support to the U.S. Navy.

General Industrial— We provide fluid handling solutions for a broad array of general industrial applications, including machinery lubrication, commercial construction, chemical processing, pulp and paper processing and food and beverage processing, among others. We intend to continue to apply our application and engineering expertise to supply our customers with a portfolio of products that can solve their most critical fluid handling needs. We also intend to grow our presence in the general industrial market by targeting new applications for our existing products, deploying regionally focused strategies and leveraging our global presence and sales channels to sell our solutions worldwide.

•

Target Faster Growing Regions by Leveraging Our Global Manufacturing, Sales and Distribution Network. We intend to continue to leverage our strong global presence and worldwide network of distributors to capitalize on growth opportunities by selling regionally developed and marketed products and solutions throughout the world. As our customers have become increasingly global in scope, we have likewise increased our global reach to serve our customers by maintaining a local presence in numerous markets and investing in sales, marketing and manufacturing capabilities globally.

To further enhance our focus on serving our customers, we have developed and are in the process of implementing the Colfax Sales Office (“CSO”), a web-based selection, configuration, quotation, order entry and aftermarket tool to streamline the quote-to-order process. We believe that CSO, when fully installed, will significantly increase the speed of supplying quotes to our customers and will reduce our selling costs and increase our manufacturing efficiency. This is expected to be accomplished by eliminating many manual front-end processes and establishing an integrated, automated platform across brands to capture sales that otherwise would be lost due to increased response times.

•

Develop New Products, Applications and Technologies. We will continue to engineer our key products to meet the needs of new and existing customers and also to improve our existing product offerings to strengthen our market position. We intend to develop technological, or “SMART,” solutions, which incorporate advanced electronics, sensors and controls, through the use of our Voice of the Customer process to solve specific customer needs. We believe our SMART solutions will reduce our customers’ total cost of ownership by providing real-time diagnostic capabilities to minimize downtime, increase operational efficiency and avoid unnecessary costs. With the acquisition of Fairmount, we also intend to leverage its portfolio of advanced controls into our broader industrial offerings to develop innovative SMART fluid handling solutions.

To further align our product innovation efforts across our operations, we have established a global engineering center of excellence located at our office in Mumbai, India, which will collaborate with our global operations to design new products, modify existing solutions, identify opportunities to reduce manufacturing costs and increase the efficiency of our existing product lines. We also believe that we will be able to reallocate select engineering functions to our engineering center thereby freeing resources to spend time on higher value work.

•

Grow Our Offerings of Systems and Solutions. We will continue to provide high value added fluid handling solutions by utilizing our engineering and application expertise and our brand recognition and sales channels to drive incremental revenue. We intend to establish regional system manufacturing capabilities to address our customers’ desire to purchase turnkey modules and their preference for outsourced assembly.

•

Continue to Pursue Strategic Acquisitions that Complement our Platform. We believe that the fragmented nature of the fluid handling industry presents substantial consolidation and growth opportunities for companies with access to capital and the management expertise to execute a disciplined acquisition and integration program. We have successfully applied this strategy since our inception and plan to continue to seek companies that:

•	enhance our position in our five strategic markets;

•	have recognized, leading brands and strong industry positions;

•	present opportunities to expand our product lines and services;

•	have a reputation for high quality products;

•	will broaden our global manufacturing footprint;

•	complement or augment our existing worldwide sales and distribution networks; or

•	present opportunities to provide operational synergies and improve the combined business operations by implementing CBS.

We believe that we can identify a number of attractive acquisition candidates in the future and that strategic acquisition growth will give us the opportunity to gain a competitive advantage relative to smaller operators through greater purchasing power, a larger international sales and distribution network and a broader portfolio of products and services.

Products

We design, manufacture and distribute fluid handling products that transfer or control liquids in a variety of applications. We also sell replacement parts and perform repair services for our manufactured products.

Our primary products, brands and their end uses include:

Fluid Handling Products	Primary Brands	Primary End Uses
Pumps	Allweiler, Houttuin, Imo, Warren, Tushaco and Zenith	Commercial marine, oil and gas, machinery lubrication, power generation, global navy and commercial construction

Fluid Handling Systems	Allweiler, Fairmount, Houttuin, Imo, LSC and Warren	Commercial marine, oil and gas, power generation and global navy

Specialty Valves	Portland Valve	Global navy

Pumps

Rotary Positive Displacement Pumps —We believe that we are a leading manufacturer of rotary positive displacement pumps with a broad product portfolio and globally recognized brands. Rotary positive displacement pumps consist of a casing containing screws, gears, vanes or similar components that are actuated by the relative rotation of that component to the casing, which results in the physical movement of the liquid from the inlet to the discharge at a constant rate. Positive displacement pumps generally offer precise, quiet and highly efficient transport of viscous fluids. The U.S. Hydraulic Institute accredits 11 basic types of rotary positive displacement pumps, of which we manufacture five (3-screw, 2-screw, progressive cavity, gear and peristaltic).

Specialty Centrifugal Pumps— Centrifugal pumps use the kinetic energy imparted by rotating an impeller inside a configured casing to create pressure. While traditionally used to transport large quantities of thin liquids, our centrifugal pumps use specialty designs and materials to offer customers high quality, reliability and customized solutions for a wide range of viscosities and applications. We position our specialty centrifugal pumps for applications where customers clearly recognize our brand value or in markets where centrifugal and rotary pumps are complimentary.

Fluid Handling Systems

We manufacture complete fluid handling systems used primarily in the oil and gas, power generation, commercial marine and global navy markets. We offer turnkey systems and support, including design, manufacture, installation, commission and service. Our systems include:

•	oil mist lubrication systems, which are used in rotating equipment in oil refineries and other process industries;

•	custom designed packages used in crude oil pipeline applications;

•	lubrication and fuel forwarding systems used in power generation turbines;

•	complete packages for commercial marine engine rooms; and

•	fire suppression systems for navy applications.

Specialty Valves

Our specialty valves are used primarily in naval applications. Our valve business has specialized machining, welding and fabrication capabilities that enable it to serve as a prime contractor to the U.S. Navy. In addition to designing and manufacturing valves, we also offer repair and retrofit services for products manufactured by other valve suppliers through our aftermarket support centers located in Portland, Maine and San Diego, California.

Manufacturing

We manufacture and assemble our products at 16 locations in Europe, North America and Asia. This global manufacturing reach enables us to serve our customers wherever they choose to do business. Each of our manufacturing sites offers machining, fabrication and assembly capabilities that gives us the flexibility to source some of our products from multiple facilities. We believe that this flexibility enables us to minimize the impact of a manufacturing disruption if one of our facilities was to be damaged as a result of a natural disaster or otherwise. Our manufacturing facilities also benefit from the use of shared technology and collaboration across production lines, enabling us to increase operational efficiencies through the use of common suppliers and the duplication of production processes.

Competition

Our products and services are marketed on a worldwide basis. We believe that the principal elements of competition in our markets are:

•	the ability to meet customer specifications;

•	application expertise and design and engineering capabilities;

•	product quality and brand name;

•	timeliness of delivery;

•	price; and

•	quality of aftermarket sales and support.

The markets we serve are highly fragmented and competitive. Because we compete in selected niches of the fluid handling industry, there is not any single company that competes directly with us across all of our markets. As a result, we have many different competitors in each of our strategic markets. In the commercial marine market, we compete primarily with Naniwa Pump Manufacturing Co., Ltd., Shinko Industries, Ltd., Shin Shin Machinery Group Co., Ltd. and Taiko Kikai Industries Co., Ltd. In the oil and gas market, we compete primarily with Joh. Heinr. Bornemann GmbH, Leistritz Pumpen GmbH, Netzsch Mohnopumpen GmbH and Robbins & Myers, Inc. In the power generation market, we compete primarily with Buffalo Pumps, a subsidiary of Ampco-Pittsburgh Corporation. In the global navy market, we compete primarily with Buffalo Pumps, Carver Pump Company, Curtiss-Wright Corporation and Tyco International, Inc.

Research and Development

We closely integrate research and development with marketing, manufacturing and product engineering in meeting the needs of our customers. Our business product engineering teams are continuously enhancing our existing products and developing new product applications for our growing base of customers that require custom solutions. We believe these capabilities provide a significant competitive advantage in the development of high quality fluid handling systems. Our product engineering teams focus on:

•	lowering the cost of manufacturing our existing products;

•	redesigning existing product lines to increase their efficiency or enhance their performance; and

•	developing new product applications.

Expenditures for research and development for the years ended December 31, 2008, 2007 and 2006 were $5.9 million, $4.2 million and $3.3 million, respectively.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property. Although we highlight recent additions to our patent portfolio as part of our marketing efforts, we do not consider any one patent or trademark or any group thereof essential to our business as a whole or to any of our business operations. We also rely on proprietary product knowledge and manufacturing processes in our operations.

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers us an opportunity to access new markets for products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. Our principal markets outside the United States are in Europe, Asia, the Middle East and South America.

The manner in which our products and services are sold differs by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside the United States, though we also sell into non-U.S. markets through various representatives and distributors and directly from the U.S. In countries with low sales volumes, we generally sell through representatives and distributors.

Financial information about our international operations is contained in Note 17 of the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, and information about the possible effects of foreign currency fluctuations on our business is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to Item 1A. Risk Factors.

Raw Materials and Backlog

We obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. Our principal raw materials are metals, castings, motors, seals and bearings. Our suppliers and sources of raw materials are based in both the United States and other countries, and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. We believe that the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Manufacturing turnaround time is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and may range from days to several years based on the actual requested delivery dates. Backlog of orders as of December 31, 2008 was $337.3 million, compared with $292.8 million as of December 31, 2007. We expect to ship approximately 70% of our December 31, 2008 backlog during 2009; however, orders are subject to postponement or cancellation.

Seasonality

Our fluid handling business is seasonal. Our shipments generally peak during the fourth quarter as our customers seek to fully utilize capital spending budgets before the end of the year. Also, our European operations typically experience a slowdown during the July and August holiday season.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Associates

The following table presents our full-time worldwide associate base as of the periods indicated:

	December 31,
	2008	2007	2006
United States	739	701	548
Europe	1,170	1,096	1,034
Asia	299	262	216

Total	2,208	2,059	1,798

There are 42 associates in the United States covered by a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA). The contract with the union expires December 4, 2011 and provides for wage increases ranging from 3.5% to a maximum of 3.8% per year. In addition, in Germany, Sweden and the Netherlands, by law, approximately 42% of our associates are represented by trade unions in these jurisdictions, which subjects us to arrangements very similar to collective bargaining agreements. To date, we have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Government Contracts

Sales to U.S. government defense agencies and government contractors constituted approximately 5% of our revenue in 2008. We are subject to business and cost accounting regulations associated with our U.S. government defense contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. government defense contracts.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 1998. Our principal executive offices are located at 8730 Stony Point Parkway, Suite 150, Richmond, Virginia 23235, and our main telephone number at that address is (804) 560-4070. Our corporate website address is www.colfaxcorp.com.

We file our annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and that website address is www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, Colfax Corporation, 8730 Stony Point Parkway, Suite 150, Richmond, VA 23235, Telephone (804) 560-4070. Information contained on our website is not incorporated by reference in this report.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31 and 32 to this Annual Report on Form 10-K. As we have been a public company for less than one year, our Chief Executive Officer has not yet been required to submit to the New York Stock Exchange an annual CEO Certification pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. If any of the following risks actually occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us and we caution that this list of risk factors may not be exhaustive. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, natural disasters or other disruptions of expected economic or business conditions. We operate in a continually changing business environment, and new risk factors emerge from time to time which we cannot predict. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Risks Related to Our Business

Changes in the general economy, including the current global financial crisis and economic downturn, and the cyclical nature of our markets could harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy. Any sustained weakness in demand, downturn or uncertainty in the global economy could reduce our sales and profitability and affect our financial performance. The current global economic downturn may materially affect demand for our products and we may not be able to predict the effect on our results. In addition, our products are sold in many industries, some of which are cyclical and may experience periodic downturns. Cyclical weakness in the industries we serve could lead to reduced demand for our products and affect our profitability and financial performance.

We believe that many of our customers and suppliers are reliant on liquidity from global credit markets and in some cases, require external financing to purchase products or finance operations. If the current conditions impacting the credit markets and general economy are prolonged, demand for our products may be negatively affected and orders may be canceled, which could materially impact our financial position, results of operations and cash flow. Further, lack of liquidity by our customers could impact our ability to collect amounts owed to us and lack of liquidity by financial institutions could impact our ability to fully access our existing credit facility.

The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

In the year ended December 31, 2008, we derived approximately 69% of our sales from operations outside of the U.S. and have manufacturing facilities in seven countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. are subject to risks inherent in doing business outside the U.S. These risks include:

•	economic instability;

•	partial or total expropriation of our international assets;

•	trade protection measures, including tariffs or import-export restrictions;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	significant adverse changes in taxation policies or other laws or regulations; and

•	the disruption of operations from political disturbances, terrorist activities, insurrection or war.

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. In the year ended December 31, 2008, approximately 69% of our sales were denominated in currencies other than the U.S. dollar. We do not engage to a material extent in hedging activities intended to offset the risk of exchange rate fluctuations. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which, in turn, could adversely affect our results of operations and financial condition.

A significant portion of our revenues and income are denominated in Euros, Swedish Kronor and Norwegian Kroner. Consequently, depreciation of the Euro, Krona or Krone against the U.S. dollar has a negative impact on the income from operations of our European operations. Large fluctuations in the rate of exchange between the Euro, the Krona, the Krone and the U.S. dollar could have a material adverse effect on our results of operations and financial condition.

We are dependent on the availability of raw materials, as well as parts and components used in our products.

While we manufacture many of the parts and components used in our products, we require substantial amounts of raw materials and purchase parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition, results of operations and cash flow. In addition, delays in delivery of components or raw materials by our suppliers could cause delays in our delivery of products to our customers.

The markets we serve are highly competitive and some of our competitors may have resources superior to ours. Responding to this competition could reduce our sales and operating margins.

We sell most of our products in highly fragmented and competitive markets. We believe that the principal elements of competition in our markets are:

•	the ability to meet customer specifications;

•	application expertise and design and engineering capabilities;

•	product quality and brand name;

•	timeliness of delivery;

•	price; and

•	quality of aftermarket sales and support.

In order to maintain and enhance our competitive position, we intend to continue our investment in manufacturing quality, marketing, customer service and support, and distribution networks. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. Some of our competitors may have greater financial, marketing and research and development resources than we have. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to lower the prices of some of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure would have a material adverse effect on our business and results of operations.

Acquisitions have formed a significant part of our growth strategy in the past and are expected to continue to do so. If we are unable to identify suitable acquisition candidates or integrate the businesses we acquire or realize the intended benefits, our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration and undisclosed or underestimated liabilities.

Historically, our business strategy has relied on acquisitions. We expect to derive a significant portion of our growth by acquiring businesses and integrating those businesses into our existing operations. We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to:

•	identify suitable acquisition candidates;

•	negotiate appropriate acquisition terms;

•	obtain debt or equity financing that we may need to complete proposed acquisitions;

•	complete the proposed acquisitions; and

•	integrate the acquired business into our existing operations.

If we fail to achieve any of these steps, our growth strategy may not be successful.

In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired company, the potential loss of key employees of the acquired company and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring businesses’ operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems and our financial systems.

Once integrated, acquired operations may not achieve levels of revenue, profitability or productivity comparable with those that our existing operations achieve, or may otherwise not perform as we expected.

We may underestimate or fail to discover liabilities relating to a future acquisition during the due diligence investigation and we, as the successor owner, might be responsible for those liabilities. For example, two of our acquired subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Although our due diligence investigations in connection with these acquisitions uncovered the existence of potential asbestos-related liabilities, the scope of such liabilities were greater than we had originally estimated. Although we seek to minimize the impact of underestimated or potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. Indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. The liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition.

We may require additional capital to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or we are not able to fully access our existing credit facility, we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations, and to expand into new markets.

We intend to pay for future acquisitions using a combination of cash, capital stock, notes and assumption of indebtedness. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. We cannot be sure that this additional financing will be available or, if available, will be on terms acceptable to us. Further, high volatility in the equity markets and recent decline in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it will limit our ability to implement our business strategy. Continued issues resulting from the current global financial crisis and economic downturn involving liquidity and capital adequacy affecting lenders could affect our ability to fully access our existing credit facilities. In addition, even if future debt financing is available, it may result in (1) increased interest expense, (2) increased term loan payments, (3) increased leverage, and (4) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, it may dilute the equity interests of our existing stockholders.

A material disruption at any of our manufacturing facilities could adversely affect our ability to generate sales and meet customer demand.

If operations at our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition. We maintain property damage insurance which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our financial performance.

The loss of key management could have a material adverse effect on our ability to run our business.

Because our senior management has been key to our growth and success, we may be adversely affected if we lose any member of our senior management. We are highly dependent on our senior management team, including John Young, our President and Chief Executive Officer, as a result of their extensive experience. The loss of key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us and our business.

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of two of our subsidiaries could be different than we have estimated, which could materially and adversely affect our financial condition, results of operations and cash flow.

Two of our subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. For purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period.

Our decision to use a 15-year period is based on our belief that this is the extent of our ability to forecast liability costs. We also estimate the amount of insurance proceeds available for such claims based on the current financial strength of the various insurers, our estimate of the likelihood of payment and applicable current law. We reevaluate these estimates regularly. Although we believe our current estimates are reasonable, a change in the time period used for forecasting our liability costs, the actual number of future claims brought against us, the cost of resolving these claims, the likelihood of payment by, and the solvency of, insurers and the amount of remaining insurance available could be substantially different than our estimates, and future revaluation of our liabilities and insurance recoverables could result in material adjustments to these estimates, any of which could materially and adversely affect our financial condition, results of operations and cash flow. In addition, the company incurs defense costs related to those claims, a portion of which has historically been reimbursed by our insurers. We also incur litigation costs in connection with actions against certain of the subsidiaries’ insurers relating to insurance coverage. While these costs may be significant, we are unable to predict the amount or duration of such costs. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the defense costs of resolving these claims, the cost of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our financial condition, results of operations and cash flow.

Our international operations are subject to the laws and regulations of the United States and many foreign countries. Failure to comply with these laws may affect our ability to conduct business in certain countries and may affect our financial performance.

We are subject to a variety of laws regarding our international operations, including the Foreign Corrupt Practices Act and regulations issued by U.S. Customs and Border Protection, the Bureau of Industry and Security, and the regulations of various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs.

Our foreign subsidiaries have done and may continue to do business in countries subject to U.S. sanctions and embargoes, including Iran and Syria, and we have limited managerial oversight over those activities. Failure to comply with these sanctions and embargoes may result in enforcement or other regulatory actions.

From time to time, certain of our foreign subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government and/or the United Nations, such as Iran and Syria. With the exception of the U.S. sanctions against Cuba, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-U.S.-origin products and services in those countries. However, Colfax Corporation, its U.S. personnel and its domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints may negatively affect the financial or operating performance of such business activities. We cannot be certain that our attempts to comply with U.S. sanction laws and embargoes will be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not effective. Actual or alleged violations of these laws could result in substantial fines or other sanctions which could result in substantial costs. In addition, Iran and Syria currently are identified by the State Department as state sponsors of terrorism, and may be subject to increasingly restrictive sanctions. Because certain of our foreign subsidiaries have contact with and transact business in such countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our common stock. Further, certain U.S. states and municipalities have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our shares.

In addition, one of our foreign subsidiaries made a small number of sales from 2003 through 2007 totaling approximately $60,000 in the aggregate to two customers in Cuba which may have been made in violation of regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Cuba is also identified by the U.S. State Department as a state sponsor of terrorism. We have submitted a disclosure report to OFAC regarding these transactions. On December 5, 2008, the Company executed a tolling agreement with the OFAC extending the statute of limitations for the investigation until May 1, 2010. As a result of these sales, we may be subject to fines or other sanctions.

If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions.

Some of our products manufactured or assembled in the United States are subject to the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security, which require that we obtain an export license before we can export such products to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of certain military or intelligence-related items, technologies and services to non-U.S. persons. Failure to comply with these laws could harm our business by subjecting us to sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges and debarment from U.S. government contracts.

Approximately 42% of our employees are represented by foreign trade unions. If the representation committees responsible for negotiating with these unions on our behalf are unsuccessful in negotiating new and acceptable agreements when the existing agreements with our employees covered by the unions expire, we could experience business disruptions or increased costs.

As of December 31, 2008, we had approximately 2,200 employees worldwide. In certain countries, labor and employment laws are more restrictive than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment. In Germany, Sweden and the Netherlands, by law, some of our employees are represented by trade unions in these jurisdictions, which subjects us to employment arrangements very similar to collective bargaining agreements. If our employees represented by foreign trade unions were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs and lost revenue.

Although we have not experienced any material recent strikes or work stoppages, we cannot offer any assurance that the representation committees that negotiate with the foreign trade unions on our behalf will be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs.

Our manufacturing business is subject to the possibility of product liability lawsuits, which could harm our business.

In addition to the asbestos-related liability claims described above, as the manufacturer of equipment for use in industrial markets, we face an inherent risk of exposure to other product liability claims. Although we maintain quality controls and procedures, we cannot be sure that our products will be free from defects. In addition, some of our products contain components manufactured by third parties, which may also have defects. We maintain insurance coverage for product liability claims. Our insurance policies have limits, however, that may not be sufficient to cover claims made against us. In addition, this insurance may not continue to be available to us at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If our insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management.

As a manufacturer, we are subject to a variety of environmental and health and safety laws for which compliance could be costly. In addition, if we fail to comply with such laws, we could incur liability that could result in penalties and costs to correct any non-compliance.

Our business is subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of: regulated air pollutants; discharges of wastewater and storm water; storage and handling of raw materials; generation, storage, transportation and disposal of regulated wastes; and worker safety. These requirements impose on our business certain responsibilities, including the obligation to obtain and maintain various environmental permits. If we were to fail to comply with these requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance. In addition, if our noncompliance with such regulations were to result in a release of hazardous materials to the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. Changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities.

As the present or former owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local laws, regulations and ordinances, and, in some instances, international laws, relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination on, under, or released from such property and for any damage to natural resources resulting from such contamination. Similarly, a generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. In addition, the liability may be joint and several. Moreover, the presence of contamination or the failure to remediate contamination at our properties, or properties for which we are deemed responsible, may expose us to liability for property damage or personal injury, or materially adversely affect our ability to sell our real property interests or to borrow using the real property as collateral. We cannot be sure that we will not be subject to environmental liabilities in the future as a result of historic or current operations that have resulted or will result in contamination.

Failure to maintain and protect our trademarks, trade names and technology may affect our operations and financial performance.

The market for many of our products is, in part, dependent upon the goodwill engendered by our trademarks and trade names. Trademark protection is therefore material to a portion of our business. The failure to protect our trademarks and trade names may have a material adverse effect on our business, financial condition and operating results. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose any proprietary rights we have. In addition, it is possible that others will independently develop technology that will compete with our patented or unpatented technology. The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance.

If we are unable to complete our assessment as to the adequacy of our internal controls over financial reporting as of December 31, 2009 as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if material weaknesses are identified and reported, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock and make it more difficult for us to raise capital in the future.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include in their annual reports on Form 10-K a report by management on the company’s internal controls over financial reporting, including management’s assessment of the effectiveness of the company’s internal controls over financial reporting as of the company’s fiscal year end. While we will expend significant resources in developing the necessary documentation and testing procedures, 2009 will be the first year for which we must complete the assessment and undergo the attestation process required by Section 404 and there is a risk that we may not be able to comply with all of its requirements. If we are not able to comply with the requirements of Section 404 in a timely manner, our independent registered public accounting firm may issue a qualified opinion on the effectiveness of our internal controls. It is also possible that material weaknesses in our internal controls could be found. If we are unable to remediate any material weaknesses by December 31, 2009, our independent registered public accounting firm would be required to issue an adverse opinion on our internal controls. If our independent registered public accounting firm renders an adverse opinion due to material weaknesses in our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to raise capital in the future.

Some of our stockholders may exert significant influence over us.

Currently, two of our stockholders, Mitchell P. Rales and Steven M. Rales, together, and through an entity wholly owned by them, hold approximately 42% of our outstanding common stock. The level of ownership of these stockholders, and the service of Mitchell Rales as chairman of our board of directors, enables them to exert significant influence over all matters involving us, including matters presented to our stockholders for approval, such as election and removal of our directors and change of control transactions. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed. The interests of these persons may not coincide with the interests of the other holders of our common stock with respect to our operations or strategy.

The market price of our common stock may experience a high level of volatility.

The market price for our common stock has experienced a high level of volatility and may continue to do so in the future. During the period from our initial public offering (IPO) to December 31, 2008, our common stock traded between $28.35 and $5.58 per share. At any given time, you may not be able to sell your shares at a price that you think is acceptable. The market liquidity for our stock is relatively low. As of December 31, 2008, we had 43,211,026 shares of common stock outstanding. The average daily trading volume in our common stock during the period from July 1, 2008 to December 31, 2008 was approximately 400,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you. Stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company, which could decrease the value of your shares.

Our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions that may make it difficult for a third-party to acquire us without the consent of our board of directors. These provisions include prohibiting stockholders from taking action by written consent, prohibiting special meetings of stockholders called by stockholders and prohibiting stockholder nominations and approvals without complying with specific advance notice requirements. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which our board of directors could use to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although Mitchell Rales and Steven Rales, both individually and in the aggregate, hold more than 15% of our outstanding voting stock, this provision of Delaware law does not apply to them.

There may be limitations on our ability to fully utilize our net operating loss and minimum tax credit carryforwards in future periods.

As of December 31, 2008, we had net operating loss (NOLs) and minimum tax credit (MTCs) carryforwards of approximately $110.5 million and $3.9 million, respectively. The NOLs, if not utilized to offset tax income in future periods, will expire at various dates beginning in 2021 while the MTCs do not expire. We believe we experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of our May 2008 IPO. Our ability to use our NOLs existing at the time of the ownership change to offset any taxable income generated in taxable periods after the ownership change is subject to an annual limitation. The amount of NOLs that we may utilize on an annual basis under Section 382 would generally be equal to the product of the value of our outstanding stock immediately prior to the ownership change (less certain capital contributions during the preceding two years) and the “long term tax exempt rate” which was 4.71% for May 2008.

Similarly, the amount of any MTCs that may be carried forward to a post ownership change tax year is limited to the amount of tax liability attributed to taxable income that does not exceed the aforementioned Section 382 limitation computation.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our operating results, financial condition and cash flow.

Our defined benefit pension plan obligations are affected by changes in market interest rates and the majority of plan assets are invested in publicly traded debt and equity securities, which are affected by market risks. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses or lack of expected investment gains on plan assets may adversely impact our future operating results, financial condition and cash flow.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We have 16 principal production facilities in seven countries. We have seven in the United States, three in Germany, one in France, one in the Netherlands, one in Sweden, one in China and two in India. The following table lists our primary facilities at December 31, 2008, indicating the location, square footage, whether the facilities are owned or leased, and principal use.

Location	Sq. Footage	Owned/ Leased	Principal Use
Richmond, Virginia	10,200	Leased	Corporate headquarters
Hamilton, New Jersey	2,200	Leased	Subsidiary headquarters
Columbia, Kentucky	75,000	Owned	Production
Warren, Massachusetts	147,000	Owned	Production
Monroe, North Carolina	170,000	Owned	Production
Sanford, North Carolina	32,000	Owned	Production
Aberdeen, North Carolina (1)	20,000	Owned	Production
Houston, Texas	25,000	Leased	Production
Portland, Maine	61,000	Leased	Production
Tours, France	33,000	Leased	Production
Bottrop, Germany	55,000	Owned	Production
Gottmadingen, Germany	38,000	Leased	Production
Radolfzell, Germany	350,000	Owned	Production
Utrecht, Netherlands	50,000	Owned	Production
Stockholm, Sweden	130,000	Owned	Production
Daman, India	32,000	Owned	Production
Vapi, India	16,000	Leased	Production
Wuxi, China	60,000	Leased	Production

(1)	Facility is expected to be closed and its operations relocated to the Sanford, North Carolina facility in March 2009.

ITEM 3.	LEGAL PROCEEDINGS

Two of our subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. Of the approximately 35,400 pending claims, approximately 14,000 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,100 of such claims have been brought in the Supreme Court of New York County, New York; approximately 100 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,600 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

One of our foreign subsidiaries made a small number of sales from 2003 through 2007 totaling approximately $60,000 in the aggregate to two customers in Cuba which may have been made in violation of regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Cuba is also identified by the U.S. State Department as a state sponsor of terrorism. We have submitted a disclosure report to OFAC regarding these transactions. On December 5, 2008, the Company executed a tolling agreement with the OFAC extending the statute of limitations for the investigation until May 1, 2010. As a result of these sales, we may be subject to fines or other sanctions.

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004 this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. Plaintiffs have argued that they are entitled to a refund of their attorney’s fees and costs of trial as a matter of law and contract. The subsidiary believes it is not obligated to pay these costs. In November 2006, the Court entered an Amended Final Judgment in favor of the plaintiffs in the amount of $8.9 million, including prejudgment interest. This amount plus accrued interest is recorded in “Other liabilities” in our consolidated balance sheets. The judgment is secured by a bond as well as a letter of credit. Both the subsidiary and the plaintiffs appealed. On January 28, 2008, the

Appellate Division of the New Jersey Superior Court affirmed the total award and ordered a new trial on certain portions of the plaintiffs’ claim. The subsidiary and the plaintiffs each petitioned for certification of the judgment which was granted by the Supreme Court of New Jersey on May 15, 2008 and a hearing with oral argument occurred on December 2, 2008. The Supreme Court will issue an opinion at its convenience. The subsidiary intends to continue to defend this matter vigorously.

In April 1999 the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the Subsidiary’s divisions relating to retiree health care obligations. On June 15, 2005, a Motion was filed seeking an Order that certain of the features of the plan as implemented by the Company were in violation of the Settlement Agreement. On December 16, 2008, the parties executed a Memorandum of Understanding (“MOU”), memorializing the principal terms of a new settlement agreement that will resolve the litigation in its entirety. As a result of the parties’ efforts in this regard, the case has been removed from the trial calendar, pending the filing of a final Settlement Agreement with the court. The Subsidiary is actively negotiating the Amended and Restated Settlement Agreement, which will supersede and replace the Stipulation and Agreement of Settlement and Dismissal of Claims entered into by the parties on November 30, 1998. At December 31, 2008, the Company recorded an accumulated post retirement benefit obligation of $2.4 million to other comprehensive income as its best estimate for the cost of resolution of this matter.

In addition to the litigation and matters noted above, we and our subsidiaries are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising out of the ordinary course of business. These matters primarily involve claims for damages arising out of the use of the subsidiaries’ products, some of which include claims for punitive as well as compensatory damages. None of these legal proceedings are expected to have a material adverse effect on our financial condition, results of operations or cash flow. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, our management believes that we will either prevail, have adequate insurance coverage or have established appropriate reserves. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to us, there could be a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position
John A. Young	43	President and Chief Executive Officer and Director
G. Scott Faison	47	Senior Vice President, Finance and Chief Financial Officer
Joseph B. Niemann	47	Senior Vice President, Marketing and Strategic Planning
Thomas M. O’Brien	58	Senior Vice President, General Counsel and Secretary
Steven W. Weidenmuller	45	Senior Vice President, Human Resources
Mario E. DiDomenico	57	Senior Vice President, General Manager—Engineered Solutions
Michael K. Dwyer	51	Senior Vice President, General Manager—Asia Pacific
Dr. Michael Matros	43	Senior Vice President, General Manager—Allweiler
William E. Roller	46	Senior Vice President, General Manager—Americas

John A. Young is the President and Chief Executive Officer and a Director of our company. Prior to becoming President in 2000, Mr. Young was Vice President, Chief Financial Officer and Treasurer of our company since its founding in 1995.

G. Scott Faison became the Senior Vice President, Finance and Chief Financial Officer in January of 2005. He has served as Corporate Controller and Assistant Treasurer since joining us in November 1997.

Joseph B. Niemann joined us in 2006 as Senior Vice President of Marketing and Strategic Planning. Prior to joining our company, Mr. Niemann was Vice President, Marketing & eBusiness of Emerson Climate Technologies, a subsidiary of Emerson Electric Company, where he was employed from 1990 to 2005.

Thomas M. O’Brien has served as our Senior Vice President, General Counsel and Secretary since January 1998. Mr. O’Brien served as Assistant General Counsel at Imo from 1995-1998. He has been a member of the legal department at Imo since 1985.

Steven W. Weidenmuller joined us in 2002 as Senior Vice President, Human Resources. Prior to joining our company, Mr. Weidenmuller was Vice President of Human Resources of Tropicana International, a subsidiary of PepsiCo, Inc., where he was employed from 1997 to 2002.

Mario E. DiDomenico joined our company in 1998 with the acquisition of Imo. Since that time he has served as the Manager of Operations for Warren Pump, Vice President—2 Screw Pumps and subsequently as Senior Vice President, General Manager—Engineered Solutions, which also includes Portland Valve and Fairmount following the acquisitions of those businesses.

Michael K. Dwyer joined our company in 1998 as Vice President, Colfax Business System and Global Sourcing. In 2004, Mr. Dwyer became Senior Vice President, General Manager—Asia Pacific.

Dr. Michael Matros joined Allweiler in 1996 as a project manager in Research and Development. From 1996 until 2006, Dr. Matros has held several positions at Allweiler with increasing responsibilities, including Director of Research and Development and the Plant Manager of our Allweiler facility in Radolfzell, Germany. In April 2006, Dr. Matros was appointed to his current position as Senior Vice President, General Manager—Allweiler. In November 2006, Dr. Matros was appointed as a member of the management board at our German subsidiary, Allweiler AG.

William E. Roller has served as our Senior Vice President, General Manager—Americas since June 1999. Subsequently, Mr. Roller added to his responsibilities the role of General Manager of both Zenith and LSC following the acquisitions of those businesses.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 12, 2009, there were approximately 10,500 holders of record of our common stock. The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	2008
	High	Low
First quarter	N/A	N/A
Second quarter	$25.76	$20.01
Third quarter	$28.35	$14.73
Fourth quarter	$18.16	$5.58

We have not paid any dividends on our common stock since inception, and we do not anticipate the declaration or payment of dividends at any time in the foreseeable future. Our credit agreement limits the amount of cash dividends and common stock repurchases the Company may make to a total of $10 million annually.

Securities Authorized for Issuance Under Equity Compensation Plans

Information responsive to this item is incorporated by reference to such information included in our Proxy Statement for our 2009 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Performance Graph

Issuer Purchase of Equity Securities

On November 4, 2008, the Company’s board of directors authorized the repurchase of up to $20 million (up to $10 million per year in 2008 and 2009) of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is also being conducted pursuant to SEC Rule 10b5-1. The timing and amount of any shares repurchased will be determined by the Share Repurchase Committee, constituting three members of the Company’s board of directors, based on its evaluation of market conditions and other factors. The Company expects to fund any further repurchases using the Company’s available cash balances.

The following table present certain information with respect to our common stock repurchases during the fourth quarter of 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
9/27/08 – 10/24/08	N/A	N/A		N/A	N/A
10/25/08 – 11/21/08	601,200	$7.05		601,200	$15,763,610	(1)
11/22/08 – 12/31/08	193,800	$7.59		193,800	$10,000,000	(2)

Total	795,000	$7.18	(3)	795,000	$10,000,000	(2)

(1)	Represents $5,763,610 available for repurchase in 2008 plus the $10 million authorized for repurchase in 2009.
(2)	Represents the $10 million authorized for repurchase in 2009.
(3)	Represents the weighted-average price paid per share during the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share information)

	Year ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$604,854	$506,305	$393,604	$345,478	$309,653
Cost of sales	387,667	330,714	256,806	222,353	197,907

Gross profit	217,187	175,591	136,798	123,125	111,746
Initial public offering-related costs	57,017	—	—	—	—
Selling, general and administrative expenses	125,234	98,500	80,103	74,594	77,434
Research and development expenses	5,856	4,162	3,336	2,855	3,175
Asbestos liability and defense (income) costs	(4,771)	(63,978)	21,783	14,272	28,638
Asbestos coverage litigation expenses	17,162	13,632	12,033	3,840	774

Operating income	16,689	123,275	19,543	27,564	1,725
Interest expense	11,822	19,246	14,186	9,026	6,918
Provision (benefit) for income taxes	5,438	39,147	3,866	6,907	(6,010)

(Loss) income from continuing operations	(571)	64,882	1,491	11,631	817

Net (loss) income (1)	(571)	64,882	94	12,247	57,306

(Loss) earnings per share from continuing operations — basic and diluted	$(0.11)	$1.79	$0.07	$(0.09)	$(0.62)

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$28,762	$48,093	$7,608	$7,821	$100,223
Goodwill and intangibles, net	179,046	185,353	154,231	149,793	152,681
Asbestos insurance asset, including current portion	304,015	305,228	297,106	261,941	193,386
Total assets	913,076	896,540	797,226	700,574	707,881
Asbestos liability, including current portion	357,258	376,233	388,920	338,535	266,668
Total debt, including current portion (2)	97,121	206,493	188,720	158,454	125,051

(1)	Includes net (loss) income from discontinued operations of $(1.4) million, $0.6 million, and $56.5 million in the years ended December 31, 2006, 2005 and 2004, respectively.
(2)	See Note 12 to our Consolidated Financial Statements for information regarding the refinancing of the Company’s debt in conjunction with the IPO in May 2008.

We completed the acquisitions of Fairmount and LSC in 2007. In 2005, we completed the acquisition of Tushaco and in 2004, we completed the acquisitions of Portland Valve and Zenith. See Item 1. Business and Note 5 to our Consolidated Financial Statements for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

The following discussion of our financial condition and results of operations should be read together with “Selected Financial and Data,” “Risk Factors” and the financial statements and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

Overview

Colfax Corporation is a global supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We design and engineer our products to high quality and reliability standards for use in critical fluid handling applications where performance is paramount. We also offer customized fluid handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used.

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

We employ a comprehensive set of tools that we refer to as the Colfax Business System, or CBS. CBS is a disciplined strategic planning and execution methodology designed to achieve excellence and world-class financial performance in all aspects of our business by focusing on the Voice of the Customer and continuously improving quality, delivery and cost. Modeled on the Danaher Business System, CBS focuses on conducting root-cause analysis, developing process improvements and implementing sustainable systems. Our approach addresses the entire business, not just manufacturing operations.

We currently serve markets that have a need for highly engineered, critical fluid handling solutions and are global in scope. Our strategic markets include:

Strategic Markets	Applications
Commercial Marine	Fuel oil transfer; oil transport; water and wastewater handling

Oil and Gas	Crude oil gathering; pipeline services; unloading and loading; rotating equipment lubrication; lube oil purification

Power Generation	Fuel unloading, transfer, burner and injection; rotating equipment lubrication

Global Navy	Fuel oil transfer; oil transport; water and wastewater handling; firefighting; fluid control

General Industrial	Machinery lubrication; hydraulic elevators; chemical processing; pulp and paper processing; food and beverage processing

We serve a global customer base across multiple markets through a combination of direct sales and marketing associates and third-party distribution channels. Our customer base is highly diversified and includes commercial, industrial and government customers.

Our business began with an initial investment by our founders in 1995 with the intention to acquire, manage and create a world-class industrial manufacturing company. We seek to acquire businesses with leading market positions and brands that exhibit strong cash flow generation potential. With our management expertise and the introduction of CBS into our acquired businesses, we pursue growth in revenues and improvements in operating margins.

Outlook

We believe that we are well positioned to grow our business organically by enhancing our product offerings and expanding our customer base in our strategic markets. The recent economic uncertainty has not had a significant impact on our financial position, results of operations or liquidity as of the date of the filing of this Form 10-K; however, if current economic conditions continue our business could be negatively effected. We continue to monitor the financial markets and general global economic conditions and presently expect the following market conditions in 2009:

•

In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction; however, we expect new orders to be significantly lower than in the past two years. While we expect sales to grow primarily from existing orders, we are also likely to have additional order cancellations. We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.

•

We expect activity within the crude oil market to remain favorable as long term capacity constraints and global demand drive further development of heavy oil fields, but we are experiencing project delays. In pipeline applications we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership. In refinery applications, we believe a reduction in capital investment by our customers will reduce the demand for our products.

•

In the power generation industry, we expect activity in Asia and the Middle East to remain strong as economic growth and fundamental undersupply of power generation capacity continues to drive investment in energy infrastructure projects. In the world’s developed economies, we expect efficiency improvements will continue to drive demand.

•

In the U.S., we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns.

•

In the general industrial market, we expect demand to soften in the chemical, building products, diesel engine and distribution portions of the general industrial market, primarily in Europe and North America.

Our global manufacturing sales and distribution network allows us to target fast growing regions throughout the world. We have production and distribution facilities in India and China and plan to open a Middle East sales and engineering center in Bahrain during 2009. We intend to leverage these investments to grow our market share in these emerging markets and plan to continue to invest in sales and marketing resources to increase our overall coverage.

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the year ended December 31, 2008, aftermarket sales and services represented approximately 24% of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our management team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Results of Operations

Key Performance Measures

The discussion of our results of operations that follows focuses on some of the key financial measures that we use to evaluate our business. We evaluate growth using several measures, including net sales, orders and order backlog. Our growth is affected by many factors, particularly growth in our existing businesses, the impact of acquisitions and the impact of fluctuating foreign exchange rates. To facilitate the comparison between reporting periods, we describe the impact of each of these three factors on our sales growth below in tabular format under the heading “Sales and Orders.”

Orders and order backlog are highly indicative of our future revenue and thus are key measures of anticipated performance. Orders consist of orders for products or services from our customers, net of cancellations. Order backlog consists of unfilled orders.

Key Risk Factors and Items Affecting the Comparability of Our Reported Results

Our growth and financial performance are driven by many factors, principally our ability to serve increasingly global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, the general economic conditions within our five strategic markets, the global economy and capital spending levels, the availability of capital, our estimates concerning the availability of insurance proceeds to cover asbestos litigation expenses and liabilities, the amounts of asbestos litigation expenses and liabilities, our ability to pass through cost increases through pricing, the impact of sales mix, and our ability to continue to grow through acquisitions. These key factors have impacted our results of operations in the past and are likely to affect them in the future.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside the United States, though we also sell into non-U.S. markets through various representatives and distributors and directly from the U.S. In countries with low sales volumes, we generally sell through representatives and distributors. For the year ended December 31, 2008, approximately 78% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, the expansion of market opportunities in Asia, successfully completing global strategic acquisitions, and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our sales, approximately 69% for the year ended December 31, 2008, are denominated in currencies other than the U.S. dollar, especially the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and is quantified when significant in our discussion of our operations.

Economic Conditions in Strategic Markets

Our organic growth and profitability strategy focuses on five strategic markets: commercial marine, oil and gas, power generation, global navy and general industrial. Demand for our products depends on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on the general economic conditions within that market as well as access to capital at reasonable cost. While demand within each of these strategic markets can be cyclical, the diversity of these markets may limit the impact of a downturn in any one of these markets on our consolidated results.

Pricing

We believe our customers place a premium on quality, reliability, availability, design and application engineering support. Our highly engineered fluid handling products typically have higher margins than products with commodity-like qualities. However, we are sensitive to price movements in our raw materials supply base. Our largest material purchases are for components and raw materials consisting of steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material price increases on to our customers. While we seek to take actions to manage this risk, including commodity hedging where appropriate, such increased costs may adversely impact earnings.

Sales and Cost Mix

Our profit margins vary in relation to the relative mix of many factors, including the type of product, the geographic location in which the product is manufactured, the end market for which the product is designed, and the percentage of total revenue represented by aftermarket sales and services. Aftermarket business, including spare parts and other value added services, is generally a higher margin business and is a significant component of our profitability.

Strategic Acquisitions

We complement our organic growth with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report our sales growth between periods both from existing and acquired businesses. We intend to continue to pursue acquisitions of complementary businesses that will broaden our product portfolio, expand our geographic footprint or enhance our position within our strategic markets.

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

IPO-related Costs

Results for the year ended December 31, 2008 include $57.0 million of nonrecurring costs associated with our IPO during the second quarter. This amount includes $10.0 million of share-based compensation and $27.8 million of special cash bonuses paid under previously adopted executive compensation plans as well as $2.8 million of employer payroll taxes and other related costs. It also includes $11.8 million to reimburse the selling stockholders for the underwriting discount on the shares sold by them as well as the write-off of $4.6 million of deferred loan costs associated with the early termination of a credit facility.

Legacy Legal Adjustment

Selling, general and administrative expenses for the year ended December 31, 2008 include a $4.1 million increase to legal reserves in the second quarter related to non-asbestos litigation which arose from the sale and subsequent repair of a product by a division of a subsidiary that was divested prior to our acquisition of the subsidiary. This legacy legal case was settled during the third quarter of 2008.

Asbestos-related (Income) Expense

Our financial results have been, and will likely in the future be, affected by our actual and estimated asbestos liabilities and the availability of insurance to cover these liabilities and defense costs related to asbestos personal injury litigation against two of our subsidiaries, as well as costs arising from our legal action against our insurers. Assessing asbestos liabilities and insurance assets requires judgments concerning matters such as the uncertainty of litigation, anticipated outcome of settlements, the number and cost of pending and future claims, the outcome of legal action against our insurance carriers and their continued solvency. For a further discussion of these estimates and how they may affect our future results, see “—Critical Accounting Estimates—Asbestos Liabilities and Insurance Assets.”

Asbestos-related expense (income) includes all asbestos-related costs and is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period (“Asbestos liability and defense costs (income)”). It also includes legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries (“Asbestos coverage litigation expenses”).

The table below presents asbestos-related (income) expense for the periods indicated:

(Amounts in millions)	Year ended December 31,
	2008	2007	2006
Asbestos liability and defense (income) costs	$(4.8)	$(63.9)	$21.8
Asbestos coverage litigation expenses	17.2	13.6	12.0

Asbestos-related expense (income)	$12.4	$(50.3)	$33.8

Asbestos liability and defense income was $4.8 million for the year ended December 31, 2008 compared to $63.9 million for the year ended December 31, 2007. The decrease in asbestos liability and defense income relates primarily to income recognized in the year ended December 31, 2007 from revaluing our insurance asset from an expected recovery percentage of 75% to 87.5% and from recording a receivable from insurers for past costs paid by us. The revaluation of the insurance asset in 2007 resulted from a series of favorable court rulings which determined insurance allocation methodology, interpreted policy provisions related to deductibles and number of occurrences, and that New Jersey State law applied.

Legal costs related to the subsidiaries’ action against their asbestos insurers were $17.2 million for the year ended December 31, 2008 compared to $13.6 million for the year ended December 31, 2007. The increase in legal cost for the year ended December 31, 2008 relates primarily to the cost of a series of hearings in the fourth quarter in preparation for trial by one of our subsidiaries against a number of its insurers and former parent. The trial is expected to commence in the first half of 2009.

Asbestos-related (income) expense for the year ended December 31, 2007 was $(50.3) million compared to $33.8 million for the year ended December 31, 2006, an increase in income of $84.1 million. This increase resulted primarily from revaluation of the insurance asset and from recording a receivable due from our insurers for past costs paid by us, offset to a small degree by the increased cost of litigation against those insurers, as well as an $8.5 million gain related to cash settlements received from certain insurers related to insurance policies which are not included in our 15 year estimate of asbestos-related liability cost. More specifically, the insurance asset for one of our subsidiaries was increased from 75% to 87.5% of the expected liability based upon a series of court rulings which determined New Jersey state law, allocation methodology, and the interpretation of certain policy provisions related to deductibles and the number of occurrences.

Seasonality

We experience seasonality in our fluid handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, our shipments generally peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season.

Sales and Orders

Our sales growth is affected by many factors including but not limited to acquisitions, fluctuating foreign exchange rates, and growth in our existing businesses. To facilitate the comparison between reporting periods, we disclose the impact of each of these three factors. Growth due to acquisitions includes incremental sales due to an acquisition during the period or incremental sales due to reporting a full year’s sales for an acquisition that occurred in the prior year. The impact of foreign currency translation is the difference between sales from existing businesses valued at current year foreign exchange rates and the same sales valued at prior year foreign exchange rates. Sales growth from existing businesses excludes both the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of growth due to factors such as price, mix and volume.

Orders and order backlog are highly indicative of our future revenue and thus key measures of anticipated performance. Orders consist of orders for products or services from our customers, net of cancellations. Order backlog consists of unfilled orders. The components of order growth are presented on the same basis as sales growth. The following tables present components of our sales and order growth, as well as, sales by fluid handling product for the periods indicated:

(Amounts in millions)	Sales		Orders		Backlog at Period End
	$	%	$	%	$	%
Year ended December 31, 2006	$393.6		$442.3		$179.3

Components of Growth:
Existing businesses	53.3	13.5%	77.7	17.6%	84.7	47.2%
Acquisitions	31.3	8.0%	27.2	6.1%	5.3	3.0%
Foreign currency translation	28.1	7.1%	34.3	7.8%	23.5	13.1%

Total growth	112.7	28.6%	139.2	31.5%	113.5	63.3%

Year ended December 31, 2007	$506.3		$581.5		$292.8

Components of Growth:
Existing businesses	70.2	13.9%	40.9	7.0%	43.8	15.0%
Acquisitions	5.5	1.1%	11.7	2.0%	15.2	5.2%
Foreign currency translation	22.9	4.5%	35.1	6.1%	(14.5)	(5.0)%

Total growth	98.6	19.5%	87.7	15.1%	44.5	15.2%

Year ended December 31, 2008	$604.9		$669.2		$337.3

(Amounts in millions)	Year ended December 31,
	2008	2007	2006
Net Sales by Product:
Pumps, including aftermarket parts and service	$533.9	$441.7	$360.0
Systems, including installation service	54.0	48.4	16.1
Valves	10.0	9.5	11.3
Other	7.0	6.7	6.2

Total net sales	$604.9	$506.3	$393.6

As detailed above, sales growth from existing business increased 13.9% for the year ended December 31, 2008 over the year ended December 31, 2007. This increase was primarily attributable to increased volume and demand in the power generation, commercial marine, and general industrial end markets. Acquisition growth of 1.1% for the year was due to the acquisitions of LSC on January 31, 2007 and Fairmount on November 29, 2007. Foreign currency translation increased sales and orders by 4.5% and 6.1%, respectively. These increases were primarily due to the weakening of the U.S. dollar against the Euro throughout most of 2008. During the fourth quarter of 2008, the U.S. dollar appreciated sharply against both the Euro and the Swedish Krona, which had a negative effect on our sales and order growth.

Order growth from existing businesses was strong in most of our strategic end markets (most notably in the oil and gas and global navy end markets), up 7.0% in 2008. Commercial marine orders decreased approximately 2% primarily due to cancellations of approximately $15 million. Our backlog of orders at December 31, 2008 remains strong at $337.3 million compared to $292.8 million at December 31, 2007. During 2008, backlog from existing businesses increased $43.8 million or 15.0%, on a currency adjusted basis.

Sales for the year ended December 31, 2007, increased by $112.7 million, or 28.6% over the year ended December 31, 2006. Of this growth, sales from existing businesses contributed 13.5%, the acquisition of LSC on January 31, 2007 and Fairmount on November 29, 2007 contributed 8.0%, and currency translation accounted for 7.1%. The currency translation amount was due primarily to the weakening of the U.S. dollar against the Euro during the year ended December 31, 2007. Sales growth from existing businesses was primarily attributable to increased volume and demand in the commercial marine and oil and gas end markets. By product, pump sales increased $81.7 million, or 22.7%, during the year ended December 31, 2007. System sales grew $32.3 million due primarily to the acquisition of LSC.

Orders for the year ended December 31, 2007, of $581.5 million increased $139.2 million, or 31.5%, over the year ended December 31, 2006. Backlog of $292.8 million at December 31, 2007 increased $113.5 million, or 63.3%, from $179.3 million at December 31, 2006. Order growth from existing businesses was primarily attributable to strong growth in our strategic end markets, most notably the oil and gas, commercial marine and power generation markets.

Gross Profit

The following table presents our gross profit and gross profit margin figures for the periods indicated:

(Amounts in millions)	Year ended December 31,
	2008	2007	2006
Gross profit	$217.2	$175.6	$136.8
Gross profit margin	35.9%	34.7%	34.8%

Gross profit of $217.2 million for the year ended December 31, 2008 increased $41.6 million, or 23.7%, from $175.6 million in 2007. Of the $41.6 million increase, $31.6 million was attributable to growth from existing businesses, $2.4 million was due to the acquisitions of LSC on January 31, 2007 and Fairmount on November 29, 2007 and $7.6 million was due to the positive impact of foreign exchange rates. Gross profit margin increased to 35.9% for the year ended December 31, 2008 from 34.7% for the year ended December 31, 2007. The margin improvement for the year ended December 31, 2008 was primarily driven by favorable pricing and cost control in the commercial marine and oil and gas markets.

Gross profit of $175.6 million for the year ended December 31, 2007 increased $38.8 million, or 28.4%, from $136.8 million in 2006. Of the $38.8 million increase, $16.6 million was attributable to growth from existing businesses, $13.2 million was due to the acquisition of LSC on January 31, 2007 and Fairmount on November 29, 2007 and $9.0 million was due to the positive impact of foreign exchange rates. Gross profit margin was 34.7% for the year ended December 31, 2007 compared to 34.8% for the year ended December 31, 2006.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative (SG&A) expenses for the periods indicated:

(Amounts in millions)	Year ended December 31,
	2008	2007	2006
SG&A expenses	$125.2	$98.5	$80.1
SG&A expenses as a percentage of sales	20.7%	19.5%	20.4%

Selling, general and administrative expenses increased $26.7 million to $125.2 million for the year ended December 31, 2008 from $98.5 million for the year ended December 31, 2007. The increase was primarily related to $3.8 million negative impact of foreign exchange rates, $4.1 million reserve increase for a legacy legal matter, $4.2 million for audit and professional fees and other costs associated with becoming a public company, and $2.1 million from the acquisitions of Fairmount and LSC. The remaining increase was primarily due to higher selling expenses, insurance proceeds recognized in the prior year period of $2.2 million related to a product liability matter, a gain recognized in the prior year period of $1.1 million from the sale of investment securities, and $0.7 million of unrealized losses on raw material futures and foreign currency contracts for which we did not elect hedge accounting.

Selling, general and administrative expenses increased $18.4 million to $98.5 million for the year ended December 31, 2007 compared to $80.1 million for the year ended December 31, 2006. Of the $18.4 million increase, $7.2 million was due to the acquisitions of LSC and Fairmount, and $4.8 million was due to the negative impact of foreign exchange rates. The remaining increase was primarily due to increased variable selling expenses of approximately $8.9 million in 2007 and the recognition of a one-time $9.1 million gain on the settlement of other post-employment benefits during 2006, offset by legacy legal expenses of $8.3 million incurred during 2006.

Operating Income

The table below presents operating income data for the periods indicated:

(Amounts in millions)	Year ended December 31,
	2008	2007	2006
Operating income	$16.7	$123.3	$19.5
Operating margin	2.8%	24.3%	5.0%

Operating income for the year ended December 31, 2008 decreased $106.6 million from the year ended December 31, 2007. This decrease was primarily due to a $62.7 million decrease in asbestos-related income, IPO-related costs of $57.0 million, $4.2 million of professional and other costs associated with becoming a public company, $4.1 million related to a reserve increase for a legacy legal matter, the absence of $2.2 million of income recognized in the prior year period related to a product liability matter, $0.7 million of unrealized losses on raw material futures and foreign currency contracts for which we did not elect hedge accounting, partially offset by $23.4 million of increased operational performance in our existing business units primarily caused by increased sales volume and a $3.3 million favorable impact from foreign exchange rates.

Operating income for the year ended December 31, 2007 increased $103.8 million to $123.3 million from $19.5 million for the year ended December 31, 2006. This increase was primarily due to an $84.1 million decrease in legacy asbestos expenses and a $38.8 million increase in gross profit offset in part by an $18.4 million increase in selling, general and administrative expenses. Operating margin increased to 24.3% for the year ended December 31, 2007 from 5.0% for the year ended December 31, 2006.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense of $11.8 million for the year ended December 31, 2008 declined $7.4 million from the prior year, primarily due to lower debt levels resulting from the debt repayments of $105.4 million with a portion of the IPO proceeds on May 13, 2008. A decrease in the weighted-average interest rate on our variable rate borrowings from 7.4% in 2007 to 6.3% in 2008 contributed approximately $1.5 million to the reduction in interest expense.

Interest expense of $19.2 million for the year ended December 31, 2007 was approximately $5.0 million higher than the year ended December 31, 2006. Approximately $3.3 million of the increase was due to higher debt levels in 2007 due to borrowings incurred to fund the acquisition of LSC. An increase in the weighted average interest rate on our variable rate borrowings from 6.8% in 2006 to 7.4% in 2007 contributed approximately $1.2 million to the increase in interest expense. The remaining increase in interest expense was primarily due to a decrease in the fair value of the interest rate collar.

Provision for Income Taxes

Our effective tax rate can be impacted by changes in the mix of earnings in the countries with differing statutory rates, changes in the valuation of deferred tax assets and liabilities and changes in tax law. Valuation allowances for deferred tax assets are evaluated in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109), and are increased if it is more likely than not that a portion of the deferred tax benefits will not be realized. Under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (APB 23), foreign earnings considered not permanently reinvested in the local jurisdiction must be recognized as a deferred tax expense in the year that it is considered to be not permanently reinvested. The tax effect of significant unusual items or changes in tax law is reflected in the period in which they occur.

The effective income tax rate for the year ended December 31, 2008, was 111.7% as compared to an effective tax rate of 37.6% for the year ended December 31, 2007. Our effective tax rate for the year ended December 31, 2008 was higher than the U.S. federal statutory rate primarily due to an $11.8 million payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes and a $3.4 million increase in valuation allowance, offset in part by an expected lower overall rate on normal operations due to reductions in German corporate tax rates in 2008, other international tax rates that are lower than the U.S. tax rate, changes in overall profitability and state tax benefits.

The effective income tax rate for the year ended December 31, 2007, was 37.6% as compared to an effective tax rate of 72.2% for the year ended December 31, 2006. Our effective tax rate for the year ended December 31, 2007, was higher than the U.S. federal statutory rate of 35% primarily due to state taxes and the inclusion of foreign earnings included in U.S. taxable income offset by deferred tax benefits recognized by our German subsidiary as a result of the German tax rate reduction from approximately 38% to 29.0% effective as of January 1, 2008. The effective tax rate of 72.2% for the year ending December 31, 2006, was higher than the U.S. federal statutory rate of 35% primarily due to the recognition of deferred tax expense attributed to foreign earnings of the Company’s Swedish subsidiary that was considered not to be permanently reinvested pursuant to APB 23.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our credit facility. We expect that our primary ongoing requirements for cash will be for working capital, funding for potential acquisitions, capital expenditures, asbestos-related outflows and pension plan funding. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity. As of December 31, 2008, we had approximately $130 million available on our revolver loan and we had $28.8 million of cash.

Borrowings

On May 13, 2008, coinciding with the closing of the IPO, we terminated our existing credit facility. There were no material early termination penalties incurred as a result of the termination. Deferred loan costs of $4.6 million were written off in connection with this termination. On the same day, we entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, led by Banc of America Securities LLC and administered by Bank of America, is a senior secured structure with a $150.0 million revolver and a Term A Note of $100.0 million.

The Term A Note bears interest at LIBOR plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at quarter end. At December 31, 2008, the interest rate was 2.71% inclusive of a 2.25% margin. The Term A Note, as entered into on May 13, 2008, has $1.25 million due on a quarterly basis on the last day of each March, June, September and December beginning June 30, 2008 and ending March 31, 2010, $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013. On December 31, 2008, there was $96.3 million outstanding on the Term A Note.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a €100.0 million sub-facility. At December 31, 2008, the annual commitment fee on the revolver was 0.4% and there was $16.7 million outstanding on the letter of credit sub-facility, leaving approximately $130 million available under our revolver loan.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver. The Company believes it is in compliance with all such covenants as of December 31, 2008 and expects to be in compliance for the next 12 months.

As of December 31, 2008, we had approximately $130 million available on our $150 million revolving credit line. Present drawings under the credit line are letters of credit securing various obligations related to our business. The revolving credit line is provided by a consortium of financial institutions with varying commitment levels as show below (in millions):

Amount
Bank of America (1)	$32.4
RBS Citizens	14.4
TD BankNorth	14.4
Wells Fargo (2)	14.4
SunTrust Bank	14.4
Landesbank Baden-Wuerttemberg	10.5
DnB Nor Bank	10.5
HSBC	10.5
KeyBank	10.5
Carolina First Corp	6.0
UBS	6.0
Lehman Brothers(3)	6.0

Total	$150.0

(1)	Includes $14.4 million that was originally with Merrill Lynch
(2)	Original commitment was from Wachovia Bank
(3)	The bankruptcy of Lehman Brothers resulted in their default under the terms of the revolver and it is doubtful that we would be able to draw on Lehman Brothers’ commitment of $6.0 million.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

(Amounts in millions)	Year ended December 31,
	2008	2007	2006
Net cash (used in) provided by operating activities	$(33.0)	$74.5	$(17.4)

Purchases of fixed assets	(18.6)	(13.7)	(10.2)
Net cash paid for acquisitions	(0.4)	(33.0)	—
Other sources, net	—	0.2	0.1

Net cash used in investing activities	$(19.1)	$(46.5)	$(10.1)

Proceeds and repayments of borrowings, net	(110.3)	14.7	26.9
Net proceeds from IPO	193.0	—	—
Dividends paid to preferred shareholders	(38.5)	—	—
Repurchases of common stock	(5.7)	—	—
Payments made for loan costs	(3.3)	(1.4)	—
Payment of deferred stock issuance costs	—	(1.2)	—
Other uses, net	(0.4)	(0.4)	(0.3)

Net cash provided by financing activities	$34.8	$11.7	$26.6

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as asbestos-related cash flows, pension funding decisions and other items impact reported cash flows.

Net cash (used in) provided by operating activities was $(33.0) million, $74.5 million and $(17.4) million for the years ended December 31, 2008, 2007 and 2006, respectively. The two most significant items causing the variability in these reported amounts were asbestos-related cash flows (including the disposition of claims, defense costs, insurer reimbursements and settlements and legal expenses related to litigation against our insurers) and IPO-related costs in 2008. For the years ended December 31, 2008, 2007 and 2006, net cash paid (received) for asbestos liabilities, net of insurance settlements received, was $21.8 million, $(22.5) million and

$32.7 million, respectively. For the year ended December 31, 2008, cash paid for IPO-related costs were $42.4 million. Additionally, in the year ended December 31, 2008, cash paid for legacy legal settlements were $11.7 million. Excluding the effect of asbestos-related cash flows, IPO-related costs, and legacy legal settlements, net cash provided by operating activities would have been $42.9 million, $52.0 million and $15.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other changes in operating cash flow items are discussed below.

•

Funding requirements of our defined benefit plans, including both pensions and other post-employment benefits, can vary significantly among periods due to changes in the fair value of plan assets and actuarial assumptions. For the years ended December 31, 2008, 2007 and 2006, cash contributions for defined benefit plans were $4.1 million, $6.7 million, and $11.0 million, respectively.

•	Changes in working capital also affected the operating cash flows for the years presented. We define working capital as trade receivables plus inventories less accounts payable.

•

Working capital, excluding the effects of acquisitions and foreign currency translation, increased $30.5 million from December 31, 2007 to December 31, 2008 and $1.0 million from December 31, 2006 to December 31, 2007. These increases were primarily due to increases in inventories and trade receivables due to growth in sales volume.

Investing activities consist primarily of purchases of fixed assets and cash paid for acquisitions.

•

In all years presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of revenues.

•	In January 2007, we acquired LSC for a purchase price of $29.7 million, net of cash acquired.

•

In November 2007, we acquired Fairmount for a purchase price of $3.3 million, net of cash acquired. Purchase price adjustments of $0.4 million in 2008 increased the purchase price to $3.7 million, net of cash acquired.

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

•	We paid approximately $3.3 million in deferred loan costs related to our new credit facility entered into May 13, 2008.

•

In the fourth quarter of 2008, we purchased 795,000 shares of our common stock for approximately $5.7 million. At December 31, 2008, the remaining stock repurchase authorization provided by our Board of Directors is $10.0 million which is the annual limit of common stock repurchases that we can make pursuant to our Credit Agreement.

•

On January 3, 2007, we amended the credit facility to increase borrowings under the Term B loan by $55.0 million. Approximately $28.5 million of the proceeds were subsequently used to fund the acquisition of LSC, $24.5 million of the proceeds were used to pay down our revolver debt, and the remaining proceeds were used for other general corporate purposes.

•	In November 2007, $10.0 million cash received from settlements with our asbestos insurers was used to pay down the revolver. In addition, the Term C was paid down by €7.0 million.

•	During 2007, we paid deferred stock issuance costs of $1.2 million for costs incurred related to our IPO in May 2008.

Contractual Obligations

The following table is a summary of contractual obligations as of December 31, 2008 (in millions):

	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Payments Due by Period
Term Loan A	$96.3	$5.0	$18.8	$72.5	$—

Interest payments on long-term debt (1)	16.6	5.4	8.3	2.9	—
Capital leases	0.9	0.4	0.5	—	—
Operating leases	9.1	3.6	4.1	1.4	—

Total	$122.9	$14.4	$31.7	$76.8	$—

(1)	Variable interest payments are estimated using a static rate of 4.2%.

We have cash funding requirements associated with our pension and other post-retirement benefit plans, which are estimated to be approximately $4.6 million for the year ending December 31, 2009. We have no binding purchase obligations as of December 31, 2008. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, and deferred income taxes, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements other than outstanding letters of credit of $16.7 million at December 31, 2008 and future operating lease payments of $9.1 million.

On November 29, 2007, we acquired Fairmount Automation, Inc. (Fairmount), an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy, for $4.5 million plus contingent payments based on achievement of future revenue and earnings targets over the period ending December 31, 2010. Remaining contingent payments, if any, of up to $1.7 million could result if targets are achieved.

The Company and its subsidiaries have in the past divested certain of its businesses and assets. In connection with these divestitures, certain representations, warranties and indemnities were made to purchasers to cover various risks or unknown liabilities. We cannot estimate the potential liability, if any, that may result from such representations, warranties and indemnities because they relate to unknown and unexpected contingencies; however, the Company does not believe that any such liabilities will have a material adverse effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies

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

We believe the following accounting policies are the most critical in that they are important to the financial statements and they require the most difficult, subjective or complex judgments in the preparation of the financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements.

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

Claims activity related to asbestos is as follows (1):

	Year ended December 31,
	2008	2007	2006
Claims unresolved at the beginning of the period	37,554	50,020	59,217
Claims filed (2)	4,729	6,861	5,992
Claims resolved (3)	(6,926)	(19,327)	(15,189)

Claims unresolved at the end of the period	35,357	37,554	50,020

Average cost of resolved claims (4)	$5,378	$5,232	$6,194

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)

Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

(4)

Average cost of settlement to resolve claims in whole dollars. These amounts exclude claims in Mississippi for which the majority of claims have historically been without merit and have been resolved for no payment. These amounts exclude any potential insurance recoveries.

We have projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is the standard approach used by most experts and has been accepted by numerous courts. We believe that we can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability as our best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, we do not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

Each subsidiary has separate, substantial primary insurance coverage resulting from the independent corporate history of each entity. In our evaluation of the insurance asset, we used differing insurance allocation methodologies for each subsidiary based upon the state law that will or is likely to apply for that subsidiary.

For one of the subsidiaries, although presently no cost sharing or allocation agreement is in place with our excess insurers, we believe that based upon application of an insurance allocation methodology, which is used in certain states, including Florida and Massachusetts, and in accordance with prevailing law, that recovery is probable from such insurers for approximately 67% of the liability and defense costs after the exhaustion of primary and umbrella layers of insurance. In 2006, the primary insurer asserted that certain primary insurance policies contain deductibles and retrospective premium provisions. As a result, we had a reserve of $7.5 million recorded as a reduction of our asbestos insurance asset at December 31, 2007, for the probable and reasonably estimable liability we expected to pay related to these policy provisions. We reimbursed the primary insurer for $7.6 million in deductibles and retrospective premiums in the fourth quarter of 2008 and have no further liability to the insurer under these provisions of the primary policies.

Until recently, this subsidiary has had all of its liability and defense costs covered in full by its primary and umbrella insurance carrier. This carrier has informed the subsidiary that the primary insurance policies are now exhausted. In May 2008, the carrier provided notice that one of fourteen umbrella policies had exhausted and in October 2008, notified the subsidiary that two additional umbrella policies had been exhausted. As a result, the carrier informed the subsidiary that in the future it will pay 78.6% (or 11/14ths) of liability costs but will continue to pay 100% of defense costs, subject to its prior reservation of rights to deny coverage for any claims that are not covered under the terms of the relevant policies. The carrier also informed the subsidiary that it would withhold payment of an additional one-fourteenth share of the subsidiary’s liability costs for each umbrella policy that exhausts in the future. In addition to the primary and umbrella insurance coverage, there is a substantial amount of excess insurance coverage available to it from solvent carriers.

In November of 2008, the subsidiary entered into a settlement agreement with the primary and umbrella carrier governing all aspects of the carrier’s past and future handling of the asbestos related bodily injury claims against the subsidiary. As a result of this agreement, during the third quarter of 2008, we increased our insurance asset by $7.0 million attributable to resolution of a dispute concerning certain pre-1966 insurance policies and recorded a corresponding gain. The additional insurance will be allocated by the carrier to cover any gaps in coverage up to $7.0 million resulting from exhaustion of umbrella policies and/or from the failure of an excess carrier to pay amounts incurred in connection with asbestos claims. The primary and umbrella insurer is once again paying 100% of all liability and defense costs.

In 2003, the other subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it. Although none of these defendants insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments. For this other subsidiary it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. Based upon this ruling and upon a series of other favorable rulings regarding interpretation of certain policy provisions related to deductibles, the number of occurrences and the resulting calculation, we increased our expected recovery percentage to 87.5% from 75% of all liability costs recorded after September 28, 2007 and revalued its insurance asset at that date. Based upon further analysis of the court mandated allocation methodology, the subsidiary increased its expected recovery percent of future liability cost from 87.5% to 88.5% at December 31, 2008.

As of December 31, 2007, based upon (i) application of the New Jersey allocation model, (ii) court records indicating the court was likely to order insurers to reimburse the subsidiary for past costs, and (iii) the receipt of $58.0 million in cash from certain insurers during the fourth quarter of 2007, we recorded a receivable for all past liability and defense cost, for which it believes recovery is probable. The Special Allocation Master appointed by the court in this subsidiary’s insurance coverage dispute has issued several recommendations to the trial court. These recommendations confirm that the subsidiary is entitled to its entire insurance asset and the losses are to be allocated to the various liability insurers in accordance with New Jersey law.

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

The following table sets forth the cash received from insurance carriers for the years ended December 31, 2008, 2007 and 2006. Cash characterized as past cost reduces our outstanding asbestos insurance receivables. Cash characterized as future cost within the 15-year liability range relates to insurance policies that are triggered within our 15-year estimate of asbestos-related liability and were recorded as a reduction of the asbestos insurance asset. Cash characterized as future cost outside the 15-year liability range relates to insurance policies which are not triggered within our 15-year estimate of asbestos-related liability and were recorded as income in asbestos liability and defense (income) costs.

(Amounts in thousands)	Year ended December 31,
	2008	2007	2006
Past cost	$34,301	$50,680	$—
Future cost:
Within 15-year liability range	—	6,341	—
Outside 15-year liability range	900	8,430	—

Total insurance proceeds received	$35,201	$65,451	$—

We have established reserves of $357.3 million and $376.2 million as of December 31, 2008 and December 31, 2007, respectively, for the probable and reasonably estimable asbestos-related liability cost we believe the subsidiaries will pay through the next 15 years. We have also established recoverables of $304.0 million and $305.2 million as of December 31, 2008 and

December 31, 2007, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $53.3 million and $71.0 million as of December 31, 2008 and December 31, 2007, respectively. In addition we have recorded a receivable for liability and defense cost previously paid in the amount of $36.4 million and $44.7 million as of December 31, 2008 and December 31, 2007, respectively, for which insurance recovery is deemed probable. We have recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”. The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” in the accompanying consolidated balance sheets.

The (income) expense related to these liabilities and legal defense was $(4.8) million, net of estimated insurance recoveries, for the year ended December 31, 2008 compared to $(63.9) million and $21.8 million for the years ended December 31, 2007 and December 31, 2006, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers were $17.2 million for the year ended December 31, 2008 compared to $13.6 million and $12.0 million for the years ended December 31, 2007 and December 31, 2006, respectively.

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

Retirement Benefits

Pension obligations and other post-retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post-retirement expense recognized in future periods. These assumptions may also have an effect on the amount and timing of future cash contributions.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our acquisitions.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually on December 31 or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values for each reporting unit are established based upon the average of actual and projected net income before income taxes, interest, depreciation and amortization (EBITDA) for the next two years multiplied by related industry valuation multiples for recent transactions between unrelated parties. The determination of EBITDA is based on our actual results, budgets, and strategic plans. Related industry valuation multiples of EBITDA are obtained by us from investment bankers. This data is gathered from recent change of control transactions involving entities with comparable operations and economic characteristics within our industry. This valuation methodology is consistent with the objective of measuring fair value, and is commonly used by the investment banking community as one estimate of fair value. If valuation based upon EBITDA multiples demonstrates any possibility of impairment, we utilize other valuation techniques, such as discounted cash flows, or multiples of earnings or revenues, to further define estimated fair value. If the carrying amount of a reporting unit exceeds its implied fair value, then the second step of the goodwill impairment test would be performed to measure the amount of impairment loss, if any. The analysis indicated no impairment to be present for the years ended December 31, 2008, 2007 and 2006.

However, actual results could differ from our estimates and projections, which would affect the assessment of impairment. As of December 31, 2008, we have goodwill of $166 million that is subject to at least annual review of impairment.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

During the year ending December 31, 2008, the valuation allowance increased from $24.4 million to $52.2 million. Approximately $24.4 million of this increase was recognized in other comprehensive income and the remaining $3.4 million was recognized in income tax expense. One of the primary factors in the valuation allowance increase was the recording of a significant amount of actuarial losses and prior service cost for U.S. pension and other post-retirement benefit plans to other comprehensive income in the year ended December 31, 2008, among other items, that created additional deferred tax assets in 2008. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the total U.S. deferred tax asset could be realized on a more likely than not basis. If economic conditions adversely affect our ability to generate future U.S. taxable income, additional valuation allowances may be needed.

The determination of our provision for income tax requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite the belief that the tax return positions are fully supportable, we believe that certain positions may be successfully challenged. When facts and circumstances change, the reserves are adjusted through the provision for income taxes. We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Revenue Recognition

We recognize revenues and costs from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectibility is probable. Product delivery occurs when title and risk of loss transfer to the customer. Our shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price for the products purchased. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement.

For long-term contracts, revenue is generally recognized based on the percentage-of-completion method calculated on the units of delivery basis or the cost-to-cost basis. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method when we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known and have historically been insignificant. Percentage of completion revenue was approximately 0.9%, 2.9%, and 3.8% of consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Service revenues are recognized as services are performed.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $2.5 million and $1.8 million as of December 31, 2008 and 2007, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The foregoing criteria are used for all classes of customers including original equipment manufacturers, distributors, government contractors and other end users.

Stock-Based Compensation

Pursuant to our 2008 omnibus incentive plan, our board of directors may make awards in the form of shares of restricted stock, stock options and restricted stock units (“RSUs”) and other stock-based awards. We account for the awards as stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period or vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We have equity incentive plans to encourage employees and non-employee directors to remain with us and to more closely align their interests with those of our shareholders.

For purposes of calculating stock-based compensation, the fair value of restricted stock or restricted stock units granted is equal to the market value of a share of common stock on the date of the grant. For grants that were awarded on May 7, 2008 in conjunction with our initial public offering, we used the initial public offering price as the fair value of the restricted stock and restricted stock units granted. For stock options, we estimate the fair value on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. One key input into the model is the fair value of our common stock on the date of grant, the initial public offering price in the case of stock options issued on May 7, 2008. Other key variables in the Black-Scholes option-pricing model include the expected volatility of our common stock price, the expected term of the award and the risk-free interest rate. In addition, under SFAS No. 123R, we are required to estimate forfeitures of unvested awards when recognizing compensation expense. Significant assumptions used to calculate stock based compensation during the year ended December 31, 2008 were a stock price volatility of 32.35%, an expected option life of 4.5 years, a risk-free interest rate based on the 5-year treasury note yield on the date of grant ranging from 2.5 % to 3.1% and a 0% expected dividend yield.

Stock-based compensation expense recognized for the year ended December 31, 2008 was $11.3 million. No stock-based compensation expense was recognized for the years ended December 31, 2007 and 2006. We cannot predict with certainty the impact of stock-compensation expense to be recognized in accordance with SFAS No. 123R in the future because the actual amount of stock-based compensation expense we record in any fiscal period will be dependent on a number of factors, including the number of shares subject to the stock awards issued, the fair value of our common stock at the time of issuance and the expected volatility of our stock price over time. However, based on awards we currently expect to make in 2009, stock-based compensation for the year ended December 31, 2009 is projected to be approximately $2.8 million.

Recent Pronouncements

See Note 3 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Information concerning market risk for the year ended December 31, 2008 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at December 31, 2008 are variable rate facilities based on LIBOR or EURIBOR. A hypothetical increase in the interest rate of 1.00% on our variable rate debt during 2008 would have increased our interest cost by approximately $0.9 million. In order to mitigate this risk, we periodically enter into interest rate swap or collar agreements.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%. The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $5.0 million at December 31, 2008. The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2008, approximately 69% of our sales were derived from operations outside the U.S., with approximately 66% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, 2008 income before income taxes would have increased by $6.0 million.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2008, we had copper and nickel futures contracts with notional values of $3.6 million that were in an unrealized loss position of $2.1 million. We have not elected hedge accounting for these futures contracts, and therefore changes in their fair value are included in net income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 6 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

/s/ Ernst & Young LLP

Richmond, Virginia
March 2, 2009

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

	Year ended December 31,
	2008	2007	2006
Net sales	$604,854	$506,305	$393,604
Cost of sales	387,667	330,714	256,806

Gross profit	217,187	175,591	136,798
Initial public offering related costs	57,017	—	—
Selling, general and administrative expenses	125,234	98,500	80,103
Research and development expenses	5,856	4,162	3,336
Asbestos liability and defense (income) costs	(4,771)	(63,978)	21,783
Asbestos coverage litigation expenses	17,162	13,632	12,033

Operating income	16,689	123,275	19,543
Interest expense	11,822	19,246	14,186

Income before income taxes and discontinued operations	4,867	104,029	5,357
Provision for income taxes	5,438	39,147	3,866

(Loss) income from continuing operations	(571)	64,882	1,491
Discontinued operations:
Loss on disposal, net of income taxes	—	—	(1,397)

Net (loss) income	(571)	64,882	94

Dividends on preferred stock	(3,492)	(25,816)	—

Net (loss) income available to common shareholders	$(4,063)	$39,066	$94

Earnings (loss) per share—basic and diluted:
Continuing operations	$(0.11)	$1.79	$0.07
Discontinued operations	—	—	(0.06)

Net (loss) earnings per share	$(0.11)	$1.79	$0.01

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except per share amounts

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,762	$48,093
Trade receivables, less allowance for doubtful accounts of $2,486 and $1,812	101,064	84,430
Inventories, net	80,327	68,287
Deferred income taxes, net	6,327	10,140
Asbestos insurance asset	26,473	19,059
Asbestos insurance receivable	36,371	44,664
Prepaid expenses	9,632	7,676
Other current assets	5,901	4,718

Total current assets	294,857	287,067
Deferred income taxes, net	53,428	36,447
Property, plant and equipment, net	92,090	88,391
Goodwill	165,530	168,959
Intangible assets, net	13,516	16,394
Long-term asbestos insurance asset	277,542	286,169
Deferred loan costs, pension and other assets	16,113	13,113

Total assets	$913,076	$896,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$5,420	$2,640
Accounts payable	52,138	48,910
Accrued asbestos liability	28,574	28,901
Accrued payroll	19,162	19,902
Accrued taxes	11,457	9,707
Other accrued liabilities	37,535	38,314

Total current liabilities	154,286	148,374
Long-term debt, less current portion	91,701	203,853
Long-term dividend payable to shareholders	—	35,054
Long-term asbestos liability	328,684	347,332
Pension and accrued post-retirement benefits	130,188	71,365
Deferred income tax liability	7,685	9,908
Other liabilities	33,601	27,603

Total liabilities	746,145	843,489
Shareholders’ equity:
Preferred stock: $0.001 par value; authorized 10,000,000 and 256,785; issued and outstanding none and 174,785	—	1
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 43,211,026 and 21,885,929	43	22
Additional paid-in capital	400,259	201,660
Retained deficit	(113,301)	(109,238)
Accumulated other comprehensive loss	(120,070)	(39,394)

Total shareholders’ equity	166,931	53,051

Total liabilities and shareholders’ equity	$913,076	$896,540

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2008, 2007 and 2006

Dollars in thousands

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2005	$1	$22	$201,660	$(141,655)	$(67,609)	$(7,581)

Comprehensive income:
Net income	—	—	—	94	—	94
Foreign currency translation, net of $23 tax	—	—	—	—	6,545	6,545
Net unrealized investment gains, net of $409 tax expense	—	—	—	—	667	667
Minimum pension liability adjustment, net of $6,381 tax expense	—	—	—	—	9,721	9,721

Total comprehensive income	—	—	—	94	16,933	17,027
Adjustment to initially apply SFAS No. 158, net of $1,988 tax benefit	—	—	—	—	(3,547)	(3,547)

Balance at December 31, 2006	1	22	201,660	(141,561)	(54,223)	5,899

Comprehensive income (loss):
Net income	—	—	—	64,882	—	64,882
Foreign currency translation, net of $265 tax	—	—	—	—	8,952	8,952
Net unrealized investment losses, net of $409 tax benefit	—	—	—	—	(667)	(667)
Unrecognized pension and postretirement benefit plan costs, net of $6,051 tax expense	—	—	—	—	6,544	6,544

Total comprehensive income	—	—	—	64,882	14,829	79,711
Adjustment to initially apply FIN 48	—	—	—	(6,743)	—	(6,743)
Preferred dividends declared	—	—	—	(25,816)	—	(25,816)

Balance at December 31, 2007	1	22	201,660	(109,238)	(39,394)	53,051

Comprehensive income (loss):
Net loss	—	—	—	(571)	—	(571)
Foreign currency translation, net of $-0- tax	—	—	—	—	(11,677)	(11,677)
Unrealized losses on hedging activities, net of $-0- tax	—	—	—	—	(4,034)	(4,034)
Unrecognized pension and other postretirement benefit plan costs, net of $1,576 tax benefit	—	—	—	—	(64,965)	(64,965)

Total comprehensive income (loss)	—	—	—	(571)	(80,676)	(81,247)
Net proceeds from initial public offering and conversion of preferred stock	(1)	22	192,999	—	—	193,020
Stock repurchase	—	(1)	(5,730)	—	—	(5,731)
Stock-based compensation	—	—	11,330	—	—	11,330
Preferred dividends declared	—	—	—	(3,492)	—	(3,492)

Balance at December 31, 2008	$—	$43	$400,259	$(113,301)	$(120,070)	$166,931

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(571)	$64,882	$94
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	14,788	15,239	11,481
Noncash stock-based compensation	11,330	—	—
Write off of deferred loan costs	4,614	—	—
Amortization of deferred loan costs	934	1,644	1,655
Loss on disposal	—	—	1,397
Loss (gain) on sale of fixed assets	60	(35)	(348)
Deferred income taxes	(13,357)	22,186	(6,208)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(20,612)	(3,149)	(10,002)
Inventories	(15,556)	(2,279)	(12,466)
Accounts payable and accrued liabilities, excluding asbestos related accrued expenses	7,020	8,772	14,104
Other current assets	(3,285)	(2,304)	(3,133)
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	(9,457)	(27,807)	1,070
Changes in other operating assets and liabilities	(8,889)	(2,666)	(14,999)

Net cash (used in) provided by operating activities	(32,981)	74,483	(17,355)

Cash flows from investing activities:
Purchases of fixed assets	(18,645)	(13,671)	(10,236)
Acquisitions, net of cash received	(439)	(32,987)	—
Proceeds from sale of fixed assets	23	133	157

Net cash used in investing activities	(19,061)	(46,525)	(10,079)

Cash flows from financing activities:
Borrowings under term credit facility	100,000	55,000	—
Payments under term credit facility	(210,278)	(11,791)	(1,590)
Proceeds from borrowings on revolving credit facilities	28,185	58,000	63,000
Repayments of borrowings on revolving credit facilities	(28,158)	(86,500)	(34,500)
Payments on capital leases	(309)	(449)	(349)
Payments for loan costs	(3,347)	(1,368)	—
Payment of deferred stock issuance costs	—	(1,155)	—
Proceeds from the issuance of common stock, net of offering costs	193,020	—	—
Repurchases of common stock	(5,731)	—	—
Dividends paid to preferred shareholders	(38,546)	—	—

Net cash provided by financing activities	34,836	11,737	26,561

Effect of exchange rates on cash	(2,125)	790	660

(Decrease) increase in cash and cash equivalents	(19,331)	40,485	(213)
Cash and cash equivalents, beginning of year	48,093	7,608	7,821

Cash and cash equivalents, end of year	$28,762	$48,093	$7,608

Cash interest paid	$9,970	$16,978	$12,371

Cash income taxes paid	$18,534	$12,931	$12,195

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Dollars in thousands, unless otherwise noted

1. Organization and Nature of Operations

Colfax Corporation (the “Company”, “Colfax”, “we”, “our” or “us”) is a global supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We have a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. Our products serve a variety of applications in five strategic markets: commercial marine, oil and gas, power generation, global navy and general industrial. We design and engineer our products to high quality and reliability standards for use in critical fluid handling applications where performance is paramount. We also offer customized fluid handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used. Our products are marketed principally under the Allweiler, Fairmount, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren, and Zenith brand names. We believe that our brands are widely known and have a premium position in our industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the fluid handling industry, with Allweiler dating back to 1860.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company owns 28% of the common shares of Allweiler Al-Farid Pumps Company (S.A.E.), an Egyptian Corporation and 44% of the common shares of Sistemas Centrales de Lubricación S.A. de C.V., a Mexican company. These investments are recorded in these financial statements using the equity method of accounting. Accordingly, $5.4 million and $4.1 million are recorded in other assets on the consolidated balance sheets at December 31, 2008 and 2007, respectively. The Company records its share of these investments’ net earnings, based on its economic ownership percentage. Accordingly, $1.5 million, $1.5 million and $0.3 million of earnings from equity investments were included as a reduction of selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company generally recognizes revenues and costs from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectibility is probable. Product delivery occurs when title and risk of loss transfer to the customer. The Company’s shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipments, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the sales price for the products sold. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement.

In some cases, customer contracts may include multiple deliverables for product shipments and installation or maintenance labor. The cost of the products is generally quoted separately from the service costs, and the services that are provided are available from other vendors. Revenues from product shipments on this type of contract are recognized when title and risk of loss transfer to the customer, and the service revenue components are recognized as services are performed.

For long-term contracts, revenue is generally recognized based on the percentage-of-completion method calculated on the units of delivery basis or the cost-to-cost basis. Percentage of completion revenue was approximately 0.9%, 2.9%, and 3.8% of consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. For long-term contracts in which reasonable estimates cannot be made, the Company uses the completed contract method.

Amounts billed for shipping and handling are recorded as revenue. Shipping and handling expenses are recorded as cost of sales. Progress billings are generally shown as a reduction of inventory unless such billings are in excess of accumulated costs, in which case such balances are included in accrued liabilities. The Company accrues for bad debts, as a component of selling, general, and administrative expenses, based upon estimates of amounts deemed uncollectible and a specific review of significant delinquent accounts factoring in current and expected economic conditions. Product return reserves are accrued at the time of sale based on historical rates, and are recorded as a reduction to net sales.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis in the consolidated statements of operations and are recorded as a liability until remitted to the respective taxing authority.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs of $0.9 million, $0.6 million, and $1.0 million for years ending December 31, 2008, 2007 and 2006, respectively, are expensed as incurred and have been included in selling, general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Trade Receivables

Receivables are presented net of allowances for doubtful accounts. The Company records the allowance for doubtful accounts based on its best estimate of probable losses incurred in the collection of accounts receivable. Estimated losses are based on historical collection experience, and are reviewed periodically by management.

Inventories

Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost or market. Cost is primarily determined using the first-in, first-out method. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost, which includes the fair values of such assets acquired. Depreciation of property, plant and equipment is provided for on a straight-line basis over estimated useful lives ranging from three to 40 years. Assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the lease terms. The estimated useful lives or lease terms of assets range from three to 40 years. Repairs and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with acquisitions by the Company.

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually on December 31, or more frequently if events or changes in circumstances, such as decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values for each reporting unit are established based upon the average of actual and projected earnings before interest, taxes, depreciation and amortization (EBITDA) for the next two years multiplied by related industry valuation multiples for recent transactions between unrelated parties. The determination of projected EBITDA is based on the Company’s actual results, budgets and strategic plans. Related industry valuation multiples of EBITDA are obtained by the Company from industry analysts. If valuations based upon EBITDA multiples demonstrates any possibility of impairment the Company utilizes other valuation techniques, such as discounted cash flows, or multiples of earnings or revenues to further define estimated fair value. If the carrying amount of a reporting unit exceeds its implied fair value, then the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This analysis indicated no impairment to be present for the years ended December 31, 2008, 2007 or 2006.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangibles primarily represent acquired customer relationships, acquired order backlog, acquired technology, software license agreements and patents. Acquired order backlog is amortized in the same period the corresponding revenue is recognized. A portion of the Company’s acquired customer relationships is being amortized over seven years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangibles are being amortized on a straight-line basis over their estimated useful lives, generally ranging from three to 15 years.

The Company assesses its long-lived assets other than goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. No such impairments were recorded in 2008, 2007 or 2006.

Derivatives

The Company periodically enters into foreign currency, interest rate swap, and commodity derivative contracts. The Company uses interest rate swaps to manage exposure to interest rate fluctuations. Foreign currency contracts are used to manage exchange rate fluctuations and generally hedge transactions between the Euro and the U.S. dollar. Commodity futures contracts are used to manage costs of raw materials used in the Company’s production processes.

The Company enters into such contracts with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. The Company does not enter into contracts for trading purposes.

We designate a portion of our derivative instruments as cash flow hedges for accounting purposes. For all derivatives designated as hedges, we formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. We assess whether the hedging relationship between the derivative and the hedged item is highly effective at offsetting changes in the cash flows both at inception of the hedging relationship and on an ongoing basis. Any change in the fair value of the derivative that is not effective at offsetting changes in the cash flows or fair values of the hedged item is recognized currently in earnings.

Interest rate swaps and other derivative contracts are recognized on the balance sheet as assets and liabilities, measured at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157) fair value hierarchy. For transactions in which we are hedging the variability of cash flows, changes in the fair value of the derivative are reported in accumulated other comprehensive income, to the extent they are effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. Changes in the fair value of derivatives not designated as hedges are recognized currently in earnings.

Self-Insurance

We are self-insured for a portion of our product liability, workers’ compensation, general liability, medical coverage and certain other liability exposures. The Company accrues loss reserves up to the retention amounts when such amounts are reasonably estimable and probable. The accompanying consolidated balance sheets include estimated amounts for claims exposure based on experience factors and management estimates for known and anticipated claims as follows:

	December 31,
	2008	2007
Medical insurance	$563	$569
Workers’ compensation	173	217
Product liability (excluding asbestos)	—	—

Total self-insurance reserves	$736	$786

Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Warranty activity for the years ended December 31, 2008 and 2007 consisted of the following:

	2008	2007
Warranty liability at beginning of the year	$2,971	$2,988
Accrued warranty expense, net of adjustments	1,176	(42)
Cost of warranty service work performed	(870)	(348)
Assumed in acquisitions	—	143
Foreign exchange translation effect	(169)	230

Warranty liability at end of the year	$3,108	$2,971

Income Taxes

Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in income in the period that includes the enactment date.

Valuation allowances are recorded if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense or other comprehensive income in the period such determination is made.

Foreign Currency Exchange Gains and Losses

The Company’s financial statements are presented in U.S. dollars. The functional currencies of the Company’s operating subsidiaries are the local currencies of the countries in which each subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The amounts recorded in each year are net of income taxes to the extent the underlying equity balances in the entities are not deemed to be permanently reinvested.

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the consolidated balance sheets are recognized in the consolidated statements of operations for that period. The foreign currency transaction gain (loss) in income was $(0.3) million, $(1.0) million, and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Debt Issuance Costs

Costs directly related to the placement of debt are capitalized and amortized using the straight-line method, which approximates the effective interest method over the term of the related obligation. Amounts written off due to early extinguishment of debt are charged to earnings. Cost and accumulated amortization related to debt issuance costs amounted to approximately $3.3 million and $0.4 million, respectively, as of December 31, 2008 and $12.5 million and $7.4 million, respectively, as of December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations.

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances. The Company’s adoption of the provisions of SFAS No. 157 effective January 1, 2008 did not have a material impact on its financial position or results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS No. 157 by one year (to January 1, 2009) for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. For the Company, this delayed the effective date of SFAS No. 157 primarily for goodwill, intangibles and property, plant and equipment. The Company does not anticipate a material impact from applying the provisions of SFAS No. 157 to its nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS 141R requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair value. SFAS No. 141R requires that all transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. In addition, SFAS No. 141R generally requires restructuring costs to be recognized separately from the business combination accounting as post-combination expenses of the combined entity rather than included in the purchase price allocation. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are required to be adopted prospectively for fiscal years beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 establishes, among other things, enhanced disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will have no impact on the Company’s consolidated financial position or results of operations.

4. Discontinued Operations—Sale of Power Transmission Business Unit

On November 30, 2004, the Company sold substantially all assets and operating liabilities related to its Power Transmission business for $175.8 million after final purchase price adjustments. In January 2007, the Company received $2.5 million of funds held in escrow, plus accrued interest of $0.2 million.

The Company retained the retirement cost liability for retirees and terminated vested employees under U.S. defined benefit plans and other post-employment benefit plans including health and life insurance. In March 2006, the Company was able to settle a portion of its liability under the terms of the other post-employment benefits plan. As a result, a gain of $9.1 million was recorded in 2006 in selling, general and administrative expense. In addition, in 2006, a loss of $1.4 million was recorded as an adjustment to the net gain recognized on the sale in 2004, as a result of settlement of claims made by the purchaser against amounts that were held in escrow.

5. Acquisitions

The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition. Goodwill resulted from the acquisitions as these transactions were all entered into to advance the Company’s fluid handling business.

On January 31, 2007, the Company purchased all of the outstanding stock of Lubrication Systems Company of Texas (LSC), a manufacturer of fluid handling systems, including oil mist lubrication systems and lube oil purification systems, for $29.8 million. As a result of the acquisition of LSC, intangible assets of $22.6 million were recorded. The purchase of LSC complements the Company’s existing line of fluid handling products.

On November 29, 2007, the Company acquired Fairmount Automation, Inc. (Fairmount), an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy, for $4.5 million plus contingent payments based on achievement of future revenue and earnings targets over the period ending December 31, 2010. In the fourth quarter of 2008, the first target was achieved, resulting in a payment of $0.4 million, which was recorded as goodwill.

Remaining contingent payments, if any, of up to $1.7 million will also be recorded as additional goodwill. In addition to strengthening its existing position with the U.S. Navy, the Company intends to leverage Fairmount’s experienced engineering talent and technology expertise to develop a portfolio of fluid handling solutions with diagnostic and prognostic capabilities for use in industrial applications.

Purchase price allocations are based on fair value of the acquired assets and liabilities. This information is obtained mainly through due diligence and other information from the sellers, as well as tangible and intangible asset appraisals. The allocations are as follows:

	Fairmount	LSC
Cash	$1,155	$74
Accounts receivable	243	5,809
Inventories	469	4,248
Prepaid expenses and other current assets	77	301
Property, plant and equipment	109	428
Goodwill	2,610	15,065
Trade name	90	870
Developed technology	860	2,770
Backlog of open orders	—	552
Customer relationships	990	3,330
Other long-term assets	—	1,381

Total assets acquired	$6,603	$34,828

Accounts payable and accrued liabilities assumed	$1,698	$5,078

Developed technology is being amortized over a term of 6 to 15 years. Backlog of open orders is amortized over a term of approximately one year. Customer relationships are being amortized over periods of 7 to 10 years. The weighted average amortization period for intangibles subject to amortization is approximately six years.

Goodwill deductible for income tax purposes due to the Fairmount and LSC acquisitions is $2.4 million and $14.4 million, respectively.

The unaudited pro forma information below gives effect to these acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the acquisitions been consummated as of that time

	Pro Forma Year ended December 31,
	2007	2006
Net sales	$510,021	$419,592
Net income (loss)	64,757	(829)

Earnings (loss) per common share - basic and diluted	$1.78	$(0.04)

6. Income Taxes

Income taxes are provided for the Company’s domestic corporations and foreign entities. Income from continuing operations before income taxes and the components of the provision for income taxes were as follows:

	Year ended December 31,
	2008	2007	2006
(Loss) income from continuing operations before income tax expense:
Domestic	$(55,432)	$59,919	$(23,271)
Foreign	60,299	44,110	28,628

	$4,867	$104,029	$5,357

Provision for income taxes:
Current income tax (benefit) expense:
Federal	$(1,145)	$444	$(397)
State	239	199	91
Foreign	19,701	16,318	10,380

	18,795	16,961	10,074
Deferred income tax (benefit) expense:
Domestic	(12,634)	24,257	(5,488)
Foreign	(723)	(2,071)	(720)

	(13,357)	22,186	(6,208)

	$5,438	$39,147	$3,866

U.S. income taxes for continuing operations at the statutory rate reconciled to the overall U.S. and foreign provision for income taxes were as follows:

	Year ended December 31,
	2008	2007	2006
Tax at U.S. federal income tax rate	$1,704	$36,411	$1,875
State taxes	(1,535)	2,098	(592)
Effect of international tax rates and refunds	(3,342)	(2,230)	309
Payment of non-deductible underwriting fee	4,483	—	—
Changes in valuation and tax reserves	3,306	853	128
Inclusion of foreign earnings	—	1,565	2,025
Other	822	450	121

Provision for income taxes	$5,438	$39,147	$3,866

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2008		2007
	Current	Long-Term	Current	Long-Term
Deferred tax assets:
Post-retirement benefit obligations	$—	$56,136	$305	$30,962
Expenses not currently deductible	8,138	30,863	12,032	35,230
Net operating loss carryover	—	42,770	—	14,958
Tax credit carryover	—	7,518	—	7,807
Other	—	1,094	—	992

Total deferred tax assets	8,138	138,381	12,337	89,949
Valuation allowance for deferred tax assets	(1,811)	(50,406)	(2,197)	(22,189)

Net deferred tax assets	6,327	87,975	10,140	67,760

Net tax liabilities
Tax over book depreciation	—	9,038	—	9,447
Other	—	33,194	—	31,774

Total deferred tax liabilities	—	42,232	—	41,221

Net deferred tax assets	$6,327	$45,743	$10,140	$26,539

For purposes of the balance sheet presentation, the Company nets non-current tax assets and liabilities within each taxing jurisdiction. The above table is presented prior to the netting of the non-current deferred tax items. Valuation allowances are established in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not the benefits will be realized. During the year ending December 31, 2008, the valuation allowance increased from $24.4 million to $52.2 million. Approximately $24.4 million of this increase was recognized in other comprehensive income and the remaining $3.4 million was recognized in income tax expense. The valuation allowance increase was generally impacted by the recording of a significant amount of actuarial losses and prior service cost for U.S. pension and other postretirement benefit plans to other comprehensive income in the year ended December 31, 2008, among other items, that created additional deferred tax assets in 2008. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of approximately $110.5 million expiring in years 2021 through 2028, and minimum tax credits of approximately $3.9 million that may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits that have substantially been offset by a valuation allowance. We experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the IPO. The Company’s ability to use these various carryforwards existing at the time of the ownership change to offset any taxable income generated in taxable periods after the ownership change may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2008 and 2007, the Company intends that all undistributed earnings of its controlled international subsidiaries will be reinvested and no tax expense has been recognized under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (APB No. 23), for these reinvested earnings. The amount of unremitted earnings from these international subsidiaries, subject to local statutory restrictions, as of December 31, 2008 is approximately $107.0 million. It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested. For the year ended December 31, 2006, the Company recognized deferred tax expense pursuant to APB No. 23 on earnings from its Swedish subsidiary that were eligible under local law to be repatriated. All other earnings of the Company’s international subsidiaries were considered to be permanently reinvested for 2006.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (Interpretation No. 48), which created a single model to address accounting for uncertainty in tax positions. The Interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, and requires a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on classification, interest and penalties, accounting in interim periods and transition, and significantly expanded income tax disclosure requirements. As a result of the implementation of Interpretation No. 48, the Company increased its net liability for unrecognized tax benefits by $6.7 million with a corresponding charge to beginning retained earnings as of January 1, 2007.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$9,116
Additions for tax positions in prior periods	949
Additions for tax positions in current period	413
Reductions for lapse of statute of limitations	(179)

Balance at December 31, 2007	10,299

Additions for tax positions in prior periods	886
Additions for tax positions in current period	886
Foreign exchange impact / other	(312)
Reductions for lapse of statute of limitations	(1,658)

Balance at December 31, 2008	$10,101

As of December 31, 2008, our unrecognized tax benefits, inclusive of interest of $1.0 million, totaled $11.1 million offset by tax benefits of approximately $1.4 million. The net liability for uncertain tax positions is $9.7 million and if recognized, would favorably impact the effective tax rate.

The Company records interest and penalties on uncertain tax positions for post-adoption periods as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption was $0.5 million which was recorded as a reduction to retained earnings. The interest and penalty expense recorded in income tax expense attributed to uncertain tax positions for the years ending December 31, 2008 and 2007 was $0.2 million and $0.3 million, respectively.

The Company is subject to income tax in the U.S., state, and international locations. The Company’s significant operations outside the U.S. are located in Germany and Sweden. In Sweden and Germany, tax years from 2003 to 2008 and from 2001 to 2008, respectively, remain subject to examination. In the U.S., tax years from 2005 and beyond generally remain open for examination by U.S. and state tax authorities as well as tax years ending in 1997, 1998, 2000 and 2003 that have U.S. tax attributes available to be carried forward to open or future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months ranging from zero to $1.4 million.

7. Earnings (Loss) Per Share

The following table presents the computation of basic and diluted (loss) earnings per share:

	Year ended December 31,
	2008	2007	2006
Numerator:
(Loss) income from continuing operations	$(571)	$64,882	$1,491
Dividends on preferred stock	(3,492)	(25,816)	—

(Loss) income from continuing operations available to common shareholders	$(4,063)	$39,066	$1,491

Denominator:
Weighted-average shares of common stock outstanding-basic and diluted	36,240,157	21,885,929	21,885,929

(Loss) earnings from continuing operations per share-basic and diluted	$(0.11)	$1.79	$0.07

In the year ended December 31, 2008, 3.6 million potentially dilutive stock awards, stock options and common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

8. Inventories

Inventories consisted of the following:

	December 31,
	2008	2007
Raw materials	$34,074	$29,122
Work in process	33,691	31,614
Finished goods	21,600	16,859

	89,365	77,595
Less-Customer progress billings	(2,115)	(1,719)
Less-Allowance for excess, slow-moving and obsolete inventory	(6,923)	(7,589)

	$80,327	$68,287

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Depreciable Lives in Years	December 31,
		2008	2007
Land	-	$16,593	$16,921
Buildings and improvements	3 - 40	34,784	36,248
Machinery and equipment	3 - 15	114,857	103,950
Software	3 - 5	14,487	13,465

		180,721	170,584
Less-Accumulated depreciation		(88,631)	(82,193)

		$92,090	$88,391

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2008, 2007 and 2006, was approximately $12.1 million, $11.8 million and $9.8 million, respectively. These amounts include depreciation expense related to software for the years ended December 31, 2008, 2007 and 2006 of $2.0 million, $2.6 million and $1.8 million, respectively.

10. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007 are as follows:

Goodwill
Balance December 31, 2006	$144,467
Attributable to 2007 acquisitions	17,073
Impact of changes in foreign exchange rates	7,419

Balance December 31, 2007	168,959

Contingent purchase price payment for Fairmount acquisition	439
Adjustments due to finalization of purchase price allocations	165
Impact of changes in foreign exchange rates	(4,033)

Balance December 31, 2008	$165,530

Other intangible assets consisted of the following:

	December 31,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired customer relationships	$14,450	$(7,022)	$14,584	$(5,084)
Trade names - indefinite life	2,040	—	2,136	—
Acquired developed technology	5,808	(1,760)	5,620	(885)
Other intangibles	464	(464)	463	(440)

	$22,762	$(9,246)	$22,803	$(6,409)

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $2.7 million, $3.4 million and, $1.7 million, respectively. Amortization expense for the next five fiscal years is expected to be: 2009—$2.5 million, 2010—$2.4 million, 2011—$2.3 million, 2012—$2.4 million, and 2013—$1.1 million.

11. Retirement and Benefit Plans

The Company sponsors various defined benefit plans, defined contribution plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. We use December 31 as the measurement date for all of our employee benefit plans.

The following table summarizes the changes in our pension and other post-retirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-retirement Benefits
Year ended December 31,	2008	2007	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$320,769	$324,471	$7,304	$8,276
Service cost	1,160	1,170	—	—
Interest cost	18,507	17,974	501	445
Plan amendments	—	—	2,359	—
Actuarial loss (gain)	3,721	(9,216)	901	—
Settlement/curtailment	—	—	—	167
Foreign exchange effect	(7,844)	7,797	—	—
Benefits paid	(22,974)	(21,427)	(695)	(1,584)

Projected benefit obligation at end of year	$313,339	$320,769	$10,370	$7,304

Accumulated benefit obligation at end of year	$308,181	$317,712	$—	$—

Change in plan assets:
Fair value of plan assets at beginning of year	$257,036	$249,525	$—	$—
Actual return on plan assets	(42,694)	19,415	—	—
Employer contribution	3,386	5,135	695	1,584
Foreign exchange effect	(4,204)	2,361	—	—
Benefits paid	(20,665)	(19,400)	(695)	(1,584)

Fair value of plan assets at end of year	$192,859	$257,036	$—	$—

Funded status at end of year	$(120,480)	$(63,733)	$(10,370)	$(7,304)

Amounts recognized in the balance sheet at December 31:
Non-current assets	$1,928	$2,793	$—	$—
Current liabilities	(1,153)	(1,625)	(1,437)	(840)
Non-current liabilities	(121,255)	(64,901)	(8,933)	(6,464)

Total	$(120,480)	$(63,733)	$(10,370)	$(7,304)

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $296.6 million and $179.1 million, respectively, as of December 31, 2008 and $302.1 million and $238.4 million, respectively, as of December 31, 2007.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $301.2 million and $179.1 million, respectively, as of December 31, 2008 and $305.0 million and $238.4 million, respectively, as of December 31, 2007.

The following table summarizes the changes in our foreign pension plans’ obligations and plan assets, included in the previous disclosure, and includes a statement of the foreign plans’ funded status:

	Foreign Pension Benefits
Year ended December 31,	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$83,649	$79,867
Service cost	1,160	1,170
Interest cost	4,364	3,738
Actuarial loss (gain)	5,786	(4,360)
Foreign exchange effect	(7,844)	7,796
Benefits paid	(4,862)	(4,562)

Projected benefit obligation at end of year	$82,253	$83,649

Accumulated benefit obligation at end of year	$77,097	$80,592

Change in plan assets
Fair value of plan assets at beginning of year	$28,918	$27,000
Actual return on plan assets	69	1,257
Employer contribution	988	835
Foreign exchange effect	(4,204)	2,361
Benefits paid	(2,552)	(2,535)

Fair value of plan assets at end of year	$23,219	$28,918

Funded status at end of year	$(59,034)	$(54,731)

The following benefit payments are expected to be paid during the years ending December 31:

	Pension Benefits		Other Post-retirement
	All Plans	Foreign Plans	Benefits
2009	$21,807	$4,477	$1,438
2010	21,848	4,599	865
2011	22,024	4,747	852
2012	22,178	4,877	850
2013	22,265	4,999	832
Years 2014-2018	112,821	26,702	3,729

The following is the actual allocation percentage and target allocation percentage for the pension plan assets at December 31:

	2008 Actual Allocation	2007 Actual Allocation	Target Allocation
United States Plans:
Equity securities:
U.S.	37%	53%	38%
International	12	14	12
Fixed income securities	36	3	35
Other	15	30	15

Foreign Plans:
Large cap equity securities	19	24	0%-20%
Fixed income	80	74	80%-100%
Cash and cash equivalents	1	2	0%-5%

The components of net periodic cost and other comprehensive loss (income) were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$1,160	$1,170	$1,009	$—	$—	$—
Interest cost	18,507	17,974	17,130	501	445	540
Amortization	2,584	3,660	5,337	227	133	117
Expected return on plan assets	(20,509)	(19,667)	(19,015)	—	—	—
Settlement/curtailment	—	—	—	—	—	(9,102)

Net periodic benefit cost	$1,742	$3,137	$4,461	$728	$578	$(8,445)

Change in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year net actuarial loss (gain)	66,092	(8,969)	—	901	167	—
Prior service cost	—	—	—	2,359	—	—
Less amounts included in net periodic cost:
Amortization of net loss	(2,584)	(3,660)	—	(165)	(133)	—
Amortization of prior service cost	—	—	—	(62)	—	—

Total recognized in other comprehensive loss (income)	$63,508	$(12,629)	$—	$3,033	$34	$—

In March 2006, the Company was able to settle a portion of its other post-employment benefits liability that it had retained as part of the sale of the Power Transmission business. As a result, a gain of $9.1 million was recorded in 2006 in selling, general and administrative expense.

The components of net periodic cost and other comprehensive loss (income) for our foreign pension plans, included within the previous disclosure, were as follows:

	Foreign Pension Benefits
	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$1,160	$1,170	$1,009
Interest cost	4,364	3,738	3,312
Recognized net actuarial loss	348	718	725
Expected return on plan assets	(1,456)	(1,538)	(1,389)

Net periodic benefit cost	$4,416	$4,088	$3,657

Change in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year net actuarial loss (gain)	6,339	(4,202)	—
Less amounts included in net periodic cost:
Amortization of net loss	(348)	(718)	—

Total recognized in other comprehensive loss (income)	$5,991	$(4,920)	$—

The components of accumulated other comprehensive income that have not been recognized as components of net periodic cost are as follows:

	Pension Benefits		Other Post-retirement Benefits
At December 31,	2008	2007	2008	2007
Net actuarial loss	$146,499	$82,991	$2,669	$1,933
Prior service cost	—	—	2,297	—

Total	$146,499	$82,991	$4,966	$1,933

The components of accumulated other comprehensive income that are expected to be recognized in net periodic cost during the year ended December 31, 2009 are as follows:

	Pension Benefits	Other Post-retirement Benefits
Net actuarial loss	$5,929	$248
Prior service cost	—	168

Total	$5,929	$416

The key economic assumptions used in the measurement of the Company’s benefit obligations at December 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2008	2007	2008	2007
Weighted-average discount rate:
For all plans	6.1%	6.0%	6.0%	6.3%
For all foreign plans	5.8%	4.7%	—	—

Weighted-average rate of increase in compensation levels for active foreign plans	2.1%	2.2%	—	—

The key economic assumptions used in the computation of net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average discount rate:
For all plans	6.0%	5.9%	5.3%	6.3%	6.0%	6.0%
For all foreign plans	4.7%	5.4%	4.4%	—	—	—

Weighted-average expected return on plan assets:
For all plans	8.3%	8.4%	8.4%	—	—	—
For all foreign plans	5.1%	5.5%	5.6%	—	—	—

Weighted-average rate of increase in compensation levels for active foreign plans	2.2%	2.6%	2.0%	—	—	—

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of approximately 7.0% was assumed. The rate was assumed to decrease gradually to 5.0% by 2013 and remain at that level thereafter for benefits covered under the plans.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumptions for plan assets by considering historical rates of return over a period of time that are consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its December 31 measurement data were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over consecutive ten year time periods. Capital market assumptions are re-evaluated annually to reflect the expected return over most 10 year economic cycles resulting in an expected rate of return for U.S. plans of 8.75% for 2008, 2007 and 2006. Expected contributions to the pension plans for 2009 are $3.2 million and relate primarily to the domestic plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total service and interest cost components for 2008	$45	$(36)
Effect on post-retirement benefit obligation at December 31, 2008	824	(679)

The Company maintains defined contribution plans covering substantially all of their non-union domestic employees, as well as certain union domestic employees. Under the terms of the plans, eligible employees may generally contribute from 1% to 50% of their compensation on a pre-tax basis. The Company’s contributions are based on 50% of the first 6% of each participant’s pre-tax contribution. Additionally, the Company makes a unilateral contribution of 3% of all employees’ salary (including non-contributing participants) to the defined contribution plans. The Company’s expense for 2008, 2007 and 2006 was $2.2 million, $2.0 million and $1.6 million, respectively, related to these plans.

12. Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
Term A notes (senior bank debt)	$96,250	$—
Term B notes (senior institutional notes)	—	176,678
Term C notes (senior euro-denominated institutional notes)	—	28,606
Capital leases and other	871	1,209

Total debt	97,121	206,493

Less-current portion Term A	(5,000)	—
Less-current portion Term B	—	(1,785)
Less-current portion Term C	—	(397)
Less-current portion capital leases and other	(420)	(458)

	$91,701	$203,853

On May 13, 2008, coinciding with the closing of the IPO, the Company terminated its existing credit facility. There were no material early termination penalties incurred as a result of the termination. Deferred loan costs of $4.6 million were written off in connection with this termination. On the same day, the Company entered into a new credit agreement (the Credit Agreement). The Credit Agreement, led by Banc of America Securities LLC and administered by the Bank of America, is a senior secured structure with a $150.0 million revolver and a Term A Note of $100.0 million.

The Term A Note bears interest at LIBOR plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at quarter end. At December 31, 2008, the interest rate was 2.71% inclusive of 2.25% margin. The Term A Note, as entered into on May 13, 2008, has $1.25 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2008 and ending March 31, 2010, $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a €100.0 million sub-facility. The annual commitment fee on the revolver ranges from 0.4% to 0.5% determined by the total leverage ratio calculated at quarter end. At December 31, 2008, the commitment fee was 0.4% and there was $16.7 million outstanding on the letter of credit sub-facility, leaving approximately $130 million available under the revolver loan.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2008.

The Company’s prior credit agreement, as amended, was a senior secured structure with a $50.0 million revolver, a Term B Note of $176.7 million and a Term C note of €19.5 million. On December 31, 2007, there was $205.3 million outstanding on the Term B and Term C loan facilities, no outstanding balance on the revolving lines of credit, and $18.7 million on the letter of credit sub-facility. The weighted-average interest rate at December 31, 2007 was 7.4%.

The future aggregate annual maturities of long-term debt and annual principal payments for capital leases at December 31, 2008 are:

	Debt	Capital Leases	Total Debt
2009	$5,000	$420	$5,420
2010	8,750	440	9,190
2011	10,000	6	10,006
2012	10,000	4	10,004
2013	62,500	1	62,501

Total	$96,250	$871	$97,121

13. Shareholders’ Equity

Preferred Stock

The holders of the preferred stock were entitled to receive dividends in preference to any dividend on the common stock at the rate of LIBOR plus 2.50% per annum, when and if declared by the Company’s board of directors. Dividends of $3.5 million, $12.2 million, $13.7 million and $9.2 million were declared on May 12, 2008, December 31, 2007, May 15, 2007 and December 31, 2005, respectively. These amounts were paid immediately prior to the consummation of the Company’s IPO on May 13, 2008. The holders of the preferred stock did not have voting rights except in certain corporate matters involving the priority and payment rights of such shares.

On May 13, 2008, pursuant to the amended articles of incorporation, the preferred stock was automatically converted into shares of common stock upon the closing of the IPO, determined by dividing the original issue price of the preferred shares by the issue price of the common shares at the offering date.

Stock Split

On April 21, 2008, the Company’s board of directors approved a restatement of capital accounts of the Company through an amendment of the Company’s certificate of incorporation to provide for a stock split to convert each share of common stock issued and outstanding into 13,436.22841 shares of common stock. The consolidated financial statements give retroactive effect as though the stock split occurred for all periods presented.

Issuance of Common Stock

On May 13, 2008, the Company completed its IPO of 21,562,500 shares of common stock at a per share price of $18.00. Of the 21,562,500 shares sold in the offering, 11,852,232 shares were sold by the Company and 9,710,268 shares were sold by certain selling stockholders. The Company received net proceeds of approximately $193.0 million, net of the underwriter’s discount of $14.4 million and offering-related costs of $5.9 million.

Results for the year ended December 31, 2008, include $57.0 million of nonrecurring costs associated with the IPO, including $10.0 million of share-based compensation and $27.8 million of special cash bonuses paid under previously adopted executive compensation plans, as well as $2.8 million of employer payroll taxes and other related costs. It also included $11.8 million to reimburse the selling stockholders for the underwriting discount on the shares sold by them and the write off of $4.6 million of deferred loan costs associated with the early termination of a credit facility.

Repurchases of Common Stock

On November 5, 2008, the Company’s board of directors authorized the repurchase of up to $20 million (up to $10 million per year in 2008 and 2009) of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program is also being conducted pursuant to SEC Rule 10b5-1. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Company expects to fund any further repurchases using the Company’s available cash balances.

In the fourth quarter of 2008, the Company purchased 795,000 shares of its common stock for approximately $5.7 million. At December 31, 2008, the remaining stock repurchase authorization provided by the Company’s board of directors is $10 million, which is the annual limit of common stock repurchases that we can make pursuant to the Company’s Credit Agreement.

Dividend Restrictions

The Company’s Credit Agreement limits the amount of cash dividends and common stock repurchases the Company may make to a total of $10 million annually.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2008	2007
Foreign currency translation adjustment	$7,771	$19,448
Net unrecognized pension and other post-retirement benefit costs	(123,807)	(58,842)
Unrealized losses on hedging activities	(4,034)	—

Total accumulated other comprehensive loss	$(120,070)	$(39,394)

Share-Based Payments

2001 Plan and 2006 Plan

In 2001 and 2006, the board of directors implemented long-term cash incentive plans as a means to motivate senior management or those most responsible for the overall growth and direction of the Company. Certain executive officers participated in the Colfax Corporation 2001 Employee Appreciation Rights Plan (the 2001 Plan) or the 2006 Executive Stock Rights Plan (the 2006 Plan).

Generally, each of these plans provided the applicable officers with the opportunity to receive a certain percentage, in cash (or, with respect to the 2001 Plan only, in equity, at the determination of the Board of Directors), of the increase in value of the Company from the date of grant of the award until the date of the liquidity event.

The 2001 Plan rights fully vested on the third anniversary of the grant date. The 2006 Plan rights vested if a liquidity event occurred prior to the expiration of the term of the plan. Amounts were only payable upon the occurrence of a liquidity event. The Board determined that the IPO qualified as a liquidity event for both plans. In conjunction with the IPO, the participants received a total of 557,597 shares of common stock and approximately $27.8 million in cash payments under the 2001 Plan and 2006 Plan and thereafter both plans terminated. The Company recognized $10.0 million of stock-based compensation expense associated with the 557,597 shares of common stock awarded and a related tax benefit of approximately $3.8 million.

2008 Omnibus Incentive Plan

The Company adopted the Colfax Corporation 2008 Omnibus Incentive Plan (the 2008 Plan) on April 21, 2008. The 2008 Plan provides the compensation committee of the board of directors’ discretion in creating employee equity incentives. Awards under the 2008 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, and other stock-based awards. To date, 98% of the grants made pursuant to this plan were made on the IPO date, May 7, 2008.

At December 31, 2008, the Company had issued stock-based awards that are described below. The Company accounts for the fair value of grants under the 2008 Plan in accordance with SFAS No. 123R, Share-Based Payment. Accordingly, $1.3 million of compensation cost and a deferred tax benefit of approximately $0.4 million was recognized for the year ended December 31, 2008.

Stock Options

Under the 2008 Plan, the Company may grant options to purchase common stock, with a maximum term of 10 years at a purchase price equal to the market value of the common stock on the date of grant. Or, in the case of an incentive stock option granted to a 10% stockholder, the Company may grant options to purchase common stock with a maximum term of 5 years, at a purchase price equal to 110% of the market value of the common stock on the date of grant. One-third of the options granted on the IPO date vest on each anniversary of the grant date and the options expire in seven years.

Stock-based compensation expense for stock option awards was based on the grant-date fair value using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the award. Stock-based compensation expense for the stock option awards was approximately $0.6 million, for the period from the grant date to December 31, 2008.

The following table shows the weighted-average assumptions we used to calculate fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted.

Year ended December 31, 2008
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at time of grant)	3.08%
Volatility	32.35%
Dividend yield	—
Weighted-average fair value of options granted	$5.75

Expected volatility is estimated based on the historical volatility of comparable public companies. The Company uses historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company does not have any option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity for the year ended December 31, 2008 is as follows:

	Shares under option	Weighted- average exercise price	Remaining contractual term	Aggregate intrinsic value
			(Years)
Options outstanding at January 1, 2008	—	$—
Granted	531,999	17.94
Exercised	—	—
Forfeited	(17,008)	18.00

Options outstanding at December 31, 2008	514,991	$17.93	6.36	$(3,885,304)

Since none of the outstanding stock options have vested, none of them are exercisable at December 31, 2008. A summary of the status of nonvested shares as of and changes during the year ended December 31, 2008 is presented below:

Nonvested shares	Shares	Weighted- average grant date fair value per share
Nonvested at January 1, 2008	—	$—
Granted	531,999	5.75
Vested	—	—
Forfeited	(17,008)	5.77

Nonvested at December 31, 2008	514,991	5.75

As of December 31, 2008, a total of approximately $2.2 million in unrecognized compensation cost related to stock options, net of estimated forfeitures, is expected to be recognized over a 2.36 year weighted-average period.

Performance-Based Awards

Under the 2008 Plan, the compensation committee may award performance-based restricted stock and restricted stock units whose vesting is contingent upon meeting various performance goals. The fair value of each grant of performance-based restricted stock or restricted stock units is equal to the market value of a share of common stock on the date of grant and the compensation expense is recognized when it is expected that the performance goals will be achieved.

During 2008, the Company granted 125,041 performance-based restricted stock units to selected executives and other key employees, 96% of which were awarded on the IPO date. The vesting of the stock units is determined based on whether the Company achieves the performance criterion during a three-year performance period beginning on the date of grant. The performance criteria will be achieved if during four consecutive calendar quarters during the performance period, the Company has earnings per share of at least $1.00. If the performance criterion are satisfied, the units are subject to additional time vesting requirements, by which units will vest fully in two equal installments on the fourth and fifth anniversary of the grant date, provided the individual remains an employee during this period.

The Company believes it is probable that the performance criteria will be achieved and as such, has begun to recognize the compensation expense. The weighted average fair value of performance-based restricted stock units granted during 2008 was $17.89. Stock-based compensation expense for the performance-based restricted stock units was approximately $0.3 million, for the period from the grant date to December 31, 2008. As of December 31, 2008, there was approximately $1.8 million of total unrecognized compensation cost related to nonvested performance-based restricted stock units. That cost is expected to be recognized over a period of approximately 5.0 years.

Other Restricted Stock and Restricted Stock Units

Under the 2008 Plan, the compensation committee may award non-performance based restricted stock and restricted stock units to selected executives, key employees and outside directors. The compensation committee determines the terms and conditions of each award including the restriction period and other criteria applicable to the awards.

In conjunction with the IPO, on May 7, 2008 the Company granted 39,969 employee restricted stock units and 33,336 director restricted stock units. The employee restricted stock units vest either 100% at the 1st anniversary of the grant date or 50% at the 1st anniversary and 50% at the 2nd anniversary of the grant date. The director restricted stock units vest in three equal installments on each anniversary of the grant date over a 3-year period. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s board.

The fair value of each restricted stock unit is equal to the market value of a share of common stock on the date of grant. The fair value of the units granted at the IPO date was $18.00. For non-performance based employee restricted stock units granted, stock-based compensation expense was approximately $0.3 million for the period from the grant date to December 31, 2008. As of December 31, 2008, there was approximately $0.4 million of total unrecognized compensation cost related to nonvested non-performance based employee restricted stock units. That cost is expected to be recognized over a period of 0.35 or 1.54 years.

For director restricted stock units granted, stock-based compensation expense was approximately $0.1 million for the period from the grant date to December 31, 2008. As of December 31, 2008, there was approximately $0.5 million of total unrecognized compensation cost related to nonvested director restricted stock units. That cost is expected to be recognized over a period of 2.35 years.

14. Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The fair value of long-term debt is estimated to approximate the carrying amount based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%. The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively, and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $5.0 million at December 31, 2008. The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. There has been no ineffectiveness related to this arrangement since its inception.

Also on June 24, 2008, the Company entered into a cross currency swap denominated in Euro with an aggregate notional value of $27.3 million. The notional value decreases ratably each month over the term of the agreement and expires on March 31, 2009. The fair value of the swap agreement, based on third-party quotes, was an asset of $1.0 million at December 31, 2008. The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. There has been no ineffectiveness related to this arrangement since its inception.

At December 31, 2008, the Company expects to reclassify $1.5 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

As of December 31, 2008 and 2007, the Company had copper and nickel futures contracts with notional values of $3.6 million and $4.2 million, respectively. The fair values of the contracts, based on third-party quotes, was a liability of $2.1 million and $0.4 million as of December 31, 2008 and 2007, respectively, and is recorded in “Other accrued liabilities” on the accompanying consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized as a component of cost of sales.

On July 1, 2005, the Company entered into an interest rate collar with an aggregate notional value of $90 million, whereby the Company exchanged its LIBOR based variable rate interest for a ceiling of 4.75% and a floor of approximately 3.40%. The LIBOR-based interest can vary between the ceiling and floor based on market conditions. The fair value of the collar agreement, based upon third-party quotes, was an asset of approximately $0.1 million as of December 31, 2007 and is recorded in “Deferred loan costs, pension and other assets” on the accompanying consolidated balance sheets. The Company did not elect hedge accounting for the collar agreement, and therefore changes in the fair value were recognized in income as a component of interest expense. The collar agreement expired on July 1, 2008.

In 2001, as part of the demutualization of Prudential Insurance Company, the Company received 20,416 shares of Prudential common stock, which were classified as available for sale. In 2006, the Company recorded a gain of $0.7 million in selling, general and administrative expenses and unrealized gains of $0.7 million, net of $0.4 million tax expense, in other comprehensive income. The Company received net proceeds of $1.8 million upon sale of all of the shares in 2007 and recorded a realized gain of $1.1 million in selling, general and administrative expenses.

15. Concentration of Credit Risk

In addition to interest rate swaps, financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.

The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required for international customers when the Company deems necessary. The Company maintains an allowance for potential credit losses and losses have historically been within management’s expectations.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. Counterparties to the Company’s financial instruments represent, in general, international financial institutions or well-established financial institutions.

No one customer accounted for 10% or more of the Company’s sales in 2008, 2007 or 2006 or accounts receivable at December 31, 2008 or 2007.

16. Related Party Transactions

During 2008, 2007, and 2006, the Company paid a management fee of $0.5 million, $1.0 million, and $1.0 million, respectively, to Colfax Towers, a party related by common ownership, recorded in selling, general and administrative expenses. This arrangement was discontinued following the Company’s IPO in May 2008.

17. Operations by Geographical Area

The Company’s operations have been aggregated into a single reportable operating segment for the design, production and distribution of fluid handling products. The operations of the Company on a geographic basis are as follows:

	Year ended December 31,
	2008	2007	2006
Net sales by origin:
United States	$189,924	$173,713	$136,978
Foreign locations:
Germany	239,723	190,693	156,722
Other European countries	157,801	129,961	92,306
Asia	17,406	11,938	7,598

Total foreign locations	414,930	332,592	256,626

Total net sales	$604,854	$506,305	$393,604

Operating (loss) income:
United States	$(46,716)	$77,284	$(12,297)
Europe	65,180	44,494	32,807
Asia	1,106	1,195	(1,697)
Canada	(2,881)	302	730

Total operating income	$16,689	$123,275	$19,543

Net sales by shipping destination:
United States	$133,387	$119,782	$112,103
Europe	305,941	239,556	192,430
Asia and Australia	93,262	83,164	52,237
Canada	17,041	10,946	8,898
Central and South America	23,675	17,394	9,427
Middle East and Africa	29,528	34,283	16,025
Other	2,020	1,180	2,484

Total net sales	$604,854	$506,305	$393,604

Net sales by product:
Pumps, including aftermarket parts and service	$533,859	$441,692	$360,016
Systems, including installation service	54,016	48,355	16,114
Valves	9,991	9,537	11,292
Other	6,988	6,721	6,182

Total net sales	$604,854	$506,305	$393,604

	December 31,
	2008	2007
Long-lived assets:
United States	$427,433	$434,479
Foreign locations:
Germany	113,173	114,227
Other European countries	13,491	12,239
Asia	10,562	11,889
Canada	132	192

Total foreign locations	137,358	138,547
Total long-lived assets	$564,791	$573,026

18. Commitments and Contingencies

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

Claims activity related to asbestos is as follows (1):

	Year ended December 31,
	2008	2007	2006
Claims unresolved at the beginning of the period	37,554	50,020	59,217
Claims filed (2)	4,729	6,861	5,992
Claims resolved (3)	(6,926)	(19,327)	(15,189)

Claims unresolved at the end of the period	35,357	37,554	50,020

Average cost of resolved claims (4)	$5,378	$5,232	$6,194

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)

Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

(4)

Average cost of settlement to resolve claims in whole dollars. These amounts exclude claims in Mississippi for which the majority of claims have historically been without merit and have been resolved for no payment. These amounts exclude any potential insurance recoveries.

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

Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in the claims, funds available in post-bankruptcy trusts, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in linear fashion but rather change over multiple year periods. Accordingly, the Company’s management monitors these trend factors over time and periodically assesses whether an alternative forecast period is appropriate. Taking these factors into account and the inherent uncertainties, the Company believes that it can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability as its best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, the Company does not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

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

Each subsidiary has separate, substantial insurance coverage resulting from the independent corporate history of each entity. In its evaluation of the insurance asset, in addition to the criteria listed above, the Company used differing insurance allocation methodologies for each subsidiary based upon the state law that it believes will or is likely to apply for that subsidiary.

For one of the subsidiaries, although presently no cost sharing or allocation agreement is in place with the Company’s excess insurers, the Company believes that based upon application of an insurance allocation methodology, which is used in certain states, and in accordance with prevailing law, that recovery is probable from such insurers for approximately 67% of the liability and defense costs after the exhaustion of primary and umbrella layers of insurance. This allocation methodology, known as the “all sums” approach, allows the policyholder to select any policy year triggered by the claim. Under this methodology, each policy provides indemnity for all amounts that the insured becomes legally obligated to pay as damages, subject to the terms, conditions and limitations of the policy language. The Company uses this allocation methodology because it believes it is the most likely methodology to be applied based upon the terms of the policies and potentially applicable law.

In 2006, the primary insurer asserted that certain primary insurance policies contain deductibles and retrospective premium provisions. As a result, the Company had a reserve of $7.5 million recorded as a reduction to its asbestos insurance asset at December 31, 2007, for the probable and reasonably estimable liability the Company expected to pay related to these policy provisions. The Company reimbursed the primary insurer for $7.6 million in deductibles and retrospective premiums in the fourth quarter of 2008 and has no further liability to the insurer under these provisions of the primary policies.

Until recently, this subsidiary has had all of its liability and defense costs covered in full by its primary and umbrella insurance carrier. This carrier has informed the subsidiary that the primary insurance policies are now exhausted. In May 2008, the carrier provided notice that one of fourteen umbrella policies had exhausted and in October 2008, notified the subsidiary that two additional umbrella policies had been exhausted. As a result, the carrier informed the subsidiary that in the future it will pay 78.6% (or  11/14ths) of liability costs but will continue to pay 100% of defense costs, subject to its prior reservation of rights to deny coverage for any claims that are not covered under the terms of the relevant policies. The carrier also informed the subsidiary that it would withhold payment of an additional one-fourteenth share of the subsidiary’s liability costs for each umbrella policy that exhausts in the future. In addition to the primary and umbrella insurance coverage, there is a substantial amount of excess insurance coverage available from solvent carriers.

In November 2008, the subsidiary entered into a settlement agreement with the primary and umbrella carrier governing all aspects of the carrier’s past and future handling of the asbestos related bodily injury claims against the subsidiary. As a result of this agreement, during the third quarter of 2008, the Company increased its insurance asset by $7.0 million attributable to resolution of a dispute concerning certain pre-1966 insurance policies and recorded a corresponding gain. The additional insurance will be allocated by the carrier to cover any gaps in coverage up to $7.0 million resulting from exhaustion of umbrella policies and/or the failure of any excess carrier to pay amounts incurred in connection with asbestos claims. The primary and umbrella insurer is once again paying 100% of all liability and defense costs.

In 2003, the other subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it. Although none of these defendants insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments. For this other subsidiary it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. This allocation methodology, referred to as the Carter-Wallace methodology, was applied in the New Jersey Supreme Court in the case of Carter-Wallace, Inc. v. Admiral Ins. Co., 154 N.J. 312 (N.J. 1998), which provides that the loss is allocated to each policy year based on the proportion of the policyholder’s total triggered coverage that was purchased in that year. Based upon this ruling and upon a series of other favorable rulings regarding interpretation of certain policy provisions related to deductibles, the number of occurrences and the resulting calculation, the Company increased its expected recovery percentage to 87.5% from 75% of all liability costs recorded after September 28, 2007 and revalued its insurance asset at that date. Based upon further analysis of the Carter-Wallace allocation methodology, the subsidiary increased its expected recovery percent of future liability cost from 87.5% to 88.5% as of December 31, 2008.

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

The following table sets forth the cash received from insurance carriers for the three years ended December 31, 2008. Cash characterized as past cost reduces the Company’s outstanding asbestos insurance receivables. Cash characterized as future costs within the 15-year liability range relates to insurance policies that are triggered within the Company’s 15-year estimate of asbestos-related liability and were recorded as a reduction of the asbestos insurance asset. Cash characterized as future cost outside the 15-year liability range relates to insurance policies which are not triggered within the Company’s 15-year estimate of asbestos-related liability and were recorded as income in asbestos liability and defense (income) costs.

(Amounts in thousands)	Year ended December 31,
	2008	2007	2006
Past cost	$34,301	$50,680	$—
Future cost:
Within 15-year liability range	—	6,341	—
Outside 15-year liability range	900	8,430	—

Total insurance proceeds received	$35,201	$65,451	$—

The Company has established reserves of $357.3 million and $376.2 million as of December 31, 2008 and December 31, 2007, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years. It has also established recoverables of $304.0 million and $305.2 million as of December 31, 2008 and December 31, 2007, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $53.3 million and $71.0 million as of December 31, 2008 and December 31, 2007, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $36.4 million and $44.7 million as of December 31, 2008 and December 31, 2007, respectively, for which insurance recovery is deemed probable. The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”. The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” in the accompanying consolidated balance sheets.

The (income) expense related to these liabilities and legal defense was $(4.8) million, net of estimated insurance recoveries, for the year ended December 31, 2008 compared to $(63.9) million and $21.8 million for the years ended December 31, 2007 and 2006, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers were $17.2 million for the year ended December 31, 2008 compared to $13.6 million and $12.0 million for the years ended December 31, 2007 and 2006, respectively.

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

General Litigation

One of our subsidiaries and its Canadian subsidiary were defendants in a lawsuit brought by KPMG, Trustee of the Estate of Stone Venepal Pulp, Inc., in the Supreme Court of British Columbia alleging negligence and breach of contract arising from the sale and subsequent repair of a steam turbine by its former Delaval Turbine Division and claiming damages. This matter was settled by the parties for C$9.0 million, which was paid on October 15, 2008.

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. Plaintiffs have argued that they are entitled to a refund of their attorney’s fees and costs of trial as a matter of law and contract. The subsidiary believes it is not obligated to pay these costs. In November 2006, the Court entered an Amended Final Judgment in favor of the plaintiffs in the amount of $8.9 million, including prejudgment interest. This amount plus accrued interest is recorded in “Other liabilities” in the accompanying consolidated balance sheets. The judgment is secured by a bond as well as a letter of credit under our existing credit facility. Both the subsidiary and the plaintiffs appealed. On January 28, 2008, the Appellate Division of the New Jersey Superior Court affirmed the total award and ordered a new trial on certain portions of the plaintiffs’ claim. The subsidiary and the plaintiffs each petitioned for certification of the judgment which was granted by the Supreme Court of New Jersey on May 15, 2008 and a hearing with oral argument occurred on December 2, 2008. The Supreme Court will issue an opinion at its convenience. The subsidiary intends to continue to defend this matter vigorously.

One of our subsidiaries was a defendant in an action for rent brought by Corporate Property Associates, a former landlord of one of its facilities. In March 2006, a jury found in part for the landlord, awarding $1.6 million for rent and $1.2 million in attorney’s fees. On April 2, 2008, the Court of Appeals for the 5th District of Texas at Dallas affirmed the trial court’s judgment. In May 2008, the Company paid $2.8 million plus accrued interest to satisfy the judgment in full.

In April 1999, the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the subsidiary’s divisions relating to retiree health care obligations. On June 15, 2005, a motion was filed seeking an order that certain of the features of the plan as implemented by the Company were in violation of the settlement agreement. On December 16, 2008, the parties executed a Memorandum of Understanding, memorializing the principal terms of a new settlement agreement that will resolve the litigation in its entirety. As a result of the parties’ efforts in this regard, the case has been removed from the trial calendar, pending the filing of a final settlement agreement with the court. The subsidiary is actively negotiating the Amended and Restated Settlement Agreement, which will supersede and replace the Stipulation and Agreement of Settlement and Dismissal of Claims entered into by the parties on November 30, 1998. At December 31, 2008, the Company recorded an accumulated post retirement benefit obligation of $2.4 million to other comprehensive income for the cost of resolution of this matter.

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Minimum Lease Obligations

The Company has the following minimum rental obligations under non-cancelable operating leases for certain property, plant and equipment. The remaining lease terms range from 1 to 5 years.

Year ended December 31,
2009	$3,606
2010	2,588
2011	1,501
2012	1,041
2013	351
Thereafter	44

Total	$9,131

Net rental expense under operating leases was approximately $5.1 million, $4.6 million, and $3.3 million in 2008, 2007 and 2006, respectively.

19. Quarterly Results for 2008 and 2007 (Unaudited)

(millions, except per share amounts)	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
2008
Net sales	$130,651	$161,431	$153,461	$159,311
Gross profit	48,178	56,777	54,478	57,754
Net income (loss)	6,798	(31,399)	13,651	10,379

Earnings (loss) per share - basic and diluted	$0.31	$(1.01)	$0.31	$0.24

2007
Net sales	$114,815	$122,426	$125,361	$143,703
Gross profit	38,819	43,045	44,512	49,215
Net income	6,038	4,841	25,011	28,992

Earnings (loss) per share - basic and diluted	$0.28	$(0.40)	$1.14	$0.77

(1)	Second quarter 2008 results include $57.0 million of non-recurring costs associated with our IPO.
(2)

Third quarter 2007 results include $30.3 million of asbestos liability and defense income recognized primarily from revaluing the Company’s asbestos insurance asset from an expected recovery percentage of 75% to 87.5%.

(3)	Fourth quarter 2007 results include $31.9 million of asbestos liability and defense income recognized primarily from recording a receivable from insurers for past costs paid by us.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There was no change in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our directors, audit committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our Proxy Statement for our 2009 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of ethics that applies to all employees, including our principal executive officer and our principal financial officer and principal accounting officer. A copy of the code of ethics is available on our website at www.colfaxcorp.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address above.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated by reference to such information included in our Proxy Statement for our 2009 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated by reference to such information included in our Proxy Statement for our 2009 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated by reference to such information included in our Proxy Statement for our 2009 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated by reference to such information included in our Proxy Statement for our 2009 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 78 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(b)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2009.

COLFAX CORPORATION

By:	/s/ JOHN A. YOUNG
John A. Young
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 6, 2009

/s/ JOHN A. YOUNG
John A. Young
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ G. SCOTT FAISON
G. Scott Faison
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ C. SCOTT BRANNAN
C. Scott Brannan
Director

/s/ JOSEPH O. BUNTING III
Joseph O. Bunting III
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ CLAY KIEFABER
Clay Kiefaber
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

COLFAX CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Valuation and Qualifying Accounts	81

EXHIBIT INDEX

Exhibit Number	Description	Location*
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

4.1	Specimen Common Stock Certificate

10.1	Colfax Corporation 2008 Omnibus Incentive Plan**

10.1a	Form of Non-Qualified Stock Option Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1b	Form of Performance Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1c	Form of Outside Director Restricted Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1d	Form of Outside Director Deferred Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1e	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock made pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1f	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.2	Service Contract for Board Member, dated November 14, 2006, between the Company and Dr. Michael Matros**

10.3	Form of Indemnification Agreement entered into between the Company and each of its directors and officers**

10.4	Colfax Corporation Amended and Restated Excess Benefit Plan**

10.5	Retirement Plan for salaried U.S. Employees of Imo Industries, Inc. and Affiliates**

10.6	Colfax Corporation Excess Benefit Plan**

10.7	Allweiler AG Company Pension Plan**

10.8	Colfax Corporation Director Deferred Compensation Plan**

10.9	Employment Agreement between Colfax Corporation and John A. Young**

10.10	Employment Agreement between Colfax Corporation and Thomas M. O’Brien**

10.11	Employment Agreement between Colfax Corporation and Michael K. Dwyer**

10.12	Employment Agreement between Colfax Corporation and G. Scott Faison**

10.13	Amendment to the Employment Agreement between Colfax Corporation and John A. Young**	Filed herewith

10.14	Amendment to the Employment Agreement between Colfax Corporation and Thomas B. O’Brien**	Filed herewith

10.15	Amendment to the Employment Agreement between Colfax Corporation and Michael K. Dwyer**	Filed herewith

10.16	Amendment to the Employment Agreement between Colfax Corporation and G. Scott Faison**	Filed herewith

10.17	Tax Equalization Program Amendment Letter between Colfax Corporation and Michael K. Dwyer**	Filed herewith

10.18	Summary of Terms of Colfax Corporation 2008 Annual Incentive Plan for Executive Officers**	Incorporated by reference to Exhibit 99.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on August 5, 2008

10.19	Credit Agreement, dated May 13, 2008, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein and the lenders identified therein	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).
**	Indicates management contract or compensatory plan, contract or arrangement.

COLFAX CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses (a)	Charged to Other Accounts		Write-offs, Write-downs & Deductions	Foreign Currency Translation	Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts	$1,812	828	—		(33)	(121)	$2,486
Allowance for excess, slow-moving and obsolete inventory	$7,589	(334)	—		(74)	(258)	$6,923
Valuation allowance for deferred tax assets	$24,386	3,400	24,431	(b)	—	—	$52,217

Year Ended December 31, 2007
Allowance for doubtful accounts	$1,650	964	(10	) (c)	(909)	117	$1,812
Allowance for excess, slow-moving and obsolete inventory	$6,412	1,735	144	(c)	(1,309)	607	$7,589
Valuation allowance for deferred tax assets	$24,386	—	—		—	—	$24,386

Year Ended December 31, 2006
Allowance for doubtful accounts	$1,306	507	230	(c)	(486)	93	$1,650
Allowance for excess, slow-moving and obsolete inventory	$5,562	620	—		(239)	469	$6,412
Valuation allowance for deferred tax assets	$24,506	—	—		(120)	—	$24,386

(a)	Net of recoveries.
(b)	Amounts charged to other comprehensive income.
(c)	Amounts related to businesses acquired and related adjustments.