Form 10-Q
period 2009-04-03
Colfax CORP
filed 2009-05-08
CIK 1420800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended April 3, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number-001-34045

Colfax Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-1887631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8730 Stony Point Parkway, Suite 150 Richmond, Virginia	23235
(Address of principal executive offices)	(Zip Code)

(804) 560-4070

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 3, 2009, there were 43,211,026 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION

FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

(unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Net sales	$136,323	$130,651
Cost of sales	88,308	82,473

Gross profit	48,015	48,178
Selling, general and administrative expenses	30,187	28,507
Research and development expenses	1,407	1,381
Asbestos liability and defense costs	1,645	278
Asbestos coverage litigation expenses	2,966	3,139

Operating income	11,810	14,873
Interest expense	1,846	4,497

Income before income taxes	9,964	10,376
Provision for income taxes	3,103	3,578

Net income	$6,861	$6,798

Net income per share—basic and diluted	$0.16	$0.31

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	April 3, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,371	$28,762
Trade receivables, less allowance for doubtful accounts of $2,485 and $2,486	86,862	101,064
Inventories, net	80,146	80,327
Deferred income taxes, net	6,245	6,327
Asbestos insurance asset	26,326	26,473
Asbestos insurance receivable	36,901	36,371
Prepaid and other current assets	12,501	15,533

Total current assets	283,352	294,857
Deferred income taxes, net	54,172	53,428
Property, plant and equipment, net	88,287	92,090
Goodwill	161,808	165,530
Intangible assets, net	12,378	13,516
Long-term asbestos insurance asset	274,057	277,542
Deferred loan costs, pension and other assets	15,100	16,113

	$889,154	$913,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and notes payable	$5,340	$5,420
Accounts payable	41,939	52,138
Accrued asbestos liability	28,417	28,574
Accrued payroll	19,483	19,162
Accrued taxes	8,902	11,457
Other accrued liabilities	36,170	37,535

Total current liabilities	140,251	154,286
Long-term debt, less current portion	90,209	91,701
Long-term asbestos liability	324,905	328,684
Pension and accrued post-retirement benefits	125,857	130,188
Deferred income tax liability	6,755	7,685
Other liabilities	32,591	33,601

Total liabilities	720,568	746,145
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 43,211,026	43	43
Additional paid-in capital	400,818	400,259
Retained deficit	(106,440)	(113,301)
Accumulated other comprehensive loss	(125,835)	(120,070)

Total shareholders’ equity	168,586	166,931

	$889,154	$913,076

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

(unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net income	$6,861	$6,798
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,373	3,695
Noncash stock-based compensation	559	—
Amortization of deferred loan costs	168	383
(Gain) loss on sale of fixed assets	(10)	47
Deferred income taxes	(1,678)	(2,455)
Changes in operating assets and liabilities:
Trade receivables	10,293	(608)
Inventories	(3,416)	(15,753)
Accounts payable and accrued liabilities, excluding asbestos-related accrued liabilities	(13,306)	2,984
Other current assets	1,885	(1,239)
Change in asbestos liability and asbestos-related accrued liabilities, net of asbestos insurance asset and receivable	3,464	(4,762)
Changes in other operating assets and liabilities	2,475	(186)

Net cash provided by (used in) operating activities	10,668	(11,096)

Cash flows from investing activities:
Purchases of fixed assets	(3,137)	(2,954)
Proceeds from sale of fixed assets	51	23

Net cash used in investing activities	(3,086)	(2,931)

Cash flows from financing activities:
Payments under term credit facility	(1,250)	—
Payments on capital leases	(264)	(123)
Payment of IPO-related costs	—	(1,145)

Net cash used in financing activities	(1,514)	(1,268)

Effect of exchange rates on cash	(459)	455

Increase (decrease) in cash and cash equivalents	5,609	(14,840)
Cash and cash equivalents, beginning of period	28,762	48,093

Cash and cash equivalents, end of period	$34,371	$33,253

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

2. General

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and according to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The accompanying balance sheet information as of December 31, 2008 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

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

The results of operations for the three months ended April 3, 2009 are not necessarily indicative of the results of operations that may be achieved for the full year. Information for quarterly periods is affected by seasonal variations in our fluid handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season.

3. Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Warranty activity for the three months ended April 3, 2009 and March 28, 2008 consisted of the following:

	Three Months Ended
	April 3, 2009	March 28, 2008
Warranty liability at beginning of the period	$3,108	$2,971
Accrued warranty expense, net of adjustments	124	521
Cost of warranty service work performed	(115)	(332)
Foreign exchange translation effect	(161)	127

Warranty liability at end of the period	$2,956	$3,287

4. Income Taxes

For the three months ended April 3, 2009, the Company earned approximately $10.0 million before taxes and had $3.1 million of income tax expense. The effective tax rate of 31.1 % represents the estimated annual tax rate for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete items or changes in tax law. This effective tax rate of 31.1% differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations.

For the three months ended March 28, 2008, the Company earned $10.4 million before taxes and had $3.6 million of income tax expense. This effective tax rate of 34.5% differed from the U.S. statutory rate generally due to net international tax rates which are lower than the U.S. rate offset in part by a net increase in unrecognized tax benefits.

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

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months from zero to $1.4 million.

5. Earnings per Share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	April 3, 2009	March 28, 2008
Numerator:
Net income available to common shareholders	$6,861	$6,798

Denominator:
Weighted-average shares of common stock outstanding - basic	43,211,026	21,885,929

Net income per share - basic	$0.16	$0.31

Weighted-average shares of common stock outstanding - basic	43,211,026	21,885,929
Net effect of potentially dilutive securities (1)	101,280	—

Weighted-average shares of common stock outstanding - diluted	43,312,306	21,885,929

Net income per share - diluted	$0.16	$0.31

(1)	Potentially dilutive securities consist of options and restricted stock units.

In the three months ended April 3, 2009, 664,751 potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.

6. Comprehensive Income

	Three Months Ended
	April 3, 2009	March 28, 2008
Net income	$6,861	$6,798
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(7,255)	3,897
Unrecognized pension and post-retirement benefit plan costs, net of tax	600	431
Unrecognized gains on hedging activities, net of tax	890	—

Other comprehensive (loss) income	(5,765)	4,328

Comprehensive income	$1,096	$11,126

7. Inventories

Inventories consisted of the following:

	April 3, 2009	December 31, 2008
Raw materials	$33,906	$34,074
Work in process	35,444	33,691
Finished goods	22,054	21,600

	91,404	89,365
Less-Customer progress billings	(4,271)	(2,115)
Less-Allowance for excess, slow-moving and obsolete inventory	(6,987)	(6,923)

	$80,146	$80,327

8. Net Periodic Benefit Cost – Defined Benefit Plans

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans for periods presented.

	Three Months Ended
	April 3, 2009	March 28, 2008
Pension Benefits - U.S. Plans
Service cost	$—	$—
Interest cost	3,470	3,576
Expected return on plan assets	(4,566)	(4,774)
Amortization	702	585

Net periodic benefit credit	$(394)	$(613)

Pension Benefits - Non U.S. Plans
Service cost	$273	$259
Interest cost	1,046	1,162
Expected return on plan assets	(226)	(377)
Amortization	174	98

Net periodic benefit cost	$1,267	$1,142

Other Post-Retirement Benefits
Service cost	$—	$—
Interest cost	131	108
Amortization	88	37

Net periodic benefit cost	$219	$145

9. Shared-Based Payments

The Company accounts for stock-based awards in accordance with SFAS No. 123R, Share-Based Payment, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, based on the fair value of the award as of the grant date. Accordingly, for the three months ended April 3, 2009, $0.6 million of compensation cost and a deferred tax benefit of approximately $0.2 million were recognized.

Stock Options

Stock-based compensation expense for stock option awards is based on the grant-date fair value using the Black-Scholes option pricing model. The following table shows the assumptions used to calculate fair value of stock option awards granted during the three months ended April 3, 2009, as well as the fair value of options granted.

Three Months Ended April 3, 2009
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at time of grant)	1.87%
Volatility	32.50%
Dividend yield	—
Fair value of options granted	$2.24

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

Stock option activity for the three months ended April 3, 2009 is as follows:

	Shares under option	Weighted- average exercise price	Remaining contractual term	Aggregate intrinsic value
Options outstanding at December 31, 2008	514,991	$17.93
Granted	840,117	7.44
Exercised	—	—
Forfeitures or expirations	(9,373)	18.00

Options outstanding at April 3, 2009	1,345,735	$11.38	6.63 years	$92,413

Since none of the outstanding stock options have vested, none of them are exercisable at April 3, 2009. As of April 3, 2009, a total of approximately $3.6 million in unrecognized compensation cost related to stock options, net of estimated forfeitures, is expected to be recognized over a 2.63 year weighted-average period.

Performance-Based Restricted Stock Units

During 2009, the Company granted 336,096 performance-based restricted stock units to selected executives and key employees. The vesting of the stock units is based on whether the Company achieves the performance criterion for the year ending December 31, 2009, established by the Compensation Committee of the Board of Directors. If the performance criterion is satisfied, the units are subject to additional time vesting requirements, by which units will vest fully in two equal installments on the fourth and fifth anniversary of the grant date, provided the individual remains an employee during this period. The Company believes it is probable that the performance criterion will be achieved and as such, has begun to recognize compensation expense for the units granted in 2009.

Performance-based award activity for the three months ended April 3, 2009 is as follows:

Nonvested shares	Shares	Weighted- average grant date fair value
Nonvested at December 31, 2008	124,347	$17.89
Granted	336,096	7.44
Vested	—	—
Forfeited	(694)	18.00

Nonvested at April 3, 2009	459,749	$10.25

As of April 3, 2009, there was approximately $4.0 million of total unrecognized compensation cost related to nonvested performance-based restricted stock units. That cost is expected to be recognized over a period of approximately 4.2 years.

Other Restricted Stock Units

The fair value of each restricted stock unit is equal to the market value of a share of common stock on the date of grant. There have been no other restricted stock units granted to employees in 2009. As of April 3, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to nonvested non-performance based employee restricted stock units. That cost is expected to be recognized over a period of .7 years.

In the three months ended April 3, 2009, there were 5,556 director restricted stock units granted at a fair value of $9.21 per unit on the date of grant. As of April 3, 2009, there was approximately $0.5 million of total unrecognized compensation cost related to nonvested director restricted stock units. That cost is expected to be recognized over a period of 2.2 years.

10. Derivative Instruments

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

Interest rate swaps and other derivative contracts are recognized on the balance sheet as assets and liabilities, measured at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, fair value hierarchy. For transactions in which we are hedging the variability of cash flows, changes in the fair value of the derivative are reported in accumulated other comprehensive income, to the extent they are effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. Changes in the fair value of derivatives not designated as hedges are recognized currently in earnings.

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%. The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively, and expires on June 29, 2012. The fair values of the swap agreement were liabilities of $4.2 million at April 3, 2009 and $5.0 million at December 31, 2008, and are recorded in “Other long-term liabilities” on the consolidated balance sheets. The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. There has been no ineffectiveness related to this arrangement since its inception. At April 3, 2009, the Company expects to reclassify $2.5 million of net losses on the interest rate swap from accumulated other comprehensive income to earnings during the next twelve months.

The Company had copper and nickel futures contracts with notional values of $2.6 million at April 3, 2009 and $3.6 million at December 31, 2008. The fair values of the contracts were liabilities of $1.1 million at April 3, 2009 and $2.1 million at December 31, 2008, and are recorded in “Other accrued liabilities” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings. For the three months ended April 3, 2009 and March 28, 2008, respectively, the consolidated statements of operations include $0.9 million and $0.6 million of unrealized gains as a result of changes in the fair value of these commodity contracts. Realized losses on these commodity contracts of $0.4 million were recognized in the three months ended April 3, 2009 and less than $0.1 million of realized gains were recognized in the three months ended March 28, 2008.

The Company had foreign currency contracts with notional values of $11.6 million at April 3, 2009 and $16.5 million at December 31, 2008. The fair values of the contracts were assets of less than $0.1 million at April 3, 2009 and $1.1 million at December 31, 2008, and are recorded in “Other current assets” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings. For the three months ended April 3, 2009 and March 28, 2008, respectively, the consolidated statements of operations include $1.0 million and less than $0.1 million of unrealized losses as a result of changes in the fair value of these contracts. Realized gains on these contracts of $0.2 million were recognized in the three months ended April 3, 2009 and $0.1 million of realized losses were recognized in the three months ended March 28, 2008.

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

Claims activity related to asbestos is as follows (1):

	Three Months Ended
	April 3, 2009	March 28, 2008
Claims unresolved at the beginning of the period	35,357	37,554
Claims filed(2)	953	1,406
Claims resolved(3)	(1,889)	(1,328)

Claims unresolved at the end of the period	34,421	37,632

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)	Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

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

For one of the subsidiaries, although presently no cost sharing or allocation agreement is in place with the Company’s excess insurers, the Company believes that, based upon application of an insurance allocation methodology, which is used in certain states, including Florida and Massachusetts, and in accordance with prevailing law, recovery is probable from such insurers for approximately 67% of the liability and defense costs after the exhaustion of primary and umbrella layers of insurance. Presently, this subsidiary is having all of its liability and defense costs covered in full by its primary and umbrella insurance carrier. In addition to the primary and umbrella insurance coverage, the subsidiary has a substantial amount of excess insurance coverage available to it from solvent carriers.

In 2003, the other subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos bodily injury claims asserted against it. Although none of these defendants insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments. For this subsidiary it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. Based upon this ruling and upon a series of other favorable rulings regarding interpretation of certain policy provisions related to deductibles, the number of occurrences, the Company expects to recover approximately 88.5% of all liability and defense costs.

Certain insurance carriers have agreed to settle with this subsidiary by reimbursing the subsidiary for amounts it paid for liability and defense costs as well as entering into formal agreements detailing the payments of future liability and defense costs in an agreed to allocation. In addition, a number of non-settling insurance carriers have paid significant amounts for liability and defense costs paid by the subsidiary in the past and continue to pay a share of costs as they are incurred. Presently, certain insurers are paying approximately 22.7% of costs for current asbestos-related liability and defense costs as they are incurred.

The following table sets forth the cash received from insurance carriers for the three months ended April 3, 2009 and March 28, 2008, respectively. Cash characterized as past cost reduces the Company’s outstanding asbestos insurance receivables. Cash characterized as future costs within the 15-year liability range relates to insurance policies that are triggered within the Company’s 15-year estimate of asbestos-related liability and are recorded as a reduction of the asbestos insurance asset. Cash characterized as future cost outside the 15-year liability range relates to insurance policies which are not triggered within the Company’s 15-year estimate of asbestos-related liability or receipts from insurers previously considered insolvent and are recorded as income in asbestos liability and defense costs.

	Three Months Ended
	April 3, 2009	March 28, 2008
Past cost	$7,248	$1,748
Future cost:
Within 15-year liability range	—	—
Outside 15-year liability range	—	900

Total insurance proceeds received	$7,248	$2,648

The Company has established reserves of $353.3 million and $357.3 million as of April 3, 2009 and December 31, 2008, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years. It has also established recoverables of $300.4 million and $304.0 million as of April 3, 2009 and December 31, 2008, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the Company’s expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $52.9 million and $53.3 million as of April 3, 2009 and December 31, 2008, respectively. In addition the Company has recorded a receivable for liability and defense costs it had previously paid in the amount of $36.9 million and $36.4 million as of April 3, 2009 and December 31, 2008, respectively, for which insurance recovery is deemed probable. The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset” while the receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” in the accompanying condensed consolidated balance sheets.

The expense related to these liabilities and legal defense was $1.6 million, net of estimated insurance recoveries, for the three months ended April 3, 2009 compared to $0.3 million for the three months ended March 28, 2008, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers was $3.0 million for the three months ended April 3, 2009 compared to $3.1 million for the three months ended March 28, 2008, respectively.

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

Guarantees

At April 3, 2009, there were $13.1 million of letters of credit outstanding. Additionally, at April 3, 2009, we had issued $8.3 million of bank guarantees securing primarily customer prepayments, performance, and product warranties in our European operations.

General Litigation

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

In April 1999, the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the subsidiary’s divisions relating to retiree health care obligations. On June 15, 2005, a motion was filed seeking an order that certain of the features of the plan as implemented by the Company were in violation of the settlement agreement. On December 16, 2008, the parties executed a Memorandum of Understanding, memorializing the principal terms of a new settlement agreement that will resolve the litigation in its entirety. As a result of the parties’ efforts in this regard, the case has been removed from the trial calendar, pending the filing of a final settlement agreement with the court. The subsidiary is actively negotiating the Amended and Restated Settlement Agreement, which will supersede and replace the Stipulation and Agreement of Settlement and Dismissal of Claims entered into by the parties on November 30, 1998. At April 3, 2009, the Company’s consolidated balance sheet includes an accumulated post retirement benefit obligation of $2.4 million for this matter.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I, Item I “Financial Statements” of this quarterly report and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global financial crisis and economic downturn, as well as the cyclical nature of our markets;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	others risks and factors, listed under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

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

Outlook

The recent economic downturn has not had a significant impact on our financial position, results of operations or liquidity as of the date of the filing of this Form 10-Q; however, our order rates have been affected and if current economic conditions continue, our business results will be negatively affected. We continue to monitor the financial markets and general global economic conditions and presently expect the following market conditions throughout the remainder of 2009:

•

In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction. We expect new orders to be significantly lower than in the past two years and we are also likely to have additional order cancellations. We expect sales to grow primarily from existing orders, but at a lower growth rate than we experienced in the first quarter of 2009. We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.

•

We expect activity within the crude oil market to remain favorable as long term capacity constraints and global demand drive further development of heavy oil fields, but we are experiencing project delays. In pipeline applications, we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership. In refinery applications, we believe a reduction in capital investment by our customers will reduce the demand for our products in 2009.

•

In the power generation industry, we expect activity in Asia and the Middle East to remain strong as economic growth and fundamental undersupply of power generation capacity continues to drive investment in energy infrastructure projects. In the world’s developed economies, we expect efficiency improvements will continue to drive demand.

•

In the U.S., we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns. We expect both increased sales and orders over the remainder of 2009.

•

In the general industrial market, we expect that global infrastructure development will drive capital investment over the long term and will benefit local suppliers as well as international exporters of fluid handling equipment. However, demand has softened in several portions of the general industrial market, including chemical, building products, diesel engine and distribution, primarily in Europe and North America.

Based on declining orders and our culture of continuous improvement, we began and completed several cost reduction programs during the first quarter of 2009. We closed our 20,000 square foot Aberdeen, NC repair facility and consolidated it within our Sanford, NC location. We also completed headcount reductions at four facilities. In total, these actions resulted in a headcount reduction of approximately 80 associates and one time costs of approximately $0.7 million of which approximately $0.2 million is a non-cash asset impairment charge.

We are also participating in the German government-sponsored furlough program in which the government pays the wage-related costs of workers that work less than a full work week. We remain responsible for social costs and taxes. As of May 1, 2009, we had approximately 628 associates participating in this program who are working three to four days per week in lieu of the standard five-day work week. In addition to these programs, we do not plan to renew contracts for approximately 80 contract workers. We continue to monitor our order rates and will adjust our manufacturing capacity and cost structure as demand warrants.

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

Results of Operations

Items Affecting Comparability of Reported Results

Our results for the three months ended April 3, 2009 includes the impact of four additional business days as compared to the first quarter of 2008. The second and fourth quarters of 2009 will have two and four fewer business days, respectively, than the comparable periods in 2008. The comparability of our operating results for the three months ended April 3, 2009 and March 28, 2008 is affected by the following significant items:

Foreign Currency Fluctuations

A significant portion of our sales, approximately 71% for the three months ended April 3, 2009, is denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and is quantified, when significant, in our discussion of the results of our operations.

Asbestos-related Expense

Asbestos-related expense includes all asbestos-related costs and is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period (“Asbestos liability and defense costs”). It also includes legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries (“Asbestos coverage litigation expenses”).

The table below presents asbestos-related expense for the periods indicated:

	Three Months Ended
(Amounts in millions)	April 3, 2009	March 28, 2008
Asbestos liability and defense costs	$1.6	$0.3
Asbestos coverage litigation expenses	3.0	3.1

Asbestos-related expense	$4.6	$3.4

Asbestos liability and defense costs were $1.6 million for the three months ended April 3, 2009 compared to $0.3 million for the three ended March 28, 2008. The increase in asbestos liability and defense costs for the quarter ended April 3, 2009 relates primarily to receipt of $0.9 million in the quarter ended March 28, 2008, from an insurer previously considered insolvent, which resulted in a gain in that period.

Legal costs related to the subsidiaries’ action against their asbestos insurers were $3.0 million for the three months ended April 3, 2009 compared to $3.1 million for the three months ended March 28, 2008. See Note 11 to our Condensed Consolidated Financial Statements for a further discussion of recent developments in asbestos litigation.

Sales and Orders

Our sales growth is affected by many factors including the impact of fluctuating foreign exchange rates and growth in our existing businesses. To facilitate the comparison between reporting periods, we disclose the impact of each of these factors to the extent they impact the periods presented. The impact of foreign currency translation is the difference between sales from existing businesses valued at current-year foreign exchange rates and the same sales valued at prior-year foreign exchange rates. Sales growth from existing businesses excludes the impact of foreign exchange rate fluctuations, thus providing a measure of growth due to factors such as price, mix and volume.

Orders and order backlog are highly indicative of our future revenue and thus key measures of anticipated performance. Orders consist of orders for products or services from our customers, net of cancellations, during a period. Order backlog consists of unfilled orders at the end of a period. The components of order growth are presented on the same basis as sales growth.

The following tables present components of our sales and order growth, as well as sales by fluid handling product for the periods indicated:

(Amounts in millions)	Sales		Orders		Backlog at Period End
	$	%	$	%
Three Months Ended March 28, 2008	$130.7		$180.3		$353.6
Components of Growth:
Existing Businesses	23.4	17.9%	(45.9)	(25.5)%	(9.8)	(2.8)%
Foreign Currency Translation	(17.8)	(13.6)%	(13.6)	(7.5)%	(38.2)	(10.8)%

Total Growth	5.6	4.3%	(59.5)	(33.0)%	(48.0)	(13.6)%

Three Months Ended April 3, 2009	$136.3		$120.8		$305.6

	Three Months Ended
(Amounts in millions)	April 3, 2009	March 28, 2008
Net Sales by Product:
Pumps, including aftermarket parts and service	$121.4	$113.8
Systems, including installation service	12.5	12.3
Valves	1.6	1.6
Other	0.8	3.0

Total net sales	$136.3	$130.7

As detailed above, for the three months ended April 3, 2009, sales increased by $5.6 million, or 4.3% over the three months ended March 28, 2008. Sales from existing businesses were up 17.9%, but were substantially offset by a negative currency translation effect of 13.6%, primarily due to the strengthening of the U.S. dollar against the Euro. Sales growth from existing businesses was primarily attributable to increased demand in the commercial marine, global navy, power generation and oil and gas end markets.

Orders for the three months ended April 3, 2009 of $120.8 million declined $59.5 million, or 33.0%, over the three months ended March 28, 2008. Orders from existing businesses declined 25.5% and currency translation accounted for an additional decrease of 7.5%. The decline in orders from existing businesses was primarily attributable to a significant decline in demand in the commercial marine end market as well as softening demand in the general industrial end market. These declines were partially offset by strong order growth in the global navy and oil and gas end markets. Backlog as of April 3, 2009 of $305.6 million decreased $9.8 million, or 2.8%, excluding the impact of foreign currency translation, as compared to $353.6 million at March 28, 2008. Since December 31, 2008, backlog decreased $17.7 million, or 5.2%, excluding the impact of foreign currency translation which accounted for the remaining $14.0 million of the decrease.

Gross Profit

The following table presents our gross profit figures for the periods indicated:

	Three Months Ended
(Amounts in millions)	April 3, 2009	March 28, 2008
Gross Profit	$48.0	$48.2
Gross Profit Margin	35.2%	36.9%

Gross profit of $48.0 million for the three months ended April 3, 2009 decreased slightly from $48.2 million for the three months ended March 28, 2008. Gross profit from existing businesses increased $6.4 million, but was more than offset by a $6.6 million negative impact of foreign exchange rates. Gross profit margin decreased 170 basis points to 35.2% for the three months ended April 3, 2009 from 36.9% for the three months ended March 28, 2008. The margin decline was primarily driven by decreased production resulting in lower absorption of manufacturing costs as well as a mix shift to European sales, which more than offset favorable pricing and product mix in the commercial marine and general industrial markets.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended
(Amounts in millions)	April 3, 2009	March 28, 2008
SG&A Expenses	$30.2	$28.5
SG&A Expenses as a percentage of sales	22.1%	21.8%

Selling, general and administrative expenses increased $1.7 million to $30.2 million for the three months ended April 3, 2009 compared to $28.5 million for the three months ended March 28, 2008. The impact of foreign exchange rates reduced SG&A expenses by $3.2 million. Excluding this impact, selling, general and administrative expenses for the three months ended April 3, 2009 were $4.8 million higher than the prior year period. Contributing to this increase were $1.3 million of increased selling expense, including commissions, $1.6 million of stock compensation expense and other costs associated with becoming a public company, and $0.7 million of higher unrealized losses on raw material futures and foreign currency contracts for which we did not elect hedge accounting. Additionally, $0.5 million of severance costs and a $0.2 million asset impairment charge were recorded in the three months ended April 3, 2009 related to cost reduction initiatives.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended
(Amounts in millions)	April 3, 2009	March 28, 2008
Operating income	$11.8	$14.9
Operating margin	8.7%	11.4%

Operating income for the three months ended April 3, 2009 declined $3.1 million to $11.8 million from $14.9 million for the three months ended March 28, 2008. This decrease was primarily due to a $3.3 million negative impact from foreign exchange rates, with higher gross profit from existing businesses offset by higher selling, general and administrative expenses and legacy asbestos expenses. Operating margin declined to 8.7% for the three months ended April 3, 2009 compared to 11.4% for the three months ended March 28, 2008.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense for the three months ended April 3, 2009 decreased $2.7 million to $1.8 million from $4.5 million for the three months ended March 28, 2008. The decrease was primarily due to lower debt levels during the first three months of 2009 compared to the same period in 2008 as a result of debt repayments of $105.4 million with a portion of the IPO proceeds in the second quarter of 2008. A decrease in the weighted-average interest rate on our variable rate borrowings from 7.1% in 2008 to 5.6% in 2009 contributed approximately $0.4 million to the decrease in interest expense.

Provision for Income Taxes

The effective income tax rate for the three months ended April 3, 2009 was 31.1% as compared to an effective tax rate of 34.5% for the three months ended March 28, 2008. Our effective tax rate for the three months ended April 3, 2009 was lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations. For the three months ended March 28, 2008, the effective tax rate of 34.5% was lower than the U.S. statutory rate primarily due to net international tax rates that are lower than the U.S. rate offset in part by a net increase in unrecognized tax benefits.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our credit facility. We expect that our primary ongoing requirements for cash will be for working capital, funding for potential acquisitions, capital expenditures, asbestos-related outflows and pension plan funding. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity. As of April 3, 2009, we had approximately $137 million available on our revolver loan and we had $34.4 million of cash.

Borrowings

During the three months ended April 3, 2009, we repaid $1.3 million of the outstanding balance of our Term A Note, leaving $95.0 million outstanding at the end of the period. At April 3, 2009, the interest rate on the Term A Note was 2.77% inclusive of 2.25% margin and the annual commitment fee on our $150.0 million revolver was 0.4%. At April 3, 2009, there was $13.1 million outstanding on the letter of credit sub-facility, leaving approximately $137 million available under the revolver loan. Of the total $137 million available, it is unlikely that we would be able to draw on Lehman Brothers’ $6.0 million commitment due to their bankruptcy and resulting default under the terms of the revolver.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under our credit agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. Our credit agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, our credit agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under our credit agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company believes it is in compliance with all such covenants as of April 3, 2009 and expects to be in compliance for the next 12 months.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Three Months Ended
(Amounts in millions)	April 3, 2009	March 28, 2008
Net cash provided by (used in) operating activities	$10.7	$(11.1)

Purchases of fixed assets	(3.1)	(3.0)
Other sources, net	—	0.1

Net cash used in investing activities	$(3.1)	$(2.9)

Repayment of borrowings	(1.3)	—
Payment of IPO-related costs	—	(1.1)
Other uses, net	(0.2)	(0.2)

Net cash used in financing activities	$(1.5)	$(1.3)

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. Changes in significant operating cash flow items are discussed below.

•

Cash paid for asbestos liabilities (net of cash received from settlements with our asbestos insurance carriers), including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, was a significant cash outflow.

•

For the three months ended April 3, 2009 and March 28, 2008 net cash paid for asbestos liabilities, net of insurance settlements received, was $1.1 million and $8.2 million, respectively. One of our subsidiaries received $7.2 million during the three months ended April 3, 2009 as reimbursement for past cost, which reduced the Company’s outstanding insurance receivables. The subsidiary received approximately $2.6 million during the three months ended March 28, 2008, of which approximately $1.7 million represents reimbursement of past cost, which reduced the Company’s outstanding insurance receivables, and approximately $0.9 million which was a receipt from an insurer that was previously considered insolvent and, as such, was recorded as income.

•

Funding requirements of our defined benefit plans, including both pensions and other post-retirement benefits, can vary significantly among periods due to changes in the fair value of plan assets and actuarial assumptions. For the three months ended April 3, 2009 and March 28, 2008, cash contributions for defined benefit plans were $1.3 million and $1.0 million, respectively.

•	Changes in working capital also affected the operating cash flows for the periods presented. We define working capital as trade receivables plus inventories less accounts payable.

•

Working capital, excluding the effect of foreign currency translation, increased $1.3 million from December 31, 2008 to April 3, 2009. A $10.3 million reduction in trade receivables was more than offset by an $8.2 million decrease in accounts payable and a $3.4 million increase in inventory.

•

Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the three months ended April 3, 2009 and March 28, 2008, net working capital as a percentage of annualized sales was 23.4% and 23.6%, respectively.

Investing activities consist primarily of purchases of fixed assets.

•

In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of revenues.

Financing cash flows consist primarily of borrowings and repayments of indebtedness, payment of dividends to shareholders and redemptions of stock.

•	During the three months ended April 3, 2009, we repaid $1.3 million of long-term borrowings.

•	During the first three months of 2008, we paid IPO-related costs of $1.1 million.

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

There have been no significant changes for the three months ended April 3, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Information concerning market risk for the three months ended April 3, 2009 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at April 3, 2009 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% on the portion of our variable rate debt that is not hedged during the three months ended April 3, 2009 would have increased our interest cost by approximately $0.1 million.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%. The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $4.2 million at April 3, 2009. The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 3, 2009, approximately 71% of our sales were derived from operations outside the U.S., with approximately 67% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, income before income taxes for the three months ended April 3, 2009, would have increased by $1.5 million.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of April 3, 2009, we had copper and nickel futures contracts with notional values of $2.6 million that were in an unrealized loss position of $1.1 million. We have not elected hedge accounting for these futures contracts, and therefore changes in their fair value are included in net income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

In April 1999 the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of

Massachusetts. This matter had been brought on behalf of a class of retirees of one of the subsidiary’s divisions relating to retiree health care obligations. On June 15, 2005, a motion was filed seeking an order that certain of the features of the plan as implemented by the Company were in violation of the Settlement Agreement. On December 16, 2008, the parties executed a Memorandum of Understanding, memorializing the principal terms of a new settlement agreement that will resolve the litigation in its entirety. As a result of the parties’ efforts in this regard, the case has been removed from the trial calendar, pending the filing of a final settlement agreement with the court. The subsidiary is actively negotiating the Amended and Restated Settlement Agreement, which will supersede and replace the Stipulation and Agreement of Settlement and Dismissal of Claims entered into by the parties on November 30, 1998. At April 3, 2009, the Company’s consolidated balance sheet includes an accumulated post retirement benefit obligation of $2.4 million for this matter.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
10.1	Employment Agreement between Colfax Corporation and William E. Roller*

10.2	Amendment to the Employment Agreement between Colfax Corporation and William E. Roller*

10.3	Employment Agreement between Colfax Corporation and Mario E. DiDomenico*

10.4	Amendment to the Employment Agreement between Colfax Corporation and Mario E. DiDomenico*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These agreements are being filed at this time due to the determination by the registrant during the period covered by this report that these individuals are named executive officers of the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:	Colfax Corporation

By:

/s/ JOHN A. YOUNG	President and Chief Executive Officer (Principal Executive Officer)	May 7, 2009
John A. Young

/s/ G. SCOTT FAISON	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2009
G. Scott Faison