Form 10-Q
period 2009-07-03
Colfax CORP
filed 2009-08-04
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended July 3, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 3, 2009, there were 43,229,104 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Net sales	$129,185	$161,431	$265,508	$292,082
Cost of sales	84,630	104,654	172,938	187,127

Gross profit	44,555	56,777	92,570	104,955
Initial public offering related costs	-	57,017	-	57,017
Selling, general and administrative expenses	28,586	35,776	58,112	64,283
Research and development expenses	1,680	1,571	3,087	2,952
Restructuring and other related charges	486	-	1,147	-
Asbestos liability and defense costs (income)	1,482	(715)	3,127	(437)
Asbestos coverage litigation expenses	4,027	3,970	6,993	7,109

Operating income (loss)	8,294	(40,842)	20,104	(25,969)
Interest expense	1,786	3,236	3,632	7,733

Income (loss) before income taxes	6,508	(44,078)	16,472	(33,702)
Provision (benefit) for income taxes	2,142	(12,679)	5,245	(9,101)

Net income (loss)	$4,366	$(31,399)	$11,227	$(24,601)

Net income (loss) per share—basic and diluted	$0.10	$(1.01)	$0.26	$(0.99)

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

	July 3,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,047	$28,762
Trade receivables, less allowance for doubtful accounts of $3,220 and $2,486	87,267	101,064
Inventories, net	81,561	80,327
Deferred income taxes, net	6,271	6,327
Asbestos insurance asset	26,178	26,473
Asbestos insurance receivable	35,351	36,371
Prepaid and other current assets	15,566	15,533
Total current assets	290,241	294,857
Deferred income taxes, net	53,320	53,428
Property, plant and equipment, net	91,649	92,090
Goodwill	166,165	165,530
Intangible assets, net	11,758	13,516
Long-term asbestos insurance asset	271,390	277,542
Deferred loan costs, pension and other assets	15,584	16,113
	$900,107	$913,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and notes payable	$6,510	$5,420
Accounts payable	37,283	52,138
Accrued asbestos liability	28,260	28,574
Accrued payroll	17,597	19,162
Accrued taxes	9,667	11,457
Other accrued liabilities	41,254	37,535
Total current liabilities	140,571	154,286
Long-term debt, less current portion	87,727	91,701
Long-term asbestos liability	320,271	328,684
Pension and accrued post-retirement benefits	128,438	130,188
Deferred income tax liability	7,309	7,685
Other liabilities	32,357	33,601
Total liabilities	716,673	746,145
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 43,229,104 and 43,211,026	43	43
Additional paid-in capital	401,497	400,259
Retained deficit	(102,074)	(113,301)
Accumulated other comprehensive loss	(116,032)	(120,070)
Total shareholders’ equity	183,434	166,931
	$900,107	$913,076

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities:
Net income (loss)	$11,227	$(24,601)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	6,911	7,650
Noncash stock-based compensation	1,238	10,315
Write off of deferred loan costs	-	4,614
Amortization of deferred loan costs	338	607
(Gain) loss on sale of fixed assets	(12)	47
Deferred income taxes	(820)	(18,935)
Changes in operating assets and liabilities:
Trade receivables	14,608	(8,314)
Inventories	(653)	(19,562)
Accounts payable and accrued liabilities, excluding asbestos-related accrued expenses	(19,903)	(4,915)
Other current assets	(849)	485
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	4,721	(9,591)
Changes in other operating assets and liabilities	1,126	5,241

Net cash provided by (used in) operating activities	17,932	(56,959)

Cash flows from investing activities:
Purchases of fixed assets	(5,886)	(9,053)
Proceeds from sale of fixed assets	72	23
Net cash used in investing activities	(5,814)	(9,030)

Cash flows from financing activities:
Borrowings under term credit facility	-	100,000
Payments under term credit facility	(2,500)	(206,528)
Proceeds from borrowings on revolving credit facilities	-	28,185
Repayments of borrowings on revolving credit facilities	-	(28,158)
Payments on capital leases	(363)	(187)
Payments for deferred loan costs	-	(2,863)
Proceeds from the issuance of common stock, net of offering costs	-	193,020
Dividends paid to preferred shareholders	-	(38,546)
Net cash (used in) provided by financing activities	(2,863)	44,923

Effect of exchange rates on cash	30	106

Increase (decrease) in cash and cash equivalents	9,285	(20,960)
Cash and cash equivalents, beginning of period	28,762	48,093
Cash and cash equivalents, end of period	$38,047	$27,133

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

2. General

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and according to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The accompanying balance sheet information as of December 31, 2008 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009. Subsequent events were evaluated through August 4, 2009, the date these financial statements were issued.

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

The results of operations for the three and six months ended July 3, 2009 are not necessarily indicative of the results of operations that may be achieved for the full year. Information for quarterly periods is affected by seasonal variations in our fluid handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season. Further, general economic conditions as well as backlog levels may impact future periods.

3. Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The FSP is effective for interim periods ending after June 15, 2009. The Company adopted FSP SFAS 107-1 and APB 28-1 and has provided the additional disclosures required. See Note 12.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective in the third quarter of 2009 and will have no impact on the Company’s consolidated financial position or results of operations.

4. Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Warranty activity for the six months ended July 3, 2009 and June 27, 2008 consisted of the following:

	Six Months Ended
	July 3,	June 27,
	2009	2008

Warranty liability at beginning of the period	$3,108	$2,971
Accrued warranty expense, net of adjustments	860	710
Cost of warranty service work performed	(370)	(519)
Foreign exchange translation effect	45	119

Warranty liability at end of the period	$3,643	$3,281

5. Income Taxes

For the three and six months ended July 3, 2009, the Company earned approximately $6.5 million and $16.5 million, respectively, before taxes and had $2.1 million and $5.2 million, respectively, of income tax expense. The effective tax rates of 32.9% and 31.8%, respectively, for the three and six months ended July 3, 2009 represent the estimated annual tax rate for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete items or changes in tax law. These effective tax rates differ from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28.0% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax benefit liability.

For the three and six months ended June 27, 2008, the Company had losses before income taxes of $44.1 million and $33.7 million, respectively and had income tax benefits of $12.7 million and $9.1 million, respectively. These effective tax rates of 28.8% and 27.0% were lower than the U.S. statutory rate primarily due to an $11.8 million payment to reimburse certain selling shareholders for underwriting discounts that are not deductible for tax purposes, offset in part by an expected lower overall rate on normal operations due to reductions in the German corporate tax rates in 2008, other foreign tax rates that are lower than the U.S. tax rate, and changes in overall profitability.

The Company is subject to income tax in the U.S., state and international locations. The Company’s significant operations outside the U.S. are located in Germany and Sweden. In Sweden tax years from 2003 to 2008 and in Germany tax years 2003 and 2006 to 2008 remain subject to examination. In the U.S., tax years from 2005 and beyond generally remain open for examination by U.S. and state tax authorities as well as tax years ending in 1997, 1998, 2000 and 2003 that have U.S. net operating loss tax attributes that have been carried forward to open tax years or are available to be carried forward to future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months from zero to $1.1 million.

6. Restructuring and Other Related Charges

The Company has initiated a series of restructuring actions during 2009 in response to current and expected future economic conditions. As a result, the Company recorded pre-tax restructuring and related costs of $0.5 million and $1.1 million for three and six month periods ended July 3, 2009, respectively. As of July 3, 2009, we have reduced our company-wide workforce by approximately 150 associates from December 31, 2008. Additionally, 628 associates participate in a German government-sponsored furlough program in which the government pays the wage-related costs of workers that work less than a full work week. We expect to incur an additional $0.3 million of social costs and taxes for employees participating in the furlough program during the second half of 2009. We have also closed a repair facility in Aberdeen, NC.

We recognize termination benefits as they are incurred over the remaining expected future service period. We record asset impairment charges to reduce the carrying amount of long-lived assets that will be sold or disposed of to their estimated fair values. A summary of restructuring activity for the six months ended July 3, 2009 is shown below.

	Six Months Ended		Reserve
	July 3, 2009		Balance at
	Provisions	Payments	July 3, 2009
Restructuring Charges:
Termination benefits	$752	$(645)	$107
Other charges	225	(225)	-
Total Restructuring	977	$(870)	$107

Other Related Charges:
Asset impairment charges	170

Total Restructuring and Other Related Charges	$1,147

By the end of 2009, we expect to close an additional facility in Sanford, NC and move the production operations to the Company’s facilities in Charlotte, NC and Columbia, Ky. Cash expenses associated with the facility closing are expected to be approximately $2.3 million ($1.4 million after tax or $0.03 per share). The Company anticipates recognizing these charges in 2009. Of the total cash expenses, severance and other employee termination-related costs are expected to be approximately $1.1 million and employee and equipment relocation costs are expected to be approximately $1.2 million. The fair value of the facility and equipment are currently being evaluated which may result in the recognition of noncash asset impairment charges in the third quarter of 2009.

7. Earnings per Share

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$4,366	$(31,399)	$11,227	$(24,601)
Dividends on preferred stock	-	(3,492)	-	(3,492)
Income (loss) available to common shareholders	$4,366	$(34,891)	$11,227	$(28,093)

Denominator:
Weighted-average shares of common stock outstanding – basic	43,221,555	34,525,984	43,216,233	28,311,879
Net income (loss) per share - basic	$0.10	$(1.01)	$0.26	$(0.99)

Weighted-average shares of common stock outstanding - basic	43,221,555	34,525,984	43,216,233	28,311,879
Net effect of potentally dilutive securities (1)	24,435	-	21,623	-
Weighted-average shares of common stock outstanding - diluted	43,245,990	34,525,984	43,237,856	28,311,879
Net income (loss) per share - diluted	$0.10	$(1.01)	$0.26	$(0.99)

 (1)   Potentially dilutive securities consist of options and restricted stock units.

In the three and six months ended July 3, 2009, respectively, approximately 1.5 million and 0.7 million potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive. In the three and six months ended June 27, 2008, 0.6 million potentially dilutive stock options and restricted stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.

8. Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

Net income (loss)	$4,366	$(31,399)	$11,227	$(24,601)
Other comprehensive income (loss):
Foreign currency translation, net of tax	8,876	160	1,621	4,057
Unrecognized pension and post-retirement benefit plan costs, net of tax	616	431	1,216	862
Unrecognized gains (losses) on hedging activities, net of tax	311	(722)	1,201	(722)
Other comprehensive income (loss)	9,803	(131)	4,038	4,197
Comprehensive income (loss)	$14,169	$(31,530)	$15,265	$(20,404)

9. Inventories

Inventories consisted of the following:

	July 3,	December 31,
	2009	2008

Raw materials	$32,456	$34,074
Work in process	36,114	33,691
Finished goods	23,937	21,600

	92,507	89,365
Less-Customer progress billings	(3,095)	(2,115)
Less-Allowance for excess, slow-moving and obsolete inventory	(7,851)	(6,923)

	$81,561	$80,327

10. Net Periodic Benefit Cost – Defined Benefit Plans

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans for periods presented.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

Pension Benefits - U.S. Plans
Service cost	$-	$-	$-	$-
Interest cost	3,470	3,576	6,940	7,151
Expected return on plan assets	(4,566)	(4,774)	(9,132)	(9,549)
Amortization	702	585	1,404	1,170

Net periodic benefit credit	$(394)	$(613)	$(788)	$(1,228)

Pension Benefits - Non U.S. Plans
Service cost	$297	$251	$570	$542
Interest cost	1,115	887	2,161	1,934
Expected return on plan assets	(313)	(224)	(539)	(478)
Amortization	176	106	350	226

Net periodic benefit cost	$1,275	$1,020	$2,542	$2,224

Other Post-Retirement Benefits
Service cost	$-	$-	$-	$-
Interest cost	131	108	262	215
Amortization	88	37	176	75

Net periodic benefit cost	$219	$145	$438	$290

11. Share-Based Payments

During the first quarter of 2009, the Company granted 336,096 performance-based restricted stock units to selected executives and key employees. The vesting of the stock units is based on whether the Company achieves the performance criterion for the year ending December 31, 2009, established by the Compensation Committee of the Board of Directors. If the performance criterion is satisfied, the units are subject to additional time vesting requirements, by which units will vest fully in two equal installments on the fourth and fifth anniversary of the grant date, provided the individual remains an employee during this period. The Company no longer believes it is probable that the performance criterion will be achieved and accordingly, no compensation expense for these units has been recognized in the six months ended July 3, 2009.

In the three months ended July 3, 2009, there were 51,723 director restricted stock units granted at a fair value of $8.12 per unit on the date of grant. Unrecognized compensation cost of $0.4 million for these units is expected to be recognized over a period of 2.9 years.

12. Financial Instruments

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

 Interest rate swaps and other derivative contracts are recognized on the balance sheet as assets and liabilities, measured at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, fair value hierarchy. For transactions in which we are hedging the variability of cash flows, changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss) (AOCI), to the extent they are effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. Changes in the fair value of derivatives not designated as hedges are recognized currently in earnings.

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%. The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively, and expires on June 29, 2012. The fair values of the swap agreement were liabilities of $3.7 million at July 3, 2009 and $5.0 million at December 31, 2008, and are recorded in “Other long-term liabilities” on the consolidated balance sheets. The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. There has been no ineffectiveness related to this arrangement since its inception. During the three and six months ended July 3, 2009, $0.7 million and $1.4 million of losses on the swap were reclassified from AOCI to interest expense. At July 3, 2009, the Company expects to reclassify $2.7 million of net losses on the interest rate swap from accumulated other comprehensive income to earnings during the next twelve months.

The Company had copper and nickel futures contracts with notional values of $1.7 million at July 3, 2009 and $3.6 million at December 31, 2008. The fair values of the contracts were liabilities of $0.4 million at July 3, 2009 and $2.1 million at December 31, 2008, and are recorded in “Other accrued liabilities” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings. For the three and six months ended July 3, 2009, respectively, the consolidated statements of operations include $0.7 million and $1.6 million of unrealized gains as a result of changes in the fair value of these commodity contracts. For the three and six months ended June 28, 2008, respectively, the consolidated statements of operations include $0.2 million of unrealized losses and $0.4 million of unrealized gains as a result of changes in the fair value of these commodity contracts. Realized losses on these commodity contracts of $0.3 million and $0.7 million were recognized in the three and six months ended July 3, 2009, respectively, and less than $0.1 million of realized gains were recognized in the both the three and six months ended June 27, 2008.

The Company had foreign currency contracts with notional values of $11.0 million at July 3, 2009 and $16.5 million at December 31, 2008. The fair values of the contracts were assets of $0.1 million at July 3, 2009 and $1.1 million at December 31, 2008, and are recorded in “Other current assets” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings. For the three and six months ended July 3, 2009, respectively, the consolidated statements of operations include $0.1 million of unrealized gains and $0.9 million of unrealized losses as a result of changes in the fair value of these contracts. The consolidated statements of operations include less than $0.1 million of unrealized losses for both the three and six months ended June 27, 2008, respectively, as a result of changes in the fair value of these contracts. Realized gains on these contracts of $0.2 million and $0.4 million were recognized in the three and six months ended July 3, 2009, respectively, and less than $0.1 million of realized losses were recognized in both the three and six months ended June 27, 2008.

13. Commitments and Contingencies

Asbestos Liabilities and Insurance Assets

Two of our subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. Of the 29,279 pending claims, approximately 7,500 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,000 of such claims have been brought in the Supreme Court of New York County, New York; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,600 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

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

Claims activity related to asbestos is as follows(1):

	Six Months Ended
	July 3,	June 27,
	2009	2008

Claims unresolved at the beginning of the period	35,357	37,554
Claims filed(2)	1,776	2,390
Claims resolved(3)	(7,854)	(3,324)

Claims unresolved at the end of the period	29,279	36,620

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
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

The Company has established reserves of $348.5 million and $357.3 million as of July 3, 2009 and December 31, 2008, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years. It has also established recoverables of $297.6 million and $304.0 million as of July 3, 2009 and December 31, 2008, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the Company’s expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $51.0 million and $53.3 million as of July 3, 2009 and December 31, 2008, respectively. In addition the Company has recorded a receivable for liability and defense costs it had previously paid in the amount of $35.4 million and $36.4 million as of July 3, 2009 and December 31, 2008, respectively, for which insurance recovery is deemed probable. The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset” while the receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” in the accompanying condensed consolidated balance sheets.

The expense related to these liabilities and legal defense was $1.5 million and $3.1 million, net of estimated insurance recoveries, for the three and six months ended July 3, 2009, respectively, compared to income of $0.7 million and $0.4 million for the three and six months ended June 27, 2008, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers was $4.0 million and $7.0 million for the three and six months ended July 3, 2009, respectively, compared to $4.0 million and $7.1 million for the three and six months ended June 28, 2008, respectively.

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

Guarantees

At July 3, 2009, there were $14.2 million of letters of credit outstanding.  Additionally, at July 3, 2009, we had issued $9.4 million of bank guarantees securing primarily customer prepayments, performance, and product warranties in our European and Asian operations.

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

In April 1999, the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the subsidiary’s divisions relating to retiree health care obligations.  On June 15, 2005, a motion was filed seeking an order that certain of the features of the plan as implemented by the Company were in violation of the settlement agreement. On December 16, 2008, the parties executed a Memorandum of Understanding, memorializing the principal terms of a new settlement agreement that will resolve the litigation in its entirety.  As a result of the parties’ efforts in this regard, the case has been removed from the trial calendar, pending the filing of a final settlement agreement with the court.  A final settlement agreement was signed on July 17, 2009 which will supersede and replace the Stipulation and Agreement of Settlement and Dismissal of Claims entered into by the parties on November 30, 1998. The parties will seek preliminary approval from the court of the settlement agreement and thereafter proceed to a fairness hearing.  At July 3, 2009, the Company’s consolidated balance sheet includes an accumulated post retirement benefit obligation of $2.4 million for this matter.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global economic downturn as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	others risks and factors, listed under the “Risk Factors” section of this Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

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

Outlook

The economic downturn had a significant impact our sales and cash flow in the second quarter of 2009.  In addition, our order rates are down significantly and if current economic conditions continue, our business results will continue to be negatively affected.  We will continue to monitor global economic conditions and presently expect the following market conditions in 2009:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction, although we expect new orders to be significantly lower than in the past two years and we are also likely to have additional order cancellations. We expect sales to grow primarily from existing orders, but at a lower growth rate than we experienced in the first half of 2009. We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.

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

•
In the general industrial market, we expect that global infrastructure development will drive capital investment over the long term and will benefit local suppliers as well as international exporters of fluid handling equipment. However, demand has softened across the board and has declined significantly in several portions of this market, including chemical, building products, diesel engine, waste water, machinery support and distribution, primarily in Europe and North America.

Based on declining orders and our culture of continuous improvement, we initiated a series of restructuring actions during 2009 to better position the Company’s cost structure for future periods. As a result, the Company recorded pre-tax restructuring and other related costs of $0.5 million and $1.1 million for three and six month periods ended July 3, 2009, respectively. As of July 3, 2009, we have reduced our company-wide workforce by approximately 150 associates from December 31, 2008.  Additionally, 628 associates participate in a German government-sponsored furlough program in which the government pays the wage-related costs of workers that work less than a full work week.  We closed a repair facility in Aberdeen, NC and by the end of 2009, expect to close an additional facility in Sanford, NC and move the production operations to two of our other facilities.  We continue to monitor our order rates and will adjust our manufacturing capacity and cost structure as demand warrants.

Key Performance Measures

The discussion of our results of operations that follows focuses on some of the key financial measures that we use to evaluate our business. We evaluate growth using several measures described below, including net sales, orders and order backlog. Our sales growth is affected by many factors, particularly the impact of acquisitions, the impact of fluctuating foreign exchange rates and growth in our existing businesses. To facilitate the comparison between reporting periods, we describe the impact of each of these three factors, to the extent they impact the periods presented, on our sales growth below in tabular format under the heading “Sales and Orders.”

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

Results of Operations

Items Affecting Comparability of Reported Results

Our results for the six months ended July 3, 2009 include the impact of two additional business days as compared to the six months ended June 27, 2008. The second quarter of 2009 had two fewer business days as compared to 2008.  The fourth quarter of 2009 will have four fewer business days than the fourth quarter of 2008. The comparability of our operating results for the three and six months ended July 3, 2009 and June 27, 2008 is affected by the following significant items:

Foreign Currency Fluctuations

A significant portion of our sales, approximately 64% and 67%, respectively, for the three and six months ended July 3, 2009, is denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and is quantified, when significant, in our discussion of the results of our operations.

Restructuring and Other Related Charges

Our results for the three and six months ended July 3, 2009 include $0.5 million and $1.1 million, respectively, of restructuring and other related charges incurred to better position the Company’s cost structure for future periods.

IPO-related Costs

Results for the three and six months ended June 27, 2008 include $57.0 million of nonrecurring costs associated with our initial public offering in May 2008.

Legacy Legal Adjustment

Selling, general and administrative expenses for the three and six months ended June 27, 2008 include a $4.1 million charge to legacy legal reserves related to a non-asbestos legal matter that was settled in the third quarter of 2008.

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

The table below presents asbestos-related expense for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Amounts in millions)	2009	2008	2009	2008

Asbestos liability and defense costs (income)	$1.5	$(0.7)	$3.1	$(0.4)
Asbestos coverage litigation expenses	4.0	4.0	7.0	7.1
Asbestos-related expense	$5.5	$3.3	$10.1	$6.7

Asbestos liability and defense costs were $1.5 million and $3.1 million for the three and six months ended July 3, 2009, respectively, compared to income of $0.7 million and $0.4 million for the three and six months ended June 27, 2008, respectively. The increase in asbestos liability and defense costs for the three and six months ended July 3, 2009 relates primarily to two items: (i) the receipt of $0.9 million in the first quarter of 2008 from an insurer previously considered insolvent, which resulted in a gain in that period and (ii) an increase to the insurance receivable in the second quarter of 2008 based upon an acknowledgement by an insurer of additional solvent coverage.

Legal costs related to the subsidiaries’ action against their asbestos insurers were $4.0 million and $7.0 million for the three and six months ended July 3, 2009, respectively, compared to $4.0 million and $7.1 million for the three and six months ended June 27, 2008, respectively. See Note 13 to our Condensed Consolidated Financial Statements for a further discussion of recent developments in asbestos litigation.

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

The following tables present components of our sales and order growth, as well as sales by fluid handling product for the periods indicated:

	Sales		Orders
(Amounts in millions)	$	%	$	%

Three Months Ended June 27, 2008	$161.4		$188.8

Components of Growth:
Existing Businesses	(16.4)	(10.2)%	(72.3)	(38.3)%
Foreign Currency Translation	(15.8)	(9.8)%	(12.4)	(6.6)%
Total Growth	(32.2)	(20.0)%	(84.7)	(44.9)%
Three Months Ended July 3, 2009	$129.2		$104.1

	Sales		Orders		Backlog at
(Amounts in millions)	$	%	$	%	Period End

Six Months Ended June 27, 2008	$292.1		$369.1		$384.0

Components of Growth:
Existing Businesses	7.0	2.4%	(118.2)	(32.0)%	(63.8)	(16.6)%
Foreign Currency Translation	(33.6)	(11.5)%	(26.0)	(7.0)%	(27.9)	(7.3)%
Total Growth	(26.6)	(9.1)%	(144.2)	(39.1)%	(91.7)	(23.9)%
Six Months Ended July 3, 2009	$265.5		$224.9		$292.3

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Amounts in millions)	2009	2008	2009	2008
Net Sales by Product:
Pumps, including aftermarket parts and service	$108.2	$139.7	$229.6	$255.9
Systems, including installation service	18.8	18.3	31.3	29.0
Valves	1.8	2.2	3.4	3.9
Other	0.4	1.2	1.2	3.3

Total net sales	$129.2	$161.4	$265.5	$292.1

As detailed above, for the three months ended July 3, 2009, sales from existing businesses were down 10.2%, primarily due to a significant decline in sales volume in the general industrial and power generation end markets, as well as customer requested project delays.  The decline in the general industrial market results from the global economic downturn, while the power generation market decline is primarily the result of project timing.  For the six month period, sales from existing businesses increased 2.4%, as increased sales volume in the commercial marine, global navy and oil and gas end markets were substantially offset by declines in the general industrial and power generation end markets, as well as customer requested project delays. The decline in the general industrial market results from the global economic downturn, while the power generation decline is primarily the result of project timing.  Foreign currency translation negatively impacted sales and orders for both the three and six month periods ending July 3, 2009, primarily due to the strengthening of the U.S. dollar against the Euro.

Orders, net of cancellations, from existing businesses for the three and six months ended July 3, 2009 declined 38.3% and 32.0%, respectively, over the comparable period in the prior year.  In both periods, the declines in orders from existing businesses were primarily attributable to a significant decline in demand in the commercial marine and general industrial end markets.  We experienced commercial marine project cancellations of approximately $9 million and $15 million for the three and six months ended July 3, 2009, respectively, as a result of the economic downturn.  Backlog as of July 3, 2009 of $292.3 million decreased $63.8 million, or 16.6%, excluding the impact of foreign currency translation, as compared to $384.0 million at June 27, 2008. Since April 3, 2009, backlog decreased $26.6 million, or 8.7%, excluding the impact of foreign currency translation which had a positive impact of $13.2 million.

Gross Profit

The following table presents our gross profit figures for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Amounts in millions)	2009	2008	2009	2008

Gross Profit	$44.6	$56.8	$92.6	$105.0
Gross Profit Margin	34.5%	35.2%	34.9%	35.9%

Gross profit decreased $12.2 million to $44.6 million for the three months ended July 3, 2009. Gross profit from existing businesses decreased $6.7 million, with an additional $5.5 million negative impact of foreign exchange rates. Gross profit margin decreased 70 basis points to 34.5% for the three months ended July 3, 2009 from 35.2% for the three months ended June 27, 2008. The margin decline was primarily driven by decreased production resulting in lower absorption of fixed manufacturing costs.  Our aggressive cost reduction efforts helped to minimize the impact of lower revenues in the quarter.

Gross profit for the six months ended July 3, 2009 decreased $12.4 million to $92.6 million, primarily due to a $12.1 million negative impact of foreign exchange rates. The margin decline was primarily driven by decreased production resulting in lower absorption of fixed manufacturing costs which more than offset favorable pricing and product mix in the commercial marine and general industrial markets.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Amounts in millions)	2009	2008	2009	2008

SG&A Expenses	$28.6	$35.8	$58.1	$64.3
SG&A Expenses as a percentage of sales	22.1%	22.2%	21.9%	22.0%

Selling, general and administrative expenses decreased $7.2 million to $28.6 million for the three months ended July 3, 2009 compared to $35.8 million for the three months ended June 27, 2008. The impact of foreign exchange rates reduced SG&A expenses by $3.1 million.  Excluding this impact, selling, general and administrative expenses for the three months ended July 3, 2009 were $4.1 million lower than the prior year period, primarily due to lower charges for legacy legal matters.  In addition, unrealized income on raw material futures and foreign currency contracts for which we did not elect hedge accounting was $1.1 million higher than the prior year quarter.  Higher costs associated with becoming a public company of $0.8 million, including $0.4 million of additional stock compensation expense, were partially offset by lower commission expense of $0.6 million.

Selling, general and administrative expenses decreased $6.2 million to $58.1 million for the six months ended July 3, 2009 compared to $64.3 million for the six months ended June 27, 2008, due primarily to the impact of foreign exchange rates.  An additional $2.4 million of professional fees and other costs associated with becoming a public company, including $1.0 million of higher stock compensation costs, and increased selling expenses of $1.2 million were offset by lower charges for legacy legal matters.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(Amounts in millions)	2009	2008	2009	2008

Operating income (loss)	$8.3	$(40.8)	$20.1	$(26.0)
Operating margin	6.4%	(25.3)%	7.6%	(8.9)%

Operating income for the three months ended July 3, 2009 increased $49.1 million to $8.3 million from a loss of $40.8 million for the three months ended June 27, 2008. This increase was primarily due to the absence of $57.0 million of initial public offering-related costs incurred in the second quarter of 2008. The impact of foreign exchange rates reduced operating income by $2.3 million.  Excluding these impacts, operating income was $5.6 million lower than the prior year quarter, with lower gross profit from existing businesses and higher legacy asbestos expenses partially offset by lower SG&A expenses.

Operating income for the six months ended July 3, 2009 increased $46.1 million to $20.1 million from a loss of $26.0 million for the six months ended June 27, 2008. This increase was primarily due to the absence of $57.0 million of initial public offering-related costs incurred in the second quarter of 2008.  The impact of foreign exchange rates reduced operating income by $5.6 million.  Excluding these impacts, operating income was $5.4 million lower than the six months ended June 27, 2008, primarily due to higher legacy asbestos expenses and restructuring charges incurred in the current-year period.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense for the three months ended July 3, 2009 decreased $1.5 million to $1.8 million from $3.2 million for the three months ended June 27, 2008.  The decrease was due to lower debt levels during the second quarter of 2009 compared to the same period in 2008 as a result of debt repayments of $105.4 million from a portion of the IPO proceeds in the second quarter of 2008.  An increase in the weighted-average interest rate on our variable rate borrowings from 5.3% for the three months ended June 27, 2008 to 5.6% for the three months ended July 3, 2009 contributed $0.1 million of additional interest expense.

Interest expense for the six months ended July 3, 2009 decreased $4.1 million to $3.6 million from $7.7 million for the six months ended June 27, 2008.  The decrease was primarily due to lower debt levels during 2009 compared to 2008 as a result of debt repayments of $105.4 million from a portion of the IPO proceeds in the second quarter of 2008.  A decrease in the weighted-average interest rate on our variable rate borrowings from 6.3% for the six months ended June 27, 2008 to 5.6% for the six months ended July 3, 2009 contributed approximately $0.4 million to the decrease in interest expense.

Provision for Income Taxes

The effective income tax rates for the three and six months ended July 3, 2009 were 32.9% and 31.8%, respectively. Our effective tax rates for the three and six months ended July 3, 2009 were lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax benefit liability.

The effective income tax rates for the three and six months ended June 27, 2008 were 28.8% and 27.0%, respectively. Our effective tax rates for the three and six months ended June 27, 2008 were lower than the U.S. federal statutory rate primarily due to a $11.8 million payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes, offset in part by an expected lower overall rate on normal operations due to reductions in the German corporate tax rates in 2008, other foreign tax rates that are lower than the U.S. tax rate and changes in overall profitability.

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

Borrowings

During the six months ended July 3, 2009, we made principal payments of $2.5 million on our Term A Note, leaving $93.8 million outstanding at the end of the period.  At July 3, 2009, the interest rate on the Term A Note was 2.56% inclusive of 2.25% margin and the annual commitment fee on our $150.0 million revolver was 0.4%. At July 3, 2009, there was $14.2 million outstanding on the letter of credit sub-facility, leaving approximately $136 million available under the revolver loan.  Of the total $136 million available, it is unlikely that we would be able to draw on Lehman Brothers’ $6.0 million commitment due to their bankruptcy and resulting default under the terms of the revolver.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under our credit agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. Our credit agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, our credit agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under our credit agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company believes it is in compliance with all such covenants as of July 3, 2009 and expects to be in compliance for the next 12 months.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Six Months Ended
	July 3,	June 27,
(Amounts in millions)	2009	2008

Net cash provided by (used in) operating activities	$17.9	$(57.0)

Purchases of fixed assets	(5.9)	(9.1)
Other sources, net	0.1	0.1

Net cash used in investing activities	$(5.8)	$(9.0)

Proceeds and repayments of borrowings, net	(2.5)	(106.5)
Net proceeds from IPO	-	193.0
Dividends paid to preferred shareholders	-	(38.5)
Payments made for loan costs	-	(2.9)
Other uses, net	(0.4)	(0.2)

Net cash (used in) provided by financing activities	$(2.9)	$44.9

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. Changes in significant operating cash flow items are discussed below.

•
Cash paid for asbestos liabilities (net of cash received from settlements with our asbestos insurance carriers), including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, was a significant cash outflow. For the six months ended July 3, 2009 and June 27, 2008 net cash paid for asbestos liabilities, net of insurance settlements received, was $5.4 million and $16.3 million, respectively.

•
Funding requirements of our defined benefit plans, including both pensions and other post-retirement benefits, can vary significantly among periods due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended July 3, 2009 and June 27, 2008, cash contributions for defined benefit plans were $2.0 million and $2.6 million, respectively.

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

•
Working capital, excluding the effect of foreign currency translation, increased $0.8 million from December 31, 2008 to July 3, 2009. A $14.6 million reduction in trade receivables was more than offset by a $14.8 million decrease in accounts payable and a $0.7 million increase in inventory.

•
Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the six months ended July 3, 2009 and June 27, 2008, net working capital as a percentage of annualized sales was 25.0% and 23.3%, respectively.

Investing activities consist primarily of purchases of fixed assets.

•
In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of revenues.

Financing cash flows consist primarily of borrowings and repayments of indebtedness, payment of dividends to shareholders and redemptions of stock.

•	During the six months ended July 3, 2009, we repaid $2.5 million of long-term borrowings.

•
Net IPO proceeds of $193.0 million were received in the first six months of 2008.  We used these proceeds to: (i) repay approximately $105.4 million of indebtedness outstanding under our credit facility existing at that time, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans.  The remainder of the proceeds was applied to working capital.

•	We paid approximately $2.9 million in deferred loan costs related to our new credit facility entered into in May 2008.

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

There have been no significant changes for the six months ended July 3, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

Recent Accounting Pronouncements

See Note 3 to our Condensed Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Information concerning market risk for the six months ended July 3, 2009 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at July 3, 2009 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements.  A hypothetical increase in the interest rate of 1.00% on the portion of our variable rate debt that is not hedged during the six months ended July 3, 2009 would have increased our interest cost by approximately $0.1 million.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $3.7 million at July 3, 2009.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended July 3, 2009, approximately 64.1% and 67.4%, respectively, of our sales were derived from operations outside the U.S., with approximately 60.9% and 64.2%, respectively, generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits increase or decrease, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, income before income taxes for the three and six months ended July 3, 2009, would have increased by $1.0 million and $2.5 million, respectively.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of July 3, 2009, we had copper and nickel futures contracts with notional values of $1.7 million that were in an unrealized loss position of $0.4 million. We have not elected hedge accounting for these futures contracts, and therefore changes in their fair value are included in net income.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part I, Item 1, Note 13, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  The following risk factor is provided to supplement and update the Risk Factors previously disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

Changes in the general economy, including the current global financial crisis and economic downturn, and the cyclical nature of our markets could harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy. Any sustained weakness in demand, downturn or uncertainty in the global economy could reduce our sales and profitability, and result in restructuring efforts. Restructuring efforts are inherently risky and we may not be able to predict the cost and timing of such actions accurately or properly estimate the impact on demand, if any.  We also may not be able to realize the anticipated savings we expected from restructuring activities.  The current global economic downturn may materially affect demand for our products and we may not be able to predict the effect on our results. In addition, our products are sold in many industries, some of which are cyclical and may experience periodic downturns. Cyclical weakness in the industries we serve could lead to reduced demand for our products and affect our profitability and financial performance.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

A summary of matters voted upon at our Annual Stockholders Meeting that was held on May 12, 2009 are listed below:

Election of Directors

Directors were elected to the Board of Directors until next year’s annual meeting and until their successors are duly elected and qualified.
Nominee	Votes For	Votes Against	Votes Abstained
Patrick W. Allender	42,116,686	115,070	87,624
C. Scott Brannan	42,122,224	109,432	87,724
Joseph O. Bunting III	42,163,473	68,283	87,624
Thomas S. Gayner	42,118,045	113,612	87,724
Rhonda L. Jordan	42,111,015	118,741	89,624
Clay Kiefaber	42,111,071	120,686	87,624
Mitchell P. Rales	42,150,112	85,555	83,714
Rajiv Vinnakota	42,102,247	127,429	89,705
John A. Young	42,177,278	58,388	83,714

Appointment of Independent Auditors

The appointment of Ernst & Young LLP as our independent auditors for 2009 was ratified by our stockholders as follows:

Votes For	Votes Against	Votes Abstained
42,073,484	148,230	97,666

Approval of Colfax Corporation’s Annual Incentive Plan

The Annual Incentive Plan was approved by our stockholders as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
37,218,497	501,337	96,366	4,503,181

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Colfax Corporation Annual Incentive Plan

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:                      Colfax Corporation

By:

/s/ John A. Young	President and Chief Executive Officer	August 4, 2009
John A. Young	(Principal Executive Officer)

/s/ G. Scott Faison	Senior Vice President, Finance and	August 4, 2009
G. Scott Faison	Chief Financial Officer
(Principal Financial and Accounting Officer)