Form 10-Q
period 2009-10-02
Colfax CORP
filed 2009-11-16
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended October 2, 2009

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

As of October 2, 2009, there were 43,229,104 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION
FORM 10-Q
INDEX

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Net sales	$128,545	$153,461	$394,053	$445,543
Cost of sales	82,339	98,983	255,277	286,110

Gross profit	46,206	54,478	138,776	159,433
Initial public offering related costs	-	-	-	57,017
Selling, general and administrative expenses	28,136	33,233	86,248	97,516
Research and development expenses	1,523	1,478	4,610	4,430
Restructuring and other related charges	9,608	-	10,755	-
Asbestos liability and defense income	(4,303)	(6,312)	(1,176)	(6,749)
Asbestos coverage litigation expenses	1,845	5,148	8,838	12,257

Operating income (loss)	9,397	20,931	29,501	(5,038)
Interest expense	1,834	1,951	5,466	9,684

Income (loss) before income taxes	7,563	18,980	24,035	(14,722)
Provision (benefit) for income taxes	2,188	5,329	7,433	(3,772)

Net income (loss)	$5,375	$13,651	$16,602	$(10,950)

Net income (loss) per share—basic and diluted	$0.12	$0.31	$0.38	$(0.43)

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

	October 2,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,833	$28,762
Trade receivables, less allowance for doubtful accounts of $3,125 and $2,486	89,601	101,064
Inventories, net	77,369	80,327
Deferred income taxes, net	6,496	6,327
Asbestos insurance asset	33,690	26,473
Asbestos insurance receivable	34,972	36,371
Prepaid and other current assets	15,093	15,533

Total current assets	308,054	294,857
Deferred income taxes, net	50,207	53,428
Property, plant and equipment, net	93,060	92,090
Goodwill	168,060	165,530
Intangible assets, net	12,553	13,516
Long-term asbestos insurance asset	376,676	277,542
Deferred loan costs, pension and other assets	16,594	16,113
	$1,025,204	$913,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$7,698	$5,420
Accounts payable	37,991	52,138
Accrued asbestos liability	36,696	28,574
Accrued payroll	20,562	19,162
Accrued taxes	5,115	11,457
Other accrued liabilities	46,678	37,535

Total current liabilities	154,740	154,286
Long-term debt, less current portion	85,236	91,701
Long-term asbestos liability	418,885	328,684
Pension and accrued post-retirement benefits	129,663	130,188
Deferred income tax liability	8,170	7,685
Other liabilities	31,885	33,601
Total liabilities	828,579	746,145
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and
outstanding 43,229,104 and 43,211,026	43	43
Additional paid-in capital	402,229	400,259
Retained deficit	(96,699)	(113,301)
Accumulated other comprehensive loss	(108,948)	(120,070)

Total shareholders’ equity	196,625	166,931
	$1,025,204	$913,076

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Nine Months Ended
	October 2,	September 26,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$16,602	$(10,950)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and fixed asset impairment charges	11,240	11,345
Noncash stock-based compensation	1,970	10,814
Write off of deferred loan costs	-	4,614
Amortization of deferred loan costs	507	769
(Gain) loss on sale of fixed assets	(33)	47
Deferred income taxes	1,731	(18,063)
Changes in operating assets and liabilities:
Trade receivables	15,885	(14,839)
Inventories	5,777	(17,290)
Accounts payable and accrued liabilities, excluding
asbestos-related accrued expenses	(14,821)	5,814
Other current assets	984	(1,996)
Change in asbestos liability and asbestos-related accrued
expenses, net of asbestos insurance asset and receivable	(5,384)	(5,464)
Changes in other operating assets and liabilities	(456)	4,508

Net cash provided by (used in) operating activities	34,002	(30,691)

Cash flows from investing activities:
Purchases of fixed assets	(7,779)	(13,329)
Acquisitions, net of cash received	(1,260)	-
Proceeds from sale of fixed assets	238	23
Net cash used in investing activities	(8,801)	(13,306)

Cash flows from financing activities:
Borrowings under term credit facility	-	100,000
Payments under term credit facility	(3,750)	(207,778)
Proceeds from borrowings on revolving credit facilities	-	28,185
Repayments of borrowings on revolving credit facilities	-	(28,158)
Payments on capital leases	(447)	(197)
Payments for deferred loan costs	-	(3,249)
Proceeds from the issuance of common stock, net of offering costs	-	193,020
Dividends paid to preferred shareholders	-	(38,546)
Net cash (used in) provided by financing activities	(4,197)	43,277

Effect of exchange rates on cash	1,067	556

Increase (decrease) in cash and cash equivalents	22,071	(164)
Cash and cash equivalents, beginning of period	28,762	48,093
Cash and cash equivalents, end of period	$50,833	$47,929

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

2. General

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and according to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The accompanying balance sheet information as of December 31, 2008 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.  Subsequent events were evaluated through November 16, 2009, the date these financial statements were issued.

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

The results of operations for the three and nine months ended October 2, 2009 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in our fluid handling business.  As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter.  Also, our European operations typically experience a slowdown during the July and August holiday season.  General economic conditions as well as backlog levels may, however, impact future seasonal variations. Our results for the nine months ended October 2, 2009 include the impact of three additional business days as compared to 2008.  The third quarter of 2009 had one additional business day compared to 2008. The fourth quarter of 2009 will have four fewer business days than the fourth quarter of 2008.

3. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting. The Company will be required to adopt the provisions of ASU No. 2009-13 prospectively beginning January 1, 2011.  Earlier retrospective application is permitted.  The Company is evaluating the effects of implementing the provisions of this new guidance.

4. Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Warranty activity for the nine months ended October 2, 2009 and September 26, 2008 consisted of the following:

	Nine Months Ended
	October 2,	September 26,
	2009	2008

Warranty liability at beginning of the period	$3,108	$2,971
Accrued warranty expense, net of adjustments	679	1,338
Cost of warranty service work performed	(493)	(1,128)
Foreign exchange translation effect	151	(49)

Warranty liability at end of the period	$3,445	$3,132

5. Income Taxes

For the three and nine months ended October 2, 2009, the Company earned approximately $7.6 million and $24.0 million, respectively, before taxes and had $2.2 million and $ 7.4 million, respectively, of income tax expense.  The effective tax rates of 28.9% and 30.9%, respectively, for the three and nine months ended October 2, 2009 represent the estimated annual tax rate for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete items or changes in tax law.

The effective tax rate for the three months ended October 2, 2009 differs from the U.S. statutory rate primarily due to international tax rates which are lower than the U.S. tax rate and the net effect of the realization of previously unrecognized tax benefits as well as other discrete items.  The effective tax rate for the nine months ended October 2, 2009 differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28.0% to 26.3% that is applied to our Swedish operations offset in part by a net increase to our valuation allowance and unrecognized tax benefit liability.

For the three and nine months ended September 26, 2008, the Company had effective tax expense (benefit) rates of 28.1% and (25.6)%. The effective tax expense rate for the three months ended September 26, 2008 was lower than the U.S. federal statutory rate primarily due to expected lower effective tax rates on normal operations in Germany and other international jurisdictions compared to the U.S. tax rate plus the net effect of the realization of previously unrecognized tax benefits. The lower effective tax (benefit) rate for the nine months ended September 26, 2008 compared to the U.S. federal statutory rate is primarily due to an $11.8 payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes offset in part by an expected lower overall rate on normal operations due to reductions in the German corporate tax rates in 2008, other international tax rates that are lower than the U.S. tax rate, changes in overall profitability and the net effect of the realization of previously unrecognized tax benefits.

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

6. Restructuring and Other Related Charges

The Company has initiated a series of restructuring actions during 2009 in response to current and expected future economic conditions. As a result, the Company recorded pre-tax restructuring and related costs of $9.6 million and $10.8 million for the three and nine month periods ended October 2, 2009, respectively. As of October 2, 2009, we have reduced our company-wide workforce by 230 associates from December 31, 2008.  Additionally, 628 associates participate in a German government-sponsored furlough program in which the government pays the wage-related costs of workers that work less than a full work week.  Payroll taxes and other employee benefits related to employees’ furlough time are included in restructuring costs. We expect to incur an additional $0.2 million of these costs during the fourth quarter of 2009.  We are currently implementing a voluntary termination program to convert a portion of the furloughed workforce to permanent headcount reductions.

During the second quarter of 2009, we closed a repair facility in Aberdeen, NC.  We recorded a non-cash impairment loss of $0.2 million to reduce the carrying value of this facility to its estimated fair value. Further, by the end of 2009, we expect to close our facility in Sanford, NC and move production to the Company’s facilities in Monroe, NC and Columbia, KY.  Cash expenses associated with the Sanford, NC facility closing are expected to be approximately $2.0 million of which $0.5 million was incurred in the third quarter of 2009, and the remaining costs are expected to be incurred in the fourth quarter of 2009. Of the total cash expenses, severance and other employee termination-related costs are expected to be approximately $0.9 million and employee and equipment relocation costs are expected to be approximately $1.1 million. During the three months ended October 2, 2009, we recorded $0.5 million of non-cash asset impairment charges to reduce the carrying value of the Sanford, NC facility’s building and equipment that will be sold or disposed of to their estimated fair values.

We recognize the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period.  Voluntary termination benefits are recognized as a liability and a loss when employees accept the offer and the amount can be reasonably estimated. We record asset impairment charges to reduce the carrying amount of long-lived assets that will be sold or disposed of to their estimated fair values. Fair values are estimated using observable inputs including third party appraisals and quoted market prices.

 A summary of restructuring activity for the nine months ended October 2, 2009 is shown below.

	Nine Months Ended October 2, 2009
			Foreign	Reserve
			Currency	Balance at
	Provisions	Payments	Translation	Oct. 2, 2009
Restructuring Charges:
Termination benefits (1)	$8,930	$(1,878)	$(5)	$7,047
Furlough charges (2)	959	(987)	28	-
Facility closure charges (3)	218	(218)	-	-
Total Restructuring Charges	10,107	$(3,083)	$23	$7,047

Other Related Charges:
Asset impairment charges (4)	648

Total Restructuring and Other Related Charges	$10,755

(1)	Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.
(4)	Includes asset impairment charges associated with the building and equipment at the Aberdeen, NC and Sanford, NC locations.

7. Earnings per Share

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$5,375	$13,651	$16,602	$(10,950)
Dividends on preferred stock	-	-	-	(3,492)
Income (loss) available to common shareholders	$5,375	$13,651	$16,602	$(14,442)

Denominator:
Weighted-average shares of common stock outstanding - basic	43,229,104	44,006,026	43,220,492	33,601,388
Net income (loss) per share - basic	$0.12	$0.31	$0.38	$(0.43)

Weighted-average shares of common stock outstanding - basic	43,229,104	44,006,026	43,220,492	33,601,388
Net effect of potentally dilutive securities (1)	95,891	60,892	53,685	-
Weighted-average shares of common stock outstanding - diluted	43,324,995	44,066,918	43,274,177	33,601,388
Net income (loss) per share - diluted	$0.12	$0.31	$0.38	$(0.43)

(1)	Potentially dilutive securities consist of options and restricted stock units.

In the three and nine months ended October 2, 2009, respectively, approximately 0.5 million and 0.6 million potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.  In the nine months ended September 26, 2008, 0.7 million potentially dilutive stock options and restricted stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.

8. Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Net income (loss)	$5,375	$13,651	$16,602	$(10,950)
Other comprehensive income (loss):
Foreign currency translation, net of tax	6,472	(8,033)	8,093	(3,976)
Unrecognized pension and post-retirement benefit
plan costs, net of tax	583	(871)	1,799	(9)
Unrecognized gains (losses) on hedging activities,
net of tax	29	(119)	1,230	(841)
Other comprehensive income (loss)	7,084	(9,023)	11,122	(4,826)
Comprehensive income (loss)	$12,459	$4,628	$27,724	$(15,776)

9. Inventories

Inventories consisted of the following:

	October 2,	December 31,
	2009	2008

Raw materials	$31,942	$34,074
Work in process	36,216	33,691
Finished goods	21,895	21,600

	90,053	89,365
Less-Customer progress billings	(4,197)	(2,115)
Less-Allowance for excess, slow-moving and obsolete inventory	(8,487)	(6,923)

	$77,369	$80,327

10. Net Periodic Benefit Cost – Defined Benefit Plans

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans for periods presented.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Pension Benefits - U.S. Plans
Service cost	$-	$-	$-	$-
Interest cost	3,470	3,576	10,410	10,727
Expected return on plan assets	(4,566)	(4,774)	(13,698)	(14,323)
Amortization	702	585	2,106	1,755

Net periodic benefit credit	$(394)	$(613)	$(1,182)	$(1,841)

Pension Benefits - Non U.S. Plans
Service cost	$285	$267	$855	$809
Interest cost	1,145	959	3,306	2,893
Expected return on plan assets	(277)	(232)	(816)	(710)
Amortization	187	87	537	313

Net periodic benefit cost	$1,340	$1,081	$3,882	$3,305

Other Post-retirement Benefits
Service cost	$-	$-	$-	$-
Interest cost	132	108	394	323
Amortization	88	37	264	112

Net periodic benefit cost	$220	$145	$658	$435

11. Financial Instruments

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

 Interest rate swaps and other derivative contracts are recognized on the balance sheet as assets and liabilities, measured at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. For transactions in which we are hedging the variability of cash flows, changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss) (AOCI), to the extent they are effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. Changes in the fair value of derivatives not designated as hedges are recognized currently in earnings.

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively, and expires on June 29, 2012. The fair values of the swap agreement were liabilities of $3.7 million at October 2, 2009 and $5.0 million at December 31, 2008, and are recorded in “Other long-term liabilities” on the consolidated balance sheets.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. There has been no ineffectiveness related to this arrangement since its inception.  During the three and nine months ended October 2, 2009, $0.7 million and $2.1 million of losses on the swap were reclassified from AOCI to interest expense.  At October 2, 2009, the Company expects to reclassify $2.5 million of net losses on the interest rate swap from accumulated other comprehensive income to earnings during the next twelve months.

The Company had copper and nickel futures contracts with notional values of $0.6 million at October 2, 2009 and $3.6 million at December 31, 2008. The fair values of the contracts were liabilities of $0.1 million at October 2, 2009 and $2.1 million at December 31, 2008, and are recorded in “Other accrued liabilities” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings.  For the three and nine months ended October 2, 2009, respectively, the consolidated statements of operations include $0.3 million and $1.9 million of unrealized gains as a result of changes in the fair value of these commodity contracts.  For the three and nine months ended September 26, 2008, respectively, the consolidated statements of operations include $0.8 million and $0.4 million of unrealized losses as a result of changes in the fair value of these commodity contracts.  Realized losses on these commodity contracts of $0.2 million and $0.9 million were recognized in the three and nine months ended October 2, 2009, respectively, and less than $0.1 million of realized gains were recognized in the both the three and nine months ended September 26, 2008.

The Company had foreign currency contracts with notional values of $8.5 million at October 2, 2009 and $16.5 million at December 31, 2008. The fair values of the contracts were assets of $0.2 million at October 2, 2009 and $1.1 million at December 31, 2008, and are recorded in “Other current assets” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings.  For the three and nine months ended October 2, 2009, respectively, the consolidated statements of operations include less than $0.1 million of unrealized gains and $0.8 million of unrealized losses as a result of changes in the fair value of these contracts.  The consolidated statements of operations include $0.1 million of unrealized losses for both the three and nine months ended September 26, 2008, respectively, as a result of changes in the fair value of these contracts.  Realized gains on these contracts of $0.4 million and $0.8 million were recognized in the three and nine months ended October 2, 2009, respectively. Realized losses of $0.1 million and $0.2 million were recognized in the three and nine months ended September 26, 2008, respectively.

12. Commitments and Contingencies

Asbestos Liabilities and Insurance Assets

Two of our subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. Of the 26,391 pending claims, approximately 4,800 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,100 of such claims have been brought in the Supreme Court of New York County, New York; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,100 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

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

Claims activity related to asbestos is as follows(1):

	Nine Months Ended
	October 2,	September 26,
	2009	2008

Claims unresolved at the beginning of the period	35,357	37,554
Claims filed(2)	2,512	3,282
Claims resolved(3)	(11,478)	(4,229)

Claims unresolved at the end of the period	26,391	36,607

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
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

A quarterly analysis of claims data including filing and dismissal rates, alleged disease mix, filing jurisdiction, as well as settlement values performed during the third quarter of 2009 resulted in the determination that the Company should revise its 15 year estimate of asbestos-related liability for pending and future claims.  As a result, the Company recorded an $11.6 million pretax charge in the third quarter of 2009, which was comprised of an increase to its asbestos-related liabilities of $111.3 million offset by expected insurance recoveries of $99.7 million.

Each subsidiary has separate, substantial insurance coverage resulting from the independent corporate history of each entity. In its evaluation of the insurance asset, the Company used different insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

For one of the subsidiaries, on October 14, 2009, the Delaware Court of Chancery ruled that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business.  Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the determination that defense costs are outside policy limits, the Company as of October 2, 2009, increased its future expected recovery percentage from 67% to 90% of asbestos-related costs following the exhaustion in the future of its primary and umbrella layers of insurance and recorded a pretax gain of $17.3 million. Presently, this subsidiary is having all of its liability and defense costs covered in full by its primary and umbrella insurance carrier, whose coverage may exhaust as early as the first quarter of 2010.  Presently no cost sharing or allocation agreement is in place with the Company’s excess insurers. In addition to the primary and umbrella insurance coverage, the subsidiary has a substantial amount of excess insurance coverage available to it from solvent carriers.

In 2003, the other subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos bodily injury claims asserted against it. Although none of the insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments. For this subsidiary it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. Based upon this ruling and upon a series of other favorable rulings regarding interpretation of certain policy provisions related to deductibles, the number of occurrences, the Company expects to recover approximately 88.5% of all liability and defense costs.

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

The Company has established reserves of $455.6 million and $357.3 million as of October 2, 2009 and December 31, 2008, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years. It has also established recoverables of $410.4 million and $304.0 million as of October 2, 2009 and December 31, 2008, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the Company’s expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $45.2 million and $53.3 million as of October 2, 2009 and December 31, 2008, respectively. In addition the Company has recorded a receivable for liability and defense costs it had previously paid in the amount of $35.0 million and $36.4 million as of October 2, 2009 and December 31, 2008, respectively, for which insurance recovery is deemed probable. The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset” while the receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” in the accompanying condensed consolidated balance sheets.

The income related to these liabilities and legal defense was $4.3 million and $1.2 million, net of estimated insurance recoveries, for the three and nine months ended October 2, 2009, respectively, compared to income of $6.3 million and $6.7 million for the three and nine months ended September 26, 2008, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers was $1.8 million and $8.8 million for the three and nine months ended October 2, 2009, respectively, compared to $5.1 million and $12.3 million for the three and nine months ended September 26, 2008, respectively.

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

Guarantees

At October 2, 2009, there were $14.2 million of letters of credit outstanding.  Additionally, at October 2, 2009, we had issued $12.2 million of bank guarantees securing primarily customer prepayments, performance, and product warranties in our European and Asian operations.

General Litigation

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set.  The subsidiary intends to continue to defend this matter vigorously. At October 2, 2009, the Company’s consolidated balance sheet includes a liability, reflected in “Other liabilities”, related to this matter of $9.5 million, which is unchanged from the prior period.

In April 1999, the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the subsidiary’s divisions relating to retiree health care obligations.  On June 15, 2005, a motion was filed seeking an order that certain of the features of the plan as implemented by the Company were in violation of the settlement agreement. On December 16, 2008, the parties executed a Memorandum of Understanding, memorializing the principal terms of a new settlement agreement that will resolve the litigation in its entirety.  As a result of the parties’ efforts in this regard, the case has been removed from the trial calendar, pending the filing of a final settlement agreement with the court.  A final settlement agreement was signed on July 17, 2009 which will supersede and replace the Stipulation and Agreement of Settlement and Dismissal of Claims entered into by the parties on November 30, 1998. The Court preliminarily approved the settlement agreement; final approval will be discussed at a fairness hearing currently scheduled for November 24, 2009.  At October 2, 2009, the Company’s consolidated balance sheet includes an accumulated post retirement benefit obligation of $2.4 million for this matter.

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

Outlook

The economic downturn had a significant impact our sales and operating profit through the third quarter of 2009. Our order rates are down significantly and if current economic conditions continue, our business results will continue to be negatively affected.  In addition, we have had project delivery push-outs as well as cancellations which are likely to continue until conditions improve. We will continue to monitor global economic conditions and presently expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction over the long term. We expect sales to grow in 2009 primarily from our beginning of the year backlog. We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.  We expect new orders to continue to be significantly lower than in the past two years and we are also likely to have additional order cancellations as well as delivery date extensions.

•
We expect activity within the crude oil market to remain favorable long term as capacity constraints and global demand drive further development of heavy oil fields, but we have been experiencing project delays. In pipeline applications, we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership.  In refinery applications, a reduction in capital investment by our customers continues to impact the demand for our products.

•
In the power generation industry, we expect activity in Asia and the Middle East to remain strong as economic growth and fundamental undersupply of power generation capacity continues to drive investment in energy infrastructure projects.  In the world’s developed economies, we expect efficiency improvements will continue to drive demand. Activity in this market is currently stable but we are experiencing delivery date push outs.

•
In the U.S., we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns. We expect both increased sales and orders in the near term.

•
In the general industrial market, we expect that global infrastructure development will drive capital investment over the long term and will benefit local suppliers as well as international exporters of fluid handling equipment. However, demand has softened across the board and has declined significantly in several portions of this market, including machinery support, building products, chemical, distribution, and waste water, primarily in Europe and North America.

Based on declining orders and our culture of continuous improvement, we initiated a series of restructuring actions during 2009 to better position the Company’s cost structure for future periods. As a result, the Company recorded pre-tax restructuring and other related costs of $9.6 million and $10.8 million for the three and nine month periods ended October 2, 2009, respectively. As of October 2, 2009, we have reduced our company-wide workforce by 230 associates from December 31, 2008.  Additionally, 628 associates participate in a German government-sponsored furlough program in which the government pays the wage-related costs of workers that work less than a full work week.  We are currently implementing a voluntary termination program to convert a portion of the furloughed workforce to permanent headcount reductions. We closed a repair facility in Aberdeen, NC and have announced our plan to close an additional facility in Sanford, NC and move the production operations to two of our other facilities, which we expect to complete by the end of 2009.  We expect to realize savings of approximately $16 million in 2009 from our restructuring activities to date.  We continue to monitor our order rates and will adjust our manufacturing capacity and cost structure as demand warrants.

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

Seasonality

We experience seasonality in our fluid handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

Results of Operations

Items Affecting Comparability of Reported Results

Our results for the nine months ended October 2, 2009 include the impact of three additional business days as compared to the nine months ended September 26, 2008. The third quarter of 2009 had one additional business day as compared to 2008.  The fourth quarter of 2009 will have four fewer business days than the fourth quarter of 2008. The comparability of our operating results for the three and nine months ended October 2, 2009 and September 26, 2008 is affected by the following significant items:

Acquisitions

Acquisitions affect our reported results and can make period to period comparisons of results difficult.  As a result, we disclose our sales growth between periods both from existing and acquired businesses.

On August 31, 2009, we completed the acquisition of PD-Technik Ingenieurbüro GmbH (“PD-Technik”), a provider of marine aftermarket related products and services located in Hamburg, Germany, for $1.3 million, net of cash acquired in the transaction.

Selling, general and administrative expenses for the three and nine months ended September 26, 2008 include $0.6 million of due diligence costs related to a potential acquisition that did not result in a purchase agreement.

Foreign Currency Fluctuations

A significant portion of our sales, approximately 66% and 67%, respectively, for the three and nine months ended October 2, 2009, is denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and are quantified, when significant, in our discussion of the results of our operations.

Restructuring and Other Related Charges

Our results for the three and nine months ended October 2, 2009 include $9.6 million and $10.8 million, respectively, of restructuring and other related charges incurred to better position the Company’s cost structure for future periods.

IPO-related Costs

Results for the nine months ended September 26, 2008 include $57.0 million of nonrecurring costs associated with our initial public offering in May 2008.

Legacy Legal Adjustment

Selling, general and administrative expenses for the nine months ended September 26, 2008 include a $4.1 million charge to legacy legal reserves related to a non-asbestos legal matter that was settled in the third quarter of 2008.

Asbestos-related (Income) Expense

Asbestos-related (income) expense includes all asbestos-related costs and is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period (“Asbestos liability and defense income”). It also includes legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries (“Asbestos coverage litigation expenses”).

The table below presents asbestos-related expense (income) for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Amounts in millions)	2009	2008	2009	2008

Asbestos liability and defense income	$(4.3)	$(6.3)	$(1.2)	$(6.7)
Asbestos coverage litigation expenses	1.8	5.1	8.8	12.3
Asbestos-related (income) expense	$(2.5)	$(1.2)	$7.7	$5.6

Asbestos liability and defense income was $4.3 million and $1.2 million for the three and nine months ended October 2, 2009, respectively, compared to income of $6.3 million and $6.7 million for the three and nine months ended September 26, 2008, respectively. The decrease in asbestos liability and defense income for the three and nine months ended October 2, 2009 relates primarily to a $17.3 million increase in the insurance asset as a result of a favorable court ruling and a determination that defense costs do not erode insurance limits, offset by an $11.6 million increase to the asbestos liability arising from a revision to our 15 year estimate of asbestos-related liabilities.  These two items recorded in the three months ended October 2, 2009, resulted in a net pretax gain of $5.7 million.  During 2008, the Company recorded pretax gains totaling $7.9 million resulting from a carrier acknowledging an additional $7.0 million of solvent coverage and the receipt of $0.9 million from an insurer previously considered insolvent.

Legal costs related to the subsidiaries’ action against their asbestos insurers were $1.8 million and $8.8 million for the three and nine months ended October 2, 2009, respectively, compared to $5.1 million and $12.3 million for the three and nine months ended September 26, 2008, respectively. Legal costs were higher in the prior year due to trial preparation efforts by one of our subsidiaries against a number of its insurers and former parent. The trial had been expected to begin in the fourth quarter of 2008 but has been delayed until the fourth quarter of 2009.  See Note 12 to our Condensed Consolidated Financial Statements for a further discussion of recent developments in asbestos litigation.

Sales and Orders

Our sales are affected by many factors including but not limited to acquisitions, fluctuating foreign exchange rates and growth (decline) in our existing businesses. To facilitate the comparison between reporting periods, we disclose the impact of each of these factors to the extent they impact the periods presented. The impact of foreign currency translation is the difference between sales from existing businesses valued at current-year foreign exchange rates and the same sales valued at prior-year foreign exchange rates. Sales growth (decline) from existing businesses excludes the impact of foreign exchange rate fluctuations, thus providing a measure of growth due to factors such as price, mix and volume.

Orders and order backlog are highly indicative of our future revenue and thus are key measures of anticipated performance. Orders consist of orders for products or services from our customers, net of cancellations, during a period. Order backlog consists of unfilled orders at the end of a period. The components of order growth are presented on the same basis as sales growth.

The following tables present components of the decline in our sales and orders, as well as sales by fluid handling product for the periods indicated:

	Sales		Orders
(Amounts in millions)	$	%	$	%

Three Months Ended September 26, 2008	$153.5		$173.8

Components of Change:
Existing Businesses	(18.4)	(12.0)%	(44.3)	(25.5)%
Acquisitions	0.5	0.3%	0.4	0.2%
Foreign Currency Translation	(7.1)	(4.6)%	(5.6)	(3.2)%
Total	(25.0)	(16.2)%	(49.5)	(28.5)%

Three Months Ended October 2, 2009	$128.5		$124.3

	Sales		Orders		Backlog at
(Amounts in millions)	$	%	$	%	Period End

Nine Months Ended September 26, 2008	$445.5		$542.9		$383.1

Components of Change:
Existing Businesses	(11.4)	(2.5)%	(162.6)	(29.9)%	(83.9)	(21.9)%
Acquisitions	0.5	0.1%	0.4	0.1%	0.5	0.1%
Foreign Currency Translation	(40.5)	(9.1)%	(31.5)	(5.8)%	(1.7)	(0.4)%
Total	(51.4)	(11.6)%	(193.7)	(35.7)%	(85.1)	(22.2)%

Nine Months Ended October 2, 2009	$394.1		$349.2		$298.0

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Amounts in millions)	2009	2008	2009	2008
Net Sales by Product:
Pumps, including aftermarket parts and service	$107.1	$136.3	$336.7	$392.2
Systems, including installation service	17.8	12.5	49.1	41.4
Valves	3.1	2.0	6.5	5.9
Other	0.5	2.7	1.8	6.0

Total net sales	$128.5	$153.5	$394.1	$445.5

As detailed above, for the three months ended October 2, 2009, sales from existing businesses were down 12.0%, primarily due to a significant decline in sales volume in the general industrial end market as well as declines in the commercial marine and oil and gas end markets, resulting from the global economic downturn, partially offset by sales volume increases in the global navy and power generation end markets.  For the nine month period, sales from existing businesses decreased 2.5%, as increased sales volumes in the commercial marine, global navy and oil and gas end markets were more than offset by the decline in the general industrial end market resulting from the global economic downturn. Foreign currency translation negatively impacted sales and orders for both the three and nine month periods ending October 2, 2009, primarily due to the strengthening of the U.S. dollar against the Euro.

Orders, net of cancellations, from existing businesses for the three and nine months ended October 2, 2009 declined 25.5% and 29.9%, respectively, over the comparable period in the prior year.  In both periods, the declines in orders from existing businesses were primarily attributable to a significant decline in demand in the commercial marine, general industrial, oil and gas and power generation end markets.  We experienced commercial marine project cancellations of approximately $0.5 million and $15.5 million for the three and nine months ended October 2, 2009, respectively, as a result of the economic downturn.  Backlog as of October 2, 2009 of $298.0 million decreased $85.1 million, or 22.2%, as compared to $383.1 million at September 27, 2008. Since July 3, 2009, backlog decreased $4.6 million, or 1.6%, excluding the impacts of foreign currency translation and acquisitions, which had positive impacts of $9.8 million and $0.5 million, respectively.

Gross Profit

The following table presents our gross profit figures for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Amounts in millions)	2009	2008	2009	2008

Gross Profit	$46.2	$54.5	$138.8	$159.4
Gross Profit Margin	35.9%	35.5%	35.2%	35.8%

Gross profit decreased $8.3 million to $46.2 million for the three months ended October 2, 2009. Gross profit from existing businesses decreased $6.0 million, with an additional $2.3 million negative impact of foreign exchange rates. For the quarter, gross profit margin improved over the prior year period as our restructuring programs offset the impact of lower revenues in the quarter.

Gross profit for the nine months ended October 2, 2009 decreased $20.7 million to $138.8 million, primarily due to a $14.5 million negative impact of foreign exchange rates. The margin decline was primarily driven by decreased production resulting in lower absorption of fixed manufacturing costs which more than offset restructuring program cost savings and favorable pricing and product mix in the commercial marine and general industrial markets.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Amounts in millions)	2009	2008	2009	2008

SG&A Expenses	$28.1	$33.2	$86.2	$97.5
SG&A Expenses as a percentage of sales	21.9%	21.7%	21.9%	21.9%

Selling, general and administrative expenses decreased $5.1 million to $28.1 million for the three months ended October 2, 2009 compared to $33.2 million for the three months ended September 26, 2008. The impact of foreign exchange rates reduced SG&A expenses by $1.5 million.  Excluding this impact, selling, general and administrative expenses for the three months ended October 2, 2009 were $3.6 million lower than the prior year period, primarily attributable to $1.9 million of lower selling expenses and $1.3 million of higher income on raw material futures and foreign currency contracts for which we did not elect hedge accounting.

Selling, general and administrative expenses decreased $11.3 million to $86.2 million for the nine months ended October 2, 2009 compared to $97.5 million for the nine months ended September 26, 2008, due primarily to the $7.8 million negative impact of foreign exchange rates.  The remaining decrease was primarily due to lower charges for legacy legal matters.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Amounts in millions)	2009	2008	2009	2008

Operating income (loss)	$9.4	$20.9	$29.5	$(5.0)
Operating margin	7.3%	13.6%	7.5%	(1.1)%

Operating income for the three months ended October 2, 2009 decreased $11.5 million to $9.4 million from $20.9 million for the three months ended September 26, 2008.  This decrease was largely due to $9.6 million of restructuring and other related charges incurred in the current-year period as well as a $0.4 million negative impact of foreign exchange rates.  Excluding these impacts, operating income was $1.5 million lower than the prior year quarter, primarily attributable to lower sales from existing businesses, offset substantially by lower SG&A expenses.

Operating income for the nine months ended October 2, 2009 increased $34.5 million to $29.5 million from a loss of $5.0 million for the nine months ended September 26, 2008. This increase was primarily due to the absence of $57.0 million of initial public offering-related costs incurred in the second quarter of 2008.  The impact of foreign exchange rates reduced operating income by $6.0 million.  Excluding these impacts, operating income was $16.5 million lower than the nine months ended September 26, 2008, primarily due to lower sales volume from existing businesses and restructuring charges incurred in the current-year period.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense for the three months ended October 2, 2009 decreased $0.1 million to $1.8 million from $2.0 million for the three months ended September 26, 2008.  The decrease was primarily due to lower debt levels during the third quarter of 2009 compared to the same period in 2008.  A decrease in the weighted-average interest rate on our variable rate borrowings from 5.7% for the three months ended September 26, 2008 to 5.6% for the three months ended October 2, 2009 contributed less than $0.1 million to the decrease in interest expense.

Interest expense for the nine months ended October 2, 2009 decreased $4.2 million to $5.5 million from $9.7 million for the nine months ended September 26, 2008.  The decrease was primarily due to lower debt levels during 2009 compared to 2008 as a result of debt repayments of $105.4 million from a portion of the IPO proceeds in the second quarter of 2008.  A decrease in the weighted-average interest rate on our variable rate borrowings from 5.9% for the nine months ended September 26, 2008 to 5.6% for the nine months ended October 2, 2009 contributed approximately $0.2 million to the decrease in interest expense.

Provision for Income Taxes

The effective income tax rates for the three and nine months ended October 2, 2009 were 28.9% and 30.9%, respectively. Our effective tax rate for the three months ended October 2, 2009 was lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate and the net effect of the realization of previously unrecognized tax benefits as well as other discrete items.  The effective tax rate for the nine months ended October 2, 2009 differs from the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax benefit liability.

For the three and nine months ended September 26, 2008, the Company had effective tax expense (benefit) rates of 28.1% and (25.6)%. The effective tax expense rate for the three months ended September 26, 2008 was lower than the U.S. federal statutory rate primarily due to expected lower effective tax rates on normal operations in Germany and other international jurisdictions compared to the U.S. tax rate plus the net effect of the realization of previously unrecognized tax benefits. The lower effective tax (benefit) rate for the nine months ended September 26, 2008 compared to the U.S. federal statutory rate is primarily due to an $11.8 payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes offset in part by an expected lower overall rate on normal operations due to reductions in the German corporate tax rates in 2008, other international tax rates that are lower than the U.S. tax rate, changes in overall profitability and the net effect of the realization of previously unrecognized tax benefits.

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

Borrowings

During the nine months ended October 2, 2009, we made principal payments of $3.8 million on our Term A Note, leaving $92.5 million outstanding at the end of the period.  At October 2, 2009, the interest rate on the Term A Note was 2.50% inclusive of 2.25% margin and the annual commitment fee on our $150.0 million revolver was 0.4%. At October 2, 2009, there was $14.2 million outstanding on the letter of credit sub-facility, leaving approximately $135.8 million available under the revolver loan.  Of the total $135.8 million available, it is unlikely that we would be able to draw on Lehman Brothers’ $6.0 million commitment due to their bankruptcy and resulting default under the terms of the revolver.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under our credit agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. Our credit agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, our credit agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under our credit agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company believes it is in compliance with all such covenants as of October 2, 2009 and expects to be in compliance for the next 12 months.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Nine Months Ended
	October 2,	September 26,
(Amounts in millions)	2009	2008

Net cash provided by (used in) operating activities	$34.0	$(30.7)

Purchases of fixed assets	(7.8)	(13.3)
Acquisitions, net of cash acquired	(1.3)	-
Other	0.3	-

Net cash used in investing activities	$(8.8)	$(13.3)

Proceeds and repayments of borrowings, net	(3.8)	(107.8)
Net proceeds from IPO	-	193.0
Dividends paid to preferred shareholders	-	(38.5)
Payments made for loan costs	-	(3.2)
Other uses, net	(0.4)	(0.2)

Net cash (used in) provided by financing activities	$(4.2)	$43.3

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. Changes in significant operating cash flow items are discussed below.

•
Cash paid for asbestos-related costs net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, was a significant cash outflow. For the nine months ended October 2, 2009 and September 26, 2008 net cash paid for asbestos-related costs, net of insurance proceeds, was $13.0 million and $10.9 million, respectively.

•
Funding requirements of our defined benefit plans, including both pensions and other post-retirement benefits, can vary significantly among periods due to government funding requirements, investment strategy, changes in the fair value of plan assets and actuarial assumptions. For the nine months ended October 2, 2009 and September 26, 2008, cash contributions for defined benefit plans were $4.3 million and $3.6 million, respectively.

•
Net cash used in operating activities for the nine months ended September 26, 2008 includes cash paid for nonrecurring IPO-related costs of $42.4 million ($30.6 million of special bonuses and related fringe costs paid under previously adopted executive compensation plans and $11.8 million to reimburse the selling stockholders for the underwriting discount on the shares sold by them in the IPO).

•	Changes in working capital also affected the operating cash flows for the periods presented. We define working capital as trade receivables plus inventories less accounts payable.

•
As the result of lower sales volumes, working capital, excluding the effect of foreign currency translation, decreased $6.0 million from December 31, 2008 to October 2, 2009, reflecting a $5.8 million decline in inventory.  A $15.7 million reduction in accounts payable was more than offset by a $15.9 million decrease in accounts receivable.

•
Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the nine months ended October 2, 2009 and September 26, 2008, net working capital as a percentage of annualized sales was 24.7% and 22.6%, respectively.

Investing activities consist primarily of purchases of fixed assets.

•
In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of revenues.

•	In August 2009, we acquired PD-Technik for $1.3 million, net of cash acquired in the transaction.

Financing cash flows consist primarily of borrowings and repayments of indebtedness, payment of dividends to shareholders and redemptions of stock.

•	During the nine months ended October 2, 2009, we repaid $3.8 million of long-term borrowings.

•
Net IPO proceeds of $193.0 million were received in the first nine months of 2008.  We used these proceeds to: (i) repay approximately $105.4 million of indebtedness outstanding under our credit facility existing at that time, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans.  The remainder of the proceeds was applied to working capital.

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

There have been no significant changes for the nine months ended October 2, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

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

Information concerning market risk for the nine months ended October 2, 2009 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at October 2, 2009 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements.  A hypothetical increase in the interest rate of 1.00% on the portion of our variable rate debt that is not hedged during the nine months ended October 2, 2009 would have increased our interest cost by approximately $0.2 million.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $3.7 million at October 2, 2009.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and nine months ended October 2, 2009, approximately 65.8% and 66.9%, respectively, of our sales were derived from operations outside the U.S., with approximately 61.8% and 63.4%, respectively, generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits increase or decrease, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, income before income taxes for the three and nine months ended October 2, 2009, would have increased by $0.3 million and $2.9 million, respectively.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of October 2, 2009, we had copper and nickel futures contracts with notional values of $0.6 million that were in an unrealized loss position of $0.1 million. We have not elected hedge accounting for these futures contracts, and therefore changes in their fair value are included in net income.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part I, Item 1, Note 12, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  The following risk factor is provided to supplement and update the Risk Factors previously disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 6, 2009.

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

We believe that many of our customers and suppliers are reliant on liquidity from global credit markets and in some cases, require external financing to purchase products or finance operations. If the current conditions impacting the credit markets and general economy are prolonged, demand for our products may be negatively affected and orders may be canceled or delayed, which could materially impact our financial position, results of operations and cash flow.  Further, lack of liquidity by our customers could impact our ability to collect amounts owed to us and lack of liquidity by financial institutions could impact our ability to fully access our existing credit facility.

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

Registrant:            Colfax Corporation

By:

/s/ JOHN A. YOUNG John A. Young	President and Chief Executive Officer (Principal Executive Officer)	November 16, 2009

/s/ G. SCOTT FAISON G. Scott Faison	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 16, 2009