Form 10-K
period 2009-12-31
Colfax CORP
filed 2010-02-25
CIK 1420800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant's telephone number, including area code: 804-560-4070

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐  No   ☒

The aggregate market value of common shares held by non-affiliates of the Registrant on July 3, 2009 was $178,598,119 based upon the closing price of the registrant's common shares as quoted on the New York Stock Exchange composite tape on such date.

As of January 31, 2010, the number of shares of registrant’s common stock outstanding was 43,243,554.

EXHIBIT INDEX APPEARS ON PAGE 83

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year covered by this report. With the exception of the sections of the 2010 proxy statement specifically incorporated herein by reference, the 2010 proxy statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global economic downturn, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	others risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K.

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

We currently serve markets that have a need for highly engineered, critical fluid handling solutions and are global in scope. Our strategic markets include:

Strategic Markets	Applications
Commercial Marine	Fuel oil transfer; oil transport; water and wastewater handling; cargo handling

Oil and Gas	Crude oil gathering; pipeline services; unloading and loading; rotating equipment lubrication; lube oil purification

Power Generation	Fuel unloading, transfer, burner and injection; rotating equipment lubrication

Global Navy	Fuel oil transfer; oil transport; water and wastewater handling; firefighting; fluid control

General Industrial	Machinery lubrication; hydraulic elevators; chemical processing; pulp and paper processing; food and beverage processing; distribution

We serve a global customer base across multiple markets through a combination of direct sales and marketing associates and third-party distribution channels.  Our customer base is highly diversified and includes commercial, industrial and government customers such as Alfa Laval Group, General Dynamics Corporation, General Electric Company, Northrup Grumman Corporation, Siemens AG, Rolls-Royce Group plc, the U.S. Navy and various sovereign navies around the world. Our business is not dependent on any single customer or a few customers.  In 2009, no single customer represented more than 4% of sales.

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

•	In November 2007, we acquired Fairmount, an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy.

•	In August 2009, we acquired PD-Technik, a provider of marine aftermarket related products and services.

In addition to our acquisitions, in 2005 we opened a greenfield production facility in Wuxi, China to manufacture and assemble complete products and systems for our customers in China and other Asian markets and to supply low cost components and parts for our existing operations.

Our Industry

Based on industry data supplied by The Freedonia Group and European Industrial Forecasting, we estimate the worldwide fluid handling market, which we define as industrial pumps, valves, and gaskets and seals, to have been $139 billion in 2008. Within this market, we primarily compete in the estimated $3 billion global rotary positive displacement pump market, a sub-section of the estimated $12 billion positive displacement pump market. We are also a competitor in the estimated $19 billion centrifugal pump market and the estimated $68 billion valve market.

We believe that there are over 10,000 companies competing in the worldwide fluid handling industry. The fluid handling industry’s customer base is broadly diversified across many sectors of the economy, and we believe customers place a premium on quality, reliability, availability, design and application engineering support. Because products in the fluid handling industry often are used as components in critical applications, we believe the most successful industry participants are those that have the technical capabilities to meet customer specifications, offer products with reputations for quality and reliability, and can provide timely delivery and strong aftermarket support.

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

Strong Application Expertise.   We believe that our reputation for quality and technical expertise positions us as a premium supplier of fluid handling products. With 150 years of experience, we have significant expertise in designing and manufacturing fluid handling products that are used in critical applications, such as lubricating power generation turbines, transporting crude oil through pipelines, and transferring heavy fuel oil in commercial marine vessels.

Extensive Global Sales, Distribution and Manufacturing Network.   We sell our products through more than 300 direct sales and marketing associates and approximately 250 authorized distributors in more than 100 countries. We believe that our global reach within the highly fragmented, worldwide fluid handling industry provides us with an ability to better serve our customers. Our European, North American and Asian manufacturing capabilities provide us with the ability to optimize material sourcing, transportation and production costs and reduce foreign currency risk.

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

Large Installed Base Generating Aftermarket Sales and Service.   With a history dating back to 1860, we have a significant installed base across numerous industries. Because of the critical applications in which our products are used and the high quality and reliability of our products, we believe there is a tendency to replace “like for like” products. This tendency leads to significant aftermarket demand for replacement products as well as for spare parts and service. In the year ended December 31, 2009, approximately 24% of our revenues were derived from aftermarket sales and services.

Broad and Diverse Customer Base.   Our customer base spans numerous industries and is geographically diverse. Approximately 76% of our sales in 2009 were delivered to customers outside of the U.S. In addition, no single customer represented more than 4% of our sales during this period.

Management Team with Extensive Industry Experience and Focus on Strategic Development.   We are led by a senior management team with an average of over 20 years of experience in industrial manufacturing. Since 1995, we have acquired 13 companies and divested businesses that do not fit within our long-term growth strategy. We believe that we have extensive experience in acquiring and effectively integrating attractive acquisition targets.

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

Beyond the traditional application of cost control, overhead rationalization, global process optimization, and implementation of lean manufacturing techniques, we utilize CBS to identify strategic opportunities to enhance future sales growth. The foremost principle of CBS is the Voice of the Customer, which drives our activities to continuously improve customer service, product quality, delivery and cost. The Voice of the Customer is instrumental in the development of new products, services and solutions by utilizing a formal interview process with the end users of our products to identify “pain points” or customer needs. By engaging end users in the discussion, rather than solely relying on salespeople or channel partners for anecdotal input, we see the real issues and opportunities. We then prioritize these opportunities with the intention of implementing novel or breakthrough ideas that uniquely solve end-user needs. As we continue to apply the methodology of CBS to our existing businesses as well as to future acquisitions, we believe that we will be able to continue to introduce innovative new products and solutions, improve operating margins and increase the asset utilization of our businesses. As a result, we believe we can create profitable sales growth, generate excess cash flow to fund future acquisitions and increase shareholder value.

•
Execute Market Focused Strategies.    We have aligned our marketing and sales organization into market focused teams designed to coordinate global activity around five strategic markets: commercial marine, oil and gas, power generation, global navy and general industrial. These markets have a need for highly engineered, critical fluid handling solutions and are attractive due to their ongoing capital expenditure requirements, long term growth rates and global nature. We intend to continue to use our application expertise, highly engineered and specialized products, broad product portfolio and recognized product brands to generate high margin incremental revenue.

Commercial Marine— We provide complete fluid handling packages to shipbuilders throughout the world primarily for use in engine room applications. Our products are widely recognized for their superior reliability and lower total cost of ownership. The increased rate of commercial marine vessel construction in recent years has expanded our installed base of fluid handling products and has generated increased aftermarket revenues. In addition to supplying our products for new vessels, we intend to continue to grow our aftermarket sales and services by optimizing our channels to improve market coverage. We are also addressing changing environmental requirements with our products. We also intend to continue to expand our global reach by utilizing our Chinese operations to offer locally manufactured products, to reduce production costs and to provide local customer service and support for the Asia Pacific region, an area where the majority of the commercial marine vessels are constructed.

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

Power Generation— We provide fluid handling products used in critical lubrication and fuel injection services for fossil fuel, hydro and nuclear power plants around the world. We believe that we have in-depth knowledge of fuel injection and lubrication applications, strong product brand names and a reputation for reliability in the power generation industry. Within this market we intend to continue our growth as a provider of turnkey systems by utilizing our expertise in power generation applications to develop innovative solutions. We also plan to continue to leverage our global presence to strengthen our relationships with large original equipment manufacturers of power generation equipment to establish us as a critical supplier.

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

General Industrial— We provide fluid handling solutions for a broad array of general industrial applications, including machinery lubrication, commercial construction, chemical processing, pulp and paper processing and food and beverage processing, among others. We intend to continue to apply our application and engineering expertise to supply our customers with a portfolio of products that can solve their most critical fluid handling needs. We also intend to continue to expand our presence in the general industrial market by targeting new applications for our existing products, deploying regionally focused strategies and leveraging our global presence and sales channels to sell our solutions worldwide.

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

•
Develop New Products, Applications and Technologies.   We will continue to engineer our key products to meet the needs of new and existing customers and also to improve our existing product offerings to strengthen our market position. We plan to continue to develop technological, or “SMART,” solutions, which incorporate advanced electronics, sensors and controls, through the use of our Voice of the Customer process to solve specific customer needs. We believe our SMART solutions will reduce our customers’ total cost of ownership by providing real-time diagnostic capabilities to minimize downtime, increase operational efficiency and avoid unnecessary costs. We also intend to leverage Fairmount’s portfolio of advanced controls into our broader industrial offerings to develop innovative SMART fluid handling solutions.

To further align our product innovation efforts across our operations, we have established a global engineering center of excellence located at our office in Mumbai, India, which collaborates with our global operations to design new products, modify existing solutions, identify opportunities to reduce manufacturing costs and increase the efficiency of our existing product lines. We believe that we will be able to reallocate select engineering functions to our engineering centers, thereby freeing resources to spend time on higher value work.

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

•
Continue to Pursue Strategic Acquisitions that Complement our Platform.   We believe that the fragmented nature of the fluid handling industry presents substantial consolidation and growth opportunities for companies with access to capital and the management expertise to execute a disciplined acquisition and integration program. We have successfully applied this strategy since our inception and plan to continue to seek companies that:

•	enhance our position in our strategic markets;

•	have recognized, leading brands and strong industry positions;

•	present opportunities to expand our product lines and services;

•	have a reputation for high quality products;

•	will broaden our global manufacturing footprint;

•	complement or augment our existing worldwide sales and distribution networks; or

•	present opportunities to provide operational synergies and improve the combined business operations by implementing CBS.

We believe that we can identify attractive acquisition candidates in the future and that strategic acquisition growth will give us the opportunity to gain a competitive advantage relative to smaller operators through greater purchasing power, a larger international sales and distribution network, and a broader portfolio of products and services.

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

Specialty Centrifugal Pumps— Centrifugal pumps use the kinetic energy imparted by rotating an impeller inside a configured casing to create pressure. While traditionally used to transport large quantities of thin liquids, our centrifugal pumps use specialty designs and materials to offer customers high quality, reliability and customized solutions for a wide range of viscosities, temperatures and applications. We position our specialty centrifugal pumps for applications where customers clearly recognize our brand value or in markets where centrifugal and rotary pumps are complimentary.

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

Specialty Valves

Our specialty valves are used primarily in naval applications. Our valve business has specialized machining, welding and fabrication capabilities that enable it to serve as a supplier to the U.S. Navy. In addition to designing and manufacturing valves, we also offer repair and retrofit services for products manufactured by other valve suppliers through our aftermarket support centers located in Portland, Maine and San Diego, California.

Manufacturing

We manufacture and assemble our products at 14 locations in Europe, North America and Asia. This global manufacturing reach enables us to serve our customers wherever they choose to do business.  Each of our manufacturing sites offers machining, fabrication and assembly capabilities that gives us the flexibility to source some of our products from multiple facilities. We believe that this flexibility enables us to minimize the impact of a manufacturing disruption if one of our facilities was to be damaged as a result of a natural disaster or otherwise. Our manufacturing facilities also benefit from the use of shared technology and collaboration across production lines, enabling us to increase operational efficiencies through the use of common suppliers and the duplication of production processes.

Competition

Our products and services are marketed on a worldwide basis. We believe that the principal elements of competition in our markets are:

•	the ability to meet customer specifications;

•	application expertise and design and engineering capabilities;

•	product quality and brand name;

•	timeliness of delivery;

•	price; and

•	quality of aftermarket sales and support.

The markets we serve are highly fragmented and competitive. Because we compete in selected niches of the fluid handling industry, there is not any single company that competes directly with us across all of our markets. As a result, we have many different competitors in each of our strategic markets. In the commercial marine market, we compete primarily with Naniwa Pump Manufacturing Co., Ltd., Shinko Industries, Ltd., Shin Shin Machinery Group Co., Ltd. and Taiko Kikai Industries Co., Ltd. In the oil and gas market, we compete primarily with Joh. Heinr. Bornemann GmbH and Leistritz Pumpen GmbH. In the power generation market, we compete primarily with Buffalo Pumps, a subsidiary of Ampco-Pittsburgh Corporation. In the global navy market, we compete primarily with Buffalo Pumps, Carver Pump Company, Curtiss-Wright Corporation and Tyco International, Inc.

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

Expenditures for research and development for the years ended December 31, 2009, 2008 and 2007 were $5.9 million, $5.9 million and $4.2 million, respectively.

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

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies, and offers us an opportunity to access new markets for products.  In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries.  Our principal markets outside the United States are in Europe, Asia, the Middle East and South America.

The manner in which our products and services are sold differs by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside the United States, though we also sell into non-U.S. markets through various representatives and distributors and directly from the U.S. In countries with low sales volumes, we generally sell through representatives and distributors.

Financial information about our international operations is contained in Note 17 of the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, and information about the possible effects of foreign currency fluctuations on our business is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to Item 1A. Risk Factors.

Raw Materials and Backlog

We obtain raw materials, component parts and supplies from a variety of sources, generally each from more than one supplier. Our principal raw materials are metals, castings, motors, seals and bearings. Our suppliers and sources of raw materials are based in both the United States and other countries, and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. We believe that the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Manufacturing turnaround time is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and may range from days to several years based on the actual requested delivery dates.  Backlog of orders as of December 31, 2009 was $290.9 million, compared with $349.0 million as of December 31, 2008.  We expect to ship approximately 70% of our December 31, 2009 backlog during 2010; however, orders are subject to postponement or cancellation.

Seasonality

Our fluid handling business is seasonal. As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter; however, the global economic downturn has disrupted this pattern. Also, our European operations typically experience a slowdown during the July and August holiday season.

Working Capital

We maintain an adequate level of working capital to support our business needs.  There are no unusual industry practices or requirements related to working capital items.

Associates

The following table presents our worldwide associate base as of the periods indicated:

	December 31,
	2009	2008	2007
United States	598	739	701
Europe	1,189	1,276	1,219
Asia	254	299	262

Total	2,041	2,314	2,182

There are 42 associates in the United States covered by a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA). The contract with the union expires December 4, 2011 and provides for wage increases ranging from 3.5% to a maximum of 3.8% per year.  In addition, approximately 48% of our associates are represented by foreign trade unions, by law, in Germany, Sweden and the Netherlands, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Government Contracts

Sales to U.S. government defense agencies and government contractors constituted approximately 4% of our revenue in 2009. We are subject to business and cost accounting regulations associated with our U.S. government defense contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. government defense contracts.

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

Risks Related to Our Business

Changes in the general economy, including the current global economic downturn, and the cyclical nature of our markets could harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy. Any sustained weakness in demand, downturn or uncertainty in the global economy could continue to reduce our sales and profitability, and result in restructuring efforts. Restructuring efforts are inherently risky and we may not be able to predict the cost and timing of such actions accurately or properly estimate the impact on demand, if any.  We also may not be able to realize the anticipated savings we expected from restructuring activities.  The current global economic downturn may continue to materially affect demand for our products and we may not be able to predict the effect on our results. In addition, our products are sold in many industries, some of which are cyclical and may experience periodic downturns. Cyclical weakness in the industries we serve could lead to reduced demand for our products and affect our profitability and financial performance.

We believe that many of our customers and suppliers are reliant on liquidity from global credit markets and in some cases, require external financing to purchase products or finance operations. If the current conditions impacting the credit markets and general economy continue, demand for our products may continue to be negatively affected and orders may be canceled or delayed, which could materially impact our financial position, results of operations and cash flow.  Further, lack of liquidity by our customers could impact our ability to collect amounts owed to us and lack of liquidity by financial institutions could impact our ability to fully access our existing credit facility.

The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

In the year ended December 31, 2009, we derived approximately 66% of our sales from operations outside of the U.S. and have manufacturing facilities in seven countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. are subject to risks inherent in doing business outside the U.S. These risks include:

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

We are exposed to fluctuations in currency exchange rates. In the year ended December 31, 2009, approximately 66% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in Euros, Swedish Kronor and Norwegian Kroner. Consequently, depreciation of the Euro, Krona or Krone against the U.S. dollar has a negative impact on the income from operations of our European operations. Large fluctuations in the rate of exchange between the Euro, the Krona, the Krone and the U.S. dollar could have a material adverse effect on our results of operations and financial condition.

In addition, we do not engage to a material extent in hedging activities intended to offset the risk of exchange rate fluctuations. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which, in turn, could adversely affect our results of operations and financial condition.

We are dependent on the availability of raw materials, as well as parts and components used in our products.

While we manufacture many of the parts and components used in our products, we require substantial amounts of raw materials and purchase parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any significant change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition, results of operations and cash flow. In addition, delays in delivery of components or raw materials by our suppliers could cause delays in our delivery of products to our customers.

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

Acquisitions have formed a significant part of our growth strategy in the past and are expected to continue to do so. If we are unable to identify suitable acquisition candidates or successfully integrate the businesses we acquire or realize the intended benefits, our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration and undisclosed or underestimated liabilities.

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

We may require additional capital to finance our operating needs and to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or we are not able to fully access our existing credit facility, we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations, and to expand into new markets.

We intend to pay for future acquisitions using a combination of cash, capital stock, notes and assumption of indebtedness. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. We cannot be sure that this additional financing will be available or, if available, will be on terms acceptable to us. Further, high volatility in the equity markets and in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it will limit our ability to implement our business strategy. Continued issues resulting from the current global economic downturn involving liquidity and capital adequacy affecting lenders could affect our ability to fully access our existing credit facilities. In addition, even if future debt financing is available, it may result in (1) increased interest expense, (2) increased term loan payments, (3) increased leverage, and (4) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, it may dilute the equity interests of our existing stockholders.

In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. If we do not maintain compliance with these covenants, our creditors could declare a default. Our ability to comply with the provisions of our indebtedness may be affected by changes in economic or business conditions beyond our control.

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

We may be adversely affected if we lose members of our senior management. We are highly dependent on our senior management team as a result of their extensive experience. The loss of key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us and our business.

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

Our decision to use a 15-year period is based on our belief that this is the extent of our ability to forecast liability costs. We also estimate the amount of insurance proceeds available for such claims based on the current financial strength of the various insurers, our estimate of the likelihood of payment and applicable current law. We reevaluate these estimates regularly. Although we believe our current estimates are reasonable, a change in the time period used for forecasting our liability costs, the actual number of future claims brought against us, the cost of resolving these claims, the likelihood of payment by, and the solvency of, insurers and the amount of remaining insurance available could be substantially different than our estimates, and future revaluation of our liabilities and insurance recoverables could result in material adjustments to these estimates, any of which could materially and adversely affect our financial condition, results of operations and cash flow. In addition, the company incurs defense costs related to those claims, a portion of which has historically been reimbursed by our insurers. We also incur litigation costs in connection with actions against certain of the subsidiaries’ insurers relating to insurance coverage. While these costs may be significant, we may not be able to predict the amount or duration of such costs. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the defense costs of resolving these claims, the cost of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our financial condition, results of operations and cash flow.

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

Approximately 48% of our employees are represented by foreign trade unions. If the representation committees responsible for negotiating with these unions on our behalf are unsuccessful in negotiating new and acceptable agreements when the existing agreements with our employees covered by the unions expire or if the foreign trade unions chose not to support our restructuring programs, we could experience business disruptions or increased costs.

As of December 31, 2009, we had 1,365 employees in foreign locations. In certain countries, labor and employment laws are more restrictive than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment. In Germany, Sweden and the Netherlands, by law, some of our employees are represented by trade unions in these jurisdictions, which subjects us to employment arrangements very similar to collective bargaining agreements. If our employees represented by foreign trade unions were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs and lost revenue.

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

The market price for our common stock has experienced a high level of volatility and may continue to do so in the future. During the period from our initial public offering (IPO) to December 31, 2009, our common stock traded between $5.33 and $28.35 per share. At any given time, you may not be able to sell your shares at a price that you think is acceptable. The market liquidity for our stock is relatively low. As of December 31, 2009, we had 43,229,104 shares of common stock outstanding. The average daily trading volume in our common stock during the period from January 1, 2009 to December 31, 2009 was approximately 210,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you. Stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance.

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

There may be limitations on our ability to fully utilize our net operating loss carryforwards and other U.S. deferred tax assets in future periods.

If the recent global economic decline persists for a prolonged period of time, we may not be able to generate sufficient future U.S. taxable income to utilize our U.S. net operating loss carryforwards (NOLs) and/or other net U.S. deferred tax assets. Our net U.S. deferred tax assets, including U.S. NOLs and net of valuation allowances, are $54.4 million as of December 31, 2009. If sufficient future taxable income and/or available tax planning strategies are not available to utilize some or all of these deferred tax assets, additional valuation allowances may be recorded which would negatively affect our results of operations.

In addition, we believe we experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of our May 2008 IPO. Our ability to use our NOLs existing at the time of the ownership change to offset any taxable income generated in taxable periods after the ownership change is subject to an annual limitation. The amount of NOLs that we may utilize on an annual basis under Section 382 would generally be equal to the product of the value of our outstanding stock immediately prior to the ownership change (less certain capital contributions during the preceding two years) and the “long term tax exempt rate” which was 4.71% for May 2008. The amount of NOLs existing as of the time of the ownership change is estimated to be $65.3 million and will begin to expire in 2021.

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

We have 14 principal production facilities in seven countries. The following table lists our primary facilities at December 31, 2009, indicating the location, square footage, whether the facilities are owned or leased, and principal use.

Location	Sq. Footage	Owned/Leased	Principal Use
Richmond, Virginia	10,200	Leased	Corporate headquarters
Hamilton, New Jersey	2,200	Leased	Subsidiary headquarters
Columbia, Kentucky	75,000	Owned	Production
Warren, Massachusetts	147,000	Owned	Production
Monroe, North Carolina	170,000	Owned	Production
Houston, Texas	25,000	Leased	Production
Portland, Maine	61,000	Leased	Production
Tours, France	33,000	Leased	Production
Bottrop, Germany	55,000	Owned	Production
Gottmadingen, Germany	38,000	Leased	Production
Radolfzell, Germany	350,000	Owned	Production
Utrecht, Netherlands	50,000	Owned	Production
Stockholm, Sweden	130,000	Owned	Production
Daman, India	32,000	Owned	Production
Vapi, India	16,000	Leased	Production
Wuxi, China	60,000	Leased	Production

ITEM 3.	LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 18, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position
Clay H. Kiefaber	54	President and Chief Executive Officer and Director
Mario E. DiDomenico	58	Senior Vice President, General Manager—Engineered Solutions
G. Scott Faison	48	Senior Vice President, Finance and Chief Financial Officer
Dr. Michael Matros	44	Senior Vice President, General Manager—Allweiler
Joseph B. Niemann	48	Senior Vice President, Marketing and Strategic Planning
Thomas M. O’Brien	59	Senior Vice President, General Counsel and Secretary
William E. Roller	47	Senior Vice President, General Manager—Americas
Steven W. Weidenmuller	46	Senior Vice President, Human Resources

Clay H. Kiefaber became the President and Chief Executive Officer in January 2010. Mr. Kiefaber has served on the Colfax Board of Directors since the Company’s IPO in 2008.  Before joining Colfax in January 2010, he spent nearly 20 years in increasingly senior executive positions at Masco Corporation (“Masco”).  Most recently, he was a Group President from 2006 to 2007, where he was responsible for a $2.8 billion group of building construction components. Prior to becoming a Group President at Masco, Mr. Kiefaber was Group Vice President of Masco Builder Cabinet Group.  He previously spent 14 years in increasingly senior positions in Masco’s Merillat Industries subsidiary.

Mario E. DiDomenico joined our company in 1998 with the acquisition of Imo. Since that time he has served as the Manager of Operations for Warren Pump, Vice President—2 Screw Pumps and subsequently as Senior Vice President, General Manager—Engineered Solutions, which also includes Portland Valve, Fairmount and Tushaco following the acquisitions of those businesses.

G. Scott Faison has been the Senior Vice President, Finance and Chief Financial Officer since January 2005.

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

Thomas M. O’Brien has served as our Senior Vice President, General Counsel and Secretary since January 1998.

 William E. Roller has served as our Senior Vice President, General Manager—Americas since June 1999. Colfax Americas includes Imo as well as Zenith and LSC following the acquisitions of those businesses.

Steven W. Weidenmuller has served as Senior Vice President, Human Resources since 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of January 31, 2010, there were approximately 7,300 holders of record of our common stock. The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:
	2009		2008
	High	Low	High	Low
First Quarter	$13.22	$5.33	N/A	N/A
Second Quarter	$9.48	$6.05	$25.76	$20.01
Third Quarter	$12.66	$7.21	$28.35	$14.73
Fourth Quarter	$13.91	$10.22	$18.16	$5.58

We have not paid any dividends on our common stock since inception, and we do not anticipate the declaration or payment of dividends at any time in the foreseeable future. Our credit agreement limits the amount of cash dividends and common stock repurchases the Company may make to a total of $10 million annually.

Performance Graph

Issuer Purchase of Equity Securities

On November 4, 2008, the Company’s board of directors authorized the repurchase of up to $20 million (up to $10 million per year in 2008 and 2009) of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program was to be conducted pursuant to SEC Rule 10b5-1. The timing and amount of shares repurchased was determined by the Share Repurchase Committee, constituting three members of the Company’s board of directors, based on its evaluation of market conditions and other factors. There were no common stock repurchases during 2009.

ITEM 6.	SELECTED FINANCIAL DATA
(in thousands, except per share information)

	Year ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$525,024	$604,854	$506,305	$393,604	$345,478
Cost of sales	339,237	387,667	330,714	256,806	222,353
Gross profit	185,787	217,187	175,591	136,798	123,125
Initial public offering-related costs	-	57,017	-	-	-
Selling, general and administrative expenses	113,674	125,234	98,500	80,103	74,594
Research and development expenses	5,930	5,856	4,162	3,336	2,855
Restructuring and other related charges	18,175	-	-	-	-
Asbestos liability and defense (income) costs	(2,193)	(4,771)	(63,978)	21,783	14,272
Asbestos coverage litigation expenses	11,742	17,162	13,632	12,033	3,840
Operating income	38,459	16,689	123,275	19,543	27,564
Interest expense	7,212	11,822	19,246	14,186	9,026
Provision for income taxes	9,525	5,438	39,147	3,866	6,907
Income (loss) from continuing operations	21,722	(571)	64,882	1,491	11,631
Net income (loss) (1)	$21,722	$(571)	$64,882	$94	$12,247

Net income (loss) per share from continuing
operations — basic and diluted	$0.50	$(0.11)	$1.79	$0.07	$(0.09)

		December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$49,963	$28,762	$48,093	$7,608	$7,821
Goodwill and intangibles, net	179,206	179,046	185,353	154,231	149,793
Asbestos insurance asset, including current portion	389,449	304,015	305,228	297,106	261,941
Total assets	1,003,131	913,076	896,540	797,226	700,574
Asbestos liability, including current portion	443,769	357,258	376,233	388,920	338,535
Total debt, including current portion (2)	91,485	97,121	206,493	188,720	158,454

(1)	Includes net (loss) income from discontinued operations of $(1.4) million and $0.6 million in the years ended December 31, 2006 and 2005, respectively.
(2)	See Note 12 to our Consolidated Financial Statements for information regarding the refinancing of the Company’s debt in conjunction with the IPO in May 2008.

We completed the acquisitions of PD-Technik in 2009, Fairmount and LSC in 2007 and Tushaco in 2005. See Item 1. Business and Note 4 to our Consolidated Financial Statements for further information.

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

We currently serve markets that have a need for highly engineered, critical fluid handling solutions and are global in scope. Our strategic markets include:

Strategic Markets	Applications
Commercial Marine	Fuel oil transfer; oil transport; water and wastewater handling; cargo handling

Oil and Gas	Crude oil gathering; pipeline services; unloading and loading; rotating equipment lubrication; lube oil purification

Power Generation	Fuel unloading, transfer, burner and injection; rotating equipment lubrication

Global Navy	Fuel oil transfer; oil transport; water and wastewater handling; firefighting; fluid control

General Industrial	Machinery lubrication; hydraulic elevators; chemical processing; pulp and paper processing; food and beverage processing

We serve a global customer base across multiple markets through a combination of direct sales and marketing associates and third-party distribution channels. Our customer base is highly diversified and includes commercial, industrial and government customers.

Our business began in 1995 with the intention to acquire, manage and create a world-class industrial manufacturing company. We seek to acquire businesses with leading market positions and brands that exhibit strong cash flow generation potential. With our management expertise and the introduction of CBS into our acquired businesses, we pursue growth in revenues and improvements in operating margins.

Outlook

We believe that we are well positioned to grow our business organically over the long term by enhancing our product offerings and expanding our customer base in our strategic markets. The current global economic downturn had a significant impact on our sales and operating profit in 2009 when compared to 2008. Our order rates declined significantly in 2009 and if current economic conditions continue, our business results will continue to be negatively affected. In addition, we have had project delivery push-outs as well as order cancellations that may continue in 2010. We will continue to monitor general global economic conditions and expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction over the long term. We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service. In addition, we believe pending and future environmental regulations will enhance the demand for our products. Based on the decline in orders in 2009 and our current backlog, we expect sales to decline in 2010 from 2009 levels. We are also likely to have additional order cancellations as well as delivery date extensions in the near term.

•
In the crude oil industry, we expect long term activity to remain favorable as capacity constraints and global demand drive further development of heavy oil fields. In pipeline applications, we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership. In refinery applications, a reduction in capital investment by our customers due to recent weak economic conditions and volatile oil prices has been negatively impacting sales and orders. Projects that were delayed in 2009 are being restarted and we expect sales to be at levels in 2010, while we expect growth in orders.

•
In the power generation industry, we expect activity in Asia and the Middle East to remain solid as economic growth and fundamental undersupply of power generation capacity continue to drive investment in energy infrastructure projects. In the world’s developed economies, we expect efficiency improvements will continue to drive demand. In 2010, we expect both sales and orders to be at similar levels versus 2009.

•
In the U.S., we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns. We expect modest growth in sales during 2010 and expect orders to decline as a result of the significant growth in orders in 2009 and the timing of projects.

•
In the general industrial market, we expect long-term demand to be driven by capital investment. While this market is very diverse, orders in 2009 declined compared to 2008 in all submarkets and most significantly in the chemical, distribution, machinery support and building products markets and in portions of the general industrial market, primarily in Europe and North America. We expect growth in both orders and sales in 2010.

Our global manufacturing sales and distribution network allows us to target fast growing regions throughout the world. We have production and distribution facilities in India and China and opened a Middle East sales and engineering office in Bahrain in 2009. We intend to leverage these investments to grow our market share in these emerging markets and plan to continue to invest in sales and marketing resources to increase our overall coverage.

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the year ended December 31, 2009, aftermarket sales and services represented approximately 24% of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our management team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Based on declining orders and our culture of continuous improvement, we initiated a series of restructuring actions during 2009 to better position the Company’s cost structure for future periods. We continue to monitor order rates and will adjust our manufacturing capacity and cost structure as demand warrants.

Results of Operations

Key Performance Measures

The discussion of our results of operations that follows focuses on some of the key financial measures that we use to evaluate our business. We evaluate our business using several measures, including net sales, orders and order backlog. Our sales, orders and backlog are affected by many factors, particularly the impact of acquisitions, the impact of fluctuating foreign exchange rates and change from our existing businesses which may be driven by market conditions and other factors. To facilitate the comparison between reporting periods, we describe the impact of each of these three factors, to the extent they impact the periods presented, on our sales, orders and backlog in tabular format under the heading “Sales and Orders.”

Orders and order backlog are highly indicative of our future revenue and thus are key measures of anticipated performance. Orders consist of contracts for products or services from our customers, net of cancellations. Order backlog consists of unfilled orders.

Items Affecting the Comparability of Our Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve increasingly global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, the general economic conditions within our five strategic markets, the global economy and capital spending levels, the availability of capital, our estimates concerning the availability of insurance proceeds to cover asbestos litigation expenses and liabilities, the amounts of asbestos litigation expenses and liabilities, the impact of restructuring initiatives, our ability to pass through cost increases through pricing, the impact of sales mix, and our ability to continue to grow through acquisitions. These key factors have impacted our results of operations in the past and are likely to affect them in the future.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside the United States, though we also sell into non-U.S. markets through various representatives and distributors and directly from the U.S. In countries with low sales volumes, we generally sell through representatives and distributors. For the year ended December 31, 2009, approximately 76% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, the expansion of market opportunities in Asia, successfully completing global strategic acquisitions, and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our sales, approximately 66% for the year ended December 31, 2009, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, especially the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and are quantified when significant in our discussion of our operations.

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

Strategic Acquisitions

We complement our organic growth with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our sales between periods both from existing and acquired businesses. We intend to continue to pursue acquisitions of complementary businesses that will broaden our product portfolio, expand our geographic footprint or enhance our position within our strategic markets.

On January 31, 2007, we completed the acquisition of Lubrication Systems Company of Texas (“LSC”), a manufacturer of fluid handling systems, including oil mist lubrication and oil purification systems. LSC strengthens our presence in the oil and gas end market, particularly in the downstream refinery segment, broadens our overall lubrication portfolio, and presents the opportunity to expand its product application to other markets.

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

On August 31, 2009, we completed the acquisition of PD-Technik Ingenieurbüro GmbH (“PD-Technik”), a provider of marine aftermarket related products and services located in Hamburg, Germany. The acquisition of PD-Technik supports our marine aftermarket growth initiatives, broadening our served market as well as service capabilities.

Restructuring and Other Related Charges

We initiated a series of restructuring actions during 2009 to better position the Company’s cost structure for future periods. As a result, the Company recorded pre-tax restructuring and other related costs of $18.2 million for the year ended December 31, 2009. As of December 31, 2009, we have reduced our company-wide workforce by 328 associates from December 31, 2008. Additionally, during 2009, approximately 630 associates participated in a German government-sponsored furlough program in which the government pays the wage-related costs for the portion of the work week the associate is not working. Our agreement with the German works council allowing participation in the furlough program ends in February 2011. During 2009, we closed a repair facility in Aberdeen, NC and a production facility in Sanford, NC and moved the operations to two of our other facilities. We realized savings of approximately $17 million in 2009 from our restructuring activities implemented in 2009 and expect annualized savings of approximately $29 million in 2010. We continue to monitor our order rates and will adjust our manufacturing capacity and cost structure as demand warrants.

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

Legacy Legal Adjustment

Selling, general and administrative expenses for the year ended December 31, 2008 include a $4.1 million increase to legal reserves related to a non-asbestos legal matter that arose from the sale and subsequent repair of a product by a division of a subsidiary that was divested prior to our acquisition of the subsidiary.  This legacy legal case was settled during the third quarter of 2008.

Asbestos Liability and Defense Income

Our financial results have been, and will likely in the future be, affected by our asbestos liabilities and the availability of insurance to cover these liabilities and defense costs related to asbestos personal injury litigation against two of our subsidiaries, as well as costs arising from our legal action against our insurers. Assessing asbestos liabilities and insurance assets requires judgments concerning matters such as the uncertainty of litigation, anticipated outcome of settlements, the number and cost of pending and future claims, the outcome of legal action against our insurance carriers, and their continued solvency. For a further discussion of these estimates and how they may affect our future results, see “—Critical Accounting Estimates—Asbestos Liabilities and Insurance Assets.”

Asbestos liability and defense income is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period.

The table below presents asbestos liability and defense income for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2009	2008	2007

Asbestos liability and defense (income)	$(2.2)	$(4.8)	$(63.9)

Asbestos liability and defense income was $2.2 million for the year ended December 31, 2009 compared to $4.8 million for the year ended December 31, 2008. The decrease in asbestos liability and defense income relates primarily to the favorable effect of one-time items in 2008 exceeding the favorable net effect of one-time items in 2009. One-time items in 2008 included a $7.0 million gain resulting from resolution of a coverage dispute with a primary insurer concerning certain pre-1966 insurance policies, as well as a $2.3 million gain from a change in estimate of our future asset recovery percentage for one subsidiary. One-time adjustments in 2009 include a $19.4 million gain as a result of favorable court rulings in October and December 2009 concerning allocation methodology offset by an $11.6 million charge to increase the Company’s asbestos-related liabilities as a result of an analysis of claims data.

Asbestos liability and defense income was $4.8 million for the year ended December 31, 2008 compared to $63.9 million for the year ended December 31, 2007. The decrease in asbestos liability and defense income relates primarily to income recognized in the year ended December 31, 2007 based upon a reevaluation of our insurance asset from an expected recovery percentage of 75% to 87.5% for one of our subsidiaries and from recording a receivable from insurers for past costs paid by us. We were able to reevaluate the insurance asset in 2007 because of a series of favorable court rulings which determined the proper insurance allocation methodology, interpreted policy provisions related to deductibles and number of occurrences, and that New Jersey state law applied.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expenses include legal costs related to the actions against two of our subsidiaries respective insurers and a former parent company of one of the subsidiaries.
The table below presents coverage litigation expenses for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2009	2008	2007

Asbestos coverage litigation expenses	$11.7	$17.2	$13.6

Legal costs related to the subsidiaries’ action against their asbestos insurers were $11.7 million for the year ended December 31, 2009 compared to $17.2 million for the year ended December 31, 2008. Legal costs for the year ended December 31, 2008 were higher than 2009 and 2007 primarily due to trial preparation in the fourth quarter of 2008 by one of our subsidiaries against a number of its insurers and former parent. The trial had been expected to commence in the first half of 2009, but did not begin until January 19, 2010.

Seasonality

We experience seasonality in our fluid handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter; however, the global economic downturn has disrupted this pattern. Also, our European operations typically experience a slowdown during the July and August holiday season.

Sales and Orders

Our sales, orders and backlog are affected by many factors including but not limited to acquisitions, fluctuating foreign exchange rates, and growth (decline) in our existing businesses which may be driven by market conditions and other factors. To facilitate the comparison between reporting periods, we disclose the impact of each of these three factors to the extent they impact the periods presented. The impact of foreign currency translation is the difference between sales from existing businesses valued at current year foreign exchange rates and the same sales valued at prior year foreign exchange rates. Growth due to acquisitions includes incremental sales due to an acquisition during the period or incremental sales due to reporting a full year’s sales for an acquisition that occurred in the prior year. Sales growth (decline) from existing businesses excludes both the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth (decline) due to factors such as price, mix and volume.

Orders and order backlog are highly indicative of our future revenue and thus key measures of anticipated performance. Orders consist of contracts for products or services from our customers, net of cancellations, during a period. Order backlog consists of unfilled orders at the end of a period. The components of order and backlog growth (decline) are presented on the same basis as sales growth (decline).

The following tables present components of our sales and order growth (decline), as well as, sales by fluid handling product for the periods indicated:

					Backlog at
(Amounts in millions)	Sales		Orders (1)		Period End (1)
	$	%	$	%	$	%

Year ended December 31, 2007	$506.3		$589.0		$302.8

Components of Change:
Existing Businesses	70.2	13.9%	46.8	7.9%	57.9	19.1%
Acquisitions	5.5	1.1%	11.7	2.0%	15.2	5.0%
Foreign Currency Translation	22.9	4.5%	34.6	5.9%	(26.9)	(8.9)%
Total	98.6	19.5%	93.1	15.8%	46.2	15.3%
Year ended December 31, 2008	$604.9		$682.1		$349.0

Components of Change:
Existing Businesses	(48.8)	(8.1)%	(198.0)	(29.0)%	(66.8)	(19.1)%
Acquisitions	1.0	0.2%	1.4	0.2%	0.7	0.2%
Foreign Currency Translation	(32.1)	(5.3)%	(23.1)	(3.4)%	8.0	2.3%
Total	(79.9)	(13.2)%	(219.7)	(32.2)%	(58.1)	(16.6)%
Year ended December 31, 2009	$525.0		$462.4		$290.9

(1)
At December 31, 2009, the Company standardized its definition of an order among its businesses, as well as, the methodology for calculating the currency impact on backlog. Orders and backlog are presented in accordance with the revised methodology for all periods presented. As a result, orders for the years ended December 31, 2008 and 2007 increased by $12.9 million, or 1.9% and $7.5 million, or 1.3%, respectively.  Backlog for the years ended December 31, 2008 and 2007 increased by $11.6 million, or 3.4% and $10.0 million, or 3.4%, respectively.  Applying the revised methodology, orders and backlog for 2009 increased by $7.7 million, or 1.7% and $21.7 million, or 8.1%, respectively, compared to the previous methodology.

	Year ended December 31,
(Amounts in millions)	2009	2008	2007

Net Sales by Product:
Pumps, including aftermarket parts and service	$443.1	$529.3	$441.7
Systems, including installation service	69.3	58.2	48.4
Valves	10.1	10.1	9.5
Other	2.5	7.3	6.7
Total net sales	$525.0	$604.9	$506.3

As detailed above, sales from existing businesses declined 8.1% for the year ended December 31, 2009 over the year ended December 31, 2008.  This decrease was primarily due to a significant decline in sales volume in the general industrial end market resulting from the global economic downturn, partially offset by a sales volume increase in the global navy end market.  Foreign currency translation negatively impacted sales and orders for the year ended December 31, 2009, primarily due to the strengthening of the U.S. dollar against the Euro.

Orders, net of cancellations, from existing businesses for the year ended December 31, 2009 were down 29.0%  from the prior year, primarily due to a significant decline in demand in the commercial marine, oil and gas, general industrial and power generation end markets.  We experienced commercial marine order cancellations of approximately $22 million during the year ended December 31, 2009, as a result of the economic downturn.  Backlog as of December 31, 2009, of $290.9 million decreased $58.1 million, or 16.6%, reflecting the decline in orders during the year.

Sales growth from existing business increased 13.9% for the year ended December 31, 2008 over the year ended December 31, 2007.  This increase was primarily attributable to increased volume and demand in the power generation, commercial marine, and general industrial end markets. Acquisition growth of 1.1% for the year was due to the acquisitions of LSC on January 31, 2007 and Fairmount on November 29, 2007. Foreign currency translation increased sales and orders by 4.5% and 5.9%, respectively. These increases were primarily due to the weakening of the U.S. dollar against the Euro throughout most of 2008.  During the fourth quarter of 2008, the U.S. dollar appreciated sharply against both the Euro and the Swedish Krona, which had a negative effect on our sales and order growth.

Order growth from existing businesses was strong in most of our strategic end markets (most notably in the oil and gas and global navy end markets), up 7.9% in 2008.  Commercial marine orders increased approximately 1%, net of cancellations of approximately $19 million. Our backlog of orders at December 31, 2008 was $349.0 million compared to $302.8 million at December 31, 2007.  During 2008, backlog from existing businesses increased $57.9 million or 19.1%, on a currency-adjusted basis.

Gross Profit

The following table presents our gross profit and gross profit margin figures for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2009	2008	2007

Gross profit	$185.8	$217.2	$175.6
Gross profit margin	35.4%	35.9%	34.7%

Gross profit decreased $31.4 million for the year ended December 31, 2009.  Gross profit from existing businesses decreased $19.8 million, with an additional $11.7 million negative impact of foreign exchange rates.  Gross profit margin declined a modest 50 basis points in 2009 despite a substantial decrease in production volume which caused  lower absorption of fixed manufacturing costs. Significant restructuring program cost savings as well as favorable pricing and product mix in the commercial marine and general industrial end markets for the most part successfully mitigated the negative effect of volume on our gross margin.

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

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative (SG&A) expenses for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2009	2008	2007

SG&A expenses	$113.7	$125.2	$98.5
SG&A expenses as a percentage of sales	21.7%	20.7%	19.5%

Selling, general and administrative expenses decreased $11.6 million to $113.7 million for the year ended December 31, 2009. Excluding the $6.1 million favorable impact of foreign exchange rates, SG&A declined $5.5 million from 2008, primarily due to reductions in selling and commission expenses of $2.2 million and restructuring savings of $2.5 million. An additional $2.0 million of professional fees and other costs associated with becoming a public company and $2.6 million of pension and other postretirement benefit costs were incurred in 2009, but were offset by lower legacy legal expenses and favorable changes in the fair value of commodity and foreign currency derivatives.

Selling, general and administrative expenses increased $26.7 million to $125.2 million for the year ended December 31, 2008 from $98.5 million for the year ended December 31, 2007. The increase was primarily related to $3.8 million negative impact of foreign exchange rates, $4.1 million reserve increase for a legacy legal matter, $4.2 million for audit and professional fees and other costs associated with becoming a public company, and $2.1 million from the acquisitions of Fairmount and LSC.  The remaining increase was primarily due to higher selling expenses, insurance proceeds recognized in 2007 of $2.2 million related to a product liability matter, and a gain recognized in 2007 of $1.1 million from the sale of investment securities.

Operating Income

The table below presents operating income data for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2009	2008	2007

Operating income	$38.5	$16.7	$123.3
Operating margin	7.3%	2.8%	24.3%

Operating income for the year ended December 31, 2009 increased $21.8 million from the prior year.  The increase was primarily due to the absence of $57.0 million of initial public offering-related costs incurred in 2008, partially offset by $18.2 million of restructuring costs incurred in 2009 as well as a $5.5 million negative impact of foreign exchange rates.  Excluding these impacts, operating income was $11.4 million lower than the prior year, primarily due to lower sales volume from existing businesses, partially offset by lower asbestos-related expenses and selling, general and administrative expenses.

Operating income for the year ended December 31, 2008 decreased $106.6 million from the year ended December 31, 2007. This decrease was primarily due to a $62.7 million decrease in asbestos-related income, IPO-related costs of $57.0 million, $4.2 million of professional and other costs associated with becoming a public company, $4.1 million related to a reserve increase for a legacy legal matter, and the absence of $2.2 million of income recognized in the prior year period related to a product liability matter, partially offset by $23.4 million of increased operational performance in our existing business units primarily caused by increased sales volume and a $3.3 million favorable impact from foreign exchange rates.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense of $7.2 million for the year ended December 31, 2009 declined $4.6 million from the prior year, primarily due to lower debt levels during 2009 compared to 2008 as a result of debt repayments of $105.4 million from a portion of the IPO proceeds in the second quarter of 2008.  A decrease in the weighted-average effective interest rate on our variable rate borrowings that are not hedged, from 6.3% in 2008 to 5.6% in 2009 contributed approximately $0.7 million to the reduction in interest expense.

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

Provision for Income Taxes

The effective income tax rate for the year ended December 31, 2009 was 30.5% as compared to an effective tax rate of 111.7% for the year ended December 31, 2008.  Our effective tax rate for the year ended December 31, 2009 was lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3 % that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax benefit liability.

The effective income tax rate for the year ended December 31, 2008 was 111.7% as compared to an effective tax rate of 37.6% for the year ended December 31, 2007. Our effective tax rate for the year ended December 31, 2008 was higher than the U.S. federal statutory rate primarily due to an $11.8 million payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes and a $3.4 million increase in valuation allowance, offset in part by an expected lower overall rate on normal operations due to reductions in German corporate tax rates in 2008, other international tax rates that are lower than the U.S. tax rate, changes in overall profitability and state tax benefits.

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

The Term A Note bears interest at LIBOR plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at quarter end.  At December 31, 2009, the interest rate was 2.48% inclusive of a 2.25% margin. The Term A Note, as entered into on May 13, 2008, has $1.25 million due on a quarterly basis on the last day of each March, June, September and December beginning June 30, 2008 and ending March 31, 2010, $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013.  On December 31, 2009, there was $91.3 million outstanding on the Term A Note.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a €100.0 million sub-facility.  At December 31, 2009, the annual commitment fee on the revolver was 0.4% and there was $14.4 million outstanding on the letter of credit sub-facility, leaving approximately $136 million available under our revolver loan.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreases to $50.0 million and then $25.0 million on June 30, 2010 and June 30, 2011, respectively and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $3.0 million at December 31, 2009.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver. The Company believes it is in compliance with all such covenants as of December 31, 2009 and expects to be in compliance for the next 12 months.

As of December 31, 2009, we had approximately $136 million available on our $150 million revolving credit line. Present drawings under the credit line are letters of credit securing various obligations related to our business. The revolving credit line is provided by a consortium of financial institutions with varying commitment levels as show below (in millions):

Amount

Bank of America	$32.4
RBS Citizens	14.4
TD BankNorth	14.4
Wells Fargo	14.4
SunTrust Bank	14.4
Landesbank Baden-Wuerttemberg	10.5
DnB Nor Bank	10.5
HSBC	10.5
KeyBank	10.5
Carolina First Corp	6.0
UBS	6.0
Lehman Brothers(1)	6.0
Total	$150.0

(1)	The bankruptcy of Lehman Brothers resulted in their default under the terms of the revolver and it is doubtful that we would be able to draw on Lehman Brothers’ commitment of $6.0 million.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2009	2008	2007

Net cash provided by (used in) operating activities	$38.3	$(33.0)	$74.5
Purchases of fixed assets	(11.0)	(18.6)	(13.7)
Net cash paid for acquisitions	(1.3)	(0.4)	(33.0)
Other sources, net	0.3	(0.1)	0.2

Net cash used in investing activities	$(12.0)	$(19.1)	$(46.5)

Proceeds and repayments of borrowings, net	(5.0)	(110.3)	14.7
Net proceeds from IPO	-	193.0	-
Dividends paid to preferred shareholders	-	(38.5)	-
Repurchases of common stock	-	(5.7)	-
Payments made for loan costs	-	(3.3)	(1.4)
Payment of deferred stock issuance costs	-	-	(1.2)
Other uses, net	(0.4)	(0.4)	(0.4)

Net cash (used in) provided by financing activities	$(5.4)	$34.8	$11.7

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as asbestos-related cash flows, pension funding decisions and other items impact reported cash flows.

Net cash provided by (used in) operating activities was $38.2 million, $(33.0) million and $74.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The two most significant items causing the variability in these reported amounts were asbestos-related cash flows (including the disposition of claims, defense costs, insurer reimbursements and settlements and legal expenses related to litigation against our insurers) and IPO-related costs in 2008. For the years ended December 31, 2009, 2008 and 2007, net cash paid (received) for asbestos liabilities, net of insurance settlements received, was $19.7 million, $21.8 million and  $(22.5) million, respectively. For the year ended December 31, 2008, cash paid for IPO-related costs were $42.4 million. Additionally, in the year ended December 31, 2008, cash paid for legacy legal settlements were $11.7 million. Excluding the effect of asbestos-related cash flows, IPO-related costs, and legacy legal settlements, net cash provided by operating activities would have been $57.9 million, $42.9 million and $52.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other changes in operating cash flow items are discussed below.

•
Funding requirements of our defined benefit plans, including both pensions and other post-employment benefits, can vary significantly among periods due to changes in the fair value of plan assets and actuarial assumptions. For the years ended December 31, 2009, 2008 and 2007, cash contributions for defined benefit plans were $8.3 million, $6.4 million, and $8.7 million, respectively.

•	In 2009, $7.9 million of cash payments were made related to the Company’s restructuring initiatives.

•	Changes in working capital also affected the operating cash flows for the years presented. We define working capital as trade receivables plus inventories less accounts payable.

•
Working capital, excluding the effects of acquisitions and foreign currency translation, decreased $10.3 million from December 31, 2008 to December 31, 2009 and increased $30.5 million from December 31, 2007 to December 31, 2008. These changes were primarily due to changes in inventory levels and trade receivables due to variations in sales volume.

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

•
In November 2007, we acquired Fairmount for a purchase price of $3.3 million, net of cash acquired. Purchase price adjustments of $0.4 million each in 2009 and 2008 increased the purchase price to $4.1 million, net of cash acquired.

•	In January 2007, we acquired LSC for a purchase price of $29.7 million, net of cash acquired.

Financing cash flows consist primarily of borrowings and repayments of indebtedness, payment of dividends to shareholders and redemptions of stock.

•	During 2009, we repaid $5.0 million of long-term borrowings.

•	In the fourth quarter of 2008, we purchased 795,000 shares of our common stock for approximately $5.7 million. We did not purchase any shares in 2009.

•
Our IPO proceeds in May 2008 were $193.0 million after deducting estimated accounting, legal and other expenses of $5.9 million.  We used these proceeds to: (i) repay approximately $105.4 million of indebtedness outstanding under our credit facility, (ii) pay dividends to existing preferred stockholders of record immediately prior to the consummation of the IPO in the amount of $38.5 million, (iii) pay $11.8 million to the selling stockholders in the IPO as reimbursement for the underwriting discount incurred on the shares sold by them, and (iv) pay special bonuses of approximately $27.8 million to certain of our executives under previously adopted executive compensation plans.  The remainder of the net proceeds was applied to working capital.

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

Contractual Obligations

We are party to numerous contracts and arrangements that obligate us to make cash payments in future years.  These contracts include financing arrangements such as debt agreements and leases, as well as contracts for the purchase of goods and services.  The following table is a summary of our contractual obligations as of December 31, 2009 (in millions):

	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years

Debt & Leases:
Term Loan A	$91.3	$8.8	$20.0	$62.5	-
Interest Payments on Long-Term Debt (1)	10.9	4.7	5.6	0.6	-
Capital Leases & Other Debt	0.2	0.2	-	-	-
Operating Leases	9.8	3.9	4.1	1.6	0.2
Purchase Obligations (2)	25.3	24.6	0.6	-	0.1
Total	$137.5	$42.2	$30.3	$64.7	$0.3

(1)	Includes estimated interest rate swap payments. Variable interest payments are estimated using a static rate of 3.7%.
(2)	Amounts exclude open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have cash funding requirements associated with our pension and other post-retirement benefit plans, which are estimated to be approximately $6.9 million for the year ending December 31, 2010. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, and deferred income taxes, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements other than outstanding letters of credit of $14.4 million at December 31, 2009 and future operating lease payments of $9.8 million.

On November 29, 2007, we acquired Fairmount, an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy, for $4.5 million plus contingent payments based on achievement of future revenue and earnings targets over the period ending December 31, 2010. Remaining contingent payments, if any, of up to $1.3 million could result if targets are achieved.

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

Claims activity related to asbestos is as follows (1):

	Year ended December 31,
	2009	2008	2007

Claims unresolved at the beginning of the period	35,357	37,554	50,020
Claims filed (2)	3,323	4,729	6,861
Claims resolved (3)	(13,385)	(6,926)	(19,327)

Claims unresolved at the end of the period	25,295	35,357	37,554

Average cost of resolved claims (4)	$11,106	$5,378	$5,232

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
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

 We have projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is the standard approach used by most experts and has been accepted by numerous courts. This methodology is based upon risk equations, exposed population estimates, mortality rates, and other demographic statistics. In applying the Nicholson methodology for each subsidiary we performed: 1) an analysis of the estimated population likely to have been exposed or claim to have been exposed to products manufactured by the subsidiaries based upon national studies undertaken of the population of workers believed to have been exposed to asbestos; 2) the use of epidemiological and demographic studies to estimate the number of potentially exposed people that would be likely to develop asbestos-related diseases in each year; 3) an analysis of the subsidiaries’ recent claims history to estimate likely filing rates for these diseases; and 4) an analysis of the historical asbestos liability costs to develop average values, which vary by disease type, jurisdiction and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims. Our projections, based upon the Nicholson methodology, estimate both claims and the estimated cash outflows related to the resolution of such claims for periods up to and including the endpoint of asbestos studies referred to in item 2) above. It is our policy to record a liability for asbestos-related liability costs for the longest period of time that we can reasonably estimate.

Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in the claims, funds available in post-bankruptcy trusts, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of our asbestos liability, and these effects do not move in linear fashion but rather change over multiple year periods. Accordingly, we monitor these trend factors over time and periodically assesses whether an alternative forecast period is appropriate. Taking these factors into account and the inherent uncertainties, we believe that we can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability as our best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, we do not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

We assessed the subsidiaries’ existing insurance arrangements and agreements, determined the applicability of insurance coverage for existing and expected future claims, analyzed publicly available information bearing on the current creditworthiness and solvency of the various insurers, and employed such insurance allocation methodologies as we believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities. The analysis took into account self-insurance reserves, policy exclusions, pending litigation, liability caps and gaps in coverage, allocation agreements, indemnity arrangements with third-parties, existing and potential insolvencies of insurers as well as how legal and defense costs will be covered under the insurance policies.

During the third quarter of 2009, an analysis of claims data including filing and dismissal rates, alleged disease mix, filing jurisdiction, as well as settlement values resulted in the determination that the Company should revise its rolling 15-year estimate of asbestos-related liability for pending and future claims.  As a result, the Company recorded an $11.6 million pretax charge in the third quarter of 2009, which was comprised of an increase to its asbestos-related liabilities of $111.3 million offset by expected insurance recoveries of $99.7 million.

Each subsidiary has separate insurance coverage resulting from the independent corporate history of each entity. In our evaluation of the insurance asset, we used differing insurance allocation methodologies for each subsidiary based upon the state law that will or is likely to apply for that subsidiary.

For one of the subsidiaries, the Delaware Court of Chancery ruled on October 14, 2009, that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business.  Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the determination that defense costs are outside policy limits, the Company, as of October 2, 2009, increased its future expected recovery percentage from 67% to 90% of asbestos-related costs following the exhaustion in the future of its primary and umbrella layers of insurance and recorded a pretax gain of $17.3 million. The subsidiary expects to be responsible for approximately 10% of all future asbestos-related costs.

In November 2008, the subsidiary entered into a settlement agreement with the primary and umbrella carrier governing all aspects of the carrier’s past and future handling of the asbestos related bodily injury claims against the subsidiary. As a result of this agreement, during the third quarter of 2008, the Company increased its insurance asset by $7.0 million attributable to resolution of a dispute concerning certain pre-1966 insurance policies and recorded a corresponding pretax gain. The additional insurance will be allocated by the carrier to cover any gaps in coverage up to $7.0 million resulting from exhaustion of umbrella policies and/or the failure of any excess carrier to pay amounts incurred in connection with asbestos claims. The Company reimbursed the primary insurer for $7.6 million in deductibles and retrospective premiums in the fourth quarter of 2008 and has no further liability to the insurer under these provisions of the primary policies.

This subsidiary’s primary and umbrella insurance coverage was exhausted in the first quarter of 2010.  No cost sharing or allocation agreement is currently in place with the Company’s excess insurers; however, certain excess insurers have stated that they will abide by the Delaware Chancery Court's recent coverage rulings, including its ruling that the subsidiary may seek insurance coverage from the Company's excess insurers on and “all sums” basis and that they will defend and/or indemnify the subsidiary against asbestos claims, subject to their reservation of rights.

In 2003, the other subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it.  Although none of these insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments.  For this subsidiary it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. Further court rulings in December of 2009, clarified the allocation calculation  related to amounts currently due from insurers as well as amounts the Company expects to be reimbursed for asbestos-related costs incurred in future periods.  As a result, in the fourth quarter of 2009, the Company increased its receivable for past costs by $11.9 million and decreased its insurance asset for future costs by $9.8 million and recorded a pretax gain of $2.1 million.  The subsidiary expects to responsible for approximately 14% of all future asbestos-related costs.

The Company has established reserves of $443.8 million and $357.3 million as of December 31, 2009 and December 31, 2008, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $389.4 million and $304.0 million as of December 31, 2009 and December 31, 2008, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $54.3 million and $53.3 million as of December 31, 2009 and December 31, 2008, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $45.9 million and $36.4 million as of December 31, 2009 and December 31, 2008, respectively, for which insurance recovery is deemed probable.  The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”.  The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” and “Long-term asbestos insurance receivable” in the accompanying consolidated balance sheets.

The income related to these liabilities and legal defense was $2.2 million, net of estimated insurance recoveries, for the year ended December 31, 2009 compared to $4.8 million and $63.9 million for the years ended December 31, 2008 and 2007, respectively.  Legal costs related to the subsidiaries’ action against their asbestos insurers were $11.7 million for the year ended December 31, 2009 compared to $17.2 million and $13.6 million for the years ended December 31, 2008 and 2007, respectively.

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

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually on December 31 or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

In the evaluation of goodwill for impairment, we first compare the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

We measure fair value of reporting units based on a present value of future discounted cash flows or a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization (EBITDA) in estimating the fair value of the reporting units.

The analysis performed for each of the years ended December 31, 2009, 2008 and 2007 indicated no impairment to be present.  However, actual results could differ from our estimates and projections, which would affect the assessment of impairment. As of December 31, 2009, we have goodwill of $167.3 million that is subject to at least annual review of impairment.

Income Taxes

We account for income taxes under the asset and liability method, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

During the year ending December 31, 2009, the valuation allowance increased from $52.2 million to $53.4 million with the increase recognized in income tax expense. The $1.2 million increase in 2009 was primarily attributable to certain separate company U.S. losses we believe may not be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the total U.S. deferred tax asset could be realized on a more likely than not basis.  If economic conditions adversely affect our ability to generate future U.S. taxable income, additional valuation allowances may be needed.

The determination of our provision for income tax requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite the belief that the tax return positions are fully supportable, we believe that certain positions may be successfully challenged. When facts and circumstances change, the reserves are adjusted through the provision for income taxes. Tax benefits are not recognized until minimum recognition thresholds are met as prescribed by applicable accounting standards.

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

For long-term contracts, revenue is generally recognized based on the percentage-of-completion method calculated on the units of delivery basis or the cost-to-cost basis. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method when we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known and have historically been insignificant. Percentage of completion revenue was approximately 2.2%, 0.9%, and 2.9% of consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Service revenues are recognized as services are performed.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $2.8 million and $2.5 million as of December 31, 2009 and 2008, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The foregoing criteria are used for all classes of customers including original equipment manufacturers, distributors, government contractors and other end users.

 Stock-Based Compensation

Pursuant to our 2008 omnibus incentive plan, our board of directors may make awards in the form of shares of restricted stock, stock options and restricted stock units (“RSUs”) and other stock-based awards. We measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period or vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We have equity incentive plans to encourage employees and non-employee directors to remain with us and to more closely align their interests with those of our shareholders.

For purposes of calculating stock-based compensation, the fair value of restricted stock or restricted stock units granted is equal to the market value of a share of common stock on the date of the grant. For grants that were awarded on May 7, 2008 in conjunction with our initial public offering, we used the initial public offering price as the fair value of the restricted stock and restricted stock units granted. For stock options, we estimate the fair value on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. One key input into the model is the fair value of our common stock on the date of grant, the initial public offering price in the case of stock options issued on May 7, 2008. Other key variables in the Black-Scholes option-pricing model include the expected volatility of our common stock price, the expected term of the award and the risk-free interest rate. In addition, we are required to estimate forfeitures of unvested awards when recognizing compensation expense. Significant assumptions used to calculate stock-based compensation during the years ended December 31, 2009 and 2008 were a stock price volatility of 32.5% and 32.4%, respectively, an expected option life of 4.5 years, a risk-free interest rate based on the 5-year treasury note yield on the date of grant ranging from 1.9% to 2.5% in 2009 and 2.5 % to 3.1% in 2008 and a 0% expected dividend yield.

Stock-based compensation expense recognized for the years ended December 31, 2009 and 2008 was $2.6 million and $11.3 million, respectively. No stock-based compensation expense was recognized for the year ended December 31, 2007. We cannot predict with certainty the impact of stock-compensation expense to be recognized in the future because the actual amount of stock-based compensation expense we record in any fiscal period will be dependent on a number of factors, including the number of shares subject to the stock awards issued, the fair value of our common stock at the time of issuance and the expected volatility of our stock price over time. However, based on awards we currently expect to make in 2010, stock-based compensation for the year ended December 31, 2010 is projected to be approximately $3.4 million.

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

Information concerning market risk for the year ended December 31, 2009 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at December 31, 2009 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2009 on our variable rate debt that is not hedged would have increased our interest cost by approximately $0.2 million.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreases to $50.0 million and then $25.0 million on June 30, 2010 and June 30, 2011, respectively and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $3.0 million at December 31, 2009.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2009, approximately 66% of our sales were derived from operations outside the U.S., with approximately 63% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, 2009 income before income taxes would have increased by $3.1 million.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2009, we had no open commodity futures contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Colfax Corporation

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Colfax Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Colfax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As explained in Note 5 to the consolidated financial statements, on January 1, 2007, the Company changed its method for accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2010

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year ended December 31,
	2009	2008	2007

Net sales	$525,024	$604,854	$506,305
Cost of sales	339,237	387,667	330,714

Gross profit	185,787	217,187	175,591
Selling, general and administrative expenses	113,674	125,234	98,500
Restructuring and other related charges	18,175	-	-
Initial public offering related costs	-	57,017	-
Research and development expenses	5,930	5,856	4,162
Asbestos liability and defense income	(2,193)	(4,771)	(63,978)
Asbestos coverage litigation expenses	11,742	17,162	13,632
Operating income	38,459	16,689	123,275
Interest expense	7,212	11,822	19,246

Income before income taxes	31,247	4,867	104,029
Provision for income taxes	9,525	5,438	39,147

Net income (loss)	21,722	(571)	64,882

Dividends on preferred stock	-	(3,492)	(25,816)

Net income (loss) available to common shareholders	$21,722	$(4,063)	$39,066

Net income (loss) per share—basic and diluted	$0.50	$(0.11)	$1.79

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except per share amounts

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,963	$28,762
Trade receivables, less allowance for doubtful accounts of $2,837 and $2,486	88,493	101,064
Inventories, net	71,150	80,327
Deferred income taxes, net	6,823	6,327
Asbestos insurance asset	30,606	26,473
Asbestos insurance receivable	28,991	36,371
Prepaid expenses	11,109	9,632
Other current assets	2,426	5,901

Total current assets	289,561	294,857
Deferred income taxes, net	52,023	53,428
Property, plant and equipment, net	90,434	92,090
Goodwill	167,254	165,530
Intangible assets, net	11,952	13,516
Long-term asbestos insurance asset	358,843	277,542
Long-term asbestos insurance receivable	16,876	-
Deferred loan costs, pension and other assets	16,188	16,113
Total assets	$1,003,131	$913,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$8,969	$5,420
Accounts payable	36,579	52,138
Accrued asbestos liability	34,866	28,574
Accrued payroll	17,756	19,162
Accrued taxes	2,154	11,457
Accrued termination benefits	9,473	-
Other accrued liabilities	34,402	37,535

Total current liabilities	144,199	154,286
Long-term debt, less current portion	82,516	91,701
Long-term asbestos liability	408,903	328,684
Pension and accrued post-retirement benefits	126,953	130,188
Deferred income tax liability	10,375	7,685
Other liabilities	31,353	33,601
Total liabilities	804,299	746,145
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and
outstanding 43,229,104 and 43,211,026	43	43
Additional paid-in capital	402,852	400,259
Retained deficit	(91,579)	(113,301)
Accumulated other comprehensive loss	(112,484)	(120,070)
Total shareholders’ equity	198,832	166,931
Total liabilities and shareholders' equity	$1,003,131	$913,076

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2009, 2008 and 2007
Dollars in thousands

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2006	$1	$22	$201,660	$(141,561)	$(54,223)	$5,899
Comprehensive income:
Net income	-	-	-	64,882	-	64,882
Foreign currency translation, net of $265 tax expense	-	-	-	-	8,952	8,952
Changes in unrecognized pension and postretirement benefit costs, net of $4,440 tax expense	-	-	-	-	4,362	4,362
Amounts reclassified to net income:
Net realized investment gains, net of $409 tax benefit	-	-	-	-	(667)	(667)
Net pension and other postretirement benefit costs, net of $1,611 tax expense	-	-	-	-	2,182	2,182
Total comprehensive income	-	-	-	64,882	14,829	79,711
Adoption of new accounting standard (see Note 5)	-	-	-	(6,743)	-	(6,743)
Preferred dividends declared	-	-	-	(25,816)	-	(25,816)
Balance at December 31, 2007	1	22	201,660	(109,238)	(39,394)	53,051
Comprehensive income (loss):
Net loss	-	-	-	(571)	-	(571)
Foreign currency translation, net of $-0- tax	-	-	-	-	(10,662)	(10,662)
Unrealized losses on hedging activities, net of $-0- tax	-	-	-	-	(5,815)	(5,815)
Changes in unrecognized pension and postretirement benefit costs, net of $1,728 tax benefit	-	-	-	-	(67,624)	(67,624)
Amounts reclassified to net income:
Losses on hedging activities, net of $-0- tax	-	-	-	-	766	766
Net pension and other postretirement benefit costs, net of $152 tax expense	-	-	-	-	2,659	2,659
Total comprehensive loss	-	-	-	(571)	(80,676)	(81,247)
Net proceeds from initial public offering and
conversion of preferred stock	(1)	22	192,999	-	-	193,020
Stock repurchase	-	(1)	(5,730)	-	-	(5,731)
Stock-based compensation	-	-	11,330	-	-	11,330
Preferred dividends declared	-	-	-	(3,492)	-	(3,492)
Balance at December 31, 2008	-	43	400,259	(113,301)	(120,070)	166,931
Comprehensive income:
Net income	-	-	-	21,722	-	21,722
Foreign currency translation, net of $7 tax benefit	-	-	-	-	5,401	5,401
Unrealized gains on hedging activities, net of $-0- tax	-	-	-	-	(866)	(866)
Changes in unrecognized pension and postretirement benefit costs, net of $1,488 tax benefit	-	-	-	-	(2,403)	(2,403)
Amounts reclassified to net income:
Losses on hedging activities, net of $-0- tax	-	-	-	-	2,881	2,881
Net pension and other postretirement benefit costs, net of $1,450 tax expense	-	-	-	-	2,573	2,573
Total comprehensive income	-	-	-	21,722	7,586	29,308
Stock-based compensation	-	-	2,593	-	-	2,593
Balance at December 31, 2009	$-	$43	$402,852	$(91,579)	$(112,484)	$198,832

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$21,722	$(571)	$64,882
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and fixed asset impairment charges	15,074	14,788	15,239
Noncash stock-based compensation	2,593	11,330	-
Write off of deferred loan costs	-	4,614	-
Amortization of deferred loan costs	677	934	1,644
Loss (gain) on sale of fixed assets	(64)	60	(35)
Deferred income taxes	3,593	(13,357)	22,186
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	16,280	(20,612)	(3,149)
Inventories	10,763	(15,556)	(2,279)
Accounts payable and accrued liabilities, excluding asbestos
related accrued expenses	(20,899)	7,020	8,772
Other current assets	2,605	(3,285)	(2,304)
Change in asbestos liability and asbestos-related accrued
expenses, net of asbestos insurance asset and receivable	(10,166)	(9,457)	(27,807)
Changes in other operating assets and liabilities	(3,892)	(8,889)	(2,666)

Net cash provided by (used in) operating activities	38,286	(32,981)	74,483

Cash flows from investing activities:
Purchases of fixed assets	(11,006)	(18,645)	(13,671)
Acquisitions, net of cash received	(1,260)	(439)	(32,987)
Proceeds from sale of fixed assets	219	23	133
Net cash used in investing activities	(12,047)	(19,061)	(46,525)

Cash flows from financing activities:
Borrowings under term credit facility	-	100,000	55,000
Payments under term credit facility	(5,000)	(210,278)	(11,791)
Proceeds from borrowings on revolving credit facilities	-	28,185	58,000
Repayments of borrowings on revolving credit facilities	-	(28,158)	(86,500)
Payments on capital leases	(417)	(309)	(449)
Payments for loan costs	-	(3,347)	(1,368)
Payment of deferred stock issuance costs	-	-	(1,155)
Proceeds from the issuance of common stock, net of offering costs	-	193,020	-
Repurchases of common stock	-	(5,731)	-
Dividends paid to preferred shareholders	-	(38,546)	-
Net cash (used in) provided by financing activities	(5,417)	34,836	11,737

Effect of exchange rates on cash	379	(2,125)	790

Increase (decrease) in cash and cash equivalents	21,201	(19,331)	40,485
Cash and cash equivalents, beginning of year	28,762	48,093	7,608
Cash and cash equivalents, end of year	$49,963	$28,762	$48,093

Cash interest paid	$6,615	$9,970	$16,978
Cash income taxes paid	$16,596	$18,534	$12,931

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company owns 44% of the common shares of Sistemas Centrales de Lubricación S.A. de C.V., a Mexican company and 28% of the common shares of Allweiler Al-Farid Pumps Company (S.A.E.), an Egyptian Corporation.  These investments are recorded in these financial statements using the equity method of accounting. Accordingly, $6.6 million and $5.4 million are recorded in other assets on the consolidated balance sheets at December 31, 2009 and 2008, respectively. The Company records its share of these investments’ net earnings, based on its economic ownership percentage. Accordingly, $1.5 million of earnings from equity investments were included as a reduction of selling, general and administrative expenses on the consolidated statements of operations for each of the three years ended December 31, 2009, 2008 and 2007, respectively.  All significant intercompany accounts and transactions have been eliminated.

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

For long-term contracts, revenue is generally recognized based on the percentage-of-completion method calculated on the units of delivery basis or the cost-to-cost basis. Percentage of completion revenue was approximately 2.2%, 0.9%, and 2.9% of consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. For long-term contracts in which reasonable estimates cannot be made, the Company uses the completed contract method.

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

Advertising

Advertising costs of $0.5 million, $0.9 million, and $0.6 million for years ending December 31, 2009, 2008 and 2007, respectively, are expensed as incurred and have been included in selling, general and administrative expenses.

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

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually on December 31 or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

In the evaluation of goodwill for impairment, the Company first compares the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

The Company measures fair value of reporting units based on a present value of future discounted cash flows or a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization (EBITDA) in estimating the fair value of the reporting units.

The analysis performed for each of the years ended December 31, 2009, 2008 and 2007 indicated no impairment to be present.

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

The Company assesses its long-lived assets other than goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company recorded asset impairment losses totaling $0.6 million in 2009 in connection with the closure of two facilities. No such impairments were recorded in 2008 or 2007.

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

 Interest rate swaps and other derivative contracts are recognized on the balance sheet as assets and liabilities, measured at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. For transactions in which we are hedging the variability of cash flows, changes in the fair value of the derivative are reported in accumulated other comprehensive income until earnings are affected by the hedged item. Changes in the fair value of derivatives not designated as hedges are recognized currently in earnings.

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

	December 31,
	2009	2008

Medical insurance	$697	$563
Workers' compensation	189	173

Total self-insurance reserves	$886	$736

Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Warranty activity for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008

Warranty liability at beginning of the year	$3,108	$2,971
Accrued warranty expense, net of adjustments	860	801
Changes in estimates related to pre-existing warranties	(552)	374
Cost of warranty service work performed	(646)	(869)
Foreign exchange translation effect	82	(169)

Warranty liability at end of the year	$2,852	$3,108

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

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the consolidated balance sheets are recognized in the consolidated statements of operations for that period. The foreign currency transaction gain (loss) in income was $(1.4) million, $0.3 million, and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Debt Issuance Costs

Costs directly related to the placement of debt are capitalized and amortized using the straight-line method, which approximates the effective interest method over the term of the related obligation. Amounts written off due to early extinguishment of debt are charged to earnings. Cost and accumulated amortization related to debt issuance costs amounted to approximately $3.4 million and $1.1 million, respectively, as of December 31, 2009 and $3.3 million and $0.4 million, respectively, as of December 31, 2008.

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

On November 29, 2007, the Company acquired Fairmount Automation, Inc. (Fairmount), an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy, for $4.5 million plus contingent payments based on achievement of future revenue and earnings targets over the period ending December 31, 2010. In the fourth quarters of 2009 and 2008, the first two targets were achieved, resulting in payments of $0.4 million in each period, which were recorded as goodwill. Remaining contingent payments, if any, of up to $1.3 million will also be recorded as additional goodwill. In addition to strengthening its existing position with the U.S. Navy, the Company is leveraging Fairmount’s experienced engineering talent and technology expertise to develop a portfolio of fluid handling solutions with diagnostic and prognostic capabilities for use in industrial applications.

On August 31, 2009, we completed the acquisition of PD-Technik Ingenieurbüro GmbH (“PD-Technik”), a provider of marine aftermarket related products and services located in Hamburg, Germany, for $1.3 million, net of cash acquired in the transaction.

Purchase price allocations are based on fair value of the acquired assets and liabilities. This information is obtained mainly through due diligence and other information from the sellers, as well as tangible and intangible asset appraisals. The allocations for our significant acquisitions, Fairmount and LSC, are as follows:

	Fairmount	LSC

Cash	$1,155	$74
Accounts receivable	243	5,809
Inventories	469	4,248
Prepaid expenses and other current assets	77	301
Property, plant and equipment	109	428
Goodwill	3,028	15,065
Trade name	90	870
Developed technology	860	2,770
Backlog of open orders	-	552
Customer relationships	990	3,330
Other long-term assets	-	1,381
Total assets acquired	$7,021	$34,828
Accounts payable and accrued liabilities assumed	$1,698	$5,078

Developed technology is being amortized over a term of 6 to 15 years. Backlog of open orders is amortized over a term of approximately one year. Customer relationships are being amortized over periods of 7 to 10 years. The weighted average amortization period for intangibles subject to amortization is approximately six years.

Goodwill deductible for income tax purposes due to the Fairmount and LSC acquisitions is $2.8 million and $14.4 million, respectively.

The unaudited pro forma information below gives effect to these acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the acquisitions been consummated as of that time.

Pro Forma
Year ended
December 31,
2007

Net sales	$510,021
Net income	64,757

Earnings per common share - basic and diluted	$1.78

5. Income Taxes

Income before income taxes and the components of the provision for income taxes were as follows:

	Year ended December 31,
	2009	2008	2007

Income (loss) before income tax expense:
Domestic	$(473)	$(55,432)	$59,919
Foreign	31,720	60,299	44,110

	$31,247	$4,867	$104,029
Provision for income taxes:
Current income tax expense (benefit):
Federal	$(1,323)	$(1,145)	$444
State	344	239	199
Foreign	6,911	19,701	16,318

	5,932	18,795	16,961
Deferred income tax expense (benefit):
Domestic	3,145	(12,634)	24,257
Foreign	448	(723)	(2,071)

	3,593	(13,357)	22,186
	$9,525	$5,438	$39,147

U.S. income taxes at the statutory rate reconciled to the overall U.S. and foreign provision for income taxes were as follows:

	Year ended December 31,
	2009	2008	2007

Tax at U.S. federal income tax rate	$10,936	$1,704	$36,411
State taxes	(1)	(1,535)	2,098
Effect of international tax rates	(2,260)	(3,342)	(2,230)
Payment of non-deductible underwriting fee	-	4,483	-
Changes in valuation and tax reserves	639	3,306	853
Inclusion of foreign earnings	-	-	1,565
Other	211	822	450

Provision for income taxes	$9,525	$5,438	$39,147

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2009		2008
	Current	Long-Term	Current	Long-Term

Deferred tax assets:
Post-retirement benefit obligations	$1,003	$31,517	$602	$32,538
Expenses not currently deductible	9,552	30,200	7,536	30,017
Net operating loss carryover	-	42,268	-	42,770
Tax credit carryover	-	5,560	-	7,518
Other	-	837	-	1,094

Total deferred tax assets	10,555	110,382	8,138	113,937
Valuation allowance for deferred tax assets	(2,940)	(50,474)	(1,811)	(50,406)

Net deferred tax assets	7,615	59,908	6,327	63,531

Net tax liabilities:
Tax over book depreciation	-	10,578	-	10,809
Other	1,074	7,680	-	6,979

Total deferred tax liabilities	1,074	18,258	-	17,788

Net deferred tax assets	$6,541	$41,650	$6,327	$45,743

For purposes of the balance sheet presentation, the Company nets current and non-current tax assets and liabilities within each taxing jurisdiction. The above table is presented prior to the netting of the current and non-current deferred tax items. The Company evaluates the recoverability of its net deferred tax assets on a jurisdictional basis by considering whether net deferred tax assets will be realized on a more likely than not basis.  To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ending December 31, 2009, the valuation allowance increased from $52.2 million to $53.4 million with the increase recognized in income tax expense. The $1.2 million increase in 2009 was primarily attributable to certain separate company U.S. losses the Company believes may not be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of approximately $109.6 million expiring in years 2021 through 2028, and minimum tax credits of approximately $1.9 million that may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits that have been offset by a valuation allowance. We experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the IPO.  The Company’s ability to use these various carryforwards existing at the time of the ownership change to offset any taxable income generated in taxable periods after the ownership change may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2009, 2008 and 2007, the Company intends that all undistributed earnings of its controlled international subsidiaries will be reinvested and no tax expense has been recognized under the applicable accounting standard, for these reinvested earnings.  The amount of unremitted earnings from these international subsidiaries, subject to local statutory restrictions, as of December 31, 2009 is approximately $128.2 million.  It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested.

The Company adopted an accounting standard which created a single model to address accounting for uncertainty in tax positions. This accounting standard applies to all tax positions and requires a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on classification, interest and penalties, accounting in interim periods and transition, and significantly expanded income tax disclosure requirements. As a result of the implementation of this accounting standard, the Company increased its net liability for unrecognized tax benefits by $6.7 million with a corresponding charge to beginning retained earnings as of January 1, 2007.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at December 31, 2007	$10,299

Additions for tax positions in prior periods	886
Additions for tax positions in current period	886
Reductions for tax positions in prior periods	(1,658)
Foreign exchange impact / other	(312)

Balance at December 31, 2008	$10,101

Additions for tax positions in prior periods	73
Additions for tax positions in current period	308
Reductions for tax positions in prior periods	(1,896)
Foreign exchange impact / other	160

Balance at December 31, 2009	$8,746

The Company’s unrecognized tax benefits as of December 31, 2009 and 2008 totaled $9.3 million and $11.1 million inclusive of $0.5 million and $1.0 million of interest, respectively.  These amounts were offset in part by tax benefits of approximately $0.7 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively.  The net liabilities for uncertain tax positions for the years ended December 31, 2009 and 2008 were $8.6 million and $9.7 million, respectively, and if recognized, would favorably impact the effective tax rate.

The Company records interest and penalties on uncertain tax positions for post-adoption periods as a component of income tax expense. The interest and penalty expense recorded in income tax expense attributed to uncertain tax positions for the years ending December 31, 2009, 2008 and 2007 was $0.2 million, $0.2 million and $0.3 million, respectively.

The Company is subject to income tax in the U.S., state, and international locations. The Company’s significant operations outside the U.S. are located in Germany and Sweden. In Sweden, tax years 2004 to 2009 and in Germany, tax years 2003 and 2006 to 2008 remain subject to examination. In the U.S., tax years 2005 and beyond generally remain open for examination by U.S. and state tax authorities as well as tax years ending in 1997, 1998, 2000 and 2003 that have U.S. tax attributes available that have been carried forward to open tax years or are available to be carried forward to future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months ranging from zero to $1.3 million.

6. Restructuring and Other Related Charges

The Company has initiated a series of restructuring actions during 2009 in response to current and expected future economic conditions. As a result, the Company recorded pre-tax restructuring and related costs of $18.2 million during the year ended December 31, 2009. As of December 31, 2009, we have reduced our company-wide workforce by 328 associates from December 31, 2008.  Additionally, during 2009, approximately 630 associates participated in a German government-sponsored furlough program in which the government pays the wage-related costs for the portion of the work week the associate is not working.  Payroll taxes and other employee benefits related to employees’ furlough time are included in restructuring costs. Our agreement with the German works council allowing participation in the furlough program ends February 2011. Future restructuring costs that may be incurred cannot be reasonably estimated as of the date these financial statements are filed.

During the second quarter of 2009, we closed a repair facility in Aberdeen, NC. Further, during the fourth quarter of 2009, we closed a manufacturing facility in Sanford, NC and moved its production to the Company’s facilities in Monroe, NC and Columbia, KY. We recorded non-cash impairment charges of $0.6 million to reduce the carrying value of the real estate and equipment at these facilities to their estimated fair values.

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

A summary of restructuring activity for the year ended December 31, 2009 is shown below.

		Year Ended December 31, 2009
	Restructuring			Foreign	Restructuring
	Liability at			Currency	Liability at
	Dec. 31, 2008	Provisions	Payments	Translation	Dec. 31, 2009
Restructuring Charges:
Termination benefits (1)	$-	$15,218	$(5,545)	$(200)	$9,473
Furlough charges (2)	-	1,187	(1,273)	86	-
Facility closure charges (3)	-	1,122	(1,122)	-	-
Total Restructuring Charges	$-	17,527	$(7,940)	$(114)	$9,473

Other Related Charges:
Asset impairment charges (4)		648

Total Restructuring and Other Related Charges		$18,175

(1)	Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.
(4)	Includes asset impairment charges associated with the real estate and equipment at the Aberdeen, NC and Sanford, NC locations.

7. Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share:
	Year ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$21,722	$(571)	$64,882
Dividends on preferred stock	-	(3,492)	(25,816)
Net income (loss) available to common shareholders	$21,722	$(4,063)	$39,066

Denominator:
Weighted-average shares of common stock outstanding - basic	43,222,616	36,240,157	21,885,929
Net income (loss) per share - basic	$0.50	$(0.11)	$1.79

Weighted-average shares of common stock outstanding - basic	43,222,616	36,240,157	21,885,929
Net effect of potentally dilutive securities (1)	103,088	-	-
Weighted-average shares of common stock outstanding - diluted	43,325,704	36,240,157	21,885,929
Net income (loss) per share - diluted	$0.50	$(0.11)	$1.79

(1)	Potentially dilutive securities consist of options and restricted stock units.

In the years ended December 31, 2009 and 2008, respectively, approximately 0.6 million and 0.5 million potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

8. Inventories

Inventories consisted of the following:

	December 31,
	2009	2008

Raw materials	$28,445	$34,074
Work in process	32,888	33,691
Finished goods	21,013	21,600

	82,346	89,365
Less-Customer progress billings	(3,171)	(2,115)
Less-Allowance for excess, slow-moving and obsolete inventory	(8,025)	(6,923)

	$71,150	$80,327

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Depreciable	December 31,
	Lives in Years	2009	2008

Land	-	$16,618	$16,593
Buildings and improvements	3 - 40	34,491	34,784
Machinery and equipment	3 - 15	119,727	114,857
Software	3 - 5	17,324	14,487

		188,160	180,721
Less-Accumulated depreciation		(97,726)	(88,631)

		$90,434	$92,090

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2009, 2008 and 2007, was approximately $11.8 million, $12.1 million and $11.8 million, respectively. These amounts include depreciation expense related to software for the years ended December 31, 2009, 2008 and 2007 of $1.7 million, $2.0 million and $2.6 million, respectively.

10. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 are as follows:

Goodwill

Balance December 31, 2007	$168,959

Contingent purchase price payment for Fairmount acquisition	439
Adjustments due to finalization of purchase price allocations	165
Impact of changes in foreign exchange rates	(4,033)

Balance December 31, 2008	165,530

Contingent purchase price payment for Fairmount acquisition	418
Attributable to 2009 acquisiton of PD-Technik	6
Impact of changes in foreign exchange rates	1,300

Balance December 31, 2009	$167,254

Other intangible assets consisted of the following:

	December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Acquired customer relationships	$15,512	$(8,989)	$14,450	$(7,022)
Trade names - indefinite life	2,062	-	2,040	-
Acquired developed technology	5,811	(2,444)	5,808	(1,760)
Other intangibles	146	(146)	464	(464)

	$23,531	$(11,579)	$22,762	$(9,246)

In connection with the acquisition of PD-Technik in 2009, customer relationship intangibles of $0.9 million were acquired and are being amortized over a period of six years.

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2.6 million, $2.7 million and $3.4 million, respectively. Amortization expense for the next five fiscal years is expected to be: 2010—$2.5 million, 2011—$2.5 million, 2012—$2.2 million, 2013—$1.0 million, and 2014—$0.7 million.

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

The following table summarizes the changes in our pension and other post-retirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status:

			Other
	Pension Benefits		Post-retirement Benefits
Year ended December 31,	2009	2008	2009	2008

Change in benefit obligation:
Projected benefit obligation at beginning of year	$313,339	$320,769	$10,370	$7,304
Service cost	1,381	1,160	-	-
Interest cost	18,717	18,507	525	501
Plan amendments	-	-	-	2,359
Actuarial loss	13,071	3,721	772	901
Acquisitions	72	-	-	-
Settlement/curtailment	-	-	-	-
Foreign exchange effect	2,958	(7,844)	-	-
Benefits paid	(21,244)	(22,974)	(808)	(695)

Projected benefit obligation at end of year	$328,294	$313,339	$10,859	$10,370

Accumulated benefit obligation at end of year	$325,321	$308,181	$-	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$192,859	$257,036	$-	$-
Actual return on plan assets	29,193	(42,694)	-	-
Employer contribution	7,517	5,695	808	695
Acquisitions	60	-	-	-
Foreign exchange effect	1,536	(4,204)	-	-
Benefits paid	(21,244)	(22,974)	(808)	(695)

Fair value of plan assets at end of year	$209,921	$192,859	$-	$-

Funded status at end of year	$(118,373)	$(120,480)	$(10,859)	$(10,370)

Amounts recognized in the balance sheet at December 31:
Non-current assets	$244	$1,928	$-	$-
Current liabilities	(1,114)	(1,153)	(1,409)	(1,437)
Non-current liabilities	(117,503)	(121,255)	(9,450)	(8,933)

Total	$(118,373)	$(120,480)	$(10,859)	$(10,370)

 The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $312.4 million and $187.5 million, respectively, as of December 31, 2009 and $296.6 million and $179.1 million, respectively, as of December 31, 2008.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $315.4 million and $194.5 million, respectively, as of December 31, 2009 and $301.2 million and $179.1 million, respectively, as of December 31, 2008.

The following table summarizes the changes in our foreign pension plans’ obligations and plan assets, included in the previous disclosure, and includes a statement of the foreign plans’ funded status:

	Foreign Pension Benefits
Year ended December 31,	2009	2008

Change in benefit obligation:
Projected benefit obligation at beginning of year	$82,253	$83,649
Service cost	1,381	1,160
Interest cost	4,668	4,364
Actuarial (gain) loss	(5,947)	5,786
Acquisitions	72	-
Foreign exchange effect	2,958	(7,844)
Benefits paid	(4,425)	(4,862)

Projected benefit obligation at end of year	$80,960	$82,253

Accumulated benefit obligation at end of year	$77,988	$77,097

Change in plan assets
Fair value of plan assets at beginning of year	$23,219	$28,918
Actual return on plan assets	1,390	69
Employer contribution	3,061	3,298
Acquisitions	60	-
Foreign exchange effect	1,536	(4,204)
Benefits paid	(4,425)	(4,862)

Fair value of plan assets at end of year	$24,841	$23,219

Funded status at end of year	$(56,119)	$(59,034)

Expected contributions to the pension plans for 2010 are $5.5 million. The following benefit payments are expected to be paid during the years ending December 31:

			Other
	Pension Benefits		Post-retirement
	All Plans	Foreign Plans	Benefits

2010	$22,289	$4,664	$1,409
2011	22,457	4,760	843
2012	22,542	4,793	850
2013	22,566	4,858	840
2014	22,640	4,969	817
Years 2015-2019	112,148	24,652	3,689

The Company’s primary investment objective for its pension plan assets is to provide a source of retirement income for the plans’ participants and beneficiaries.  The assets are invested with the goal of preserving principal while providing a reasonable real rate of return over the long term.  Diversification of assets is achieved through strategic allocations to various asset classes.  Actual allocations to each asset class vary due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced as required, as frequently as on a quarterly basis in some instances. The following are the actual and target allocation percentages for the Company’s pension plan assets:

	Actual Allocation
	December 31,		Target
	2009	2008	Allocation

United States Plans:
Equity securities:
U.S.	39%	36%	34% - 42%
International	12	12	10% - 14%
Fixed income securities	34	37	27% - 43%
Hedge fund	15	15	13% - 17%

Foreign Plans:
Large cap equity securities	15	19	0% - 20%
Fixed income securities	83	80	80% - 100%
Cash and cash equivalents	2	1	0% - 5%

The following table presents the Company’s pension plan assets using the fair value hierarchy as of December 31, 2009.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	Total	Level 1	Level 2	Level 3

United States Plans:
Cash and cash equivalents	$1,180	$1,180	$-	$-
Equity mutual funds:
U.S. large cap	56,400	56,400	-	-
U.S. small / mid-cap	15,992	15,992	-	-
Foreign	22,548	22,548	-	-
Fixed income mutual funds:
U.S.	50,805	50,805	-	-
Foreign	11,386	11,386	-	-
Hedge fund	26,769	-	-	26,769

Foreign Plans:
Cash and cash equivalents	568	568	-	-
Large cap equity securities	3,688	3,688	-	-
Fixed income securities	20,585	-	20,585	-

	$209,921	$162,567	$20,585	$26,769

Fixed income securities held by the foreign plans are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads and estimated prepayment rates.  The hedge fund investment is valued at the net asset value of units held by the plans at year end.

The table below presents a summary of the changes in the fair value of the Level 3 assets held during the year ended December 31, 2009.

Balance at January 1, 2009	$25,983
Unrealized gains	786

Balance at December 31, 2009	$26,769

The components of net periodic cost and other comprehensive (income) loss were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$1,381	$1,160	$1,170	$-	$-	$-
Interest cost	18,717	18,507	17,974	525	501	445
Amortization	3,670	2,584	3,660	353	227	133
Expected return on plan assets	(19,570)	(20,509)	(19,667)	-	-	-

Net periodic benefit cost	$4,198	$1,742	$3,137	$878	$728	$578

Change in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Current year net actuarial loss (gain)	3,119	66,092	(8,969)	772	901	167
Prior service cost	-	-	-	-	2,359	-
Less amounts included in net periodic cost:				-
Amortization of net loss	(3,670)	(2,584)	(3,660)	(104)	(165)	(133)
Amortization of prior service cost	-	-	-	(249)	(62)	-

Total recognized in other comprehensive (income) loss	$(551)	$63,508	$(12,629)	$419	$3,033	$34

The components of net periodic cost and other comprehensive (income) loss for our foreign pension plans, included within the previous disclosure, were as follows:

	Foreign Pension Benefits
	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$1,381	$1,160	$1,170
Interest cost	4,668	4,364	3,738
Recognized net actuarial loss	808	348	718
Expected return on plan assets	(1,204)	(1,456)	(1,538)

Net periodic benefit cost	$5,653	$4,416	$4,088

Change in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year net actuarial (gain) loss	(6,464)	6,339	(4,202)
Less amounts included in net periodic cost:
Amortization of net loss	(808)	(348)	(718)

Total recognized in other comprehensive loss (income)	$(7,272)	$5,991	$(4,920)

The components of accumulated other comprehensive income that have not been recognized as components of net periodic cost are as follows:

			Other
	Pension Benefits		Post-retirement Benefits
At December 31,	2009	2008	2009	2008

Net actuarial loss	$145,948	$146,499	$3,337	$2,669
Prior service cost	-	-	2,048	2,297

Total	$145,948	$146,499	$5,385	$4,966

The components of accumulated other comprehensive income that are expected to be recognized in net periodic cost during the year ended December 31, 2010 are as follows:

		Other
	Pension	Post-retirement
	Benefits	Benefits

Net actuarial loss	$4,591	$248
Prior service cost	-	233

Total	$4,591	$481

The key economic assumptions used in the measurement of the Company’s benefit obligations at December 31, 2009 and 2008 are as follows:

			Other
	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008

Weighted-average discount rate:
For all plans	5.7%	6.1%	5.6%	6.0%
For all foreign plans	5.6%	5.8%	-	-

Weighted-average rate of increase in compensation
levels for active foreign plans	2.0%	2.1%	-	-

The key economic assumptions used in the computation of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average discount rate:
For all plans	6.1%	6.0%	5.9%	6.0%	6.3%	6.0%
For all foreign plans	5.8%	4.7%	5.4%	-	-	-

Weighted-average expected return on plan assets:
For all plans	8.3%	8.3%	8.4%	-	-	-
For all foreign plans	5.0%	5.1%	5.5%	-	-	-

Weighted-average rate of increase in
compensation levels for active foreign plans	2.1%	2.2%	2.6%	-	-	-

In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of approximately 7.0% was assumed. The rate was assumed to decrease gradually to 5.0% by 2014 and remain at that level thereafter for benefits covered under the plans.

The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio between various asset classes and the expected real returns of each asset class over various periods of time that are consistent with the long-term nature of the underlying obligations of these plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total service and interest cost components for 2009	$44	$(35)
Effect on post-retirement benefit obligation at December 31, 2009	1,201	(945)

The Company maintains defined contribution plans covering substantially all of their non-union domestic employees, as well as certain union domestic employees. Under the terms of the plans, eligible employees may generally contribute from 1% to 50% of their compensation on a pre-tax basis. The Company’s contributions are based on 50% of the first 6% of each participant’s pre-tax contribution. Additionally, the Company makes a unilateral contribution of 3% of all employees’ salary (including non-contributing participants) to the defined contribution plans. The Company’s expense for 2009, 2008 and 2007 was $2.4 million, $2.2 million and $2.0 million, respectively, related to these plans.

12. Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008

Term A notes (senior bank debt)	$91,250	$96,250
Capital leases and other	235	871

Total debt	91,485	97,121

Less-current portion Term A	(8,750)	(5,000)
Less-current portion capital leases and other	(219)	(420)

	$82,516	$91,701

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

The Term A Note bears interest at LIBOR plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at quarter end. At December 31, 2009, the interest rate was 2.48% inclusive of 2.25% margin.  The Term A Note, as entered into on May 13, 2008, has $1.25 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2008 and ending March 31, 2010, $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a €100.0 million sub-facility.  The annual commitment fee on the revolver ranges from 0.4% to 0.5% determined by the total leverage ratio calculated at quarter end. At December 31, 2009, the commitment fee was 0.4% and there was $14.4 million outstanding on the letter of credit sub-facility, leaving approximately $136 million available under the revolver loan. The bankruptcy of Lehman Brothers, one of the financial institutions in the consortium that provided the Company’s revolving credit line, resulted in their default under the terms of the revolver and it is doubtful that we would be able to draw on their commitment of $6.0 million.  At December 31, 2008, the commitment fee was 0.4% and there was $16.7 million outstanding on the letter of credit sub-facility, leaving approximately $130 million available under the revolver loan.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2009.

The future aggregate annual maturities of long-term debt and annual principal payments for capital leases at December 31, 2009 are:

	Term Debt	Capital Leases & Other	Total

2010	$8,750	$219	$8,969
2011	10,000	7	10,007
2012	10,000	9	10,009
2013	62,500	-	62,500
2014	-	-	-

Total	$91,250	$235	$91,485

13. Shareholders’ Equity

 Preferred Stock

On May 13, 2008, pursuant to the amended articles of incorporation, the Company’s preferred stock was automatically converted into shares of common stock upon the closing of the IPO, determined by dividing the original issue price of the preferred shares by the issue price of the common shares at the offering date.

The holders of the Company’s preferred stock were entitled to receive dividends in preference to any dividend on the common stock at the rate of LIBOR plus 2.50% per annum, when and if declared by the Company’s board of directors. Preferred dividends of $3.5 million, $12.2 million and $13.7 million were declared on May 12, 2008, December 31, 2007, and May 15, 2007, respectively.  These amounts were paid immediately prior to the consummation of the Company’s IPO on May 13, 2008.  The holders of the preferred stock did not have voting rights except in certain corporate matters involving the priority and payment rights of such shares.

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

In 2009, 18,078 shares of common stock were issued in connection with employee share-based payment arrangements that vested during the year.

Repurchases of Common Stock

On November 5, 2008, the Company’s board of directors authorized the repurchase of up to $20 million (up to $10 million per year in 2008 and 2009) of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The repurchase program was conducted pursuant to SEC Rule 10b5-1. The timing and amount of any shares repurchased was determined by the Company’s management based on its evaluation of market conditions and other factors.  In the fourth quarter of 2008, the Company purchased 795,000 shares of its common stock for approximately $5.7 million.  There were no repurchases in 2009.

Dividend Restrictions

The Company’s Credit Agreement limits the amount of cash dividends and common stock repurchases the Company may make to a total of $10 million annually.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2009	2008

Foreign currency translation adjustment	$14,188	$8,787
Unrealized losses on hedging activities	(3,035)	(5,050)
Net unrecognized pension and other post-retirement benefit costs	(123,637)	(123,807)

Total accumulated other comprehensive loss	$(112,484)	$(120,070)

Share-Based Payments

2008 Omnibus Incentive Plan

The Company adopted the Colfax Corporation 2008 Omnibus Incentive Plan (the 2008 Plan) on April 21, 2008. The 2008 Plan provides the compensation committee of the board of directors discretion in creating employee equity incentives. Awards under the 2008 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, and other stock-based awards.

The Company measures and recognizes compensation expense relating to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is recognized as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations as payroll costs of the employees receiving the awards are recorded in the same line item. In the years ended December 31, 2009 and 2008, $2.6 million and $1.3 million, respectively, of compensation cost and deferred tax benefits of approximately $0.9 million and $0.4 million, respectively, were recognized. At December 31, 2009, the Company had $4.5 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.3 years. At December 31, 2009, the Company had issued stock-based awards that are described below.

Stock Options

Under the 2008 Plan, the Company may grant options to purchase common stock, with a maximum term of 10 years at a purchase price equal to the market value of the common stock on the date of grant. Or, in the case of an incentive stock option granted to a 10% stockholder, the Company may grant options to purchase common stock with a maximum term of 5 years, at a purchase price equal to 110% of the market value of the common stock on the date of grant. One-third of the options granted pursuant to the 2008 Plan vest on each anniversary of the grant date and the options expire in seven years.

Stock-based compensation expense for stock option awards was based on the grant-date fair value using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions we used to calculate fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted during the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009	2008
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	4.50	4.50
Interest rate (based on U.S. Treasury yields at time of grant)	1.87%	3.08%
Volatility	32.50%	32.35%
Dividend yield	-	-
Weighted-average fair value of options granted	$2.24	$5.75

Expected volatility is estimated based on the historical volatility of comparable public companies. The Company uses historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity for the years ended December 31, 2009 and 2008 is as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2008	-	$-
Granted	531,999	17.94
Exercised	-	-
Forfeited	(17,008)	18.00
Outstanding at December 31, 2008	514,991	$17.93

Granted	844,165	7.44
Exercised	-	-
Forfeited	(91,523)	11.70
Outstanding at December 31, 2009	1,267,633	$11.40	5.88	$3,655
Vested and expected to vest at December 31, 2009	1,150,635	$11.16	5.90	$3,439
Exercisable at December 31, 2009	159,883	$17.93	5.36	$8

The aggregate intrinsic value is based on the difference between the Company’s closing stock price at the balance sheet date and the exercise price of the stock option, multiplied by the number of in-the-money options.  The amount of intrinsic value will change based on the fair value of the Company’s stock.

The aggregate fair value of options that vested in 2009 was $0.9 million.

Performance-Based Awards

Under the 2008 Plan, the compensation committee may award performance-based restricted stock and restricted stock units whose vesting is contingent upon meeting various performance goals. The vesting of the stock units is determined based on whether the Company achieves the applicable performance criterion established by the compensation committee of the board of directors. If the performance criteria are satisfied, the units are subject to additional time vesting requirements, by which units will vest fully in two equal installments on the fourth and fifth anniversary of the grant date, provided the individual remains an employee during this period.

The fair value of each grant of performance-based restricted stock or restricted stock units is equal to the market value of a share of common stock on the date of grant and the compensation expense is recognized when it is expected that the performance goals will be achieved.  The performance criterion for the performance-based restricted stock units (PRSUs) granted in 2008 was achieved; however, the performance criterion for those granted in 2009 was not achieved and accordingly, no compensation expense for the 2009 grants was recognized.

Other Restricted Stock and Restricted Stock Units

Under the 2008 Plan, the compensation committee may award non-performance based restricted stock and restricted stock units (RSUs) to selected executives, key employees and outside directors. The compensation committee determines the terms and conditions of each award including the restriction period and other criteria applicable to the awards.

The employee RSUs vest either 100% at the 1st anniversary of the grant date or 50% at the 1st anniversary and 50% at the 2nd anniversary of the grant date. The majority of the director RSUs granted to date vest in three equal installments on each anniversary of the grant date over a 3-year period. Directors can also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s board. The fair value of each restricted stock unit is equal to the market value of a share of common stock on the date of grant.

The following table summarizes the Company’s PRSU and RSU and activity for 2009 and 2008:

	PRSUs		RSUs
Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	-	-	-	-
Granted	125,041	17.89	73,305	18.00
Vested	-	-	-	-
Forfeited	(694)	18.00	(1,116)	18.00
Nonvested at December 31, 2008	124,347	$17.89	72,189	$18.00
Granted	337,716	7.44	69,610	8.35
Vested	-	-	(48,871)	15.72
Forfeited	(31,566)	10.69	-	-
Nonvested at December 31, 2009	430,497	$10.22	92,928	$11.97

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

The 2001 Plan rights fully vested on the third anniversary of the grant date. The 2006 Plan rights vested if a liquidity event occurred prior to the expiration of the term of the plan. Amounts were only payable upon the occurrence of a liquidity event. The Board determined that the IPO qualified as a liquidity event for both plans. In conjunction with the IPO, the participants received a total of 557,597 shares of common stock and approximately $27.8 million in cash payments under the 2001 Plan and 2006 Plan and thereafter both plans terminated.  In the year ended December 31, 2008, the Company recognized $10.0 million of stock-based compensation expense associated with the 557,597 shares of common stock awarded and a related tax benefit of approximately $3.8 million.

14. Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt of $88.6 million and $92.3 million at December 31, 2009 and 2008, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	Total	Level 1	Level 2	Level 3
As of December 31, 2009

Assets:
Cash equivalents	$33,846	$33,846	$-	$-

Liabilities:
Derivatives	$3,156	$-	$3,156	$-

As of December 31, 2008

Assets:
Cash equivalents	$17,965	$17,965	$-	$-
Derivatives	1,651	-	1,651	-
	$19,616	$17,965	$1,651	$-

Liabilities:
Derivatives	$7,070	$-	$7,070	$-

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices.  The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.  Interest rate swaps are valued based on forward curves observable in the market.  Other derivative contracts are measured using broker quotations or observable market transactions in either listed or over-the-counter markets. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively, and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $3.0 million and $5.0 million at December 31, 2009 and 2008, respectively, which are recorded in “Other long term liabilities” on the consolidated balance sheet.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. There has been no ineffectiveness related to this arrangement since its inception. During the years ended December 31, 2009 and 2008, $2.9 million and $0.8 million, respectively, of losses on the swap were reclassified from AOCI to interest expense.  At December 31, 2009, the Company expects to reclassify $2.3 million of net losses on the interest rate swap from accumulated other comprehensive income to earnings during the next twelve months.

Also on June 24, 2008, the Company entered into a cross currency swap denominated in Euro with an aggregate notional value of $27.3 million.  The notional value decreased ratably each month over the term of the agreement and expired on March 31, 2009. The fair value of the swap agreement, based on third-party quotes, was an asset of $1.0 million at December 31, 2008. The swap agreement was designated as a cash flow hedge, and therefore changes in its fair value were recorded as an adjustment to other comprehensive income.  There was no ineffectiveness related to this arrangement.

As of December 31, 2009, the Company had no open commodity futures contracts.  As of December 31, 2008, the Company had copper and nickel futures contracts with notional values of $3.6 million.  The fair value of the contracts, based on third-party quotes, was a liability of $2.1 million as of December 31, 2008, and is recorded in “Other accrued liabilities” on the accompanying consolidated balance sheets. The Company did not electe hedge accounting for these contracts, and therefore changes in their fair value were recognized in earnings.  For the years ended December 31, 2009, 2008 and 2007, the consolidated statements of operations include $2.0 million, $(1.7) million and $(0.1) million, respectively, of unrealized gains (losses) as a result of changes in the fair value of these contracts.  Realized gains (losses) on these contracts of $(1.0) million, $(0.4) million and $0.1 million were recognized in the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009 and 2008, the Company had foreign currency contracts with notional values of $10.5 million and $16.5 million, respectively. The fair values of the contracts was a liability of $0.1 million at December 31, 2009 and an asset of $0.7 million at December 31, 2008, and are recorded in “Other accrued liabilities” and in “Other current assets”, respectively, on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts; therefore, changes in the fair value are recognized as a component of selling, general and administrative expense.  For the years ended December 31, 2009, 2008 and 2007, the consolidated statements of operations include $(0.7) million, $0.3 million and $0.2 million, respectively, of unrealized gains (losses) as a result of changes in the fair value of these contracts.  Realized gains (losses) on these contracts of $0.9 million, $(0.3) million and $0.5 million were recognized in the years ended December 31, 2009, 2008, and 2007, respectively.

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

No one customer accounted for 10% or more of the Company’s sales in 2009, 2008 or 2007 or accounts receivable at December 31, 2009 or 2008.

16. Related Party Transactions

During 2008 and 2007, the Company paid a management fee of $0.5 million, and $1.0 million, respectively, to Colfax Towers, a party related by common ownership, recorded in selling, general and administrative expenses. This arrangement was discontinued following the Company’s IPO in May 2008.

17. Operations by Geographical Area

The Company’s operations have been aggregated into a single reportable operating segment for the design, production and distribution of fluid handling products. The operations of the Company on a geographic basis are as follows:

	Year ended December 31,
	2009	2008	2007
Net sales by origin:
United States	$177,373	$189,924	$173,713
Foreign locations:
Germany	180,917	239,723	190,693
Other	166,734	175,207	141,899
Total foreign locations	347,651	414,930	332,592

Total net sales	$525,024	$604,854	$506,305

Net sales by product:
Pumps, including aftermarket parts and service	$443,073	$529,300	$441,692
Systems, including installation service	69,339	58,231	48,355
Valves	10,081	10,094	9,537
Other	2,531	7,229	6,721

Total net sales	$525,024	$604,854	$506,305

	December 31,
	2009	2008
Long-lived assets:
United States	$23,129	$26,257
Foreign locations:
Germany	48,232	48,598
Other	19,073	17,235
Total foreign locations	67,305	65,833

Total long-lived assets	$90,434	$92,090

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

Of the 25,545 pending claims, approximately 4,400 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,100 of such claims have been brought in the Supreme Court of New York County, New York; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,000 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

Claims activity related to asbestos is as follows (1):

	Year ended December 31,
	2009	2008	2007

Claims unresolved at the beginning of the period	35,357	37,554	50,020
Claims filed (2)	3,323	4,729	6,861
Claims resolved (3)	(13,385)	(6,926)	(19,327)

Claims unresolved at the end of the period	25,295	35,357	37,554

Average cost of resolved claims (4)	$11,106	$5,378	$5,232

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
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

During the third quarter of 2009, an analysis of claims data including filing and dismissal rates, alleged disease mix, filing jurisdiction, as well as settlement values resulted in the determination that the Company should revise its rolling 15-year estimate of asbestos-related liability for pending and future claims.  As a result, the Company recorded an $11.6 million pretax charge in the third quarter of 2009, which was comprised of an increase to its asbestos-related liabilities of $111.3 million offset by expected insurance recoveries of $99.7 million.

Each subsidiary has separate, substantial insurance coverage resulting from the independent corporate history of each entity. In its evaluation of the insurance asset, in addition to the criteria listed above, the Company used differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

For one of the subsidiaries, on October 14, 2009, the Delaware Court of Chancery ruled that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business.  Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the determination that defense costs are outside policy limits, the Company as of October 2, 2009, increased its future expected recovery percentage from 67% to 90% of asbestos-related costs following the exhaustion in the future of its primary and umbrella layers of insurance and recorded a pretax gain of $17.3 million. The subsidiary expects to be responsible for approximately 10% of all future asbestos-related costs.

In November 2008, the subsidiary entered into a settlement agreement with the primary and umbrella carrier governing all aspects of the carrier’s past and future handling of the asbestos related bodily injury claims against the subsidiary. As a result of this agreement, during the third quarter of 2008, the Company increased its insurance asset by $7.0 million attributable to resolution of a dispute concerning certain pre-1966 insurance policies and recorded a corresponding pretax gain. The additional insurance will be allocated by the carrier to cover any gaps in coverage up to $7.0 million resulting from exhaustion of umbrella policies and/or the failure of any excess carrier to pay amounts incurred in connection with asbestos claims. The Company reimbursed the primary insurer for $7.6 million in deductibles and retrospective premiums in the fourth quarter of 2008 and has no further liability to the insurer under these provisions of the primary policies.

Presently, this subsidiary is having all of its liability and defense costs covered in full by its primary and umbrella insurance carrier; however, this coverage is expected to exhaust in the first quarter of 2010.  No cost sharing or allocation agreement is currently in place with the Company’s excess insurers; however, certain excess insurers have stated that they will abide by the Delaware Chancery Court's recent coverage rulings, including its ruling that the subsidiary may seek insurance coverage from the Company's excess insurers on and “all sums” basis and that they will defend and/or indemnify the subsidiary against asbestos claims, subject to their reservation of rights.

In 2003, the other subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it.  Although none of these insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments.  For this subsidiary, it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. Further court rulings in December of 2009, clarified the allocation calculation  related to amounts currently due from insurers as well as amounts the Company expects to be reimbursed for asbestos-related costs incurred in future periods.  As a result, in the fourth quarter of 2009, the Company increased its receivable for past costs by $11.9 million and decreased its insurance asset for future costs by $9.8 million and recorded a pretax gain of $2.1 million.  The subsidiary expects to responsible for approximately 14% of all future asbestos-related costs.

The Company has established reserves of $443.8 million and $357.3 million as of December 31, 2009 and December 31, 2008, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $389.4 million and $304.0 million as of December 31, 2009 and December 31, 2008, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $54.3 million and $53.3 million as of December 31, 2009 and December 31, 2008, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $45.9 million and $36.4 million as of December 31, 2009 and December 31, 2008, respectively, for which insurance recovery is deemed probable.  The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”.  The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” and “Long-term asbestos insurance receivable” in the accompanying consolidated balance sheets.

The income related to these liabilities and legal defense was $2.2 million, net of estimated insurance recoveries, for the year ended December 31, 2009 compared to $4.8 million and $63.9 million for the years ended December 31, 2008 and 2007, respectively.  Legal costs related to the subsidiaries’ action against their asbestos insurers were $11.7 million for the year ended December 31, 2009 compared to $17.2 million and $13.6 million for the years ended December 31, 2008 and 2007, respectively.

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

General Litigation

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set.  The subsidiary intends to continue to defend this matter vigorously. At December 31, 2009, the Company’s consolidated balance sheet includes a liability, reflected in “Other liabilities”, related to this matter of $9.5 million.

In April 1999, the Company’s Imo Industries subsidiary resolved through a settlement the matter of Young v. Imo Industries Inc. that was pending in the United States District Court for the District of Massachusetts. This matter had been brought on behalf of a class of retirees of one of the subsidiary’s divisions relating to retiree health care obligations.  On June 15, 2005, a motion was filed seeking an order that certain of the features of the plan as implemented by the Company were in violation of the settlement agreement. On December 16, 2008, the parties executed a Memorandum of Understanding, memorializing the principal terms of a new settlement agreement that resolved the litigation in its entirety. A final settlement agreement was executed by the parties and approved by the court in the fourth quarter of 2009.  At December 31, 2009, the Company’s consolidated balance reflected an accumulated post retirement benefit obligation of $2.4 million related to this matter, of which $0.6 million was paid in January 2010.

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

Guarantees

At December 31, 2009, there were $14.4 million of letters of credit outstanding.  Additionally, at December 31, 2009, we had issued $12.9 million of bank guarantees securing primarily customer prepayments, performance, and product warranties in our European and Asian operations.

Minimum Lease Obligations

The Company has the following minimum rental obligations under non-cancelable operating leases for certain property, plant and equipment. The remaining lease terms range from 1 to 5 years.

Year ended December 31,

2010	$3,873
2011	2,428
2012	1,719
2013	1,087
2014	519
Thereafter	240

Total	$9,866

Net rental expense under operating leases was approximately $4.8 million, $5.1 million, and $4.6 million in 2009, 2008 and 2007, respectively.

19. Quarterly Results for 2009 and 2008 (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter (1)	Quarter	Quarter
(millions, except per share amounts)

2009
Net sales	$136,323	$129,185	$128,545	$130,971
Gross profit	48,015	44,555	46,206	47,011
Net income	6,861	4,366	5,375	5,120

Net income per share - basic and diluted	$0.16	$0.10	$0.12	$0.12

2008
Net sales	$130,651	$161,431	$153,461	$159,311
Gross profit	48,178	56,777	54,478	57,754
Net income (loss)	6,798	(31,399)	13,651	10,379

Net income (loss) per share - basic and diluted	$0.31	$(1.01)	$0.31	$0.24

(1)	Second quarter 2008 results include $57.0 million of non-recurring costs associated with our IPO.

20. Subsequent Event

The board of directors of the Company appointed Clay H. Kiefaber as the Company’s President and Chief Executive Officer effective January 9, 2010.  Mr. Kiefaber succeeds John A. Young, who resigned as President and Chief Executive Officer and as a director of the Company, effective January 9, 2010.

In connection with Mr. Young’s resignation, the Company and Mr. Young entered into a separation agreement on January 9, 2010, which provided Mr. Young with certain termination benefits, including cash payments totaling $1.6 million, health coverage for a period of one year and accelerated vesting of share-based payments.  In the first quarter of 2010, the Company expects to recognize restructuring and other related charges totaling $2.1 million for these benefits.

In connection with Mr. Kiefaber’s appointment, the board of directors approved a grant to him of 102,124 stock options and 40,850 performance restricted stock units, effective on January 11, 2010 (the “Grant Date”) pursuant to the terms of the 2008 Plan. The stock options vest in three equal annual installments beginning with the first anniversary of the Grant Date (subject to Mr. Kiefaber’s continued employment with the Company on each such anniversary) and will have a per share exercise price of $12.27, the closing price of the Company’s common stock on the Grant Date. The performance restricted stock units will be earned if the Company has cumulative adjusted earnings per share equal to at least 110% of the adjusted earnings per share for the 2009 fiscal year for any four consecutive fiscal quarters beginning with the first fiscal quarter of 2010 and ending with the last fiscal quarter of 2013, and, if earned, will vest in two equal installments upon the fourth and fifth anniversaries of the Grant Date, subject to Mr. Kiefaber’s continued employment with the Company on each such anniversary.  The fair value of these awards totaled $1.1 million, which is expected to be recognized over a period of approximately 3.4 years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Colfax Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Internal control over financial reporting includes policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in their report which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”  Additional information regarding our directors, audit committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2010 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2010 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Information responsive to this item is incorporated by reference to such information included in our 2010 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation”,

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated by reference to such information included in our 2010 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated by reference to such information included in our 2010 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated by reference to such information included in our 2010 Proxy Statement under the captions “Independent Registered Public Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 82 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(b)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2010.

COLFAX CORPORATION

By:	/s/ CLAY H. KIEFABER
Clay H. Kiefaber
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 25, 2010

/s/ CLAY H. KIEFABER
Clay H. Kiefaber
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ G. SCOTT FAISON
G. Scott Faison
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ C. SCOTT BRANNAN
C. Scott Brannan
Director

/s/ JOSEPH O. BUNTING III
Joseph O. Bunting III
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

COLFAX CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Valuation and Qualifying Accounts	86

EXHIBIT INDEX
Exhibit
Number	Description	Location*

3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

4.1	Specimen Common Stock Certificate

10.1	Colfax Corporation 2008 Omnibus Incentive Plan**

10.1a	Form of Non-Qualified Stock Option Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1b	Form of Performance Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1c	Form of Outside Director Restricted Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1d	Form of Outside Director Deferred Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1e	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock made pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1f	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.2	Service Contract for Board Member, dated November 14, 2006, between the Company and Dr. Michael Matros**

10.3	Form of Indemnification Agreement entered into between the Company and each of its directors and officers**

10.4	Colfax Corporation Amended and Restated Excess Benefit Plan**

10.5	Retirement Plan for salaried U.S. Employees of Imo Industries, Inc. and Affiliates**

10.6	Colfax Corporation Excess Benefit Plan**

10.7	Allweiler AG Company Pension Plan**

10.8	Colfax Corporation Director Deferred Compensation Plan**

10.9	Employment Agreement between Colfax Corporation and Clay Kiefaber	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 11, 2010

10.10	Employment Agreement between Colfax Corporation and John A. Young**

10.11	Employment Agreement between Colfax Corporation and Thomas M. O’Brien**

10.12	Employment Agreement between Colfax Corporation and Michael K. Dwyer**

10.13	Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.14	Employment Agreement between Colfax Corporation and Mario E. DiDomenico**	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.15	Employment Agreement between Colfax Corporation and G. Scott Faison**

10.16	Amendment to the Employment Agreement between Colfax Corporation and John A. Young**	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.17	Amendment to the Employment Agreement between Colfax Corporation and Thomas B. O’Brien**	Incorporated by reference to Exhibit 10.14 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.18	Amendment to the Employment Agreement between Colfax Corporation and Michael K. Dwyer**	Incorporated by reference to Exhibit 10.15 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.19	Amendment to the Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.20	Amendment to the Employment Agreement between Colfax Corporation and Mario E. DiDomenico**	Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.21	Amendment to the Employment Agreement between Colfax Corporation and G. Scott Faison**	Incorporated by reference to Exhibit 10.16 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.22	Separation Agreement between Colfax Corporation and John A. Young**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s 8-K (File No. 001-34045) as filed with the Commission on January 11, 2010

10.23	Tax Equalization Program Amendment Letter between Colfax Corporation and Michael K. Dwyer**	Incorporated by reference to Exhibit 10.17 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.24	Colfax Corporation Annual Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on August 4, 2009

10.25	Credit Agreement, dated May 13, 2008, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein and the lenders identified therein	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).
**	Indicates management contract or compensatory plan, contract or arrangement.

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	(a)	Charged to Other Accounts		Write-offs, Write-downs & Deductions	Foreign Currency Translation	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$2,486	405		-		(178)	124	$2,837
Allowance for excess, slow- moving and obsolete inventory	$6,923	1,368		-		(413)	147	$8,025
Valuation allowance for deferred tax assets	$52,217	1,268		-		-	(71)	$53,414

Year Ended December 31, 2008
Allowance for doubtful accounts	$1,812	828		-		(33)	(121)	$2,486
Allowance for excess, slow- moving and obsolete inventory	$7,589	(334)		-		(74)	(258)	$6,923
Valuation allowance for deferred tax assets	$24,386	3,400		24,431	(b)	-	-	$52,217

Year Ended December 31, 2007
Allowance for doubtful accounts	$1,650	964		(10)	(c)	(909)	117	$1,812
Allowance for excess, slow- moving and obsolete inventory	$6,412	1,735		144	(c)	(1,309)	607	$7,589
Valuation allowance for deferred tax assets	$24,386	-		-		-	-	$24,386

(a)	Net of recoveries.
(b)	Amounts charged to other comprehensive income.
(c)	Amounts related to businesses acquired and related adjustments.