Form 10-Q
period 2010-04-02
Colfax CORP
filed 2010-04-30
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended April 2, 2010

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

Large accelerated filer  ☐                              Accelerated filer ☑

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 2, 2010, there were 43,247,057 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2010	2009

Net sales	$119,971	$136,323
Cost of sales	78,215	88,308

Gross profit	41,756	48,015
Selling, general and administrative expenses	29,880	29,526
Research and development expenses	1,628	1,407
Restructuring and other related charges	4,039	661
Asbestos liability and defense costs	1,435	1,645
Asbestos coverage litigation expenses	3,881	2,966

Operating income	893	11,810
Interest expense	1,813	1,846

(Loss) income before income taxes	(920)	9,964
(Benefit) provision for income taxes	(267)	3,103

Net (loss) income	$(653)	$6,861

Net (loss) income per share—basic and diluted	$(0.02)	$0.16

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

	April 2,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,215	$49,963
Trade receivables, less allowance for doubtful accounts of $2,732 and $2,837	80,038	88,493
Inventories, net	65,381	71,150
Deferred income taxes, net	6,513	6,823
Asbestos insurance asset	32,207	31,502
Asbestos insurance receivable	24,208	28,991
Prepaid expenses	13,613	11,109
Other current assets	2,479	2,426
Total current assets	284,654	290,457
Deferred income taxes, net	54,213	52,023
Property, plant and equipment, net	88,097	92,090
Goodwill	163,706	167,254
Intangible assets, net	11,289	11,952
Long-term asbestos insurance asset	356,208	357,947
Long-term asbestos insurance receivable	16,610	16,876
Deferred loan costs, pension and other assets	14,487	14,532
Total assets	$989,264	$1,003,131
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and notes payable	$10,151	$8,969
Accounts payable	36,771	36,579
Accrued asbestos liability	35,618	34,866
Accrued payroll	20,125	17,756
Accrued taxes	2,510	2,154
Accrued termination benefits	4,792	9,473
Other accrued liabilities	36,931	34,402
Total current liabilities	146,898	144,199
Long-term debt, less current portion	80,000	82,516
Long-term asbestos liability	407,211	408,903
Pension and accrued post-retirement benefits	121,060	126,953
Deferred income tax liability	9,717	10,375
Other liabilities	31,151	31,353
Total liabilities	796,037	804,299
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and
outstanding 43,247,057 and 43,229,104	43	43
Additional paid-in capital	403,816	402,852
Retained deficit	(92,232)	(91,579)
Accumulated other comprehensive loss	(118,400)	(112,484)
Total shareholders’ equity	193,227	198,832
Total liabilities and shareholders' equity	$989,264	$1,003,131

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(653)	$6,861
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	3,735	3,543
Noncash stock-based compensation	1,067	559
Amortization of deferred loan costs	169	168
Deferred income taxes	(2,574)	(1,678)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	5,946	10,293
Inventories	3,686	(3,416)
Accounts payable and accrued liabilities, excluding asbestos
related accrued expenses	(2,442)	(13,306)
Other current assets	(2,396)	1,885
Change in asbestos liability and asbestos-related accrued
expenses, net of asbestos insurance asset and receivable	10,994	3,464
Changes in other operating assets and liabilities	(1,443)	2,295

Net cash provided by operating activities	16,089	10,668

Cash flows from investing activities:
Purchases of fixed assets	(2,509)	(3,137)
Proceeds from sale of fixed assets	23	51
Net cash used in investing activities	(2,486)	(3,086)

Cash flows from financing activities:
Payments under term credit facility	(1,250)	(1,250)
Payments on capital leases	(56)	(264)
Proceeds from issuance of common stock	26	-
Net cash used in financing activities	(1,280)	(1,514)

Effect of exchange rates on cash	(2,071)	(459)

Increase in cash and cash equivalents	10,252	5,609
Cash and cash equivalents, beginning of period	49,963	28,762
Cash and cash equivalents, end of period	$60,215	$34,371

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

2. General

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and according to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The accompanying balance sheet information as of December 31, 2009 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

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

The results of operations for the three months ended April 2, 2010 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in our fluid handling business.  As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter.  Also, our European operations typically experience a slowdown during the July and August holiday season.  General economic conditions as well as backlog levels may, however, impact future seasonal variations.

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

Warranty activity for the three months ended April 2, 2010 and April 3, 2009 consisted of the following:

	Three Months Ended
	April 2,	April 3,
	2010	2009

Warranty liability at beginning of the period	$2,852	$3,108
Accrued warranty expense, net of adjustments	239	283
Changes in estimates related to pre-existing warranties	(144)	(159)
Cost of warranty service work performed	(207)	(115)
Foreign exchange translation effect	(105)	(161)

Warranty liability at end of the period	$2,635	$2,956

5. Income Taxes

For the three months ended April 2, 2010, the Company had a loss of approximately $0.9 million before taxes and had $0.3 million of income tax benefit.  The effective tax rate of 29.0% represents the estimated annual tax rate for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete items or changes in tax law.  This effective tax rate of 29.0% differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate.

For the three months ended April 3, 2009, the Company earned $10.0 million before taxes and had $3.1 million of income tax expense.  The effective tax rate of 31.1% differed from the U.S. statutory rate  primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations.

The Company is subject to income tax in the U.S., state and international locations.  The Company’s significant operations outside the U.S. are located in Germany and Sweden.  In Sweden, tax years 2004 to 2009 and in Germany, tax years 2003 and 2006 to 2009 remain subject to examination. In the U.S., tax years 2005 and beyond generally remain open for examination by U.S. and state tax authorities as well as tax years ending in 1997, 1998, 2000 and 2003 that have U.S. tax attributes available that have been carried forward to open tax years or are available to be carried forward to future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months ranging from zero to $1.2 million.

6.  Restructuring and Other Related Charges

The Company initiated a series of restructuring actions during 2009 in response to then current and expected future economic conditions. As a result, the Company recorded pre-tax restructuring and related costs of $4.0 million during the three months ended April 2, 2010 and $0.7 million during the three months ended April 3, 2009.  The costs incurred in the first quarter of 2010 include $2.2 million of termination benefits, including $0.6 million of non-cash stock-based compensation expense, related to the departure of the Company’s former President and Chief Executive Officer (CEO) in January 2010.  The costs incurred in the first quarter of 2009 included $0.5 million of termination benefits and a $0.2 million non-cash asset impairment charge related to closure of a repair facility.

As of April 2, 2010, we have reduced our company-wide workforce by 337 associates from December 31, 2008.  Additionally, we are participating in a German government-sponsored furlough program in which the government pays the wage-related costs for participating associates.  Payroll taxes and other employee benefits related to employees’ furlough time are included in restructuring costs. Our agreement with the German works council allowing participation in the furlough program ends February 2011.  We expect to incur approximately $4.0 million of additional termination benefits and furlough charges in the remainder of 2010 for actions implemented through the date these financial statements are filed.

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

 A summary of restructuring activity for the three months ended April 2, 2010 is shown below.

		Three Months Ended April 2, 2010
	Accrued				Accrued
	Termination			Foreign	Termination
	Benefits at			Currency	Benefits at
	Dec. 31, 2009	Provisions	Payments	Translation	April 2, 2010
Restructuring and Other Related Charges:
Termination benefits (1)	$9,473	$2,710	$(6,969)	$(422)	$4,792
Furlough charges (2)	-	220	(220)	-	-
Facility closure charges (3)	-	535	(535)	-	-
	$9,473	3,465	$(7,724)	$(422)	$4,792

Non-cash termination benefits (4)		574

Total		$4,039

(1)	Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.
(4)	Includes stock-based compensation expense related to the accelerated vesting of certain share-based payments in connection with the departure of the Company’s former President and CEO in January 2010.

7. Earnings per Share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	April 2,	April 3,
	2010	2009
Numerator:
Net (loss) income available to common shareholders	$(653)	$6,861

Denominator:
Weighted-average shares of common stock outstanding - basic	43,242,659	43,211,026
Net (loss) income per share - basic	$(0.02)	$0.16

Weighted-average shares of common stock outstanding - basic	43,242,659	43,211,026
Net effect of potentally dilutive securities (1)	-	101,280
Weighted-average shares of common stock outstanding - diluted	43,242,659	43,312,306
Net (loss) income per share - diluted	$(0.02)	$0.16

(1)     Potentially dilutive securities consist of options and restricted stock units.

Due to our net loss for the three months ended April 2, 2010, 1.6 million potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.  In the three months ended April 3, 2009, 0.7 million potentially dilutive stock options and restricted stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.

8. Comprehensive Income (Loss)

	Three Months Ended
	April 2,	April 3,
	2010	2009

Net (loss) income	$(653)	$6,861
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(6,970)	(7,255)
Unrealized (losses) gains on hedging activities, net of tax	(463)	199
Amounts reclassified to net income:
Losses on hedging activities, net of tax	733	691
Net pension and other postretirement benefit costs, net of tax	784	600
Other comprehensive (loss) income	(5,916)	(5,765)
Comprehensive (loss) income	$(6,569)	$1,096

9. Inventories

Inventories consisted of the following:

	April 2,	December 31,
	2010	2009

Raw materials	$25,427	$28,445
Work in process	31,386	32,888
Finished goods	22,050	21,013

	78,863	82,346
Less-Customer progress billings	(4,724)	(3,171)
Less-Allowance for excess, slow-moving and obsolete inventory	(8,758)	(8,025)

	$65,381	$71,150

10. Net Periodic Benefit Cost – Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans for periods presented:

	Three Months Ended
	April 2,	April 3,
	2010	2009

Pension Benefits - U.S. Plans
Service cost	$-	$-
Interest cost	3,369	3,470
Expected return on plan assets	(4,406)	(4,566)
Amortization	1,057	702

Net periodic benefit cost (credit)	$20	$(394)

Pension Benefits - Non U.S. Plans
Service cost	$313	$273
Interest cost	926	1,046
Expected return on plan assets	(182)	(226)
Amortization	89	174

Net periodic benefit cost	$1,146	$1,267

Other Post-Retirement Benefits
Service cost	$-	$-
Interest cost	167	131
Amortization	120	88

Net periodic benefit cost	$287	$219

Employer contributions to the pension plans during the period ended April 2, 2010 were $2.9 million.  Expected contributions to the pension plans for 2010 are $10.5 million, including $5.0 million of prepayments of 2011 required contributions.

11. Share-Based Payments

The Company measures and recognizes compensation expense relating to share-based payments based on the fair value of the instruments issued. Generally, our stock-based compensation expense is recognized as a component of “Selling, general and administrative expenses”, as payroll costs of the employees receiving the awards are recorded in the same line item. Stock-based compensation expense related to the departure of the Company’s former President and CEO in January 2010 was recognized as a component of “Restructuring and other related charges”.  For the three months ended April 2, 2010, a total of $1.1 million of compensation expense and $0.4 million of deferred tax benefits were recognized, which included $0.6 million of compensation expense related to the former President and CEO’s departure.  Compensation expense recognized for the former President and CEO reflects the accelerated vesting of certain stock options and performance-based restricted stock units on January 9, 2010.  For the three months ended April 3, 2009, $0.6 million of compensation cost and deferred tax benefits of approximately $0.2 million were recognized. At April 2, 2010, the Company had $8.5 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.5 years. At April 2, 2010, the Company had issued stock-based awards that are described below.

Stock Options

Stock-based compensation expense for stock option awards was based on the grant-date fair value using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions we used to calculate fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted during the three months ended April 2, 2010.

Three Months Ended
April 2, 2010
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at time of grant)	2.60%
Volatility	52.20%
Dividend yield	-
Fair value of options granted	$5.41

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

Stock option activity for the three months ended April 2, 2010 is as follows:

	Shares under option	Weighted- average exercise price	Remaining contractual term (years)	Aggregate intrinsic value ($000)
Options outstanding at December 31, 2009	1,267,633	$11.40
Granted	608,440	11.92
Exercised	(3,503)	7.44
Forfeited	(86,228)	10.80
Options outstanding at April 2, 2010	1,786,342	$11.61	6.08	$3,031
Vested or expected to vest at April 2, 2010	1,526,695	$11.77	6.08	$2,471
Exercisable at April 2, 2010	488,926	$11.31	5.64	$1,285

The aggregate intrinsic value is based on the difference between the Company’s closing stock price at the balance sheet date and the exercise price of the stock option, multiplied by the number of in-the-money options.  The amount of intrinsic value will change based on the fair value of the Company’s stock.

Restricted Stock Units

Stock-based compensation expense for restricted stock awards was based on the grant-date fair value.  The fair value of each restricted stock unit is equal to the market value of a share of common stock on the date of grant.  We recognize compensation expense for restricted stock awards ratably over the requisite service period for the award, when it is expected any performance criterion will be achieved.

The following table summarizes the Company’s performance-based restricted stock units (PRSUs) and restricted stock units (RSUs) and activity for the three months ended April 2, 2010:

	PRSUs		RSUs
Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	430,497	$10.22	92,928	$11.97
Granted	242,342	11.92	2,634	11.77
Vested	(25,000)	18.00	(4,537)	10.71
Cancelled and forfeited (1)	(317,259)	7.49	-	-
Nonvested at April 2, 2010	330,580	$13.50	91,025	$12.03

(1)	Includes the cancellations of 315,870 performance-based restricted stock units granted in March 2009, since the performance criterion was not achieved.

12. Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt of $87.4 million and $88.6 million at  April 2, 2010 and December 31, 2009, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	Total	Level 1	Level 2	Level 3
As of April 2, 2010

Assets:
Cash equivalents	$46,145	$46,145	$-	$-

Liabilities:
Interest rate swap	$2,765	$-	$2,765	$-
Foreign currency contracts	357	-	357	-
	$3,122	$-	$3,122	$-

As of December 31, 2009

Assets:
Cash equivalents	$33,846	$33,846	$-	$-

Liabilities:
Interest rate swap	$3,035	$-	$3,035	$-
Foreign currency contracts	121	-	121	-
	$3,156	$-	$3,156	$-

There were no significant transfers between level 1 and level 2 during the period ended April 2, 2010.

Cash Equivalents

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices.  The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.  Interest rate swaps are valued based on forward curves observable in the market.  Foreign currency contracts are measured using broker quotations or observable market transactions in either listed or over-the-counter markets. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively, and expires on June 29, 2012. The fair values of the swap agreement were liabilities of $2.8 million at April 2, 2010 and $3.0 million at December 31, 2009, and are recorded in “Other long-term liabilities” on the consolidated balance sheets.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. There has been no ineffectiveness related to this arrangement since its inception.  For both the three months ended April 2, 2010 and April 3, 2009, $0.7 million of losses on the interest rate swap were reclassified from AOCI to interest expense.  As of April 2, 2010, the Company expects to reclassify $2.1 million of net losses on the interest rate swap from AOCI to earnings during the next twelve months.

As of April 2, 2010 and December 31, 2009, the Company had no open commodity futures contracts, but in previous periods had copper and nickel futures contracts. The Company did not elect hedge accounting for these contracts, and therefore changes in the fair value were recognized in earnings.  For the three months ended April 3, 2009, the consolidated statements of operations include $0.9 million of unrealized gains as a result of changes in the fair value of these commodity contracts.  Realized losses on these commodity contracts of $0.4 million were recognized in the three months ended April 3, 2009.

The Company had foreign currency contracts with notional values of $8.5 million at April 2, 2010 and $10.5 million at December 31, 2009. The fair values of the contracts were liabilities of 0.4 million at April 2, 2010 and $0.1 million at December 31, 2009, and are recorded in “Other accrued liabilities” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings.  For the three months ended April 2, 2010 and April 3, 2009, respectively, the consolidated statements of operations include $0.3 million and $0.8 million of unrealized losses as a result of changes in the fair value of these contracts.  Realized losses on these contracts of $0.4 million were recognized in the three months ended April 2, 2010, and realized gains of $0.1 million were recognized in the three months ended April 3, 2009.

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

Of the 25,306 pending claims, approximately 4,100 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,100 of such claims have been brought in the Supreme Court of New York County, New York; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,300 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

Claims activity related to asbestos is as follows (1):

	Three Months Ended
	April 2,	April 3,
	2010	2009

Claims unresolved at the beginning of the period	25,295	35,357
Claims filed (2)	1,330	953
Claims resolved (3)	(1,319)	(1,889)

Claims unresolved at the end of the period	25,306	34,421

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
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

For one of the subsidiaries, on October 14, 2009, the Delaware Court of Chancery ruled that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business.  Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the determination that defense costs are outside policy limits, the Company expects to be responsible for approximately 10% of all future asbestos-related costs.

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

The Company has established reserves of $442.8 million and $443.8 million as of April 2, 2010 and December 31, 2009, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $388.4 million and $389.4 million as of April 2, 2010 and December 31, 2009, respectively, for the insurance recoveries that are deemed probable during the same time period.  Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $54.4 million and $54.3 million as of April 2, 2010 and December 31, 2009, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $40.8 million and $45.9 million as of April 2, 2010 and December 31, 2009, respectively, for which insurance recovery is deemed probable.  The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”.  The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” and “Long-term asbestos insurance receivable” in the accompanying consolidated balance sheets.

The expense related to these liabilities and legal defense was $1.4 million, net of estimated insurance recoveries, for the three months ended April 2, 2010 compared to $1.6 million for the three months ended April 3, 2009.  Legal costs related to the subsidiaries’ action against their asbestos insurers were $3.9 million for the three months ended April 2, 2010 compared to $3.0 million for the three months ended April 3, 2009.

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

Guarantees

At April 2, 2010, there were $14.2 million of letters of credit outstanding.  Additionally, at April 2, 2010, we had issued $13.3 million of bank guarantees securing primarily customer prepayments, performance, and product warranties in our European operations.

General Litigation

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set.  The subsidiary intends to continue to defend this matter vigorously. At April 2, 2010, the Company’s consolidated balance sheet includes a liability, reflected in “Other liabilities”, related to this matter of $9.5 million.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I, Item I “Financial Statements” of this quarterly report and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global economic downturn, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	others risks and factors, listed under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

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

Overview

We are a global supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We have a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. Our products serve a variety of applications in five strategic markets: commercial marine, oil and gas, power generation, global defense and general industrial. We design and engineer our products to high quality and reliability standards for use in critical fluid handling applications where performance is paramount. We also offer customized fluid handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used. Our products are marketed principally under the Allweiler, Fairmount, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren and Zenith brand names. We believe that our brands are widely known and have a premium position in our industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the markets in which we participate, with Allweiler dating back to 1860.

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

Outlook

We believe that we are well positioned to grow our business organically over the long term by enhancing our product offerings and expanding our customer base in our strategic markets. The current global economic downturn had a significant impact on our orders, sales and operating profit in 2009 when compared to 2008 and when comparing the first quarter of 2010 to the first quarter of 2009.  We have seen improvement in most of our end markets, as evidenced by a 22% increase in orders from existing businesses in the first quarter of 2010 compared to the fourth quarter of 2009.  We have had project delivery push-outs as well as order cancellations that may continue throughout 2010. In addition, we will continue to monitor general global economic conditions and expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction over the long term.  We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.  In addition, we believe pending and future environmental regulations will enhance the demand for our products. Based on the decline in orders in 2009 and our current backlog, we expect sales to decline in 2010 from 2009 levels. We expect orders in 2010 to increase; however, we are also likely to have additional order cancellations as well as delivery date extensions in the near term.

•
In the crude oil industry, we expect long term activity to remain favorable as capacity constraints and global demand drive further development of heavy oil fields.  In pipeline applications, we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership.  In refinery applications, a reduction in capital investment by our customers due to recent weak economic conditions and volatile oil prices has been negatively impacting sales and orders.  Projects that were delayed in 2009 are being restarted and we expect sales to be at similar levels in 2010, while we expect growth in orders.

•
In the power generation industry, over the long term we expect activity in Asia and the Middle East to remain solid as economic growth and fundamental undersupply of power generation capacity continue to drive investment in energy infrastructure projects.  In the world’s developed economies, we expect efficiency improvements will continue to drive demand.  In 2010, we expect sales to be at similar levels versus 2009, but we expect orders to decline in part due to a policy decision to exit certain business in the Middle East.

•
In the U.S. defense industry, we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns.  We expect growth in sales during 2010 and expect orders to decline as a result of the significant growth in orders in 2009 and the timing of projects.

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

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the three months ended April 2, 2010, aftermarket sales and services represented approximately 27% of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our management team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Based on declining orders and our culture of continuous improvement, we initiated a series of restructuring actions beginning in 2009 to better position the Company’s cost structure for future periods.  We continue to monitor order rates and will adjust our manufacturing capacity and cost structure as demand warrants.

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

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended April 2, 2010 and April 3, 2009 is affected by the following significant items:

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

Foreign Currency Fluctuations

A significant portion of our sales, approximately 68% for the three months ended April 2, 2010, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and are quantified, when significant, in our discussion of the results of our operations.

Restructuring and Other Related Charges

Our results for the three months ended April 2, 2010 and April 3, 2009 include $4.0 million and $0.7 million, respectively, of restructuring and other related charges incurred to better position the Company’s cost structure for future periods.  The costs incurred in the first quarter of 2010 include $2.2 million of termination benefits, including $0.6 million of non-cash stock-based compensation expense, related to the departure of the Company’s former President and CEO in January 2010.

Asbestos Liability and Defense Costs

Asbestos liability and defense costs is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period.

The table below presents asbestos liability and defense costs for the periods indicated:

	Three Months Ended
	April 2,	April 3,
(Amounts in millions)	2010	2009

Asbestos liability and defense costs	$1.4	$1.6

Asbestos liability and defense costs were $1.4 million for the three months ended April 2, 2010 compared to $1.6 million for the three ended April 3, 2009. The decrease in asbestos liability and defense costs for the quarter ended April 3, 2010 was attributable to a slight decrease in legal spending.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expenses include legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries.

The table below presents coverage litigation expenses for the periods indicated:

	Three Months Ended
	April 2,	April 3,
(Amounts in millions)	2010	2009

Asbestos coverage litigation expenses	$3.9	$3.0

Legal costs related to the subsidiaries’ action against their asbestos insurers were $0.9 million higher than the prior year quarter primarily due to costs incurred by one of our subsidiaries related to the trial of its litigation against a number of its insurers and former parent that began in January 2010.

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

The following tables present components of our sales and order growth (decline), as well as, sales by fluid handling product for the periods indicated:

					Backlog at
(Amounts in millions)	Sales		Orders		Period End

Three Months Ended April 3, 2009	$136.3		$123.1		$322.3

Components of Change:
Existing businesses	(23.3)	(17.1)%	(10.0)	(8.2)%	(50.9)	(15.8)%
Acquisitions	0.5	0.4%	0.8	0.7%	1.3	0.4%
Foreign currency translation	6.5	4.7%	5.7	4.6%	8.6	2.7%
Total	(16.3)	(12.0)%	(3.5)	(2.9)%	(41.0)	(12.7)%

Three Months Ended April 2, 2010	$120.0		$119.6		$281.3

	Three Months Ended
	April 2,	April 3,
(Amounts in millions)	2010	2009
Net Sales by Product:
Pumps, including aftermarket parts and service	$101.1	$121.4
Systems, including installation service	14.6	12.5
Valves	3.4	1.6
Other	0.9	0.8

Total net sales	$120.0	$136.3

As detailed above, for the three months ended April 2, 2010, sales decreased by $16.3 million, or 12.0% over the three months ended April 3, 2009. Sales from existing businesses were down 17.1%, which was partially offset by a positive currency translation effect of 4.7%, primarily due to a weaker average U.S. dollar against the Euro exchange rate in the first quarter of 2010 compared to the same period in 2009. Sales decline from existing businesses was primarily attributable to decreased demand in the commercial marine, general industrial, oil and gas and power generation end markets.

Although orders for the three months ended April 2, 2010 of $119.6 million increased $18.0 million over the fourth quarter of 2009, they declined $3.5 million, or 2.9%, over the three months ended April 3, 2009.  Orders from existing businesses declined 8.2%, which was partially offset by a positive currency translation effect of 4.6%. The decline in orders from existing businesses was primarily attributable to declines in demand in the global defense, power generation and oil and gas end markets.  These declines were partially offset by order growth in the commercial marine and general industrial end markets. We experienced commercial marine order cancellations of approximately $2.9 million for the three months ended April 2, 2010, compared to $8.7 million for the three months ended April 3, 2009.  Backlog as of April 2, 2010 of $281.3 million decreased $50.9 million, or 15.8%, excluding the impact of foreign currency translation and acquisitions, as compared to $322.3 million at April 3, 2009. Since December 31, 2009, backlog decreased $0.4 million, or 0.1%, excluding the impact of foreign currency translation which accounted for the remaining $9.3 million of the decrease.

Gross Profit

The following table presents our gross profit figures for the periods indicated:

	Three Months Ended
	April 2,	April 3,
(Amounts in millions)	2010	2009

Gross profit	$41.8	$48.0
Gross profit margin	34.8%	35.2%

Gross profit of $41.8 million for the three months ended April 2, 2010 decreased from $48.0 million for the three months ended April 3, 2009. Gross profit from existing businesses decreased $8.8 million, which was partially offset by a $2.3 million positive impact of foreign exchange rates. Gross profit margin decreased 40 basis points to 34.8% for the three months ended April 2, 2010 from 35.2% for the three months ended April 3, 2009. The slight margin decline was driven by an unfavorable global product mix shift as well as reduced production, which were largely offset by cost savings from restructuring programs.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended
	April 2,	April 3,
(Amounts in millions)	2010	2009

SG&A expenses	$29.9	$29.5
SG&A expenses as a percentage of sales	24.9%	21.7%

Selling, general and administrative expenses of $29.9 million for the three months ended April 2, 2010 were relatively flat compared to the three months ended April 3, 2009. Excluding a $1.4 million unfavorable impact of foreign exchange rates, SG&A declined $1.0 million, primarily due to lower losses on commodity and foreign currency derivatives as well as lower commission expense, partially offset by higher net periodic pension and other post-retirement benefit costs.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended
	April 2,	April 3,
(Amounts in millions)	2010	2009

Operating income	$0.9	$11.8
Operating margin	0.7%	8.7%

Operating income for the three months ended April 2, 2010 declined $10.9 million to $0.9 million from $11.8 million for the three months ended April 3, 2009. The decline was primarily due to lower sales volume from existing businesses and unfavorable product mix changes in our European operations.  An additional $3.4 million of restructuring and other related charges compared to the prior year quarter was partially offset by an $0.8 million favorable impact of foreign exchange rates.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense was $1.8 million for both the three months ended April 2, 2010 and April 3, 2009.  An increase in the weighted-average effective interest rate on our variable rate borrowings that are not hedged, from 5.6% for three months ended April 3, 2009 to 5.7% for the three months ended April 2, 2010 was offset by lower debt levels in the current year quarter compared to the prior year period.

Provision for Income Taxes

The effective income tax rate for the three months ended April 2, 2010 was 29.0% as compared to an effective tax rate of 31.1% for the three months ended April 3, 2009. Our effective tax rate for the three months ended April 2, 2010 was lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate.  For the three months ended April 3, 2009, the effective tax rate of 31.1% was lower than the U.S. statutory rate, including the impact of the reduction of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our credit facility. We expect that our primary ongoing requirements for cash will be for working capital, funding for potential acquisitions, capital expenditures, asbestos-related outflows and pension plan funding. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.  As of April 2, 2010, we had approximately $135.8 million available on our revolver loan and we had $60.2 million of cash.

Borrowings

During the three months ended April 2, 2010, we repaid $1.3 million of the outstanding balance of our Term A Note, leaving $90.0 million outstanding at the end of the period.  At April 2, 2010, the interest rate on the Term A Note was 2.50% inclusive of 2.25% margin and the annual commitment fee on our $150.0 million revolver was 0.4%. At April 2, 2010, there was $14.2 million outstanding on the letter of credit sub-facility, leaving approximately $135.8 million available under the revolver loan.  Of the total $135.8 million available, it is unlikely that we would be able to draw on Lehman Brothers’ $6.0 million commitment due to their bankruptcy and resulting default under the terms of the revolver.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under our credit agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. Our credit agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, our credit agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0, measured at the end of each quarter for the previous twelve months. If the Company does not comply with the various covenants under our credit agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company believes it is in compliance with all such covenants as of April 2, 2010 and expects to be in compliance for the next 12 months.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Three Months Ended
	April 2,	April 3,
(Amounts in millions)	2010	2009

Net cash provided by operating activities	$16.1	$10.7

Purchases of fixed assets	(2.5)	(3.1)

Net cash used in investing activities	$(2.5)	$(3.1)

Repayment of borrowings	(1.3)	(1.3)
Other uses, net	-	(0.2)
Net cash used in financing activities	$(1.3)	$(1.5)

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. Changes in significant operating cash flow items are discussed below.

•
Cash received (paid) for asbestos-related costs net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, created variability in our operating cash flows. For the three months ended April 2, 2010, net cash received from insurance settlements, net of asbestos-related costs paid, was $5.7 million.  For the three months ended April 3, 2009, net cash paid for asbestos-related costs, net of insurance settlements received, was $(1.1) million.

•
Funding requirements of our defined benefit plans, including both pensions and other post-retirement benefits, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the three months ended April 2, 2010 and April 3, 2009, cash contributions for defined benefit plans were $2.9 million and $1.3 million, respectively.

•	Changes in working capital also affected the operating cash flows for the periods presented. We define working capital as trade receivables plus inventories less accounts payable.

•
Working capital, excluding the effect of foreign currency translation, declined $10.6 million from December 31, 2009 to April 2, 2010, primarily due to decreases in trade receivables and inventory levels due to lower sales volumes.

•
Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the three months ended April 2, 2010 and April 3, 2009, net working capital as a percentage of annualized sales was 22.8% and 23.4%, respectively.

Investing activities consist primarily of purchases of fixed assets.

•
In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of annual revenues.

Financing cash flows consist primarily of repayments of indebtedness.

•	During the three months ended April 2, 2010, we repaid $1.3 million of long-term borrowings.

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

There have been no significant changes for the three months ended April 2, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Information concerning market risk for the three months ended April 2, 2010 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at April 2, 2010 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements.  A hypothetical increase in the interest rate of 1.00% on the portion of our variable rate debt that is not hedged during the three months ended April 2, 2010 would have increased our interest cost by approximately less than $0.1 million.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreases to $50 million and then $25 million on June 30, 2010 and June 30, 2011, respectively and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $2.8 million at April 2, 2010.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 2, 2010, approximately 68% of our sales were derived from operations outside the U.S., with approximately 64% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, the loss before income taxes for the three months ended April 2, 2010 would have decreased by $0.9 million.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure; however, as of April 2, 2010, we had no open copper or nickel futures contracts.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None.

Item 5. Exhibits

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

Registrant:            Colfax Corporation

By:

/s/ CLAY H. KIEFABER	President and Chief Executive Officer	April 29, 2010
Clay H. Kiefaber	(Principal Executive Officer)

/s/ G. SCOTT FAISON	Senior Vice President, Finance and	April 29, 2010
G. Scott Faison	Chief Financial Officer
(Principal Financial and Accounting Officer)