Form 10-Q
period 2010-07-02
Colfax CORP
filed 2010-07-28
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended July 2, 2010

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

As of July 2, 2010, there were 43,387,047 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Net sales	$122,968	$129,185	$242,939	$265,508
Cost of sales	79,987	84,630	158,202	172,938

Gross profit	42,981	44,555	84,737	92,570
Selling, general and administrative expenses	28,507	28,586	58,387	58,112
Research and development expenses	1,520	1,680	3,148	3,087
Restructuring and other related charges	3,035	486	7,074	1,147
Asbestos liability and defense costs	542	1,482	1,977	3,127
Asbestos coverage litigation expenses	4,543	4,027	8,424	6,993

Operating income	4,834	8,294	5,727	20,104
Interest expense	1,718	1,786	3,531	3,632

Income before income taxes	3,116	6,508	2,196	16,472
Provision for income taxes	1,078	2,142	811	5,245

Net income	$2,038	$4,366	$1,385	$11,227

Net income per share—basic and diluted	$0.05	$0.10	$0.03	$0.26

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

	July 2,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,974	$49,963
Trade receivables, less allowance for doubtful accounts of $2,429 and $2,837	72,587	88,493
Inventories, net	56,332	71,150
Deferred income taxes, net	6,355	6,823
Asbestos insurance asset	32,912	31,502
Asbestos insurance receivable	34,852	28,991
Prepaid and other current assets	14,304	13,535
Total current assets	280,316	290,457
Deferred income taxes, net	55,042	52,023
Property, plant and equipment, net	83,838	92,090
Goodwill	158,045	167,254
Intangible assets, net	10,573	11,952
Long-term asbestos insurance asset	359,059	357,947
Long-term asbestos insurance receivable	4,918	16,876
Deferred loan costs, pension and other assets	14,145	14,532
Total assets	$965,936	$1,003,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$10,000	$8,969
Accounts payable	36,177	36,579
Accrued asbestos liability	36,371	34,866
Accrued payroll	17,457	17,756
Accrued taxes	1,132	2,154
Accrued restructuring liability	3,236	9,473
Other accrued liabilities	39,550	34,402
Total current liabilities	143,923	144,199
Long-term debt, less current portion	77,500	82,516
Long-term asbestos liability	409,558	408,903
Pension and accrued post-retirement benefits	110,369	126,953
Deferred income tax liability	9,353	10,375
Other liabilities	30,648	31,353
Total liabilities	781,351	804,299
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and
outstanding 43,387,047 and 43,229,104	43	43
Additional paid-in capital	405,314	402,852
Retained deficit	(90,194)	(91,579)
Accumulated other comprehensive loss	(130,578)	(112,484)
Total shareholders’ equity	184,585	198,832
Total liabilities and shareholders' equity	$965,936	$1,003,131

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2010	2009
Cash flows from operating activities:
Net income	$1,385	$11,227
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	7,310	7,081
Noncash stock-based compensation	1,721	1,238
Amortization of deferred loan costs	338	338
Deferred income taxes	(4,014)	(820)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	9,076	14,608
Inventories	9,245	(653)
Accounts payable and accrued liabilities, excluding asbestos
related accrued expenses	(2,738)	(19,903)
Other current assets	(1,084)	(849)
Change in asbestos liability and asbestos-related accrued
expenses, net of asbestos insurance asset and receivable	12,391	4,721
Changes in other operating assets and liabilities	(6,195)	944

Net cash provided by operating activities	27,435	17,932

Cash flows from investing activities:
Purchases of fixed assets	(5,463)	(5,886)
Proceeds from sale of fixed assets	37	72
Net cash used in investing activities	(5,426)	(5,814)

Cash flows from financing activities:
Payments under term credit facility	(3,750)	(2,500)
Payments on capital leases	(205)	(363)
Repurchases of common stock	(191)	-
Proceeds from issuance of common stock	932	-
Net cash used in financing activities	(3,214)	(2,863)

Effect of exchange rates on cash	(5,784)	30

Increase in cash and cash equivalents	13,011	9,285
Cash and cash equivalents, beginning of period	49,963	28,762
Cash and cash equivalents, end of period	$62,974	$38,047

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

The results of operations for the three and six months ended July 2, 2010 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in our fluid handling business.  As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter.  Also, our European operations typically experience a slowdown during the July and August holiday season.  General economic conditions as well as backlog levels may, however, impact future seasonal variations.

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

Warranty activity for the six months ended July 2, 2010 and July 3, 2009 consisted of the following:

	Six Months Ended
	July 2,	July 3,
	2010	2009

Warranty liability at beginning of the period	$2,852	$3,108
Accrued warranty expense	477	1,159
Changes in estimates related to pre-existing warranties	(408)	(299)
Cost of warranty service work performed	(429)	(370)
Foreign exchange translation effect	(274)	45

Warranty liability at end of the period	$2,218	$3,643

5. Income Taxes

For the three and six months ended July 2, 2010, the Company earned approximately $3.1 million and $2.2 million, respectively, before taxes and had $1.1 million and $0.8 million, respectively, of income tax expense.  The effective tax rates of 34.6% and 36.9%, respectively, represent the estimated annual tax rate for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete items or changes in tax law.  The effective tax rate for the three months ended July 2, 2010 differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate, offset in part by a net increase to our unrecognized tax liability.  The effective tax rate for the six months ended July 2, 2010 differs from the U.S. federal statutory tax rate primarily due to a net increase to our unrecognized tax liability, offset in part by international tax rates which are lower than the U.S. tax rate.

For the three and six months ended July 3, 2009, the Company earned approximately $6.5 million and $16.5 million, respectively, before taxes and had $2.1 million and $5.2 million, respectively, of income tax expense.  The effective tax rates of 32.9% and 31.8%, respectively, for the three and six months ended July 3, 2009 differed from the U.S. statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax liability.

The effective tax rates for the three and six months ended July 2, 2010 are higher than the corresponding prior periods generally due to the relative impact of the net change in our unrecognized tax liability on lower income before taxes of $3.1 million and $2.2 million, respectively, in the current periods compared to the impact of the net change in our unrecognized tax liability and other discrete items on higher income before taxes for the three and six months ended July 3, 2009 of $6.5 million and $16.5 million, respectively.

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

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months ranging from zero to $1.1 million.

6.  Restructuring and Other Related Charges

The Company initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. As a result, for the three and six months ended July 2, 2010, the Company recorded pre-tax restructuring and related costs of $3.0 million and $7.1 million, respectively.  For the three and six months ended July 3, 2009, the Company recorded pre-tax restructuring and related costs of $0.5 million and $1.1 million, respectively.  The costs incurred during the six months ended July 2, 2010 include $2.2 million of termination benefits, including $0.6 million of non-cash stock-based compensation expense, related to the departure of the Company’s former President and Chief Executive Officer (CEO) in January 2010.  The costs incurred during the six months ended July 3, 2009 include a $0.2 million non-cash asset impairment charge related to closure of a repair facility.

As of July 2, 2010, we have reduced our company-wide workforce by 351 associates from December 31, 2008.  Additionally, we have participated in a German government-sponsored furlough program in which the government pays the wage-related costs for participating associates.  Payroll taxes and other employee benefits related to employees’ furlough time are included in restructuring costs. Our agreement with the German works council allowing participation in the furlough program ends February 2011; however, based on forecasted production levels, we anticipate limited further usage of the furlough program.  We expect to incur approximately $1.0 million of additional termination benefits and consulting costs in the remainder of 2010 for actions implemented through the date these financial statements are filed.

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

 A summary of restructuring activity for the six months ended July 2, 2010 is shown below.

		Six Months Ended July 2, 2010
	Accrued				Accrued
	Restructuring			Foreign	Restructuring
	Liability at			Currency	Liability at
	Dec. 31, 2009	Provisions	Payments	Translation	July 2, 2010
Restructuring and Other Related Charges:
Termination benefits (1)	$9,473	4,747	(10,377)	(852)	$2,991
Furlough charges (2)	-	319	(313)	(6)	-
Facility closure charges (3)	-	725	(725)	-	-
Consulting costs (4)	-	709	(464)	-	245
	$9,473	6,500	$(11,879)	$(858)	$3,236

Non-cash termination benefits (5)		574

Total		$7,074

(1)	Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.

(4)	Includes outside consulting fees directly related to the Company’s restructuring and performance improvement initiatives.
(5)	Includes stock-based compensation expense related to the accelerated vesting of certain share-based payments in connection with the departure of the Company’s former President and CEO in January 2010.

7. Earnings per Share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Numerator:
Net income available to common shareholders	$2,038	$4,366	$1,385	$11,227

Denominator:
Weighted-average shares of common stock
outstanding - basic	43,351,608	43,221,555	43,296,884	43,216,233
Net income per share - basic	$0.05	$0.10	$0.03	$0.26

Weighted-average shares of common stock
outstanding - basic	43,351,608	43,221,555	43,296,884	43,216,233
Net effect of potentally dilutive securities (1)	213,204	24,435	200,064	21,623
Weighted-average shares of common stock
outstanding - diluted	43,564,812	43,245,990	43,496,948	43,237,856
Net income per share - diluted	$0.05	$0.10	$0.03	$0.26

(1)	Potentially dilutive securities consist of options and restricted stock units.

In the three and six months ended July 2, 2010, respectively, 1.3 million and 0.9 million potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.  In the three and six months ended July 3, 2009, respectively, 1.5 million and 0.7 million potentially dilutive stock options and restricted stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.

8. Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Net income	$2,038	$4,366	$1,385	$11,227
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(13,239)	8,876	(20,209)	1,621
Unrealized losses on hedging activities, net of tax	(396)	(394)	(859)	(195)
Amounts reclassified to net income:
Losses on hedging activities, net of tax	728	705	1,461	1,396
Net pension and other postretirement benefit costs,
net of tax	729	616	1,513	1,216
Other comprehensive (loss) income	(12,178)	9,803	(18,094)	4,038
Comprehensive (loss) income	$(10,140)	$14,169	$(16,709)	$15,265

9. Inventories

Inventories consisted of the following:

	July 2,	December 31,
	2010	2009

Raw materials	$23,639	$28,445
Work in process	25,235	32,888
Finished goods	21,967	21,013

	70,841	82,346
Less-Customer progress billings	(7,106)	(3,171)
Less-Allowance for excess, slow-moving and obsolete inventory	(7,403)	(8,025)

	$56,332	$71,150

10. Net Periodic Benefit Cost – Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans for periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Pension Benefits - U.S. Plans
Service cost	$-	$-	$-	$-
Interest cost	3,301	3,470	6,670	6,940
Expected return on plan assets	(4,550)	(4,566)	(8,956)	(9,132)
Amortization	970	702	2,027	1,404

Net periodic benefit credit	$(279)	$(394)	$(259)	$(788)

Pension Benefits - Non U.S. Plans
Service cost	$291	$297	$604	$570
Interest cost	1,132	1,115	2,058	2,161
Expected return on plan assets	(410)	(313)	(592)	(539)
Amortization	83	176	172	350

Net periodic benefit cost	$1,096	$1,275	$2,242	$2,542

Other Post-Retirement Benefits
Service cost	$-	$-	$-	$-
Interest cost	167	131	334	262
Amortization	120	88	240	176

Net periodic benefit cost	$287	$219	$574	$438

Employer contributions to the pension plans during the six months ended July 2, 2010 were $8.6 million. Expected contributions to the pension plans for 2010 are $10.5 million, inclusive of a $5.0 million prepayment made during the second quarter of 2010 for contributions expected to be required in 2011.

11. Share-Based Payments

The Company measures and recognizes compensation expense relating to share-based payments based on the fair value of the instruments issued. Generally, our stock-based compensation expense is recognized as a component of “Selling, general and administrative expenses”, as payroll costs of the employees receiving the awards are recorded in the same line item. Stock-based compensation expense related to the departure of the Company’s former President and CEO in January 2010 was recognized as a component of “Restructuring and other related charges”.  For the three and six months ended July 2, 2010, a total of $0.7 million and $1.7 million, respectively, of compensation expense and $0.2 million and $0.6 million, respectively, of deferred tax benefits were recognized. The six months ended July 2, 2010 included $0.6 million of compensation expense related to the former President and CEO’s departure.  Compensation expense recognized for the former President and CEO reflects the accelerated vesting of certain stock options and performance-based restricted stock units on January 9, 2010.  For the three and six months ended July 3, 2009, $0.7 million and $1.2 million, respectively, of compensation cost and approximately $0.2 million and $0.4 million, respectively, of deferred tax benefits were recognized. At July 2, 2010, the Company had $7.9 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.5 years. At July 2, 2010, the Company had issued stock-based awards that are described below.

Stock Options

Stock-based compensation expense for stock option awards was based on the grant-date fair value using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions we used to calculate fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted during the six months ended July 2, 2010.

Six Months Ended
July 2, 2010
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at time of grant)	2.60%
Volatility	52.20%
Dividend yield	-
Fair value of options granted	$5.45

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

Stock option activity for the six months ended July 2, 2010 is as follows:

	Shares under option	Weighted- average exercise price	Remaining contractual term (years)	Aggregate intrinsic value ($000)
Options outstanding at December 31, 2009	1,267,633	$11.40
Granted	638,488	12.00
Exercised	(125,193)	7.45
Forfeited	(123,380)	9.73
Options outstanding at July 2, 2010	1,657,548	$11.96	5.86	$1,676
Vested or expected to vest at July 2, 2010	1,363,559	$12.22	5.88	$1,210
Exercisable at July 2, 2010	493,966	$13.98	5.17	$532

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

The following table summarizes the Company’s performance-based restricted stock units (PRSUs) and restricted stock units (RSUs) and activity for the six months ended July 2, 2010:

	PRSUs		RSUs
Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	430,497	$10.22	92,928	$11.97
Granted	254,361	12.00	34,576	12.21
Vested	(25,000)	18.00	(49,267)	13.41
Cancelled and forfeited (1)	(325,312)	7.65	-	-
Nonvested at July 2, 2010	334,546	$13.49	78,237	$11.17

(1)	Includes the cancellation of 315,870 performance-based restricted stock units granted in March 2009, since the performance criterion was not achieved.

12. Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt of $85.7 million and $88.6 million at July 2, 2010 and December 31, 2009, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	Total	Level 1	Level 2	Level 3
As of July 2, 2010

Assets:
Cash equivalents	$47,160	$47,160	$-	$-

Liabilities:
Interest rate swap	$2,433	$-	$2,433	$-
Foreign currency contracts	714	-	714	-
	$3,147	$-	$3,147	$-

As of December 31, 2009

Assets:
Cash equivalents	$33,846	$33,846	$-	$-

Liabilities:
Interest rate swap	$3,035	$-	$3,035	$-
Foreign currency contracts	121	-	121	-
	$3,156	$-	$3,156	$-

There were no significant transfers between level 1 and level 2 during the period ended July 2, 2010.

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

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreased to $50 million on June 30, 2010 and will decrease to $25 million on June 30, 2011, and expires on June 29, 2012. The fair values of the swap agreement were liabilities of $2.4 million at July 2, 2010 and $3.0 million at December 31, 2009, and are recorded in “Other long-term liabilities” on the consolidated balance sheets.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. The effective portion of net losses recognized in AOCI during the three and six months ended July 2, 2010 were $0.4 million and $0.9 million, respectively.  For the three and six months ended July 3, 2009, $0.4 million and $0.2 million, respectively, of net losses were recognized in AOCI.  There has been no ineffectiveness related to this arrangement since its inception.  For the three and six months ended July 2, 2010, $0.7 million and $1.5 million, respectively, of losses on the interest rate swap were reclassified from AOCI to interest expense. For the three and six months ended July 3, 2009, $0.7 million and $1.4 million, respectively, of losses on the interest rate swap were reclassified from AOCI to interest expense.   As of July 2, 2010, the Company expects to reclassify $1.8 million of net losses on the interest rate swap from AOCI to earnings during the next twelve months.

As of July 2, 2010 and December 31, 2009, the Company had no open commodity futures contracts, but in previous periods had copper and nickel futures contracts. The Company did not elect hedge accounting for these contracts, and therefore changes in the fair value were recognized in earnings.  For the three and six months ended July 3, 2009, respectively, the consolidated statements of operations include $0.7 million and $1.6 million of unrealized gains as a result of changes in the fair value of these commodity contracts.  Realized losses on these commodity contracts of $0.3 million and $0.7 million were recognized in the three and six months ended July 3, 2009, respectively.

The Company had foreign currency contracts with notional values of $6.8 million at July 2, 2010 and $10.5 million at December 31, 2009. The fair values of the contracts were liabilities of $0.7 million at July 2, 2010 and $0.1 million at December 31, 2009, and are recorded in “Other accrued liabilities” and “Other liabilities” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings.  For the three and six months ended July 2, 2010, respectively, the consolidated statements of operations include $0.4 million and $0.7 million of unrealized losses as a result of changes in the fair value of these contracts.  For the three and six months ended July 3, 2009, respectively, the consolidated statements of operations include $0.3 million of unrealized gains and $0.5 million of unrealized losses as a result of changes in the fair value of these contracts.  Realized losses on these contracts of $0.3 million and $0.7 million, were recognized in the three and six months ended July 2, 2010, respectively, and realized gains of $0.3 million and $0.4 million were recognized in the three and six months ended July 3, 2009, respectively.

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

Of the 25,270 pending claims, approximately 4,000 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,100 of such claims have been brought in the Supreme Court of New York County, New York; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,000 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

Claims activity related to asbestos is as follows (1):

	Six Months Ended
	July 2,	July 3,
	2010	2009

Claims unresolved at the beginning of the period	25,295	35,357
Claims filed (2)	2,061	1,776
Claims resolved (3)	(2,086)	(7,854)

Claims unresolved at the end of the period	25,270	29,279

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
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

In 2003, the other subsidiary brought legal action against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it.  Although none of these insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments.  For this subsidiary, it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. Further court rulings in December of 2009, clarified the allocation calculation  related to amounts currently due from insurers as well as amounts the Company expects to be reimbursed for asbestos-related costs incurred in future periods.  The subsidiary expects to be responsible for approximately 14% of all future asbestos-related costs.

The Company has established reserves of $445.9 million and $443.8 million as of July 2, 2010 and December 31, 2009, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $392.0 million and $389.4 million as of July 2, 2010 and December 31, 2009, respectively, for the insurance recoveries that are deemed probable during the same time period.  Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $54.0 million and $54.3 million as of July 2, 2010 and December 31, 2009, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $39.8 million and $45.9 million as of July 2, 2010 and December 31, 2009, respectively, for which insurance recovery is deemed probable.  The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”.  The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” and “Long-term asbestos insurance receivable” in the accompanying consolidated balance sheets.

The expense related to these liabilities and legal defense, net of estimated insurance recoveries, was $0.5 million and $2.0 million, respectively, for the three and six months ended July 2, 2010 compared to $1.5 million and $3.1 million, respectively, for the three and six months ended July 3, 2009.  Legal costs related to the subsidiaries’ action against their asbestos insurers were $4.5 million and $8.4 million for the three and six months ended July 2, 2010, respectively, compared to $4.0 million and $7.0 million for the three and six months ended July 3, 2009, respectively.

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

Guarantees

At July 2, 2010, there were $14.1 million of letters of credit outstanding.  Additionally, at July 2, 2010, we had issued $14.9 million of bank guarantees securing primarily customer prepayments, performance, and product warranties in our European operations.

General Litigation

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set.  The subsidiary intends to continue to defend this matter vigorously. At July 2, 2010, the Company’s consolidated balance sheet includes a liability, reflected in “Other liabilities”, related to this matter of $9.5 million.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

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

Outlook

We believe that we are well positioned to grow our business organically over the long term by enhancing our product offerings and expanding our customer base in our strategic markets. The economic downturn had a significant impact on our orders, sales and operating profit in 2009 when compared to 2008 and when comparing the first and second quarters of 2010 to the same periods in 2009.  We have seen improvement in all of our end markets, as evidenced by a 35% increase in orders from existing businesses in the second quarter of 2010 compared to the first quarter of 2010.  However, we have had project delivery push-outs as well as order cancellations, primarily in our commercial marine business, which may continue throughout 2010. We expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction over the long term.  We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.  In addition, we believe pending and future environmental regulations will enhance the demand for our products. Based on the decline in orders in 2009 and our current backlog, we expect sales to decline modestly in 2010 from 2009 levels. We expect orders in 2010 to increase significantly; however, we are also likely to have additional order cancellations as well as delivery date extensions in the near term.

•
In the crude oil industry, we expect long term activity to remain favorable as capacity constraints and global demand drive further development of heavy oil fields.  In pipeline applications, we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership.  In refinery applications, a reduction in capital investment by our customers due to recent weak economic conditions has been negatively impacting sales and orders.  Many projects that were delayed in 2009 are being restarted and we expect sales to be down and orders to be up significantly in 2010.

•
In the power generation industry, over the long term we expect activity in Asia and the Middle East to remain solid as economic growth and fundamental undersupply of power generation capacity continue to drive investment in energy infrastructure projects.  In the world’s developed economies, we expect efficiency improvements will continue to drive demand.  In 2010, we expect sales to be at similar levels to modestly down versus 2009.  We also expect orders to decline modestly in part due to a policy decision to exit certain business in the Middle East.

•
In the U.S. defense industry, we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns.  We expect significant growth in sales during 2010 and expect orders to decline significantly as a result of the robust growth in orders in 2009 and the timing of projects.

•
In the general industrial market, we expect long-term demand to be driven by capital investment.  While this market is very diverse, orders in 2009 declined compared to 2008 in all submarkets and most significantly in the chemical, distribution, machinery support and building products markets and in portions of the general industrial market, primarily in Europe and North America.  We expect significant growth in orders in 2010 and we expect sales to be at similar levels to modestly up compared to 2009.

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

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the three and six months ended July 2, 2010, aftermarket sales and services represented approximately 25% and 26%, respectively, of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that our extensive experience in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

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

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended July 2, 2010 and July 3, 2009 is affected by the following significant items:

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

Foreign Currency Fluctuations

A significant portion of our sales, approximately 67% and 68%, respectively, for the three and six months ended July 2, 2010, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and are quantified, when significant, in our discussion of the results of our operations.

Restructuring and Other Related Charges

To better position the Company’s cost structure for future periods, our results for the three and six months ended July 2, 2010 include $3.0 million and $7.1 million, respectively, of restructuring and other related charges.  Our results for the three and six months ended July 3, 2009 include $0.5 million and $1.1 million, respectively, of restructuring and other related charges.  The costs incurred in the six months ended July 2, 2010 include $2.2 million of termination benefits, including $0.6 million of non-cash stock-based compensation expense, related to the departure of the Company’s former President and CEO in January 2010.

Asbestos Liability and Defense Costs

Asbestos liability and defense costs is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period.

The table below presents asbestos liability and defense costs for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Amounts in millions)	2010	2009	2010	2009

Asbestos liability and defense costs	$0.5	$1.5	$2.0	$3.1

Asbestos liability and defense costs were $0.5 million and $2.0 million for the three and six months ended July 2, 2010, respectively, compared to $1.5 million and $3.1 million for the three and six months ended July 3, 2009, respectively. The decrease in asbestos liability and defense costs for the three and six months ended July 3, 2010 was attributable to a decrease in legal spending and a higher level of projected insurance recovery driven by the insurance policies triggered during the period.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expenses include legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries.

The table below presents coverage litigation expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Amounts in millions)	2010	2009	2010	2009

Asbestos coverage litigation expenses	$4.5	$4.0	$8.4	$7.0

Legal costs related to the subsidiaries’ action against their asbestos insurers were $4.5 million and $8.4 million for the three and six months ended July 2, 2010, respectively, compared to $4.0 million and $7.0 million for the three and six months ended July 3, 2009, respectively.  The increase in the three and six months ended July 2, 2010 is primarily due to costs incurred by one of our subsidiaries related to the trial of its litigation against a number of its insurers and its former parent that began in January 2010.

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

The following tables present components of our sales and order growth (decline), as well as, sales by fluid handling product for the periods indicated:

(Amounts in millions)	Sales		Orders

Three Months Ended July 3, 2009	$129.2		$120.5

Components of Change:
Existing businesses	(4.0)	(3.1)%	36.8	30.6%
Acquisitions	1.0	0.8%	1.0	0.8%
Foreign currency translation	(3.2)	(2.5)%	(2.7)	(2.3)%
Total	(6.2)	(4.8)%	35.1	29.1%

Three Months Ended July 2, 2010	$123.0		$155.6

					Backlog at
(Amounts in millions)	Sales		Orders		Period End

Six Months Ended July 3, 2009	$265.5		$243.6		$326.9

Components of Change:
Existing businesses	(27.4)	(10.3)%	26.7	11.0%	(10.3)	(3.2)%
Acquisitions	1.5	0.6%	1.8	0.7%	1.0	0.3%
Foreign currency translation	3.3	1.2%	3.0	1.2%	(20.5)	(6.3)%
Total	(22.6)	(8.5)%	31.5	12.9%	(29.8)	(9.1)%

Six Months Ended July 2, 2010	$242.9		$275.1		$297.1

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Amounts in millions)	2010	2009	2010	2009
Net Sales by Product:
Pumps, including aftermarket parts and service	$105.7	$108.1	$206.8	$229.5
Systems, including installation service	12.7	18.9	27.3	31.4
Valves	3.5	1.8	6.9	3.4
Other	1.1	0.4	1.9	1.2

Total net sales	$123.0	$129.2	$242.9	$265.5

As detailed above, for the three months ended July 2, 2010, sales from existing businesses decreased by 3.1% over the three months ended July 3, 2009, due to lower demand in the oil and gas, commercial marine and power generation end markets, partially offset by increased demand in the general industrial and defense end markets.  Foreign currency translation negatively impacted sales by 2.5%, primarily due to a stronger average U.S. dollar against the Euro exchange rate in the second quarter of 2010 compared to the same period in 2009. For the six months ended July 2, 2010, sales from existing businesses decreased by 10.3% over the six months ended July 3, 2009, which was partially offset by a positive currency translation effect of 1.2%, primarily due to a weaker average U.S. dollar against the Euro exchange rate in the first half of 2010 compared to the same period in 2009. The decrease in sales from existing businesses was primarily attributable to lower demand in the oil and gas, commercial marine, general industrial and power generation end markets, partially offset by higher demand in the defense end market.

Orders, net of cancellations, from existing businesses increased 30.6% for the three months ended July 2, 2010 over the three months ended July 3, 2009, which was partially offset by a negative currency translation effect of 2.3%. The increase in orders from existing businesses was primarily attributable to increased demand in the commercial marine, power generation, general industrial and oil and gas end markets.  Orders, net of cancellations, from existing businesses increased 11.0% for the six months ended July 2, 2010 over the six months ended July 3, 2009, in addition to a positive currency translation effect of 1.2%. The increase in orders from existing businesses was primarily due to increased demand in the commercial marine, general industrial, and power generation end markets.  We experienced commercial marine order cancellations of approximately $2.9 million and $6.2 million for the three and six months ended July 2, 2010, respectively, compared to $9.2 million and $17.9 million for the three and six months ended July 3, 2009, respectively.  Backlog as of July 2, 2010 of $297.1 million decreased $10.3 million, or 3.2%, excluding the impact of foreign currency translation and acquisitions, as compared to $326.9 million at July 3, 2009. Since April 2, 2010, backlog increased $32.8 million, or 11.6%, excluding a negative currency translation effect of $17.0 million.

Gross Profit

The following table presents our gross profit figures for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Amounts in millions)	2010	2009	2010	2009

Gross profit	$43.0	$44.6	$84.7	$92.6
Gross profit margin	35.0%	34.5%	34.9%	34.9%

Gross profit of $43.0 million for the three months ended July 2, 2010 decreased from $44.6 million for the three months ended July 3, 2009. Gross profit from existing businesses decreased $1.0 million, with an additional $0.9 million negative impact of foreign exchange rates, partially offset by an increase of $0.3 million due to the acquisition of PD-Technik on August 31, 2009. Gross profit margin increased to 35.0% for the three months ended July 2, 2010 from 34.5% for the three months ended July 3, 2009, despite a decrease in sales. The margin increase was driven by cost savings, including savings from restructuring programs and lower warranty expense, partially offset by margin declines resulting from an unfavorable product mix shift.

Gross profit of $84.7 million for the six months ended July 2, 2010 decreased from $92.6 million for the six months ended July 3, 2009. Gross profit from existing businesses decreased $9.8 million, which was partially offset by an increase of $0.6 million due to the acquisition of PD-Technik and a $1.4 million positive impact of foreign exchange rates. Gross profit margin for the six months ended July 2, 2010 was flat compared to the six months ended July 3, 2009, as margin declines driven by an unfavorable global product mix shift were offset by restructuring program cost savings and lower warranty expense.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Amounts in millions)	2010	2009	2010	2009

SG&A expenses	$28.5	$28.6	$58.4	$58.1
SG&A expenses as a percentage of sales	23.2%	22.1%	24.0%	21.9%

Selling, general and administrative expenses of $28.5 million for the three months ended July 2, 2010 were relatively flat compared to the three months ended July 3, 2009. Excluding a $0.3 million net favorable impact of foreign exchange rates and acquisitions, SG&A increased $0.2 million, primarily due to unfavorable changes in the fair value of commodity and foreign currency derivatives, partially offset by restructuring program cost savings.

 Selling, general and administrative expenses of $58.4 million for the six months ended July 2, 2010 were relatively flat compared to the six months ended July 3, 2009. Excluding a $1.3 million unfavorable impact of foreign exchange rates and acquisitions, SG&A declined $1.0 million, primarily due to restructuring program cost savings and lower commission expense, partially offset by unfavorable changes in the fair value of commodity and foreign currency derivatives.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Amounts in millions)	2010	2009	2010	2009

Operating income	$4.8	$8.3	$5.7	$20.1
Operating margin	3.9%	6.4%	2.4%	7.6%

Operating income for the three months ended July 2, 2010 decreased $3.5 million to $4.8 million from $8.3 million for the three months ended July 3, 2009. Excluding a $0.2 million net unfavorable impact of foreign currency exchange rates and acquisitions, the decline in operating income was primarily due to an additional $2.5 million of restructuring and other related charges compared to the same period in the prior year, as well as lower sales volumes and an unfavorable product mix shift impact, partially offset by cost savings, including savings from restructuring programs.

Operating income for the six months ended July 2, 2010 declined $14.4 million to $5.7 million from $20.1 million for the six months ended July 3, 2009. Excluding a $0.6 million net favorable impact of foreign currency exchange rates and acquisitions, the decline in operating income was primarily due to lower sales volumes and an unfavorable product mix shift impact, as well as an additional $5.9 million of restructuring and other related charges compared to the same period in the prior year, partially offset by restructuring program cost savings.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense was $1.7 million and $1.8 million for the three months ended July 2, 2010 and July 3, 2009, respectively.  An increase in the weighted-average effective interest rate on our variable rate borrowings that are not hedged, from 5.6% for three months ended July 3, 2009 to 5.7% for the three months ended July 2, 2010 was offset by lower debt levels in the current year quarter compared to the prior year period.

Interest expense was $3.5 million and $3.6 million for the six months ended July 2, 2010 and July 3, 2009, respectively.  An increase in the weighted-average effective interest rate on our variable rate borrowings that are not hedged, from 5.6% for six months ended July 3, 2009 to 5.7% for the six months ended July 2, 2010 was offset by lower debt levels in the current year compared to the prior year period.

Provision for Income Taxes

The effective income tax rates for the three and six months ended July 2, 2010 were 34.6% and 36.9%, respectively.  The effective tax rate for the three months ended July 2, 2010 differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate, offset in part by a net increase to our unrecognized tax liability.  The effective tax rate for the six months ended July 2, 2010 differs from the U.S. federal statutory tax rate primarily due to a net increase to our unrecognized tax liability, offset in part by international tax rates which are lower than the U.S. tax rate.

For the three and six months ended July 3, 2009, the effective tax rates, respectively of 32.9% and 31.8% were lower than the U.S. statutory rate, including the impact of the reduction of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax liability.

The effective tax rates for the three and six months ended July 2, 2010 are higher than the corresponding prior periods generally due to the relative impact of the net change in our unrecognized tax liability on lower income before taxes of $3.1 million and $2.2 million, respectively, in the current periods compared to the impact of the net change in our unrecognized tax liability and other discrete items on higher income before taxes for the three and six months ended July 3, 2009 of $6.5 million and $16.5 million, respectively.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our credit facility. We expect that our primary ongoing requirements for cash will be for working capital, funding for potential acquisitions, capital expenditures, asbestos-related outflows and pension plan funding. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.  As of July 2, 2010, we had approximately $135.9 million available on our revolver loan and we had $63.0 million of cash.

Borrowings

During the six months ended July 2, 2010, we repaid $3.8 million of the outstanding balance of our Term A Note, leaving $87.5 million outstanding at the end of the period.  At July 2, 2010, the interest rate on the Term A Note was 2.8%, inclusive of 2.5% margin, and the annual commitment fee on our $150.0 million revolver was 0.5%. At July 2, 2010, there was $14.1 million outstanding on the letter of credit sub-facility, leaving approximately $135.9 million available under the revolver loan.  Of the total $135.9 million available, it is unlikely that we would be able to draw on Lehman Brothers’ $6.0 million commitment due to their bankruptcy and resulting default under the terms of the revolver.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under our credit agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. Our credit agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, our credit agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0, measured at the end of each quarter for the previous twelve months. If the Company does not comply with the various covenants under our credit agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company believes it is in compliance with all such covenants as of July 2, 2010 and expects to be in compliance for the next 12 months.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Six Months Ended
	July 2,	July 3,
(Amounts in millions)	2010	2009

Net cash provided by operating activities	$27.4	$17.9

Purchases of fixed assets	(5.5)	(5.9)
Other sources, net	0.1	0.1

Net cash used in investing activities	$(5.4)	$(5.8)

Repayment of borrowings	(3.8)	(2.5)
Other sources (uses), net	0.6	(0.4)

Net cash used in financing activities	$(3.2)	$(2.9)

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. Changes in significant operating cash flow items are discussed below.

•
Cash received (paid) for asbestos-related costs net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, created variability in our operating cash flows. For the six months ended July 2, 2010, net cash received from insurance settlements, net of asbestos-related costs paid, was $2.0 million.  For the six months ended July 3, 2009, net cash paid for asbestos-related costs, net of insurance settlements received, was $5.4 million.

•
Funding requirements of our defined benefit plans, including both pensions and other post-retirement benefits, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended July 2, 2010 and July 3, 2009, cash contributions for defined benefit plans were $9.4 million and $2.0 million, respectively.

•	Changes in working capital also affected the operating cash flows for the periods presented. We define working capital as trade receivables plus inventories less accounts payable.

•
Working capital, excluding the effect of foreign currency translation, declined $20.5 million from December 31, 2009 to July 2, 2010, primarily due to decreases in trade receivables and inventory levels due to lower sales volumes.

•
Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the six months ended July 2, 2010 and July 3, 2009, net working capital as a percentage of annualized sales was 19.1% and 25.0%, respectively.

Investing activities consist primarily of purchases of fixed assets.

•
In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of annual revenues.

Financing cash flows consist primarily of repayments of indebtedness.

•	During the six months ended July 2, 2010, we repaid $3.8 million of long-term borrowings.

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

There have been no significant changes for the six months ended July 2, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 25, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Information concerning market risk for the six months ended July 2, 2010 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at July 2, 2010 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements.  A hypothetical increase in the interest rate of 1.00% on the portion of our variable rate debt that is not hedged during the six months ended July 2, 2010 would have increased our interest cost by approximately $0.1 million.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreased to $50 million on June 30, 2010 and will decrease to $25 million on June 30, 2011, and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $2.4 million at July 2, 2010.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the six months ended July 2, 2010, approximately 68% of our sales were derived from operations outside the U.S., with approximately 63% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, the income before income taxes for the six months ended July 2, 2010 would have increased by $1.6 million.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure; however, as of July 2, 2010, we had no open copper or nickel futures contracts.

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

Item 4. (Removed and Reserved)

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

Registrant:              Colfax Corporation

By:

/s/ CLAY H. KIEFABER	President and Chief Executive Officer	July 27, 2010
Clay H. Kiefaber	(Principal Executive Officer)

/s/ G. SCOTT FAISON	Senior Vice President, Finance and	July 27, 2010
G. Scott Faison	Chief Financial Officer
(Principal Financial and Accounting Officer)