Form 10-K/A
period 2009-12-31
Colfax CORP
filed 2010-12-13
CIK 1420800

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXHIBIT INDEX APPEARS ON PAGE 88

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year covered by this report. With the exception of the sections of the 2010 proxy statement specifically incorporated herein by reference, the 2010 proxy statement is not deemed to be filed as part of this Form 10-K/A.

EXPLANATORY NOTE
Overview

Colfax Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2009, originally filed on February 25, 2010 (the “Original Form 10-K”), to restate our financial statements and corresponding financial information for the year ended December 31, 2009 for the effect of an overstatement of our pension liability.  The amendment also restates the quarterly financial information included in Note 20 to the consolidated financial statements with respect to each fiscal quarter in the years ended December 31, 2008 and 2009.  The Company does not intend to amend its Quarterly Reports on Form 10-Q for these fiscal quarters.

Restatement

While preparing the 2010 census data for our defined benefit pension plan actuarial valuations, the Company determined that previous actuarial valuations for the plans of a U.S. subsidiary contained errors in participant data. The errors largely originated in census data compiled by the subsidiary’s former actuaries prior to our acquisition of the subsidiary in 1997.  Because these errors affected the valuation of pension liabilities at the date of the acquisition, goodwill was also overstated.

As a result of the errors, the pension liability was overstated by $21.7 million as of December 31, 2009 and $20.0 million as of December 31, 2008.  Additionally, goodwill was overstated by $3.8 million as of December 31, 2009 and 2008 and shareholder’s equity was understated by $18.0 million as of December 31, 2009 and $14.4 million as of December 31, 2008.  Net income was understated by $2.1 million for the year ended December 31, 2009, $1.1 million for the year ended December 31, 2008, and $0.8 million for the year ended December 31, 2007.  There is no cash flow impact from these errors.  The errors increased other comprehensive income by $1.5 million for the year ended December 31, 2009, had a less than $0.1 million impact on the year ended December 31, 2008, and decreased other comprehensive income by $0.5 million for the year ended December 31, 2007.

This amendment also contains balance sheet reclassifications at December 31, 2009 to reclassify a portion of the asbestos insurance asset from long term to current and to reflect certain property previously recorded in other assets as property, plant and equipment.

The Company is filing amended Quarterly Reports on Form 10-Q/A for the quarter ended April 2, 2010 and the quarter ended July 2, 2010, to correct the errors described above.  Please refer to those amended reports for further discussion of the restatement of those respective periods.

All of the information in this Form 10-K/A is as of February 25, 2010, the date the Company filed the Original Form 10-K with the Securities and Exchange Commission.  This Form 10-K/A continues to speak as of the date of the Original Form 10-K and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the Consolidated Financial Statements appearing in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K, including any amendments to those filings.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than the restatement.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety.  No attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Form 10-K except as required to reflect the effects of the restatement discussed in Note 2 to the Consolidated Financial Statements. However, changes have been made to the following items solely as a result of, and to reflect, the restatement, and no other information in the Form 10-K/A is amended hereby as a result of the restatement:

•	Part I, Item 1A - Risk Factors

•	Part II, Item 6 - Selected Financial Data

•	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8 - Financial Statements and Supplementary Data

•	Part II, Item 9A - Controls and Procedures

•	Part IV, Item 15 - Exhibits and Financial Statement Schedules

In the Original Form 10-K, the Company reported under Item 9A “Controls and Procedures,” that its disclosure controls and procedures were effective.  Management, in consultation with the Audit Committee, has concluded that the errors set forth herein constituted a material weakness in the Company’s internal controls over financial reporting as of the date of the Original Form 10-K.  The revised assessment is included under Part II, Item 9A in this document.

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

TABLE OF CONTENTS

Unless otherwise indicated, references in this Form 10-K/A to “Colfax”, “the Company”, “we”, “our” and “us” refer to Colfax Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global economic downturn, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting; and

•	others risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K/A.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date the Original Form 10-K was filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Item IA. Risk Factors in Part I of this Form 10-K/A for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Financial information about our international operations is contained in Note 18 of the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, and information about the possible effects of foreign currency fluctuations on our business is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to Item 1A. Risk Factors.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K/A and other documents we file with the SEC. If any of the following risks actually occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us and we caution that this list of risk factors may not be exhaustive. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, natural disasters or other disruptions of expected economic or business conditions. We operate in a continually changing business environment, and new risk factors emerge from time to time which we cannot predict. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

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

We have identified a material weakness in our internal control over financial reporting. If our internal controls are not effective, investors could lose confidence in our financial reporting.

Our management had previously concluded that our internal control over financial reporting was effective as of December 31, 2009. In connection with the restatement to correct our financial statements for the effects of an overstatement of our pension liability, discussed in Note 2 to the consolidated financial statements included in Part II of this report, management determined a material weakness in internal control over financial reporting existed as of December 31, 2009. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2009. Also, as described in “Part II—Item 9A. Controls and Procedures” of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Subsequent to the period covered by this report, management has implemented measures to remediate the material weakness set forth above. Specifically, we have implemented procedures to enhance review of participant data for benefit plans. As part of the Company’s 2010 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the implemented controls to ascertain whether they are designed and operating effectively. We believe the implemented controls will remediate the above identified material weakness.

Although we believe we have taken appropriate actions to remediate the material weakness discussed above, we cannot assure you that we will not discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

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

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 19, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

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

ITEM 6.	SELECTED FINANCIAL DATA
(in thousands, except per share information)

	Year ended December 31,
	2009 Restated	2008 Restated	2007 Restated	2006 Restated	2005 Restated
Statement of Operations Data:
Net sales	$525,024	$604,854	$506,305	$393,604	$345,478
Cost of sales	339,237	387,667	330,714	256,806	222,353
Gross profit	185,787	217,187	175,591	136,798	123,125
Initial public offering-related costs	-	57,017	-	-	-
Selling, general and administrative expenses	112,503	124,105	97,426	78,964	73,542
Research and development expenses	5,930	5,856	4,162	3,336	2,855
Restructuring and other related charges	18,175	-	-	-	-
Asbestos liability and defense (income) costs	(2,193)	(4,771)	(63,978)	21,783	14,272
Asbestos coverage litigation expenses	11,742	17,162	13,632	12,033	3,840
Operating income	39,630	17,818	124,349	20,682	28,616
Interest expense	7,212	11,822	19,246	14,186	9,026
Provision for income taxes	8,621	5,465	39,457	4,298	6,666
Income from continuing operations	23,797	531	65,646	2,198	12,924
Net income (1)	$23,797	$531	$65,646	$801	$13,540

Net income (loss) per share from continuing operations — basic and diluted	$0.55	$(0.08)	$1.82	$0.10	$(0.03)

	December 31,
	2009 Restated	2008 Restated	2007 Restated	2006 Restated	2005 Restated
Balance Sheet Data:
Cash and cash equivalents	$49,963	$28,762	$48,093	$7,608	$7,821
Goodwill and intangibles, net	175,370	175,210	181,517	150,395	145,957
Asbestos insurance asset, including current portion	389,449	304,015	305,228	297,106	261,941
Total assets	999,401	907,550	899,522	792,018	696,738
Asbestos liability, including current portion	443,769	357,258	376,233	388,920	338,535
Total debt, including current portion (2)	91,485	97,121	206,493	188,720	158,454

(1)	Includes net (loss) income from discontinued operations of $(1.4) million and $0.6 million in the years ended December 31, 2006 and 2005, respectively.
(2)	See Note 13 to our Consolidated Financial Statements for information regarding the refinancing of the Company’s debt in conjunction with the IPO in May 2008.

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

The following discussion of our financial condition and results of operations should be read together with “Selected Financial and Data,” “Risk Factors” and the financial statements and related notes included elsewhere in this Form 10-K/A. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

The following discussion gives effect to the restatement of the Company's consolidated financial statements as discussed in Note 2 to the Company's consolidated financial statements in Part II, Item 8.

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

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative (SG&A) expenses for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2009 Restated	2008 Restated	2007 Restated

SG&A expenses	$112.5	$124.1	$97.4
SG&A expenses as a percentage of sales	21.4%	20.5%	19.2%

Selling, general and administrative expenses decreased $11.6 million to $112.5 million for the year ended December 31, 2009. Excluding the $6.1 million favorable impact of foreign exchange rates, SG&A declined $5.5 million from 2008, primarily due to reductions in selling and commission expenses of $2.2 million and restructuring savings of $2.5 million. An additional $2.0 million of professional fees and other costs associated with becoming a public company and $2.6 million of pension and other postretirement benefit costs were incurred in 2009, but were offset by lower legacy legal expenses and favorable changes in the fair value of commodity and foreign currency derivatives.

Selling, general and administrative expenses increased $26.7 million to $124.1 million for the year ended December 31, 2008 from $97.4 million for the year ended December 31, 2007. The increase was primarily related to $3.8 million negative impact of foreign exchange rates, $4.1 million reserve increase for a legacy legal matter, $4.2 million for audit and professional fees and other costs associated with becoming a public company, and $2.1 million from the acquisitions of Fairmount and LSC.  The remaining increase was primarily due to higher selling expenses, insurance proceeds recognized in 2007 of $2.2 million related to a product liability matter, and a gain recognized in 2007 of $1.1 million from the sale of investment securities.

Operating Income

The table below presents operating income data for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2009 Restated	2008 Restated	2007 Restated

Operating income	$39.6	$17.8	$124.3
Operating margin	7.5%	2.9%	24.6%

Operating income for the year ended December 31, 2009 increased $21.8 million from the prior year.  The increase was primarily due to the absence of $57.0 million of initial public offering-related costs incurred in 2008, partially offset by $18.2 million of restructuring costs incurred in 2009 as well as a $5.5 million negative impact of foreign exchange rates.  Excluding these impacts, operating income was $11.5 million lower than the prior year, primarily due to lower sales volume from existing businesses, partially offset by lower asbestos-related expenses and selling, general and administrative expenses.

Operating income for the year ended December 31, 2008 decreased $106.5 million from the year ended December 31, 2007. This decrease was primarily due to a $62.7 million decrease in asbestos-related income, IPO-related costs of $57.0 million, $4.2 million of professional and other costs associated with becoming a public company, $4.1 million related to a reserve increase for a legacy legal matter, and the absence of $2.2 million of income recognized in the prior year period related to a product liability matter, partially offset by $23.4 million of increased operational performance in our existing business units primarily caused by increased sales volume and a $3.3 million favorable impact from foreign exchange rates.

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

Provision for Income Taxes

The effective income tax rate for the year ended December 31, 2009 was 26.6% as compared to an effective tax rate of 91.1% for the year ended December 31, 2008.  Our effective tax rate for the year ended December 31, 2009 was lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3 % that is applied to our Swedish operations and a net decrease to our valuation allowance and unrecognized tax benefit liability.

The effective income tax rate for the year ended December 31, 2008 was 91.1% as compared to an effective tax rate of 37.5% for the year ended December 31, 2007. Our effective tax rate for the year ended December 31, 2008 was higher than the U.S. federal statutory rate primarily due to an $11.8 million payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes and a $3.0 million net increase in valuation allowance, offset in part by an expected lower overall rate on normal operations due to reductions in German corporate tax rates in 2008, other international tax rates that are lower than the U.S. tax rate, changes in overall profitability and state tax benefits.

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

Net cash provided by (used in) operating activities was $38.3 million, $(33.0) million and $74.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The two most significant items causing the variability in these reported amounts were asbestos-related cash flows (including the disposition of claims, defense costs, insurer reimbursements and settlements and legal expenses related to litigation against our insurers) and IPO-related costs in 2008. For the years ended December 31, 2009, 2008 and 2007, net cash paid (received) for asbestos liabilities, net of insurance settlements received, was $19.7 million, $21.8 million and  $(22.5) million, respectively. For the year ended December 31, 2008, cash paid for IPO-related costs were $42.4 million. Additionally, in the year ended December 31, 2008, cash paid for legacy legal settlements were $11.7 million. Excluding the effect of asbestos-related cash flows, IPO-related costs, and legacy legal settlements, net cash provided by operating activities would have been $57.9 million, $42.9 million and $52.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

We believe the following accounting policies are the most critical in that they are important to the financial statements and they require the most difficult, subjective or complex judgments in the preparation of the financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements.

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

The analysis performed for each of the years ended December 31, 2009, 2008 and 2007 indicated no impairment to be present.  However, actual results could differ from our estimates and projections, which would affect the assessment of impairment. As of December 31, 2009, we have goodwill of $163.4 million that is subject to at least annual review of impairment.

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

During the year ending December 31, 2009, the valuation allowance decreased from $45.2 million to $45.1 million with the decrease recognized in income tax expense. The $0.1 million net decrease in 2009 was primarily attributable to a corresponding reduction in deferred tax assets due to the pension restatement, offset in part by an increase attributable to certain separate company losses we believe may not be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the total U.S. deferred tax asset could be realized on a more likely than not basis.  If economic conditions adversely affect our ability to generate future U.S. taxable income, additional valuation allowances may be needed.

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

Recent Pronouncements

See Note 4 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

INDEX TO FINANCIAL STATEMENTS

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated February 25, 2010, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the maintenance and review of pension plan participant data existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2009.  As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2009.  Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.  Management has identified a material weakness in its internal controls related to the maintenance and review of pension plan participant data.  This material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2007, 2008 and 2009.  We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholder’s equity (deficit) and cash flows for each of the three years in the period ending December 31, 2009.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated February 25, 2010, except for the effects of the matters described in Note 2, as to which the date is December 13, 2010, on those financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Colfax Corporation has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2010
except for the effects of the material weakness described in the sixth paragraph above, as to which the date is
December 13, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As more fully discussed in Note 2, the Company has restated the accompanying consolidated financial statements and financial statement schedule for all periods presented to correct an error in accounting for certain of its defined benefit pension plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is December 13, 2010, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2010
except for the effects of the matters described in Note 2, as to which the date is
December 13, 2010

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year ended December 31,
	2009	2008	2007
	Restated	Restated	Restated

Net sales	$525,024	$604,854	$506,305
Cost of sales	339,237	387,667	330,714

Gross profit	185,787	217,187	175,591
Selling, general and administrative expenses	112,503	124,105	97,426
Restructuring and other related charges	18,175	-	-
Initial public offering related costs	-	57,017	-
Research and development expenses	5,930	5,856	4,162
Asbestos liability and defense income	(2,193)	(4,771)	(63,978)
Asbestos coverage litigation expenses	11,742	17,162	13,632
Operating income	39,630	17,818	124,349
Interest expense	7,212	11,822	19,246

Income before income taxes	32,418	5,996	105,103
Provision for income taxes	8,621	5,465	39,457

Net income	23,797	531	65,646

Dividends on preferred stock	-	(3,492)	(25,816)

Net income (loss) available to common shareholders	$23,797	$(2,961)	$39,830

Net income (loss) per share—basic and diluted	$0.55	$(0.08)	$1.82

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
  Dollars in thousands, except per share amounts

	December 31,
	2009	2008
	Restated	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,963	$28,762
Trade receivables, less allowance for doubtful accounts of $2,837 and $2,486	88,493	101,064
Inventories, net	71,150	80,327
Deferred income taxes, net	7,114	6,489
Asbestos insurance asset	31,502	26,473
Asbestos insurance receivable	28,991	36,371
Prepaid expenses	11,109	9,632
Other current assets	2,426	5,901

Total current assets	290,748	295,019
Deferred income taxes, net	51,838	53,372
Property, plant and equipment, net	92,090	92,090
Goodwill	163,418	161,694
Intangible assets, net	11,952	13,516
Long-term asbestos insurance asset	357,947	277,542
Long-term asbestos insurance receivable	16,876	-
Deferred loan costs, pension and other assets	14,532	14,317
Total assets	$999,401	$907,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$8,969	$5,420
Accounts payable	36,579	52,138
Accrued asbestos liability	34,866	28,574
Accrued payroll	17,756	19,162
Accrued taxes	2,154	11,457
Accrued termination benefits	9,473	-
Other accrued liabilities	34,402	37,535

Total current liabilities	144,199	154,286
Long-term debt, less current portion	82,516	91,701
Long-term asbestos liability	408,903	328,684
Pension and accrued post-retirement benefits	105,230	110,218
Deferred income tax liability	10,375	7,685
Other liabilities	31,353	33,601
Total liabilities	782,576	726,175
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 43,229,104 and 43,211,026	43	43
Additional paid-in capital	402,852	400,259
Retained deficit	(76,273)	(100,070)
Accumulated other comprehensive loss	(109,797)	(118,857)
Total shareholders’ equity	216,825	181,375
Total liabilities and shareholders' equity	$999,401	$907,550

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2009, 2008 and 2007
Dollars in thousands

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit (Restated)	Accumulated Other Comprehensive Loss (Restated)	Total (Restated)

Balance as previously reported at December 31, 2006	$1	$22	$201,660	$(141,561)	$(54,223)	$5,899
Cumulative adjustment for restatement (see Note 2)				11,365	1,751	13,116
Restated Balance at December 31, 2006	1	22	201,660	(130,196)	(52,472)	19,015
Comprehensive income:
Net income	-	-	-	65,646	-	65,646
Foreign currency translation, net of $265 tax expense	-	-	-	-	8,952	8,952
Changes in unrecognized pension and postretirement benefit costs, net of $4,158 tax expense	-	-	-	-	3,900	3,900
Amounts reclassified to net income:
Net realized investment gains, net of $409 tax benefit	-	-	-	-	(667)	(667)
Net pension and other postretirement benefit costs, net of $1,590 tax expense	-	-	-	-	2,149	2,149
Total comprehensive income	-	-	-	65,646	14,334	79,980
Adoption of new accounting standard (see Note 6)	-	-	-	(6,743)	-	(6,743)
Preferred dividends declared	-	-	-	(25,816)	-	(25,816)
Balance at December 31, 2007	1	22	201,660	(97,109)	(38,138)	66,436
Comprehensive income (loss):
Net income	-	-	-	531	-	531
Foreign currency translation, net of $-0- tax	-	-	-	-	(10,662)	(10,662)
Unrealized losses on hedging activities, net of $-0- tax	-	-	-	-	(5,815)	(5,815)
Changes in unrecognized pension and postretirement benefit costs, net of $1,731 tax benefit	-	-	-	-	(67,630)	(67,630)
Amounts reclassified to net income:
Losses on hedging activities, net of $-0- tax	-	-	-	-	766	766
Net pension and other postretirement benefit costs, net of $128 tax expense	-	-	-	-	2,622	2,622
Total comprehensive loss	-	-	-	531	(80,719)	(80,188)
Net proceeds from initial public offering and conversion of preferred stock	(1)	22	192,999	-	-	193,020
Stock repurchase	-	(1)	(5,730)	-	-	(5,731)
Stock-based compensation	-	-	11,330	-	-	11,330
Preferred dividends declared	-	-	-	(3,492)	-	(3,492)
Balance at December 31, 2008	-	43	400,259	(100,070)	(118,857)	181,375
Comprehensive income:
Net income	-	-	-	23,797	-	23,797
Foreign currency translation, net of $7 tax benefit	-	-	-	-	5,401	5,401
Unrealized gains on hedging activities, net of $-0- tax	-	-	-	-	(866)	(866)
Changes in unrecognized pension and postretirement benefit costs, net of $572 tax benefit	-	-	-	-	(910)	(910)
Amounts reclassified to net income:
Losses on hedging activities, net of $-0- tax	-	-	-	-	2,881	2,881
Net pension and other postretirement benefit costs, net of $1,438 tax expense	-	-	-	-	2,554	2,554
Total comprehensive income	-	-	-	23,797	9,060	32,857
Stock-based compensation	-	-	2,593	-	-	2,593
Balance at December 31, 2009	$-	$43	$402,852	$(76,273)	$(109,797)	$216,825

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2009	2008	2007
	Restated	Restated	Restated
Cash flows from operating activities:
Net income	$23,797	$531	$65,646
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and fixed asset impairment charges	15,074	14,788	15,239
Noncash stock-based compensation	2,593	11,330	-
Write off of deferred loan costs	-	4,614	-
Amortization of deferred loan costs	677	934	1,644
Loss (gain) on sale of fixed assets	(64)	60	(35)
Deferred income taxes	2,689	(13,330)	22,496
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	16,280	(20,612)	(3,149)
Inventories	10,763	(15,556)	(2,279)
Accounts payable and accrued liabilities, excluding asbestos related accrued expenses	(20,899)	7,044	8,748
Other current assets	2,605	(3,285)	(2,304)
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	(10,166)	(9,457)	(27,807)
Changes in other operating assets and liabilities	(5,063)	(10,042)	(3,716)

Net cash provided by (used in) operating activities	38,286	(32,981)	74,483

Cash flows from investing activities:
Purchases of fixed assets	(11,006)	(18,645)	(13,671)
Acquisitions, net of cash received	(1,260)	(439)	(32,987)
Proceeds from sale of fixed assets	219	23	133
Net cash used in investing activities	(12,047)	(19,061)	(46,525)

Cash flows from financing activities:
Borrowings under term credit facility	-	100,000	55,000
Payments under term credit facility	(5,000)	(210,278)	(11,791)
Proceeds from borrowings on revolving credit facilities	-	28,185	58,000
Repayments of borrowings on revolving credit facilities	-	(28,158)	(86,500)
Payments on capital leases	(417)	(309)	(449)
Payments for loan costs	-	(3,347)	(1,368)
Payment of deferred stock issuance costs	-	-	(1,155)
Proceeds from the issuance of common stock, net of offering costs	-	193,020	-
Repurchases of common stock	-	(5,731)	-
Dividends paid to preferred shareholders	-	(38,546)	-
Net cash (used in) provided by financing activities	(5,417)	34,836	11,737

Effect of exchange rates on cash	379	(2,125)	790

Increase (decrease) in cash and cash equivalents	21,201	(19,331)	40,485
Cash and cash equivalents, beginning of year	28,762	48,093	7,608
Cash and cash equivalents, end of year	$49,963	$28,762	$48,093

Cash interest paid	$6,615	$9,970	$16,978
Cash income taxes paid	$16,596	$18,534	$12,931

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

2. Restatement

On October 19, 2010, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management, that the Company should restate these financial statements to correct an overstatement of its pension liability. The Company has restated all periods in the accompanying consolidated financial statements.

While preparing the 2010 census data for our defined benefit pension plan actuarial valuations, the Company determined that previous actuarial valuations for the plans of a U.S. subsidiary contained errors in participant data. The errors largely originated in census data compiled by the subsidiary’s former actuaries prior to our acquisition of the subsidiary in 1997.  Because these errors affected the valuation of pension liabilities at the date of the acquisition, goodwill was also overstated.

This amendment also contains two immaterial balance sheet reclassification corrections at December 31, 2009 to reclassify a portion of the asbestos insurance asset from long term to current and to reflect certain property previously recorded in other assets as property, plant and equipment.

The following tables set forth the effects of the restatement on affected line items within the Company’s previously reported financial statements. The income tax effects of the restatement include the effects of reductions to the valuation allowance for deferred tax assets as a result of the reduction in grross deferred tax assets (See Note 6, Income Taxes):

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2009
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	$113,674	$(1,171)	$112,503
Operating income	38,459	1,171	39,630
Income before income taxes	31,247	1,171	32,418
Provision for income taxes	9,525	(904)	8,621
Net income	21,722	2,075	23,797
Net income available to common shareholders	21,722	2,075	23,797
Net income per share—basic and diluted	$0.50	$0.05	$0.55

	Year Ended
	December 31, 2008
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	$125,234	$(1,129)	$124,105
Operating income	16,689	1,129	17,818
Income before income taxes	4,867	1,129	5,996
Provision for income taxes	5,438	27	5,465
Net (loss) income	(571)	1,102	531
Net (loss) income available to common shareholders	(4,063)	1,102	(2,961)
Net (loss) income per share—basic and diluted	$(0.11)	$0.03	$(0.08)

	Year Ended
	December 31, 2007
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	$98,500	$(1,074)	$97,426
Operating income	123,275	1,074	124,349
Income before income taxes	104,029	1,074	105,103
Provision for income taxes	39,147	310	39,457
Net income	64,882	764	65,646
Net income available to common shareholders	39,066	764	39,830
Net income per share—basic and diluted	$1.79	$0.03	$1.82

CONSOLIDATED BALANCE SHEETS

	December 31, 2009			December 31, 2008
	As			As
	Previously	Adjustment and	As	Previously		As
	Reported	Reclassifications	Restated	Reported	Adjustment	Restated
Deferred income taxes, net	$6,823	$291	$7,114	$6,327	$162	$6,489
Asbestos insurance asset	30,606	896	31,502	26,473	-	26,473
Total current assets	289,561	1,187	290,748	294,857	162	295,019
Deferred income taxes, net	52,023	(185)	51,838	53,428	(56)	53,372
Property, plant and equipment, net	90,434	1,656	92,090	92,090	-	92,090
Goodwill	167,254	(3,836)	163,418	165,530	(3,836)	161,694
Long-term asbestos insurance asset	358,843	(896)	357,947	277,542	-	277,542
Deferred loan costs, pension and other assets	16,188	(1,656)	14,532	16,113	(1,796)	14,317
Total assets	1,003,131	(3,730)	999,401	913,076	(5,526)	907,550

Pension and accrued post-retirement benefits	126,953	(21,723)	105,230	130,188	(19,970)	110,218
Total liabilities	804,299	(21,723)	782,576	746,145	(19,970)	726,175
Retained deficit	(91,579)	15,306	(76,273)	(113,301)	13,231	(100,070)
Accumulated other comprehensive loss	(112,484)	2,687	(109,797)	(120,070)	1,213	(118,857)
Total shareholders’ equity	198,832	17,993	216,825	166,931	14,444	181,375
Total liabilities and shareholders' equity	$1,003,131	$(3,730)	$999,401	$913,076	$(5,526)	$907,550

The cumulative adjustment to retained deficit as of January 1, 2008 was a decrease of $12.1 million.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2009
	As
	Previously		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$21,722	$2,075	$23,797
Deferred income taxes	3,593	(904)	2,689
Accounts payable and accrued liabilities, excluding asbestos	(20,899)	-	(20,899)
Changes in other operating assets and liabilities	(3,892)	(1,171)	(5,063)
Net cash provided by (used in) operating activities	38,386	-	38,386

	Year Ended
	December 31, 2008
	As
	Previously		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$(571)	$1,102	$531
Deferred income taxes	(13,357)	27	(13,330)
Accounts payable and accrued liabilities, excluding asbestos	7,020	24	7,044
Changes in other operating assets and liabilities	(8,889)	(1,153)	(10,042)
Net cash provided by (used in) operating activities	(32,981)	-	(32,981)

	Year Ended
	December 31, 2007
	As
	Previously		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$64,882	$764	$65,646
Deferred income taxes	22,186	310	22,496
Accounts payable and accrued liabilities, excluding asbestos	8,772	(24)	8,748
Changes in other operating assets and liabilities	(2,666)	(1,050)	(3,716)
Net cash provided by (used in) operating activities	74,483	-	74,483

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	As
	Previously		As
	Reported	Adjustment	Restated

Year ended December 31, 2007	$14,829	$(495)	$14,334

Year ended December 31, 2008	$(80,676)	$(43)	$(80,719)

Year ended December 31, 2009	$7,586	$1,474	$9,060

3. Summary of Significant Accounting Policies

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

4. Recent Accounting Pronouncements

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

Pro Forma
Year ended
December 31,
2007 Restated

Net sales	$510,021
Net income	65,521

Earnings per common share - basic and diluted	$1.81

6. Income Taxes

Income before income taxes and the components of the provision for income taxes were as follows:

	Year ended December 31,
	2009 Restated	2008 Restated	2007 Restated

Income (loss) before income tax expense:
Domestic	$698	$(54,303)	$60,993
Foreign	31,720	60,299	44,110

	$32,418	$5,996	$105,103
Provision for income taxes:
Current income tax expense (benefit):
Federal	$(1,323)	$(1,145)	$444
State	344	239	199
Foreign	6,911	19,701	16,318

	5,932	18,795	16,961
Deferred income tax expense (benefit):
Domestic	2,241	(12,607)	24,567
Foreign	448	(723)	(2,071)

	2,689	(13,330)	22,496
	$8,621	$5,465	$39,457

U.S. income taxes at the statutory rate reconciled to the overall U.S. and foreign provision for income taxes were as follows:

	Year ended December 31,
	2009 Restated	2008 Restated	2007 Restated

Tax at U.S. federal income tax rate	$11,346	$2,099	$36,786
State taxes	34	(1,500)	2,131
Effect of international tax rates	(2,260)	(3,342)	(2,230)
Payment of non-deductible underwriting fee	-	4,483	-
Changes in valuation and tax reserves	(710)	2,903	755
Inclusion of foreign earnings	-	-	1,565
Other	211	822	450

Provision for income taxes	$8,621	$5,465	$39,457

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2009		2008
	Restated		Restated
	Current	Long-Term	Current	Long-Term

Deferred tax assets:
Post-retirement benefit obligations	$1,003	$23,262	$602	$25,632
Expenses not currently deductible	9,552	30,200	7,536	30,017
Net operating loss carryover	-	42,268	-	42,770
Tax credit carryover	-	5,560	-	7,518
Other	-	837	-	1,094

Total deferred tax assets	10,555	102,127	8,138	107,031
Valuation allowance for deferred tax assets	(2,649)	(42,404)	(1,649)	(43,556)

Net deferred tax assets	7,906	59,723	6,489	63,475

Net tax liabilities:
Tax over book depreciation	-	10,578	-	10,809
Other	1,074	7,680	-	6,979

Total deferred tax liabilities	1,074	18,258	-	17,788

Net deferred tax assets	$6,832	$41,465	$6,489	$45,687

For purposes of the balance sheet presentation, the Company nets current and non-current tax assets and liabilities within each taxing jurisdiction. The above table is presented prior to the netting of the current and non-current deferred tax items. The Company evaluates the recoverability of its net deferred tax assets on a jurisdictional basis by considering whether net deferred tax assets will be realized on a more likely than not basis.  To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ending December 31, 2009, the valuation allowance decreased from $45.2 million to $45.1 million with the decrease recognized in income tax expense.  The $0.1 million net decrease in 2009 was primarily attributable to a corresponding reduction in deferred tax assets due to the pension restatement, offset in part by an increase attributable to certain separate company losses the company believes may not be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

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

7. Restructuring and Other Related Charges

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

 A summary of restructuring activity for the year ended December 31, 2009 is shown below.

		Year Ended December 31, 2009
	Restructuring			Foreign	Restructuring
	Liability at			Currency	Liability at
	Dec. 31, 2008	Provisions	Payments	Translation	Dec. 31, 2009
Restructuring Charges:
Termination benefits (1)	$-	$15,218	$(5,545)	$(200)	$9,473
Furlough charges (2)	-	1,187	(1,273)	86	-
Facility closure charges (3)	-	1,122	(1,122)	-	-
Total Restructuring Charges	$-	17,527	$(7,940)	$(114)	$9,473

Other Related Charges:
Asset impairment charges (4)		648

Total Restructuring and Other Related Charges		$18,175

(1)	Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.
(4)	Includes asset impairment charges associated with the real estate and equipment at the Aberdeen, NC and Sanford, NC locations.

8. Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share:

	Year ended December 31,
	2009 Restated	2008 Restated	2007 Restated
Numerator:
Net income	$23,797	$531	$65,646
Dividends on preferred stock	-	(3,492)	(25,816)
Net income (loss) available to common shareholders	$23,797	$(2,961)	$39,830

Denominator:
Weighted-average shares of common stock outstanding - basic	43,222,616	36,240,157	21,885,929
Net income (loss) per share - basic	$0.55	$(0.08)	$1.82

Weighted-average shares of common stock outstanding - basic	43,222,616	36,240,157	21,885,929
Net effect of potentally dilutive securities (1)	103,088	-	-
Weighted-average shares of common stock outstanding - diluted	43,325,704	36,240,157	21,885,929
Net income (loss) per share - diluted	$0.55	$(0.08)	$1.82

(1)    Potentially dilutive securities consist of options and restricted stock units.

In the years ended December 31, 2009 and 2008, respectively, approximately 0.6 million and 0.5 million potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

9. Inventories

Inventories consisted of the following:

	December 31,
	2009	2008

Raw materials	$28,445	$34,074
Work in process	32,888	33,691
Finished goods	21,013	21,600

	82,346	89,365
Less-Customer progress billings	(3,171)	(2,115)
Less-Allowance for excess, slow-moving and obsolete inventory	(8,025)	(6,923)

	$71,150	$80,327

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Depreciable	December 31,
	Lives in Years	2009	2008

Land	-	$16,618	$16,593
Buildings and improvements	3 - 40	36,651	34,784
Machinery and equipment	3 - 15	119,727	114,857
Software	3 - 5	17,324	14,487

		190,320	180,721
Less-Accumulated depreciation		(98,230)	(88,631)

		$92,090	$92,090

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

11. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 are as follows:

Goodwill Restated

Balance December 31, 2007	$165,123

Contingent purchase price payment for Fairmount acquisition	439
Adjustments due to finalization of purchase price allocations	165
Impact of changes in foreign exchange rates	(4,033)

Balance December 31, 2008	161,694

Contingent purchase price payment for Fairmount acquisition	418
Attributable to 2009 acquisition of PD-Technik	6
Impact of changes in foreign exchange rates	1,300

Balance December 31, 2009	$163,418

Other intangible assets consisted of the following:

	December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Acquired customer relationships	$15,512	$(8,989)	$14,450	$(7,022)
Trade names - indefinite life	2,062	-	2,040	-
Acquired developed technology	5,811	(2,444)	5,808	(1,760)
Other intangibles	146	(146)	464	(464)

	$23,531	$(11,579)	$22,762	$(9,246)

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

12. Retirement and Benefit Plans

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

The following table summarizes the changes in our pension and other post-retirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status:

			Other
	Pension Benefits		Post-retirement Benefits
Year ended December 31,	2009 Restated	2008 Restated	2009	2008

Change in benefit obligation:
Projected benefit obligation at beginning of year	$295,165	$303,654	$10,370	$7,304
Service cost	1,381	1,160	-	-
Interest cost	17,577	17,429	525	501
Plan amendments	-	-	-	2,359
Actuarial loss	10,662	3,740	772	901
Acquisitions	72	-	-	-
Settlement/curtailment	-	-	-	-
Foreign exchange effect	2,958	(7,844)	-	-
Benefits paid	(21,244)	(22,974)	(808)	(695)

Projected benefit obligation at end of year	$306,571	$295,165	$10,859	$10,370

Accumulated benefit obligation at end of year	$303,598	$290,007	$-	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$192,859	$257,036	$-	$-
Actual return on plan assets	29,193	(42,694)	-	-
Employer contribution	7,517	5,695	808	695
Acquisitions	60	-	-	-
Foreign exchange effect	1,536	(4,204)	-	-
Benefits paid	(21,244)	(22,974)	(808)	(695)

Fair value of plan assets at end of year	$209,921	$192,859	$-	$-

Funded status at end of year	$(96,650)	$(102,306)	$(10,859)	$(10,370)

Amounts recognized in the balance sheet at December 31:
Non-current assets	$244	$132	$-	$-
Current liabilities	(1,114)	(1,153)	(1,409)	(1,437)
Non-current liabilities	(95,780)	(101,285)	(9,450)	(8,933)

Total	$(96,650)	$(102,306)	$(10,859)	$(10,370)

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $301.2 million and $207.2 million, respectively, as of December 31, 2009 and $288.1 million and $190.7 million, respectively, as of December 31, 2008.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $304.1 million and $207.2 million, respectively, as of December 31, 2009 and $293.1 million and $190.7 million, respectively, as of December 31, 2008.

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

Expected contributions to the pension plans for 2010 are $5.5 million. The following benefit payments are expected to be paid during the years ending December 31:

			Other
	Pension Benefits		Post-retirement
	All Plans	Foreign Plans	Benefits
	Restated

2010	$22,203	$4,664	$1,409
2011	23,308	4,760	843
2012	22,290	4,793	850
2013	22,219	4,858	840
2014	22,281	4,969	817
Years 2015-2019	109,186	24,652	3,689

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
The table below presents a summary of the changes in the fair value of the Level 3 assets held during the year ended December 31, 2009.

Balance at January 1, 2009	$25,983
Unrealized gains	786

Balance at December 31, 2009	$26,769

The components of net periodic cost and other comprehensive (income) loss were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2009 Restated	2008 Restated	2007 Restated	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$1,381	$1,160	$1,170	$-	$-	$-
Interest cost	17,577	17,429	16,954	525	501	445
Amortization	3,639	2,523	3,606	353	227	133
Expected return on plan assets	(19,570)	(20,509)	(19,667)	-	-	-

Net periodic benefit cost	$3,027	$603	$2,063	$878	$728	$578

Change in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Current year net actuarial loss (gain)	710	66,101	(8,225)	772	901	167
Prior service cost	-	-	-	-	2,359	-
Less amounts included in net periodic cost:				-
Amortization of net loss	(3,639)	(2,523)	(3,606)	(104)	(165)	(133)
Amortization of prior service cost	-	-	-	(249)	(62)	-

Total recognized in other comprehensive (income) loss	$(2,929)	$63,578	$(11,831)	$419	$3,033	$34

The components of net periodic cost and other comprehensive (income) loss for our foreign pension plans, included within the previous disclosure, were as follows:

	Foreign Pension Benefits
	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$1,381	$1,160	$1,170
Interest cost	4,668	4,364	3,738
Recognized net actuarial loss	808	348	718
Expected return on plan assets	(1,204)	(1,456)	(1,538)

Net periodic benefit cost	$5,653	$4,416	$4,088

Change in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year net actuarial (gain) loss	(6,464)	6,339	(4,202)
Less amounts included in net periodic cost:
Amortization of net loss	(808)	(348)	(718)

Total recognized in other comprehensive loss (income)	$(7,272)	$5,991	$(4,920)

The components of accumulated other comprehensive income that have not been recognized as components of net periodic cost are as follows:

			Other
	Pension Benefits		Post-retirement Benefits
At December 31,	2009 Restated	2008 Restated	2009	2008

Net actuarial loss	$141,614	$144,543	$3,337	$2,669
Prior service cost	-	-	2,048	2,297

Total	$141,614	$144,543	$5,385	$4,966

The components of accumulated other comprehensive income that are expected to be recognized in net periodic cost during the year ended December 31, 2010 are as follows:

	Pension	Other
	Benefits	Post-retirement
	Restated	Benefits

Net actuarial loss	$4,565	$248
Prior service cost	-	233

Total	$4,565	$481

The key economic assumptions used in the measurement of the Company’s benefit obligations at December 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008

Weighted-average discount rate:
For all plans	5.7%	6.1%	5.6%	6.0%
For all foreign plans	5.6%	5.8%	-	-

Weighted-average rate of increase in compensation levels for active foreign plans	2.0%	2.1%	-	-

The key economic assumptions used in the computation of net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average discount rate:
For all plans	6.1%	6.0%	5.9%	6.0%	6.3%	6.0%
For all foreign plans	5.8%	4.7%	5.4%	-	-	-

Weighted-average expected return on plan assets:
For all plans	8.3%	8.3%	8.4%	-	-	-
For all foreign plans	5.0%	5.1%	5.5%	-	-	-

Weighted-average rate of increase in compensation levels for active foreign plans	2.1%	2.2%	2.6%	-	-	-

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

13. Debt

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

14. Shareholders’ Equity

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2009 Restated	2008 Restated

Foreign currency translation adjustment	$14,188	$8,787
Unrealized losses on hedging activities	(3,035)	(5,050)
Net unrecognized pension and other post-retirement benefit costs	(120,950)	(122,594)

Total accumulated other comprehensive loss	$(109,797)	$(118,857)

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

Stock option activity for the years ended December 31, 2009 and 2008 is as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2008	-	$-
Granted	531,999	17.94
Exercised	-	-
Forfeited	(17,008)	18.00
Outstanding at December 31, 2008	514,991	$17.93

Granted	844,165	7.44
Exercised	-	-
Forfeited	(91,523)	11.70
Outstanding at December 31, 2009	1,267,633	$11.40	5.88	$3,655
Vested and expected to vest at December 31, 2009	1,150,635	$11.16	5.90	$3,439
Exercisable at December 31, 2009	159,883	$17.93	5.36	$8

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

15. Financial Instruments

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

16. Concentration of Credit Risk

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

17. Related Party Transactions

During 2008 and 2007, the Company paid a management fee of $0.5 million, and $1.0 million, respectively, to Colfax Towers, a party related by common ownership, recorded in selling, general and administrative expenses. This arrangement was discontinued following the Company’s IPO in May 2008.

18. Operations by Geographical Area

The Company’s operations have been aggregated into a single reportable operating segment for the design, production and distribution of fluid handling products. The operations of the Company on a geographic basis are as follows:

	Year ended December 31,
	2009	2008	2007
Net sales by origin:
United States	$177,373	$189,924	$173,713
Foreign locations:
Germany	180,917	239,723	190,693
Other	166,734	175,207	141,899
Total foreign locations	347,651	414,930	332,592

Total net sales	$525,024	$604,854	$506,305

Net sales by product:
Pumps, including aftermarket parts and service	$443,073	$529,300	$441,692
Systems, including installation service	69,339	58,231	48,355
Valves	10,081	10,094	9,537
Other	2,531	7,229	6,721

Total net sales	$525,024	$604,854	$506,305

	December 31,
	2009	2008
Long-lived assets:
United States	$24,785	$26,257
Foreign locations:
Germany	48,232	48,598
Other	19,073	17,235
Total foreign locations	67,305	65,833

Total long-lived assets	$92,090	$92,090

19. Commitments and Contingencies

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

Of the 25,295 pending claims, approximately 4,400 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,100 of such claims have been brought in the Supreme Court of New York County, New York; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,000 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

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

20. Quarterly Results for 2009 and 2008 (Unaudited)

The summarized interim financial data presented below for 2009 and 2008 gives effect to the restatement of the Company’s consolidated financial statements as discussed in Note 2.

	First Quarter			Second Quarter
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
2009
Net sales	$136,323		$136,323	$129,185		$129,185
Cost of sales	88,308		88,308	84,630		84,630
Gross profit	48,015		48,015	44,555		44,555
Selling, general and administrative expenses	30,187	(322)	29,865	28,586	(193)	28,393
Restructuring and other related charges	-		-	486	-	486
Research and development expenses	1,407		1,407	1,680		1,680
Asbestos liability and defense costs	1,645		1,645	1,482		1,482
Asbestos coverage litigation expenses	2,966		2,966	4,027		4,027
Operating income	11,810	322	12,132	8,294	193	8,487
Interest expense	1,846		1,846	1,786		1,786
Income before income taxes	9,964	322	10,286	6,508	193	6,701
Provision for income taxes	3,103	118	3,221	2,142	83	2,225
Net income available to common shareholders	$6,861	$204	$7,065	$4,366	$110	$4,476

Net income per share—basic and diluted	$0.16	$-	$0.16	$0.10	$-	$0.10

	Third Quarter			Fourth Quarter
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
2009
Net sales	$128,545		$128,545	$130,971		$130,971
Cost of sales	82,339		82,339	83,960		83,960
Gross profit	46,206		46,206	47,011		47,011
Selling, general and administrative expenses	28,136	(258)	27,878	27,426	(398)	27,028
Restructuring and other related charges	9,608		9,608	7,420		7,420
Research and development expenses	1,523		1,523	1,320		1,320
Asbestos liability and defense income	(4,303)		(4,303)	(1,017)		(1,017)
Asbestos coverage litigation expenses	1,845		1,845	2,904		2,904
Operating income	9,397	258	9,655	8,958	398	9,356
Interest expense	1,834		1,834	1,746		1,746
Income before income taxes	7,563	258	7,821	7,212	398	7,610
Provision for income taxes	2,188	103	2,291	2,092	(1,208)	884
Net income available to common shareholders	$5,375	$155	$5,530	$5,120	$1,606	$6,726

Net income per share—basic	$0.12	$0.01	$0.13	$0.12	$0.04	$0.16
Net income per share—diluted	$0.12	$0.01	$0.13	$0.12	$0.04	$0.15

	First Quarter			Second Quarter
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
2008
Net sales	$130,651		$130,651	$161,431		$161,431
Cost of sales	82,473		82,473	104,654		104,654
Gross profit	48,178		48,178	56,777		56,777
Selling, general and administrative expenses	28,507	(330)	28,177	35,776	(331)	35,445
Initial public offering related costs	-		-	57,017		57,017
Research and development expenses	1,381		1,381	1,571		1,571
Asbestos liability and defense costs (income)	278		278	(715)		(715)
Asbestos coverage litigation expenses	3,139		3,139	3,970		3,970
Operating income	14,873	330	15,203	(40,842)	331	(40,511)
Interest expense	4,497		4,497	3,236		3,236
Income before income taxes	10,376	330	10,706	(44,078)	331	(43,747)
Provision for income taxes	3,578	102	3,680	(12,679)	88	(12,591)
Net income (loss)	6,798	228	7,026	(31,399)	243	(31,156)
Dividends on preferred stock	-		-	(3,492)		(3,492)
Net income (loss) available to common shareholders	$6,798	$228	$7,026	$(34,891)	$243	$(34,648)

Net income (loss) per share—basic and diluted	$0.31	$0.01	$0.32	$(1.01)	$0.01	$(1.00)

	Third Quarter			Fourth Quarter
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
2008
Net sales	$153,461		$153,461	$159,311		$159,311
Cost of sales	98,983		98,983	101,557		101,557
Gross profit	54,478		54,478	57,754		57,754
Selling, general and administrative expenses	33,233	(330)	32,903	27,718	(138)	27,580
Research and development expenses	1,478		1,478	1,426		1,426
Asbestos liability and defense (income) costs	(6,312)		(6,312)	1,978		1,978
Asbestos coverage litigation expenses	5,148		5,148	4,905		4,905
Operating income	20,931	330	21,261	21,727	138	21,865
Interest expense	1,951		1,951	2,138		2,138
Income before income taxes	18,980	330	19,310	19,589	138	19,727
Provision for income taxes	5,329	173	5,502	9,210	(336)	8,874
Net income available to common shareholders	$13,651	$157	$13,808	$10,379	$474	$10,853

Net income per share—basic	$0.31	$-	$0.31	$0.24	$0.01	$0.25

(1)	Second quarter 2008 results include $57.0 million of non-recurring costs associated with our IPO.

21. Subsequent Event

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

Disclosure Controls and Procedures

In connection with this restatement on Form 10-K/A, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has re-evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Management, in consultation with the Audit Committee, has concluded that the restatement errors, described in Note 2 to the Consolidated Financial Statements, constituted a material weakness in the Company’s internal control over financial reporting as of the date of the Original Form 10-K.  As a result of the material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

The financial statements for the period covered by this amended report were prepared with particular attention to the material weakness. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company has implemented certain additional controls that it believes will remediate the issues that arose with respect to the material weakness.

Changes in Internal Control Over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Subsequent to the period covered by this report, management has implemented measures to remediate the material weakness in internal control over financial reporting described above. Specifically, we have implemented procedures to enhance the maintenance and review of participant data for benefit plans.  As part of the Company’s fiscal 2010 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the implemented controls to ascertain whether they are designed and operating effectively.  Management believes the implemented controls will remediate the material weakness related to the maintenance and review of participant data for benefit plans discussed in Note 2 to the Consolidated Financial Statements.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of the material weakness discussed above, management has concluded that our internal control over financial reporting were not effective as of December 31, 2009.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in their report which is included in Part II, Item 8 of this Form 10-K/A under the caption “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Executive Officers is set forth in Part I of this Form 10-K/A under the caption “Executive Officers of the Registrant.”  Additional information regarding our directors, audit committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2010 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2010 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K/A.

(2)
Schedules. An index of Exhibits and Schedules is on page 88 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(b)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2010.

COLFAX CORPORATION

By:	/s/ CLAY H. KIEFABER
Clay H. Kiefaber
President and Chief Executive Officer

COLFAX CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K/A
Schedules:

Valuation and Qualifying Accounts	91

EXHIBIT INDEX
Exhibit Number		Description	Location*

3.1		Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

3.2		Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

4.1		Specimen Common Stock Certificate

10.1		Colfax Corporation 2008 Omnibus Incentive Plan**

10.1	a	Form of Non-Qualified Stock Option Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1	b	Form of Performance Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1	c	Form of Outside Director Restricted Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1	d	Form of Outside Director Deferred Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1	e	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock made pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1	f	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.2		Service Contract for Board Member, dated November 14, 2006, between the Company and Dr. Michael Matros**

10.3		Form of Indemnification Agreement entered into between the Company and each of its directors and officers**

10.4		Colfax Corporation Amended and Restated Excess Benefit Plan**

10.5		Retirement Plan for salaried U.S. Employees of Imo Industries, Inc. and Affiliates**

10.6		Colfax Corporation Excess Benefit Plan**

10.7		Allweiler AG Company Pension Plan**

10.8		Colfax Corporation Director Deferred Compensation Plan**

10.9		Employment Agreement between Colfax Corporation and Clay Kiefaber	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 11, 2010

10.10	Employment Agreement between Colfax Corporation and John A. Young**

10.11	Employment Agreement between Colfax Corporation and Thomas M. O’Brien**

10.12	Employment Agreement between Colfax Corporation and Michael K. Dwyer**

10.13	Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.14	Employment Agreement between Colfax Corporation and Mario E. DiDomenico**	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.15	Employment Agreement between Colfax Corporation and G. Scott Faison**

10.16	Amendment to the Employment Agreement between Colfax Corporation and John A. Young**	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.17	Amendment to the Employment Agreement between Colfax Corporation and Thomas B. O’Brien**	Incorporated by reference to Exhibit 10.14 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.18	Amendment to the Employment Agreement between Colfax Corporation and Michael K. Dwyer**	Incorporated by reference to Exhibit 10.15 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.19	Amendment to the Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.20	Amendment to the Employment Agreement between Colfax Corporation and Mario E. DiDomenico**	Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.21	Amendment to the Employment Agreement between Colfax Corporation and G. Scott Faison**	Incorporated by reference to Exhibit 10.16 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.22	Separation Agreement between Colfax Corporation and John A. Young**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s 8-K (File No. 001-34045) as filed with the Commission on January 11, 2010

10.23	Tax Equalization Program Amendment Letter between Colfax Corporation and Michael K. Dwyer**	Incorporated by reference to Exhibit 10.17 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.24	Colfax Corporation Annual Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on August 4, 2009

10.25	Credit Agreement, dated May 13, 2008, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein and the lenders identified therein	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the Commission on February 25, 2010

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).
**	Indicates management contract or compensatory plan, contract or arrangement.

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses (a)	Charged to Other Accounts		Write-offs, Write-downs & Deductions	Foreign Currency Translation	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$2,486	405	-		(178)	124	$2,837
Allowance for excess, slow-moving and obsolete inventory	$6,923	1,368	-		(413)	147	$8,025

Valuation allowance for deferred tax assets (as restated)	$45,206	(82)	-		-	(71)	$45,053

Year Ended December 31, 2008
Allowance for doubtful accounts	$1,812	828	-		(33)	(121)	$2,486
Allowance for excess, slow-moving and obsolete inventory	$7,589	(334)	-		(74)	(258)	$6,923
Valuation allowance for deferred tax assets (as restated)	$17,776	2,999	24,431	(b)	-	-	$45,206

Year Ended December 31, 2007
Allowance for doubtful accounts	$1,650	964	(10	) (c)	(909)	117	$1,812
Allowance for excess, slow-moving and obsolete inventory	$6,412	1,735	144	(c)	(1,309)	607	$7,589

Valuation allowance for deferred tax assets (as restated)	$17,884	(108)	-		-	-	$17,776

(a)	Net of recoveries.
(b)	Amounts charged to other comprehensive income.
(c)	Amounts related to businesses acquired and related adjustments.