Form 10-Q/A
period 2010-04-02
Colfax CORP
filed 2010-12-13
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Overview

Colfax Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended April 2, 2010, originally filed on April 30, 2010 (the “Original Form 10-Q”), to restate our financial statements and corresponding financial information for the quarter ended April 2, 2010 for the effect of an overstatement of our pension liability.

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

As a result of the errors, the pension liability was overstated by $22.1 million as of April 2, 2010 and $21.7 million as of December 31, 2009.  Additionally, goodwill was overstated by $3.8 million as of April 2, 2010 and December 31, 2009 and shareholder’s equity was understated by $18.3 million as of April 2, 2010 and $18.0 million as of December 31, 2009.  Net income was understated by $0.3 million for the three months ended April 2, 2010 and $0.2 million for the three months ended April 3, 2009.  There is no cash flow impact from these errors. The impact on other comprehensive income was insignificant.

The Company has filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2009 and is filing an amended Quarterly Report on Form 10-Q/A for the quarter ended July 2, 2010, to correct the errors described above.  Please refer to these amended reports for further discussion of the restatement of these respective periods.

All of the information in this Form 10-Q/A is as of April 30, 2010, the date the Company filed the Original Form 10-Q with the Securities and Exchange Commission.  This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the Consolidated Financial Statements appearing in this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.  Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q in its entirety.  No attempt has been made in this Form 10-Q/A to modify or update the disclosures in the Original Form 10-Q except as required to reflect the effects of the restatement discussed in Note 2 to the Consolidated Financial Statements. However, changes have been made to the following items solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

•     Part I, Item 1 - Financial Statements

•     Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•     Part I, Item 4 - Controls and Procedures

•     Part II — Item 6. Exhibits.

In the Form 10-Q as previously filed, the Company reported under Item 4 “Controls and Procedures,” that its disclosure controls and procedures were effective.  Management, in consultation with the Audit Committee, has concluded that the errors set forth herein constituted a material weakness in the Company’s internal controls over financial reporting as of the date of the Original Form 10-Q.  The revised assessment is included under Part II, Item 4 in this document.

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

i

COLFAX CORPORATION
FORM 10-Q
INDEX

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2010	2009
	Restated

Net sales	$119,971	$136,323
Cost of sales	78,215	88,308

Gross profit	41,756	48,015
Selling, general and administrative expenses	29,489	29,204
Research and development expenses	1,628	1,407
Restructuring and other related charges	4,039	661
Asbestos liability and defense costs	1,435	1,645
Asbestos coverage litigation expenses	3,881	2,966

Operating income	1,284	12,132
Interest expense	1,813	1,846

(Loss) income before income taxes	(529)	10,286
(Benefit) provision for income taxes	(155)	3,221

Net (loss) income	$(374)	$7,065

Net (loss) income per share—basic and diluted	$(0.01)	$0.16

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

	April 2,	December 31,
	2010	2009
	Restated
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,215	$49,963
Trade receivables, less allowance for doubtful accounts of $2,732 and $2,837	80,038	88,493
Inventories, net	65,381	71,150
Deferred income taxes, net	6,804	7,114
Asbestos insurance asset	32,207	31,502
Asbestos insurance receivable	24,208	28,991
Prepaid expenses	13,613	11,109
Other current assets	2,479	2,426
Total current assets	284,945	290,748
Deferred income taxes, net	53,960	51,838
Property, plant and equipment, net	88,097	92,090
Goodwill	159,870	163,418
Intangible assets, net	11,289	11,952
Long-term asbestos insurance asset	356,208	357,947
Long-term asbestos insurance receivable	16,610	16,876
Deferred loan costs, pension and other assets	14,487	14,532
Total assets	$985,466	$999,401
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and notes payable	$10,151	$8,969
Accounts payable	36,771	36,579
Accrued asbestos liability	35,618	34,866
Accrued payroll	20,125	17,756
Accrued taxes	2,552	2,154
Accrued termination benefits	4,792	9,473
Other accrued liabilities	36,931	34,402
Total current liabilities	146,940	144,199
Long-term debt, less current portion	80,000	82,516
Long-term asbestos liability	407,211	408,903
Pension and accrued post-retirement benefits	98,952	105,230
Deferred income tax liability	9,717	10,375
Other liabilities	31,151	31,353
Total liabilities	773,971	782,576
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 43,247,057 and 43,229,104	43	43
Additional paid-in capital	403,816	402,852
Retained deficit	(76,647)	(76,273)
Accumulated other comprehensive loss	(115,717)	(109,797)
Total shareholders’ equity	211,495	216,825
Total liabilities and shareholders' equity	$985,466	$999,401

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2010	2009
	Restated	Restated
Cash flows from operating activities:
Net (loss) income	$(374)	$7,065
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	3,735	3,543
Noncash stock-based compensation	1,067	559
Amortization of deferred loan costs	169	168
Deferred income taxes	(2,504)	(1,592)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	5,946	10,293
Inventories	3,686	(3,416)
Accounts payable and accrued liabilities, excluding asbestos related accrued expenses	(2,400)	(13,274)
Other current assets	(2,396)	1,885
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	10,994	3,464
Changes in other operating assets and liabilities	(1,834)	1,973

Net cash provided by operating activities	16,089	10,668

Cash flows from investing activities:
Purchases of fixed assets	(2,509)	(3,137)
Proceeds from sale of fixed assets	23	51
Net cash used in investing activities	(2,486)	(3,086)

Cash flows from financing activities:
Payments under term credit facility	(1,250)	(1,250)
Payments on capital leases	(56)	(264)
Proceeds from issuance of common stock	26	-
Net cash used in financing activities	(1,280)	(1,514)

Effect of exchange rates on cash	(2,071)	(459)

Increase in cash and cash equivalents	10,252	5,609
Cash and cash equivalents, beginning of period	49,963	28,762
Cash and cash equivalents, end of period	$60,215	$34,371

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

2. Restatement

On October 19, 2010, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management, that the Company should restate these financial statements to correct an overstatement of its pension liability. The Company has restated all periods of the accompanying unaudited condensed consolidated financial statements.

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

The following tables set forth the effects of the restatement on affected line items within the Company’s previously reported financial statements:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 2, 2010
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	$29,880	$(391)	$29,489
Operating income	893	391	1,284
Loss before income taxes	(920)	391	(529)
Benefit for income taxes	(267)	112	(155)
Net loss	(653)	279	(374)
Net loss per share—basic and diluted	$(0.02)	$0.01	$(0.01)

	Three Months Ended
	April 3, 2009
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	$29,526	$(322)	$29,204
Operating income	11,810	322	12,132
Income before income taxes	9,964	322	10,286
Provision for income taxes	3,103	118	3,221
Net income	6,861	204	7,065
Net income per share—basic and diluted	$0.16	$-	$0.16

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2010
	As
	Previously		As
	Reported	Adjustment	Restated
Deferred income taxes, net	$6,513	$291	$6,804
Total current assets	284,654	291	284,945
Deferred income taxes, net	54,213	(253)	53,960
Goodwill	163,706	(3,836)	159,870
Total assets	989,264	(3,798)	985,466

Accrued taxes	2,510	42	2,552
Total current liabilities	146,898	42	146,940
Pension and accrued post-retirement benefits	121,060	(22,108)	98,952
Total liabilities	796,037	(22,066)	773,971
Retained deficit	(92,232)	15,585	(76,647)
Accumulated other comprehensive loss	(118,400)	2,683	(115,717)
Total shareholders’ equity	193,227	18,268	211,495
Total liabilities and shareholders' equity	$989,264	$(3,798)	$985,466

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 2, 2010
	As
	Previously		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net loss	$(653)	$279	$(374)
Deferred income taxes	(2,574)	70	(2,504)
Accounts payable and accrued liabilities, excluding asbestos related accrued expenses	(2,442)	42	(2,400)
Changes in other operating assets and liabilities	$(1,443)	$(391)	$(1,834)
Net cash provided by operating activities	16,089	-	16,089

	Three Months Ended
	April 3, 2009
	As
	Previously		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$6,861	$204	$7,065
Deferred income taxes	(1,678)	86	(1,592)
Accounts payable and accrued liabilities, excluding asbestos related accrued expenses	(13,306)	32	(13,274)
Changes in other operating assets and liabilities	$2,295	$(322)	$1,973
Net cash provided by operating activities	10,668	-	10,668

3.  General

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and according to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The accompanying balance sheet information as of December 31, 2009 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 13, 2010.

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

6. Income Taxes

For the three months ended April 2, 2010, the Company had a loss of approximately $0.5 million before taxes and had $0.2 million of income tax benefit.  The effective tax rate of 29.3% represents the estimated annual tax rate for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete items or changes in tax law.  This effective tax rate of 29.3% differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate.

For the three months ended April 3, 2009, the Company earned $10.3 million before taxes and had $3.2 million of income tax expense.  The effective tax rate of 31.3% differed from the U.S. statutory rate  primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations.

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

7.  Restructuring and Other Related Charges

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

 A summary of restructuring activity for the three months ended April 2, 2010 is shown below.

		Three Months Ended April 2, 2010
	Accrued				Accrued
	Termination			Foreign	Termination
	Benefits at			Currency	Benefits at
	Dec. 31, 2009	Provisions	Payments	Translation	April 2, 2010
Restructuring and Other Related Charges:
Termination benefits (1)	$9,473	$2,710	$(6,969)	$(422)	$4,792
Furlough charges (2)	-	220	(220)	-	-
Facility closure charges (3)	-	535	(535)	-	-
	$9,473	3,465	$(7,724)	$(422)	$4,792

Non-cash termination benefits (4)		574

Total		$4,039

(1)	Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.
(4)	Includes stock-based compensation expense related to the accelerated vesting of certain share-based payments in connection with the departure of the Company’s former President and CEO in January 2010.

8. Earnings per Share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	Restated
Numerator:
Net (loss) income available to common shareholders	$(374)	$7,065

Denominator:
Weighted-average shares of common stock outstanding - basic	43,242,659	43,211,026
Net (loss) income per share - basic	$(0.01)	$0.16

Weighted-average shares of common stock outstanding - basic	43,242,659	43,211,026
Net effect of potentally dilutive securities (1)	-	101,280
Weighted-average shares of common stock outstanding - diluted	43,242,659	43,312,306
Net (loss) income per share - diluted	$(0.01)	$0.16

(1)	Potentially dilutive securities consist of options and restricted stock units.

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

9. Comprehensive Income (Loss)

	Three Months Ended			Three Months Ended
	April 2, 2010			April 3, 2009
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net (loss) income	$(653)	$279	$(374)	$6,861	$204	$7,065
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(6,970)	-	(6,970)	(7,255)	-	(7,255)
Unrealized losses on hedging activities, net of tax	(463)	-	(463)	199	-	199
Amounts reclassified to net income:
Losses on hedging activities, net of tax	733	-	733	691	-	691
Net pension and other postretirement benefit costs, net of tax	784	(4)	780	600	16	616
Other comprehensive (loss) income	(5,916)	(4)	(5,920)	(5,765)	16	(5,749)
Comprehensive (loss) income	$(6,569)	$275	$(6,294)	$1,096	$220	$1,316

10. Inventories

Inventories consisted of the following:

	April 2,	December 31,
	2010	2009

Raw materials	$25,427	$28,445
Work in process	31,386	32,888
Finished goods	22,050	21,013

	78,863	82,346
Less-Customer progress billings	(4,724)	(3,171)
Less-Allowance for excess, slow-moving and obsolete inventory	(8,758)	(8,025)

	$65,381	$71,150

11. Net Periodic Benefit Cost – Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans for periods presented:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	Restated	Restated

Pension Benefits - U.S. Plans
Service cost	$-	$-
Interest cost	2,984	3,128
Expected return on plan assets	(4,406)	(4,566)
Amortization	1,051	722

Net periodic benefit cost (credit)	$(371)	$(716)

Pension Benefits - Non U.S. Plans
Service cost	$313	$273
Interest cost	926	1,046
Expected return on plan assets	(182)	(226)
Amortization	89	174

Net periodic benefit cost	$1,146	$1,267

Other Post-Retirement Benefits
Service cost	$-	$-
Interest cost	167	131
Amortization	120	88

Net periodic benefit cost	$287	$219

Employer contributions to the pension plans during the period ended April 2, 2010 were $2.9 million.  Expected contributions to the pension plans for 2010 are $10.5 million, including $5.0 million of prepayments of 2011 required contributions.

12. Share-Based Payments

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

13. Financial Instruments

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

14. Commitments and Contingencies

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company's unaudited condensed consolidated statements of operations for the three months ended April 2, 2010 and April 3, 2009 and for the condensed consolidated balance sheets as of April 2, 2010 and December 31, 2009 as discussed in Note 2 to the Company's condensed consolidated financial statements in Part I, Item 1.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I, Item I “Financial Statements” of this quarterly report and the audited financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 13, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans, purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, including the current global economic downturn, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related claims;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	loss of key management;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting; and

•	others risks and factors, listed under the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 13, 2010.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date the Original Form 10-Q was filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law.

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

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended
	April 2,	April 3,
	2010	2009
(Amounts in millions)	Restated

SG&A expenses	$29.5	$29.2
SG&A expenses as a percentage of sales	24.6%	21.4%

Selling, general and administrative expenses of $29.5 million for the three months ended April 2, 2010 were relatively flat compared to the three months ended April 3, 2009. Excluding a $1.4 million unfavorable impact of foreign exchange rates, SG&A declined $1.1 million, primarily due to lower losses on commodity and foreign currency derivatives as well as lower commission expense, partially offset by higher net periodic pension and other post-retirement benefit costs.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended
	April 2,	April 3,
	2010	2009
(Amounts in millions)	Restated

Operating income	$1.3	$12.1
Operating margin	1.1%	8.9%

Operating income for the three months ended April 2, 2010 declined $10.8 million to $1.3 million from $12.1 million for the three months ended April 3, 2009. The decline was primarily due to lower sales volume from existing businesses and unfavorable product mix changes in our European operations.  An additional $3.4 million of restructuring and other related charges compared to the prior year quarter was partially offset by an $0.8 million favorable impact of foreign exchange rates.

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

Provision for Income Taxes

The effective income tax rate for the three months ended April 2, 2010 was 29.3% as compared to an effective tax rate of 31.3% for the three months ended April 3, 2009. Our effective tax rate for the three months ended April 2, 2010 was lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate.  For the three months ended April 3, 2009, the effective tax rate of 31.3% was lower than the U.S. statutory rate, including the impact of the reduction of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations.

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

There have been no significant changes for the three months ended April 2, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 13, 2010.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this restatement on Form 10-Q/A, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has re-evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Management, in consultation with the Audit Committee, has concluded that the restatement errors, described in Note 2 to the Unaudited Condensed Consolidated Financial Statements, constituted a material weakness in the Company’s internal control over financial reporting as of the date of the Original Form 10-Q.  As a result of the material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

The financial statements for the period covered by this amended report were prepared with particular attention to the material weakness. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company has implemented certain additional controls that it believes will remediate the issues that arose with respect to the material weakness.

Changes in Internal Control over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Subsequent to the period covered by this report, management has implemented measures to remediate the material weakness in internal control over financial reporting described above. Specifically, we have implemented procedures to enhance the maintenance and review of participant data for benefit plans.  As part of the Company’s fiscal 2010 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the implemented controls to ascertain whether they are designed and operating effectively.  Management believes the implemented controls will remediate the material weakness related to the maintenance and review of participant data for benefit plans.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part I, Item 1, Note 14, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 13, 2010.

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

Registrant:            Colfax Corporation

By:

/s/ CLAY H. KIEFABER	President and Chief Executive Officer	December 13, 2010
Clay H. Kiefaber	(Principal Executive Officer)