Form 10-Q/A
period 2010-07-02
Colfax CORP
filed 2010-12-13
CIK 1420800

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

EXPLANATORY NOTE

Overview

Colfax Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended July 2, 2010, originally filed on July 28, 2010 (the “Original Form 10-Q”), to restate our financial statements and corresponding financial information for the quarter ended July 2, 2010 for the effect of an overstatement of our pension liability.

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

As a result of the errors, the pension liability was overstated by $22.3 million as of July 2, 2010 and $21.7 million as of December 31, 2009.  Additionally, goodwill was overstated by $3.8 million as of July 2, 2010 and December 31, 2009 and shareholder’s equity was understated by $18.4 million as of July 2, 2010 and $18.0 million as of December 31, 2009.  Net income was understated by less than $0.1 million for the three months ended July 2, 2010 and $0.1 million for the three months ended July 3, 2009.  Net income was understated by $0.3 million for both the six months ended July 2, 2010 and July 3, 2009.  There is no cash flow impact from these errors. The impact on other comprehensive income was insignificant.

The Company has filed an amended Quarterly Report on Form 10-Q/A for the quarter ended April 2, 2010, and an amended Annual Report on Form 10-K/A for the year ended December 31, 2009, to correct the errors described above.  Please refer to these amended reports for further discussion of the restatement of these respective periods.

All of the information in this Form 10-Q/A is as of July 28, 2010, the date the Company filed the Original Form 10-Q with the Securities and Exchange Commission.  This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the Consolidated Financial Statements appearing in this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.  Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the restatement.

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

- i -

COLFAX CORPORATION
FORM 10-Q

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	Restated		Restated

Net sales	$122,968	$129,185	$242,939	$265,508
Cost of sales	79,987	84,630	158,202	172,938

Gross profit	42,981	44,555	84,737	92,570
Selling, general and administrative expenses	28,413	28,393	57,902	57,597
Research and development expenses	1,520	1,680	3,148	3,087
Restructuring and other related charges	3,035	486	7,074	1,147
Asbestos liability and defense costs	542	1,482	1,977	3,127
Asbestos coverage litigation expenses	4,543	4,027	8,424	6,993

Operating income	4,928	8,487	6,212	20,619
Interest expense	1,718	1,786	3,531	3,632

Income before income taxes	3,210	6,701	2,681	16,987
Provision for income taxes	1,122	2,225	967	5,446

Net income	$2,088	$4,476	$1,714	$11,541

Net income per share—basic and diluted	$0.05	$0.10	$0.04	$0.27

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

	July 2,	December 31,
	2010	2009
	Restated
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,974	$49,963
Trade receivables, less allowance for doubtful accounts of $2,429 and $2,837	72,587	88,493
Inventories, net	56,332	71,150
Deferred income taxes, net	6,646	7,114
Asbestos insurance asset	32,912	31,502
Asbestos insurance receivable	34,852	28,991
Prepaid and other current assets	14,304	13,535
Total current assets	280,607	290,748
Deferred income taxes, net	54,718	51,838
Property, plant and equipment, net	83,838	92,090
Goodwill	154,209	163,418
Intangible assets, net	10,573	11,952
Long-term asbestos insurance asset	359,059	357,947
Long-term asbestos insurance receivable	4,918	16,876
Deferred loan costs, pension and other assets	14,145	14,532
Total assets	$962,067	$999,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$10,000	$8,969
Accounts payable	36,177	36,579
Accrued asbestos liability	36,371	34,866
Accrued payroll	17,457	17,756
Accrued taxes	1,178	2,154
Accrued restructuring liability	3,236	9,473
Other accrued liabilities	39,550	34,402
Total current liabilities	143,969	144,199
Long-term debt, less current portion	77,500	82,516
Long-term asbestos liability	409,558	408,903
Pension and accrued post-retirement benefits	88,085	105,230
Deferred income tax liability	9,353	10,375
Other liabilities	30,648	31,353
Total liabilities	759,113	782,576
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and
outstanding 43,387,047 and 43,229,104	43	43
Additional paid-in capital	405,314	402,852
Retained deficit	(74,559)	(76,273)
Accumulated other comprehensive loss	(127,844)	(109,797)
Total shareholders’ equity	202,954	216,825
Total liabilities and shareholders' equity	$962,067	$999,401

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2010	2009
	Restated	Restated
Cash flows from operating activities:
Net income	$1,714	$11,541
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	7,310	7,081
Noncash stock-based compensation	1,721	1,238
Amortization of deferred loan costs	338	338
Deferred income taxes	(3,904)	(709)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	9,076	14,608
Inventories	9,245	(653)
Accounts payable and accrued liabilities, excluding asbestos
related accrued expenses	(2,692)	(19,813)
Other current assets	(1,084)	(849)
Change in asbestos liability and asbestos-related accrued
expenses, net of asbestos insurance asset and receivable	12,391	4,721
Changes in other operating assets and liabilities	(6,680)	429

Net cash provided by operating activities	27,435	17,932

Cash flows from investing activities:
Purchases of fixed assets	(5,463)	(5,886)
Proceeds from sale of fixed assets	37	72
Net cash used in investing activities	(5,426)	(5,814)

Cash flows from financing activities:
Payments under term credit facility	(3,750)	(2,500)
Payments on capital leases	(205)	(363)
Repurchases of common stock	(191)	-
Proceeds from issuance of common stock	932	-
Net cash used in financing activities	(3,214)	(2,863)

Effect of exchange rates on cash	(5,784)	30

Increase in cash and cash equivalents	13,011	9,285
Cash and cash equivalents, beginning of period	49,963	28,762
Cash and cash equivalents, end of period	$62,974	$38,047

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

2.  Restatement

On October 19, 2010, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management, that the Company should restate these financial statements to correct for the effects of an overstatement of its pension liability. The Company has restated all periods of the accompanying unaudited condensed consolidated financial statements.

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
The following tables set forth the effects of the restatement on affected line items within the Company’s previously reported financial statements:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 2, 2010
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	$28,507	$(94)	$28,413
Operating income	4,834	94	4,928
Income before income taxes	3,116	94	3,210
Provision for income taxes	1,078	44	1,122
Net income	2,038	50	2,088
Net income per share—basic and diluted	$0.05	$-	$0.05

	Three Months Ended
	July 3, 2009
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	$28,586	$(193)	$28,393
Operating income	8,294	193	8,487
Income before income taxes	6,508	193	6,701
Provision for income taxes	2,142	83	2,225
Net income	4,366	110	4,476
Net income per share—basic and diluted	$0.10	$-	$0.10

	Six Months Ended
	July 2, 2010
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	58,387	(485)	57,902
Operating income	5,727	485	6,212
Income before income taxes	2,196	485	2,681
Provision for income taxes	811	156	967
Net income	1,385	329	1,714
Net income per share—basic and diluted	$0.03	$0.01	$0.04

	Six Months Ended
	July 3, 2009
	As
	Previously		As
	Reported	Adjustment	Restated
Selling, general and administrative expenses	58,112	(515)	57,597
Operating income	20,104	515	20,619
Income before income taxes	16,472	515	16,987
Provision for income taxes	5,245	201	5,446
Net income	11,227	314	11,541
Net income per share—basic and diluted	$0.26	$0.01	$0.27

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2010
	As
	Previously		As
	Reported	Adjustment	Restated
Deferred income taxes, net	$6,355	$291	$6,646
Total current assets	280,316	291	280,607
Deferred income taxes, net	55,042	(324)	54,718
Goodwill	158,045	(3,836)	154,209
Total assets	965,936	(3,869)	962,067

Accrued taxes	1,132	46	1,178
Total current liabilities	143,923	46	143,969
Pension and accrued post-retirement benefits	110,369	(22,284)	88,085
Total liabilities	781,351	(22,238)	759,113
Retained deficit	(90,194)	15,635	(74,559)
Accumulated other comprehensive loss	(130,578)	2,734	(127,844)
Total shareholders’ equity	184,585	18,369	202,954
Total liabilities and shareholders' equity	$965,936	$(3,869)	$962,067

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 2, 2010
	As
	Previously		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$1,385	$329	$1,714
Deferred income taxes	(4,014)	110	(3,904)
Accounts payable and accrued liabilities, excluding
asbestos related accrued expenses	(2,738)	46	(2,692)
Changes in other operating assets and liabilities	(6,195)	(485)	(6,680)
Net cash provided by operating activities	27,435	-	27,435

	Six Months Ended
	July 3, 2009
	As
	Previously		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$11,227	$314	$11,541
Deferred income taxes	(820)	111	(709)
Accounts payable and accrued liabilities, excluding
asbestos related accrued expenses	(19,903)	90	(19,813)
Changes in other operating assets and liabilities	944	(515)	429
Net cash provided by operating activities	17,932	-	17,932

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

6. Income Taxes

For the three and six months ended July 2, 2010, the Company earned approximately $3.2 million and $2.7 million, respectively, before taxes and had $1.1 million and $1.0 million, respectively, of income tax expense.  The effective tax rates of 35.0% and 36.1%, respectively, represent the estimated annual tax rate for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete items or changes in tax law.  The effective tax rate for the three months ended July 2, 2010 is the same as the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate generally being offset by a net increase to our unrecognized tax liability and other items.  The effective tax rate for the six months ended July 2, 2010 differs from the U.S. federal statutory tax rate primarily due to a net increase to our unrecognized tax liability, offset in part by international tax rates which are lower than the U.S. tax rate.

For the three and six months ended July 3, 2009, the Company earned approximately $6.7 million and $17.0 million, respectively, before taxes and had $2.2 million and $5.4 million, respectively, of income tax expense.  The effective tax rates of 33.2% and 32.1%, respectively, for the three and six months ended July 3, 2009 differed from the U.S. statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax liability.

The effective tax rates for the three and six months ended July 2, 2010 are higher than the corresponding prior periods generally due to the relative impact of the net change in our unrecognized tax liability on lower income before taxes of $3.2 million and $2.7 million, respectively, in the current periods compared to the impact of the net change in our unrecognized tax liability and other discrete items on higher income before taxes for the three and six months ended July 3, 2009 of $6.7 million and $17.0 million, respectively.

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

 A summary of restructuring activity for the six months ended July 2, 2010 is shown below.

		Six Months Ended July 2, 2010
	Accrued				Accrued
	Restructuring			Foreign	Restructuring
	Liability at			Currency	Liability at
	Dec. 31, 2009	Provisions	Payments	Translation	July 2, 2010
Restructuring and Other Related Charges:
Termination benefits (1)	$9,473	4,747	(10,377)	(852)	$2,991
Furlough charges (2)	-	319	(313)	(6)	-
Facility closure charges (3)	-	725	(725)	-	-
Consulting costs (4)	-	709	(464)	-	245
	$9,473	6,500	$(11,879)	$(858)	$3,236

Non-cash termination benefits (5)		574

Total		$7,074

(1)	Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.
(4)	Includes outside consulting fees directly related to the Company’s restructuring and performance improvement initiatives.
(5)	Includes stock-based compensation expense related to the accelerated vesting of certain share-based payments in connection with the departure of the Company’s former President and CEO in January 2010.

8. Earnings per Share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	Restated		Restated
Numerator:
Net income available to common shareholders	$2,088	$4,476	$1,714	$11,541

Denominator:
Weighted-average shares of common stock
outstanding - basic	43,351,608	43,221,555	43,296,884	43,216,233
Net income per share - basic	$0.05	$0.10	$0.04	$0.27

Weighted-average shares of common stock
outstanding - basic	43,351,608	43,221,555	43,296,884	43,216,233
Net effect of potentally dilutive securities (1)	213,204	24,435	200,064	21,623
Weighted-average shares of common stock
outstanding - diluted	43,564,812	43,245,990	43,496,948	43,237,856
Net income per share - diluted	$0.05	$0.10	$0.04	$0.27

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

9. Comprehensive Income (Loss)

	Three Months Ended			Three Months Ended
	July 2, 2010			July 3, 2009
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net income	$2,038	$50	$2,088	$4,366	$110	$4,476
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(13,239)	-	(13,239)	8,876	-	8,876
Unrealized losses on hedging activities, net of tax	(396)	-	(396)	(394)	-	(394)
Amounts reclassified to net income:
Losses on hedging activities, net of tax	728	-	728	705	-	705
Net pension and other postretirement benefit costs, net of tax	729	51	780	616	10	626
Other comprehensive (loss) income	(12,178)	51	(12,127)	9,803	10	9,813
Comprehensive (loss) income	$(10,140)	$101	$(10,039)	$14,169	$120	$14,289

	Six Months Ended			Six Months Ended
	July 2, 2010			July 3, 2009
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net income	$1,385	$329	$1,714	$11,227	$314	$11,541
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(20,209)	-	(20,209)	1,621	-	1,621
Unrealized losses on hedging activities, net of tax	(859)	-	(859)	(195)	-	(195)
Amounts reclassified to net income:
Losses on hedging activities, net of tax	1,461	-	1,461	1,396	-	1,396
Net pension and other postretirement benefit costs, net of tax	1,513	47	1,560	1,216	26	1,242
Other comprehensive (loss) income	(18,094)	47	(18,047)	4,038	26	4,064
Comprehensive (loss) income	$(16,709)	$376	$(16,333)	$15,265	$340	$15,605

10. Inventories

Inventories consisted of the following:

	July 2,	December 31,
	2010	2009
Raw materials	$23,639	$28,445
Work in process	25,235	32,888
Finished goods	21,967	21,013

	70,841	82,346
Less-Customer progress billings	(7,106)	(3,171)
Less-Allowance for excess, slow-moving and obsolete inventory	(7,403)	(8,025)
	$56,332	$71,150

11. Net Periodic Benefit Cost – Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans for periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	Restated	Restated	Restated	Restated

Pension Benefits - U.S. Plans
Service cost	$-	$-	$-	$-
Interest cost	3,125	3,257	6,109	6,385
Expected return on plan assets	(4,550)	(4,566)	(8,956)	(9,132)
Amortization	1,052	722	2,103	1,444

Net periodic benefit credit	$(373)	$(587)	$(744)	$(1,303)

Pension Benefits - Non U.S. Plans
Service cost	$291	$297	$604	$570
Interest cost	1,132	1,115	2,058	2,161
Expected return on plan assets	(410)	(313)	(592)	(539)
Amortization	83	176	172	350

Net periodic benefit cost	$1,096	$1,275	$2,242	$2,542

Other Post-Retirement Benefits
Service cost	$-	$-	$-	$-
Interest cost	167	131	334	262
Amortization	120	88	240	176

Net periodic benefit cost	$287	$219	$574	$438

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

Stock option activity for the six months ended July 2, 2010 is as follows:

	Shares under option	Weighted- average exercise price	Remaining contractual term (years)	Aggregate intrinsic value ($000)
Options outstanding at December 31,	1,267,633	$11.40
Granted	638,488	12.00
Exercised	(125,193)	7.45
Forfeited	(123,380)	9.73
Options outstanding at July 2, 2010	1,657,548	$11.96	5.86	$1,676
Vested or expected to vest at July 2, 2010	1,363,559	$12.22	5.88	$1,210
Exercisable at July 2, 2010	493,966	$13.98	5.17	$532

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

The following table summarizes the Company’s performance-based restricted stock units (PRSUs) and restricted stock units (RSUs) and activity for the six months ended July 2, 2010:

	PRSUs		RSUs
Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31,	430,497	$10.22	92,928	$11.97
Granted	254,361	12.00	34,576	12.21
Vested	(25,000)	18.00	(49,267)	13.41
Cancelled and forfeited (1)	(325,312)	7.65	-	-
Nonvested at July 2, 2010	334,546	$13.49	78,237	$11.17

(1)	Includes the cancellation of 315,870 performance-based restricted stock units granted in March 2009, since the performance criterion was not achieved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company's unaudited condensed consolidated statements of operations for the three and six months ended July 2, 2010 and July 3, 2009 and for the condensed consolidated balance sheets as of July 2, 2010 and December 31, 2009 as discussed in Note 2 to the Company's condensed consolidated financial statements in Part I, Item 1.

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

The following tables present components of our sales and order growth (decline), as well as, sales by fluid handling product for the periods indicated:

(Amounts in millions)	Sales		Orders

Three Months Ended 2009	$129.2		$120.5

Components of Change:
Existing businesses	(4.0)	(3.1)%	36.8	30.6%
Acquisitions	1.0	0.8%	1.0	0.8%
Foreign currency translation	(3.2)	(2.5)%	(2.7)	(2.3)%
Total	(6.2)	(4.8)%	35.1	29.1%

Three Months Ended July 2, 2010	$123.0		$155.6

					Backlog at
(Amounts in millions)	Sales		Orders		Period End

Six Months Ended 2009	$265.5		$243.6		$326.9

Components of Change:
Existing businesses	(27.4)	(10.3)%	26.7	11.0%	(10.3)	(3.2)%
Acquisitions	1.5	0.6%	1.8	0.7%	1.0	0.3%
Foreign currency translation	3.3	1.2%	3.0	1.2%	(20.5)	(6.3)%
Total	(22.6)	(8.5)%	31.5	12.9%	(29.8)	(9.1)%

Six Months Ended July 2, 2010	$242.9		$275.1		$297.1

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Amounts in millions)	2010	2009	2010	2009
Net Sales by Product:
Pumps, including aftermarket parts and service	$105.7	$108.1	$206.8	$229.5
Systems, including installation service	12.7	18.9	27.3	31.4
Valves	3.5	1.8	6.9	3.4
Other	1.1	0.4	1.9	1.2

Total net sales	$123.0	$129.2	$242.9	$265.5

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

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
(Amounts in millions)	Restated		Restated

SG&A expenses	$28.4	$28.4	$57.9	$57.6
SG&A expenses as a percentage of sales	23.1%	22.0%	23.8%	21.7%

Selling, general and administrative expenses of $28.4 million for the three months ended July 2, 2010 were relatively flat compared to the three months ended July 3, 2009. Excluding a $0.3 million net favorable impact of foreign exchange rates and acquisitions, SG&A increased $0.3 million, primarily due to unfavorable changes in the fair value of commodity and foreign currency derivatives, partially offset by restructuring program cost savings.

Selling, general and administrative expenses of $57.9 million for the six months ended July 2, 2010 were relatively flat compared to the six months ended July 3, 2009. Excluding a $1.3 million unfavorable impact of foreign exchange rates and acquisitions, SG&A declined $1.0 million, primarily due to restructuring program cost savings and lower commission expense, partially offset by unfavorable changes in the fair value of commodity and foreign currency derivatives.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
(Amounts in millions)	Restated		Restated

Operating income	$4.9	$8.5	$6.2	$20.6
Operating margin	4.0%	6.6%	2.6%	7.8%

Operating income for the three months ended July 2, 2010 decreased $3.6 million to $4.9 million from $8.5 million for the three months ended July 3, 2009. Excluding a $0.2 million net unfavorable impact of foreign currency exchange rates and acquisitions, the decline in operating income was primarily due to an additional $2.5 million of restructuring and other related charges compared to the same period in the prior year, as well as lower sales volumes and an unfavorable product mix shift impact, partially offset by cost savings, including savings from restructuring programs.

Operating income for the six months ended July 2, 2010 declined $14.4 million to $6.2 million from $20.6 million for the six months ended July 3, 2009. Excluding a $0.6 million net favorable impact of foreign currency exchange rates and acquisitions, the decline in operating income was primarily due to lower sales volumes and an unfavorable product mix shift impact, as well as an additional $5.9 million of restructuring and other related charges compared to the same period in the prior year, partially offset by restructuring program cost savings.

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

Provision for Income Taxes

The effective income tax rates for the three and six months ended July 2, 2010 were 35.0% and 36.1%, respectively. The effective tax rate for the three months ended July 2, 2010 is the same as the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate generally being offset by a net increase to our unrecognized tax liability and other items. The effective tax rate for the six months ended July 2, 2010 differs from the U.S. federal statutory tax rate primarily due to a net increase to our unrecognized tax liability, offset in part by international tax rates which are lower than the U.S. tax rate.

For the three and six months ended July 3, 2009, the effective tax rates, respectively of 33.2% and 32.1% were lower than the U.S. statutory rate, including the impact of the reduction of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax liability.

The effective tax rates for the three and six months ended July 2, 2010 are higher than the corresponding prior periods generally due to the relative impact of the net change in our unrecognized tax liability on lower income before taxes of $3.2 million and $2.7 million, respectively, in the current periods compared to the impact of the net change in our unrecognized tax liability and other discrete items on higher income before taxes for the three and six months ended July 3, 2009 of $6.7 million and $17.0 million, respectively.

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