Form 10-Q
period 2010-10-01
Colfax CORP
filed 2010-12-13
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended October 1, 2010

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

As of November 26, 2010, there were 43,395,451 shares of the registrant’s common stock, par value $.001 per share, outstanding.

COLFAX CORPORATION
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Net sales	$132,397	$128,545	$375,336	$394,053
Cost of sales	85,300	82,339	243,502	255,277

Gross profit	47,097	46,206	131,834	138,776
Selling, general and administrative expenses	29,927	27,878	87,829	85,475
Research and development expenses	1,583	1,523	4,731	4,610
Restructuring and other related charges	2,441	9,608	9,515	10,755
Asbestos liability and defense costs (income)	2,202	(4,303)	4,179	(1,176)
Asbestos coverage litigation expenses	2,339	1,845	10,763	8,838

Operating income	8,605	9,655	14,817	30,274
Interest expense	1,544	1,834	5,075	5,466

Income before income taxes	7,061	7,821	9,742	24,808
Provision for income taxes	1,210	2,291	2,177	7,737

Net income	$5,851	$5,530	$7,565	$17,071

Net income per share—basic and diluted	$0.13	$0.13	$0.17	$0.39

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

	October 1,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,778	$49,963
Trade receivables, less allowance for doubtful accounts of $2,993 and $2,837	92,595	88,493
Inventories, net	58,502	71,150
Deferred income taxes, net	6,780	7,114
Asbestos insurance asset	33,617	31,502
Asbestos insurance receivable	35,227	28,991
Prepaid and other current assets	15,394	13,535
Total current assets	284,893	290,748
Deferred income taxes, net	55,032	51,838
Property, plant and equipment, net	91,010	92,090
Goodwill	173,112	163,418
Intangible assets, net	30,098	11,952
Long-term asbestos insurance asset	351,403	357,947
Long-term asbestos insurance receivable	6,195	16,876
Deferred loan costs, pension and other assets	12,462	14,532
Total assets	$1,004,205	$999,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$10,000	$8,969
Accounts payable	42,266	36,579
Accrued asbestos liability	37,123	34,866
Accrued payroll	21,194	17,756
Accrued taxes	3,533	2,154
Accrued restructuring liability	3,782	9,473
Other accrued liabilities	48,211	34,402
Total current liabilities	166,109	144,199
Long-term debt, less current portion	75,000	82,516
Long-term asbestos liability	401,244	408,903
Pension and accrued post-retirement benefits	91,861	105,230
Deferred income tax liability	16,078	10,375
Other liabilities	27,862	31,353
Total liabilities	778,154	782,576
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 43,395,451 and 43,229,104	43	43
Additional paid-in capital	405,528	402,852
Retained deficit	(68,708)	(76,273)
Accumulated other comprehensive loss	(110,812)	(109,797)
Total shareholders’ equity	226,051	216,825
Total liabilities and shareholders' equity	$1,004,205	$999,401

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Nine Months Ended
	October 1,	October 2,
	2010	2009
Cash flows from operating activities:
Net income	$7,565	$17,071
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	11,242	11,240
Noncash stock-based compensation	1,872	1,970
Amortization of deferred loan costs	508	507
Loss (gain) on sale of fixed assets	38	(33)
Deferred income taxes	(4,377)	1,940
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	925	15,885
Inventories	12,327	5,777
Accounts payable and accrued liabilities, excluding asbestos related accrued expenses	6,044	(14,726)
Other current assets	509	984
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	7,386	(5,384)
Changes in other operating assets and liabilities	(8,739)	(1,229)

Net cash provided by operating activities	35,300	34,002

Cash flows from investing activities:
Purchases of fixed assets	(9,365)	(7,779)
Acquisitions, net of cash acquired	(27,011)	(1,260)
Proceeds from sale of fixed assets	80	238
Net cash used in investing activities	(36,296)	(8,801)

Cash flows from financing activities:
Payments under term credit facility	(6,250)	(3,750)
Payments on capital leases	(203)	(447)
Repurchases of common stock	(191)	-
Proceeds from issuance of common stock	995	-
Net cash used in financing activities	(5,649)	(4,197)

Effect of exchange rates on cash	(540)	1,067

(Decrease) increase in cash and cash equivalents	(7,185)	22,071
Cash and cash equivalents, beginning of period	49,963	28,762
Cash and cash equivalents, end of period	$42,778	$50,833

See accompanying notes to condensed consolidated financial statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, unless otherwise noted

1. Organization and Nature of Operations

Colfax Corporation (the “Company”, “Colfax”, “we” or “us”) is a global supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We have a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. Our products serve a variety of applications in five strategic markets: commercial marine, oil and gas, power generation, defense and general industrial. We design and engineer our products to high quality and reliability standards for use in critical fluid handling applications where performance is paramount. We also offer customized fluid handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used. Our products are marketed principally under the Allweiler, Baric, Fairmount, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren, and Zenith brand names. We believe that our brands are widely known and have a premium position in our industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the fluid handling industry, with Allweiler dating back to 1860.

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

The results of operations for the three and nine months ended October 1, 2010 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in our fluid handling business.  As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter.  Also, our European operations typically experience a slowdown during the July and August holiday season.  General economic conditions as well as backlog levels may, however, impact future seasonal variations.

3. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting. The Company will be required to adopt the provisions of ASU No. 2009-13 prospectively beginning January 1, 2011.  Earlier retrospective application is permitted.  The Company does not anticipate a material impact on its results of operations from adopting the provisions of ASU No. 2009-13.

4. Acquisition

On August 19, 2010, the Company completed the acquisition of Baric Group (“Baric”) for $27.0 million, net of cash acquired and subject to final adjustments under the purchase agreements. Baric is a supplier of highly engineered fluid-handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom.  The following table summarizes intangible assets acquired:

	Asset	Weighted Average Amortization Period (years)

Acquired customer relationships	$7,053	10.0
Acquired developed technology	6,492	9.6
Backlog	3,339	2.3
Other	395	8.6
Trade names - indefinite life	2,770
Goodwill	12,490

Total intangible assets acquired	$32,539

The weighted average amortization period for total acquired amortizing intangibles is approximately 8.3 years.  None of the goodwill acquired is expected to be tax deductible.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the period ended October 1, 2010 are as follows:

Goodwill

Balance December 31, 2009	$163,418

Acquisition	12,490
Impact of changes in foreign exchange rates	(2,796)

Balance October 1, 2010	$173,112

During the period ended October 1, 2010, the Company changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fourth quarter to the first day of the fourth quarter.  The Company adopted this change in timing in order to provide additional time to quantify the fair value of our reporting units and, if necessary, to determine the implied fair value of goodwill.  This change in timing will also reduce the likelihood that the annual impairment analysis would not be completed by the required filing date of the Company’s annual financial statements.  The revised date also better aligns with our strategic planning and budgeting process, which is an integral component of the impairment testing. In accordance with GAAP, the Company will also perform interim impairment testing should circumstances requiring it arise.  We believe this accounting change is preferable and does not result in the delay, acceleration, or avoidance of an impairment charge.

Other intangible assets consisted of the following:

	October 1, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Acquired customer relationships	$22,285	$(10,110)	$15,512	$(8,989)
Trade names - indefinite life	4,886	-	2,062	-
Acquired developed technology	12,549	(3,171)	5,811	(2,444)
Backlog	3,383	(121)	-	-
Other intangibles	433	(36)	146	(146)

	$43,536	$(13,438)	$23,531	$(11,579)

Amortization expense for the next five fiscal years is expected to be: 2010—$3.5 million, 2011—$5.4 million, 2012—$5.1 million, 2013—$2.4 million, and 2014—$2.1 million.

6. Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Warranty activity for the nine months ended October 1, 2010 and October 2, 2009 consisted of the following:

	Nine Months Ended
	October 1,	October 2,
	2010	2009

Warranty liability at beginning of the period	$2,852	$3,108
Accrued warranty expense	1,266	1,374
Changes in estimates related to pre-existing warranties	(553)	(695)
Cost of warranty service work performed	(723)	(493)
Foreign exchange translation effect	(67)	151

Warranty liability at end of the period	$2,775	$3,445

7. Income Taxes

For the three and nine months ended October 1, 2010, the Company earned approximately $7.1 million and $9.7 million, respectively, before income taxes and had $1.2 million and $2.2 million, respectively, of income tax expense.  The effective tax rates of 17.1% and 22.3%, respectively, represent the estimated annual tax rate for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete items or changes in tax law.  The effective tax rate for the three and nine months ended October 1, 2010 differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate and a net decrease to our unrecognized tax benefits.  The net decrease to our unrecognized tax benefits was primarily due to the successful resolution of 2003 tax audit issues.

For the three and nine months ended October 2, 2009, the Company earned approximately $7.8 million and $24.8 million, respectively, before income taxes and had $2.3 million and $7.7 million, respectively, of income tax expense.  The effective tax rates of 29.3% and 31.2%, respectively, for the three and nine months ended October 2, 2009 differed from the U.S. statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax benefits.

The effective tax rates for the three and nine months ended October 1, 2010 are lower than the corresponding prior periods generally due to the relative impact of the net change in our unrecognized tax benefits on income before taxes of $7.1 million and $9.7 million, respectively, in the current periods compared to the impact of the net change in our unrecognized tax benefits and other discrete items on income before taxes for the three and nine months ended October 2, 2009 of $7.8 million and $24.8 million, respectively.

The Company is subject to income tax in U.S., state and international jurisdictions.  The Company’s significant operations outside the U.S. are located in Germany and Sweden.  In Sweden, tax years 2004 to 2009 and in Germany, tax years 2006 to 2009 remain subject to examination. In the U.S., tax years 2005 and beyond generally remain open for examination by U.S. and state tax authorities as well as tax years ending in 1997, 1998, 2000 and 2003 that have U.S. tax attributes available that have been carried forward to open tax years or are available to be carried forward to future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months ranging from zero to $5.2 million.

8.  Restructuring and Other Related Charges

The Company initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. As a result, for the three and nine months ended October 1, 2010, the Company recorded pre-tax restructuring and related costs of $2.4 million and $9.5 million, respectively.  For the three and nine months ended October 2, 2009, the Company recorded pre-tax restructuring and related costs of $9.6 million and $10.8 million, respectively.  The costs incurred during the nine months ended October 1, 2010 include $2.2 million of termination benefits, including $0.6 million of non-cash stock-based compensation expense, related to the departure of the Company’s former President and Chief Executive Officer (CEO) in January 2010.  Additionally, the costs incurred in the nine months ended October 1, 2010 include $1.3 million of termination benefits related to the October 2010 departures of the Company’s former Chief Financial Officer (CFO) and General Counsel.  The costs incurred during the nine months ended October 2, 2009 include a $0.6 million non-cash asset impairment charge related to closure of a repair facility.

As of October 1, 2010, we have reduced our company-wide workforce by 370 associates from December 31, 2009.  Additionally, through the second quarter of 2010 we participated in a German government-sponsored furlough program in which the government paid the wage-related costs for participating associates.  Payroll taxes and other employee benefits related to employees’ furlough time are included in restructuring costs. Our agreement with the German works council allowing participation in the furlough program ends February 2011; however, based on forecasted production levels, we anticipate limited further usage of the furlough program.  We expect to incur approximately $1.4 million of additional termination benefits and consulting costs in the remainder of 2010 for actions implemented through the date these financial statements are filed.

On September 21, 2010, the Company announced that it will relocate its Richmond, Virginia corporate headquarters to the Columbia, Maryland area effective January 1, 2011, in order to provide improved access to international travel and to its key advisors.  In connection with the move, the Company expects to incur employee termination benefit costs, operating lease exit costs and other relocation expenses of approximately $2.0 million in the next six months.

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

 A summary of restructuring activity for the nine months ended October 1, 2010 is shown below.

		Nine Months Ended October 1, 2010
	Accrued				Accrued
	Restructuring			Foreign	Restructuring
	Liability at			Currency	Liability at
	Dec. 31, 2009	Provisions	Payments	Translation	Oct. 1, 2010
Restructuring and Other Related Charges:
Termination benefits (1)	$9,473	6,923	(11,936)	(678)	$3,782
Furlough charges (2)	-	327	(319)	(8)	-
Facility closure charges (3)	-	788	(788)	-	-
Consulting costs (4)	-	903	(903)	-	-
	$9,473	8,941	$(13,946)	$(686)	$3,782

Non-cash termination benefits (5)		574

Total		$9,515

(1)    Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.
(4)	Includes outside consulting fees directly related to the Company’s restructuring and performance improvement initiatives.
(5)	Includes stock-based compensation expense related to the accelerated vesting of certain share-based payments in connection with the departure of the Company’s former President and CEO in January 2010.

9. Earnings per Share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Numerator:
Net income available to common shareholders	$5,851	$5,530	$7,565	$17,071

Denominator:
Weighted-average shares of common stock outstanding - basic	43,390,849	43,229,104	43,328,091	43,220,492
Net income per share - basic	$0.13	$0.13	$0.17	$0.39

Weighted-average shares of common stock outstanding - basic	43,390,849	43,229,104	43,328,091	43,220,492
Net effect of potentally dilutive securities (1)	228,403	95,891	211,281	53,685
Weighted-average shares of common stock outstanding - diluted	43,619,252	43,324,995	43,539,372	43,274,177
Net income per share - diluted	$0.13	$0.13	$0.17	$0.39

(1)     Potentially dilutive securities consist of options and restricted stock units.

In the three and nine months ended October 1, 2010, respectively, 1.3 million and 0.9 million potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.  In the three and nine months ended October 2, 2009, respectively, 0.5 million and 0.6 million potentially dilutive stock options and restricted stock units were excluded from the calculation of diluted earnings per share, since their effect would have been anti-dilutive.

10. Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Net income	$5,851	$5,530	$7,565	$17,071
Other comprehensive income (loss):
Foreign currency translation, net of tax	16,057	6,472	(4,152)	8,093
Unrealized losses on hedging activities, net of tax	(292)	(709)	(1,151)	(904)
Amounts reclassified to net income:
Losses on hedging activities, net of tax	490	738	1,951	2,134
Net pension and other postretirement benefit
costs, net of tax	777	594	2,337	1,836
Other comprehensive income (loss)	17,032	7,095	(1,015)	11,159
Comprehensive income	$22,883	$12,625	$6,550	$28,230

11. Inventories

Inventories consisted of the following:

	October 1,	December 31,
	2010	2009

Raw materials	$24,918	$28,445
Work in process	34,806	32,888
Finished goods	21,012	21,013

	80,736	82,346
Less-Customer progress billings	(14,639)	(3,171)
Less-Allowance for excess, slow-moving and obsolete inventory	(7,595)	(8,025)

	$58,502	$71,150

12. Net Periodic Benefit Cost – Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans for periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Pension Benefits - U.S. Plans
Service cost	$-	$-	$-	$-
Interest cost	3,174	3,192	9,283	9,577
Expected return on plan assets	(4,599)	(4,566)	(13,555)	(13,698)
Amortization	1,054	722	3,157	2,166

Net periodic benefit credit	$(371)	$(652)	$(1,115)	$(1,955)

Pension Benefits - Non U.S. Plans
Service cost	$293	$285	$897	$855
Interest cost	1,025	1,145	3,083	3,306
Expected return on plan assets	(321)	(277)	(913)	(816)
Amortization	87	187	259	537

Net periodic benefit cost	$1,084	$1,340	$3,326	$3,882

Other Post-Retirement Benefits
Service cost	$-	$-	$-	$-
Interest cost	168	132	502	394
Amortization	121	88	361	264

Net periodic benefit cost	$289	$220	$863	$658

Employer contributions to the pension plans during the nine months ended October 1, 2010 were $9.6 million. Expected contributions to the pension plans for 2010 are $10.5 million, inclusive of a $5.0 million prepayment made during the second quarter of 2010 for contributions expected to be required in 2011.

13. Share-Based Payments

The Company measures and recognizes compensation expense relating to share-based payments based on the fair value of the instruments issued. Generally, our stock-based compensation expense is recognized as a component of “Selling, general and administrative expenses”, as payroll costs of the employees receiving the awards are recorded in the same line item. Stock-based compensation expense related to the departure of the Company’s former President and CEO in January 2010 was recognized as a component of “Restructuring and other related charges”.  For the three and nine months ended October 1, 2010, a total of $0.2 million and $1.9 million, respectively, of compensation expense and $0.1 million and $0.7 million, respectively, of deferred tax benefits were recognized. The nine months ended October 1, 2010 included $0.6 million of compensation expense related to the former President and CEO’s departure.  Compensation expense recognized for the former President and CEO reflects the accelerated vesting of certain stock options and performance-based restricted stock units on January 9, 2010.  For the three and nine months ended October 2, 2009, $0.7 million and $2.0 million, respectively, of compensation cost and approximately $0.2 million and $0.6 million, respectively, of deferred tax benefits were recognized. At October 1, 2010, the Company had $5.9 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.3 years. At October 1, 2010, the Company had issued stock-based awards that are described below.

Stock Options

Stock-based compensation expense for stock option awards was based on the grant-date fair value using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions we used to calculate fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted during the nine months ended October 1, 2010.

Nine Months Ended
October 1, 2010
Assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at time of grant)	2.50%
Volatility	52.20%
Dividend yield	-
Fair value of options granted	$5.52

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

Stock option activity for the nine months ended October 1, 2010 is as follows:

	Shares under option	Weighted- average exercise price	Remaining contractual term (years)	Aggregate intrinsic value ($000)
Options outstanding at December 31, 2009	1,267,633	$11.40
Granted	696,758	12.20
Exercised	(133,597)	7.45
Forfeited	(194,475)	8.80
Options outstanding at October 1, 2010	1,636,319	$12.10	5.66	$6,057
Vested or expected to vest at October 1, 2010	1,105,862	$12.82	5.64	$3,473
Exercisable at October 1, 2010	478,906	$14.09	4.92	$1,359

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

The following table summarizes the Company’s performance-based restricted stock units (PRSUs) and restricted stock units (RSUs) and activity for the nine months ended October 1, 2010:

	PRSUs		RSUs
Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	430,497	$10.22	92,928	$11.97
Granted	258,677	12.04	42,317	12.57
Vested	(25,000)	18.00	(51,452)	13.47
Cancelled and forfeited (1)	(342,444)	8.00	-	-
Nonvested at October 1, 2010	321,730	$13.45	83,793	$11.35

(1)	Includes the cancellation of 315,870 performance-based restricted stock units granted in March 2009, since the performance criterion was not achieved.

14. Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt of $83.4 million and $88.6 million at October 1, 2010 and December 31, 2009, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	Total	Level 1	Level 2	Level 3
As of October 1, 2010

Assets:
Cash equivalents	$15,995	$15,995	$-	$-

Liabilities:
Interest rate swap	$2,235	$-	$2,235	$-
Foreign currency contracts	53	-	53	-
	$2,288	$-	$2,288	$-

As of December 31, 2009

Assets:
Cash equivalents	$33,846	$33,846	$-	$-

Liabilities:
Interest rate swap	$3,035	$-	$3,035	$-
Foreign currency contracts	121	-	121	-
	$3,156	$-	$3,156	$-

There were no significant transfers between level 1 and level 2 during the period ended October 1, 2010.

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

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreased to $50 million on June 30, 2010 and will decrease to $25 million on June 30, 2011, and expires on June 29, 2012. The fair values of the swap agreement were liabilities of $2.2 million at October 1, 2010 and $3.0 million at December 31, 2009, and are recorded in “Other long-term liabilities” on the consolidated balance sheets.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. The effective portion of net losses recognized in AOCI during the three and nine months ended October 1, 2010 were $0.3 million and $1.2 million, respectively.  For the three and nine months ended October 2, 2009, $0.7 million and $0.9 million, respectively, of net losses were recognized in AOCI.  There has been no ineffectiveness related to this arrangement since its inception.  For the three and nine months ended October 1, 2010, $0.5 million and $2.0 million, respectively, of losses on the interest rate swap were reclassified from AOCI to interest expense. For the three and nine months ended October 2, 2009, $0.7 million and $2.1 million, respectively, of losses on the interest rate swap were reclassified from AOCI to interest expense.   As of October 1, 2010, the Company expects to reclassify $1.7 million of net losses on the interest rate swap from AOCI to earnings during the next twelve months.

As of October 1, 2010 and December 31, 2009, the Company had no open commodity futures contracts, but in previous periods had copper and nickel futures contracts. The Company did not elect hedge accounting for these contracts, and therefore changes in the fair value were recognized in earnings.  For the three and nine months ended October 2, 2009, respectively, the consolidated statements of operations include $0.3 million and $1.9 million of unrealized gains as a result of changes in the fair value of these commodity contracts.  Realized losses on these commodity contracts of $0.2 million and $0.9 million were recognized in the three and nine months ended October 2, 2009, respectively.

The Company had foreign currency contracts with notional values of $4.5 million at October 1, 2010 and $10.5 million at December 31, 2009. The fair values of the contracts were liabilities of $0.1 million at October 1, 2010 and December 31, 2009, and are recorded in “Other accrued liabilities” and “Other liabilities” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts, and therefore changes in the fair value are recognized in earnings.  For the three and nine months ended October 1, 2010, respectively, the consolidated statements of operations include $0.7 million and less than $0.1 million of unrealized gains as a result of changes in the fair value of these contracts.  For the three and nine months ended October 2, 2009, respectively, the consolidated statements of operations include less than $0.1 million of unrealized gains and $0.4 million of unrealized losses as a result of changes in the fair value of these contracts.  Realized losses on these contracts of $0.1 million and $0.8 million, were recognized in the three and nine months ended October 1, 2010, respectively, and realized gains of $0.4 million and $0.8 million were recognized in the three and nine months ended October 2, 2009, respectively.

15. Commitments and Contingencies

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

Of the 24,799 pending claims, approximately 3,600 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,200 of such claims have been brought in the Supreme Court of New York County, New York; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 1,000 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. In Alabama, California, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Massachusetts, Maryland, Maine, Minnesota, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Wisconsin and West Virginia and in the U.S. Virgin Islands there are pending claims in both state and federal courts.  In  Arizona, Arkansas, Hawaii, Illinois, Missouri, Nebraska, Nevada, New Mexico and Oregon there are pending claims in the state courts.

Claims activity related to asbestos is as follows (1):

	Nine Months Ended
	October 1,	October 2,
	2010	2009

Claims unresolved at the beginning of the period	25,295	35,357
Claims filed (2)	2,952	2,512
Claims resolved (3)	(3,448)	(11,478)

Claims unresolved at the end of the period	24,799	26,391

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)
Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company has projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts.

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

Each subsidiary has separate, substantial insurance coverage acquired prior to Company ownership of each independent entity. In its evaluation of the insurance asset, the Company used differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

For one of the subsidiaries, on October 14, 2009, the Delaware Court of Chancery ruled that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business.  Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the assertion and belief that defense costs are outside policy limits, the Company expects to be responsible for approximately 10% of all future asbestos-related costs.

For this subsidiary, during the third quarter of 2010, an insolvent carrier that had written approximately $1.4 million in limits for which the subsidiary had assumed no recovery made a cash settlement offer of approximately $0.7 million.  As such, the subsidiary recorded a gain for this amount and a receivable from the insurer.

The subsidiary was notified during the third quarter of 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for twenty years that the limits of liability of its primary and umbrella layer policies had been exhausted.  Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier.  Certain first-layer excess insurers have defended and/or indemnified the subsidiary and/or agreed to defend and/or indemnify the subsidiary, subject to their reservations of rights and their applicable policy limits.

In 2003, the other subsidiary filed a lawsuit against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it.  Although none of these insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments.  For this subsidiary, it was determined by court ruling in the fourth quarter of 2007, that the allocation methodology mandated by the New Jersey courts will apply. Further court rulings in December of 2009, clarified the allocation calculation  related to amounts currently due from insurers as well as amounts the Company expects to be reimbursed for asbestos-related costs incurred in future periods.  The subsidiary expects to be responsible for approximately 14% of all future asbestos-related costs.

For this subsidiary, on October 14, 2010, the Superior Court of New Jersey ruled that certain primary policies were exhausted and ordered the court appointed Special Allocation Master to complete a loss allocation model of historical payments of asbestos-related costs and submit the model to the court no later than November 17, 2010.  This loss allocation model will assign responsibility for historical payments to insurance carriers as well as to the subsidiary.  The ruling resulted in a reduction to the current asbestos receivable of approximately $2.3 million and an increase to the long-term asbestos asset of approximately $0.4 million and a net charge to the asbestos liability and defense costs of $1.9 million.

The Company has established reserves of $438.4 million and $443.8 million as of October 1, 2010 and December 31, 2009, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $385.0 million and $389.4 million as of October 1, 2010 and December 31, 2009, respectively, for the insurance recoveries that are deemed probable during the same time period.  Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $53.3 million and $54.3 million as of October 1, 2010 and December 31, 2009, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $41.4 million and $45.9 million as of October 1, 2010 and December 31, 2009, respectively, for which insurance recovery is deemed probable.  The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”.  The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” and “Long-term asbestos insurance receivable” in the accompanying consolidated balance sheets.

The expense related to these liabilities and legal defense, net of estimated insurance recoveries, was $2.2 million and $4.2 million, respectively, for the three and nine months ended October 1, 2010 compared to income of $4.3 million and $1.2 million, respectively, for the three and nine months ended October 2, 2009.  Legal costs related to the subsidiaries’ action against their asbestos insurers were $2.3 million and $10.8 million for the three and nine months ended October 1, 2010, respectively, compared to $1.8 million and $8.8 million for the three and nine months ended October 2, 2009, respectively.

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

Guarantees

At October 1, 2010, there were $16.7 million of letters of credit outstanding.  Additionally, at October 1, 2010, we had issued $17.4 million of bank guarantees securing primarily customer prepayments, performance, and product warranties in our European operations.

General Litigation

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set.  The subsidiary intends to continue to defend this matter vigorously. At October 1, 2010, the Company’s consolidated balance sheet includes a liability, reflected in “Other liabilities”, related to this matter of $9.5 million.

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

•
other risks and factors, listed under the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 13, 2010 and as supplemented in this Quarterly Report on Form 10-Q.

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

Overview

We are a global supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We have a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. Our products serve a variety of applications in five strategic markets: commercial marine, oil and gas, power generation, defense and general industrial. We design and engineer our products to high quality and reliability standards for use in critical fluid handling applications where performance is paramount. We also offer customized fluid handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used. Our products are marketed principally under the Allweiler, Baric, Fairmount, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren and Zenith brand names. We believe that our brands are widely known and have a premium position in our industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the markets in which we participate, with Allweiler dating back to 1860.

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

Outlook

We believe that we are well positioned to grow our business organically over the long term by enhancing our product offerings and expanding our customer base in our strategic markets. The economic downturn, which began in 2008, had a significant impact on our orders, sales and operating profit in 2009.  We have seen recent improvement in all of our end markets.  However, we have had project delivery push-outs as well as order cancellations, primarily in our commercial marine business, which may continue for the remainder of 2010 and into 2011. We expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction over the long term.  We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.  In addition, we believe pending and future environmental regulations will enhance the demand for our products.  For 2010, we expect sales to be at similar levels to 2009, while we expect orders to increase significantly.  However, we are also likely to have additional order cancellations as well as delivery date extensions in the near term.  We expect sales to remain at similar levels in 2011 compared to 2010.

•
In the crude oil industry, we expect long term activity to remain favorable as capacity constraints and global demand drive further development of heavy oil fields.  In pipeline applications, we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership.  In refinery applications, a reduction in capital investment by our customers due to weak economic conditions has been negatively impacting sales and orders but we are beginning to see improvements.  Many projects that were delayed in 2009 are being restarted and we expect sales to be down and orders to be up significantly in 2010.  Sales and orders should continue to grow in 2011.

•
In the power generation industry, over the long term we expect activity in Asia and the Middle East to remain solid as economic growth and fundamental undersupply of power generation capacity continue to drive investment in energy infrastructure projects.  In the world’s developed economies, we expect efficiency improvements will continue to drive demand.  In 2010, we expect sales to be at similar levels and orders to be at similar levels to modestly down versus 2009.  For 2011, we expect sales to decline in part due to a policy decision to exit certain business in the Middle East earlier this year.

•
In the U.S. defense industry, we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns.  We expect growth in sales for 2010 and expect orders to decline as a result of the robust growth in orders in 2009 and the timing of projects.  We also expect sales to be up in 2011 while orders will continue to be down due to the timing of ship building programs which can be highly variable.

•
In the general industrial market, we expect long-term demand to be driven by capital investment.  While this market is very diverse, orders in 2009 declined compared to 2008 in all submarkets and most significantly in the chemical, distribution, machinery support and building products markets and in portions of the general industrial market, primarily in Europe and North America.  We expect significant growth in orders in 2010 and we expect sales to be at similar levels to modestly up compared to 2009.  Assuming general economic conditions continue to improve, we would expect sales and orders to be up in 2011 over 2010.

Our global manufacturing sales and distribution network, enhanced by our acquisition of Baric, allows us to target fast growing regions throughout the world. We have production and distribution facilities in India and China and opened a Middle East sales and engineering office in Bahrain in 2009. We intend to leverage these investments to grow our market share in these emerging markets and plan to continue to invest in sales and marketing resources to increase our overall coverage.

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the three and nine months ended October 1, 2010, aftermarket sales and services represented approximately 23% and 25%, respectively, of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that our extensive experience in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Based on declining orders and our culture of continuous improvement, we initiated a series of restructuring actions beginning in 2009 to better position our cost structure for future periods.  We continue to monitor order rates and will adjust our manufacturing capacity and cost structure as demand warrants.

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

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended October 1, 2010 and October 2, 2009 is affected by the following items:

Acquisitions

Acquisitions affect our reported results and can make period to period comparisons of results difficult.  As a result, we disclose our sales growth between periods both from existing and acquired businesses.

On August 19, 2010, we completed the acquisition of Baric for $27.0 million, net of cash acquired and subject to final adjustments under the purchase agreements.  Baric is a supplier of highly engineered fluid handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom.  Intangible assets acquired were approximately $32.5 million, including approximately $12.5 million of goodwill.

On August 31, 2009, we completed the acquisition of PD-Technik Ingenieurbüro GmbH (“PD-Technik”), a provider of marine aftermarket related products and services located in Hamburg, Germany, for $1.3 million, net of cash acquired in the transaction.

Foreign Currency Fluctuations

A significant portion of our sales, approximately 67% for both the three and nine months ended October 1, 2010, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, most notably the Euro and the Swedish Krona. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and are quantified, when significant, in our discussion of the results of our operations.

Restructuring and Other Related Charges

To better position the Company’s cost structure for future periods, our results for the three and nine months ended October 1, 2010 include $2.4 million and $9.5 million, respectively, of restructuring and other related charges.  Our results for the three and nine months ended October 2, 2009 include $9.6 million and $10.8 million, respectively, of restructuring and other related charges.  The costs incurred in the nine months ended October 1, 2010 include $2.2 million of termination benefits, including $0.6 million of non-cash stock-based compensation expense, related to the departure of the Company’s former President and CEO in January 2010.  Additionally, the costs incurred in the nine months ended October 1, 2010 include $1.3 million of termination benefits related to the October 2010 departures of the Company’s former CFO and General Counsel.

Asbestos Liability and Defense Costs (Income)

Asbestos liability and defense costs (income) is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period.

The table below presents asbestos liability and defense costs (income) for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Amounts in millions)	2010	2009	2010	2009

Asbestos liability and defense costs (income)	$2.2	$(4.3)	$4.2	$(1.2)

Asbestos liability and defense costs were $2.2 million and $4.2 million for the three and nine months ended October 1, 2010, respectively, compared to income of $4.3 million and $1.2 million for the three and nine months ended October 2, 2009, respectively. The increase in asbestos liability and defense costs for the three and nine months ended October 1, 2010 was primarily attributable to a net pretax gain of $5.7 million recorded in the third quarter of 2009, comprised of a $17.3 million increase in the insurance asset as a result of a favorable court ruling and a determination that defense costs do not erode insurance limits, offset by an $11.6 million increase to the asbestos liability arising from a revision to our 15 year estimate of asbestos-related liabilities.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expenses include legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries.

The table below presents coverage litigation expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Amounts in millions)	2010	2009	2010	2009

Asbestos coverage litigation expenses	$2.3	$1.8	$10.8	$8.8

Legal costs related to the subsidiaries’ action against their asbestos insurers were $2.3 million and $10.8 million for the three and nine months ended October 1, 2010, respectively, compared to $1.8 million and $8.8 million for the three and nine months ended October 2, 2009, respectively.  The increase in the three and nine months ended October 1, 2010 is primarily due to costs incurred by one of our subsidiaries related to the trial of its litigation against a number of its insurers and its former parent that began in January 2010.

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

The following tables present components of our sales and order growth (decline), as well as, sales by fluid handling product for the periods indicated:

(Amounts in millions)	Sales		Orders

Three Months Ended October 2, 2009	$128.5		$117.2

Components of Change:
Existing businesses	7.6	5.9%	9.4	8.1%
Acquisitions	3.0	2.3%	3.0	2.5%
Foreign currency translation	(6.7)	(5.2)%	(5.5)	(4.7)%
Total	3.9	3.0%	6.9	5.9%
Three Months Ended October 1, 2010	$132.4		$124.1

					Backlog at
(Amounts in millions)	Sales		Orders		Period End

Nine Months Ended October 2, 2009	$394.1		$360.8		$325.3

Components of Change:
Existing businesses	(20.0)	(5.0)%	36.2	10.1%	(7.2)	(2.2)%
Acquisitions	4.6	1.2%	4.7	1.3%	42.3	13.0%
Foreign currency translation	(3.4)	(0.9)%	(2.5)	(0.7)%	(9.2)	(2.8)%
Total	(18.8)	(4.7)%	38.4	10.7%	25.9	8.0%
Nine Months Ended October 1, 2010	$375.3		$399.2		$351.2

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Amounts in millions)	2010	2009	2010	2009
Net Sales by Product:
Pumps, including aftermarket parts and service	$106.6	$107.2	$313.4	$336.7
Systems, including installation service	21.5	17.7	48.8	49.1
Valves	3.4	3.1	10.3	6.4
Other	0.9	0.5	2.8	1.9
Total net sales	$132.4	$128.5	$375.3	$394.1

As detailed above, for the three months ended October 1, 2010, sales from existing businesses increased by 5.9% over the three months ended October 2, 2009, driven by higher demand in the general industrial, power generation and commercial marine end markets, partially offset by decreased demand in the oil and gas and defense end markets.  Foreign currency translation negatively impacted sales by 5.2%, primarily due to a stronger average U.S. dollar against the Euro exchange rate in the third quarter of 2010 compared to the same period in 2009. For the nine months ended October 1, 2010, sales from existing businesses decreased by 5.0% over the nine months ended October 2, 2009.  Additionally, foreign currency translation negatively impacted sales by 0.9%, primarily due to a stronger average U.S. dollar against the Euro exchange rate in the nine months of 2010 compared to the same period in 2009. The decrease in sales from existing businesses was primarily attributable to lower demand in the oil and gas and commercial marine end markets, partially offset by higher demand in the defense and general industrial end markets.

Orders, net of cancellations, from existing businesses increased 8.1% for the three months ended October 1, 2010 over the three months ended October 2, 2009, which was partially offset by a negative currency translation effect of 4.7%. The increase in orders from existing businesses was primarily attributable to increased demand in the general industrial and oil and gas end markets.  Orders, net of cancellations, from existing businesses increased 10.1% for the nine months ended October 1, 2010 over the nine months ended October 2, 2009, partially offset by a negative currency translation effect of 0.7%. The increase in orders from existing businesses was primarily due to increased demand in the commercial marine, general industrial and oil and gas end markets, partially offset by lower demand in the defense end market.  We experienced commercial marine order cancellations of approximately $3.9 million and $10.1 million for the three and nine months ended October 1, 2010, respectively, compared to $0.7 million and $18.6 million for the three and nine months ended October 2, 2009, respectively.  Backlog as of October 1, 2010 of $351.2 million decreased $7.2 million, or 2.2%, excluding the impact of foreign currency translation and acquisitions, as compared to $325.3 million at October 2, 2009. Since July 2, 2010, backlog decreased $9.7 million, or 3.2%, excluding the impact of foreign currency translation and acquisitions.  The Baric acquisition added $42.3 million to backlog in the quarter ending October 1, 2010.

Gross Profit

The following table presents our gross profit figures for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Amounts in millions)	2010	2009	2010	2009

Gross profit	$47.1	$46.2	$131.8	$138.8
Gross profit margin	35.6%	35.9%	35.1%	35.2%

Gross profit of $47.1 million for the three months ended October 1, 2010 increased from $46.2 million for the three months ended October 2, 2009. Gross profit from existing businesses increased $2.4 million, with an additional increase of $0.7 million due to the Baric and PD-Technik acquisitions, partially offset by a $2.2 million negative impact of foreign exchange rates.  Gross profit margin decreased to 35.6% for the three months ended October 1, 2010 from 35.9% for the three months ended October 2, 2009. The margin decrease was driven by lower pricing and an unfavorable product mix shift, partially offset by higher productivity.

Gross profit of $131.8 million for the nine months ended October 1, 2010 decreased from $138.8 million for the nine months ended October 2, 2009. Gross profit from existing businesses decreased $7.5 million, with an additional $0.8 million negative impact of foreign exchange rates, partially offset by an increase of $1.3 million due to the acquisitions of Baric and PD-Technik. Gross profit margin for the nine months ended October 1, 2010 was flat compared to the nine months ended October 2, 2009, as margin declines driven by lower pricing and an unfavorable product mix shift were partially offset by restructuring program cost savings and higher productivity.

Selling, General and Administrative Expenses (“SG&A”)

The following table presents our selling, general and administrative expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Amounts in millions)	2010	2009	2010	2009

SG&A expenses	$29.9	$27.9	$87.8	$85.5
SG&A expenses as a percentage of sales	22.6%	21.7%	23.4%	21.7%

Selling, general and administrative expenses of $29.9 million for the three months ended October 1, 2010 increased from $27.9 million in the three months ended October 2, 2009. Excluding a $0.2 million net unfavorable impact of foreign exchange rates and acquisitions, SG&A increased $1.9 million, driven by higher volume-related commission expenses and increased incentive compensation expense.

 Selling, general and administrative expenses of $87.8 million for the nine months ended October 1, 2010 increased from $85.5 million in the nine months ended October 2, 2009. Excluding a $1.5 million net unfavorable impact of foreign exchange rates and acquisitions, SG&A increased $0.9 million, due to unfavorable changes in the fair value of commodity and foreign currency derivatives, which were partially offset by restructuring program cost savings.

Operating Income

The table below presents operating income data for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Amounts in millions)	2010	2009	2010	2009

Operating income	$8.6	$9.7	$14.8	$30.3
Operating margin	6.5%	7.5%	3.9%	7.7%

Operating income for the three months ended October 1, 2010 decreased $1.1 million to $8.6 million from $9.7 million for the three months ended October 2, 2009. Excluding a $1.5 million net unfavorable impact of foreign currency exchange rates and acquisitions, operating income increased $0.5 million, primarily due to higher sales volumes and cost productivity, partially offset by lower pricing and an unfavorable product mix shift.

Operating income for the nine months ended October 1, 2010 decreased $15.5 million to $14.8 million from $30.3 million for the nine months ended October 2, 2009. Excluding a $0.9 million net unfavorable impact of foreign currency exchange rates and acquisitions, the decline in operating income was primarily due to lower pricing, an unfavorable product mix shift and lower sales volumes, partially offset by cost savings, including restructuring program cost savings.

Interest Expense

For a description of our outstanding indebtedness, please refer to “—Liquidity and Capital Resources” below.

Interest expense was $1.5 million and $1.8 million for the three months ended October 1, 2010 and October 2, 2009, respectively.  A decrease in the notional value of our interest rate swap from $75 million to $50 million on June 30, 2010 caused our overall weighted-average effective interest rate to decline from 5.6% for the three months ended October 2, 2009 to 4.9% for the three months ended October 1, 2010.

Interest expense was $5.1 million and $5.5 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.  A decrease in the notional value of our interest rate swap from $75 million to $50 million on June 30, 2010 caused our overall weighted-average effective interest rate to decline from 5.6% for the nine months ended October 2, 2009 to 5.4% for the nine months ended October 1, 2010.

Provision for Income Taxes

The effective income tax rates for the three and nine months ended October 1, 2010 were 17.1% and 22.3%, respectively.  The effective tax rate for the three and nine months ended October 1, 2010 differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate and a net decrease to our unrecognized tax benefits.  The net decrease to our unrecognized tax benefits was primarily due to the successful resolution of 2003 tax audit issues.

For the three and nine months ended October 2, 2009, the effective tax rates, respectively of 29.3% and 31.2% were lower than the U.S. statutory rate, including the impact of the reduction of the Swedish tax rate from 28% to 26.3% that is applied to our Swedish operations, offset in part by a net increase to our valuation allowance and unrecognized tax benefits.

The effective tax rates for the three and nine months ended October 1, 2010 are lower than the corresponding prior periods generally due to the relative impact of the net change in our unrecognized tax benefits on income before taxes of $7.1 million and $9.7 million, respectively, in the current periods compared to the impact of the net change in our unrecognized tax benefits and other discrete items on income before taxes for the three and nine months ended October 2, 2009 of $7.8 million and $24.8 million, respectively.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our credit facility. We expect that our primary ongoing requirements for cash will be for working capital, funding for potential acquisitions, capital expenditures, asbestos-related outflows and pension plan funding. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.  As of October 1, 2010, we had approximately $133.3 million available on our revolver loan and we had $42.8 million of cash.

Borrowings

During the nine months ended October 1, 2010, we repaid $6.3 million of the outstanding balance of our Term A Note, leaving $85.0 million outstanding at the end of the period.  At October 1, 2010, the interest rate on the Term A Note was 2.8%, inclusive of 2.5% margin, and the annual commitment fee on our $150.0 million revolver was 0.5%. At October 1, 2010, there was $16.7 million outstanding on the letter of credit sub-facility, leaving approximately $133.3 million available under the revolver loan.  Of the total $133.3 million available, it is unlikely that we would be able to draw on Lehman Brothers’ $6.0 million commitment due to their bankruptcy and resulting default under the terms of the revolver.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under our credit agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. Our credit agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, our credit agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0, measured at the end of each quarter for the previous twelve months. If the Company does not comply with the various covenants under our credit agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company believes it is in compliance with all such covenants as of October 1, 2010 and expects to be in compliance for the next 12 months.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Nine Months Ended
	October 1,	October 2,
(Amounts in millions)	2010	2009

Net cash provided by operating activities	$35.3	$34.0

Purchases of fixed assets	(9.4)	(7.8)
Acquisitions, net of cash acquired	(27.0)	(1.3)
Other sources, net	0.1	0.3
Net cash used in investing activities	$(36.3)	$(8.8)

Repayment of borrowings	(6.3)	(3.8)
Other sources (uses), net	0.7	(0.4)
Net cash used in financing activities	$(5.6)	$(4.2)

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items impact reported cash flows. Changes in significant operating cash flow items are discussed below.

•
Cash paid for asbestos-related costs net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, created variability in our operating cash flows. For the nine months ended October 1, 2010, net cash paid for asbestos-related costs, net of insurance settlements received, was $7.6 million.  For the nine months ended October 2, 2009, net cash paid for asbestos-related costs, net of insurance settlements received, was $13.0 million.

•
Funding requirements of our defined benefit plans, including both pensions and other post-retirement benefits, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the nine months ended October 1, 2010 and October 2, 2009, cash contributions for defined benefit plans were $10.7 million and $4.3 million, respectively.

•	Changes in working capital also affected the operating cash flows for the periods presented. We define working capital as trade receivables plus inventories less accounts payable.

•
Working capital, excluding the effects of acquisitions and foreign currency translation, declined $16.7 million from December 31, 2009 to October 1, 2010, primarily due to a decrease in inventory levels as a result of inventory reduction programs and higher customer advance payments on work in process, as well as due to an increase in accounts payable.

•
Net working capital as a percentage of sales is a key ratio that we use to measure working capital efficiency. For the nine months ended October 1, 2010 and October 2, 2009, net working capital as a percentage of annualized sales was 21.8% and 24.7%, respectively.

Investing activities consist primarily of purchases of fixed assets and cash paid for acquisitions.

•
In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of annual revenues.

•
On August 19, 2010, we completed the acquisition of Baric, a supplier of highly engineered fluid handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom, for $27.0 million, net of cash acquired in the transaction.

•
On August 31, 2009, we completed the acquisition of PD-Technik, a provider of marine aftermarket related products and services located in Hamburg, Germany, for $1.3 million, net of cash acquired in the transaction.

Financing cash flows consist primarily of repayments of indebtedness.

•	During the nine months ended October 1, 2010, we repaid $6.3 million of long-term borrowings.

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

During the period ended October 1, 2010, the Company changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fourth quarter to the first day of the fourth quarter.  The Company adopted this change in timing in order to provide additional time to quantify the fair value of our reporting units and, if necessary, to determine the implied fair value of goodwill.  This change in timing will also reduce the likelihood that the annual impairment analysis would not be completed by the required filing date of the Company’s annual financial statements.  The revised date also better aligns with our strategic planning and budgeting process, which is an integral component of the impairment testing. In accordance with GAAP, the Company will also perform interim impairment testing should circumstances requiring it arise.  We believe this accounting change is preferable and does not result in the delay, acceleration, or avoidance of an impairment charge.

There have been no other significant changes for the nine months ended October 1, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 13, 2010.

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

Information concerning market risk for the nine months ended October 1, 2010 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at October 1, 2010 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements.  A hypothetical increase in the interest rate of 1.00% on the portion of our variable rate debt that is not hedged during the nine months ended October 1, 2010 would have increased our interest cost by approximately $0.2 million.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreased to $50 million on June 30, 2010 and will decrease to $25 million on June 30, 2011, and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $2.2 million at October 1, 2010.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the nine months ended October 1, 2010, approximately 67% of our sales were derived from operations outside the U.S., with approximately 63% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, the income before income taxes for the nine months ended October 1, 2010 would have decreased by $2.6 million.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure; however, as of October 1, 2010, we had no open copper or nickel futures contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Management, in consultation with the Audit Committee has concluded that the restatement on Form 10-K/A for the period ended December 31, 2009 and on Form 10-Q/A for the periods ended April 2, 2010 and July 2, 2010, constituted a material weakness in the Company’s internal control over financial reporting.  As a result of the material weakness, management has concluded that the Company’s disclosure controls and procedures at October 1, 2010 were not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

The financial statements for the period covered by this report were prepared with particular attention to the material weakness. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company has implemented certain additional controls that it believes will significantly reduce the potential for similar issues to arise in the future.

Changes in Internal Control over Financial Reporting

Management and the Board of Directors are committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Subsequent to the period covered by this report, management has implemented measures to remediate the material weakness in internal control over financial reporting described above. Specifically, we have implemented procedures to enhance the maintenance and review of participant data for benefit plans.  As part of the Company’s fiscal 2010 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the implemented controls to ascertain whether they are designed and operating effectively.  Management believes the implemented controls will remediate the above identified material weakness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part I, Item 1, Note 15, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  The following risk factors are provided to supplement and update the Risk Factors section of our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on December 13, 2010 (the “Annual Report”). You should carefully consider the risks set forth in the Risk Factors section of the Annual Report, as supplemented and updated by the risk factors set forth below.

Efforts to realign our operating platform could disrupt our business and affect our results of operations.

In recognition of our evolving global business, we are moving from a business-unit structure to a global-function operating structure.  We believe this strategic realignment will better allow us to deliver customer-centric fluid handling solutions.  Inherent in any realignment of operations are risks related to our ability to structure our business in a way that accomplishes our goals and best responds to customer needs without causing disruption to our ongoing business.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement between Colfax Corporation and C. Scott Brannan*

10.2	Financial Advisory Services Agreement between Colfax Corporation and G. Scott Faison

10.3	Legal Advisory Services Agreement between Colfax Corporation and Thomas M. O’Brien

18.1	Preferability Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 22, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:   Colfax Corporation

By:

/s/ CLAY H. KIEFABER	President and Chief Executive Officer	December 13, 2010
Clay H. Kiefaber	(Principal Executive Officer)

/s/ C. SCOTT BRANNAN	Senior Vice President, Finance and	December 13, 2010
C. Scott Brannan	Chief Financial Officer
(Principal Financial and Accounting Officer)