Form 10-K
period 2010-12-31
Colfax CORP
filed 2011-02-25
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34045

Colfax Corporation
 (Exact name of registrant as specified in its charter)

Delaware	54-1887631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8170 Maple Lawn Boulevard, Suite 180 Fulton, Maryland	20759
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 301-323-9000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.001 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐   No   ☒

The aggregate market value of common shares held by non-affiliates of the Registrant on July 2, 2010 was $253,477,763 based upon the closing price of the registrant's common shares as quoted on the New York Stock Exchange composite tape on such date.

As of January 31, 2011, the number of shares of registrant’s common stock outstanding was 43,414,344.

EXHIBIT INDEX APPEARS ON PAGE 85

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year covered by this report. With the exception of the sections of the 2011 proxy statement specifically incorporated herein by reference, the 2011 proxy statement is not deemed to be filed as part of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	our recent substantial leadership turnover and realignment;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weakness in our internal control over financial reporting; and

•	others risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K.

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

We currently serve markets that have a need for highly engineered, critical fluid handling solutions and are global in scope. Our strategic markets include:

Strategic Markets	Applications
Commercial Marine	Fuel oil transfer; lubrication; water and wastewater handling; cargo handling

Oil and Gas	Crude oil gathering; pipeline services; unloading and loading; rotating equipment lubrication; lube oil purification

Power Generation	Fuel unloading, transfer, burner and injection; rotating equipment lubrication

Global Defense	Fuel oil transfer; oil transport; water and wastewater handling; firefighting; fluid control

General Industrial	Machinery lubrication; hydraulic elevators; chemical processing; pulp and paper processing; food and beverage processing; distribution

We serve a global customer base across multiple markets through a combination of direct sales and marketing associates and third-party distribution channels.  Our customer base is highly diversified and includes commercial, industrial and government customers such as Alfa Laval Group, General Dynamics Corporation, Siemens AG, the U.S. Navy and various sovereign navies around the world. Our business is not dependent on any single customer or a few customers.  In 2010, no single customer represented more than 6% of sales.

Our business began with an initial investment by our founders in 1995 with the intention to acquire, manage and create a world-class industrial manufacturing company. We seek to acquire businesses with leading market positions and brands that exhibit strong cash flow generation potential. With our management expertise and the introduction of CBS into our acquired businesses, we pursue growth in revenues, improvements in operating margins and increasing cash flow.

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

•	In November 2007, we acquired Fairmount, an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy.

•	In August 2009, we acquired PD-Technik, a provider of marine aftermarket related products and services.

•	In August 2010, we acquired Baric Group, a premier supplier of engineered fluid handling systems primarily for the oil and gas market.

In addition to our acquisitions, in 2005 we opened a green-field production facility in Wuxi, China to manufacture and assemble complete products and systems for our customers in China and other Asian markets and to supply low cost components and parts for our existing operations.

Our Industry

Based on industry data supplied by The Freedonia Group and European Industrial Forecasting, we estimate the worldwide fluid handling market, which we define as industrial pumps, valves, and gaskets and seals, to have been $130 billion in 2009. Within this market, we primarily compete in the estimated $5 billion global rotary positive displacement pump market, a sub-section of the estimated $14 billion positive displacement pump market. We are also a competitor in the estimated $28 billion centrifugal pump market and the estimated $50 billion valve market.

We believe that there are over 9,000 companies competing in the worldwide fluid handling industry. The fluid handling industry’s customer base is broadly diversified across many sectors of the economy, and we believe customers place a premium on quality, reliability, availability, design and application engineering support. Because products in the fluid handling industry often are used as components in critical applications, we believe the most successful industry participants are those that have the technical capabilities to meet customer specifications, offer products with reputations for quality and reliability, and can provide timely delivery and strong aftermarket support.

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

Extensive Global Sales, Distribution and Manufacturing Network.   We sell our products through more than 400 direct sales, customer service and marketing associates and approximately 185 authorized distributors in more than 95 countries. We believe that our global reach within the highly fragmented, worldwide fluid handling industry provides us with an ability to better serve our customers. Our European, North American and Asian manufacturing capabilities provide us with the ability to optimize material sourcing, transportation and production costs and reduce foreign currency risk.

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

Large Installed Base Generating Aftermarket Sales and Service.   With a history dating back to 1860, we have a significant installed base across numerous industries. Because of the critical applications in which our products are used and the high quality and reliability of our products, we believe there is a tendency to replace “like for like” products. This tendency leads to significant aftermarket demand for replacement products as well as for spare parts and service. In the year ended December 31, 2010, approximately 24% of our revenues were derived from aftermarket sales and services.

Broad and Diverse Customer Base.   Our customer base spans numerous industries and is geographically diverse. Approximately 75% of our sales in 2010 were delivered to customers outside of the U.S. In addition, no single customer represented more than 6% of our sales during this period.

Leadership Team with Focus on CBS and Experience in Integrating Acquisitions.   We are led by a senior leadership team with experience in the application of CBS methodology to all aspects of industrial manufacturing operations. We believe that we have extensive experience in acquiring and effectively integrating attractive acquisition targets.

Growth Strategy

We intend to continue to increase our sales, expand our geographic reach, broaden our product offerings, and improve our profitability through the following strategies:

•
Apply CBS to Drive Profitable Sales Growth and Increase Shareholder Value.    The core element of our operating philosophy is CBS. CBS focuses our organization on continuous improvement and performance goals by empowering our associates to develop innovative strategies to meet customer needs. Rather than a static process, CBS continues to evolve as we benchmark ourselves against best-in-class industrial companies.

Beyond the traditional application of cost control, overhead rationalization, global process optimization, and implementation of lean manufacturing techniques, we utilize CBS to identify strategic opportunities to enhance future sales growth. The foremost principle of CBS is the Voice of the Customer, which drives our activities to continuously improve customer service, product quality, delivery and cost. The Voice of the Customer is instrumental in the development of differentiated products, services and solutions by utilizing a formal interview process with the end users of our products to identify “pain points” or customer needs. By engaging end users in the discussion, rather than solely relying on salespeople or channel partners for anecdotal input, we see the real issues and opportunities. We then prioritize these opportunities with the intention of implementing novel or breakthrough ideas that uniquely solve end-user needs. As we continue to apply the methodology of CBS to our existing business as well as to future acquisitions, we believe that we will be able to continue to introduce differentiated products and solutions, improve operating margins and increase the asset utilization of our businesses. As a result, we believe we can create profitable sales growth, generate excess cash flow to fund future acquisitions and increase shareholder value.

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

Oil and Gas— We provide a broad portfolio of fluid handling products for many oil and gas applications around the world. In particular, we have a strong presence in oil field tank farms, pipelines and refineries and also in Floating Production Storage and Offloading (FPSO) installations. We intend to continue to execute our strategy in the global crude oil transport market by targeting applications where our products can replace less efficient fluid handling alternatives. We also intend to leverage our position as a leading supplier of 2-screw pumps by developing complex turnkey systems to capture the growing need for fluid handling solutions that can undertake the difficult task of handling varying mixtures of heavy crude oil, natural gas and water at the same time. Additionally, we expect to continue to broaden our presence within the refinery market through our acquisition of Baric Group. We are also adding resources to the growing oil and gas markets around the world, including Asia, the Middle East and developing nations.

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

Global Defense— For over 90 years we have supplied our specialty centrifugal and screw pumps to sovereign navies around the world, including the U.S. Navy and most of the major navies in Europe. With the acquisitions of Portland Valve and Fairmount, we broadened our offering to include specialty valves and advanced control systems, respectively. We intend to continue to design, manufacture and sell high value fluid handling systems in order to meet the evolving requirements and standards of the navies around the world. Our engineers are also working with the U.S. Navy to incorporate electronics and advanced control algorithms into our products. We are also focused on expanding our repair and service capabilities as work is outsourced to private shipyards. As part of this strategy, we have established a waterfront repair and service facility in San Diego, California to complement our Portland, Maine facility in order to provide more responsive aftermarket support to the U.S. Navy.

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

•
Develop Differentiated Products, Applications and Technologies.   We will continue to engineer our key products to meet the needs of new and existing customers and also to improve our existing product offerings to strengthen our market position. We plan to continue to develop technological, or “SMART,” solutions, which incorporate advanced electronics, sensors and controls, through the use of our Voice of the Customer process to solve specific customer needs. We believe our SMART solutions will reduce our customers’ total cost of ownership by providing real-time diagnostic capabilities to minimize downtime, increase operational efficiency and avoid unnecessary costs. We also intend to leverage Fairmount’s portfolio of advanced controls into our broader industrial offerings to develop innovative SMART fluid handling solutions.

•
Grow Our Offerings of Systems and Solutions.   We will continue to provide high value added fluid handling solutions by utilizing our engineering and application expertise along with our brand recognition and sales channels to drive incremental revenue. We intend to establish regional system manufacturing capabilities to address our customers’ desire to purchase turnkey modules and their preference for outsourced assembly.

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

Our acquisition strategy considers a broad range of industrial businesses, including businesses in or complementary to our existing business, as well as industrial businesses not associated with fluid handling.  It is likely that our acquisition efforts will focus on similar or complementary businesses in the near term.

Products

We design, manufacture and distribute fluid handling products that transfer or control liquids in a variety of applications. We also sell replacement parts and perform repair services for our manufactured products.

Our primary products, brands and their end uses include:

Fluid Handling Products	Primary Brands	Primary End Uses
Pumps	Allweiler, Houttuin, Imo, Warren, Tushaco and Zenith	Commercial marine, oil and gas, machinery lubrication, power generation, defense, chemical and commercial construction

Fluid Handling Systems	Allweiler, Baric, Fairmount, Houttuin, Imo, LSC and Warren	Commercial marine, oil and gas, power generation and defense

Specialty Valves	Portland Valve	Global defense

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

Fluid Handling Systems

We manufacture complete fluid handling systems used primarily in the oil and gas, power generation, commercial marine and global defense markets. We offer turnkey systems and support, including design, manufacture, installation, commission and service. Our systems include:

•	lubrication systems, which are used in rotating equipment in oil refineries and other process industries;

•	custom designed packages used in crude oil pipeline applications;

•	lubrication and fuel forwarding systems used in power generation turbines;

•	complete packages for commercial marine engine rooms; and

•	fire suppression systems for navy applications.

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

The markets we serve are highly fragmented and competitive. Because we compete in selected niches of the fluid handling industry, there is not any single company that competes directly with us across all of our markets. As a result, we have many different competitors in each of our strategic markets. In the commercial marine market, we compete primarily with Naniwa Pump Manufacturing Co., Ltd., Shinko Industries, Ltd., Shin Shin Machinery Group Co., Ltd. and Taiko Kikai Industries Co., Ltd. In the oil and gas market, we compete primarily with Joh. Heinr. Bornemann GmbH and Leistritz Pumpen GmbH. In the power generation market, we compete primarily with Buffalo Pumps, a subsidiary of Ampco-Pittsburgh Corporation. In the global defense market, we compete primarily with Buffalo Pumps, Carver Pump Company, Curtiss-Wright Corporation and Tyco International, Inc.

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

Expenditures for research and development for the years ended December 31, 2010, 2009 and 2008 were $6.2 million, $5.9 million and $5.9 million, respectively.

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

Raw Materials and Backlog

We obtain raw materials, component parts and supplies from a variety of sources, generally each from more than one supplier. Our principal raw materials are metals, castings, motors, seals and bearings. Our suppliers and sources of raw materials are based in the United States and other countries. We believe that our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Manufacturing turnaround time is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and may range from days to several years.  Backlog of orders as of December 31, 2010 was $313.5 million, compared with $290.9 million as of December 31, 2009.  We expect to ship approximately 70% of our December 31, 2010 backlog during 2011; however, orders are subject to postponement or cancellation.

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

Associates

The following table presents our worldwide associate base as of the periods indicated:

	Year ended December 31,
	2010	2009	2008

North America	638	598	739
Europe	1,260	1,189	1,276
Asia and Middle East	262	254	299

Total	2,160	2,041	2,314

There are 39 associates in the United States covered by a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA). The contract with the union expires December 4, 2011 and provides for wage increases ranging from 3.5% to a maximum of 3.8% per year.  In addition, approximately 49% of our associates are represented by foreign trade unions, by law, in Germany, Sweden and the Netherlands, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Government Contracts

Sales to U.S. government defense agencies and government contractors constituted approximately 10% of our revenue in 2010. We are subject to business and cost accounting regulations associated with our U.S. government defense contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. government defense contracts.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 1998.  Our principal executive offices are located at 8170 Maple Lawn Boulevard, Suite 180, Fulton, MD 20759, and our main telephone number at that address is (301) 323-9000.  Our corporate website address is www.colfaxcorp.com.

We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, Colfax Corporation, 8170 Maple Lawn Boulevard, Suite 180, Fulton, MD 20759, telephone (301) 323-9000. Information contained on our website is not incorporated by reference in this report.

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

Risks Related to Our Business

Changes in the general economy and the cyclical nature of our markets could harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy. Any sustained weakness in demand, downturn or uncertainty in the global economy could reduce our sales and profitability, and result in restructuring efforts. Restructuring efforts are inherently risky and we may not be able to predict the cost and timing of such actions accurately or properly estimate the impact on demand, if any.  We also may not be able to realize the anticipated savings we expected from restructuring activities.  In addition, our products are sold in many industries, some of which are cyclical and may experience periodic downturns. Cyclical weakness in the industries we serve could lead to reduced demand for our products and affect our profitability and financial performance.  In 2010 the effects of the global economic slowdown started to recede in some markets but we still see sluggish demand and less than robust growth in certain areas.

We believe that many of our customers and suppliers are reliant on liquidity from global credit markets and in some cases, require external financing to purchase products or finance operations. Lack of liquidity or inability to access the credit markets by our customers could impact our ability to collect amounts owed to us. Further, lack of liquidity by financial institutions could impact our ability to fully access our existing credit facility.

The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

In the year ended December 31, 2010, we derived approximately 66% of our sales from operations outside of the U.S. and have manufacturing facilities in eight countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. are subject to risks inherent in doing business outside the U.S. These risks include:

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

We are exposed to fluctuations in currency exchange rates. In the year ended December 31, 2010, approximately 66% of our sales were derived from operations outside the U.S.  A significant portion of our revenues and income are denominated in Euros, Swedish Kronor and Norwegian Kroner. Consequently, depreciation of the Euro, Krona or Krone against the U.S. dollar has a negative impact on the income from operations of our European operations. Large fluctuations in the rate of exchange between the Euro, the Krona, the Krone and the U.S. dollar could have a material adverse effect on our results of operations and financial condition.

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

In order to maintain and enhance our competitive position, we intend to continue our investment in manufacturing quality, marketing, customer service and support, and distribution networks. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than we do to new technologies or evolving customer requirements. Some of our competitors may have greater financial, marketing and research and development resources than we have. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to lower the prices of some of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business and results of operations.

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

We intend to pay for future acquisitions using  cash, capital stock, notes, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. We cannot be sure that this additional financing will be available or, if available, will be on terms acceptable to us. Further, high volatility in the equity markets and in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to implement fully our business strategy.  Even if future debt financing is available, it may result in (1) increased interest expense, (2) increased term loan payments, (3) increased leverage, and (4) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may dilute our existing stockholders.

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

In recognition of our evolving global business, we are moving from a business-unit structure to a global-functional operating structure.  We believe this strategic realignment will better allow us to deliver customer-centric fluid handling solutions.  Inherent in any realignment of operations are risks related to our ability to structure our business in a way that accomplishes our goals and best responds to customer needs without causing disruption to our ongoing business.

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

In addition, one of our foreign subsidiaries made a small number of sales from 2003 through 2007 totaling approximately $60,000 in the aggregate to two customers in Cuba which may have been made in violation of regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Cuba is also identified by the U.S. State Department as a state sponsor of terrorism. We have submitted a disclosure report to OFAC regarding these transactions. On December 5, 2008, the Company executed a tolling agreement with the OFAC extending the statute of limitations for the investigation until May 1, 2011. As a result of these sales, we may be subject to fines or other sanctions.

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

Approximately 49% of our employees are represented by foreign trade unions. If the representation committees responsible for negotiating with these unions on our behalf are unsuccessful in negotiating new and acceptable agreements when the existing agreements with our employees covered by the unions expire or if the foreign trade unions chose not to support our restructuring programs, we could experience business disruptions or increased costs.

As of December 31, 2010, we had 1,524 employees in foreign locations. In certain countries, labor and employment laws are more restrictive than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment. In Germany, Sweden and the Netherlands, by law, some of our employees are represented by trade unions in these jurisdictions, which subjects us to employment arrangements very similar to collective bargaining agreements. If our employees represented by foreign trade unions were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs and lost revenue.

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

The loss of key leadership could have a material adverse effect on our ability to run our business.

We may be adversely affected if we lose members of our senior leadership. We are highly dependent on our senior leadership team as a result of their expertise.  During 2010 we added several new members to our senior leadership team, including Clay H. Kiefaber, our President and Chief Executive Officer, and C. Scott Brannan, our Senior Vice President, Finance and Chief Financial Officer.  The loss of key leadership or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us and our business.

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

The market price for our common stock has experienced a high level of volatility and may continue to do so in the future. During the period from our initial public offering (IPO) to December 31, 2010, our common stock traded between $5.33 and $28.35 per share.  At any given time, you may not be able to sell your shares at a price that you think is acceptable.  The market liquidity for our stock is relatively low. As of December 31, 2010, we had 43,413,553 shares of common stock outstanding. The average daily trading volume in our common stock during the period from January 1, 2010 to December 31, 2010 was approximately 140,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you. Stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance.

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

We may not be able to generate sufficient future U.S. taxable income to utilize our U.S. net operating loss carryforwards (NOLs) and/or other net U.S. deferred tax assets.  Our net U.S. deferred tax assets, including U.S. NOLs and net of valuation allowances, are $54.8 million as of December 31, 2010.  If sufficient future taxable income and/or available tax planning strategies are not available to utilize some or all of these deferred tax assets, additional valuation allowances may be recorded which would negatively affect our results of operations.

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

We have 14 principal production facilities in eight countries.  The following table lists our primary facilities at December 31, 2010, indicating the location, square footage, whether the facilities are owned or leased, and principal use.

Location	Sq. Footage	Owned/Leased	Principal Use
Fulton, Maryland	7,445	Leased	Corporate headquarters
Richmond, Virginia	12,050	Leased	Former corporate headquarters
Hamilton, New Jersey	2,200	Leased	Subsidiary headquarters
Columbia, Kentucky	75,000	Owned	Production
Warren, Massachusetts	147,000	Owned	Production
Monroe, North Carolina	187,000	Owned	Production
Houston, Texas	25,000	Leased	Production
Portland, Maine	61,000	Leased	Production
Tours, France	33,000	Leased	Production
Bottrop, Germany	55,000	Owned	Production
Gottmadingen, Germany	38,000	Leased	Production
Radolfzell, Germany	350,000	Owned	Production
Utrecht, Netherlands	50,000	Owned	Production
Stockholm, Sweden	130,000	Owned	Production
Daman, India	32,000	Owned	Production
Wuxi, China	60,000	Leased	Production
Blyth, United Kingdom	52,807	Leased	Production

ITEM 3.	LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 18, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

ITEM 4.	[REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position
Clay H. Kiefaber	55	President and Chief Executive Officer and Director
William E. Roller	48	Executive Vice President, Colfax Fluid Handling
C. Scott Brannan	52	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Daniel A. Pryor	42	Senior Vice President, Strategy and Business Development
A. Lynne Puckett	49	Senior Vice President, General Counsel and Secretary

Clay H. Kiefaber became President‚ Chief Executive Officer in January 2010.  Mr. Kiefaber has served on the Colfax Board of Directors since the Company's IPO in 2008. Before joining Colfax as President and Chief Executive Officer in 2010‚ he spent nearly 20 years in increasingly senior executive positions at Masco Corporation. Most recently‚ he was a Group President‚ where he was responsible for a $2.8 billion group of architectural coatings‚ windows‚ and spa business units. Prior to becoming a Group President at Masco‚ Mr. Kiefaber was Group Vice President of Masco Builder Cabinet Group. He previously spent 14 years in increasingly senior positions in Masco’s Merillat Industries subsidiary. Mr. Kiefaber holds an M.B.A. degree from the University of Colorado and a B.A. degree from Miami University.

William E. Roller has served as our Executive Vice President, Colfax Fluid Handling since November 2010. He most recently served as Executive Vice President‚ Colfax Americas and was responsible for Colfax’s business in the Americas as well as the global oil & gas and defense solutions organizations. He joined Colfax in 1999 as General Manager‚ Imo Pump. In addition to Imo‚ he managed Zenith Pump‚ Lubrication Systems Company and Baric Group upon the acquisition of those businesses. He joined Colfax from Precision Auto Care‚ Inc. where he was Senior Vice President of Manufacturing and Distribution for 2 years. From 1991 until 1997‚ Mr. Roller worked for AMF Industries in several increasingly responsible manufacturing roles. Previous to AMF‚ he spent 4 years with FMC Corporation in various manufacturing roles. Mr. Roller is a graduate of the Virginia Polytechnic Institute and State University‚ with a BS in Chemical Engineering and an MBA from the University of Virginia Darden School.

C. Scott Brannan has been the Senior Vice President, Finance, Chief Financial Officer and Treasurer since October 2010. Mr. Brannan served on the Colfax Board of Directors and was Chairman of the Audit Committee from 2008 to September 2010. Prior to joining Colfax in his current role‚ he was a partner at Aronson & Company‚ a public accounting firm‚ from 2003 to 2010. He was also previously employed at Danaher Corporation for 12 years in roles of increasing responsibility‚ including Chief Accounting Officer‚ Controller and Vice President of Administration. Prior to Danaher‚ he spent 8 years with Arthur Andersen & Co. He holds bachelors and masters degrees in accounting from Loyola University Maryland and is a certified public accountant.

Daniel A. Pryor has served as our Senior Vice President‚ Strategy and Business Development since January 2011. Prior to joining Colfax‚ he was a Partner and Managing Director with The Carlyle Group‚ a global alternative asset manager, where he focused on industrial leveraged buyouts and led numerous portfolio company and follow-on acquisitions.   While at Carlyle he served on the boards of portfolio companies Veyance Technologies, Inc., John Maneely Co., and HD Supply Inc.  Prior to Carlyle‚ he spent 11 years at Danaher Corporation in roles of increasing responsibility‚ most recently as Vice President – Strategic Development. Mr. Pryor earned his MBA from Harvard Business School and his BA in Economics from Williams College.

 A. Lynne Puckett has served as our Senior Vice President, General Counsel and Secretary since September 2010. Prior to joining Colfax‚ she was a Partner with the law firm of Hogan Lovells U.S. LLP from 1999 to 2010. Her experience includes a broad range of corporate and transactional matters‚ including mergers and acquisitions‚ venture capital financings‚ debt and equity offerings‚ and general corporate and securities law matters. Before entering the practice of law‚ Ms. Puckett worked for the U.S. Central Intelligence Agency and a major U.S. defense contractor. Ms. Puckett holds a J.D. from the University of  Maryland School of Law and a B.S. degree from James Madison University.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of January 31, 2011, there were approximately 4,996 holders of record of our common stock. The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	2010		2009
	High	Low	High	Low
First Quarter	$12.46	$10.44	$13.22	$5.33
Second Quarter	$13.97	$10.00	$9.48	$6.05
Third Quarter	$15.17	$10.17	$12.66	$7.21
Fourth Quarter	$19.04	$14.46	$13.91	$10.22

We have not paid any dividends on our common stock since inception, and we do not anticipate the declaration or payment of dividends at any time in the foreseeable future. Our credit agreement limits the amount of cash dividends and common stock repurchases the Company may make to a total of $10 million annually.

Performance Graph

Issuer Purchase of Equity Securities

On November 4, 2008, the Company’s board of directors authorized the repurchase of up to $20 million (up to $10 million per year in 2008 and 2009) of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program was to be conducted pursuant to SEC Rule 10b5-1. The timing and amount of shares repurchased was determined by the Share Repurchase Committee, constituting three members of the Company’s board of directors, based on its evaluation of market conditions and other factors. There were no common stock repurchases during 2010.

ITEM 6.	SELECTED FINANCIAL DATA
(in thousands, except per share information)

	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$541,987	$525,024	$604,854	$506,305	$393,604
Cost of sales	350,579	339,237	387,667	330,714	256,806
Gross profit	191,408	185,787	217,187	175,591	136,798
Selling, general and administrative expenses	119,426	112,503	124,105	97,426	78,964
Restructuring and other related charges	10,323	18,175	-	-	-
Initial public offering-related costs	-	-	57,017	-	-
Research and development expenses	6,205	5,930	5,856	4,162	3,336
Asbestos liability and defense costs (income)	7,876	(2,193)	(4,771)	(63,978)	21,783
Asbestos coverage litigation expenses	13,206	11,742	17,162	13,632	12,033
Operating income	34,372	39,630	17,818	124,349	20,682
Interest expense	6,684	7,212	11,822	19,246	14,186
Provision for income taxes	11,473	8,621	5,465	39,457	4,298
Income from continuing operations	16,215	23,797	531	65,646	2,198
Net income (1)	$16,215	$23,797	$531	$65,646	$801

Net income (loss) per share from continuing operations -- basic and diluted	$0.37	$0.55	$(0.08)	$1.82	$0.10

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$60,542	$49,963	$28,762	$48,093	$7,608
Goodwill and intangibles, net	200,636	175,370	175,210	181,517	150,395
Asbestos insurance asset, including current portion	374,351	389,449	304,015	305,228	297,106
Total assets	1,022,077	1,006,301	907,550	899,522	792,018
Asbestos liability, including current portion	429,651	443,769	357,258	376,233	388,920
Total debt, including current portion (2)	82,500	91,485	97,121	206,493	188,720

(1)	Includes net loss from discontinued operations of $1.4 million in the year ended December 31, 2006.
(2)	See Note 12 to our Consolidated Financial Statements for information regarding the refinancing of the Company’s debt in conjunction with the IPO in May 2008.

We completed the acquisitions of Baric Group in 2010, PD-Technik in 2009 and Fairmount and LSC in 2007.  See Item 1. Business and Note 4 to our Consolidated Financial Statements for further information.

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

We currently serve markets that have a need for highly engineered, critical fluid handling solutions and are global in scope. Our strategic markets include:

Strategic Markets	Applications
Commercial Marine	Fuel oil transfer; lubrication; water and wastewater handling; cargo handling
Oil and Gas	Crude oil gathering; pipeline services; unloading and loading; rotating equipment lubrication; lube oil purification
Power Generation	Fuel unloading, transfer, burner and injection; rotating equipment lubrication
Global Defense	Fuel oil transfer; oil transport; water and wastewater handling; firefighting; fluid control
General Industrial	Machinery lubrication; hydraulic elevators; chemical processing; pulp and paper processing; food and beverage processing

We serve a global customer base across multiple markets through a combination of direct sales and marketing associates and third-party distribution channels.  Our customer base is highly diversified and includes commercial, industrial and government customers.

Our business began in 1995 with the intention to acquire, manage and create a world-class industrial manufacturing company. We seek to acquire businesses with leading market positions and brands that exhibit strong cash flow generation potential. With our management expertise and the introduction of CBS into our acquired businesses, we pursue growth in revenues, improvements in operating margins and increasing cash flow.

Outlook

We believe that we are well positioned to grow our business organically over the long term by enhancing our product offerings and expanding our customer base in our strategic markets. As a late cycle business, we began to recover from the global economic downturn midway through 2010.  This recovery was evidenced by increases in both sales and orders in the third and fourth quarters of 2010 over the comparable 2009 quarters.  Nonetheless, project delivery push-outs as well as order cancellations may continue in 2011. We will continue to monitor general global economic conditions and expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities as well as the age of the global merchant fleet to continue to create demand for new ship construction over the long term.  We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.  In addition, we believe pending and future environmental regulations will enhance the demand for our products. Based on the modest increase in orders in 2010 and our current backlog, we expect sales in 2011 to be similar to 2010 levels. We are also likely to have additional order cancellations as well as delivery date extensions in the near term.

•
In the crude oil industry, we expect long term activity to remain favorable as capacity constraints and global demand drive further development of heavy oil fields.  In pipeline applications, we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership.  In refinery applications, projects that were deferred due to weak economic conditions have been released for quoting.  We expect sales and orders to be at significantly higher levels in 2011 than in 2010.

•
In the power generation industry, we expect activity in Asia and the Middle East to remain solid as economic growth and fundamental undersupply of power generation capacity continue to drive investment in energy infrastructure projects.  In the world’s developed economies, we expect efficiency improvements will continue to drive demand.  Nevertheless, in 2011, we expect both sales and orders to be at significantly lower levels than 2010, due to the conclusion of contractual obligations of our foreign subsidiaries to provide products to certain customers in the Middle East.

•
In the U.S., we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns.  We expect modest growth in sales during 2011 and expect orders to decline as a result of significant growth in orders in 2010 and the timing of projects.

•
In the general industrial market, we expect long-term demand to be driven by capital investment.  While this market is very diverse, orders in 2010 increased significantly compared to 2009 in both Europe and North America.  We expect growth in both orders and sales in 2011.

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

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the year ended December 31, 2010, aftermarket sales and services represented approximately 24% of our revenues.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

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

Items Affecting the Comparability of Our Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve increasingly global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, the general economic conditions within our five strategic markets, the global economy and capital spending levels, the availability of capital, our estimates concerning the availability of insurance proceeds to cover asbestos litigation expenses and liabilities, the amounts of asbestos liabilities and litigation expenses, the impact of restructuring initiatives, our ability to pass through cost increases through pricing, the impact of sales mix, and our ability to continue to grow through acquisitions. These key factors have impacted our results of operations in the past and are likely to affect them in the future.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside the United States, though we also sell into non-U.S. markets through various representatives and distributors and directly from the U.S. In countries with low sales volumes, we generally sell through representatives and distributors. For the year ended December 31, 2010, approximately 75% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, the expansion of market opportunities in Asia, successfully completing global strategic acquisitions, and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our sales, approximately 66% for the year ended December 31, 2010, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, especially the Euro. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and are quantified when significant in our discussion of our operations.

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

On August 19, 2010, we completed the acquisition of Baric Group (“Baric”), a supplier of highly engineered fluid handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom.

On August 31, 2009, we completed the acquisition of PD-Technik Ingenieurbüro GmbH (“PD-Technik”), a provider of marine aftermarket related products and services located in Hamburg, Germany.  The acquisition of PD-Technik supports our marine aftermarket growth initiatives, broadening our served market as well as service capabilities.

Restructuring and Other Related Charges

The Company initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. As a result, for the years ended December 31, 2010 and 2009, the Company recorded pre-tax restructuring and other related costs of $10.3 million and $18.2 million, respectively. The costs incurred in the year ended December 31, 2010 include $2.2 million of termination benefits, including $0.6 million of non-cash stock-based compensation expense, related to the departure of the Company’s former President and Chief Executive Officer in January of 2010.  Additionally, the costs incurred in the year ended December 31, 2010 include $1.3 million of termination benefits related to the October 2010 departures of the Company’s former Chief Financial Officer  and General Counsel.  The costs incurred in the year ended December 31, 2009 include a $0.6 million non-cash asset impairment charge related to closure of a repair facility.

As of December 31, 2010, excluding additions from businesses acquired in 2009 and 2010, we have reduced our company-wide workforce by 237 associates from December 31, 2008.  Additionally, through the second quarter of 2010, we participated in a German government-sponsored furlough program in which the government paid the wage-related costs for participating associates.  We realized savings of approximately $25 million in 2010 from the restructuring initiatives implemented in 2009 and 2010, primarily reflecting lower employee costs.

The Company has relocated its Richmond, Virginia corporate headquarters to the Columbia, Maryland area, in order to provide improved access to international travel and to its key advisors.  In connection with the move, the Company has incurred $0.6 million of employee termination benefit costs, reflected in restructuring and other related charges, and $0.4 million of other relocation related costs in 2010, which are reflected in selling, general and administrative expenses.  We expect to incur an additional $1.5 million of employee termination benefit costs, operating lease exit costs and other relocation expenses related to the headquarters relocation in the first six months of 2011.

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

Asbestos Liability and Defense Costs (Income)

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

The table below presents asbestos liability and defense costs (income) for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2010	2009	2008

Asbestos liability and defense costs (income)	$7.9	$(2.2)	$(4.8)

Asbestos liability and defense costs were $7.9 million for the year ended December 31, 2010 compared to income of $2.2 million for the year ended December 31, 2009. The increase in asbestos liability and defense costs was primarily attributable to a net pre-tax gain of $7.8 million recorded in 2009, comprised of a $19.4 million gain to increase the insurance asset as a result of favorable court rulings in October and December of 2009 concerning allocation methodology, partially offset by an $11.6 million charge to increase asbestos-related liabilities by $111.3 million, offset by an increase to expected insurance recoveries of $99.7 million arising from a revision to our 15-year estimate of asbestos-related liabilities.  Additionally, the Company recorded charges totaling $4.0 million in the third and fourth quarters of 2010 as a result of developments in the litigation, which was partially offset by a $0.7 million gain resulting from a settlement received from an insolvent carrier.

Asbestos liability and defense income was $2.2 million for the year ended December 31, 2009 compared to $4.8 million for the year ended December 31, 2008. The decrease in asbestos liability and defense income relates primarily to the favorable effect of one-time items in 2008 exceeding the favorable net effect of one-time items in 2009.  One-time items in 2008 included a $7.0 million gain resulting from resolution of a coverage dispute with a primary insurer concerning certain pre-1966 insurance policies, as well as a $2.3 million gain from a change in estimate of our future asset recovery percentage for one subsidiary.  One-time adjustments in 2009 include a $19.4 million gain to increase the insurance asset as a result of favorable court rulings in October and December 2009 concerning allocation methodology offset by an $11.6 million charge to increase asbestos-related liabilities by $111.3 million, offset by an increase to expected insurance recoveries of $99.7 million, as a result of an analysis of claims data.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expenses include legal costs related to the actions against two of our subsidiaries respective insurers and a former parent company of one of the subsidiaries.

The table below presents coverage litigation expenses for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2010	2009	2008

Asbestos coverage litigation expenses	$13.2	$11.7	$17.2

Legal costs related to the subsidiaries’ action against their asbestos insurers were $13.2 million for the year ended December 31, 2010, $1.5 million higher than the year ended December 31, 2009, due to costs related to the trial by one of our subsidiaries against a number of its insurers and former parent that began in January 2010 and is expected to conclude in 2011.  Legal costs for the year ended December 31, 2008 were higher than 2009 primarily due to trial preparation in the fourth quarter of 2008.  The trial had been expected to commence in the first half of 2009, but did not begin until January 19, 2010.

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

The following tables present components of our sales and order growth (decline), as well as, sales by fluid handling product for the periods indicated:

					Backlog at
(Amounts in millions)	Sales		Orders		Period End
	$	%	$	%	$	%

Year ended December 31, 2008	$604.9		$682.1		$349.0

Components of Change:
Existing Businesses	(48.8)	(8.1)%	(198.0)	(29.0)%	(66.8)	(19.1)%
Acquisitions	1.0	0.2%	1.4	0.2%	0.7	0.2%
Foreign Currency Translation	(32.1)	(5.3)%	(23.1)	(3.4)%	8.0	2.3%
Total	(79.9)	(13.2)%	(219.7)	(32.2)%	(58.1)	(16.6)%
Year ended December 31, 2009	$525.0		$462.4		$290.9

Components of Change:
Existing Businesses	16.1	3.1%	71.1	15.4%	(6.6)	(2.3)%
Acquisitions	10.0	1.9%	6.1	1.3%	38.7	13.3%
Foreign Currency Translation	(9.1)	(1.7)%	(6.8)	(1.5)%	(9.5)	(3.3)%
Total	17.0	3.2%	70.4	15.2%	22.6	7.8%
Year ended December 31, 2010	$542.0		$532.8		$313.5

	Year ended December 31,
(Amounts in millions)	2010	2009	2008

Net Sales by Product:
Pumps, including aftermarket parts and service	$444.9	$443.1	$529.3
Systems, including installation service	78.6	69.3	58.2
Valves	14.6	10.1	10.1
Other	3.9	2.5	7.3
Total net sales	$542.0	$525.0	$604.9

As detailed above, sales from existing businesses increased 3.1% for the year ended December 31, 2010 over the year ended December 31, 2009.  This increase was primarily attributable to higher demand in all end markets except the oil and gas market.  Foreign currency translation negatively impacted sales by 1.7%, primarily due to a stronger average U.S. dollar against the Euro  for year ended December 31, 2010 compared to the same period in 2009.

Orders, net of cancellations, from existing businesses increased 15.4% for the year ended December 31, 2010 over the year ended December 31, 2009, primarily due to increased demand in the general industrial, commercial marine and oil and gas end markets, partially offset by lower demand in the defense end market.  We experienced commercial marine order cancellations of approximately $16.4 million during the year ended December 31, 2010, compared to $21.9 million during the year ended December 31, 2009.  Backlog as of December 31, 2010, of $313.5 million decreased $6.6 million, or 2.3% from December 31, 2009, excluding the impact of foreign currency translation and acquisitions.  The Baric acquisition added $38.7 million to backlog in 2010.

Sales from existing businesses declined 8.1% for the year ended December 31, 2009 over the year ended December 31, 2008.  This decrease was primarily due to a significant decline in sales volume in the general industrial end market resulting from the global economic downturn, partially offset by a sales volume increase in the global defense end market.  Foreign currency translation negatively impacted sales and orders for the year ended December 31, 2009, primarily due to a stronger average U.S. dollar against the Euro  for 2009 compared to 2008.

Orders, net of cancellations, from existing businesses for the year ended December 31, 2009 were down 29.0%  from the prior year, primarily due to a significant decline in demand in the commercial marine, oil and gas, general industrial and power generation end markets.  We experienced commercial marine order cancellations of approximately $21.9 million during the year ended December 31, 2009, as a result of the economic downturn.  Backlog as of December 31, 2009, of $290.9 million decreased $58.1 million, or 16.6%, reflecting the decline in orders during the year.

Gross Profit

The following table presents our gross profit and gross profit margin figures for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2010	2009	2008

Gross profit	$191.4	$185.8	$217.2
Gross profit margin	35.3%	35.4%	35.9%

Gross profit increased $5.6 million for the year ended December 31, 2010 compared to the same period in 2009.  Gross profit from existing businesses increased $6.5 million, with an additional increase of $1.8 million due to the acquisitions of Baric and PD-Technik.  Foreign currency translation negatively impacted gross profit by $2.7 million.  Gross profit margin for the year ended December 31, 2010 was flat compared to the year ended December 31, 2009, as margin declines driven by lower pricing and an unfavorable product mix shift were partially offset by restructuring program cost savings and higher productivity.

Gross profit decreased $31.4 million for the year ended December 31, 2009 compared to the same period in 2008.  Gross profit from existing businesses decreased $19.8 million, with an additional $11.7 million negative impact of foreign exchange rates.  Gross profit margin declined a modest 50 basis points in 2009 despite a substantial decrease in production volume which caused lower absorption of fixed manufacturing costs. Significant restructuring program cost savings as well as favorable pricing and product mix in the commercial marine and general industrial end markets for the most part successfully mitigated the negative effect of volume on our gross margin.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative (SG&A) expenses for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2010	2009	2008

SG&A expenses	$119.4	$112.5	$124.1
SG&A expenses as a percentage of sales	22.0%	21.4%	20.5%

Selling, general and administrative expenses increased $6.9 million to $119.4 million for the year ended December 31, 2010. Excluding a $2.2 million net increase related to acquisitions and foreign exchange rates, SG&A increased $4.7 million from 2009, primarily due to higher selling and commission costs and higher incentive compensation. There was also a $2.9 million increase in pension costs due to the Company’s assumption of the pension obligation for a group of former employees of a divested subsidiary as a result of an agreement reached in the fourth quarter of 2010.  However, this was substantially offset by the reversal of an accrual established in prior years for this matter.

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

Operating Income

The table below presents operating income data for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2010	2009	2008

Operating income	$34.4	$39.6	$17.8
Operating margin	6.3%	7.5%	2.9%

Operating income for the year ended December 31, 2010 decreased $5.3 million from the year ended December 31, 2009.  Excluding a $2.9 million net unfavorable impact of foreign currency exchange rates and acquisitions, operating income decreased by $2.3 million.  Increased asbestos claims and litigation expenses and unfavorable pricing and product mix shift were partially offset by lower restructuring costs, higher sales volumes and manufacturing cost reductions, including restructuring program cost savings.

Operating income for the year ended December 31, 2009 increased $21.8 million from the prior year.  The increase was primarily due to the absence of $57.0 million of IPO-related costs incurred in 2008, partially offset by $18.2 million of restructuring costs incurred in 2009 as well as a $5.5 million negative impact of foreign exchange rates.  Excluding these impacts, operating income was $11.5 million lower than the prior year, primarily due to lower sales volume from existing businesses, partially offset by lower asbestos-related expenses and selling, general and administrative expenses.

Interest Expense

For a description of our outstanding indebtedness, please refer to “Liquidity and Capital Resources” below.

Interest expense of $6.7 million for the year ended December 31, 2010 declined $0.5 million from the prior year. A decrease in the notional value of our interest rate swap from $75 million to $50 million on June 30, 2010 caused our overall weighted-average effective interest rate to decline, from 5.6% in 2009 to 5.4% in 2010.

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

Provision for Income Taxes

The effective income tax rate for the year ended December 31, 2010 was 41.4% as compared to an effective tax rate of 26.6% for the year ended December 31, 2009.  The effective tax rate for the year ended December 31, 2010 was higher than the U.S. federal statutory rate primarily due to a net increase in our valuation allowance, offset in part by international tax rates which are lower than the U.S. tax rate, and a net decrease to our unrecognized tax benefit liability.  The 41.4% effective tax rate for the year ended December 31, 2010 was higher than the 26.6% effective tax rate for the year ended December 31, 2009 primarily due a $4.2 million increase in our valuation allowance in 2010.

The effective income tax rate for the year ended December 31, 2009 was 26.6% as compared to an effective tax rate of 91.1% for the year ended December 31, 2008. Our effective tax rate for the year ended December 31, 2009 was lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate, including the impact of the reduction in 2009 of the Swedish tax rate from 28% to 26.3% offset in part by a net increase to our valuation allowance and unrecognized tax benefit liability.  The 26.6% effective tax rate for the year ended December 31, 2009 was lower than the 91.1% effective tax rate for the year ended December 31, 2008 primarily due to an $11.8 million payment to reimburse certain selling shareholders for underwriters discounts that are not deductible for tax purposes and a $3.4 million increase in valuation allowance in 2008.

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

The Term A Note bears interest at LIBOR plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at quarter end.  At December 31, 2010, the interest rate was 2.76% inclusive of a 2.50% margin. The Term A Note, as entered into on May 13, 2008, has $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013.  On December 31, 2010, there was $82.5 million outstanding on the Term A Note.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a €100.0 million sub-facility.  At December 31, 2010, the annual commitment fee on the revolver was 0.5% and there was $14.1 million outstanding on the letter of credit sub-facility and $6.0 million attributable to a defaulting lender, leaving approximately $129.9 million available under our revolver.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreased to $50.0 million on June 30, 2010 and will decrease to $25.0 million on June 30, 2011, and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $1.8 million at December 31, 2010.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver. The Company believes it is in compliance with all such covenants as of December 31, 2010 and expects to be in compliance for the next 12 months.

As of December 31, 2010, we had approximately $135.9 million available on our $150 million revolving credit line. Present drawings under the credit line are letters of credit securing various obligations related to our business. The revolving credit line is provided by a consortium of financial institutions with varying commitment levels as shown below (in millions):

Amount
Bank of America	$32.4
RBS Citizens	14.4
TD BankNorth	14.4
Wells Fargo	14.4
SunTrust Bank	14.4
Landesbank Baden-Wuerttemberg	10.5
DnB Nor Bank	10.5
HSBC	10.5
KeyBank	10.5
Carolina First Corp	6.0
UBS	6.0
Lehman Brothers(1)	6.0
Total	$150.0

(1)
The bankruptcy of Lehman Brothers resulted in their default under the terms of the revolver and we will not be able to draw on Lehman Brothers’ commitment of $6.0 million.  The Credit Agreement was amended on February 14, 2011 to eliminate Lehman Brothers’ commitment, thereby reducing the total amount of the revolving credit line to $144.0 million.

Comparative Cash Flows

The table below presents selected cash flow data for the periods indicated:

	Year ended December 31,
(Amounts in millions)	2010	2009	2008

Net cash provided by (used in) operating activities	$62.0	$38.7	$(33.0)

Purchases of fixed assets	(12.5)	(11.0)	(18.6)
Net cash paid for acquisitions	(28.0)	(1.7)	(0.4)
Other sources, net	0.1	0.2	(0.1)

Net cash used in investing activities	$(40.4)	$(12.5)	$(19.1)

Proceeds and repayments of borrowings, net	(8.8)	(5.0)	(110.3)
Net proceeds from the issuance of common stock	-	-	193.0
Dividends paid to preferred shareholders	-	-	(38.5)
Repurchases of common stock	-	-	(5.7)
Payments made for loan costs	-	-	(3.3)
Other sources (uses), net	0.8	(0.4)	(0.4)
Net cash (used in) provided by financing activities	$(8.0)	$(5.4)	$34.8

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as asbestos-related cash flows, pension funding decisions and other items impact reported cash flows.

Net cash provided by (used in) operating activities was $62.0 million, $38.7 million and $(33.0) million for the years ended December 31, 2010, 2009 and 2008, respectively.  The two most significant items causing the variability in these reported amounts were asbestos-related cash flows (including the disposition of claims, defense costs, insurer reimbursements and settlements and legal expenses related to litigation against our insurers) and IPO-related costs in 2008. For the years ended December 31, 2010, 2009 and 2008, net cash paid for asbestos liabilities, net of insurance settlements received, was $11.4 million, $19.7 million and $21.8 million, respectively. For the year ended December 31, 2008, cash paid for IPO-related costs were $42.4 million. Additionally, in the year ended December 31, 2008, cash paid for legacy legal settlements were $11.7 million. Excluding the effect of asbestos-related cash flows, IPO-related costs, and legacy legal settlements, net cash provided by operating activities would have been $73.4 million, $58.4 million and $42.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other changes in operating cash flow items are discussed below.

•
Funding requirements of our defined benefit plans, including both pensions and other post-employment benefits, can vary significantly among periods due to changes in the fair value of plan assets and actuarial assumptions. For the years ended December 31, 2010, 2009 and 2008, cash contributions for defined benefit plans were $12.1 million, $8.3 million, and $6.4 million, respectively.

•	For the years ended December 31, 2010 and 2009, cash payments of $16.3 million and $7.9 million, respectively, were made related to the Company’s restructuring initiatives.

•	Changes in working capital also affected the operating cash flows for the years presented. We define working capital as trade receivables plus inventories less accounts payable.

•
Working capital, excluding the effects of acquisitions and foreign currency translation, decreased $18.7 million from December 31, 2009 to December 31, 2010 and decreased $10.3 million from December 31, 2008 to December 31, 2009. These changes were primarily due to decreases in inventory levels as a result of inventory reduction programs.

Investing activities consist primarily of purchases of fixed assets and cash paid for acquisitions.

•
In all years presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of revenues.

•
On August 19, 2010, we completed the acquisition of Baric, a supplier of highly engineered fluid handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom, for $27.2 million, net of cash acquired in the transaction.

•	We paid $0.7 million in 2010 and $0.4 million in both 2009 and 2008 for contingent purchase price adjustments related to our 2007 acquisition of Fairmount Automation, Inc.

•
On August 31, 2009, we completed the acquisition of PD-Technik, a provider of marine aftermarket related products and services located in Hamburg, Germany, for $1.3 million, net of cash acquired in the transaction.

Financing cash flows consist primarily of borrowings and repayments of indebtedness, payment of dividends to shareholders and redemptions of stock.

•	During 2010, we repaid $8.8 million of long-term borrowings.

•	In the fourth quarter of 2008, we purchased 795,000 shares of our common stock for approximately $5.7 million. We did not purchase any shares in 2009 or 2010.

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

The following table is a summary of our contractual obligations as of December 31, 2010 (in millions):

	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years

Debt & Leases:
Term Loan A	$82.5	$10.0	$72.5	$-	$-
Interest Payments on Long-Term Debt (1)	6.6	3.7	2.9	-	-
Operating Leases	12.7	3.8	5.1	3.1	0.7
Purchase Obligations (2)	50.9	47.7	3.2	-	-
Total	$152.7	$65.2	$83.7	$3.1	$0.7

(1)	Includes estimated interest rate swap payments. Variable interest payments are estimated using a static rate of 3.2%.
(2)	Amounts exclude open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have cash funding requirements associated with our pension and other post-retirement benefit plans, which are estimated to be approximately $6.7 million for the year ending December 31, 2011. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, and deferred income taxes, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements other than outstanding letters of credit of $14.1 million and $16.4 million of bank guarantees at December 31, 2010 and future operating lease payments of $12.7 million.

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

Claims activity related to asbestos is as follows (1):

	Year ended December 31,
	2010	2009	2008

Claims unresolved at the beginning of the period	25,295	35,357	37,554
Claims filed (2)	3,692	3,323	4,729
Claims resolved (3)	(4,223)	(13,385)	(6,926)

Claims unresolved at the end of the period	24,764	25,295	35,357

Average cost of resolved claims (4)	$12,037	$11,106	$5,378

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)
Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

(4)
Average cost of settlement to resolve claims in whole dollars. These amounts exclude claims settled in Mississippi for which the majority of claims have historically been resolved for no payment. These amounts exclude insurance recoveries.  The increase in average cost of resolved claims from 2008 to 2009 is driven primarily by a shift in the mix of settled claims from dismissals with no dollar value to mesothelioma settlements.

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

Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including, among others, the number of claims that might be received, the type and severity of the disease alleged by each claimant, the latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in the claims, funds available in post-bankruptcy trusts, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, including fluctuations in the timing of court actions and rulings, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of our asbestos liability, and these effects do not move in linear fashion but rather change over multiple year periods. Accordingly, we monitor these trend factors over time and periodically assesses whether an alternative forecast period is appropriate. Taking these factors into account and the inherent uncertainties, we believe that we can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and have recorded that liability as our best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, we do not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

We assessed the subsidiaries’ existing insurance arrangements and agreements, estimated the applicability of insurance coverage for existing and expected future claims, analyzed publicly available information bearing on the current creditworthiness and solvency of the various insurers, and employed such insurance allocation methodologies as we believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities. The analysis took into account self-insurance retentions, policy exclusions, pending litigation, liability caps and gaps in coverage, existing and potential insolvencies of insurers as well as how legal and defense costs will be covered under the insurance policies.

During the third quarter of 2009, an analysis of claims data including filing and dismissal rates, alleged disease mix, filing jurisdiction, as well as settlement values resulted in the determination that the Company should revise its rolling 15-year estimate of asbestos-related liability for pending and future claims.  The analysis reflected that a statistically significant increase in mesothelioma filings had occurred and was expected to continue for both subsidiaries.  As a result, the Company recorded an $11.6 million pretax charge in the third quarter of 2009, which was comprised of an increase to its asbestos-related liabilities of $111.3 million offset by expected insurance recoveries of $99.7 million.

Each subsidiary has separate insurance coverage acquired prior to Company ownership of each independent entity. In its evaluation of the insurance asset, the Company used differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

In November 2008, one of the subsidiaries entered into a settlement agreement with the primary and umbrella carrier governing all aspects of the carrier’s past and future handling of the asbestos related bodily injury claims against the subsidiary. As a result of this agreement, during the third quarter of 2008, the Company increased its insurance asset by $7.0 million attributable to resolution of a dispute concerning certain pre-1966 insurance policies and recorded a corresponding pretax gain. The Company reimbursed the primary insurer for $7.6 million in deductibles and retrospective premiums in the fourth quarter of 2008 and has no further liability to the insurer under these provisions of the primary policies.

For this subsidiary, the Delaware Court of Chancery ruled on October 14, 2009, that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business.  Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the assertion and belief that defense costs are outside policy limits, the Company, as of October 2, 2009, increased its future expected recovery percentage from 67% to 90% of asbestos-related costs following the exhaustion of its primary and umbrella layers of insurance and recorded a pretax gain of $17.3 million. The subsidiary expects to be responsible for approximately 10% of its future asbestos-related costs.

During the third quarter of 2010, an insolvent carrier that had written approximately $1.4 million in limits for which this subsidiary had assumed no recovery made a cash settlement offer of approximately $0.7 million.  As such, the subsidiary recorded a gain for this amount and a receivable from the insurer.

The subsidiary was notified during the third quarter of 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for twenty years that the limits of liability of its primary and umbrella layer policies had been exhausted.  Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier.  Certain first-layer excess insurers have defended and/or indemnified the subsidiary and/or agreed to defend and/or indemnify the subsidiary, subject to their reservations of rights and their applicable policy limits.  Litigation between this subsidiary and its excess insurers is continuing and it is anticipated that the trial phase will be completed in 2011. The subsidiary continues to work with its excess insurers to obtain defense and indemnity payments while the litigation is proceeding.  Given the uncertainties of litigation, there are a variety of possible outcomes, including but not limited to the subsidiary being required to fund all or a portion of the subsidiary’s defense and indemnity payments until such time a final ruling orders payment by the insurers.  While not impacting the results of operations, the funding requirement could range up to $10 million per quarter until final resolution.

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

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case.  During the fourth quarter of 2010, the court-appointed special allocation master made its recommendation which has not yet been and may not be accepted by the court.   Based upon the recommendation, the Company reduced the current asbestos receivable by $2.3 million, increased the long-term asbestos asset by $0.4 million and recorded a net charge to asbestos liability and defense costs of $1.9 million in the third quarter of 2010. As a result of the current status of this litigation, we decreased the amount currently due from insurers by $0.5 million and decreased the insurance asset for future periods by $1.6 million and recorded a pretax loss of $2.1 million in the fourth quarter of 2010.   We currently anticipate that the trial phase in this litigation will be complete in 2011.  We cannot predict the outcome of this litigation with certainty, or whether the outcome will be more or less favorable than our best estimate included in the consolidated financial statements.  Given the uncertainty inherent in litigation, we would estimate the range of possible results from positive $30 million to negative $30 million relative to our reported insurance assets on our consolidated balance sheets.  The timing of any cash inflows or outflows related to these matters cannot be estimated. The subsidiary expects to be responsible for approximately 15% of all future asbestos-related costs.

The Company has established reserves of $429.7 million and $443.8 million as of December 31, 2010 and December 31, 2009, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $374.4 million and $389.4 million as of December 31, 2010 and December 31, 2009, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $55.3 million and $54.3 million as of December 31, 2010 and December 31, 2009, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $51.8 million and $52.8 million as of December 31, 2010 and December 31, 2009, respectively, for which insurance recovery is deemed probable.  The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”.  The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” and “Long-term asbestos insurance receivable”.  The Company also has reflected in other accrued liabilities $23.3 million and $15.8 million as of December 31, 2010 and December 31, 2009, respectively, for overpayments by certain insurers and unpaid legal costs related to defending itself against asbestos-related liability claims and legal action against the Company’s insurers.

The expense (income) related to these liabilities and legal defense was $7.9 million, net of estimated insurance recoveries, for the year ended December 31, 2010 compared to ($2.2) million and ($4.8) million for the years ended December 31, 2009 and 2008, respectively.  Legal costs related to the subsidiaries’ action against their asbestos insurers were $13.2 million for the year ended December 31, 2010 compared to $11.7 million and $17.2 million for the years ended December 31, 2009 and 2008, respectively.

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

Retirement Benefits

Pension obligations and other post-retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post-retirement expense recognized in future periods. These assumptions may also have an effect on the amount and timing of future cash contributions.  See Note 11 to our Consolidated Financial Statements for further information.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our acquisitions.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

During the year ended December 31, 2010, the Company changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fourth quarter to the first day of the fourth quarter.  The Company adopted this change in timing in order to provide additional time to quantify the fair value of our reporting units and, if necessary, to determine the implied fair value of goodwill.  This change in timing will also reduce the likelihood that the annual impairment analysis would not be completed by the required filing date of the Company’s annual financial statements.  The revised date also better aligns with our strategic planning and budgeting process, which is an integral component of the impairment testing. In accordance with GAAP, the Company will also perform interim impairment testing should circumstances requiring it arise.  We believe this accounting change is preferable and does not result in the delay, acceleration, or avoidance of an impairment charge.

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

The analysis performed as of October 2, 2010 and December 31, 2009 and 2008 indicated no impairment to be present.  However, actual results could differ from our estimates and projections, which would affect the assessment of impairment. As of December 31, 2010, we have goodwill of $172.3 million that is subject to at least annual review of impairment.  See Note 10 to our Consolidated Financial Statements for further information.

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

During the year ending December 31, 2010, the valuation allowance increased from $45.1 million to $52.9 million with $4.2 million and $3.6 million of the increase recognized in income tax expense and in other comprehensive income, respectively.  The $7.8 million net increase in 2010 was primarily attributable to U.S. deferred tax assets we believe may not be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the total U.S. deferred tax asset could be realized on a more likely than not basis.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $2.6 million and $2.8 million as of December 31, 2010 and 2009, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

For purposes of calculating stock-based compensation, the fair value of restricted stock or restricted stock units granted is equal to the market value of a share of common stock on the date of the grant. For grants that were awarded on May 7, 2008 in conjunction with our initial public offering, we used the initial public offering price as the fair value of the restricted stock and restricted stock units granted. For stock options, we estimate the fair value on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. One key input into the model is the fair value of our common stock on the date of grant, the initial public offering price in the case of stock options issued on May 7, 2008. Other key variables in the Black-Scholes option-pricing model include the expected volatility of our common stock price, the expected term of the award and the risk-free interest rate. In addition, we are required to estimate forfeitures of unvested awards when recognizing compensation expense. Significant assumptions used to calculate stock-based compensation during the years ended December 31, 2010 and 2009 were a stock price volatility of 52.2% and 32.5%, respectively, an expected option life of 4.5 years, a risk-free interest rate based on the 5-year treasury note yield on the date of grant ranging from 1.1% to 2.6% in 2010 and 1.9% to 2.5% in 2009 and a 0% expected dividend yield.

Stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $3.1 million, $2.6 million and $11.3 million, respectively. We cannot predict with certainty the impact of stock-compensation expense to be recognized in the future because the actual amount of stock-based compensation expense we record in any fiscal period will be dependent on a number of factors, including the number of shares subject to the stock awards issued, the fair value of our common stock at the time of issuance and the expected volatility of our stock price over time. However, based on awards we currently expect to make in 2011, stock-based compensation for the year ended December 31, 2011 is projected to be approximately $3.5 million.

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

Information concerning market risk for the year ended December 31, 2010 is discussed below.

Interest Rate Risk

We are subject to exposure from changes in interest rates based on our financing activities. Under our credit facility, all of our borrowings at December 31, 2010 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2010 on our variable rate debt that is not hedged would have increased our interest cost by approximately $0.3 million.

On June 24, 2008, we entered into an interest rate swap with an aggregate notional value of $75.0 million whereby we exchanged our LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreased to $50.0 million on June 30, 2010 and will decrease to $25.0 million on June 30, 2011, and expires on June 29, 2012. The fair value of the swap agreement, based on third-party quotes, was a liability of $1.8 million at December 31, 2010.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2010, approximately 66% of our sales were derived from operations outside the U.S., with approximately 62% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, 2010 income before income taxes would have increased by $3.7 million.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2010, we had no open commodity futures contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Colfax Corporation

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Colfax Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Colfax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Colfax Corporation and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2011

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2011

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year ended December 31,
	2010	2009	2008

Net sales	$541,987	$525,024	$604,854
Cost of sales	350,579	339,237	387,667

Gross profit	191,408	185,787	217,187
Selling, general and administrative expenses	119,426	112,503	124,105
Research and development expenses	6,205	5,930	5,856
Restructuring and other related charges	10,323	18,175	-
Initial public offering related costs	-	-	57,017
Asbestos liability and defense costs (income)	7,876	(2,193)	(4,771)
Asbestos coverage litigation expenses	13,206	11,742	17,162
Operating income	34,372	39,630	17,818
Interest expense	6,684	7,212	11,822

Income before income taxes	27,688	32,418	5,996
Provision for income taxes	11,473	8,621	5,465

Net income	16,215	23,797	531

Dividends on preferred stock	-	-	(3,492)

Net income (loss) available to common shareholders	$16,215	$23,797	$(2,961)

Net income (loss) per share—basic and diluted	$0.37	$0.55	$(0.08)

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
  Dollars in thousands, except per share amounts

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,542	$49,963
Trade receivables, less allowance for doubtful accounts of $2,562 and $2,837	98,070	88,493
Inventories, net	57,941	71,150
Deferred income taxes, net	6,108	7,114
Asbestos insurance asset	34,117	31,502
Asbestos insurance receivable	46,108	35,891
Prepaid expenses	11,851	11,109
Other current assets	6,319	2,426

Total current assets	321,056	297,648
Deferred income taxes, net	52,385	51,838
Property, plant and equipment, net	89,246	92,090
Goodwill	172,338	163,418
Intangible assets, net	28,298	11,952
Long-term asbestos insurance asset	340,234	357,947
Long-term asbestos insurance receivable	5,736	16,876
Deferred loan costs and other assets	12,784	14,532
Total assets	$1,022,077	$1,006,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$10,000	$8,969
Accounts payable	50,896	36,579
Accrued asbestos liability	37,875	34,866
Accrued payroll	21,211	17,756
Advance payments from customers	17,250	5,896
Accrued taxes	6,173	2,154
Accrued termination benefits	2,180	9,473
Other accrued liabilities	45,925	35,406

Total current liabilities	191,510	151,099
Long-term debt, less current portion	72,500	82,516
Long-term asbestos liability	391,776	408,903
Pension and accrued post-retirement benefits	112,257	105,230
Deferred income tax liability	13,529	10,375
Other liabilities	24,134	31,353
Total liabilities	805,706	789,476
Shareholders’ equity:
Common stock: $0.001 par value; authorized 200,000,000; issued and outstanding 43,413,553 and 43,229,104	43	43
Additional paid-in capital	406,901	402,852
Accumulated deficit	(60,058)	(76,273)
Accumulated other comprehensive loss	(130,515)	(109,797)
Total shareholders’ equity	216,371	216,825
Total liabilities and shareholders' equity	$1,022,077	$1,006,301

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2010, 2009 and 2008
Dollars in thousands

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2007	$1	$22	$201,660	$(97,109)	$(38,138)	$66,436
Comprehensive income (loss):
Net income	-	-	-	531	-	531
Foreign currency translation, net of $-0- tax	-	-	-	-	(10,662)	(10,662)
Unrealized losses on hedging activities, net of $-0- tax	-	-	-	-	(5,815)	(5,815)
Changes in unrecognized pension and postretirement benefit costs, net of $1,731 tax benefit	-	-	-	-	(67,630)	(67,630)
Amounts reclassified to net income:
Losses on hedging activities, net of $-0- tax	-	-	-	-	766	766
Net pension and other postretirement benefit costs, net of $128 tax expense	-	-	-	-	2,622	2,622
Total comprehensive loss	-	-	-	531	(80,719)	(80,188)
Net proceeds from initial public offering and conversion of preferred stock	(1)	22	192,999	-	-	193,020
Stock repurchase	-	(1)	(5,730)	-	-	(5,731)
Stock-based award activity	-	-	11,330	-	-	11,330
Preferred dividends declared	-	-	-	(3,492)	-	(3,492)
Balance at December 31, 2008	-	43	400,259	(100,070)	(118,857)	181,375
Comprehensive income (loss):
Net income	-	-	-	23,797	-	23,797
Foreign currency translation, net of $7 tax benefit	-	-	-	-	5,401	5,401
Unrealized losses on hedging activities, net of $-0- tax	-	-	-	-	(866)	(866)
Changes in unrecognized pension and postretirement benefit costs, net of $572 tax benefit	-	-	-	-	(910)	(910)
Amounts reclassified to net income:
Losses on hedging activities, net of $-0- tax	-	-	-	-	2,881	2,881
Net pension and other postretirement benefit costs, net of $1,438 tax expense	-	-	-	-	2,554	2,554
Total comprehensive income	-	-	-	23,797	9,060	32,857
Stock-based award activity	-	-	2,593	-	-	2,593
Balance at December 31, 2009	-	43	402,852	(76,273)	(109,797)	216,825
Comprehensive income (loss):
Net income	-	-	-	16,215	-	16,215
Foreign currency translation, net of $1,224 tax benefit	-	-	-	-	(8,260)	(8,260)
Unrealized losses on hedging activities, net of $-0- tax	-	-	-	-	(1,201)	(1,201)
Changes in unrecognized pension and postretirement benefit costs, net of $1,717 tax benefit	-	-	-	-	(18,690)	(18,690)
Amounts reclassified to net income:
Losses on hedging activities, net of $-0- tax	-	-	-	-	2,447	2,447
Net pension and other postretirement benefit costs, net of $89 tax expense	-	-	-	-	4,986	4,986
Total comprehensive loss	-	-	-	16,215	(20,718)	(4,503)
Stock-based award activity	-	-	4,049	-	-	4,049
Balance at December 31, 2010	$-	$43	$406,901	$(60,058)	$(130,515)	$216,371

See accompanying notes to consolidated financial statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$16,215	$23,797	$531
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and fixed asset impairment charges	16,130	15,074	14,788
Noncash stock-based compensation	3,137	2,593	11,330
Write off of deferred loan costs	-	-	4,614
Amortization of deferred loan costs	677	677	934
Loss (gain) on sale of fixed assets	90	(64)	60
Deferred income taxes	(296)	2,689	(13,330)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(6,060)	16,280	(20,612)
Inventories	11,598	10,763	(15,556)
Accounts payable and accrued liabilities, excluding asbestos
related accrued expenses	21,759	(20,899)	7,044
Other current assets	(934)	2,605	(3,285)
Change in asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	9,659	(10,166)	(9,457)
Changes in other operating assets and liabilities	(10,010)	(4,645)	(10,042)

Net cash provided by (used in) operating activities	61,965	38,704	(32,981)

Cash flows from investing activities:
Purchases of fixed assets	(12,527)	(11,006)	(18,645)
Acquisitions, net of cash received	(27,960)	(1,678)	(439)
Proceeds from sale of fixed assets	74	219	23
Net cash used in investing activities	(40,413)	(12,465)	(19,061)

Cash flows from financing activities:
Borrowings under term credit facility	-	-	100,000
Payments under term credit facility	(8,750)	(5,000)	(210,278)
Proceeds from borrowings on revolving credit facilities	5,500	-	28,185
Repayments of borrowings on revolving credit facilities	(5,500)	-	(28,158)
Payments on capital leases	(205)	(417)	(309)
Payments for loan costs	-	-	(3,347)
Net proceeds from stock-based awards	912	-	-
Proceeds from the issuance of common stock, net of offering costs	-	-	193,020
Repurchases of common stock	-	-	(5,731)
Dividends paid to preferred shareholders	-	-	(38,546)
Net cash (used in) provided by financing activities	(8,043)	(5,417)	34,836

Effect of exchange rates on cash	(2,930)	379	(2,125)

Increase (decrease) in cash and cash equivalents	10,579	21,201	(19,331)
Cash and cash equivalents, beginning of year	49,963	28,762	48,093
Cash and cash equivalents, end of year	$60,542	$49,963	$28,762

Cash interest paid	$6,105	$6,615	$9,970
Cash income taxes paid	$5,819	$16,596	$18,534

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company owns 44% of the common shares of Sistemas Centrales de Lubricación S.A. de C.V., a Mexican company and 28% of the common shares of Allweiler Al-Farid Pumps Company (S.A.E.), an Egyptian Corporation.  These investments are recorded in these financial statements using the equity method of accounting. Accordingly, $7.2 million and $6.6 million are recorded in other assets on the consolidated balance sheets at December 31, 2010 and 2009, respectively. The Company records its share of these investments’ net earnings, based on its economic ownership percentage. Accordingly, $1.8 million, $1.5 million and $1.5 million of earnings from equity investments were included as a reduction of selling, general and administrative expenses on the consolidated statements of operations for each of the three years ended December 31, 2010, 2009 and 2008, respectively.  All significant intercompany accounts and transactions have been eliminated.

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

In some cases, customer contracts may include multiple deliverables for product shipments and installation or maintenance labor. Deliverables are determined to be separate units of accounting if they have standalone value and there is no general right of refund.  Revenues from product shipments on this type of contract are recognized when title and risk of loss transfer to the customer, and the service revenue components are recognized as services are performed.

In some cases, customers may request that we store products on their behalf until the product is needed.  Under these arrangements, revenue is recognized when title and risk of loss have passed to the customer.

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

Advertising

Advertising costs of $0.5 million, $0.5 million, and $0.9 million for years ending December 31, 2010, 2009 and 2008, respectively, are expensed as incurred and have been included in selling, general and administrative expenses.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with acquisitions by the Company.  Indefinite-lived intangible assets consist of trade names.

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

During the year ended December 31, 2010, the Company changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fourth quarter to the first day of the fourth quarter.  The Company adopted this change in timing in order to provide additional time to quantify the fair value of our reporting units and, if necessary, to determine the implied fair value of goodwill.  This change in timing will also reduce the likelihood that the annual impairment analysis would not be completed by the required filing date of the Company’s annual financial statements.  The revised date also better aligns with our strategic planning and budgeting process, which is an integral component of the impairment testing. In accordance with GAAP, the Company will also perform interim impairment testing should circumstances requiring it arise.  We believe this accounting change is preferable and does not result in the delay, acceleration, or avoidance of an impairment charge.

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

The analysis performed as of October 2, 2010, and December 31, 2009 and 2008 indicated no impairment to be present.

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

The Company assesses its long-lived assets other than goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company recorded asset impairment losses totaling $0.6 million in 2009 in connection with the closure of two facilities. No such impairments were recorded in 2010 or 2008.

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

	December 31,
	2010	2009

Medical insurance	$702	$697
Workers' compensation	153	189

Total self-insurance reserves	$855	$886

 Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and recorded as part of cost of sales. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Warranty activity for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009

Warranty liability at beginning of the year	$2,852	$3,108
Accrued warranty expense, net of adjustments	2,079	1,651
Changes in estimates related to pre-existing warranties	(589)	(798)
Cost of warranty service work performed	(1,264)	(1,191)
Foreign exchange translation effect	(115)	82

Warranty liability at end of the year	$2,963	$2,852

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

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the consolidated balance sheets are recognized in the consolidated statements of operations for that period. The foreign currency transaction gain (loss) in income was $(0.4) million, $(1.4) million, and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Debt Issuance Costs

Costs directly related to the placement of debt are capitalized and amortized using the straight-line method, which approximates the effective interest method over the term of the related obligation. Amounts written off due to early extinguishment of debt are charged to earnings. Cost and accumulated amortization related to debt issuance costs amounted to approximately $3.4 million and 1.8 million, respectively, as of December 31, 2010 and $3.4 million and $1.1 million, respectively, as of December 31, 2009.

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

3. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting. The Company has adopted the provisions of ASU No. 2009-13 prospectively beginning January 1, 2011.  The Company does not anticipate a material impact on its results of operations from adopting the provisions of ASU No. 2009-13.

4. Acquisitions

The following acquisitions were accounted for using the acquisition method of accounting and, accordingly, the accompanying financial statements include the financial position and the results of operations from the dates of acquisition.

On August 19, 2010, we completed the acquisition of Baric Group (“Baric”) for $27.0 million, net of cash acquired. During the fourth quarter of 2010, a final working capital settlement of $0.2 million was paid pursuant to terms of the purchase agreements. Baric is a supplier of highly engineered fluid handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom. The following table summarizes intangible assets acquired:

	Asset	Weighted Average Amortization Period (years)

Acquired customer relationships	$7,053	10.0
Acquired developed technology	6,492	9.6
Backlog	3,339	2.3
Other	395	8.6
Trade names - indefinite life	2,770
Goodwill	12,940

Total intangible assets acquired	$32,989

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

On November 29, 2007, the Company acquired Fairmount Automation, Inc. (“Fairmount”), an original equipment manufacturer of mission critical programmable automation controllers in fluid handling applications primarily for the U.S. Navy, for $4.5 million plus contingent payments based on achievement of revenue and earnings targets over the three year period ending December 31, 2010. In the fourth quarters of 2009 and 2008, the first two targets were achieved, resulting in payments of $0.4 million in each period, which were recorded as goodwill.  In the fourth quarter of 2010, the final target was achieved, resulting in a payment of $0.7 million, which was recorded as goodwill.

5. Income Taxes

Income before income taxes and the components of the provision for income taxes were as follows:

	Year ended December 31,
	2010	2009	2008

Income (loss) before income tax expense:
Domestic	$(12,737)	$698	$(54,303)
Foreign	40,425	31,720	60,299

	$27,688	$32,418	$5,996
Provision for income taxes:
Current income tax expense (benefit):
Federal	$(30)	$(1,323)	$(1,145)
State	261	344	239
Foreign	11,538	6,911	19,701

	11,769	5,932	18,795
Deferred income tax expense (benefit):
Domestic	-	2,241	(12,607)
Foreign	(296)	448	(723)

	(296)	2,689	(13,330)
	$11,473	$8,621	$5,465

U.S. income taxes at the statutory rate reconciled to the overall U.S. and foreign provision for income taxes were as follows:

	Year ended December 31,
	2010	2009	2008

Tax at U.S. federal income tax rate	$9,691	$11,346	$2,099
State taxes	(5)	34	(1,500)
Effect of international tax rates	(2,522)	(2,260)	(3,342)
Payment of non-deductible underwriting fee	-	-	4,483
Changes in valuation and tax reserves	3,827	(710)	2,903
Other	482	211	822

Provision for income taxes	$11,473	$8,621	$5,465

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2010		2009
	Current	Long-Term	Current	Long-Term

Deferred tax assets:
Post-retirement benefit obligations	$1,076	$28,688	$1,003	$23,262
Expenses not currently deductible	7,401	30,042	9,552	30,200
Net operating loss carryover	-	49,789	-	42,268
Tax credit carryover	-	5,728	-	5,560
Other	918	823	-	837

Total deferred tax assets	9,395	115,070	10,555	102,127
Valuation allowance for deferred tax assets	(2,987)	(49,904)	(2,649)	(42,404)

Net deferred tax assets	6,408	65,166	7,906	59,723

Net tax liabilities:
Depreciation / amortization	-	14,901	-	10,578
Other	503	11,410	1,074	7,680

Total deferred tax liabilities	503	26,311	1,074	18,258

Net deferred tax assets	$5,905	$38,855	$6,832	$41,465

For purposes of the balance sheet presentation, the Company nets current and non-current tax assets and liabilities within each taxing jurisdiction. The above table is presented prior to the netting of the current and non-current deferred tax items. The Company evaluates the recoverability of its net deferred tax assets on a jurisdictional basis by considering whether net deferred tax assets will be realized on a more likely than not basis.  To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ending December 31, 2010, the valuation allowance increased from $45.1 million to $52.9 million with $4.2 million and $3.6 million of the increase recognized in income tax expense and other comprehensive income, respectively.  The $7.8 million net increase in 2010 was primarily attributable to U.S. deferred tax assets the Company believes may not be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of approximately $130.5 million expiring in years 2021 through 2030, and minimum tax credits of approximately $1.9 million that may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits that have been offset by a valuation allowance. We experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the IPO.  The Company’s ability to use these various carryforwards existing at the time of the ownership change to offset any taxable income generated in taxable periods after the ownership change may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2010, 2009 and 2008, the Company intends that all undistributed earnings of its controlled international subsidiaries will be reinvested and no tax expense in the United States has been recognized under the applicable accounting standard, for these reinvested earnings.  The amount of unremitted earnings from these international subsidiaries, subject to local statutory restrictions, as of December 31, 2010 is approximately $151.5 million.  It is not reasonably determinable as to the amount of deferred tax liability that would need to be provided if such earnings were not reinvested.

The Company applies an accounting standard which establishes a single model to address accounting for uncertainty in tax positions. This accounting standard applies to all tax positions and requires a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on classification, interest and penalties, accounting in interim periods and transition, and significantly expanded income tax disclosure requirements.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at December 31, 2008	$10,101

Additions for tax positions in prior periods	73
Additions for tax positions in current period	308
Reductions for tax positions in prior periods	(1,896)
Foreign exchange impact / other	160

Balance at December 31, 2009	8,746

Additions for tax positions in prior periods	590
Additions for tax positions in current period	412
Reductions for tax positions in prior periods	(1,076)
Foreign exchange impact / other	(81)

Balance at December 31, 2010	$8,591

The Company’s unrecognized tax benefits as of December 31, 2010 and 2009 totaled $8.9 million and $9.3 million inclusive of $0.3 million and $0.5 million of interest and penalties, respectively.  These amounts were offset in part by tax benefits of approximately $0.6 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.  The net liabilities for uncertain tax positions for the years ended December 31, 2010 and 2009 were $8.3 million and $8.6 million, respectively, and if recognized, would favorably impact the effective tax rate.

The Company records interest and penalties on uncertain tax positions for post-adoption periods as a component of income tax expense. The interest and penalty expense recorded in income tax expense attributed to uncertain tax positions for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0.2 million and $0.2 million, respectively.

The Company is subject to income tax in the U.S., state, and international locations. The Company’s significant operations outside the U.S. are located in Germany and Sweden. In Sweden, tax years 2005 to 2010 and in Germany, tax years 2006 to 2010 remain subject to examination. In the U.S., tax years 2005 and beyond generally remain open for examination by U.S. and state tax authorities as well as tax years ending in 1997, 1998, 2000 and 2003 that have U.S. tax attributes available that have been carried forward to open tax years or are available to be carried forward to future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, we estimate it is reasonably possible the expiration of various statutes of limitations and resolution of tax audits may reduce our tax expense in the next 12 months ranging from zero to $5.7 million.

6. Restructuring and Other Related Charges

The Company initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. As a result, for the years ended December 31, 2010 and 2009, the Company recorded pre-tax restructuring and other related costs of $10.3 million and $18.2 million, respectively. The costs incurred in the year ended December 31, 2010 include $2.2 million of termination benefits, including $0.6 million of non-cash stock-based compensation expense, related to the departure of the Company’s former President and Chief Executive Officer (CEO) in January of 2010.  Additionally, the costs incurred in the year ended December 31, 2010 include $1.3 million of termination benefits related to the October 2010 departures of the Company’s former Chief Financial Officer and General Counsel.  The costs incurred in the year ended December 31, 2009 include a $0.6 million non-cash asset impairment charge related to closure of a repair facility.

As of December 31, 2010, excluding additions from businesses acquired in 2009 and 2010, we have reduced our company-wide workforce by 237 associates from December 31, 2008.  Additionally, through the second quarter of 2010, we participated in a German government-sponsored furlough program in which the government paid the wage-related costs for participating associates.  Payroll taxes and other employee benefits related to employees’ furlough time are included in restructuring costs.

The Company has relocated its Richmond, Virginia corporate headquarters to the Columbia, Maryland area, in order to provide improved access to international travel and to its key advisors.  In connection with the move, the Company has incurred $0.6 million of employee termination benefit costs, reflected in restructuring and other related charges, and $0.4 million of other relocation related costs in 2010, which are reflected in selling, general and administrative expenses.  We expect to incur an additional $1.5 million of employee termination benefit costs, operating lease exit costs and other relocation expenses related to the headquarters relocation in the first six months of 2011.

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

A summary of restructuring activity for the year ended December 31, 2010 is shown below.

		Year Ended December 31, 2010
	Restructuring			Foreign	Restructuring
	Liability at			Currency	Liability at
	Dec. 31, 2009	Provisions	Payments	Translation	Dec. 31, 2010
Restructuring and Other RelatedCharges:
Termination benefits (1)	$9,473	$7,610	$(14,169)	$(734)	$2,180
Furlough charges (2)	-	327	(319)	(8)	-
Facility closure charges (3)	-	909	(909)	-	-
Consulting costs (4)	-	903	(903)	-	-
	$9,473	9,749	$(16,300)	$(742)	$2,180

Non-cash termination benefits (5)		574

Total		$10,323

(1)	Includes severance and other termination benefits such as outplacement services.
(2)	Includes payroll taxes and other employee benefits related to German employees’ furlough time.
(3)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Sanford, NC facility.
(4)	Includes outside consulting fees directly related to the Company’s restructuring and performance improvement initiatives.
(5)	Includes stock-based compensation expense related to the accelerated vesting of certain share-based payments in connection with the departure of the Company’s former President and CEO in January 2010.

7. Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share:

	Year ended December 31,
	2010	2009	2008
Numerator:
Net income	$16,215	$23,797	$531
Dividends on preferred stock	-	-	(3,492)
Net income (loss) available to common shareholders	$16,215	$23,797	$(2,961)

Denominator:
Weighted-average shares of common stock outstanding - basic	43,389,878	43,222,616	36,240,157
Net income (loss) per share - basic	$0.37	$0.55	$(0.08)

Weighted-average shares of common stock outstanding - basic	43,389,878	43,222,616	36,240,157
Net effect of potentally dilutive securities (1)	277,347	103,088	-
Weighted-average shares of common stock outstanding - diluted	43,667,225	43,325,704	36,240,157
Net income (loss) per share - diluted	$0.37	$0.55	$(0.08)

(1)	Potentially dilutive securities consist of options and restricted stock units.

In the years ended December 31, 2010, 2009 and 2008, respectively, approximately 1.3 million, 0.6 million and 0.5 million potentially dilutive stock options, restricted stock units and deferred stock units were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

8. Inventories

Inventories consisted of the following:

	December 31,
	2010	2009

Raw materials	$23,758	$28,445
Work in process	29,565	32,888
Finished goods	20,121	21,013

	73,444	82,346
Less-Customer progress billings	(7,726)	(3,171)
Less-Allowance for excess, slow-moving and obsolete inventory	(7,777)	(8,025)

	$57,941	$71,150

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Depreciable	December 31,
	Lives in Years	2010	2009

Land	-	$15,106	$16,618
Buildings and improvements	3 - 40	39,666	36,651
Machinery and equipment	3 - 15	121,933	119,727
Software	3 - 5	17,063	17,324

		193,768	190,320
Less-Accumulated depreciation		(104,522)	(98,230)
		$89,246	$92,090

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2010, 2009 and 2008, was approximately $12.1 million, $11.8 million and $12.1 million, respectively. These amounts include depreciation expense related to software for the years ended December 31, 2010, 2009 and 2008 of $1.9 million, $1.7 million and $2.0 million, respectively.

10. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 are as follows:

Goodwill

Balance December 31, 2008	$161,694

Contingent purchase price payment for Fairmount acquisition	418
Attributable to 2009 acquisition of PD-Technik	6
Impact of changes in foreign exchange rates	1,300

Balance December 31, 2009	163,418

Contingent purchase price payment for Fairmount acquisition	736
Attributable to 2010 acquisition of Baric	12,940
Impact of changes in foreign exchange rates	(4,756)

Balance December 31, 2010	$172,338

Other intangible assets consisted of the following:

	December 31,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Acquired customer relationships	$22,084	$(10,719)	$15,512	$(8,989)
Trade names - indefinite life	4,819	-	2,062	-
Acquired developed technology	12,231	(3,331)	5,811	(2,444)
Acquired backlog of open orders	3,311	(474)	-	-
Other intangibles	591	(214)	146	(146)

	$43,036	$(14,738)	$23,531	$(11,579)

In connection with the acquisition of PD-Technik in 2009, customer relationship intangibles of $0.9 million were acquired and are being amortized over a period of six years.

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $3.5 million, $2.6 million and $2.7 million, respectively. Amortization expense for the next five fiscal years is expected to be: 2011—$5.3 million, 2012—$5.0 million, 2013—$2.4 million, 2014—$2.1 million, and 2015—$1.7 million.

11. Retirement and Benefit Plans

The Company sponsors various defined benefit plans, defined contribution plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. We use December 31 as the measurement date for all of our employee benefit plans.

As a result of a settlement agreement reached in October of 2010, we assumed directly the pension obligation for a group of former employees of a divested subsidiary in place of an obligation to indemnify the purchaser of the subsidiary for all pension-related costs of the former employees.  The pension plan covering those employees transferred the rights to the assets and liabilities to one of our foreign plans.  The amounts related to this settlement are reflected as “Plan combinations” in the tables below.  The net underfunded position of $2.9 million has been recorded as current year pension expense.  This expense is substantially offset within SG&A by the reversal of an accrual established in prior years for this matter.

The following table summarizes the changes in our pension and other post-retirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status:

			Other
	Pension Benefits		Post-retirement Benefits
Year ended December 31,	2010	2009	2010	2009

Change in benefit obligation:
Projected benefit obligation at beginning of year	$306,571	$295,165	$10,859	$10,370
Service cost	1,168	1,381	-	-
Interest cost	16,514	17,577	553	525
Actuarial loss	20,344	10,662	3,671	772
Acquisitions	-	72	-	-
Plan combinations	12,639	-	-	-
Foreign exchange effect	(4,827)	2,958	-	-
Benefits paid	(21,121)	(21,244)	(1,280)	(808)

Projected benefit obligation at end of year	$331,288	$306,571	$13,803	$10,859

Accumulated benefit obligation at end of year	$327,498	$303,598	$-	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$209,921	$192,859	$-	$-
Actual return on plan assets	22,886	29,193	-	-
Employer contribution	10,797	7,517	1,280	808
Acquisitions	-	60	-	-
Plan combinations	9,762	-
Foreign exchange effect	(1,005)	1,536	-	-
Benefits paid	(21,121)	(21,244)	(1,280)	(808)

Fair value of plan assets at end of year	$231,240	$209,921	$-	$-

Funded status at end of year	$(100,048)	$(96,650)	$(13,803)	$(10,859)

Amounts recognized in the balance sheet at December 31:
Non-current assets	$290	$244	$-	$-
Current liabilities	(1,050)	(1,114)	(834)	(1,409)
Non-current liabilities	(99,288)	(95,780)	(12,969)	(9,450)

Total	$(100,048)	$(96,650)	$(13,803)	$(10,859)

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $324.8 million and $228.1 million, respectively, as of December 31, 2010 and $301.2 million and $207.2 million, respectively, as of December 31, 2009.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $328.5 million and $228.1 million, respectively, as of December 31, 2010 and $304.1 million and $207.2 million, respectively, as of December 31, 2009.

The following table summarizes the changes in our foreign pension plans’ obligations and plan assets, included in the previous disclosure, and includes a statement of the foreign plans’ funded status:

	Foreign Pension Benefits
Year ended December 31,	2010	2009

Change in benefit obligation:
Projected benefit obligation at beginning of year	$80,960	$82,253
Service cost	1,168	1,381
Interest cost	4,138	4,668
Actuarial loss (gain)	5,494	(5,947)
Acquisitions	-	72
Plan combinations	12,639	-
Foreign exchange effect	(4,827)	2,958
Benefits paid	(4,436)	(4,425)

Projected benefit obligation at end of year	$95,136	$80,960

Accumulated benefit obligation at end of year	$91,346	$77,988

Change in plan assets
Fair value of plan assets at beginning of year	$24,841	$23,219
Actual return on plan assets	1,638	1,390
Employer contribution	3,271	3,061
Acquisitions	-	60
Plan combinations	9,762	-
Foreign exchange effect	(1,005)	1,536
Benefits paid	(4,436)	(4,425)

Fair value of plan assets at end of year	$34,071	$24,841

Funded status at end of year	$(61,065)	$(56,119)

Expected contributions to the pension plans for 2011 are $6.7 million. The following benefit payments are expected to be paid during the years ending December 31:

			Other
	Pension Benefits		Post-retirement
	All Plans	Foreign Plans	Benefits

2011	$23,080	$4,554	$834
2012	22,232	4,752	895
2013	22,182	4,833	922
2014	22,228	4,923	932
2015	22,424	5,003	945
Years 2016-2020	110,002	25,782	4,534

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

	Actual Allocation
	December 31,		Target
	2010	2009	Allocation

United States Plans:
Equity securities:
U.S.	34%	39%	32% - 42%
International	16	12	10% - 16%
Fixed income securities	32	34	27% - 43%
Hedge fund	18	15	13% - 20%

Foreign Plans:
Large cap equity securities	11	15	0% - 20%
Fixed income securities	57	83	80% - 100%
Cash and cash equivalents	32	2	0% - 5%

The large proportion of assets in cash for foreign plans at December 31, 2010 is a temporary situation due to the transfer of assets resulting from the October settlement agreement.

The following table presents the Company’s pension plan assets using the fair value hierarchy as of December 31, 2010 and 2009.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2010
	Total	Level 1	Level 2	Level 3

United States Plans:
Cash and cash equivalents	$3	$3	$-	$-
Equity mutual funds:
U.S. large cap	54,086	54,086	-	-
U.S. small / mid-cap	12,339	12,339	-	-
International	32,271	32,271	-	-
Fixed income mutual funds:
U.S. government and corporate	39,923	39,923	-	-
High yield bonds	16,011	16,011
Emerging markets debt	6,194	6,194	-	-
Multi-strategy hedge funds	36,342	-	-	36,342

Foreign Plans:
Cash and cash equivalents	10,638	10,638	-	-
Large cap equity securities	3,885	3,885	-	-
Non-U.S. Government bonds	13,520		13,520
Other (a)	6,028	-	6,028	-

	$231,240	$175,350	$19,548	$36,342

(a)  This class includes diversified portfolio funds maintained for certain foreign plans.

	December 31, 2009
	Total	Level 1	Level 2	Level 3

United States Plans:
Cash and cash equivalents	$1,180	$1,180	$-	$-
Equity mutual funds:
U.S. large cap	56,400	56,400	-	-
U.S. small / mid-cap	15,992	15,992	-	-
International	22,548	22,548	-	-
Fixed income mutual funds:
U.S. government and corporate	39,192	39,192	-	-
High yield bonds	11,613	11,613
Emerging markets debt	11,386	11,386	-	-
Multi-strategy hedge funds	26,769	-	-	26,769

Foreign Plans:
Cash and cash equivalents	568	568	-	-
Large cap equity securities	3,688	3,688	-	-
Non-U.S. Government bonds	15,498		15,498
Other (a)	5,087	-	5,087	-

	$209,921	$162,567	$20,585	$26,769

(a)  This class includes diversified portfolio funds maintained for certain foreign plans.

Fixed income securities held by the foreign plans are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads and estimated prepayment rates.  The hedge fund investment is valued at the net asset value of units held by the plans at year end.

The table below presents a summary of the changes in the fair value of the Level 3 assets held.

Balance at January 1, 2009	$25,983
Unrealized gains	786
Balance at December 31, 2009	26,769
Net purchases and sales	9,036
Realized losses	(316)
Unrealized gains	853
Balance at December 31, 2010	$36,342

The components of net periodic cost and other comprehensive loss (income) were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$1,168	$1,381	$1,160	$-	$-	$-
Interest cost	16,514	17,577	17,429	553	525	501
Amortization	4,593	3,639	2,523	482	353	227
Plan combinations	2,877	-	-	-	-	-
Expected return on plan assets	(19,331)	(19,570)	(20,509)	-	-	-

Net periodic benefit cost	$5,821	$3,027	$603	$1,035	$878	$728

Change in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year net actuarial loss	16,736	710	66,101	3,671	772	901
Prior service cost	-	-	-	-	-	2,359
Less amounts included in net periodic cost:				-	-
Amortization of net loss	(4,593)	(3,639)	(2,523)	(234)	(104)	(165)
Amortization of prior service cost	-	-	-	(248)	(249)	(62)

Total recognized in other comprehensive loss (income)	$12,143	$(2,929)	$63,578	$3,189	$419	$3,033

The components of net periodic cost and other comprehensive (income) loss for our foreign pension plans, included within the previous disclosure, were as follows:

	Foreign Pension Benefits
	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$1,168	$1,381	$1,160
Interest cost	4,138	4,668	4,364
Recognized net actuarial loss	385	808	348
Plan combinations	2,877
Expected return on plan assets	(1,259)	(1,204)	(1,456)

Net periodic benefit cost	$7,309	$5,653	$4,416

Change in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year net actuarial loss (gain)	5,062	(6,464)	6,339
Less amounts included in net periodic cost:
Amortization of net loss	(385)	(808)	(348)

Total recognized in other comprehensive loss (income)	$4,677	$(7,272)	$5,991

The components of accumulated other comprehensive income that have not been recognized as components of net periodic cost are as follows:

			Other
	Pension Benefits		Post-retirement Benefits
At December 31,	2010	2009	2010	2009

Net actuarial loss	$153,757	$141,614	$6,774	$3,337
Prior service cost	-	-	1,800	2,048

Total	$153,757	$141,614	$8,574	$5,385

The components of accumulated other comprehensive income that are expected to be recognized in net periodic cost during the year ended December 31, 2011 are as follows:

		Other
	Pension	Post-retirement
	Benefits	Benefits

Net actuarial loss	$5,854	$567
Prior service cost	-	248

Total	$5,854	$815

The key economic assumptions used in the measurement of the Company’s benefit obligations at December 31, 2010 and 2009 are as follows:

			Other
	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009

Weighted-average discount rate:
For all plans	5.1%	5.7%	5.2%	5.6%
For all foreign plans	5.4%	5.6%	-	-

Weighted-average rate of increase in compensation
levels for active foreign plans	2.6%	2.0%	-	-

The key economic assumptions used in the computation of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average discount rate:
For all plans	5.7%	6.1%	6.0%	5.6%	6.0%	6.3%
For all foreign plans	5.6%	5.8%	4.7%	-	-	-

Weighted-average expected return on plan assets:
For all plans	8.3%	8.3%	8.3%	-	-	-
For all foreign plans	5.4%	5.0%	5.1%	-	-	-

Weighted-average rate of increase in compensation levels for active foreign plans	2.2%	2.1%	2.2%	-	-	-

In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of approximately 16.0% was assumed. The rate was assumed to decrease gradually to 5.0% by 2021 and remain at that level thereafter for benefits covered under the plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total service and interest cost components for 2010	$52	$(43)
Effect on post-retirement benefit obligation at December 31, 2010	1,667	(1,358)

The Company maintains defined contribution plans covering substantially all of their non-union domestic employees, as well as certain union domestic employees. Under the terms of the plans, eligible employees may generally contribute from 1% to 50% of their compensation on a pre-tax basis. The Company’s contributions are based on 50% of the first 6% of each participant’s pre-tax contribution. Additionally, the Company makes a unilateral contribution of 3% of all employees’ salary (including non-contributing participants) to the defined contribution plans. The Company’s expense for 2010, 2009 and 2008 was $2.4 million, $2.4 million and $2.2 million, respectively, related to these plans.

12. Debt

Long-term debt consisted of the following:

	December 31,
	2010	2009

Term A notes (senior bank debt)	$82,500	$91,250
Capital leases and other	-	235

Total debt	82,500	91,485

Less-current portion Term A	(10,000)	(8,750)
Less-current portion capital leases and other	-	(219)

	$72,500	$82,516

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

The Term A Note bears interest at LIBOR plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at quarter end. At December 31, 2010, the interest rate was 2.76% inclusive of 2.50% margin.  The Term A Note, as entered into on May 13, 2008, has $2.5 million due on a quarterly basis on the last day of each March, June, September and December beginning with June 30, 2010 and ending March 31, 2013, and one installment of $60.0 million payable on May 13, 2013.

The $150.0 million revolver contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and a €100.0 million sub-facility.  The annual commitment fee on the revolver ranges from 0.4% to 0.5% determined by the total leverage ratio calculated at quarter end. At December 31, 2010, the commitment fee was 0.5% and there was $14.1 million outstanding on the letter of credit sub-facility. The bankruptcy of Lehman Brothers, one of the financial institutions in the consortium that provided the Company’s revolving credit line, resulted in their default under the terms of the revolver and we will not be able to draw on their commitment of $6.0 million, leaving approximately $129.9 million available under the revolver loan.  The Credit Agreement was amended on February 14, 2011 to eliminate Lehman Brothers’ commitment, thereby reducing the total amount of the revolving credit line to $144.0 million.  At December 31, 2009, the commitment fee was 0.4% and there was $14.4 million outstanding on the letter of credit sub-facility, leaving approximately $136 million available under the revolver loan.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A Note and revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2010.

The future aggregate annual maturities of long-term debt at December 31, 2010 are:

Term Debt

2011	$10,000
2012	10,000
2013	62,500

Total	$82,500

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

In 2010 and 2009, 194,999 and 18,078 shares of common stock, respectively, were issued in connection with stock option exercises and employee share-based payment arrangements that vested during the year.

Repurchases of Common Stock

On November 5, 2008, the Company’s board of directors authorized the repurchase of up to $20 million (up to $10 million per year in 2008 and 2009) of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The repurchase program was conducted pursuant to SEC Rule 10b5-1. The timing and amount of any shares repurchased was determined by the Company’s management based on its evaluation of market conditions and other factors.  In the fourth quarter of 2008, the Company purchased 795,000 shares of its common stock for approximately $5.7 million.  There were no repurchases in 2009 or 2010.

Dividend Restrictions

The Company’s Credit Agreement limits the amount of cash dividends and common stock repurchases the Company may make to a total of $10 million annually.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2010	2009

Foreign currency translation adjustment	$5,928	$14,188
Unrealized losses on hedging activities	(1,789)	(3,035)
Net unrecognized pension and other post-retirement benefit costs	(134,654)	(120,950)

Total accumulated other comprehensive loss	$(130,515)	$(109,797)

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

The Company measures and recognizes compensation expense relating to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is recognized as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations as payroll costs of the employees receiving the awards are recorded in the same line item. Stock-based compensation expense related to the departure of the Company’s former President and CEO in January 2010 was recognized as a component of “Restructuring and other related charges”.  In the years ended December 31, 2010, 2009 and 2008, $3.1 million, $2.6 million and $1.3 million, respectively, of compensation cost and deferred tax benefits of approximately $1.1 million, $0.9 million and $0.4 million, respectively, were recognized. Compensation expense for 2010 included $0.6 million related to the former President and CEO’s departure.  Compensation expense recognized for the former President and CEO reflects the accelerated vesting of certain stock options and performance-based restricted stock units on January 9, 2010.  Additional compensation cost of $0.4 million was recognized for the accelerated vesting and extended exercise terms related to the departures of the Company’s former Chief Financial Officer and General Counsel.  At December 31, 2010, the Company had $5.6 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.0 years. The intrinsic value of awards exercised or converted was $1.2 million and $0.1 million in 2010 and 2009, respectively.  There were no awards exercised or converted in 2008.  At December 31, 2010, the Company had issued stock-based awards that are described below.

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

Stock-based compensation expense for stock option awards was based on the grant-date fair value using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions we used to calculate fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted during the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009	2008
Weighted-average assumptions used in Black-Scholes model:
Expected period that options will be outstanding (in years)	4.50	4.50	4.50
Interest rate (based on U.S. Treasury yields at time of grant)	2.38%	1.87%	3.08%
Volatility	52.22%	32.50%	32.35%
Dividend yield	-	-	-
Weighted-average fair value of options granted	$5.63	$2.24	$5.75

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

Stock option activity for the years ended December 31, 2010 and 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2008	-	$-
Granted	531,999	17.94
Exercised	-	-
Forfeited	(17,008)	18.00
Outstanding at December 31, 2008	514,991	$17.93

Granted	844,165	7.44
Exercised	-	-
Forfeited	(91,523)	11.70
Outstanding at December 31, 2009	1,267,633	$11.40

Granted	756,471	12.48
Exercised	(152,490)	7.48
Forfeited	(295,125)	10.71
Expired	(35,833)	15.94
Outstanding at December 31, 2010	1,540,656	$12.34	5.47	$9,380
Vested or expected to vest at December 31, 2010	1,146,682	$13.06	5.11	$6,162
Exercisable at December 31, 2010	478,052	$13.82	4.72	$2,214

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

The fair value of each grant of performance-based restricted stock or restricted stock units is equal to the market value of a share of common stock on the date of grant and the compensation expense is recognized when it is expected that the performance goals will be achieved.  The performance criterion for the performance-based restricted stock units (PRSUs) granted in 2008 was achieved; however, the performance criterion for those granted in 2009 was not achieved and accordingly, no compensation expense for the 2009 grants was recognized.  The performance criterion for PRSUs granted in 2010 was achieved, except for those granted to the CEO as part of his initial employment agreement in January.  The PRSUs granted to the CEO are subject to separate criterion that may be achieved through 2013.

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

The following table summarizes the Company’s PRSU and RSU and activity for 2010 and 2009:

	PRSUs		RSUs
Nonvested shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2008	-	$-	-	$-
Granted	125,041	17.89	73,305	18.00
Vested	-	-	-	-
Forfeited	(694)	18.00	(1,116)	18.00
Nonvested at December 31, 2008	124,347	$17.89	72,189	$18.00
Granted	337,716	7.44	69,610	8.35
Vested	-	-	(48,871)	15.72
Forfeited	(31,566)	10.69	-	-
Nonvested at December 31, 2009	430,497	$10.22	92,928	$11.97
Granted	263,454	12.10	44,693	12.88
Vested	(25,000)	18.00	(53,828)	13.69
Forfeited	(385,456)	8.72	-	-
Nonvested at December 31, 2010	283,495	$13.33	83,793	$11.35

The fair value of shares vested was $1.0 million and $0.4 million in 2010 and 2009, respectively.  No shares vested during 2008.

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

14. Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt of $81.6 million and $88.6 million at December 31, 2010 and 2009, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	Total	Level 1	Level 2	Level 3
As of December 31, 2010

Assets:
Cash equivalents	$24,925	$24,925	$-	$-

Liabilities:
Interest rate swap	$1,789	$-	$1,789	$-
Foreign currency contracts	257	-	257	-
	$2,046	$-	$2,046	$-

As of December 31, 2009

Assets:
Cash equivalents	$33,846	$33,846	$-	$-

Liabilities:
Interest rate swap	$3,035	$-	$3,035	$-
Foreign currency contracts	121	-	121	-
	$3,156	$-	$3,156	$-

There were no significant transfers between level 1 and level 2 during 2010 or 2009.

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

On June 24, 2008, the Company entered into an interest rate swap with an aggregate notional value of $75 million whereby it exchanged its LIBOR-based variable rate interest for a fixed rate of 4.1375%.  The notional value decreased to $50 million on June 30, 2010 and will decrease to $25 million on June 30, 2011, and expires on June 29, 2012. The fair values of the swap agreement, based on third-party quotes, were liabilities of $1.8 million and $3.0 million at December 31, 2010 and 2009, respectively, and are recorded in “Other long term liabilities” on the consolidated balance sheet.  The swap agreement has been designated as a cash flow hedge, and therefore changes in its fair value are recorded as an adjustment to other comprehensive income. The effective portion of net losses recognized in AOCI during the years ended December 31, 2010, 2009, and 2008 were $1.2 million, $0.9 million and $5.8 million, respectively.  There has been no significant ineffectiveness related to this arrangement since its inception. During the years ended December 31, 2010, 2009 and 2008, $2.4 million, $2.9 million and $0.8 million, respectively, of losses on the swap were reclassified from AOCI to interest expense.  At December 31, 2010, the Company expects to reclassify $1.4 million of net losses on the interest rate swap from accumulated other comprehensive income to earnings during the next twelve months.

As of December 31, 2010 and 2009, the Company had no open commodity futures contracts, but in previous periods had copper and nickel futures contracts.  The Company did not elect hedge accounting for these contracts, and therefore changes in their fair value were recognized in earnings.  For the years ended December 31, 2009 and 2008, the consolidated statements of operations include $2.0 million and $(1.7) million, respectively, of unrealized gains (losses) as a result of changes in the fair value of these contracts.  Realized (losses) on these contracts of $(1.0) million and $(0.4) million were recognized in the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, the Company had foreign currency contracts with notional values of $13.1 million and $10.5 million, respectively. The fair values of the contracts were liabilities of $0.3 million and $0.1 million at December 31, 2010 and 2009, respectively and are recorded in “Other accrued liabilities” and “Other liabilities” on the consolidated balance sheets. The Company has not elected hedge accounting for these contracts; therefore, changes in the fair value are recognized as a component of selling, general and administrative expense.  For the years ended December 31, 2010, 2009 and 2008, the consolidated statements of operations include $(0.2) million, $(0.7) million and $0.3 million, respectively, of unrealized gains (losses) as a result of changes in the fair value of these contracts.  Realized gains (losses) on these contracts of $(1.4) million, $0.9 million and $(0.3) million were recognized in the years ended December 31, 2010, 2009, and 2008, respectively.

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

No one customer accounted for 10% or more of the Company’s sales in 2010, 2009 or 2008 or accounts receivable at December 31, 2010 or 2009.

16. Related Party Transactions

During 2008, the Company paid a management fee of $0.5 million to Colfax Towers, a party related by common ownership, recorded in selling, general and administrative expenses. This arrangement was discontinued following the Company’s IPO in May 2008.

17. Operations by Geographical Area

The Company’s operations have been aggregated into a single reportable operating segment for the design, production and distribution of fluid handling products. The operations of the Company on a geographic basis are as follows:

	Year ended December 31,
	2010	2009	2008
Net sales by origin:
United States	$183,803	$177,373	$189,924
Foreign locations:
Germany	196,399	180,917	239,723
Other	161,785	166,734	175,207
Total foreign locations	358,184	347,651	414,930

Total net sales	$541,987	$525,024	$604,854

Net sales by product:
Pumps, including aftermarket parts and service	$444,907	$443,073	$529,300
Systems, including installation service	78,598	69,339	58,231
Valves	14,568	10,081	10,094
Other	3,914	2,531	7,229

Total net sales	$541,987	$525,024	$604,854

	December 31,
	2010	2009
Long-lived assets:
United States	$27,757	$24,785
Foreign locations:
Germany	42,619	48,232
Other	18,870	19,073
Total foreign locations	61,489	67,305

Total long-lived assets	$89,246	$92,090

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

Of the 24,764 pending claims, approximately 3,500 of such claims have been brought in various federal and state courts in Mississippi; approximately 3,300of such claims have been brought in the Supreme Court of New York County, New York; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 900 claims have been filed in state courts in Michigan and the U.S. District Court, Eastern and Western Districts of Michigan. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

Claims activity related to asbestos is as follows (1):

	Year ended December 31,
	2010	2009	2008

Claims unresolved at the beginning of the period	25,295	35,357	37,554
Claims filed (2)	3,692	3,323	4,729
Claims resolved (3)	(4,223)	(13,385)	(6,926)

Claims unresolved at the end of the period	24,764	25,295	35,357

Average cost of resolved claims (4)	$12,037	$11,106	$5,378

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)
Claims resolved include asbestos claims that have been settled or dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

(4)
Average cost of settlement to resolve claims in whole dollars. These amounts exclude claims settled in Mississippi for which the majority of claims have historically been resolved for no payment.  These amounts exclude insurance recoveries.  The increase in average cost of resolved claims from 2008 to 2009 is driven primarily by a shift in the mix of settled claims from dismissals with no dollar value to mesothelioma settlements.

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

During the third quarter of 2009, an analysis of claims data including filing and dismissal rates, alleged disease mix, filing jurisdiction, as well as settlement values resulted in the determination that the Company should revise its rolling 15-year estimate of asbestos-related liability for pending and future claims.  The analysis reflected that a statistically significant increase in mesothelioma filings had occurred and was expected to continue for both subsidiaries.  As a result, the Company recorded an $11.6 million pretax charge in the third quarter of 2009, which was comprised of an increase to its asbestos-related liabilities of $111.3 million offset by expected insurance recoveries of $99.7 million.

Each subsidiary has separate insurance coverage acquired prior to Company ownership of each independent entity. In its evaluation of the insurance asset, the Company used differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

In November 2008, one of the subsidiaries entered into a settlement agreement with the primary and umbrella carrier governing all aspects of the carrier’s past and future handling of the asbestos related bodily injury claims against the subsidiary. As a result of this agreement, during the third quarter of 2008, the Company increased its insurance asset by $7.0 million attributable to resolution of a dispute concerning certain pre-1966 insurance policies and recorded a corresponding pretax gain. The Company reimbursed the primary insurer for $7.6 million in deductibles and retrospective premiums in the fourth quarter of 2008 and has no further liability to the insurer under these provisions of the primary policies.

For this subsidiary, the Delaware Court of Chancery ruled on October 14, 2009, that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business.  Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the assertion and belief that defense costs are outside policy limits, the Company, as of October 2, 2009, increased its future expected recovery percentage from 67% to 90% of asbestos-related costs following the exhaustion of its primary and umbrella layers of insurance and recorded a pretax gain of $17.3 million. The subsidiary expects to be responsible for approximately 10% of its future asbestos-related costs.

During the third quarter of 2010, an insolvent carrier that had written approximately $1.4 million in limits for which this subsidiary had assumed no recovery made a cash settlement offer of approximately $0.7 million.  As such, the subsidiary recorded a gain for this amount and a receivable from the insurer.

The subsidiary was notified during the third quarter of 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for twenty years that the limits of liability of its primary and umbrella layer policies had been exhausted.  Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier.  Certain first-layer excess insurers have defended and/or indemnified the subsidiary and/or agreed to defend and/or indemnify the subsidiary, subject to their reservations of rights and their applicable policy limits.  Litigation between this subsidiary and its excess insurers is continuing and it is anticipated that the trial phase will be completed in 2011. The subsidiary continues to work with its excess insurers to obtain defense and indemnity payments while the litigation is proceeding.  Given the uncertainties of litigation, there are a variety of possible outcomes, including but not limited to the subsidiary being required to fund all or a portion of the subsidiary’s defense and indemnity payments until such time a final ruling orders payment by the insurers.  While not impacting the results of operations, the funding requirement could range up to $10 million per quarter until final resolution.

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

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case.  During the fourth quarter of 2010, the court-appointed special allocation master made its recommendation which has not yet been accepted by the court.   Based upon the recommendation, the Company reduced the current asbestos receivable by $2.3 million, increased the long-term asbestos asset by $0.4 million and recorded a net charge to asbestos liability and defense costs of $1.9 million in the third quarter of 2010. As a result of the current status of this litigation, we decreased the amount currently due from insurers by $0.5 million and decreased the insurance asset for future periods by $1.6 million and recorded a pretax loss of $2.1 million in the fourth quarter of 2010.   We currently anticipate that the trial phase in this litigation will be complete in 2011.  We cannot predict the outcome of this litigation with certainty, or whether the outcome will be more or less favorable than our best estimate included in the consolidated financial statements.  Given the uncertainty inherent in litigation, we would estimate the range of possible results from positive $30 million to negative $30 million relative to our reported insurance assets on our consolidated balance sheets.  The timing of any cash inflows or outflows related to these matters cannot be estimated. The subsidiary expects to be responsible for approximately 15% of all future asbestos-related costs.

The Company has established reserves of $429.7 million and $443.8 million as of December 31, 2010 and December 31, 2009, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $374.4 million and $389.4 million as of December 31, 2010 and December 31, 2009, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $55.3 million and $54.3 million as of December 31, 2010 and December 31, 2009, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $51.8 million and $52.8 million as of December 31, 2010 and December 31, 2009, respectively, for which insurance recovery is deemed probable.  The Company has recorded the reserves for the asbestos liabilities as “Accrued asbestos liability” and “Long-term asbestos liability” and the related insurance recoveries as “Asbestos insurance asset” and “Long-term asbestos insurance asset”.  The receivable for previously paid liability and defense costs is recorded in “Asbestos insurance receivable” and “Long-term asbestos insurance receivable”.  The Company also has reflected in other accrued liabilities $23.3 million and $15.8 million as of December 31, 2010 and December 31, 2009, respectively, for overpayments by certain insurers and unpaid legal costs related to defending itself against asbestos-related liability claims and legal action against the Company’s insurers.

The expense (income) related to these liabilities and legal defense was $7.9 million, net of estimated insurance recoveries, for the year ended December 31, 2010 compared to ($2.2) million and ($4.8) million for the years ended December 31, 2009 and 2008, respectively.  Legal costs related to the subsidiaries’ action against their asbestos insurers were $13.2 million for the year ended December 31, 2010 compared to $11.7 million and $17.2 million for the years ended December 31, 2009 and 2008, respectively.

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

General Litigation

On June 3, 1997, one of our subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In the third quarter of 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set.  The subsidiary intends to continue to defend this matter vigorously. At December 31, 2010, the Company’s consolidated balance sheet includes a liability, reflected in “Other liabilities”, related to this matter of $9.5 million.

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

Guarantees

At December 31, 2010, there were $14.1 million of letters of credit outstanding.  Additionally, at December 31, 2010, we had issued $16.4 million of bank guarantees securing primarily customer prepayments, performance, and product warranties in our European and Asian operations.

Minimum Lease Obligations

The Company has the following minimum rental obligations under non-cancelable operating leases for certain property, plant and equipment. The remaining lease terms range from 1 to 5 years.

Year ended December 31,

2011	$3,845
2012	2,997
2013	2,126
2014	1,613
2015	1,498
Thereafter	646

Total	$12,725

Net rental expense under operating leases was approximately $4.6 million, $4.8 million, and $5.1 million in 2010, 2009 and 2008, respectively.

19. Quarterly Results for 2010 and 2009 (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(millions, except per share amounts)

2010
Net sales	$119,971	$122,968	$132,397	$166,651
Gross profit	41,756	42,981	47,097	59,574
Net (loss) income	(374)	2,088	5,851	8,650

Net (loss) income per share - basic and diluted	$(0.01)	$0.05	$0.13	$0.20

2009
Net sales	$136,323	$129,185	$128,545	$130,971
Gross profit	48,015	44,555	46,206	47,011
Net income	7,065	4,476	5,530	6,726

Net income per share - basic	$0.16	$0.10	$0.13	$0.16
Net income per share - diluted	$0.16	$0.10	$0.13	$0.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

Other than the matters described in this Item 9A under “Remediation of Material Weakness in Internal Control Over Financial Reporting”, during the fourth quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in their report which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting.”

Remediation of Material Weakness in Internal Control Over Financial Reporting

Our 2009 Annual Report on Form 10-K/A identified a material weakness in our internal control over financial reporting, which continued to exist in each subsequent financial reporting period through October 2010.

Management concluded that the previous actuarial valuations for the plans of a U.S subsidiary contained errors in participant data.  The errors largely originated in census data compiled by the subsidiary’s former actuaries prior to our acquisition of the subsidiary in 1997.  The result of these errors affected the valuation of pension liabilities at the date of the acquisition and goodwill was overstated.  Remediation of the material weakness occurred during the fourth quarter ended December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”  Additional information regarding our directors, audit committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2011 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2011 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Information responsive to this item is incorporated by reference to such information included in our 2011 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated by reference to such information included in our 2011 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated by reference to such information included in our 2011 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated by reference to such information included in our 2011 Proxy Statement under the captions “Independent Registered Public Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 84 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(b)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2011.

COLFAX CORPORATION

By:	/s/ CLAY H. KIEFABER
Clay H. Kiefaber
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 25, 2011

/s/ CLAY H. KIEFABER
Clay H. Kiefaber
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ C. SCOTT BRANNAN
C. Scott Brannan
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ JOSEPH O. BUNTING III
Joseph O. Bunting III
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ CLAYTON A. PERFALL
Clayton A. Perfall
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

COLFAX CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Valuation and Qualifying Accounts	88

EXHIBIT INDEX

Exhibit Number	Description	Location*
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

4.1	Specimen Common Stock Certificate

10.1	Colfax Corporation 2008 Omnibus Incentive Plan**

10.1a	Form of Non-Qualified Stock Option Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1b	Form of Performance Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1c	Form of Outside Director Restricted Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1d	Form of Outside Director Deferred Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1e	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock made pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1f	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.2	Service Contract for Board Member, dated November 14, 2006, between the Company and Dr. Michael Matros**

10.3	Form of Indemnification Agreement entered into between the Company and each of its directors and officers**

10.4	Colfax Corporation Amended and Restated Excess Benefit Plan**

10.5	Retirement Plan for salaried U.S. Employees of Imo Industries, Inc. and Affiliates**

10.6	Colfax Corporation Excess Benefit Plan**

10.7	Allweiler AG Company Pension Plan**

10.8	Colfax Corporation Director Deferred Compensation Plan**

10.9	Employment Agreement between Colfax Corporation and Clay Kiefaber**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 11, 2010

10.10	Employment Agreement between Colfax Corporation and C. Scott Brannan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 22, 2010

10.11	Employment Agreement between Colfax Corporation and John A. Young**

10.12	Employment Agreement between Colfax Corporation and Thomas M. O’Brien**

10.13	Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.14	Employment Agreement between Colfax Corporation and G. Scott Faison**

10.15	Amendment to the Employment Agreement between Colfax Corporation and John A. Young**	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.16	Amendment to the Employment Agreement between Colfax Corporation and Thomas B. O’Brien**	Incorporated by reference to Exhibit 10.14 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.17	Amendment to the Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.18	Amendment to the Employment Agreement between Colfax Corporation and G. Scott Faison**	Incorporated by reference to Exhibit 10.16 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.19	Separation Agreement between Colfax Corporation and John A. Young**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 11, 2010

10.20	Termination Agreement between Colfax Corporation and Dr. Matros**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-034045) as filed with the Commission on April 16, 2010

10.21	Financial Advisory Services Agreement between Colfax Corporation and G. Scott Faison**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on December 13, 2010

10.22	Legal Advisory Services Agreement between Colfax Corporation and Thomas M. O’Brien**	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on December 13, 2010

10.23	Colfax Corporation Annual Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on August 4, 2009

10.24	Credit Agreement, dated May 13, 2008, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein and the lenders identified therein	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).
**	Indicates management contract or compensatory plan, contract or arrangement.

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses (a)	Charged to Other Accounts (b)	Write-offs, Write-downs & Deductions	Foreign Currency Translation	Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$2,837	218	-	(405)	(88)	$2,562
Allowance for excess, slow-moving and obsolete inventory	$8,025	1,942	-	(1,849)	(341)	$7,777
Valuation allowance for deferred tax assets	$45,053	4,407	3,666	(180)	(55)	$52,891

Year Ended December 31, 2009
Allowance for doubtful accounts	$2,486	405	-	(178)	124	$2,837
Allowance for excess, slow-moving and obsolete inventory	$6,923	1,368	-	(413)	147	$8,025
Valuation allowance for deferred tax assets	$45,206	(82)	-	-	(71)	$45,053

Year Ended December 31, 2008
Allowance for doubtful accounts	$1,812	828	-	(33)	(121)	$2,486
Allowance for excess, slow-moving and obsolete inventory	$7,589	(334)	-	(74)	(258)	$6,923
Valuation allowance for deferred tax assets	$17,776	2,999	24,431	-	-	$45,206

(a)	Net of recoveries.
(b)	Amounts charged to other comprehensive income.