Form 10-Q
period 2011-04-01
Colfax CORP
filed 2011-05-03
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2011

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

(301) 323-9000
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

As of April 1, 2011, there were 43,504,657 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010

Net sales	$158,558	$119,971
Cost of sales	105,304	78,215
Gross profit	53,254	41,756
Selling, general and administrative expense	34,938	29,489
Research and development expense	1,608	1,628
Restructuring and other related charges	1,977	4,039
Asbestos liability and defense costs	1,333	1,435
Asbestos coverage litigation expense	2,066	3,881
Operating income	11,332	1,284
Interest expense	1,827	1,813
Income (loss) before income taxes	9,505	(529)
Provision for (benefit from) income taxes	2,950	(155)
Net income (loss)	$6,555	$(374)
Net income (loss) per share—basic and diluted	$0.15	$(0.01)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	April 1, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,460	$60,542
Trade receivables, less allowance for doubtful accounts of $2,654 and $2,562	107,213	98,070
Inventories, net	76,658	57,941
Deferred income taxes, net	6,671	6,108
Asbestos insurance asset	33,768	34,117
Asbestos insurance receivable	44,677	46,108
Prepaid expenses	11,296	11,851
Other current assets	8,285	6,319
Total current assets	334,028	321,056
Deferred income taxes, net	52,770	52,385
Property, plant and equipment, net	93,192	89,246
Goodwill	187,248	172,338
Intangible assets, net	38,405	28,298
Long-term asbestos insurance asset	336,671	340,234
Long-term asbestos insurance receivable	5,736	5,736
Deferred loan costs and other assets	14,239	12,784
Total assets	$1,062,289	$1,022,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	58,238	50,896
Accrued asbestos liability	37,487	37,875
Accrued payroll	22,164	21,211
Advance payment from customers	21,454	17,250
Accrued taxes	6,509	6,173
Accrued termination benefits	1,631	2,180
Other accrued liabilities	50,176	45,925
Total current liabilities	207,659	191,510
Long-term debt, less current portion	73,800	72,500
Long-term asbestos liability	388,314	391,776
Pension and accrued post-retirement benefits	114,578	112,257
Deferred income tax liability	16,576	13,529
Other liabilities	23,580	24,134
Total liabilities	824,507	805,706
Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,504,657 and 43,413,553 issued and outstanding	44	43
Additional paid-in capital	409,741	406,901
Accumulated deficit	(53,503)	(60,058)
Accumulated other comprehensive loss	(118,500)	(130,515)
Total shareholders’ equity	237,782	216,371
Total liabilities and shareholders’ equity	$1,062,289	$1,022,077

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010

Cash flows from operating activities:
Net income (loss)	$6,555	$(374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	5,353	3,735
Stock-based compensation expense	1,716	1,067
Amortization of deferred loan costs	174	169
Deferred income tax benefit	(1,250)	(2,504)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(497)	5,946
Inventories, net	(7,760)	3,686
Accounts payable and accrued expenses, excluding asbestos-related accrued expenses	(604)	(2,400)
Other current assets	(1,790)	(2,396)
Asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	1,262	10,994
Changes in other operating assets and liabilities	1,553	(1,834)
Net cash provided by operating activities	4,712	16,089

Cash flows from investing activities:
Purchases of fixed assets	(3,036)	(2,509)
Acquisitions, net of cash received	(22,299)	—
Proceeds from the sale of fixed assets	—	23
Net cash used in investing activities	(25,335)	(2,486)

Cash flows from financing activities:
Payments under term credit facility	(2,500)	(1,250)
Proceeds from borrowings on revolving credit facilities	16,631	—
Repayments of borrowings on revolving credit facilities	(12,831)	—
Payments on capital leases	—	(56)
Proceeds from stock-based awards	1,125	26
Net cash provided by (used in) financing activities	2,425	(1,280)

Effect of foreign exchange rates on cash and cash equivalents	3,116	(2,071)

(Decrease) increase in cash and cash equivalents	(15,082)	10,252
Cash and cash equivalents, beginning of period	60,542	49,963
Cash and cash equivalents, end of period	$45,460	$60,215

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Nature of Operations

Colfax Corporation (the “Company” or “Colfax”) is a global supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves. The Company has a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. The Company’s products serve a variety of applications in five strategic markets: commercial marine, oil and gas, power generation, defense and general industrial. Colfax designs and engineers its products to high quality and reliability standards for use in critical fluid-handling applications where performance is paramount, and it offers customized fluid-handling solutions to meet individual customer needs based on its in-depth technical knowledge of the applications in which its products are used. The Company’s products are marketed principally under the Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren, and Zenith brand names. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brand names in the fluid-handling industry, with Allweiler dating back to 1860.

2. General

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.

The Condensed Consolidated Balance Sheet as of December 31, 2010 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

We make certain estimates and assumptions in preparing our Condensed Consolidated Financial Statements in accordance with GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented.  Actual results may differ from those estimates.

The results of operations for the three months ended April 1, 2011 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s fluid-handling business. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter.  Also, Colfax’s European operations typically experience a slowdown during the July and August holiday season. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Recently Issued Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU No. 2009-13”). ASU No. 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting. The Company adopted the provisions of ASU No. 2009-13 prospectively beginning January 1, 2011. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

4. Acquisition

On February 14, 2011, the Company completed the acquisition of Rosscor Holding, B.V. (“Rosscor”) for $22.3 million, net of cash acquired and subject to final adjustments under the purchase agreement. Rosscor is a supplier of multiphase pumping technology and certain other highly engineered fluid-handling systems, with its primary operations based in Hengelo, The Netherlands. As a result of this acquisition, the Company has expanded its product offerings in the oil and gas end market to include multiphase pump systems that many of its customers already purchase. The Company accounted for the acquisition using the acquisition method of accounting; accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the date of acquisition. None of the Goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the aggregate estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:
February 14,
2011
(in thousands)
Trade receivables	$8,475
Inventories	11,439
Property, plant and equipment	1,121
Goodwill(1)	10,212
Intangible assets	10,726
Accounts payable	(8,851)
Customer advance payments	(7,466)
Other assets and liabilities, net	(3,357)
Net cash consideration	$22,299

(1)
Goodwill included in the Condensed Consolidated Balance Sheet increased by $14.9 million from $172.3 million as of December 31, 2010 to $187.2 million as of April 1, 2011, of which $10.2 million relates to the acquisition of Rosscor detailed above and the remaining $4.7 million increase represents the effect of foreign currency translation.

The following table summarizes the Intangible assets acquired, excluding Goodwill:

	Intangible	Weighted-Average
	Asset	Amortization
	(in thousands)	Period (years)

Backlog	$1,828	0.98
Acquired technology	8,898	20.00
Intangible assets	$10,726	16.76

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.  Net Income (Loss) Per Share

Net income (loss) per share was computed as follows:
	Three Months Ended
	April 1,	April 2,
	2011	2010
	(in thousands, except share data)
Net income (loss)	$6,555	$(374)

Weighted-average shares of Common stock outstanding—basic	43,497,642	43,242,659
Net effect of potentially dilutive securities(1)	607,478	—
Weighted-average shares of Common stock outstanding—diluted	44,105,120	43,242,659

Net income (loss) per share—basic and diluted	$0.15	$(0.01)

(1)	Potentially dilutive securities consist of stock options and restricted stock units.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended April 1, 2011 and April 2, 2010 excludes approximately 0.5 million and 1.6 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6. Income Taxes

During the three months ended April 1, 2011, Income before income taxes was approximately $9.5 million and the Provision for income taxes was $3.0 million.  The effective tax rate of 31.0% represents the estimated annual tax rate for the year applied to the current period Income before income tax plus the tax effect of any significant unusual items, discrete items or changes in tax law. This effective tax rate of 31.0% differs from the United States (“U.S.”) federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate.

During the three months ended April 2, 2010, Loss before income taxes was approximately $0.5 million and Benefit from income taxes was $0.2 million.  The effective tax rate of 29.3% represents the estimated annual tax rate for the year applied to the current period Loss before income tax plus the tax effect of any significant unusual items, discrete items or changes in tax law. This effective tax rate of 29.3% differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate.

The Company is subject to income tax in the U.S. (including state jurisdictions) and international locations.  The Company’s significant operations outside the U.S. are located in Germany and Sweden.  In Sweden, tax years 2005 to 2010 and in Germany, tax years 2006 to 2010 remain subject to examination. In the U.S., tax years 2005 and beyond generally remain open for examination by U.S. federal and state tax authorities as well as tax years ending in 1997, 1998, 2000 and 2003 that have U.S. tax attributes available that have been carried forward to open tax years or are available to be carried forward to future tax years.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations and resolution of tax audits may reduce its tax expense in the next 12 months ranging from zero to $5.7 million.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Comprehensive Income (Loss)

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Net income (loss)	$6,555	$(374)
Other comprehensive income (loss):
Foreign currency translation, net of tax	10,568	(6,970)
Unrealized loss on hedging activities	(100)	(463)
Amounts reclassified to Net income (loss):
Realized loss on hedging activities	485	733
Net pension and other postretirement benefit cost, net of tax	1,062	780
Other comprehensive income (loss)	12,015	(5,920)
Comprehensive income (loss)	$18,570	$(6,294)

8. Inventories, Net

Inventories, net consisted of the following:

	April 1,	December 31,
	2011	2010
	(in thousands)
Raw materials	$26,584	$23,758
Work in process	51,338	32,224
Finished goods	27,342	20,121
	105,264	76,103
Less: customer progress billings	(19,525)	(10,385)
Less: allowance for excess, slow-moving and obsolete inventory	(9,081)	(7,777)
Inventories, net	$76,658	$57,941

Certain prior period amounts in the table above have been reclassified to conform to current year presentation.

9. Debt

Long-term debt consisted of the following:

	April 1,	December 31,
	2011	2010
	(in thousands)
Term credit facility	$80,000	$82,500
Revolving credit facility	3,800	—
Total Debt	83,800	82,500
Less: current portion of the term credit facility	(10,000)	(10,000)
Long-term debt	$73,800	$72,500

The Company is party to a credit agreement (the “Credit Agreement”), led and administered by Bank of America, which is a senior secured structure with a revolving credit facility and term credit facility. During the three months ended April 1, 2011, the Credit Agreement was amended to eliminate the $6.0 million commitment of a defaulted lender, which resulted in a reduction of the revolving credit facility’s total capacity from $150.0 million to $144.0 million.

The term credit facility bears interest at the London Interbank Offered Rate plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at the end of each quarter. As of April 1, 2011 and December 31, 2010, the interest rate was 2.50% and 2.76%, respectively, inclusive of a margin of 2.25% and 2.50%, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The revolving credit facility contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and permits borrowings in dollars, euros and sterling, subject to certain limits.  The annual commitment fee on the revolver ranges from 0.4% to 0.5% determined by the Company’s total leverage ratio calculated at the end of each quarter. As of April 1, 2011 and December 31, 2010, the commitment fee was 0.4% and 0.5%, respectively, and there was $21.8 million and $14.1 million outstanding on the letter of credit sub-facility, respectively. As of April 1, 2011, the Company’s availability under the revolving credit facility was $118.4 million.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to the Company’s European subsidiaries. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term credit facility and revolving credit facility and foreclose on the collateral. The Company is in compliance with all such covenants as of April 1, 2011.

10. Share-Based Payments

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, as payroll costs of the employees receiving the awards are recorded in the same line item. During the three months ended April 1, 2011, a total of $1.7 million of stock-based compensation expense and $0.6 million of deferred tax benefits were recognized, including approximately $0.2 million of stock-based compensation expense included in Restructuring and other related charges in the Company’s Condensed Consolidated Statement of Operations related to the accelerated vesting of certain awards as part of the termination benefits of one employee associated with the Company’s restructuring activities. During the three months ended April 2, 2010, a total of $1.1 million of stock-based compensation expense and $0.4 million of deferred tax benefits were recognized, including $0.6 million of compensation expense related to the accelerated vesting of certain awards due to the departure of the Company’s former President and CEO included in Restructuring and other related charges. As of April 1, 2011, the Company had $10.0 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.4 years.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options

Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions used to calculate the fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted during the three months ended April 1, 2011.

Three Months Ended
April 1, 2011

Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at the time of grant)	2.17%
Volatility	52.50%
Dividend yield	—
Weighted-average fair value of options granted	$9.60

Expected volatility is estimated based on the historical volatility of comparable public companies. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity for the three months ended April 1, 2011 is as follows:
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2010	1,540,656	$12.34
Granted	354,751	21.32
Exercised	(102,782)	6.82
Forfeited	(90,495)	11.09
Expired	(463)	18.00
Outstanding at April 1, 2011	1,701,667	$14.32	5.59	$15,564
Vested or expected to vest at April 1, 2011	1,477,906	$14.93	5.59	$12,608
Exercisable at April 1, 2011	675,490	$11.75	4.90	$7,121

(1)
The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Condensed Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s common stock.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Units

The fair value of each grant of restricted stock units is equal to the market value of the Company’s common stock on the date of grant and the compensation expense is recognized ratably over the requisite service period when it is expected that any the performance criterion will be achieved.

The activity in the Company’s performance-based stock units (“PRSUs”) and restricted stock units (“RSUs”) during the three months ended April 1, 2011 is as follows:
	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	283,495	$13.33	83,793	$11.35
Granted	112,521	21.77	1,906	22.95
Vested	—	—	(3,759)	16.18
Forfeited	(32,822)	13.71	—	—
Nonvested at April 1, 2011	363,194	$12.31	81,940	$18.15

11. Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and included in Cost of sales in the Condensed Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

The activity in the Company’s warranty liability, which is included in Other accrued liabilities in the Company’s Condensed Consolidated Financial Statements, for the three months ended April 1, 2011 and April 2, 2010 consisted of the following:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Warranty liability, beginning of period	$2,963	$2,852
Accrued warranty expense	910	239
Changes in estimates related to pre-existing warranties	458	(144)
Cost of warranty service work performed	(515)	(207)
Acquisitions	447	—
Foreign exchange translation effect	194	(105)
Warranty liability, end of period	$4,457	$2.635

12.  Restructuring and Other Related Charges

The Company initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. During the three months ended April 1, 2011, the Company relocated its Richmond, VA corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to its key advisors and eliminated an executive position in its German operations. During the three months ended April 1, 2011, the Company recorded Restructuring and other related charges of $2.0 million, of which $0.2 million represents non-cash stock-based compensation expense, and made payments of $2.5 million for termination benefits. During the three months ended April 2, 2010, the Company incurred $4.0 million of Restructuring and other related charges including $2.2 million of termination benefits, of which $0.6 million represents non-cash stock-based compensation expense related to the departure of the Company’s former President and Chief Executive Officer (“CEO”) in January 2010.  The Company expects to incur an additional $0.6 million of employee termination benefit costs, operating lease exit costs and other relocation expenses related to the headquarters relocation during the remainder of 2011.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period.  Voluntary termination benefits are recognized as a liability and a loss when employees accept the offer and the amount can be reasonably estimated.

13. Net Periodic Benefit Cost–Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(in thousands)
Pension Benefits—U.S. Plans:
Service cost	$—	$—
Interest cost	2,850	2,984
Expected return on plan assets	(4,164)	(4,406)
Amortization	1,313	1,051
Net periodic benefit credit	$(1)	$(371)

Pension Benefits—Non U.S. Plans:
Service cost	$288	$313
Interest cost	1,214	926
Expected return on plan assets	(353)	(182)
Amortization	154	89
Net periodic benefit cost	$1,303	$1,146

Other Post-Retirement Benefits:
Service cost	$—	$—
Interest cost	172	167
Amortization	213	120
Net periodic benefit cost	$385	$287

Employer contributions to the pension plans during the three months ended April 1, 2011 were $1.5 million, and the Company expects to contribute an additional $8.6 million during the remainder of 2011.

14.  Financial Instruments

The carrying values of financial instruments, including Accounts receivable, Accounts payable and Other accrued liabilities approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt of $83.8 million and $81.6 million as of April 1, 2011 and December 31, 2010, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	April 1, 2011
	Level One	Level Two	Level Three	Total
	(in thousands)
Assets:
Cash equivalents	$2,820	$—	$—	$2,820
Foreign currency contracts	—	176	—	176
	$2,820	$—	$—	$2,996

Liabilities:
Interest rate swap	$—	$1,404	$—	$1,404
Foreign currency contracts	—	186	—	186
	$—	$1,590	$—	$1,590

	December 31, 2010
	Level One	Level Two	Level Three	Total
	(in thousands)
Assets:
Cash equivalents	$24,925	$—	$—	$24,925
	$24,925	$—	$—	$24,925

Liabilities:
Interest rate swap	$—	$1,789	$—	$1,789
Foreign currency contracts	—	257	—	257
	$—	$2,046	$—	$2,046

There were no transfers in or out of Level One, Two or Three during the three months ended April 1, 2011.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company designates a portion of its derivative instruments as cash flow hedges for accounting purposes. For all derivatives designated in a hedge relationship, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument.  The Company assesses whether the hedging relationship between the derivative and the hedged item is highly effective at offsetting changes in the cash flows both at inception of the hedging relationship and on an ongoing basis. Any change in the fair value of the derivative that is not effective at offsetting change in the cash flow or fair value of the hedged item is recognized currently in earnings.

 Interest rate swaps and other derivative contracts are recognized on the balance sheet as assets and liabilities, measured at fair value on a recurring basis using significant observable inputs, which is Level Two as defined in the fair value hierarchy. Interest rate swaps are valued based on forward curves observable in the market.  Foreign currency contracts are measured using broker quotations or observable market transactions in either listed or over-the-counter markets. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.  For transactions in which the Company is hedging the variability of cash flows, changes in the fair value of the derivative are reported in Accumulated other comprehensive loss to the extent they are effective at offsetting changes in the hedged item. Changes in the fair value of derivatives not designated as hedges are recognized in the Condensed Consolidated Statements of Operations.

The notional value of the Company’s interest rate swap was $50 million as of both April 1, 2011 and December 31, 2010 whereby it exchanged its LIBOR-based variable-rate interest for a fixed rate of 4.1375%.  On June 30, 2011, the notional value will decrease to $25 million, and it expires on June 29, 2012. The fair value of the interest rate swap, based on third-party quotes, was $1.4 million and $1.8 million at April 1, 2011 and December 31, 2010, respectively, and was included in Other liabilities in the Condensed Consolidated Balance Sheets.  The interest rate swap agreement has been designated as a cash flow hedge, and therefore net losses of $0.1 million and $0.5 million were recognized in Accumulated other comprehensive loss during three months ended April 1, 2011 and April 2, 2010, respectively.  There has been no significant ineffectiveness related to this arrangement since its inception. During the three months ended April 1, 2011 and April 2, 2010, $0.5 million and $0.7 million, respectively, of losses were reclassified from Accumulated other comprehensive loss to Interest expense. As of April 1, 2011, the Company expects to reclassify $1.2 million of net losses on the interest rate swap from Accumulated other comprehensive loss to interest expense during the next twelve months.

As of April 1, 2011 and December 31, 2010, the Company had foreign currency contracts with notional values of $9.9 million and $13.1 million, respectively. The fair values of the contracts were liabilities of $0.2 million and $0.3 million at April 1, 2011 and December 31, 2010, respectively and are recorded in Other accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. The Company has not elected hedge accounting for these contracts; therefore, changes in the fair value are recognized as a component of Selling, general and administrative expense. For the three months ended April 1, 2011 and April 2, 2010, the Condensed Consolidated Statements of Operations include $0.4 million and $0.3 million, respectively, of net unrealized gains as a result of changes in the fair value of these contracts.  Realized gains on these contracts during the three months ended April 1, 2011 were not significant. Realized gains on these contracts of $0.4 million were recognized during the three months ended April 2, 2010.

15.  Commitments and Contingencies

Asbestos Liabilities and Insurance Assets

Two of the Company’s subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years. The Company expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

Of the 21,774 pending claims as of April 1, 2011, approximately 3,400 of such claims have been brought in the Supreme Court of New York County, New York; approximately 900 of such claims have been brought in and the U.S. District Court, Eastern and Western Districts of Michigan; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 100 claims have been brought in various federal and state courts in Mississippi. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

Claims activity related to asbestos is as follows(1):

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(Number of Claims)
Claims unresolved, beginning of period	24,764	25,295
Claims filed(2)	926	1,330
Claims Resolved(3)	(3,916)	(1,319)
Claims unresolved, end of period	21,774	25,306

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”

(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.

(3)
Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

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

For one of the subsidiaries, the Delaware Court of Chancery ruled on October 14, 2009, that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business.  Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the assertion and belief that defense costs are outside policy limits, the subsidiary expects to be responsible for approximately 10% of its future asbestos-related costs.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The subsidiary was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for twenty years that the limits of liability of its primary and umbrella layer policies had been exhausted. Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier. Certain first-layer excess insurers have defended and/or indemnified the subsidiary and/or agreed to defend and/or indemnify the subsidiary, subject to their reservations of rights and their applicable policy limits.  Litigation between this subsidiary and its excess insurers is continuing and it is anticipated that the trial phase will be completed in 2011. The subsidiary continues to work with its excess insurers to obtain defense and indemnity payments while the litigation is proceeding. Given the uncertainties of litigation, there is a variety of possible outcomes, including but not limited to the subsidiary being required to fund all or a portion of the subsidiary’s defense and indemnity payments until such time a final ruling orders payment by the insurers. While not impacting the results of operations, the funding requirement could range up to $10 million per quarter until final resolution.

In 2003, the other subsidiary filed a lawsuit against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it. Although none of these insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments.

For this subsidiary it was determined by court ruling in 2007, that the allocation methodology mandated by the New Jersey courts will apply. Further court rulings in December of 2009, clarified the allocation calculation related to amounts currently due from insurers as well as amounts the Company expects to be reimbursed for asbestos-related costs incurred in future periods.

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case. During 2010, the court-appointed special allocation master made its recommendation which has not yet been accepted by the court. The Company currently anticipates that the trial phase in this litigation will be complete during the remainder of 2011. The Company cannot predict the outcome of this litigation with certainty, or whether the outcome will be more or less favorable than its best estimate included in the Condensed Consolidated Financial Statements. Given the uncertainty inherent in litigation, the Company estimates the range of possible results from positive $30 million to negative $30 million relative to is reported insurance assets on its Condensed Consolidated Balance Sheets.  The timing of any cash inflows or outflows related to these matters cannot be estimated. The subsidiary expects to be responsible for approximately 15% of all future asbestos-related costs.

The Company has established reserves of $425.8 million and $429.7 million as of April 1, 2011 and December 31, 2010, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $370.4 million and $374.4 million as of April 1, 2011 and December 31, 2010, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $55.4 million and $55.3 million as of April 1, 2011 and December 31, 2010, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $50.4 million and $51.8 million as of April 1, 2011 and December 31, 2010, respectively, for which insurance recovery is deemed probable.  The Company has included the reserves for the asbestos liabilities in Accrued asbestos liability and Long-term asbestos liability and the related insurance recoveries in Asbestos insurance asset and Long-term asbestos insurance asset in the Condensed Consolidated Balance Sheets. The receivable for previously paid liability and defense costs is recorded in Asbestos insurance receivable and Long-term asbestos insurance receivable in the Condensed Consolidated Balance Sheets.  The Company also has reflected in Other accrued liabilities $22.3 million and $23.3 million as of April 1, 2011 and December 31, 2010, respectively, for overpayments by certain insurers and unpaid legal costs related to defending itself against asbestos-related liability claims and legal action against the Company’s insurers.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The expense related to these liabilities and legal defense was $1.3 million and $1.4 million, net of estimated insurance recoveries, for the three months ended April 1, 2011 and April 2, 2010, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers were $2.1 million and $3.9 million for the three months ended April 1, 2011 and April 2, 2010, respectively.

Management’s analyses are based on currently known facts and a number of assumptions. However, projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded which could materially affect the Company’s financial condition, results of operations or cash flow.

General Litigation

On June 3, 1997, one of the Company’s subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set.  The subsidiary intends to continue to defend this matter vigorously. As of April 1, 2011, $9.5 million was included in Other liabilities in the Company’s Condensed Consolidated Balance Sheet related to this matter.

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2011 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011 (the “2010 Form 10-K”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	our recent substantial leadership turnover and realignment;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	others risks and factors, listed in Part I. Item 1A. “Risk Factors” in our 2010 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2010 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

We are a global supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We have a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. Our products serve a variety of applications in five strategic markets: commercial marine, oil and gas, power generation, global defense and general industrial. We design and engineer our products to high quality and reliability standards for use in critical fluid-handling applications where performance is paramount. We also offer customized fluid-handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used. Our products are marketed principally under the Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren and Zenith brand names. We believe that our brands are widely known and have a premium position in our industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the markets in which we participate, with Allweiler dating back to 1860.

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

Outlook

We believe that we are well positioned to grow our business organically over the long term by enhancing our product offerings and expanding our customer base in our strategic markets. As a late cycle business, we began to recover from the global economic downturn midway through 2010.  This recovery was evidenced by increases in both sales and orders in the third and fourth quarters of 2010 over the comparable 2009 quarters. Nonetheless, project delivery push-outs as well as order cancellations may continue in 2011. We will continue to monitor general global economic conditions and expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities, as well as the age of the global merchant fleet, to continue to create demand for new ship construction over the long term.  We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.  In addition, we believe pending and future environmental regulations will enhance the demand for our products. Based on the increase in orders in 2010 and the first quarter of 2011 and our current backlog, we expect sales for full year 2011 to be modestly higher than 2010 levels. We may have additional order cancellations as well as delivery date extensions in the near term.

•
In the crude oil industry, we expect long-term activity to remain favorable as capacity constraints and global demand drive further development of heavy oil fields. In pipeline applications, we expect demand for our highly efficient products to remain strong as our customers continue to focus on total cost of ownership. In refinery applications, projects that were deferred due to weak economic conditions have been released for quoting. We expect sales and orders to be at significantly higher levels for full year 2011 compared to 2010.

•
In the power generation industry, we expect activity to remain solid as economic growth and a fundamental undersupply of power generation capacity continue to drive investment in energy infrastructure projects. In the world’s developed economies, we expect efficiency improvements will continue to drive demand. We expect sales and orders for full year 2011 to increase in comparison to 2010, despite our decision to exit certain business in the Middle East.

•
In the United States (the “U.S.”), we expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned. We also expect increased demand for integrated fluid-handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns. We expect that during 2011 sales will increase and orders will decline in comparison to 2010 primarily due to the timing of specific ship programs.

•
In the general industrial market, we expect long-term demand to be driven by capital investment. While this market is very diverse, orders in the first quarter of 2011 increased significantly compared to the first quarter of 2010 in North America, Europe and Asia. We continue to expect growth in both orders and sales for full year 2011 in comparison to the comparable prior year period.

Our global manufacturing sales and distribution network allows us to target fast growing regions throughout the world. We have production and distribution facilities in India and China and a Middle East sales and engineering office in Bahrain. We intend to leverage these investments to grow our market share in these emerging markets and plan to continue to invest in sales and marketing resources to increase our overall coverage.

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. For the first quarter of 2011, aftermarket sales and services represented approximately 26% of our Net sales.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Key Performance Measures

The discussion of our results of operations that follows focuses on some of the key financial measures that we use to evaluate our business. We evaluate our business using several measures, including Net sales, orders and order backlog. Our Net sales, orders and order backlog are affected by many factors, particularly the impact of acquisitions, the impact of fluctuating foreign exchange rates and change from our existing businesses which may be driven by market conditions and other factors. To facilitate the comparison between reporting periods, we describe the impact of each of these three factors, to the extent they impact the periods presented, on our Net sales, orders and order backlog in tabular format under the heading “Sales and Orders.”

Orders and order backlog are highly indicative of our future revenue and thus are key measures of anticipated performance. Orders consist of contracts for products or services from our customers, net of cancellations. Order backlog consists of unfilled orders.

Seasonality

We experience seasonality in our fluid-handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season.

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results for the first quarters of 2011 and 2010 is affected by the following significant items:

Strategic Acquisitions

We complement our organic growth with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. We intend to continue to pursue acquisitions of complementary businesses that will broaden our product portfolio, expand our geographic footprint or enhance our position within our strategic markets.

On February 14, 2011, we completed the acquisition of Rosscor Holding, B.V. (“Rosscor”) for $22.3 million, net of cash acquired and subject to final adjustments under the purchase agreement. Rosscor is a supplier of multiphase pumping technology and certain other highly engineered fluid-handling systems, with its primary operations based in Hengelo, The Netherlands.

On August 19, 2010, we completed the acquisition of Baric Group (“Baric”), a supplier of highly engineered fluid-handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 79% for the first quarter of 2011, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, especially the Euro. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Restructuring and Other Related Charges

We initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. During the three months ended April 1, 2011, the Company relocated its Richmond, VA corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to its key advisors and eliminated an executive position in its German operations. As a result, we recorded pre-tax Restructuring and other related charges of $2.0 million and $4.0 million during the first quarters of 2011 and 2010, respectively. During the first quarter of 2011, we made $2.5 million in payments for termination benefits. We expect to incur an additional $0.6 million of employee termination benefit costs, operating lease exit costs and other relocation expenses related to the headquarters relocation during the remainder of 2011.  See Note 12, “Restructuring and Other Related Charges” in the Notes to our Condensed Consolidated Financial Statements for additional discussion regarding our restructuring activities.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expenses include legal costs related to the actions against two of our subsidiaries respective insurers and a former parent company of one of the subsidiaries.

The table below presents asbestos coverage litigation expenses for the periods indicated:
	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Asbestos coverage litigation expense	$2.1	$3.9

Legal costs related to our subsidiaries’ actions against their asbestos insurers decreased by $1.8 million during the first quarter of 2011 compared to the first quarter of 2010 due to a decrease in costs related to the trial by one of our subsidiaries against a number of its insurers and former parent that began in January of 2010 and is expected to conclude during 2011.

Sales, Orders and Backlog

The following tables present components of our sales, order and backlog growth (decline), as well as, Net sales by fluid-handling product for the periods indicated:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the three months ended April 2, 2010	$120.0		$119.6		$281.3
Components of Change:
Existing businesses(2)	21.1	17.6%	27.2	22.7%	(0.4)	(0.1)%
Acquisitions(3)	15.9	13.3%	11.1	9.3%	76.9	27.3%
Foreign currency translation(4)	1.6	1.3%	1.1	0.9%	12.0	4.3%
	38.6	32.2%	39.4	32.9%	88.5	31.5%
As of and for the three months ended April 1, 2011	$158.6		$159.0		$369.8

(1)	Represents contracts for products or services, net of cancellations for the period.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of acquisitions.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Net Sales by Product:
Pumps, including aftermarket parts and services	$125.2	$101.1
Systems, including installation service	28.1	14.6
Valves	3.6	3.4
Other	1.7	0.9
Net sales	$158.6	$120.0

As detailed above, Net sales increased by $38.6 million, or 32.2%, during the first quarter of 2011 compared to the first quarter of 2010. The increase in Net sales from existing businesses was attributable to an increase in demand in all end markets except for defense. Net sales were positively impacted by the change in the average U.S. dollar to Euro exchange rate during the first quarter of 2011 in comparison to the first quarter of 2010.

Orders, net of cancellations, from existing businesses increased during the first quarter of 2011 in comparison to the first quarter of 2010 due to increased demand in all end markets except for defense.  Additionally, we experienced a decrease in commercial marine order cancellations from approximately $2.9 million during the first quarter of 2010 to $0.9 million in the first quarter of 2011 primarily due to the impact of improved economic conditions.  The $88.5 million increase in order backlog from April 2, 2010 to April 1, 2011 was primarily due to the Rosscor and Baric acquisitions, which resulted in a $76.9 million increase in order backlog from April 2, 2010 to April 1, 2011.

Gross Profit

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Gross profit	$53.3	$41.8
Gross profit margin	33.6%	34.8%

The $11.5 million increase in Gross profit during the first quarter of 2011 in comparison to the first quarter of 2010 was attributable to increases of $7.9 million from existing businesses and $3.0 million due to the acquisitions of Rosscor and Baric. Additionally, changes in foreign exchange rates had a $0.6 million positive impact on Gross profit in comparison to the first quarter of 2010. Gross profit margin for the first quarter of 2011 decreased compared to the first quarter of 2010 primarily due to the lower gross profit margin associated with the sales of Rosscor and Baric during the period.

Selling, General and Administrative Expense

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Selling, general and administrative expense	$34.9	$29.5
Selling, general and administrative expense as a percentage of Net sales	22.0%	24.6%

Selling, general and administrative expense increased $5.4 million during the first quarter of 2011 in comparison to the first quarter of 2010, $2.7 million of which resulted from the acquisitions of Rosscor and Baric. Selling, general and administrative expense from existing businesses increased $2.7 million from the first quarter of 2011 primarily due to higher selling and commission costs and higher corporate overhead including the operation of two offices during the transition of our corporate headquarters to Maryland. The decrease in Selling, general and administrative expenses as a percentage of Net sales in comparison to the comparable prior year period resulted primarily from higher volume levels.

Operating Income

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Operating income	$11.3	$1.3
Operating margin	7.1%	1.1%

Operating income increased by $10.0 million in the first quarter of 2011 in comparison to the first quarter of 2010. This increase was primarily attributable to the $11.4 million increase in Gross profit, the $2.0 million decrease in Restructuring and other related charges and the $1.8 million decrease in Asbestos coverage litigation expense partially offset by the $5.4 million increase in Selling, general and administrative expense.

Provision for (Benefit from) Income Taxes

The effective income tax rate for the first quarter of 2011 was 31.0% as compared to an effective tax rate of 29.3% for the first quarter of 2010. Our effective tax rate for the first quarters of 2011 and 2010 were lower than the U.S. federal statutory rate primarily due to international tax rates which are lower than the U.S. tax rate.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our credit agreement. We expect that our primary ongoing requirements for cash will be for working capital, funding for acquisitions, capital expenditures, asbestos-related cash outflows and the funding of our pension plans. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Borrowing Arrangements

We are party to a credit agreement (the “Credit Agreement”), led and administered by Bank of America, which includes a senior secured revolving credit facility and a term credit facility.  As of April 1, 2011 and December 31, 2010, the term credit facility bore interest of 2.50% and 2.76%, respectively, which included a margin of 2.25% and 2.50%, respectively. There was $80.0 million and $82.5 million outstanding under the term credit facility as of April 1, 2011 and December 31, 2010, respectively. During the first quarter of 2011, the Credit Agreement was amended to eliminate the $6.0 million commitment of a defaulted lender, which resulted in a reduction of the revolving credit facilities total capacity from $150.0 million to $144.0 million, the annual commitment fee of 0.5% was not impacted by the amendment. There was $3.8 million outstanding on the revolving credit facility as of April 1, 2011, whereas there was no amount outstanding as of December 31, 2010. As of April 1, 2011 and December 31, 2010, there was $21.8 million and $14.1 million, respectively, outstanding on the letter of credit sub-facility, resulting in available capacity of $118.4 million and $129.9 million, respectively.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term credit facility and revolving credit facility. The Company believes it is in compliance with all such covenants as of April 1, 2011 and expects to be in compliance for the next 12 months.

Cash Flows

As of April 1, 2011, we had $45.5 million of Cash and cash equivalents, a decrease of $15.0 million from $60.5 million as of December 31, 2010.  The following table summarizes the change in Cash and cash equivalents during the periods indicated:
	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Net cash provided by operating activities	$4.7	$16.1

Purchases of fixed assets	(3.0)	(2.5)
Acquisitions, net of cash received	(22.3)	—
Net cash used in investing activities	(25.3)	(2.5)

Proceeds from (repayments of) borrowings, net	1.3	(1.3)
Other sources, net	1.1	—
Net cash provided by (used in) investing activities	2.4	(1.3)

Effect of exchange rates on cash and cash equivalents	3.2	(2.0)

(Decrease) increase in cash and cash equivalents	$(15.0)	$10.3

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items may impact cash flows differently from period to period. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. For the three months ended April 1, 2011 and April 2, 2010, net cash (paid for) received from insurance settlements, net of asbestos-related costs paid, was $(2.1) million and $5.7 million, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the three months ended April 1, 2011 and April 2, 2010, cash contributions for defined benefit plans were $1.5 million and $2.9 million, respectively.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the first quarter of 2011, net working capital increased, primarily due to an increase in inventory levels, which reduced our cash flows from operating activities. A decrease in net working capital positively impacted cash flows from operating activities during the first quarter of 2010.

Cash flows from investing activities consist primarily of cash flows related to acquisitions and the purchase of fixed assets. During the first quarter of 2011, we used $22.8 million more cash in our investing activities in comparison to the first quarter of 2010. The fluctuation in cash flows from our investing activities was primarily due to our acquisition of Rosscor during the first quarter of 2011, which resulted in net cash outflows of $22.3 million. In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of annual revenues.

Cash flows from financing activities generally consist of the borrowing and repayment of our long-term indebtedness.  During the first quarter of 2011, we had net proceeds of $1.3 million in comparison to net repayments of $1.3 million during the first quarter of 2010.  See “—Borrowing Arrangements” above for additional information regarding our outstanding indebtedness as of April 1, 2011.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant changes to the methods, estimates and judgments from those included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2010 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payment on our borrowing arrangements. Under our credit facility, all of our borrowings as of April 1, 2011 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the first quarter of 2011 would have increased Interest expense on the unhedged portion of our borrowings by approximately $0.4 million during the first quarter of 2011.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the first quarter of 2011, approximately 79% of our sales were derived from operations outside the U.S., with approximately 45% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, Income before income taxes would have increased by $1.1 million during the first quarter of 2011.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of April 1, 2011, we had no open commodity futures contracts.

See Note 14, “Financial Instruments” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 15, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in “Part I. Item 1. Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.01	Amendment No. 1 to the Credit Agreement among the Company, certain subsidiaries of the Company identified therein and the lenders indentified therein, dated February 14, 2011*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on February 17, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:	Colfax Corporation

By:

/s/ CLAY H. KIEFABER	President and Chief Executive Officer	May 3, 2011
Clay H. Kiefaber	(Principal Executive Officer)

/s/ C. SCOTT BRANNAN	Senior Vice President, Finance and	May 3, 2011
C. Scott Brannan	Chief Financial Officer
(Principal Financial and Accounting Officer)