Form 10-Q
period 2011-07-01
Colfax CORP
filed 2011-07-29
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 1, 2011, there were 43,570,561 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net sales	$186,749	$122,968	$345,307	$242,939
Cost of sales	122,075	79,987	227,379	158,202
Gross profit	64,674	42,981	117,928	84,737
Selling, general and administrative expense	41,010	28,413	75,948	57,902
Research and development expense	1,493	1,520	3,101	3,148
Restructuring and other related charges	242	3,035	2,219	7,074
Asbestos liability and defense cost	1,920	542	3,253	1,977
Asbestos coverage litigation expense	3,302	4,543	5,368	8,424
Operating income	16,707	4,928	28,039	6,212
Interest expense	1,462	1,718	3,289	3,531
Income before income taxes	15,245	3,210	24,750	2,681
Provision for income taxes	4,855	1,122	7,805	967
Net income	$10,390	$2,088	$16,945	$1,714
Net income per share—basic	$0.24	$0.05	$0.39	$0.04
Net income per share—diluted	$0.23	$0.05	$0.38	$0.04

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	July 1, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,215	$60,542
Trade receivables, less allowance for doubtful accounts of $2,865 and $2,562	103,314	98,070
Inventories, net	78,556	57,941
Deferred income taxes, net	6,565	6,108
Asbestos insurance asset	33,269	34,117
Asbestos insurance receivable	37,477	46,108
Prepaid expenses	9,799	11,851
Other current assets	9,274	6,319
Total current assets	342,469	321,056
Deferred income taxes, net	52,121	52,385
Property, plant and equipment, net	94,423	89,246
Goodwill	189,046	172,338
Intangible assets, net	36,064	28,298
Long-term asbestos insurance asset	329,454	340,234
Long-term asbestos insurance receivable	7,063	5,736
Other assets	12,945	12,784
Total assets	$1,063,585	$1,022,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	57,334	50,896
Accrued asbestos liability	37,098	37,875
Accrued payroll	19,987	21,211
Advance payment from customers	22,189	17,250
Accrued taxes	7,462	6,173
Accrued termination benefits	1,137	2,180
Other accrued liabilities	50,026	45,925
Total current liabilities	205,233	191,510
Long-term debt, less current portion	70,500	72,500
Long-term asbestos liability	381,801	391,776
Pension and accrued post-retirement benefits	112,552	112,257
Deferred income tax liability	16,706	13,529
Other liabilities	22,497	24,134
Total liabilities	809,289	805,706
Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,570,561 and 43,413,553 issued and outstanding	44	43
Additional paid-in capital	411,686	406,901
Accumulated deficit	(43,113)	(60,058)
Accumulated other comprehensive loss	(114,321)	(130,515)
Total shareholders’ equity	254,296	216,371
Total liabilities and shareholders’ equity	$1,063,585	$1,022,077

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010

Cash flows from operating activities:
Net income	$16,945	$1,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	12,199	7,310
Stock-based compensation expense	2,827	1,721
Amortization of deferred loan costs	361	338
Deferred income tax benefit	(1,294)	(3,904)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	3,212	9,076
Inventories, net	(10,629)	9,245
Accounts payable and accrued expenses, excluding asbestos-related accrued expenses	(2,421)	(2,692)
Other current assets	(1,310)	(1,084)
Asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	7,030	12,391
Changes in other operating assets and liabilities	1,500	(6,680)
Net cash provided by operating activities	28,420	27,435

Cash flows from investing activities:
Purchases of fixed assets, net	(6,377)	(5,426)
Acquisitions, net of cash received	(22,299)	—
Net cash used in investing activities	(28,676)	(5,426)

Cash flows from financing activities:
Payments under term credit facility	(5,000)	(3,750)
Proceeds from borrowings on revolving credit facilities	46,496	—
Repayments of borrowings on revolving credit facilities	(43,496)	—
Payments on capital leases	—	(205)
Proceeds from stock-based awards	1,771	932
Repurchases of common stock	—	(191)
Net cash used in financing activities	(229)	(3,214)

Effect of foreign exchange rates on cash and cash equivalents	4,158	(5,784)

Increase in cash and cash equivalents	3,673	13,011
Cash and cash equivalents, beginning of period	60,542	49,963
Cash and cash equivalents, end of period	$64,215	$62,974

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. Organization and Nature of Operations

Colfax Corporation (the “Company” or “Colfax”) is a global supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves. The Company has a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. The Company’s products serve a variety of applications in five strategic end markets: commercial marine, oil and gas, power generation, defense and general industrial. Colfax designs and engineers its products to high quality and reliability standards for use in critical fluid-handling applications where performance is paramount, and it offers customized fluid-handling solutions to meet individual customer needs based on its in-depth technical knowledge of the applications in which its products are used. The Company’s products are marketed principally under the Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren, and Zenith brand names.

2. General

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.

The Condensed Consolidated Balance Sheet as of December 31, 2010 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

The Company makes certain estimates and assumptions in preparing its Condensed Consolidated Financial Statements in accordance with GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented.  Actual results may differ from those estimates.

The results of operations for the three and six months ended July 1, 2011 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s fluid-handling business. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter.  Also, Colfax’s European operations typically experience a slowdown during the July and August holiday season. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

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

(1)
Goodwill included in the Condensed Consolidated Balance Sheet increased by $16.7 million from $172.3 million as of December 31, 2010 to $189.0 million as of July 1, 2011, of which $10.2 million relates to the acquisition of Rosscor detailed above and the remaining $6.5 million increase represents the effect of foreign currency translation.

The following table summarizes the Intangible assets acquired, excluding Goodwill:

	Intangible	Weighted-Average
	Asset	Amortization
	(in thousands)	Period (years)

Backlog	$1,828	0.98
Acquired technology	8,898	20.00
Intangible assets	$10,726	16.76

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

5.  Net Income Per Share

Net income per share was computed as follows:
	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands, except share data)
Net income	$10,390	$2,088	$16,945	$1,714

Weighted-average shares of Common stock outstanding—basic	43,615,735	43,351,608	43,556,689	43,296,884
Net effect of potentially dilutive securities(1)	661,499	213,204	647,251	200,064
Weighted-average shares of Common stock outstanding—diluted	44,277,234	43,564,812	44,203,940	43,496,948

Net income per share—basic	$0.24	$0.05	$0.39	$0.04
Net income per share—diluted	$0.23	$0.05	$0.38	$0.04

(1)	Potentially dilutive securities consist of stock options and restricted stock units.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended July 1, 2011 and July 2, 2010 excludes approximately 0.5 million and 1.3 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended July 1, 2011 and July 2, 2010 excludes approximately 0.5 million and 0.9 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6. Income Taxes

For all periods presented, the respective effective tax rate represents the estimated annual tax rate for the year applied to the respective period Income before income tax plus the tax effect of any significant unusual items, discrete items or changes in tax law.

During the three and six months ended July 1, 2011, Income before income taxes was approximately $15.2 million and $24.8 million, respectively, and the Provision for income taxes was $4.9 million and $7.8 million, respectively.  The effective tax rates of 31.8% and 31.5% for the three and six months ended July 1, 2011, respectively, differ from the United States (“U.S.”) federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate.

During the three and six months ended July 2, 2010, Income before income taxes was approximately $3.2 million and $2.7 million, respectively, and the Provision for income taxes was $1.1 million and $1.0 million, respectively.  The effective tax rate of 35.0% for the three months ended July 2, 2010 is equal to the U.S. federal statutory tax rate as the effect of international tax rates which are lower than the U.S. tax rate was offset by a net increase in the Company’s unrecognized tax liability. The effective tax rate of 36.1% for the six months ended July 2, 2010 differs from the U.S. federal statutory rate due to a net increase in the Company’s unrecognized income tax liability that was partially offset by the effect of international tax rates which are lower than the U.S. tax rate.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

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

7. Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands)
Net income	$10,390	$2,088	$16,945	$1,714
Other comprehensive income (loss):
Foreign currency translation, net of tax	2,178	(13,239)	12,746	(20,209)
Unrealized loss on hedging activities	(33)	(396)	(133)	(859)
Amounts reclassified to Net income:
Realized loss on hedging activities	495	728	980	1,461
Net pension and other postretirement benefit cost, net of tax	1,539	780	2,601	1,560
Other comprehensive income (loss)	4,179	(12,127)	16,194	(18,047)
Comprehensive income (loss)	$14,569	$(10,039)	$33,139	$(16,333)

8. Inventories, Net

Inventories, net consisted of the following:

	July 1,	December 31,
	2011	2010
	(in thousands)
Raw materials	$28,972	$23,758
Work in process	42,658	32,224
Finished goods	26,959	20,121
	98,589	76,103
Less: customer progress billings	(11,183)	(10,385)
Less: allowance for excess, slow-moving and obsolete inventory	(8,850)	(7,777)
Inventories, net	$78,556	$57,941

Certain prior period amounts in the table above have been reclassified to conform to current year presentation.

9. Debt

Long-term debt consisted of the following:
	July 1,	December 31,
	2011	2010
	(in thousands)
Term credit facility	$77,500	$82,500
Revolving credit facility	3,000	—
Total Debt	80,500	82,500
Less: current portion of the term credit facility	(10,000)	(10,000)
Long-term debt	$70,500	$72,500

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

The Company is party to a credit agreement (the “Credit Agreement”), led and administered by Bank of America, which is a senior secured structure with a revolving credit facility and term credit facility. During the three months ended April 1, 2011, the Credit Agreement was amended to, among other items, eliminate the $6.0 million commitment of a defaulted lender, which resulted in a reduction of the revolving credit facility’s total capacity from $150.0 million to $144.0 million. The maturity date of the Credit Agreement is May 13, 2013.

The term credit facility bears interest at the London Interbank Offered Rate plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at the end of each quarter. As of July 1, 2011 and December 31, 2010, the interest rate was 2.44% and 2.76%, respectively, inclusive of a margin of 2.25% and 2.50%, respectively.

The revolving credit facility contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and permits borrowings in dollars, euros and sterling, subject to certain limits.  The annual commitment fee on the revolver ranges from 0.4% to 0.5% determined by the Company’s total leverage ratio calculated at the end of each quarter. As of July 1, 2011 and December 31, 2010, the commitment fee was 0.4% and 0.5%, respectively, and there was $20.4 million and $14.1 million outstanding on the letter of credit sub-facility, respectively. As of July 1, 2011, the Company’s availability under the revolving credit facility was $120.6 million.

The Company is also party to additional letter of credit facilities with total capacity of $48.8 million and $2.5 million outstanding as of July 1, 2011.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to the Company’s European subsidiaries. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term credit facility and revolving credit facility and foreclose on the collateral. The Company is in compliance with all such covenants as of July 1, 2011.

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

The Company’s Condensed Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011(1)	July 2, 2010(2)
	(In thousands)
Stock-based compensation expense	$1,111	$653	$2,827	$1,721
Deferred tax benefits	391	234	989	614

(1)
Includes approximately $0.2 million of stock-based compensation expense included in Restructuring and other related charges in the Company’s Condensed Consolidated Statement of Operations related to the accelerated vesting of certain awards as part of the termination benefits of one employee.

(2)
Includes approximately $0.6 million of stock-based compensation expense included in Restructuring and other related charges in the Company’s Condensed Consolidated Statement of Operations related to the accelerated vesting of certain awards due to the departure of the Company’s former Chief Executive Officer.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

As of July 1, 2011, the Company had $9.5 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.3 years.

Stock Options

Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions used to calculate the fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted during the six months ended July 1, 2011.

Six Months Ended
July 1, 2011

Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at the time of grant)	2.17%
Volatility	52.50%
Dividend yield	—
Weighted-average fair value of options granted	$9.61

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

Stock option activity for the six months ended July 1, 2011 is as follows:
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2010	1,540,656	$12.34
Granted	363,254	21.33
Exercised	(153,872)	7.21
Forfeited	(104,505)	11.44
Expired	(4,307)	21.29
Outstanding at July 1, 2011	1,641,226	$14.44	5.37	$17,793
Vested or expected to vest at July 1, 2011	1,435,319	$15.10	5.38	$14,610
Exercisable at July 1, 2011	724,417	$13.11	4.57	$8,814

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

The activity in the Company’s performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”) during the six months ended July 1, 2011 is as follows:
	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	283,495	$13.33	83,793	$11.35
Granted	115,922	21.78	20,291	22.05
Vested	—	—	(43,525)	12.97
Forfeited	(38,403)	14.00	—	—
Nonvested at July 1, 2011	361,014	$15.76	60,559	$13.78

11. Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and included in Cost of sales in the Condensed Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

The activity in the Company’s warranty liability, which is included in Other accrued liabilities in the Company’s Condensed Consolidated Financial Statements, for the six months ended July 1, 2011 and July 2, 2010 consisted of the following:

	Six Months Ended
	July 1,	July 2,
	2011	2010
	(in thousands)
Warranty liability, beginning of period	$2,963	$2,852
Accrued warranty expense	1,680	477
Changes in estimates related to pre-existing warranties	582	(408)
Cost of warranty service work performed	(1,151)	(429)
Acquisitions	447	—
Foreign exchange translation effect	240	(274)
Warranty liability, end of period	$4,761	$2,218

12.  Restructuring and Other Related Charges

The Company initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. During the six months ended July 1, 2011, the Company relocated its Richmond, VA corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to its key advisors and eliminated an executive position in its German operations. During the three and six months ended July 1, 2011, the Company recorded Restructuring and other related charges of $0.2 million and $2.2 million and made payments of $0.9 million and $3.4 million, respectively, for termination benefits. Restructuring and other related charges for the six months ended July 1, 2011 includes $0.2 million of non-cash stock-based compensation expense. During the three and six months ended July 2, 2010, the Company incurred $3.0 million and $7.1 million, respectively of Restructuring and other related charges. Restructuring and other related charges for the six months ended July 2, 2010 included $2.2 million of termination benefits, of which $0.6 million represents non-cash stock-based compensation expense related to the departure of the Company’s former President and Chief Executive Officer (“CEO”) in January 2010. The Company expects to incur an additional $0.2 million of employee termination benefit costs, operating lease exit costs and other relocation expenses related to the headquarters relocation during the remainder of 2011.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

During the three months ended July 1, 2011, the Company communicated initiatives to improve productivity and reduce structural costs by rationalizing and leveraging its existing assets and back office functions. These initiatives include the consolidation of the Company’s commercial marine end market operations, reduction in the back office personnel at several distribution centers in Europe, the closure of a small facility that previously produced units sold to certain customers located in the Middle East that the Company ceased supplying to during the year ended December 31, 2010, and the closure of a Portland, Maine production facility and consolidation of the operations with a Warren, Massachusetts facility. The Company expects that these actions will take place over the course of the third and fourth quarters of 2011 and will incur pre-tax expenses of approximately $6.0 million.

The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period.  Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.

13. Net Periodic Benefit Cost–Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands)
Pension Benefits—U.S. Plans:
Service cost	$—	$—	$—	$—
Interest cost	2,842	3,125	5,692	6,109
Expected return on plan assets	(4,165)	(4,550)	(8,329)	(8,956)
Amortization	1,313	1,052	2,626	2,103
Net periodic benefit credit	$(10)	$(373)	$(11)	$(744)

Pension Benefits—Non U.S. Plans:
Service cost	$334	$291	$622	$604
Interest cost	1,273	1,132	2,487	2,058
Expected return on plan assets	(363)	(410)	(716)	(592)
Amortization	159	83	313	172
Settlement loss(1)	1,476	—	1,476	—
Net periodic benefit cost	$2,879	$1,096	$4,182	$2,242

Other Post-Retirement Benefits:
Service cost	$—	$—	$—	$—
Interest cost	173	167	345	334
Amortization	213	120	426	240
Net periodic benefit cost	$386	$287	$771	$574

(1)	During the three and six months ended July 1, 2011, the Company terminated a frozen pension plan of one of its non-U.S. subsidiaries.

Employer contributions to the pension plans during the six months ended July 1, 2011 were $4.6 million, and the Company expects to contribute an additional $3.9 million during the remainder of 2011.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)
14.  Financial Instruments

The carrying values of financial instruments, including Accounts receivable, Accounts payable and Other accrued liabilities approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt of $80.5 million and $81.6 million as of July 1, 2011 and December 31, 2010, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	July 1, 2011
	Level One	Level Two	Level Three	Total
	(in thousands)
Assets:
Cash equivalents	$8,922	$—	$—	$8,922
Foreign currency contracts	—	388	—	388
	$8,922	$388	$—	$9,310

Liabilities:
Interest rate swap	$—	$941	$—	$941
Foreign currency contracts	—	51	—	51
	$—	$992	$—	$992

	December 31, 2010
	Level One	Level Two	Level Three	Total
	(in thousands)
Assets:
Cash equivalents	$24,925	$—	$—	$24,925
	$24,925	$—	$—	$24,925

Liabilities:
Interest rate swap	$—	$1,789	$—	$1,789
Foreign currency contracts	—	257	—	257
	$—	$2,046	$—	$2,046

There were no transfers in or out of Level One, Two or Three during the six months ended July 1, 2011.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

The Company’s derivative instruments are measured at fair value on a recurring basis using significant observable inputs and are included in Level Two of the fair value hierarchy.

Interest Rate Swap. The Company’s interest rate swap is valued based on forward curves observable in the market.  The notional value of the Company’s interest rate swap was $25 million and $50 million as of July 1, 2011 and December 31, 2010, respectively, whereby it exchanged its LIBOR-based variable-rate interest for a fixed rate of 4.1375%. On June 30, 2011, the notional value decreased from $50 million to $25 million, and it expires on June 29, 2012. The interest rate swap agreement has been designated as a cash flow hedge, and therefore unrealized gains and losses are recognized in Accumulated other comprehensive loss to the extent that it is effective at offsetting changes in the hedged cash flows.  Realized gains and losses are reclassified to Interest expense in the Condensed Consolidated Statements of Operations. There has been no significant ineffectiveness related to this arrangement since its inception. As of July 1, 2011, the Company expects to reclassify $1.0 million of net losses on the interest rate swap from Accumulated other comprehensive loss to Interest expense during the next twelve months.

Foreign Currency Contracts. Foreign currency contracts are measured using broker quotations or observable market transactions in either listed or over-the-counter markets. As of July 1, 2011 and December 31, 2010, the Company had foreign currency contracts with notional values of $8.7 million and $13.1 million, respectively. The fair values of the contracts are recorded in either Other current assets, Other assets, Other accrued liabilities or Other liabilities on the Condensed Consolidated Balance Sheets depending upon their respective expiration date. The Company has not elected hedge accounting for these contracts; therefore, changes in the fair value are recognized as a component of Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The Company enters into derivative contracts with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. The Company does not enter into derivative contracts for trading purposes.

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands)
Interest Rate Swap Designated as a Cash Flow Hedge:
Unrealized loss	$(33)	$(396)	$(133)	$(859)
Realized loss	(495)	(728)	(980)	(1,461)
Foreign Currency Contracts Not Designated in a Hedge Relationship:
Unrealized gain (loss), net	274	(407)	700	(658)
Realized gain (loss), net	157	(305)	174	(738)

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

Of the 22,020 pending claims as of July 1, 2011, approximately 3,400 of such claims have been brought in the Supreme Court of New York County, New York; approximately 1,000 of such claims have been brought in and the U.S. District Court, Eastern and Western Districts of Michigan; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 50 claims have been brought in various federal and state courts in Mississippi. The remaining pending claims have been filed in state and federal courts in Alabama, California, Kentucky, Louisiana, Pennsylvania, Rhode Island, Texas, Virginia, the U.S. Virgin Islands and Washington.

Claims activity related to asbestos is as follows(1):

	Six Months Ended
	July 1,	July 2,
	2011	2010
	(Number of Claims)
Claims unresolved, beginning of period	24,764	25,295
Claims filed(2)	1,760	2,061
Claims resolved(3)	(4,504)	(2,086)
Claims unresolved, end of period	22,020	25,270

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”

(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

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

The subsidiary was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier. Certain first-layer excess insurers have defended and/or indemnified the subsidiary and/or agreed to defend and/or indemnify the subsidiary, subject to their reservations of rights and their applicable policy limits. Litigation between this subsidiary and its excess insurers is continuing and it is anticipated that the trial phase will be completed in 2011. The subsidiary continues to work with its excess insurers to obtain defense and indemnity payments while the litigation is proceeding. Given the uncertainties of litigation, there is a variety of possible outcomes, including but not limited to the subsidiary being required to fund all or a portion of the subsidiary’s defense and indemnity payments until such time a final ruling orders payment by the insurers. While not impacting the results of operations, the funding requirement could range up to $10 million per quarter until final resolution.

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

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case. During 2010, the court-appointed special allocation master made its recommendation which, in May 2011, the court accepted with modifications. The Company currently anticipates that the final judgment at the trial court level in this litigation will be complete during the remainder of 2011, and appeals may follow. The Company cannot predict the outcome of this litigation with certainty, or whether the outcome will be more or less favorable than its best estimate included in the Condensed Consolidated Financial Statements. Given the uncertainty inherent in litigation, the Company estimates the range of possible results from positive $30 million to negative $30 million relative to is reported insurance assets on its Condensed Consolidated Balance Sheets.  The timing of any cash inflows or outflows related to these matters cannot be estimated. The subsidiary expects to be responsible for approximately 15% of all future asbestos-related costs.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

The Company has established reserves of $418.9 million and $429.7 million as of July 1, 2011 and December 31, 2010, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years.  It has also established recoverables of $362.7 million and $374.4 million as of July 1, 2011 and December 31, 2010, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $56.2 million and $55.3 million as of July 1, 2011 and December 31, 2010, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $44.5 million and $51.8 million as of July 1, 2011 and December 31, 2010, respectively, for which insurance recovery is deemed probable. The Company has included the reserves for the asbestos liabilities in Accrued asbestos liability and Long-term asbestos liability and the related insurance recoveries in Asbestos insurance asset and Long-term asbestos insurance asset in the Condensed Consolidated Balance Sheets. The receivable for previously paid liability and defense costs is recorded in Asbestos insurance receivable and Long-term asbestos insurance receivable in the Condensed Consolidated Balance Sheets.  The Company also has reflected in Other accrued liabilities $21.3 million and $23.3 million as of July 1, 2011 and December 31, 2010, respectively, for overpayments by certain insurers and unpaid legal costs related to defending itself against asbestos-related liability claims and legal action against the Company’s insurers.

The expense related to these liabilities and legal defense was $1.9 million and $3.3 million for the three and six months ended July 1, 2011, respectively, and $0.5 million and $2.0 million for the three and six months ended July 2, 2010, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers were $3.3 million and $5.4 million for the three and six months ended July 1, 2011, respectively, and $4.5 million and $8.4 million for the three and six months ended July 2, 2010, respectively.

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

General Litigation

On June 3, 1997, one of the Company’s subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set. The court issued a schedule for summary judgment motions. After the summary judgment motions have been briefed, the court is expected to issue a ruling. The subsidiary intends to continue to defend this matter vigorously. As of both July 1, 2011 and December 31, 2010, $9.5 million was included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets related to this matter.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2011 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011 (the “2010 Form 10-K”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	our recent substantial leadership turnover and realignment;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Part I. Item 1A. “Risk Factors” in our 2010 Form 10-K.

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

Overview

We are a global supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves. We believe that we are a leading manufacturer of rotary positive displacement pumps, which include screw pumps, gear pumps and progressive cavity pumps. We have a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. Our products serve a variety of applications in five strategic end markets: commercial marine, oil and gas, power generation, global defense and general industrial. We design and engineer our products to high quality and reliability standards for use in critical fluid-handling applications where performance is paramount. We also offer customized fluid-handling solutions to meet individual customer needs based on our in-depth technical knowledge of the applications in which our products are used. Our products are marketed principally under the Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC, Portland Valve, Tushaco, Warren and Zenith brand names. We believe that our brands are widely known and have a premium position in our industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the markets in which we participate, with Allweiler dating back to 1860.

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

Outlook

We believe that we are well positioned to grow our business organically over the long term by enhancing our product offerings and expanding our customer base in our strategic end markets. As a late cycle business, we began to recover from the global economic downturn midway through 2010. This recovery was evidenced by increases in both sales and orders in the third and fourth quarters of 2010 over the comparable 2009 quarters. Nonetheless, project delivery push-outs, as well as order cancellations, may continue during the remainder of 2011. We will continue to monitor general global economic conditions and expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities, as well as the age of the global merchant fleet, to continue to create demand for new ship construction over the long term.  We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service.  In addition, we believe pending and future environmental regulations will enhance the demand for our products. While both sales and orders were up in the first half of 2011, based on market conditions and our current backlog, we expect sales and orders for the remainder of 2011 to be consistent with 2010 levels.

•
In the crude oil industry, we expect long-term activity to remain favorable as capacity constraints and global demand drive further development of heavy oil fields. In pipeline applications, we expect demand for our highly efficient products, including systems manufactured by our recent acquisitions of Baric Group (“Baric”) and Rosscor Holding, B.V. (“Rosscor”), to remain strong as our customers continue to focus on total cost of ownership. In refinery applications, projects that were deferred due to weak economic conditions have been released for quoting. We expect sales and orders to be at significantly higher levels for full year 2011 compared to 2010 as a result of our recent acquisitions in addition to higher sales and orders from our existing businesses.

•
In the power generation industry, we expect activity to remain solid as economic growth and a fundamental undersupply of power generation capacity continue to drive investment in energy infrastructure projects. In the world’s developed economies, we expect efficiency improvements will continue to drive demand. We expect sales and orders for full year 2011 to approximate 2010 levels, despite our decision to exit certain business in the Middle East.

•
Recent delays in United States (the “U.S.”) federal appropriations have temporarily slowed the funding of approved U.S. navy projects. We expect Congress to continue to appropriate funds for new ship construction as older naval vessels are decommissioned, although the timing of these appropriations remains uncertain. We also expect increased demand for integrated fluid-handling systems for both new ship platforms and existing ship classes that reduce operating costs and improve efficiency as the U.S. Navy seeks to man vessels with fewer personnel. Outside of the U.S., we expect other sovereign nations will continue to expand their fleets as they address national security concerns. We expect that during 2011 sales will approximate 2010 levels and orders will decline in comparison to 2010 primarily due to the timing of specific ship programs.

•
In the general industrial end market, we expect long-term demand to be driven by capital investment. While this market is very diverse, orders in the first half of 2011 increased significantly compared to the comparable 2010 period in North America, Europe and Asia. We continue to expect growth in both orders and sales for full year 2011 in comparison to the comparable prior year period.

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

The mix of foremarket and aftermarket sales was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Foremarket	79%	75%	76%	74%
Aftermarket	21%	25%	24%	26%

We will also continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. Our recent acquisitions of Rosscor and Baric, discussed below in more detail, and the strong sales by these entities in the second quarter of 2011 shifted a higher proportion of our business towards foremarket.

We also expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Key Performance Measures

The discussion of our results of operations that follows focuses on some of the key financial measures that we use to evaluate our business. We evaluate our business using several measures, including Net sales, orders and order backlog. Our Net sales, orders and order backlog are affected by many factors, particularly the impact of acquisitions, the impact of fluctuating foreign exchange rates and change from our existing businesses, which may be driven by market conditions and other factors. To facilitate the comparison between reporting periods, we describe the impact of each of these three factors, to the extent they impact the periods presented, on our Net sales, orders and order backlog in tabular format under the heading “Sales and Orders.”

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

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results to the respective 2010 period is affected by the following significant items:

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

On February 14, 2011, we completed the acquisition of Rosscor for $22.3 million, net of cash acquired and subject to final adjustments under the purchase agreement. Rosscor is a supplier of multiphase pumping technology and certain other highly engineered fluid-handling systems, with its primary operations based in Hengelo, The Netherlands.

On August 19, 2010, we completed the acquisition of Baric, a supplier of highly engineered fluid-handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 81% and 80%, respectively for the three and six months ended July 1, 2011, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, especially the Euro. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Restructuring and Other Related Charges

We initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. During the six months ended July 1, 2011, we relocated our Richmond, VA corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to our key advisors and eliminated an executive position in our German operations.

Additionally, during the second quarter of 2011, we communicated initiatives to improve productivity and reduce structural costs by rationalizing and leveraging our existing assets and back office functions. These initiatives include the consolidation of the Company’s commercial marine end market operations, reduction in the back office personnel at several distribution centers in Europe, the closure of a small facility that previously produced units sold to certain customers located in the Middle East that the Company ceased supplying to during the year ended December 31, 2010, and the closure of a Portland, Maine production facility and consolidation of the operations with a Warren, Massachusetts facility.

Accordingly, we incurred pre-tax expense and made payments during the periods presented as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In millions)
Restructuring and other related charges	$0.2	$3.0	$2.2	$7.1
Cash payments	0.9	4.2	3.4	11.9

We expect to incur an additional $6.2 million of employee termination benefit costs, operating lease exit costs and other relocation expenses related to our restructuring initiatives during the remainder of 2011.  It is anticipated that net annual savings of approximately $3.5 million pre-tax will be realized beginning in the fourth quarter of 2011 as a result of our restructuring initiatives. See Note 12, “Restructuring and Other Related Charges” in the Notes to our Condensed Consolidated Financial Statements for additional discussion regarding our restructuring activities.

Asbestos Liability and Defense Costs

Asbestos liability and defense costs is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period.

The table below presents asbestos liability and defense costs for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In millions)
Asbestos liability and defense costs	$1.9	$0.5	$3.3	$2.0

Asbestos liability and defense costs increased by $1.4 million and $1.3 million, respectively, during the second quarter and six months ended July 1, 2011 compared to the comparable 2010 period primarily due to lower levels of legal spending in 2010 and a higher level of projected insurance recovery driven by insurance policies triggered during the 2010 periods.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expenses include legal costs related to the actions against two of our subsidiaries respective insurers and a former parent company of one of the subsidiaries.

The table below presents asbestos coverage litigation expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In millions)
Asbestos coverage litigation expense	$3.3	$4.5	$5.4	$8.4

Legal costs related to our subsidiaries’ actions against their asbestos insurers decreased by $1.2 million and $3.0 million, respectively, during the second quarter and six months ended July 1, 2011 compared to the comparable 2010 period primarily due to more trial days being conducted in 2010 than 2011.  The trial phase of litigation against insurers for both of our subsidiaries is expected to conclude during 2011.

Sales, Orders and Backlog

The following tables present the components of our sales, order and backlog growth (decline), as well as, Net sales by fluid-handling product for the periods indicated:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
As of and for the three months ended July 2, 2010	$123.0		$155.6
Components of Change:
Existing businesses(2)	17.7	14.4%	(9.7)	(6.2)%
Acquisitions(3)	34.9	28.4%	38.0	24.4%
Foreign currency translation(4)	11.1	9.0%	11.8	7.6%
	63.7	51.8%	40.1	25.8%
As of and for the three months ended July 1, 2011	$186.7		$195.7

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the six months ended July 2, 2010	$242.9		$275.1		$297.1
Components of Change:
Existing businesses(2)	38.8	16.0%	17.5	6.4%	(24.8)	(8.3)%
Acquisitions(3)	50.8	20.9%	49.1	17.8%	82.4	27.7%
Foreign currency translation(4)	12.8	5.3%	12.9	4.7%	28.5	9.6%
	102.4	42.2%	79.5	28.9%	86.1	29.0%
As of and for the six months ended July 1, 2011	$345.3		$354.6		$383.2

(1)	Represents contracts for products or services, net of cancellations for the period.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of acquisitions.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In millions)
Net Sales by Product:
Pumps, including aftermarket parts and services	$134.0	$105.7	$259.2	$206.8
Systems, including installation services	47.3	12.7	75.4	27.3
Valves	3.9	3.5	7.5	6.9
Other	1.5	1.1	3.2	1.9
Net sales	$186.7	$123.0	$345.3	$242.9

As detailed above, Net sales increased by $63.7 million, or 51.8%, and $102.4 million, or 42.2%, during the second quarter and six months ended July 1, 2011 compared to the comparable 2010 period. The increase in Net sales from existing businesses for both periods was attributable to an increase in demand in all end markets. Net sales were positively impacted by the changes in foreign exchange rates during 2011 in comparison to 2010.

Orders, net of cancellations, from existing businesses increased during the second quarter of 2011 in comparison to the second quarter of 2010 due to increased demand in the oil and gas, commercial marine and general industrial end markets.  Additionally, we experienced a decline in commercial marine order cancellations from $3.3 million during the second quarter of 2010 to $2.0 million in the second quarter of 2011 primarily due to the impact of improved economic conditions.

Orders, net of cancellations, from existing businesses increased during the six months ended July 1, 2011 in comparison to the six months ended July 2, 2010 due to increased demand in the oil and gas, commercial marine and general industrial end markets.  Additionally, we experienced a decline in commercial marine order cancellations from $6.2 million during the six months ended July 2, 2010 to $2.9 million in the six months ended July 1, 2011 primarily due to the impact of improved economic conditions.  The $86.1 million increase in order backlog from July 2, 2010 to July 1, 2011 was primarily due to the Rosscor and Baric acquisitions, which resulted in $82.4 million of the increase.

Gross Profit

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In millions)
Gross profit	$64.7	$43.0	$117.9	$84.7
Gross profit margin	34.6%	35.0%	34.1%	34.9%

The $21.7 million increase in Gross profit during the second quarter of 2011 in comparison to the second quarter of 2010 was attributable to increases of $9.8 million from existing businesses and $7.4 million due to the acquisitions of Rosscor and Baric. Additionally, changes in foreign exchange rates had a $4.5 million positive impact on Gross profit for the second quarter of 2011 in comparison to the second quarter of 2010.

The $33.2 million increase in Gross profit during the six months ended July 1, 2011 in comparison to the six months ended July 2, 2010 was attributable to increases of $17.8 million from existing businesses and $10.4 million due to the acquisitions of Rosscor and Baric. Additionally, changes in foreign exchange rates had a $5.0 million positive impact on Gross profit for the six months ended July 1, 2011 in comparison to the six months ended July 2, 2010.

Gross profit margin for the second quarter and six months ended July 1, 2011 decreased compared to the comparable 2010 period primarily due to the lower gross profit margin associated with the foremarket sales of Rosscor and Baric during the period.

Selling, General and Administrative Expense

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In millions)
Selling, general and administrative expense	$41.0	$28.4	$75.9	$57.9
Selling, general and administrative expense as a percentage of Net sales	22.0%	23.1%	22.0%	23.8%

Selling, general and administrative expense increased $12.6 million and $18.0 million, respectively, during the second quarter and six months ended July 1, 2011 in comparison to the comparable 2010 period, $6.6 million and $9.3 million, respectively, of which resulted from the acquisitions of Rosscor and Baric. Selling, general and administrative expense from existing businesses increased $3.4 million and $6.1 million, respectively, in the second quarter and six months ended July 1, 2011 primarily due to higher selling and commission costs, higher corporate overhead including the operation of two offices during the transition of our corporate headquarters to Maryland and increased pension costs due to the termination of one of our non-U.S. plans during the second quarter of 2011. Additionally, changes in foreign exchange rates resulted in an increase to Selling, general and administrative expense of $2.6 million in both the second quarter and six months ended July 1, 2011 in comparison to the comparable 2010 period. The decrease in Selling, general and administrative expense as a percentage of Net sales in comparison to the comparable prior year period resulted primarily from higher volume levels.

Operating Income

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In millions)
Operating income	$16.7	$4.9	$28.0	$6.2
Operating margin	8.9%	4.0%	8.1%	2.6%

Operating income increased by $11.8 million in the second quarter of 2011 in comparison to the second quarter of 2010. This increase was primarily attributable to the $21.7 million increase in Gross profit, the $2.8 million decrease in Restructuring and other related charges and the $1.2 million decrease in Asbestos coverage litigation expense, partially offset by the $12.6 million increase in Selling, general and administrative expense and the $1.4 million increase in Asbestos liability and defense cost.

Operating income increased by $21.8 million in the six months ended July 1, 2011 in comparison to the six months ended July 2, 2010. This increase was primarily attributable to the $33.2 million increase in Gross profit, the $4.9 million decrease in Restructuring and other related charges and the $3.0 million decrease in Asbestos coverage litigation expense partially offset by the $18.0 million increase in Selling, general and administrative expense and the $1.3 million increase in Asbestos liability and defense cost.

For the second quarter and six months ended July 1, 2011, the components of Operating income were negatively impacted by a total of $3.0 million and $4.5 million in acquisition-related amortization expense as a result of our Baric and Rosscor acquisitions.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2011 was 31.8% compared to an effective tax rate of 35.0% for the second quarter of 2010. Our effective tax rate for the second quarter of 2011 was lower than the U.S. federal statutory rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate. During the second quarter of 2010, the effect of international tax rates, which are lower than the U.S. tax rate, was offset by a net increase in the Company’s unrecognized tax liability.

The effective income tax rate for the six months ended July 1, 2011 was 31.5% as compared to an effective tax rate of 36.1% for the six months ended July 2, 2010. Our effective tax rate for the six months ended July 1, 2011 was lower than the U.S. federal statutory rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate. During the six months ended July 2, 2010, a net increase in the Company’s unrecognized income tax liability was partially offset by the effect of international tax rates, which are lower than the U.S. tax rate.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our credit agreement. We expect that our primary ongoing requirements for cash will be for working capital, funding for acquisitions, capital expenditures, asbestos-related cash outflows and funding of our pension plans. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Borrowing Arrangements

We are party to a credit agreement (the “Credit Agreement”), led and administered by Bank of America, which includes a senior secured revolving credit facility and a term credit facility.  As of July 1, 2011 and December 31, 2010, the term credit facility bore interest of 2.44% and 2.76%, respectively, which included a margin of 2.25% and 2.50%, respectively. There was $77.5 million and $82.5 million outstanding under the term credit facility as of July 1, 2011 and December 31, 2010, respectively. During the first quarter of 2011, the Credit Agreement was amended to, among other items, eliminate the $6.0 million commitment of a defaulted lender, which resulted in a reduction of the revolving credit facilities total capacity from $150.0 million to $144.0 million. There was $3.0 million outstanding on the revolving credit facility as of July 1, 2011, whereas there was no amount outstanding as of December 31, 2010. As of July 1, 2011 and December 31, 2010, there was $20.4 million and $14.1 million, respectively, outstanding on the letter of credit sub-facility, resulting in available capacity of $120.6 million and $129.9 million, respectively. We are also party to additional letter of credit facilities with total capacity of $48.8 million and $2.5 million outstanding as of July 1, 2011.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term credit facility and revolving credit facility. The Company is in compliance with all such covenants as of July 1, 2011 and expects to be in compliance for the next 12 months.

Cash Flows

As of July 1, 2011, we had $64.2 million of Cash and cash equivalents, an increase of $3.7 million from $60.5 million as of December 31, 2010.  The following table summarizes the change in Cash and cash equivalents during the periods indicated:
	Six Months Ended
	July 1,	July 2,
	2011	2010
	(In millions)
Net cash provided by operating activities	$28.4	$27.4

Purchases of fixed assets, net	(6.4)	(5.5)
Acquisitions, net of cash received	(22.3)	—
Net cash used in investing activities	(28.7)	(5.5)

Repayments of borrowings, net	(2.0)	(3.8)
Other sources, net	1.8	0.6
Net cash used in financing activities	(0.2)	(3.2)

Effect of exchange rates on cash and cash equivalents	4.2	(5.7)

Increase in Cash and cash equivalents	$3.7	$13.0

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items may impact cash flows differently. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the six months ended July 1, 2011, we had net cash outflows of $1.6 million for asbestos-related costs paid, net of insurance settlements received compared to net cash inflows of $2.0 million during the six months ended July 2, 2010.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended July 1, 2011 and July 2, 2010, cash contributions for defined benefit plans were $4.6 million and $9.4 million, respectively.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the six months ended July 1, 2011, net working capital increased, primarily due to an increase in inventory levels, which reduced our cash flows from operating activities. A decrease in net working capital as a result of a decrease in inventory and receivable levels positively impacted cash flows from operating activities during the six months ended July 2, 2010.

Cash flows from investing activities consist primarily of cash flows related to acquisitions and the purchase of fixed assets. During the six months ended July 1, 2011, we used $23.2 million more cash in our investing activities in comparison to the six months ended July 2, 2010. The fluctuation in cash flows from our investing activities was primarily due to our acquisition of Rosscor during the first quarter of 2011, which resulted in net cash outflows of $22.3 million. There were no acquisitions during the six months ended July 2, 2010. In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of annual revenues.

Cash flows from financing activities generally consist of the borrowing and repayment of our long-term indebtedness.  During the six months ended July 1, 2011, we had net repayments of $2.0 million in comparison to $3.8 million during the six months ended July 2, 2010.  See “—Borrowing Arrangements” above for additional information regarding our outstanding indebtedness as of July 1, 2011.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant changes to the methods, estimates and judgments from those included in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2010 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under our credit facility, all of our borrowings as of July 1, 2011 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the six months ended July 1, 2011 would have increased Interest expense on the unhedged portion of our borrowings by approximately $0.4 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the six months ended July 1, 2011, approximately 80% of our sales were derived from operations outside the U.S., with approximately 40% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts. To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, Income before income taxes would have increased by $2.8 million during the six months ended July 1, 2011.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of July 1, 2011, we had no open commodity futures contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

On July 28, 2011, we entered into a letter agreement with Joseph B. Niemann (the “Letter Agreement”). The Letter Agreement extends the term of Mr. Niemann’s position as our Senior Vice President, Strategic Marketing, a role he entered into in December of 2010. Mr. Niemann’s term as Senior Vice President, Strategic Marketing had previously been scheduled to expire on September 17, 2011, but was extended by the Letter Agreement until November 17, 2011. Mr. Niemann’s modified responsibilities in this role constitute “Good Reason” pursuant to the terms of his Executive Employment Agreement dated April 22, 2008, as amended effective as of January 1, 2010 (the “Employment Agreement”).  The Letter Agreement provides that Mr. Niemann shall continue to have “Good Reason” to effect a Good Reason termination pursuant to his Employment Agreement upon completion of the term on November 17, 2011.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.01*	Employment Agreement, dated March 24, 2011, between Clay H. Kiefaber and Colfax Corporation

10.02**	Employment Agreement, dated April 22, 2008, between Colfax Corporation and Joseph B. Niemann

10.03**	Amendment to Employment Agreement between Colfax Corporation and Joseph B. Niemann, effective January 1, 2010

10.04**	Letter Agreement between Colfax Corporation and Joseph B. Niemann, dated December 17, 2010

10.05	Letter Agreement between Colfax Corporation and Joseph B. Niemann, dated July 28, 2011

10.06**	Employment Agreement, dated April 22, 2008, between Colfax Corporation and Steven W. Weidenmuller

10.07**	Amendment to Employment Agreement between Colfax Corporation and Steven W. Weidenmuller, effective January 1, 2010

10.08**	Letter Agreement, effective February 21, 2011 between Colfax Corporation and Steven W. Weidenmuller

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on March 28, 2011.

**
These agreements are being filed at this time due to the determination by the registrant during the period covered by this report that these individuals were named executive officers of the registrant for the fiscal year ended December 31, 2010.

***
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:             Colfax Corporation

By:

/s/ CLAY H. KIEFABER	President and Chief Executive Officer	July 29, 2011
Clay H. Kiefaber	(Principal Executive Officer)

/s/ C. SCOTT BRANNAN	Senior Vice President, Finance and	July 29, 2011
C. Scott Brannan	Chief Financial Officer
(Principal Financial and Accounting Officer)