Form 10-Q
period 2011-09-30
Colfax CORP
filed 2011-10-27
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of September 30, 2011, there were 43,602,712 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$170,294	$132,397	$515,601	$375,336
Cost of sales	109,667	85,300	337,046	243,502
Gross profit	60,627	47,097	178,555	131,834
Selling, general and administrative expense	40,972	29,927	116,920	87,829
Research and development expense	1,439	1,583	4,540	4,731
Restructuring and other related charges	5,299	2,441	7,518	9,515
Asbestos liability and defense cost	4,391	2,202	7,644	4,179
Asbestos coverage litigation expense	3,086	2,339	8,454	10,763
Operating income	5,440	8,605	33,479	14,817
Interest expense	1,218	1,544	4,507	5,075
Income before income taxes	4,222	7,061	28,972	9,742
Provision for income taxes	532	1,210	8,337	2,177
Net income	$3,690	$5,851	$20,635	$7,565
Net income per share—basic and diluted	$0.08	$0.13	$0.47	$0.17

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,447	$60,542
Trade receivables, less allowance for doubtful accounts of $2,707 and $2,562	104,789	98,070
Inventories, net	79,183	57,941
Deferred income taxes, net	6,364	6,108
Asbestos insurance asset	32,848	34,117
Asbestos insurance receivable	30,430	46,108
Prepaid expenses	12,156	11,851
Other current assets	14,742	6,319
Total current assets	344,959	321,056
Deferred income taxes, net	48,026	52,385
Property, plant and equipment, net	91,413	89,246
Goodwill	184,119	172,338
Intangible assets, net	33,200	28,298
Long-term asbestos insurance asset	320,737	340,234
Long-term asbestos insurance receivable	7,063	5,736
Other assets	9,370	12,784
Total assets	$1,038,887	$1,022,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	53,865	50,896
Accrued asbestos liability	36,709	37,875
Accrued payroll	23,168	21,211
Advance payment from customers	13,583	17,250
Accrued taxes	6,451	6,173
Accrued restructuring liability	4,899	2,180
Other accrued liabilities	63,352	45,925
Total current liabilities	212,027	191,510
Long-term debt, less current portion	65,000	72,500
Long-term asbestos liability	376,626	391,776
Pension and accrued post-retirement benefits	107,029	112,257
Deferred income tax liability	15,927	13,529
Other liabilities	16,782	24,134
Total liabilities	793,391	805,706
Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,602,712 and 43,413,553 issued and outstanding	44	43
Additional paid-in capital	413,013	406,901
Accumulated deficit	(39,423)	(60,058)
Accumulated other comprehensive loss	(128,138)	(130,515)
Total shareholders’ equity	245,496	216,371
Total liabilities and shareholders’ equity	$1,038,887	$1,022,077

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010

Cash flows from operating activities:
Net income	$20,635	$7,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	17,618	11,242
Stock-based compensation expense	3,885	1,872
Amortization of deferred loan costs	548	508
Deferred income tax expense (benefit)	2,193	(4,377)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	1,800	925
Inventories, net	(11,229)	12,327
Accounts payable and accrued expenses, excluding asbestos-related accrued expenses	(1,489)	6,044
Other current assets	(2,088)	509
Asbestos liability and asbestos-related accrued expenses, net of asbestos insurance asset and receivable	17,787	7,386
Changes in other operating assets and liabilities	(7,982)	(8,701)
Net cash provided by operating activities	41,678	35,300

Cash flows from investing activities:
Purchases of fixed assets, net	(10,717)	(9,285)
Acquisitions, net of cash received	(22,299)	(27,011)
Net cash used in investing activities	(33,016)	(36,296)

Cash flows from financing activities:
Payments under term credit facility	(7,500)	(6,250)
Proceeds from borrowings on revolving credit facilities	78,646	—
Repayments of borrowings on revolving credit facilities	(78,646)	—
Payments on capital leases	—	(203)
Proceeds from stock-based awards	2,195	995
Repurchases of common stock	—	(191)
Net cash used in financing activities	(5,305)	(5,649)

Effect of foreign exchange rates on cash and cash equivalents	548	(540)

Increase (decrease) in cash and cash equivalents	3,905	(7,185)
Cash and cash equivalents, beginning of period	60,542	49,963

Cash and cash equivalents, end of period	$64,447	$42,778

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s fluid-handling business. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter. Also, Colfax’s European operations typically experience a slowdown during the July and August holiday season. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

3. Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other” (“ASU No. 2011-08”). ASU 2011-08 was intended to reduce the complexity and cost by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company intends to early adopt ASU 2011-08 in conjunction with its October 1, 2011 Goodwill impairment analysis and is currently evaluating the impact of adoption, but does not expect the adoption to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In October 2009, the Financial Accounting Standards Board issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU No. 2009-13”). ASU No. 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting. The Company adopted the provisions of ASU No. 2009-13 prospectively beginning January 1, 2011. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

4. Acquisitions

Charter International plc

On September 12, 2011, Colfax Corporation entered into an agreement with Charter International plc (“Charter”) pursuant to which, subject to certain terms and conditions, Charter will become a wholly owned subsidiary of Colfax (the “Acquisition”). Under the terms of the Acquisition, Charter shareholders will be entitled to receive 730 pence in cash and 0.1241 newly issued shares of Colfax Corporation Common stock in exchange for each share of Charter’s ordinary stock.

In connection with the financing of the proposed Acquisition of Charter, on September 12, 2011, Colfax entered into a securities purchase agreement (the “BDT Purchase Agreement”) with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) as well as BDT Capital Partners Fund I-A, L.P., and Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother, Steven M. Rales (for the limited purpose of tag-along sales rights provided to the BDT Investor in the event of a sale or transfer of shares of Colfax Common stock by either or both of Mitchell P. Rales and Steven M. Rales). Pursuant to the BDT Purchase Agreement, Colfax has agreed to sell to the BDT Investor (i) 14,756,945 newly issued shares of Colfax Common stock and (ii) 13,877,552 shares of newly created Series A perpetual convertible preferred stock, referred to as the Series A Preferred Stock, for an aggregate of $680 million (representing $24.50 per share of Series A Preferred Stock and $23.04 per share of Common stock). Under the terms of the Series A Preferred Stock, holders are entitled to receive cumulative cash dividends, payable quarterly, at a per annum rate of 6% of the liquidation preference (defined as $24.50, subject to customary antidilution adjustments), provided that the dividend rate shall be increased to a per annum rate of 8% if Colfax fails to pay the full amount of any dividend required to be paid on such shares until the date that full payment is made.

The Series A Preferred Stock is convertible, in whole or in part, at the option of the holders at any time after the date the shares are issued into shares of Colfax Common stock at a conversion rate determined by dividing the liquidation preference by a number equal to 114% of the liquidation preference, subject to certain adjustments. The Series A Preferred Stock is also convertible, in whole or in part, at the option of Colfax on or after the third anniversary of the issuance of the shares at the same conversion rate if, among other things: (i) for the preceding thirty trading days, the closing price of Colfax Common stock on the New York Stock Exchange exceeds 133% of the applicable conversion price and (ii) Colfax has declared and paid or set apart for payment all accrued but unpaid dividends on the Series A Preferred Stock.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

On September 12, 2011, Colfax entered into separate securities purchase agreements with Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales, each of whom were beneficial owners of 20.9% of Colfax’s Common stock, and Markel Corporation, a Virginia corporation (“Markel”). Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel. Pursuant to these agreements, Colfax agreed to sell 2,170,139 to each of Mitchell P. Rales and Steven M. Rales and 1,085,070 to Markel of newly issued Colfax Common stock at $23.04 per share, for a total aggregate of $125 million.

On September 12, 2011, Colfax and certain of its subsidiaries entered into a credit agreement (the “Deutsche Bank Credit Agreement”) with Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc. The Deutsche Bank Credit Agreement has three tranches of term loans: (i) a $200 million term A-1 facility, (ii) a $700 million term A-2 facility and (iii) a $900 million term B facility. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility.

The completion of the Acquisition and the consummation of the transactions contemplated by the BDT Purchase Agreement, the securities purchase agreements with Mitchell P. Rales, Steven M. Rales and Markel Corporation and the Deutsche Bank Credit Agreement depends on a number of conditions being satisfied. These conditions include, among others, the receipt of approval of Charter stockholders of the Acquisition, the receipt of approval of Colfax stockholders of (i) the issuance of securities to the BDT Investor, (ii) the issuance of securities to Mitchell P. Rales, Steven M. Rales and Markel, (iii) the issuance of securities under the terms of the Acquisition and (iv) amendment and restatement of Colfax’s certificate of incorporation to increase the number of authorized shares of the Company’s Common stock and preferred stock and to provide the BDT Investor certain approval rights and director nomination rights in Colfax. The Acquisition is currently expected to close in the first quarter of 2012.

During both the three and nine months ended September 30, 2011, the Company incurred $5.7 million of advisory, legal, audit, valuation and other professional service fees in connection with the Acquisition, which are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

See Note 14, “Financial Instruments” for a discussion of a foreign exchange option agreement entered into in conjunction with the Acquisition.

Rosscor Holding, B.V.

On February 14, 2011, the Company completed the acquisition of Rosscor Holding, B.V. (“Rosscor”) for $22.3 million, net of cash acquired. Rosscor is a supplier of multiphase pumping technology and certain other highly engineered fluid-handling systems, with its primary operations based in Hengelo, The Netherlands. As a result of this acquisition, the Company has expanded its product offerings in the oil and gas end market to include multiphase pump systems that many of its customers already purchase. The Company accounted for the acquisition using the acquisition method of accounting; accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the date of acquisition. None of the Goodwill recognized is expected to be deductible for income tax purposes.

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

(1)
Goodwill included in the Condensed Consolidated Balance Sheet increased by $11.8 million from $172.3 million as of December 31, 2010 to $184.1 million as of September 30, 2011, of which $10.2 million relates to the acquisition of Rosscor detailed above and the remaining $1.6 million increase represents the effect of foreign currency translation.

The following table summarizes the Intangible assets acquired, excluding Goodwill:

	Intangible	Weighted-Average
	Asset	Amortization
	(in thousands)	Period (years)
Backlog	$1,828	0.98
Acquired technology	8,898	20.00
Intangible assets	$10,726	16.76

5.  Net Income Per Share

Net income per share was computed as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except share data)
Net income	$3,690	$5,851	$20,635	$7,565

Weighted-average shares of Common stock outstanding—basic	43,682,698	43,390,849	43,598,692	43,328,091
Net effect of potentially dilutive securities(1)	729,272	228,403	700,465	211,281
Weighted-average shares of Common stock outstanding—diluted	44,411,970	43,619,252	44,299,157	43,539,372

Net income per share—basic and diluted	$0.08	$0.13	$0.47	$0.17

(1)	Potentially dilutive securities consist of stock options and restricted stock units.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended September 30, 2011 and October 1, 2010 excludes approximately 0.5 million and 1.3 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the nine months ended September 30, 2011 and October 1, 2010 excludes approximately 0.5 million and 0.9 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Income Taxes

For all periods presented, the respective effective tax rate represents the estimated annual tax rate for the year applied to the respective period Income before income taxes plus the tax effect of any significant unusual items, discrete items or changes in tax law.

During the three and nine months ended September 30, 2011, Income before income taxes was approximately $4.2 million and $29.0 million, respectively, and the Provision for income taxes was $0.5 million and $8.3 million, respectively.  The effective tax rates of 12.6% and 28.8% for the three and nine months ended September 30, 2011, respectively, differ from the United States (“U.S.”) federal statutory tax rate primarily due to international tax rates, which are lower than the U.S. tax rate, and changes in the estimated annual tax rate. The estimated annual tax rate declined primarily due to the impact of changes in anticipated pre-tax income for the year ended December 31, 2011 in various tax jurisdictions that the Company operates in. The cumulative impact of this adjustment during the three months ended September 30, 2011 resulted in an effective tax rate of 12.6%. The change in the estimated annual tax rate resulted in an increase of approximately $0.7 million in Net income for both the three and nine months ended September 30, 2011, or $0.01 and $0.02 per share, respectively.

During the three and nine months ended October 1, 2010, Income before income taxes was approximately $7.1 million and $9.7 million, respectively, and the Provision for income taxes was $1.2 million and $2.2 million, respectively.  The effective tax rates of 17.1% and 22.3% for the three and nine months ended October 1, 2010, respectively, differ from the U.S. federal statutory tax rate due to a net decrease in the Company’s liability for unrecognized income tax benefits primarily due to the successful resolution of 2003 German tax audit issues and the effect of international tax rates which are lower than the U.S. tax rate.

The Company is subject to income tax in the U.S. (including state jurisdictions) and international locations.  The Company’s significant operations outside the U.S. are located in Germany and Sweden.  In Sweden, tax years 2005 to 2010 and in Germany, tax years 2006 to 2010 remain subject to examination. In the U.S., tax years 2005 and beyond generally remain open for examination by U.S. federal and state tax authorities as well as the tax year ending in 2003 that has U.S. tax attributes available that have been carried forward to open tax years or are available to be carried forward to future tax years. During the three and nine months ended September 30, 2011, previously unrecognized tax benefits of $5.2 million were recognized due to the expiration of certain statutes of limitations.

The Company considers each of the four sources of taxable income proscribed in FASB’s Accounting Standard Codification 740 “Income Taxes” when determining the appropriate level of its deferred tax valuation allowance. Unrecognized tax positions related to existing deferred tax assets represent a future source of taxable income considered in the Company’s analysis of the realizability of its deferred tax assets on a more likely than not basis. As a result of the expiration of certain statutes of limitations, as noted above, the Company has adjusted its sources of future taxable income estimate available to utilize its deferred tax asset. This change in estimate caused the Company to increase its valuation allowance by $5.2 million to reflect additional deferred tax assets that may not be realized on a more likely than not basis.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations and resolution of tax audits may reduce its tax expense in the next 12 months in amounts ranging from zero to $0.5 million.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Comprehensive (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Net income	$3,690	$5,851	$20,635	$7,565
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(15,216)	16,057	(2,470)	(4,152)
Unrealized loss on hedging activities	(13)	(292)	(146)	(1,151)
Amounts reclassified to Net income:
Realized loss on hedging activities	251	490	1,231	1,951
Net pension and other postretirement benefit cost, net of tax	1,161	777	3,762	2,337
Other comprehensive (loss) income	(13,817)	17,032	2,377	(1,015)
Comprehensive (loss) income	$(10,127)	$22,883	$23,012	$6,550

8. Inventories, Net

Inventories, net consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$29,805	$23,758
Work in process	40,579	32,224
Finished goods	27,126	20,121
	97,510	76,103
Less: customer progress billings	(10,284)	(10,385)
Less: allowance for excess, slow-moving and obsolete inventory	(8,043)	(7,777)
Inventories, net	$79,183	$57,941

Certain prior period amounts in the table above have been reclassified to conform to current year presentation.

9. Debt

Long-term debt consisted of the following:
	September 30,	December 31,
	2011	2010
	(in thousands)
Term credit facility	$75,000	$82,500
Total Debt	75,000	82,500
Less: current portion of the term credit facility	(10,000)	(10,000)
Long-term debt	$65,000	$72,500

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The term credit facility bears interest at the London Interbank Offered Rate plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at the end of each quarter. As of September 30, 2011 and December 31, 2010, the interest rate was 2.47% and 2.76%, respectively, inclusive of a margin of 2.25% and 2.50%, respectively.

The revolving credit facility contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and permits borrowings in dollars, euros and sterling, subject to certain limits.  The annual commitment fee on the revolver ranges from 0.4% to 0.5% determined by the Company’s total leverage ratio calculated at the end of each quarter. As of September 30, 2011 and December 31, 2010, the commitment fee was 0.4% and 0.5%, respectively, and there was $14.5 million and $14.1 million outstanding on the letter of credit sub-facility, respectively. As of September 30, 2011, the Company’s availability under the revolving credit facility was $129.5 million.

The Company is also party to additional letter of credit facilities with total capacity of $48.8 million and $7.1 million outstanding as of September 30, 2011.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to the Company’s European subsidiaries. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term credit facility and revolving credit facility and foreclose on the collateral. The Company is in compliance with all such covenants as of September 30, 2011.

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

The Company’s Condensed Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011(1)	October 1, 2010(2)
	(In thousands)
Stock-based compensation expense	$1,058	$151	$3,885	$1,872
Deferred tax benefits	371	41	1,360	655

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

As of September 30, 2011, the Company had $8.8 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.1 years.

Stock Options

Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions used to calculate the fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted during the nine months ended September 30, 2011.

Nine Months Ended
September 30, 2011

Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at the time of grant)	2.10%
Volatility	52.50%
Dividend yield	—
Weighted-average fair value of options granted	$9.68

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

Stock option activity for the nine months ended September 30, 2011 is as follows:
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2010	1,540,656	$12.34
Granted	385,682	21.55
Exercised	(181,834)	11.86
Forfeited	(101,670)	11.35
Expired	(5,001)	20.83
Outstanding at September 30, 2011	1,637,833	$14.60	5.16	$9,851
Vested or expected to vest at September 30, 2011	1,429,785	$15.29	5.17	$7,632
Exercisable at September 30, 2011	715,580	$13.14	4.19	$5,104

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Units

The fair value of each grant of restricted stock units is equal to the market value of the Company’s common stock on the date of grant and the compensation expense is recognized ratably over the requisite service period when it is expected that any of the performance criterion will be achieved.

The activity in the Company’s performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”) during the nine months ended September 30, 2011 is as follows:
	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	283,495	$13.33	83,793	$11.35
Granted	115,922	21.78	28,311	22.40
Vested	—	—	(47,841)	13.38
Forfeited	(37,829)	13.88	—	—
Nonvested at September 30, 2011	361,588	$15.97	64,263	$14.71

11. Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and included in Cost of sales in the Condensed Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

The activity in the Company’s warranty liability, which is included in Other accrued liabilities in the Company’s Condensed Consolidated Financial Statements consisted of the following:

	Nine Months Ended
	September 30,	October 1,
	2011	2010
	(in thousands)
Warranty liability, beginning of period	$2,963	$2,852
Accrued warranty expense	2,278	1,266
Changes in estimates related to pre-existing warranties	684	(553)
Cost of warranty service work performed	(1,777)	(723)
Acquisitions	452	—
Foreign exchange translation effect	22	(67)
Warranty liability, end of period	$4,622	$2,775

12.  Restructuring and Other Related Charges

The Company initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. During the nine months ended September 30, 2011, the Company relocated its Richmond, Virginia corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to its key advisors and eliminated an executive position in its German operations. The Company also communicated initiatives to improve productivity and reduce structural costs by rationalizing and leveraging its existing assets and back office functions. These initiatives include the consolidation of the Company’s commercial marine end-market operations, reduction in the back office personnel at several distribution centers in Europe, the closure of a small facility that previously produced units sold to certain customers located in the Middle East that the Company ceased supplying to during the year ended December 31, 2010, and the closure of a Portland, Maine production facility and consolidation of the operations with a Warren, Massachusetts facility.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 (Unaudited)

The Company’s Condensed Consolidated Statements of Operations reflect the following amounts related to its restructuring activities:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011(1)	October 1, 2010(2)
	(In millions)
Restructuring and other related charges	$5.3	$2.4	$7.5	$9.5

(1)	Includes $0.2 million of non-cash stock-based compensation expense.

(2)	Includes $0.6 million of non-cash stock-based compensation expense related to the departure of the Company’s former Chief Executive Officer (“CEO”) in January 2010.

A summary of the activity in the Company’s restructuring liability included in Accrued restructuring liability in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 30, 2011
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
Restructuring and other related charges:
Termination benefits(1)	$2,180	$6,607	$(4,088)	$(135)	$4,564
Facility closure costs(2)	—	438	(285)	—	153
Other related charges	—	294	(98)	(14)	182
	$2,180	7,339	$(4,471)	$(149)	$4,899
Non-cash termination benefits(3)		179
		$7,518

(1)
Includes severance and other termination benefits, including outplacement services.  The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.

(2)	Includes the cost of relocating and training associates and relocating equipment in connection with the closing of the Portland, Maine facility.

(3)	Represents non-cash stock-based compensation expense.

The Company expects to incur an additional $2.0 million of employee termination benefits, facility closure costs, relocation expense and operating lease exit costs during the remainder of 2011 related to its restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Net Periodic Benefit Cost–Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Pension Benefits—U.S. Plans:
Service cost	$—	$—	$—	$—
Interest cost	2,845	3,174	8,537	9,283
Expected return on plan assets	(4,164)	(4,599)	(12,493)	(13,555)
Amortization	1,313	1,054	3,939	3,157
Net periodic benefit credit	$(6)	$(371)	$(17)	$(1,115)

Pension Benefits—Non U.S. Plans:
Service cost	$304	$293	$926	$897
Interest cost	1,255	1,025	3,742	3,083
Expected return on plan assets	(354)	(321)	(1,070)	(913)
Amortization	151	87	464	259
Settlement loss(1)	—	—	1,476	—
Net periodic benefit cost	$1,356	$1,084	$5,538	$3,326

Other Post-Retirement Benefits:
Service cost	$—	$—	$—	$—
Interest cost	172	168	517	502
Amortization	214	121	640	361
Net periodic benefit cost	$386	$289	$1,157	$863

(1)	During the nine months ended September 30, 2011, the Company terminated a frozen pension plan of one of its non-U.S. subsidiaries.

Employer contributions to the pension plans during the nine months ended September 30, 2011 were $6.3 million, and the Company expects to contribute an additional $1.8 million during the remainder of 2011.

14.  Financial Instruments

The carrying values of financial instruments, including Accounts receivable, Accounts payable and Other accrued liabilities approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $75.0 million and $81.6 million as of September 30, 2011 and December 31, 2010, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	September 30, 2011
	Level One	Level Two	Level Three	Total
	(in thousands)
Assets:
Cash equivalents	$12,376	$—	$—	$12,376
Foreign currency contracts – acquisition-related	—	5,386		5,386
Foreign currency contracts – primarily related to customer sales contracts	—	2	—	2
	$12,376	$5,388	$—	$17,764

Liabilities:
Interest rate swap	$—	$704	$—	$704
Foreign currency contracts – primarily related to customer sales contracts	—	115	—	115
	$—	$819	$—	$819

	December 31, 2010
	Level One	Level Two	Level Three	Total
	(in thousands)
Assets:
Cash equivalents	$24,925	$—	$—	$24,925
	$24,925	$—	$—	$24,925

Liabilities:
Interest rate swap	$—	$1,789	$—	$1,789
Foreign currency contracts	—	257	—	257
	$—	$2,046	$—	$2,046

There were no transfers in or out of Level One, Two or Three during the nine months ended September 30, 2011.

Cash Equivalents

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices.  The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

Derivatives

The Company periodically enters into foreign currency, interest rate swap and commodity derivative contracts. The Company uses interest rate swaps to manage exposure to interest rate fluctuations. Foreign currency contracts are used to manage exchange rate fluctuations and generally hedge transactions between the Euro and the U.S. dollar. Commodity futures contracts are used to manage costs of raw materials used in the Company’s production processes.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s derivative instruments are measured at fair value on a recurring basis using significant observable inputs and are included in Level Two of the fair value hierarchy.

Interest Rate Swap. The Company’s interest rate swap is valued based on forward curves observable in the market.  The notional value of the Company’s interest rate swap was $25 million and $50 million as of September 30, 2011 and December 31, 2010, respectively, whereby it exchanged its LIBOR-based variable-rate interest for a fixed rate of 4.1375%. On June 30, 2011, the notional value decreased from $50 million to $25 million, and it expires on June 29, 2012. The interest rate swap agreement has been designated as a cash flow hedge, and therefore unrealized gains and losses are recognized in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets to the extent that it is effective at offsetting changes in the hedged cash flows.  Realized gains and losses are reclassified to Interest expense in the Condensed Consolidated Statements of Operations. There has been no significant ineffectiveness related to this arrangement since its inception. As of September 30, 2011, the Company expects to reclassify $0.7 million of net losses on the interest rate swap from Accumulated other comprehensive loss to Interest expense during the next twelve months.

Foreign Currency Contracts. Foreign currency contracts are measured using broker quotations or observable market transactions in either listed or over-the-counter markets. The Company primarily uses foreign currency contracts to mitigate the risk associated with customer forward sale agreements denominated in currencies other than the applicable local currency. As of September 30, 2011 and December 31, 2010, the Company had foreign currency contracts used primarily to mitigate the risk associated with forward sale agreements with notional values of $6.7 million and $13.1 million, respectively. Additionally, on September 12, 2011 and in conjunction with the Acquisition, the Company entered into a foreign exchange option contract with Deutsche Bank in order to mitigate the potential foreign exchange risk from September 12, 2011 through the expected closing date of the Acquisition. The notional amount of the contract is 1.5 billion GBP, or $2.9 billion, the fair value as of September 30, 2011 is $5.4 million and the settlement date is March 28, 2012.  See Note 3, “Acquisitions” for additional discussion regarding the Company’s agreement to acquire Charter International plc. The fair values of the foreign exchange contracts are recorded in either Other current assets, Other assets, Other accrued liabilities or Other liabilities on the Condensed Consolidated Balance Sheets depending upon their respective expiration date. The Company has not elected hedge accounting for these contracts; therefore, changes in the fair value are recognized as a component of Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The Company enters into derivative contracts with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. The Company does not enter into derivative contracts for trading purposes.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Contract Designated as a Cash Flow Hedge:
Interest Rate Swap:
Unrealized loss	$(13)	$(292)	$(146)	$(1,151)
Realized loss	(251)	(490)	(1,231)	(1,951)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts – Acquisition-Related:
Unrealized loss, net	(684)	—	(684)	—
Foreign Currency Contracts – Primarily Related to Customer Sales Contracts:
Unrealized gain, net	36	701	210	43
Realized gain (loss), net	(545)	(100)	155	(838)

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

Of the 22,512 pending claims as of September 30, 2011, approximately 3,600 of such claims have been brought in the Supreme Court of New York County, New York; approximately 1,000 of such claims have been brought in the U.S. District Court, Eastern and Western Districts of Michigan; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 100 claims have been brought in various federal and state courts in Mississippi. The remaining pending claims have been filed in various other state and federal courts.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Claims activity related to asbestos is as follows(1):

	Nine Months Ended
	September 30, 2011	October 1, 2010
	(Number of Claims)
Claims unresolved, beginning of period	24,764	25,295
Claims filed(2)	2,799	2,952
Claims resolved(3)	(5,051)	(3,448)
Claims unresolved, end of period	22,512	24,799

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”

(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.

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

For this subsidiary, during the three months ended October 1, 2010, an insolvent carrier that had written approximately $1.4 million in limits for which the subsidiary had assumed no recovery made a cash settlement offer of approximately $0.7 million. As such, the subsidiary recorded a gain for this amount and a receivable from the insurer.

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

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case. During 2010, the court-appointed special allocation master made its recommendation which, in May 2011, the court accepted with modifications. A final judgment at the trial court level in this litigation was rendered during the three months ended September 30, 2011, but appeals may follow. As a result of this judgment, the Company recorded a provision for $2.1 million during the three months ended September 30, 2011, which is reflected in the Condensed Consolidated Balance Sheet as an increase of $1.4 million in Other accrued liabilities and a reduction of $0.7 million in Asbestos insurance asset. The Company will also make a payment of $5.0 million, which was previously accrued for, to return certain overpayments to the insurers. The subsidiary expects to be responsible for approximately 15% of all future asbestos-related costs.

The Company has established reserves of $413.3 million and $429.7 million as of September 30, 2011 and December 31, 2010, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years. It has also established recoverables of $353.6 million and $374.4 million as of September 30, 2011 and December 31, 2010, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $59.7 million and $55.3 million as of September 30, 2011 and December 31, 2010, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $37.5 million and $51.8 million as of September 30, 2011 and December 31, 2010, respectively, for which insurance recovery is deemed probable. The Company has included the reserves for the asbestos liabilities in Accrued asbestos liability and Long-term asbestos liability and the related insurance recoveries in Asbestos insurance asset and Long-term asbestos insurance asset in the Condensed Consolidated Balance Sheets. The receivable for previously paid liability and defense costs is recorded in Asbestos insurance receivable and Long-term asbestos insurance receivable in the Condensed Consolidated Balance Sheets.  The Company also has reflected in Other accrued liabilities $22.1 million and $23.3 million as of September 30, 2011 and December 31, 2010, respectively, for overpayments by certain insurers and unpaid legal costs related to defending itself against asbestos-related liability claims and legal action against the Company’s insurers.

The expense related to these liabilities and legal defense was $4.4 million and $7.6 million for the three and nine months ended September 30, 2011, respectively, and $2.2 million and $4.2 million for the three and nine months ended October 1, 2010, respectively. Legal costs related to the subsidiaries’ action against their asbestos insurers were $3.1 million and $8.5 million for the three and nine months ended September 30, 2011, respectively, and $2.3 million and $10.8 million for the three and nine months ended October 1, 2010, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

General Litigation

On June 3, 1997, one of the Company’s subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. (“Litton”) in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered.  The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set. The court issued a schedule for summary judgment motions. After the summary judgment motions have been briefed, the court is expected to issue a ruling. The subsidiary intends to continue to defend this matter vigorously. As of both September 30, 2011 and December 31, 2010, $9.5 million was included in Other liabilities in the Company’s Condensed Consolidated Balance Sheets related to this matter.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation and its subsidiaries (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011 (the “2010 Form 10-K”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Further, the forward-looking statements contained herein include statements about the expected effects of the acquisition of Charter International plc (“Charter”) by Colfax (the “Acquisition”), the expected timing and scope of the Acquisition, the expected benefits from integrating Charter and other benefits associated with the Acquisition, strategic options and all other statements contained herein regarding the Acquisition other than historical facts. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks related to the Acquisition including, but not limited to:

•	the satisfaction of the conditions to the Acquisition and the potential negative impact to us should the Acquisition fail to close;

•	our ability to complete the Acquisition as planned and risks related to any unforeseen liabilities of Charter;

•	our ability to deliver the expected returns and accretive effects on our earnings within our expected timeframes for such returns;

•	our ability to successfully integrate Charter;

•	the additional leverage we will take on as a result of the Acquisition, which may limit our flexibility in operating our business;

•	covenants made to equity investors in the Acquisition that may limit our flexibility in operating our business; and

•	increased exposure to foreign currency risk;

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	our recent substantial leadership turnover and realignment;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting;

•	our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and

•	other risks and factors, listed in Part II. Item 1A. “Risk Factors” in this Form 10-Q.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part II. Item 1A. “Risk Factors” in this Form 10-Q for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Outlook

We believe that we are well positioned to grow our business organically over the long term by enhancing our product offerings and expanding our customer base in our strategic end markets. As a late cycle business, we began to recover from the global economic downturn midway through 2010. This recovery was evidenced by increases in both sales and orders in the third and fourth quarters of 2010 over the comparable 2009 quarters. Nonetheless, project delivery push-outs, as well as order cancellations, may continue. We will continue to monitor general global economic conditions and expect the following market conditions:

•
In the commercial marine industry, we expect international trade and demand for crude oil and other commodities, as well as the age of the global merchant fleet, to continue to create demand for new ship construction over the long term.  We also believe the increase in the size of the global fleet will create an opportunity to supply aftermarket parts and service. In addition, we believe pending and future environmental regulations will enhance the demand for our products. While both sales and orders were up thus far in 2011, based on market conditions and our current backlog, we expect sales and orders for the fourth quarter of 2011 to be consistent with 2010 levels.

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

•
In the power generation industry, we expect activity to remain solid as economic growth and a fundamental undersupply of power generation capacity continue to drive investment in energy infrastructure projects. In the world’s developed economies, we expect efficiency improvements will continue to drive demand. We expect sales for full year 2011 to approximate 2010, despite our decision to exit certain business in the Middle East.

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

•
In the general industrial end market, we expect long-term demand to be driven by capital investment. While this market is very diverse, orders thus far in 2011 increased significantly compared to the comparable 2010 period in North America, Europe and Asia. We continue to expect growth in both orders and sales for full year 2011 in comparison to the comparable prior year period.

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

The mix of foremarket and aftermarket sales was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Foremarket	81%	77%	78%	75%
Aftermarket	19%	23%	22%	25%

We continue to target aftermarket opportunities in our strategic markets as we generally are able to generate higher margins on aftermarket parts and service than on foremarket opportunities. However, our recent acquisitions of Rosscor and Baric, discussed below in more detail, and the strong sales by these entities in the third quarter and year to date 2011 shifted a higher proportion of our business towards foremarket.

We expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Acquisition of Charter International plc

On September 12, 2011, we agreed to the Acquisition with Charter pursuant to which, subject to certain terms and conditions, Charter will become our wholly owned subsidiary. Under the terms of the Acquisition, Charter shareholders will be entitled to receive 730 pence in cash and 0.1241 newly issued shares of Colfax Corporation Common stock in exchange for each share of Charter’s ordinary stock. The Acquisition will be financed by a combination of new bank debt, new equity and cash on hand. The Acquisition values Charter’s fully diluted share capital at approximately $2.4 billion, assuming a foreign exchange rate of 1.5881 $/£ and the $23.04 closing price of Colfax Common stock on September 9, 2011 (the last business day before the Acquisition was announced). For the year ended December 31, 2010, Charter’s total revenues were £1.7 billion, of which 67% and 33% were derived from Charter’s ESAB and Howden divisions, respectively. We expect the acquisition to close during the first quarter of 2012. See “—Liquidity and Capital Resources—Financing of the Acquisition of Charter International plc” below for additional information.

We believe that our potential acquisition of Charter will accelerate our growth strategy and move us toward our vision: a multi-platform enterprise with a strong global footprint. Charter is a leading player in key industrial markets and we believe its strong brands will enhance our business mix and profile, as well as provide significant growth opportunities. Charter’s Howden division, which focuses on air and gas handling, is expected to complement and extend our existing fluid handling business and Charter’s ESAB business, which provides welding and cutting solutions, is expected to become the foundation of a new growth platform.

The combination is expected to:

•	enhance our business profile by providing a meaningful recurring revenue stream and considerable exposure to emerging markets;

•	enable the combined company to benefit from strong secular growth drivers, with a balance of short- and long-cycle businesses;

•	improve both margin and return on invested capital at Charter through application of CBS;

•	provide an additional growth platform in the fragmented welding and cutting industry; and

•	deliver significant earnings accretion, as well as double digit returns on invested capital within three to five years.

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

Results of Operations

Items Affecting Comparability of Reported Results

The comparability of our operating results to the respective 2010 period is affected by the following significant items:

Strategic Acquisitions

We complement our organic growth with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. We intend to continue to pursue acquisitions of complementary businesses that will broaden our product portfolio, expand our geographic footprint or enhance our position within our strategic end markets.

During the third quarter and nine months ended September 30, 2011, we recognized increased costs related to advisory, legal, audit, valuation and other professional service fees incurred in connection with the Acquisition. Due to the relative scale of Charter’s operations in comparison to ours, upon closing, the Acquisition will significantly transform our business and materially affect our operations, financial results, liquidity and employee headcount which may make period to period comparisons difficult.  See “—Acquisition of Charter International plc” above and “—Liquidity and Capital Resources—Financing of the Acquisition of Charter International plc” below for additional information.

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

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 70% and 71%, respectively for the three and nine months ended September 30, 2011, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, especially the Euro. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Restructuring and Other Related Charges

We initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. During the nine months ended September 30, 2011, we relocated our Richmond, Virginia corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to our key advisors and eliminated an executive position in our German operations.

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

Accordingly, we incurred pre-tax expense and made payments during the periods presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions)
Restructuring and other related charges	$5.3	$2.4	$7.5	$9.5
Cash payments	1.1	2.0	4.5	13.9

We expect to incur an additional $2.0 million of employee termination benefit costs, operating lease exit costs and other relocation expenses related to our restructuring initiatives during the remainder of 2011. It is anticipated that net annual savings of approximately $4.1 million pre-tax will be realized beginning in the first quarter of 2012 as a result of our restructuring initiatives. See Note 12, “Restructuring and Other Related Charges” in the Notes to our Condensed Consolidated Financial Statements for additional discussion regarding our restructuring activities.

Asbestos Liability and Defense Costs

Asbestos liability and defense costs is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period.

The table below presents asbestos liability and defense costs for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions)
Asbestos liability and defense costs	$4.4	$2.2	$7.6	$4.2

Asbestos liability and defense costs increased by $2.2 million and $3.4 million, respectively, during the third quarter and nine months ended September 30, 2011 compared to the comparable 2010 period primarily due to a $2.1 million provision related to a court judgment received for one of our subsidiaries’ litigation against a number of its insurers and former parent. Additionally, lower levels of legal spending in 2010 and a higher level of projected insurance recovery driven by insurance policies triggered during the 2010 periods contributed to the fluctuation in comparison to the comparable 2010 periods.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expense includes legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries.

The table below presents Asbestos coverage litigation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions)
Asbestos coverage litigation expense	$3.1	$2.3	$8.5	$10.8

Legal costs related to our subsidiaries’ actions against their asbestos insurers increased by $0.8 million during the third quarter compared to the third quarter of 2010. Legal costs related to our subsidiaries’ actions against their asbestos insurers decreased by $2.3 million during the nine months ended September 30, 2011 compared to the nine months ended October 1, 2010 period primarily due to more trial days being conducted in 2010 than 2011. The trial phase of litigation against insurers concluded during the third quarter of 2011 for one of our subsidiaries and is expected to conclude during 2011 for the other subsidiary.

Sales, Orders and Backlog

The following tables present the components of our sales, order and backlog growth (decline), as well as, Net sales by fluid-handling product for the periods indicated:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
For the three months ended October 1, 2010	$132.4		$124.1
Components of Change:
Existing businesses(2)	13.8	10.4%	35.7	28.8%
Acquisitions(3)	14.9	11.3%	6.0	4.8%
Foreign currency translation(4)	9.2	6.9%	9.0	7.3%
	37.9	28.6%	50.7	40.9%
For the three months ended September 30, 2011	$170.3		$174.8

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the nine months ended October 1, 2010	$375.3		$399.2		$351.2
Components of Change:
Existing businesses(2)	52.6	14.0%	53.2	13.3%	(17.3)	(4.9)%
Acquisitions(3)	65.7	17.5%	55.1	13.8%	40.6	11.5%
Foreign currency translation(4)	22.0	5.9%	21.9	5.5%	(1.1)	(0.3)%
	140.3	37.4%	130.2	32.6%	22.2	6.3%
As of and for the nine months ended September 30, 2011	$515.6		$529.4		$373.4

(1)	Represents contracts for products or services, net of cancellations for the period.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of acquisitions.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions)
Net Sales by Product:
Pumps, including aftermarket parts and services	$128.2	$106.6	$387.4	$313.4
Systems, including installation services	36.9	21.5	112.4	48.8
Valves	3.7	3.4	11.2	10.3
Other	1.5	0.9	4.6	2.8
Net sales	$170.3	$132.4	$515.6	$375.3

As detailed above, Net sales increased by $37.9 million, or 28.6%, and $140.3 million, or 37.4%, during the third quarter and nine months ended September 30, 2011 compared to the comparable 2010 period. The increase in Net sales from existing businesses for both periods was attributable to an increase in demand in all end markets, except power generation. Net sales were positively impacted by the changes in foreign exchange rates during 2011 in comparison to 2010.

Orders, net of cancellations, from existing businesses increased during the third quarter of 2011 in comparison to the third quarter of 2010 due to increased demand in all end markets. Additionally, we experienced a decline in commercial marine order cancellations from $3.9 million during the third quarter of 2010 to $2.1 million in the third quarter of 2011 primarily due to the impact of improved economic conditions.

Orders, net of cancellations, from existing businesses increased during the nine months ended September 30, 2011 in comparison to the nine months ended October 1, 2010 due to increased demand in the oil and gas, commercial marine, general industrial and power generation end markets.  Additionally, we experienced a decline in commercial marine order cancellations from $10.1 million during the nine months ended October 1, 2010 to $5.0 million in the nine months ended September 30, 2011 primarily due to the impact of improved economic conditions. The $22.2 million increase in order backlog from October 1, 2010 to September 30, 2011 was primarily due to the Rosscor acquisition, which resulted in a $40.6 million increase, partially offset by a decrease of $17.3 million in backlog related to existing businesses.

Gross Profit

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions)
Gross profit	$60.6	$47.1	$178.6	$131.8
Gross profit margin	35.6%	35.6%	34.6%	35.1%

The $13.5 million increase in Gross profit during the third quarter of 2011 in comparison to the third quarter of 2010 was attributable to increases of $4.7 million from existing businesses and $5.7 million due to the acquisitions of Rosscor and Baric. Additionally, changes in foreign exchange rates had a $3.1 million positive impact on Gross profit for the third quarter of 2011 in comparison to the third quarter of 2010.

The $46.8 million increase in Gross profit during the nine months ended September 30, 2011 in comparison to the nine months ended October 1, 2010 was attributable to increases of $21.7 million from existing businesses and $16.1 million due to the acquisitions of Rosscor and Baric. Additionally, changes in foreign exchange rates had a $9.0 million positive impact on Gross profit for the nine months ended September 30, 2011 in comparison to the nine months ended October 1, 2010.

Gross profit margin for the nine months ended September 30, 2011 decreased compared to the nine months ended October 1, 2011 primarily due to the lower gross profit margin associated with the foremarket sales of Rosscor and Baric during the period, partially offset by positive leverage of fixed costs given substantially higher sales volume in 2011.

Selling, General and Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions)
Selling, general and administrative expense	$41.0	$29.9	$116.9	$87.8
Selling, general and administrative expense as a percentage of Net sales	24.1%	22.6%	22.7%	23.4%

Selling, general and administrative expense increased $11.1 million and $29.1 million, respectively, during the third quarter and nine months ended September 30, 2011 in comparison to the comparable 2010 period, $3.6 million and $12.9 million, respectively, of which resulted from the acquisitions of Rosscor and Baric. Selling, general and administrative expense from existing businesses increased $5.7 million and $11.2 million, respectively, in the third quarter and nine months ended September 30, 2011 primarily due to higher selling and commission costs, higher corporate overhead including the operation of two offices during the transition of our corporate headquarters to Maryland and $5.7 million of advisory, legal, audit, valuation and other professional service fees incurred in connection with the Acquisition. Additionally, changes in foreign exchange rates resulted in an increase to Selling, general and administrative expense of $1.8 million and $5.0 million, respectively, in the third quarter and nine months ended September 30, 2011 in comparison to the comparable 2010 period. The increase in Selling, general and administrative expense as a percentage of Net sales during the third quarter of 2011 in comparison to the third quarter of 2010 resulted primarily from the increased costs associated with the Acquisition. The decrease in Selling, general and administrative expense as a percentage of Net sales during the nine months ended September 30, 2011 in comparison to the nine months ended October 1, 2010 resulted primarily from higher sales volumes, partially offset by the increased costs associated with the Acquisition.

Operating Income

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions)
Operating income	$5.4	$8.6	$33.5	$14.8
Operating margin	3.2%	6.5%	6.5%	3.9%

Operating income decreased by $3.2 million in the third quarter of 2011 in comparison to the third quarter of 2010. This decrease was primarily attributable to the $11.1 million increase in Selling, general and administrative expense, which includes $5.7 million of costs related to the Charter Acquisition, the $2.9 million increase in Restructuring and other related charges, the $2.2 million increase in Asbestos liability and defense cost and the $0.8 million increase in Asbestos coverage litigation expense, partially offset by the $13.5 million increase in Gross profit.

Operating income increased by $18.7 million in the nine months ended September 30, 2011 in comparison to the nine months ended October 1, 2010. This increase was primarily attributable to the $46.8 million increase in Gross profit, the $2.3 million decrease in Asbestos coverage litigation expense and the $2.0 million decrease in Restructuring and other related charges, partially offset by the $29.1 million increase in Selling, general and administrative expense, which includes $5.7 million of costs related to the Charter Acquisition, and the $3.4 million increase in Asbestos liability and defense cost.

For the third quarter and nine months ended September 30, 2011, the components of Operating income were negatively impacted by a total of $1.2 million and $5.8 million in increased acquisition-related amortization expense as a result of our Baric and Rosscor acquisitions.

Provision for Income Taxes

The effective income tax rate for the third quarter of 2011 was 12.6% compared to an effective tax rate of 17.1% for the third quarter of 2010. Our effective tax rate for the third quarter of 2011 was lower than the U.S. federal statutory rate primarily due to the cumulative effect of a change in the estimated annual tax rate primarily due to the impact of changes in anticipated pre-tax income for 2011 in the various tax jurisdictions that we operate in. During the third quarter of 2010, the effective tax rate was lower than the U.S. federal statutory rate due to a net decrease in our liability for unrecognized income tax benefits, primarily due to the successful resolution of 2003 German tax audit issues, and the effect of international tax rates which are lower than the U.S. tax rate.

The effective income tax rate for the nine months ended September 30, 2011 was 28.8% as compared to an effective tax rate of 22.3% for the nine months ended October 1, 2010. Our effective tax rate for the nine months ended September 30, 2011 was lower than the U.S. federal statutory rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate and the impact of the change in the estimate annual tax rate, discussed above. During the nine months ended October 1, 2010, the effective tax rate was lower than the U.S. federal statutory rate due to a net decrease in our liability for unrecognized income tax benefits, primarily due to the successful resolution of 2003 German tax audit issues, and the effect of international tax rates which are lower than the U.S. tax rate.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Credit Agreement (defined and discussed below). We expect that our primary ongoing requirements for cash will be for working capital, funding for acquisitions, capital expenditures, asbestos-related cash outflows and funding of our pension plans. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Borrowing Arrangements

We are party to a credit agreement (the “Credit Agreement”), led and administered by Bank of America, which includes a senior secured revolving credit facility and a term credit facility.  As of September 30, 2011 and December 31, 2010, the term credit facility bore interest of 2.47% and 2.76%, respectively, which included a margin of 2.25% and 2.50%, respectively. There was $75.0 million and $82.5 million outstanding under the term credit facility as of September 30, 2011 and December 31, 2010, respectively. During the first quarter of 2011, the Credit Agreement was amended to, among other items, eliminate the $6.0 million commitment of a defaulted lender, which resulted in a reduction of the revolving credit facilities total capacity from $150.0 million to $144.0 million. There were no amounts outstanding on the revolving credit facility as of both September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, there was $14.5 million and $14.1 million, respectively, outstanding on the letter of credit sub-facility, resulting in available capacity of $129.5 million and $129.9 million, respectively. We are also party to additional letter of credit facilities with total capacity of $48.8 million and $7.1 million outstanding as of September 30, 2011.

Substantially all assets and stock of the Company’s domestic subsidiaries and 65% of the shares of certain European subsidiaries are pledged as collateral against borrowings under the Credit Agreement. Certain European assets are pledged against borrowings directly made to our European subsidiary. The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase Company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company does not comply with the various covenants under the Credit Agreement and related agreements, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term credit facility and revolving credit facility. The Company is in compliance with all such covenants as of September 30, 2011. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement (defined and discussed below), are adequate to fund our operations for the next twelve months.

Financing of the Acquisition of Charter International plc

In connection with the financing of the proposed Acquisition of Charter, on September 12, 2011, we entered into a securities purchase agreement (the “BDT Purchase Agreement”) with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) as well as BDT Capital Partners Fund I-A, L.P., and Mitchell P. Rales, Chairman of our Board of Directors, and his brother, Steven M. Rales (for the limited purpose of tag-along sales rights provided to the BDT Investor in the event of a sale or transfer of shares of our Common stock by either or both of Mitchell P. Rales and Steven M. Rales). Pursuant to the BDT Purchase Agreement, we have agreed to sell to the BDT Investor (i) 14,756,945 newly issued shares of Colfax Common stock and (ii) 13,877,552 shares of newly created Series A perpetual convertible preferred stock, referred to as the Series A Preferred Stock, for an aggregate of $680 million (representing $24.50 per share of Series A Preferred Stock and $23.04 per share of Common stock). Under the terms of the Series A Preferred Stock holders are entitled to receive cumulative cash dividends, payable quarterly, at a per annum rate of 6% of the liquidation preference (defined as $24.50, subject to customary antidilution adjustments), provided that the dividend rate shall be increased to a per annum rate of 8% if Colfax fails to pay the full amount of any dividend required to be paid on such shares until the date that full payment is made.

The Series A Preferred Stock is convertible, in whole or in part, at the option of the holders at any time after the date the shares are issued into shares of Colfax Common stock at a conversion rate determined by dividing the liquidation preference by a number equal to 114% of the liquidation preference, subject to certain adjustments. The Series A Preferred Stock is also convertible, in whole or in part, at our option on or after the third anniversary of the issuance of the shares at the same conversion rate if, among other things: (i) for the preceding thirty trading days, the closing price of Colfax Common stock on the New York Stock Exchange exceeds 133% of the applicable conversion price and (ii) Colfax has declared and paid or set apart for payment all accrued but unpaid dividends on the Series A Preferred Stock.

On September 12, 2011, we entered into separate securities purchase agreements (together with the BDT Purchase Agreement, the “Purchase Agreements”) with Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales, each of whom were beneficial owners of 20.9% of Colfax’s Common stock, and Markel Corporation, a Virginia corporation (“Markel”). Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel. Pursuant to these agreements Colfax agreed to sell 2,170,139 to each of Mitchell P. Rales and Steven M. Rales and 1,085,070 to Markel of newly issued Colfax Common stock at $23.04 per share, for a total aggregate of $125 million.

On September 12, 2011, we entered into a credit agreement (the “Deutsche Bank Credit Agreement”) with Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc. The Deutsche Bank Credit Agreement has three tranches of term loans: (i) a $200 million term A-1 facility, (ii) a $700 million term A-2 facility and (iii) a $900 million term B facility. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. Upon closing of the Acquisition and consummation of the Deutsche Bank Credit Agreement, we intend on terminating our existing Credit Agreement, discussed above, in addition to Charter’s outstanding indebtedness. The Deutsche Bank Credit Agreement was included as an exhibit to our Current Report on Form 8-K filed with the SEC on September 15, 2011.

In connection with the Deutsche Bank Credit Agreement, we agreed to pledge substantially all of our domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to our U.S. companies. In addition, we have agreed to cause subsidiaries in certain foreign jurisdictions to guarantee our obligations and pledge substantially all of their assets against borrowings to one of our European subsidiaries to support our obligations under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting our ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring us to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loans and Revolver and foreclose on the collateral.

The completion of the Acquisition and the consummation of the transactions contemplated by the Purchase Agreements and the Deutsche Bank Credit Agreement depends on a number of conditions being satisfied. These conditions include, among others, the receipt of approval of Charter stockholders of the Acquisition, the receipt of approval of Colfax stockholders of (i) the issuance of securities to the BDT Investor, (ii) the issuance of securities to Mitchell P. Rales, Steven M. Rales and Markel, (iii) the issuance of securities under the terms of the Acquisition and (iv) amendment and restatement of our certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) to increase the number of authorized shares of our common stock and preferred stock and to provide the BDT Investor certain approval rights and director nomination rights in Colfax. See “Part II—Item 1A. Risk Factors—Our Amended and Restated Certificate of Incorporation contains provisions that grant the BDT Investor certain rights which may limit our flexibility in operating our business.” The Acquisition is currently expected to close in the first quarter of 2012.

Cash Flows

As of September 30, 2011, we had $64.4 million of Cash and cash equivalents, an increase of $3.9 million from $60.5 million as of December 31, 2010.  The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 30,	October 1,
	2011	2010
	(In millions)
Net cash provided by operating activities	$41.7	$35.3

Purchases of fixed assets, net	(10.7)	(9.3)
Acquisitions, net of cash received	(22.3)	(27.0)
Net cash used in investing activities	(33.0)	(36.3)

Repayments of borrowings, net	(7.5)	(6.3)
Other sources, net	2.2	0.6
Net cash used in financing activities	(5.3)	(5.7)

Effect of exchange rates on cash and cash equivalents	0.5	(0.5)

Increase (decrease) in Cash and cash equivalents	$3.9	$(7.2)

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as pension funding decisions and other items may impact cash flows differently. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the nine months ended September 30, 2011, we had net cash inflows of $1.7 million for asbestos-related costs paid, net of insurance settlements received compared to net cash outflows of $7.6 million during the nine months ended October 1, 2010.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the nine months ended September 30, 2011 and October 1, 2010, cash contributions for defined benefit plans were $6.3 million and $10.7 million, respectively.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the nine months ended September 30, 2011, net working capital increased, primarily due to an increase in inventory and receivable levels, which reduced our cash flows from operating activities. A decrease in net working capital primarily as a result of a decrease in inventory positively impacted cash flows from operating activities during the nine months ended October 1, 2010.

Cash flows from investing activities consist primarily of cash flows related to acquisitions and the purchase of fixed assets. During the nine months ended September 30, 2011, we used $3.3 million less cash in our investing activities in comparison to the nine months ended October 1, 2010. The fluctuation in cash flows from our investing activities was primarily due to a decrease of $4.7 million in net cash flows related to acquisitions. The decrease in cash flows related to acquisitions was partially offset by a $1.4 million increase in capital expenditures during the nine months ended September 30, 2011 in comparison to the nine months ended October 1, 2010. In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of annual revenues.

Cash flows from financing activities generally consist of the borrowing and repayment of our long-term indebtedness. During the nine months ended September 30, 2011, we had net repayments of $7.5 million in comparison to $6.3 million during the nine months ended October 1, 2010.  See “—Borrowing Arrangements” above for additional information regarding our outstanding indebtedness as of September 30, 2011.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under our credit facility, all of our borrowings as of September 30, 2011 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the nine months ended September 30, 2011 would have increased Interest expense on the unhedged portion of our borrowings by approximately $0.4 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the nine months ended September 30, 2011, approximately 71% of our sales were derived from operations outside the U.S., with approximately 58% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts.

On September 12, 2011 and in conjunction with the Acquisition, we entered into a foreign exchange option contract with Deutsche Bank in order to mitigate the potential foreign exchange risk from September 12, 2011 through the closing date of the Acquisition. The notional amount of the contract is 1.5 billion GBP, or $2.9 billion, the fair value as of September 30, 2011 is $5.4 million and the settlement date is March 28, 2012.

To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, Income before income taxes would have increased by $4.1 million during the nine months ended September 30, 2011.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of September 30, 2011, we had no open commodity futures contracts.

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

Item 1A. Risk Factors

An investment in our Common stock involves a high degree of risk, including significant risk related to the Acquisition.  You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-Q and other documents we file with the SEC.  The risks and uncertainties described below are those that we have identified as material, but may not be the only risks to which Colfax and Charter and/or the combined group following the Acquisition (the “Combined Group”) might be exposed.  Additional risks and uncertainties, which are currently unknown to us or that we do not currently consider to be material, may materially affect the business of Colfax, Charter and/or the Combined Group and could have material adverse effects on the business, financial condition and results of operations of Colfax, Charter and/or the Combined Group.  If any of the following risks were to occur, the business, financial condition and results of operations of Colfax, Charter and/or the Combined Group could be materially adversely affected, the value of our Common stock could decline and investors could lose all or part of the value of their investment in Colfax shares. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, natural disasters or other disruptions of expected economic or business conditions. We operate in a continually changing business environment, and new risk factors emerge from time to time which we cannot predict. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Risks Related to Our Business (and, Following Completion of the Acquisition, the Business of the Combined Group)

Changes in the general economy and the cyclical nature of markets could harm operations and financial performance.

Colfax's and Charter's financial performance depends, in large part, on conditions in the markets we and Charter serve and on the general condition of the global economy. Any sustained weakness in demand, downturn or uncertainty in the global economy could reduce our and Charter's sales and profitability, and result in restructuring efforts. Restructuring efforts are inherently risky and we may not be able to predict the cost and timing of such actions accurately or properly estimate the impact on demand, if any. We also may not be able to realize the anticipated savings we expected from restructuring activities. In addition, our and Charter's products are sold in many industries, some of which are cyclical and may experience periodic downturns. Cyclical weakness in the industries that we and Charter serve could lead to reduced demand for our products and affect our profitability and financial performance. In 2010, the effects of the global economic slowdown started to recede in some markets but we still see sluggish demand and less than robust growth in certain areas.

We believe that many of our customers and suppliers are reliant on liquidity from global credit markets and, in some cases, require external financing to purchase products or finance operations. Lack of liquidity or inability to access the credit markets by our and Charter's customers could impact our ability to collect amounts owed to us. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations and those of the Combined Group.

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

In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired company, the potential loss of key employees of the acquired company and the diversion of our management's attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring businesses' operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems and our financial systems. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

We may underestimate or fail to discover liabilities relating to a future acquisition during the due diligence investigation and we, as the successor owner, might be responsible for those liabilities. For example, two of our acquired subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Although our due diligence investigations in connection with these acquisitions uncovered the existence of potential asbestos-related liabilities, the scope of such liabilities were greater than we had originally estimated. Although we seek to minimize the impact of underestimated or potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. Indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. The liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business, financial condition and results of operations.

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of two of our subsidiaries could be different than we have estimated, which could materially and adversely affect our business, financial condition and results of operations.

Two of our subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. For the purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period.

Our decision to use a 15-year period is based on our belief that this is the extent of our ability to forecast liability costs. We also estimate the amount of insurance proceeds available for such claims based on the current financial strength of the various insurers, our estimate of the likelihood of payment and applicable current law. We reevaluate these estimates regularly. Although we believe our current estimates are reasonable, a change in the time period used for forecasting our liability costs, the actual number of future claims brought against us, the cost of resolving these claims, the likelihood of payment by, and the solvency of, insurers and the amount of remaining insurance available could be substantially different than our estimates, and future revaluation of our liabilities and insurance recoverables could result in material adjustments to these estimates, any of which could materially and adversely affect our business, financial condition and results of operations. In addition, we incur defense costs related to those claims, a portion of which has historically been reimbursed by our insurers. We also incur litigation costs in connection with actions against certain of the subsidiaries' insurers relating to insurance coverage. While these costs may be significant, we may not be able to predict the amount or duration of such costs. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the defense costs of resolving these claims, the cost of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our business, financial condition and results of operations.

A material disruption at any of our or, following completion of the Acquisition, the Combined Group's manufacturing facilities could adversely affect our ability to generate sales and meet customer demand.

If operations at our or, following completion of the Acquisition, the Combined Group's manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, our financial performance could be adversely affected as a result of our or, following completion of the Acquisition, the Combined Group's inability to meet customer demand for our or, following completion of the Acquisition, the Combined Group's products. Interruptions in production could increase our or, following completion of the Acquisition, the Combined Group's costs and reduce our or, following completion of the Acquisition, the Combined Group's sales. Any interruption in production capability could require us or the Combined Group to make substantial capital expenditures to remedy the situation, which could negatively affect our or, following completion of the Acquisition, the Combined Group's profitability and financial condition. We maintain property damage insurance which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.

Our international operations are and, following completion of the Acquisition, the Combined Group's international operations will be, subject to the laws and regulations of the United States and many foreign countries. Failure to comply with these laws may affect our ability to conduct business in certain countries and may affect our financial performance.

We and Charter are and, following completion of the Acquisition, the Combined Group will be, subject to a variety of laws regarding our international operations, including the US Foreign Corrupt Practices Act and regulations issued by US Customs and Border Protection, the US Bureau of Industry and Security, and the regulations of various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our or, following completion of the Acquisition, the Combined Group's products may be manufactured or sold, or could restrict our or, following completion of the Acquisition, the Combined Group's access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

We and Charter have done and, following completion of the Acquisition, the Combined Group's foreign subsidiaries may continue to do business in countries subject to US sanctions and embargoes, and we may have limited managerial oversight over those activities. Failure to comply with these sanctions and embargoes may result in enforcement or other regulatory actions.

From time to time, certain of our foreign subsidiaries and Charter's subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the US government and/or the United Nations, such as Syria. In March 2010, our Board of Directors affirmatively prohibited any sales to Iran by us and all of our foreign subsidiaries. With the exception of the US sanctions against Cuba, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-US-origin products and services to countries that are or have previously been subject to sanctions and embargoes or Charter's subsidiaries from selling non-US-origin products and services in those countries. However, our and, following completion of the Acquisition, the Combined Group's US personnel and each of their domestic subsidiaries, as well as employees of the Combined Group's and each of their foreign subsidiaries who are US citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints may negatively affect the financial or operating performance of such business activities. We cannot be certain that our attempts to comply with US sanction laws and embargoes will be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not effective. Actual or alleged violations of these laws could result in substantial fines or other sanctions which could result in substantial costs. In addition, Syria is currently identified by the US State Department as a state sponsor of terrorism, and may be subject to increasingly restrictive sanctions. Because certain of our and Charter's foreign subsidiaries have contact with and transact business in such countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our shares. In addition, certain US states and municipalities have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as Colfax or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our shares.

In addition, one of our foreign subsidiaries made a small number of sales from 2003 through 2007 totaling approximately $60,000 in the aggregate to two customers in Cuba which may have been made in violation of regulations of the US Treasury Department's Office of Foreign Assets Control, or OFAC. Cuba is also identified by the US State Department as a state sponsor of terrorism. We have submitted a disclosure report to OFAC regarding these transactions. As a result of these sales, we may be subject to fines or other sanctions.

If we and Charter and, following completion of the Acquisition, the Combined Group fail to comply with export control regulations, we could be subject to substantial fines or other sanctions.

Some of our and Charter's products manufactured or assembled in the United States are subject to the US Export Administration Regulations, administered by the US Department of Commerce, Bureau of Industry and Security, which require that an export license is obtained before such products can be exported to certain countries. Additionally, some of our and Charter's products are subject to the International Traffic in Arms Regulations, which restrict the export of certain military or intelligence-related items, technologies and services to non-US persons. Failure to comply with these laws could harm our, and following the completion of the Acquisition, the Combined Group's business by subjecting us to sanctions by the US government, including substantial monetary penalties, denial of export privileges and debarment from US government contracts. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

The majority of our sales are derived from international operations. We are and, following completion of the Acquisition, the Combined Group will be subject to specific risks associated with international operations

In the year ended December 31, 2010, we derived approximately 66% of our sales from operations outside of the US and we have manufacturing facilities in eight countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the US by us and, following completion of the Acquisition, the Combined Group are subject to risks inherent in doing business outside the US. These risks include:

•      economic or political instability;

•      partial or total expropriation of international assets;

•      trade protection measures, including tariffs or import-export restrictions;

•      currency exchange rate fluctuations and restrictions on currency repatriation;

•      significant adverse changes in taxation policies or other laws or regulations; and

•      the disruption of operations from political disturbances, terrorist activities, insurrection or war.

If any of these risks were to materialize, they may have a material adverse effect on our business, financial condition and results of operations.

Approximately 49% of our employees are represented by foreign trade unions. Charter also has employees that are represented by trade unions. If the representation committees responsible for negotiating with these unions on our or Charter's behalf are unsuccessful in negotiating new and acceptable agreements when the existing agreements with our or Charter's employees covered by the unions expire or if the foreign trade unions chose not to support our restructuring programs, we and, following the completion of the Acquisition, the Combined Group could experience business disruptions or increased costs.

As of December 31, 2010, we had 1,524 employees in foreign locations. In certain countries, labor and employment laws are more restrictive than in the US and, in many cases, grant significant job protection to employees, including rights on termination of employment. In Germany, Sweden and the Netherlands, by law, some of our employees are represented by trade unions in these jurisdictions, which subject us to employment arrangements very similar to collective bargaining agreements. Charter also has employees that are represented by trade unions. If our or Charter's and, following completion of the Acquisition, the Combined Group's employees represented by foreign trade unions were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our or, following completion of the Acquisition, the Combined Group's operations. Such disruption could interfere with our or, following completion of the Acquisition, the Combined Group's business operations and could lead to decreased productivity, increased labor costs and lost revenue. Although we have not experienced any material recent strikes or work stoppages, we cannot offer any assurance that the representation committees that negotiate with the foreign trade unions on our behalf will be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs. The occurrence of any of the foregoing could have a material and adverse effect on our or, following completion of the Acquisition, the Combined Group's business, financial condition and results of operations.

Our manufacturing business is and Charter's manufacturing businesses are and, following the completion of the Acquisition, the Combined Group's manufacturing business will be subject to the possibility of product liability lawsuits, which could harm our business and the business of the Combined Group.

In addition to the asbestos-related liability claims described above, as the manufacturer of equipment for use in industrial markets, we face, and, following completion of the Acquisition, the Combined Group will face an inherent risk of exposure to other product liability claims. Although we and Charter maintain quality controls and procedures, we cannot be sure that our or, following completion of the Acquisition, the Combined Group's products will be free from defects. In addition, some of our and Charter's products contain components manufactured by third parties, which may also have defects. We maintain insurance coverage for product liability claims. The insurance policies have limits, however, that may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we and Charter seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us or, following completion of the Acquisition, the Combined Group. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us or, following completion of the Acquisition, the Combined Group, the claims could have an adverse effect on our or, following completion of the Acquisition, the Combined Group's business and financial condition. Even claims without merit could harm our reputation, reduce demand for our or, following completion of the Acquisition, the Combined Group's products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material and adverse effect on our or, following completion of the Acquisition, the Combined Group's business, financial condition and results of operations.

As manufacturers, we and Charter are, and, following completion of the Acquisition, the Combined Group will be, subject to a variety of environmental and health and safety laws for which compliance, or liabilities that arise as a result of noncompliance, could be costly.

Our and Charter's businesses are subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of: regulated air pollutants; discharges of wastewater and storm water; storage and handling of raw materials; generation, storage, transportation and disposal of regulated wastes; and worker safety. These requirements impose on our and Charter's businesses certain responsibilities, including the obligation to obtain and maintain various environmental permits. If we or Charter were to fail to comply with these requirements or fail to obtain or maintain a required permit, we or Charter could be subject to penalties and be required to undertake corrective action measures to achieve compliance. In addition, if our or Charter's noncompliance with such regulations were to result in a release of hazardous materials to the environment, such as soil or groundwater, we or Charter could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us or Charter to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. Changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us or Charter to future liabilities. The occurrence of any of the foregoing could have a material and adverse effect on our or, following completion of the Acquisition, the Combined Group's business, financial condition and results of operations.

As the present or former owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local laws, regulations and ordinances, and, in some instances, international laws, relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination on, under, or released from such property and for any damage to natural resources resulting from such contamination. Similarly, a generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. In addition, the liability may be joint and several. Moreover, the presence of contamination or the failure to remediate contamination at our and, following completion of the Acquisition, the Combined Group's properties, or properties for which we are deemed responsible, may expose us to liability for property damage or personal injury, or materially adversely affect our ability to sell our real property interests or to borrow using the real property as collateral. We cannot be sure that we will not be subject to environmental liabilities in the future as a result of historic or current operations that have resulted or will result in contamination. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

Failure to maintain and protect our and, following completion of the Acquisition, the Combined Group's trademarks, trade names and technology may affect our operations and financial performance.

The market for many of our and Charter's products is, in part, dependent upon the goodwill engendered by our trademarks and trade names. Trademark protection is therefore material to a portion of our and Charter's businesses. The failure to protect our trademarks and trade names may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our and, following completion of the Acquisition, the Combined Group's intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we or, following completion of the Acquisition, the Combined Group take to protect our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose any proprietary rights we have. In addition, it is possible that others will independently develop technology that will compete with our patented or unpatented technology. The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. The occurrence of any of the foregoing could have a material and adverse effect on our or, following completion of the Acquisition, the Combined Group's business, financial condition and results of operations.

The loss of key leadership could have a material adverse effect on our and, following completion of the Acquisition, the Combined Group's ability to run our business.

We or, following completion of the Acquisition, the Combined Group may be adversely affected if we lose members of our senior leadership. We are highly dependent on our senior leadership team as a result of their expertise. During 2010 we added several new members to our senior leadership team, including Clay H. Kiefaber, our President and Chief Executive Officer, and C. Scott Brannan, our Senior Vice President, Finance and Chief Financial Officer. The loss of key leadership or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

The Deutsche Bank Credit Agreement contains restrictions that may limit our flexibility in operating our business.

The Deutsche Bank Credit Agreement contains various covenants that will limit our ability to engage in specified types of transactions. These covenants would limit our ability to, among other things:

•      incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of, the capital stock of Colfax and its wholly-owned subsidiaries (the “Colfax Group”);

•      make certain investments;

•      create liens on certain assets to secure debt;

•      consolidate, merge, sell or otherwise dispose of all or substantially all its assets; and

•      enter into certain transactions with affiliates.

In addition, under the Deutsche Bank Credit Agreement, the Colfax Group is required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. The Deutsche Bank Credit Agreement's various covenants and the additional leverage taken on by the Colfax Group could increase its vulnerability to general economic slowdowns which could have a materially adverse effect on its business, financial condition and results of operations.

Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

Our and Charter's defined benefit pension schemes and post-retirement medical and death benefit plans are or may become subject to funding requirements or obligations that could adversely affect their business, financial condition and results of operations.

We and Charter operate defined benefit pension schemes and post retirement medical and death benefit plans for our current and former employees worldwide. Each scheme's funding position is affected by the investment performance of the scheme's investments, changes in the fair value of the scheme's assets, the type of investments selected by the trustees, the life expectancy of the scheme's members, changes in the actuarial assumptions used to value the scheme's liabilities, changes in the rate of inflation and interest rates, the financial position of Colfax, Charter or, following the Acquisition, the Combined Group (as appropriate), as well as other changes in economic conditions. Furthermore, since a significant proportion of the schemes' assets are invested in publicly traded debt and equity securities, they are, and will be, affected by market risks. Any detrimental change in any of the above factors is likely to worsen the funding position of each of the relevant schemes, and this is likely to require the schemes' sponsoring employers to increase the contributions currently made to the schemes to satisfy our obligations. Any requirement to increase the level of contributions currently made could have a material and adverse effect on the business, financial condition and results of operations of Colfax, Charter or, following the Acquisition, the Combined Group.

The UK Pensions Regulator may require Colfax or Charter to provide additional funding in respect of Charter's four UK defined benefit schemes.

Charter operates four UK defined benefit pension schemes. The trustees of the Charter UK defined benefit pension schemes have requested that we mitigate the impact of the Acquisition on the financial position of those schemes. Colfax may be required by the trustees to provide mitigation in the form of cash payments, security, guarantees and/or other undertakings to compensate the schemes. Discussions between Colfax and the trustees of the Charter defined benefit pension schemes in this regard are ongoing. If the trustees consider that the mitigation offered by us is insufficient the trustees may request that the UK Pensions Regulator obtains additional funding from us, Charter and/or an entity in the Combined Group by exercising its statutory powers to issue a contribution notice or financial support direction. Any requirement to provide additional funding in excess of the mitigation already offered by Colfax could have a material and adverse effect on the business, financial condition and results of operations of Colfax, Charter or, following the Acquisition, the Combined Group. For further information see “Risk Factors – Charter may be subject to additional funding requirements in respect of its UK defined benefit pension schemes as a result of a requirement to equalize guaranteed minimum pensions” below.

Significant movements in foreign currency exchange rates may harm our and, following the completion of the Acquisition, the Combined Group's financial results.

We are and Charter is and, following the Acquisition, the Combined Group will be exposed to fluctuations in currency exchange rates. In the year ended December 31, 2010, approximately 66% of our sales were derived from operations outside the US. A significant portion of our revenues and income are denominated in Euros, Swedish Krona and Norwegian Krone. Consequently, depreciation of the Euro, Krona or Krone against the US dollar has had a negative impact on the income from operations of our European operations. Large fluctuations in the rate of exchange between the Euro, the Krona, the Krone and the US dollar could have a material adverse effect on our business, financial condition and results of operations.

In addition, we do not engage to a material extent in hedging activities intended to offset the risk of exchange rate fluctuations. Any significant change in the value of the currencies of the countries in which we do business against the US dollar could affect our ability to sell products competitively and control our cost structure, which, in turn, could adversely affect our business, financial condition and results of operations.

We and Charter are and, following completion of the Acquisition, the Combined Group will be dependent on the availability of raw materials, as well as parts and components used in our products.

While we manufacture many of the parts and components used in our products, we and Charter require and, following completion of the Acquisition, the Combined Group will require substantial amounts of raw materials and purchase parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any significant change in the supply of, or price for, these raw materials or parts and components could materially affect our and Charter's and, following completion of the Acquisition, the Combined Group's business, financial condition and results of operations. In addition, delays in delivery of components or raw materials by suppliers could cause delays in our or, following completion of the Acquisition, the Combined Group's delivery of products to our or their customers.

The markets we serve are, and, following completion of the Acquisition, the markets the Combined Group serves will be highly competitive and some of our competitors may have superior resources. Responding to this competition could reduce our and/or the Combined Group's sales and operating margins.

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

In order to maintain and enhance our competitive position, we intend to continue our investment in manufacturing quality, marketing, customer service and support, and distribution networks. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than us to new technologies or evolving customer requirements. Some of our and, following the completion of the Acquisition, the Combined Group's competitors may have greater financial, marketing and research and development resources than we have. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to lower the prices of some of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors. If we or, following completion of the Acquisition, the Combined Group fail to compete successfully, the failure may have a material adverse effect on our or, following completion of the Acquisition, the Combined Group's business, financial condition and results of operations.

Additional Risks and Other Considerations Related to Charter (and, Following Completion of the Acquisition, the Combined Group)

Charter may be subject to additional funding requirements in respect of its UK defined benefit pension schemes as a result of a requirement to equalize guaranteed minimum pensions.

Since 1990, pension schemes in the UK have been prohibited from providing more favorable benefits to a male member compared with a female member, or vice versa. Historically, it has been unclear whether this prohibition extends to guaranteed minimum pensions. Guaranteed minimum pensions replace state scheme benefits for members who contracted-out of the UK state scheme pension for pensionable service prior to 6 April 1997. The vast majority of UK defined benefit pension schemes have not taken steps to equalize guaranteed minimum pensions for both men and women because of this uncertainty. The UK government has recently announced that it believes that guaranteed minimum pensions must be equalized although it has not yet provided guidance on how this should be done. Equalization of guaranteed minimum pensions will require that members receive the more favorable of the benefits provided to men and to women which is likely to increase a pension scheme's liabilities and require additional funding over several years. This additional funding liability could have a material and adverse effect on Charter's business, financial conditions and results of operations. For further information see “Risk Factors – Our and Charter's defined benefit pension schemes and post-retirement medical and death benefit plans are or may become subject to funding requirements or obligations that could adversely affect their business, financial condition and results of operations” above.

Charter's products may be subject to certain liability claims.

In common with similar manufacturers, Charter and its wholly-owned subsidiaries (the “Charter Group”) periodically receive claims alleging that its products and/or processes have caused damage to employees or third parties. While the Charter Group carries liability insurance for various risks, it could be exposed to liability claims in excess of, or beyond the scope of, this cover or, in certain circumstances, the cover may not apply. Following completion of the Acquisition, this could have a material adverse effect on the Combined Group's businesses, financial condition and/or operating results. Certain subsidiaries of Charter have, since approximately 1985, been named as defendants in asbestos-related actions in the United States alleging liability in connection with the acts of a former partially owned subsidiary, Cape plc. Currently the only pending cases are dormant and are not actively being pursued by the plaintiffs.

Howden North America, Inc. (formerly Howden Buffalo Inc.), an indirect subsidiary of Charter, has also been named as a defendant in a number of asbestos-related actions in the United States. Over the past few years, Howden North America has sought and received dismissal from over 11,700 cases and settled 499 for nuisance value amounts, much less than the cost of defending the actions at trial. EGI, an indirect subsidiary of Charter, is currently named as a defendant in a number of lawsuits in state and federal courts alleging personal injuries from exposure to manganese in fumes generated by welding consumables. Charter intends to defend these vigorously, although the outcome is of course uncertain. If any such claims were successful or the relevant plaintiff's sought to continue such claims, they may have material adverse effect on the Combined Group's business, financial condition and results of operations.

Charter may be subject to risks arising from changes in technology.

The supply chains in which the Charter Group operates are subject to technological change and changes in customer requirements. Charter cannot provide any assurance that it will successfully develop new or modified types of products or technologies that may be required by its customers in the future. Following completion of the Acquisition, should Charter not be able to maintain or enhance the competitive values of its products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, the Combined Group's businesses, financial condition and operating results could be materially and adversely affected.

Risks and other considerations relating to the Acquisition.

The Acquisition may not be completed or may be delayed.

The completion of the Acquisition is conditioned upon, among other things, the approval of our and Charter’s shareholders, the receipt of certain governmental approvals that have not yet been obtained, including anti-trust approvals in certain foreign jurisdictions, and other customary closing conditions. We have been granted early termination of the antitrust waiting period under the Hart-Scott-Rodino Act. There can be no assurance that the additional approvals will be obtained and that all closing conditions will be met in a timely manner, if at all. If the Acquisition is not completed, completion is delayed or we become subject to any material conditions in order to obtain any approvals required to complete the Acquisition, we may incur significant expenses and fees in connection with this failure or delay and our business and results of operations may be adversely affected.

We may fail to realize the anticipated benefits and operating synergies expected from the Acquisition, which could adversely affect our business, financial condition and results of operations.

The success of the Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, grow the Combined Group's revenue and realize the anticipated strategic benefits and operating synergies from the combination. We believe that the addition of Charter Group will complement our stated strategy by adding complementary growth platforms and providing scale and revenue diversity, accelerate our growth strategy and enable us to become a multi-platform business with a strong global footprint. Achieving these goals requires growth of the revenue of the Combined Group and realization of the targeted operating synergies expected from the Acquisition. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Acquisition within a reasonable time, our business, financial condition and results of operations may be adversely affected.

The Acquisition will result in significant integration costs and any material delays or unanticipated additional expense may harm our business, financial condition and results of operations.

The complexity and magnitude of the integration effort associated with the Acquisition are significant and require that we fund significant capital and operating expense to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third party service fees. We anticipate that we may incur additional integration costs during the remainder of 2011 and 2012. We have incurred and expect to continue to incur additional operating expense as we build up internal resources or engage third party providers, while we integrate the Combined Group following the Acquisition. In addition to these transition costs, we have incurred and expect to continue to incur increased expense relating to, among other things, restructuring. Any material delays, difficulties or unanticipated additional expense associated with integration activities may harm our business, financial conditions and results of operations.

We may not be able to integrate Charter into the Combined Group successfully.

The acquisition by us of Charter involves the integration of two businesses that previously operated independently. The integration of the departments, systems, business units, operating procedures and information technologies of the two businesses will present a significant challenge to management. There can be no assurance that we will be able to integrate and manage these operations effectively. The failure to successfully integrate the two businesses in a timely manner, or at all, could have an adverse effect on our business, financial condition and results of operations. The difficulties of combining Colfax with Charter include:

•      the necessity of coordinating geographically separated organizations;

•      implementing common systems and controls;

•      integrating personnel with diverse business backgrounds;

•	the challenges in developing new products and services that optimizes the assets and resources of the two businesses;

•      integrating the businesses' technology and products;

•      combining different corporate cultures;

•      unanticipated expenses related to integration, including technical and operational integration;

•      increased fixed costs and unanticipated liabilities that may affect operating results;

•      retaining key employees; and

•      retaining and maintaining relationships with existing customers, distributors and other partners.

Also, the process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or both of us and Charter. The diversion of management's attention and any delays or difficulties encountered in connection with the transactions contemplated by an implementation agreement (the “Implementation Agreement”) and the integration of the operations could have an adverse effect on our business, financial condition and results of operations.

The Acquisition may expose us to significant unanticipated liabilities that could adversely affect our business, financial condition and results of operations.

Our purchase of Charter may expose us to significant unanticipated liabilities relating to the operation of the Charter Group. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. We may also incur liabilities or claims associated with our acquisition of Charter's technology and intellectual property including claims of infringement. Particularly in international jurisdictions, our acquisition of Charter, or our decision to independently enter new international markets where Charter previously conducted business, could also expose us to tax liabilities and other amounts owed by Charter. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse affect on our business, financial condition and results of operations.

The complexity of the integration and transition associated with the Acquisition, together with Charter's increased scale and global presence, may affect our internal control over financial reporting and our ability to effectively and timely report our financial results.

The additional scale of Charter's operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect our ability to report our financial results on a timely basis. In addition, we will have to train new employees and third party providers, and assume operations in jurisdictions where we have not previously had operations. We expect that the Acquisition may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the Combined Group. Due to the complexity of the Acquisition, we cannot be certain that changes to our internal control over financial reporting during the 2012 fiscal year will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner, or are unable to assert that our internal controls over financial reporting are effective, our business, results of operations and financial condition and the market perception thereof may be materially adversely affected.

Our Amended and Restated Certificate of Incorporation contains provisions that grant the BDT Investor certain rights which may limit our flexibility in operating our business.

If the Amended and Restated Certificate of Incorporation is approved by our stockholders, so long as the BDT Investor and its permitted transferees beneficially own, in the aggregate, at least 50% of the Series A Preferred Stock issued to the BDT Investor under the BDT Purchase Agreement, the BDT Investor's written consent will be required in order for us to take certain corporate actions, including:

•
the incurrence of certain indebtedness (excluding certain permitted indebtedness) if the ratio of such indebtedness to EBITDA (as defined in the Deutsche Bank Credit Agreement) exceeds certain specified ratios, measured by reference to the last twelve-month period for which financial information is reported by Colfax (pro forma for acquisitions during such period);

•      the issuance of any shares of preferred stock;

•
any change to our dividend policy or the declaration or payment of any dividend or distribution on any of our stock ranking subordinate or junior to the Series A Preferred Stock with respect to the payment of dividends and distributions (including the Colfax Common stock) under certain circumstances;

•      any voluntary liquidation, dissolution or winding up of Colfax;

•      any change in our independent auditor;

•      the election of anyone other than Mr. Mitchell P. Rales as Chairman of our Board of Directors;

•	any acquisition of another entity or assets for a purchase price exceeding 30% of our equity market capitalization;

•
any merger, consolidation, reclassification, joint venture or strategic partnership or similar transaction, or any disposition of any assets (excluding sale/leaseback transactions and other financing transactions in the ordinary course of business) of Colfax if the value of the resulting entity, level of investment by Colfax or value of the assets disposed, as applicable, exceeds 30% of our equity market capitalization;

•	any amendments to our organizational or governing documents, including the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws; and

•      any change in the size of our Board of Directors.

The Amended and Restated Certificate of Incorporation also provides that, so long as the BDT Investor and certain permitted transferees beneficially own at least 10% of the Colfax Common stock (on a fully-diluted basis), the BDT Investor's written consent is required to alter, amend or repeal the provisions of the Amended and Restated Certificate of Incorporation which sets forth the authorized number of members of our Board and the BDT Investor's nomination rights in respect of members of our Board. The above factors could limit the Colfax Group's financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations.

The BDT Investor may exercise significant influence over us, including through its ability to elect up to two members of our Board of Directors.

When the transactions contemplated by the Purchase Agreements and the Implementation Agreement are completed, the shares of Colfax Common stock and Series A Preferred Stock owned by the BDT Investor will represent approximately 27.8% of the voting rights in respect of the Company's issued share capital. The Amended and Restated Certificate of Incorporation provides that the BDT Investor's consent will be required before we may take certain actions for so long as the BDT Investor and its permitted transferees beneficially own in the aggregate at least 50% of the Series A Preferred Stock issued pursuant to the BDT Purchase Agreement. As a result, the BDT Investor may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The BDT Investor may have interests that diverge from, or even conflict with, those of Colfax and our other stockholders.

The Amended and Restated Certificate of Incorporation also provides that the BDT Investor will have the right to exclusively nominate two out of eleven directors to our Board of Directors so long as the BDT Investor holds at least 20% of the outstanding Colfax Common stock, with one of its nominees to serve on the audit committee of our Board of Directors and one of its nominees to serve on the compensation committee of our Board of Directors, and one out of ten directors to our Board of Directors so long as the BDT Investor and its permitted transferees beneficially own in the aggregate less than 20% but more than 10% of the outstanding Colfax Common stock, with such nominee to serve on the audit committee and the compensation committee of our Board of Directors; in each case calculated on a fully diluted basis, assuming conversion of the Series A Preferred Stock at the then-existing conversion price.

In addition, following the completion of the transactions contemplated by the Purchase Agreements, the ownership position of the BDT Investor, Mitchell P. Rales and Steven M. Rales and the governance rights of the BDT Investor could discourage a third party from proposing a change of control or other strategic transaction concerning Colfax.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Colfax, which could decrease the value of its shares.

Our Amended and Restated Certificate of Incorporation, amended and restated bylaws, and Delaware law contain provisions that may make it difficult for a third-party to acquire us without the consent of our Board of Directors. These provisions include prohibiting stockholders from taking action by written consent, prohibiting special meetings of stockholders called by stockholders and prohibiting stockholder nominations and approvals without complying with specific advance notice requirements. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which our Board of Directors could use to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of Colfax. Delaware law also imposes some restrictions on mergers and other business combinations between Colfax and any holder of 15% or more of its outstanding voting stock. Although Mitchell P. Rales and Steven M. Rales, both individually hold more than 15% of our outstanding voting stock, and the BDT Investor will hold more than 25% of our outstanding voting stock, this provision of Delaware law does not apply to them.

Depending on the legal method for implementing the Acquisition, we may not be able to acquire the entire issued share capital of Charter, which would mean that there would be minority shareholders in Charter.

If we elect to implement the Acquisition by way of a takeover offer, rather than the Scheme, we will be able to determine (within certain parameters) the level at which the acceptance condition for the offer will be set. If we set the acceptance level at (or reduce the level of the acceptance condition during the takeover process to) less than 90% by value of the Charter shares subject to the offer and of voting rights carried by those shares, it is possible that the acceptance condition will be satisfied (so that we cannot invoke the condition and withdraw our offer) but that an insufficient number of Charter shareholders will accept the offer to allow us to compulsorily acquire the shares of those shareholders who have not accepted the offer. In such circumstances, minority shareholders would retain a stake in Charter and would benefit from certain legal protections afforded to them under English law. We may be unable to realize all of the benefits that we might otherwise obtain from a successful completion of the Acquisition if there are minority shareholders in Charter after completion of the Acquisition.

Even if a material adverse change to Charter's business was to occur, it is highly unlikely that we would be able to invoke the conditions to the Acquisition and terminate the Acquisition, which could reduce the value of the Colfax Common stock.

The Acquisition is subject to certain conditions, including the condition that there have not been certain material adverse changes in the business, assets, liabilities, financial or trading position, profits or operational performance of any member of the wider Charter Group. We may invoke this “material adverse change” condition to the Acquisition to cause it not to proceed only if the Panel is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to Colfax in the context of the Acquisition. In making this determination, the Panel will require there to be an adverse change of very considerable significance striking at the heart of the purpose of the transaction. In practice, it is highly unlikely that we would be able to invoke the material adverse change condition. As a result, the conditions may provide us less protection than the customary conditions in an offer for a US domestic company. If a material adverse change affecting Charter were to occur and the Panel did not allow us to invoke a condition that would cause the Acquisition not to proceed, the market price of the Colfax Common stock could decline or our business, financial condition or results of operations could be materially adversely affected.

Risks and Other Considerations Related to the Colfax Shares

The transactions contemplated by the Purchase Agreements and the Implementation Agreement could have a substantial dilutive effect on Colfax Common stock, which may adversely affect the market price of Colfax Common stock.

When the transactions contemplated by the Purchase Agreements and the Implementation Agreement are completed, there will be an additional 41,014,762 shares of Colfax Common stock outstanding as well as an additional 12,173,291 shares of Colfax Common stock issuable upon conversion (at the initial conversion price) of the Series A Preferred Stock, which will be entitled to participate with respect to any dividends or other distributions paid on Colfax Common stock. The shares of Colfax Common stock issued to Charter shareholders will be issued pursuant to the exemption provided by Section 3(a)(10) under the Securities Act, and such shares of Colfax Common stock will be freely transferable post-Acquisition by former Charter shareholders who are not our affiliates. As a result of the issuance of the securities pursuant to the Purchase Agreements and the Implementation Agreement, the voting interests of our current stockholders will be significantly diluted. For example, a holder of 1,000,000 shares of Colfax Common stock on September 30, 2011 would have owned 2.3% of the voting power of Colfax. After the issuance of the securities pursuant to the Purchase Agreements (excluding any conversion of the Series A Preferred Stock) and the acquisition of all Charter’s outstanding shares pursuant to the Acquisition, such holder would own 1.0% of the total voting power of Colfax.

In addition, we are unable to predict the potential effects of the issuance of the securities to the BDT Investor, Markel, Mitchell P. Rales and Steven M. Rales pursuant to the Purchase Agreements on the trading activity and market price of Colfax Common stock. Pursuant to the relevant registration rights agreements, we have granted the BDT Investor, Markel, Mitchell P. Rales and Steven M. Rales and their permitted transferees registration rights for the resale of the shares of Colfax Common stock purchased under the Purchase Agreements and, with respect to the BDT Investor, shares of Colfax Common stock issuable upon conversion of the Series A Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Colfax Common stock available for public trading. Sales by the BDT Investor, Markel, Mitchell P. Rales or Steven M. Rales or their permitted transferees of a substantial number of shares of Colfax Common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Colfax Common stock.

Also, if the Amended and Restated Certificate of Incorporation is approved by our stockholders, there will be additional authorized shares of Colfax Common stock, which, if subsequently issued, could have a further dilutive effect on outstanding Colfax Common stock.

The market price of Colfax Common stock may experience a high level of volatility.

Stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad fluctuations may adversely affect the trading price of Colfax Common stock, regardless of our operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

On October 26, 2011, we entered into a letter agreement with Joseph B. Niemann (the “Letter Agreement”) further extending the term of Mr. Niemann’s position as our Senior Vice President, Strategic Marketing until December 31, 2011.

Also, on October 25, 2011, our Board, in connection with its previous adoption of a new form of employment agreement for our senior executives, provided notice to William E. Roller pursuant to the Executive Employment Agreement dated April 22, 2008 by and between us and Mr. Roller, as amended January 1, 2010 (the “Current Employment Agreement”) that the term of his Current Employment Agreement, which does not follow form to the previously adopted new form of employment agreement, is not being automatically extended and will expire pursuant to its terms on December 31, 2012.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.01*	Implementation Agreement, dated September 12, 2011, among Colfax Corporation, Colfax UK Holdings Ltd, and Charter International plc.

10.01*	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation

10.02*	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation

10.03*	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation

10.04*	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation.

10.05*
Credit Agreement, dated as of September 12, 2011, among Colfax Corporation and Colfax UK Holdings Ltd, as borrowers, the guarantors from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, as collateral agent, as swing line lender and as letter of credit issuer, and each other lender party thereto.

10.06	Letter Agreement between Colfax Corporation and Joseph B. Niemann, dated October 26, 2011

10.07	Letter to William E. Roller dated October 25, 2011

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibits 99.1-99.6, respectively, to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011.

**
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

Registrant:          Colfax Corporation

By:

/s/ CLAY H. KIEFABER	President and Chief Executive Officer	October 27, 2011
Clay H. Kiefaber	(Principal Executive Officer)

/s/ C. SCOTT BRANNAN	Senior Vice President, Finance and	October 27, 2011
C. Scott Brannan	Chief Financial Officer (Principal Financial and Accounting Officer)