Form 10-K
period 2011-12-31
Colfax CORP
filed 2012-02-23
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File No. 001-34045

COLFAX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	54-1887631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8170 MAPLE LAWN BOULEVARD, SUITE 180	20759
FULTON, MARYLAND	(Zip Code)
(Address of principal executive offices)

301-323-9000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.01 per share	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on July 1, 2011 was $627.956 million based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 6, 2012, the number of shares of the Registrant’s common stock outstanding was 84,720,710.

EXHIBIT INDEX APPEARS ON PAGE 94

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2012 proxy statement specifically incorporated herein by reference, the 2012 proxy statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

Item	Description	Page

	Special Note Regarding Forward-Looking Statements	2

	PART I

1	Business	4
1A	Risk Factors	10
1B	Unresolved Staff Comments	23
2	Properties	24
3	Legal Proceedings	24
4	Mine Safety Disclosures	24
	Executive Officers of the Registrant	25

	PART II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6	Selected Financial Data	28
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
7A	Quantitative and Qualitative Disclosures About Market Risk	45
8	Financial Statements and Supplementary Data	46
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
9A	Controls and Procedures	88
9B	Other Information	89

	PART III

10	Directors, Executive Officers and Corporate Governance	89
11	Executive Compensation	89
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
13	Certain Relationships and Related Transactions, and Director Independence	90
14	Principal Accounting Fees and Services	90

	PART IV

15	Exhibits and Financial Statement Schedules	91

	Signatures	92
	Exhibit Index	94

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Colfax”, “the Company”, “we”, “our” and “us” refer to Colfax Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Further, the forward-looking statements contained herein include statements about the expected effects of the acquisition of Charter International plc (“Charter”) by Colfax (the “Charter Acquisition”), the expected benefits from integrating Charter and other benefits associated with the Charter Acquisition, strategic options and all other statements contained herein regarding the Charter Acquisition other than historical facts. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks related to the Charter Acquisition including, but not limited to:

•	risks related to any unforeseen liabilities of Charter;

•	our ability to deliver the expected returns and accretive effects on our earnings within our expected timeframes for such returns, or at all;

•	our ability to successfully integrate Charter;

•	our additional leverage as a result of the Charter Acquisition, which may limit our flexibility in operating our business;

•	covenants made to equity investors in the Charter Acquisition that may limit our flexibility in operating our business; and

•	increased exposure to foreign currency risk;

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	our recent substantial leadership turnover and realignment;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting;

•	our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and

•	others risks and factors, listed in Item 1A. Risk Factors in Part I of this Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-K is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Item 1A. Risk Factors in Part I of this Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

PART I

Item 1. Business

General

Colfax Corporation is a diversified global industrial manufacturing and engineering company that provides gas- and fluid-handling and fabrication technology products and services to commercial and governmental customers around the world under the Howden and ESAB brand names and by Colfax Fluid Handling under the brand names described below. Our business began with an initial investment by our founders in 1995 with the intention to acquire, manage and create a world-class industrial manufacturing company. We seek to acquire businesses with leading market positions and brands that exhibit strong cash flow generation potential. With our management expertise and the introduction of the Colfax Business System (“CBS”) into our acquired businesses, we pursue growth in revenues and improvements in operating margins and cash flow. Colfax began as a fluid-handling business through the platform acquisitions of IMO and Allweiler in 1997 and 1998, respectively, and has broadened its fluid-handling product portfolio and geographic footprint through the following strategic acquisitions:

•	In January 2007, we acquired LSC, a manufacturer of fluid-handling systems. LSC designs, manufactures, installs and maintains oil mist lubrication and oil purification systems in refineries, petrochemical plants and other processing facilities.

•	In November 2007, we acquired Fairmount Automation, Inc. (“Fairmount”), an original equipment manufacturer of mission critical programmable automation controllers in fluid-handling applications primarily for the U.S. Navy.

•	In August 2009, we acquired PD-Technik Ingenieurbüro GmbH (“PD-Technik”), a provider of marine aftermarket related products and services.

•	In August 2010, we acquired Baric Group (“Baric”), a premier supplier of engineered fluid-handling systems primarily for the oil and gas market.

•	In February 2011, we acquired Rosscor Holding, B.V. (“Rosscor”), a supplier of multiphase pumping technology and certain other highly engineered fluid-handling systems.

•	In December 2011, we acquired COT-Puritech, Inc. (“COT-Puritech”), a domestic supplier of oil flushing and remediation services to power generation plants, refinery and petrochemical operators and other industrial manufacturing sites.

Our fluid-handling business is a supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves. Our fluid-handling products are marketed principally under the Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC, COT-Puritech, Portland Valve, Tushaco, Warren and Zenith brand names, which we believe are widely known and have a premium position in the fluid-handling industry. Allweiler, Houttuin, Imo and Warren are among the oldest and most recognized brands in the fluid-handling markets in which we participate, with Allweiler dating back to 1860. Our fluid-handling platform has a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. We also opened a green-field production facility in Wuxi, China in 2005, which manufactures and assembles products and systems and supplies low cost components for our Asian market.

Our fluid-handling business serves the following end markets through a combination of direct sales and marketing associates and third-party distribution channels: commercial marine, oil and gas, power generation, global defense and general industrial. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the end markets served by our fluid-handling business.

With the closing of the Charter Acquisition in the first quarter of 2012, Colfax has transformed from a fluid-handling business into a multi-platform enterprise with a strong global footprint. See “—Acquisition of Charter International plc” below for further description of the Charter businesses and the Charter Acquisition.

We employ a comprehensive set of tools that we refer to as CBS. CBS is a disciplined strategic planning and execution methodology designed to achieve excellence and world-class financial performance in all aspects of our business by focusing on the Voice of the Customer and continuously improving quality, delivery and cost.  Modeled on the Danaher Business System, CBS focuses on conducting root-cause analysis, developing process improvements and implementing sustainable systems. Our approach addresses the entire business, not just manufacturing operations.

Acquisition of Charter International plc

On January 13, 2012, we completed the Charter Acquisition pursuant to which Charter became our wholly owned subsidiary. Under the terms of the Charter Acquisition, Charter shareholders received 730 pence in cash and 0.1241 newly issued shares of Colfax Corporation Common stock in exchange for each share of Charter’s ordinary stock. The Charter Acquisition was financed by a combination of new bank debt, new equity and cash on hand. The total value of the Charter Acquisition was approximately $2.6 billion, using a foreign exchange rate of 1.5330 $/£ and the $32.90 closing price of Colfax Common stock on January 12, 2012. For 2011, Charter’s total revenues were £2.0 billion, of which approximately 67% and 33% were derived from ESAB and Howden divisions, respectively. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowing Arrangements below for additional information.

We believe that the Charter Acquisition will accelerate our growth strategy and has moved us toward our vision: a multi-platform enterprise with a strong global footprint. Charter is a leading player in key industrial markets and we believe its strong brands will enhance our business mix and profile, as well as provide significant growth opportunities. Howden, which focuses on gas handling, is expected to complement and extend our existing fluid-handling business and ESAB, which provides fabrication technology solutions, is expected to become the foundation of a new growth platform.

The combination is expected to:

•	enhance our business profile by providing a meaningful recurring revenue stream and considerable exposure to emerging markets;

•	enable the combined company to benefit from strong secular growth drivers, with a balance of short- and long-cycle businesses;

•	improve both margin and return on invested capital at Charter through application of CBS;

•	provide an additional growth platform in the fragmented fabrication technology industry; and

•	deliver significant earnings accretion, as well as double digit returns on invested capital within three to five years.

Operating Segments

Gas and Fluid Handling

Subsequent to the Charter Acquisition, we design, manufacture, install and maintain gas- and fluid-handling products for use in a wide range of markets, including power generation, oil and gas, mining, petrochemical, commercial marine and defense.

Our gas-handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers and compressors. The fans and heat exchangers are used in coal-fired power stations, both in combustion and emissions control applications, underground mines, steel sintering plants and other industrial facilities that require movement of large volumes of air in harsh applications. Howden’s compressors are mainly used in the oil and gas and petrochemical markets.

Howden’s principal manufacturing and engineering facilities are located in Asia, Europe, North and South America, Australia and Africa. Our gas-handling products are generally sold directly, though independent distributors are also used.

We design, manufacture and distribute fluid-handling products that transfer or control liquids in a variety of applications. We also sell replacement parts and perform repair services for our manufactured products. We manufacture and assemble our fluid-handling products at 13 principal locations in Europe, North America and Asia. This global manufacturing reach enables us to serve our customers wherever they choose to do business. Each of our fluid-handling manufacturing sites offers machining, fabrication and assembly capabilities that gives us the flexibility to source some of our products from multiple facilities. Our manufacturing facilities also benefit from the use of shared technology and collaboration across production lines, enabling us to increase operational efficiencies through the use of common suppliers and the duplication of production processes.

The manner in which our fluid-handling products and services are sold differs by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside of the U.S., though we also sell into non-U.S. markets through various representatives and distributors and directly from the U.S. In countries with low sales volumes, we generally sell through representatives and distributors.

Our primary fluid-handling products, brands and their end uses include:

Fluid-Handling Products	Primary Brands	Primary End Uses
Pumps	Allweiler, Houttuin, Imo, Warren, Tushaco and Zenith	Commercial marine, oil and gas, machinery lubrication, power generation, defense, chemical and commercial construction

Fluid-Handling Systems	Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC and Warren	Commercial marine, oil and gas, power generation and defense

Specialty Valves	Portland Valve	Global defense

Pumps

Rotary Positive Displacement Pumps — We believe that we are a leading manufacturer of rotary positive displacement pumps with a broad product portfolio and globally recognized brands. Rotary positive displacement pumps consist of a casing containing screws, gears, vanes or similar components that are actuated by the relative rotation of that component to the casing, which results in the physical movement of the liquid from the inlet to the discharge at a constant rate. Positive displacement pumps generally offer precise, quiet and highly efficient transport of viscous fluids.

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

Systems

We manufacture complete fluid-handling systems used primarily in the oil and gas, power generation, commercial marine and global defense markets. We offer turnkey systems and support, including design, manufacture, installation, commission and service. Our systems include:

•	lubrication systems, which are used in rotating equipment in oil refineries and other process industries;

•	custom designed packages used in crude oil pipeline applications;

•	lubrication and fuel forwarding systems used in power generation turbines;

•	complete packages for commercial marine engine rooms; and

•	fire suppression systems for navy applications.

Specialty Valves

Our specialty valves are used primarily in naval applications. Our valve business has specialized machining, welding and fabrication capabilities that enable us to serve as a supplier to the U.S. Navy. In addition to designing and manufacturing valves, we also offer repair and retrofit services for products manufactured by other valve suppliers through our aftermarket support centers located in Portland, Maine and San Diego, California.

Fabrication Technology

Subsequent to the Charter Acquisition, we formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. Our fabrication technology products are principally marketed under the ESAB brand name, which we believe is a leading international welding company with roots dating back to the invention of the welding electrode. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes. ESAB’s fabrication technology equipment ranges from portable units to large custom systems. Products are sold into a wide range of end markets, including wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

Many of ESAB’s manufacturing facilities are located in low cost locations, in particular Central and Eastern Europe, South America and Asia. Our fabrication technology products are sold both through independent distributors and direct salespeople, depending on geography and end market.

The following discussions of Industry and Competition, International Operations, Research and Development, Intellectual Property, Raw Materials and Backlog, Seasonality, Working Capital, Associates, Government Contracts and Company Information and Access to SEC Reports include information that is common to both of our operating segments, unless indicated otherwise.

Industry and Competition

Our products and services are marketed worldwide. The markets served by our gas- and fluid-handling operating segment are highly fragmented and competitive. Because we compete in selected niches of these markets and the diversity of our products and services, no single company competes directly with us across all of our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of companies that are larger than we are. The markets that our fabrication technology operating segment competes in are also served by the welding segments of Lincoln Electric and Illinois Tool Works, Inc.

Our customer base is broadly diversified across many sectors of the economy, and we believe customers place a premium on quality, reliability, availability, design and application engineering support. We believe the principal elements of competition in our served markets are the technical ability to meet customer specifications, product quality and reliability, brand names, price, application expertise and engineering capabilities and timely delivery and strong aftermarket support. Our management believes that we are a leading competitor in each of our markets.

Additionally, we utilize CBS to continuously improve our business, which we believe, in addition to our management team’s experience in the application of the CBS methodology, is one of our primary competitive strengths. CBS is our business system designed to encourage a culture of continuous improvement in all aspects of our operations and strategic planning.

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers us an opportunity to access new markets for products. Our principal markets outside the United States are in Europe, Asia, the Middle East and South America. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. We believe that the Charter Acquisition has increased our presence in developing countries and expect that our revenues in future years will be almost equally balanced between developed countries and emerging markets.

Research and Development

Our research and development activities vary by operating segment. We closely integrate research and development with marketing, manufacturing and product engineering in meeting the needs of our customers. Our research and development efforts focus on innovation and developing new product applications, lowering the cost of manufacturing our existing products and redesigning existing product lines to increase efficiency and enhance performance. Our business product engineering teams are continuously enhancing our existing products and developing new product applications for our growing base of customers that require custom solutions. We believe these capabilities provide a significant competitive advantage in the development of high quality products.

Research and development expense for our fluid-handling business was $5.7 million, $6.2 million and $5.9 million in 2011, 2010 and 2009, respectively. We expect to continue making significant expenditures for research and development in order to maintain and improve our competitive position.

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

Raw Materials and Backlog

We obtain raw materials, component parts and supplies from a variety of sources, generally each from more than one supplier. Our principal raw materials are metals, castings, motors, seals and bearings. Our suppliers and sources of raw materials are globally based. We believe that our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Manufacturing turnaround time for our gas- and fluid-handling operating segment is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and may range from days to several years. Backlog of fluid-handling orders as of December 31, 2011 was $347.2 million, compared with $313.5 million as of December 31, 2010. We expect to ship approximately 90% of our December 31, 2011 backlog during 2012; however, orders are subject to postponement or cancellation. In addition, on January 13, 2012 we acquired $922.0 million of gas-handling order backlog.

Seasonality

Our European operations typically experience a slowdown during the July and August holiday season. Additionally, as our customers generally seek to fully utilize capital spending budgets before the end of the year, historically our fluid-handling shipments have peaked during the fourth quarter, which we expect to also experience with our gas-handling customers going forward.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Associates

The following table presents our worldwide associate base as of the dates indicated:

	December 31,
	2011	2010	2009

North America	728	638	598
Europe	1,232	1,260	1,189
Asia and Middle East	251	262	254
Total associates	2,211	2,160	2,041

There are 38 associates in the U.S. covered by a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA). During 2011, we extended our contract with the union through December 31, 2012 and provided a wage increase of 2.5%. In addition, approximately 44% of our associates are represented by foreign trade unions, by law, in Germany, Sweden and the Netherlands, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Subsequent to the Charter Acquisition on January 13, 2012, we increased our worldwide associate base by the following:

January 13,
2012

North America	1,800
Europe	5,700
Asia and Middle East	2,100
Central and South America	1,800
Other	700
Total associates	12,100

These new associates include 440 in the U.S. covered by a collective bargaining agreement with the United Steel Workers of America and International Union United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). In addition, approximately 63% of these associates are represented by foreign trade unions, by law, in various countries across Europe, Asia, Central and South America, Canada, Africa and Australia which subjects us to arrangements very similar to collective bargaining agreements.

Government Contracts

Sales to U.S. government defense agencies and government contractors constituted approximately 7% of our revenue in 2011. We are subject to business and cost accounting regulations associated with our U.S. government defense contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. government defense contracts.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 1998. Our principal executive offices are located at 8170 Maple Lawn Boulevard, Suite 180, Fulton, MD 20759, and our main telephone number at that address is (301) 323-9000. Our corporate website address is www.colfaxcorp.com.

We make available, free of charge through our website, our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, Colfax Corporation, 8170 Maple Lawn Boulevard, Suite 180, Fulton, MD 20759, telephone (301) 323-9000. Information contained on our website is not incorporated by reference in this report.

Item 1A. Risk Factors

An investment in our Common stock involves a high degree of risk, including significant risk related to the Charter Acquisition. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but may not be the only risks to which Colfax might be exposed. Additional risks and uncertainties, which are currently unknown to us or that we do not currently consider to be material, may materially affect the business of Colfax and could have material adverse effects on our business, financial condition and results of operations. If any of the following risks were to occur, our business, financial condition and results of operations could be materially adversely affected, the value of our Common stock could decline and investors could lose all or part of the value of their investment in Colfax shares. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, natural disasters or other disruptions of expected economic or business conditions. We operate in a continually changing business environment, and new risk factors emerge from time to time which we cannot predict. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Risks Related to Our Business

Changes in the general economy and the cyclical nature of markets could harm operations and financial performance.

Colfax's financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy. Any sustained weakness in demand, downturn or uncertainty in the global economy could reduce our sales and profitability, and result in restructuring efforts. Restructuring efforts are inherently risky and we may not be able to predict the cost and timing of such actions accurately or properly estimate the impact on demand, if any. We also may not be able to realize the anticipated savings we expected from restructuring activities. In addition, our products are sold in many industries, some of which are cyclical and may experience periodic downturns. Cyclical weakness in the industries that we serve could lead to reduced demand for our products and affect our profitability and financial performance. In 2011, the effects of the global economic slowdown continued to recede in some markets but we still see sluggish demand and less than robust growth in certain areas, particularly Europe.

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

Acquisitions have formed a significant part of our growth strategy in the past and are expected to continue to do so. If we are unable to identify suitable acquisition candidates or successfully integrate the businesses we acquire, especially Charter, or realize the intended benefits, our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration and undisclosed or underestimated liabilities.

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

We may require additional capital to finance our operating needs and to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or we are not able to fully access credit under the Deutsche Bank Credit Agreement, we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations, and to expand into new markets.

We intend to pay for future acquisitions using cash, capital stock, notes, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. We cannot be sure that this additional financing will be available or, if available, will be on terms acceptable to us. Further, high volatility in the equity markets and in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to implement fully our business strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may dilute our existing stockholders.

In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. See “—The Deutsche Bank Credit Agreement contains restrictions that may limit our flexibility in operating our business.” below.

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

Further, another of our subsidiaries acquired in connection with the Charter Acquisition has also been named as a defendant in a number of asbestos-related actions in the U.S. See “—Certain of our newly acquired subsidiaries’ products may be subject to certain liability claims.” below.

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

Our international operations are subject to the laws and regulations of the U.S. and many foreign countries. Failure to comply with these laws may affect our ability to conduct business in certain countries and may affect our financial performance.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, and the regulations of various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

We have done and may continue to do business in countries subject to U.S. sanctions and embargoes, and we may have limited managerial oversight over those activities. Failure to comply with these sanctions and embargoes may result in enforcement or other regulatory actions.

From time to time, certain of our foreign subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government and/or the United Nations, such as Syria. In March 2010, our Board of Directors affirmatively prohibited any sales to Iran by us and all of our foreign subsidiaries. With the exception of the U.S. sanctions against Cuba, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-U.S.-origin products and services to countries that are or have previously been subject to sanctions and embargoes from selling non-US-origin products and services in those countries. However, our U.S. personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are U.S. citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints may negatively affect the financial or operating performance of such business activities. We cannot be certain that our attempts to comply with U.S. sanction laws and embargoes will be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not effective. Actual or alleged violations of these laws could result in substantial fines or other sanctions which could result in substantial costs. In addition, Syria and certain other sanctioned countries currently are identified by the U.S. State Department as a state sponsor of terrorism, and may be subject to increasingly restrictive sanctions. Because certain of our foreign subsidiaries have contact with and transact business in such countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our shares. In addition, certain U.S. states and municipalities have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as Colfax or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our shares.

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

In the year ended December 31, 2011, we derived approximately 70% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 23 countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

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

Approximately 44% of our fluid-handling employees are represented by foreign trade unions. Charter also has employees that are represented by trade unions. If the representation committees responsible for negotiating with these unions on our behalf are unsuccessful in negotiating new and acceptable agreements when the existing agreements with employees covered by the unions expire or if the foreign trade unions chose not to support our restructuring programs, we could experience business disruptions or increased costs.

As of December 31, 2011, we had approximately 1,500 employees in foreign locations. In certain countries, labor and employment laws are more restrictive than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment. In Germany, Sweden and the Netherlands, by law, some of our employees are represented by trade unions in these jurisdictions, which subject us to employment arrangements very similar to collective bargaining agreements. ESAB and Howden also have employees that are represented by trade unions. If our employees represented by foreign trade unions were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs and lost revenue. Although we have not experienced any material recent strikes or work stoppages, we cannot offer any assurance that the representation committees that negotiate with the foreign trade unions on our behalf will be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

Our manufacturing business is subject to the possibility of product liability lawsuits, which could harm our business.

In addition to the asbestos-related liability claims described above, as the manufacturer of equipment for use in industrial markets, we face an inherent risk of exposure to other product liability claims. Although we maintain quality controls and procedures, we cannot be sure that our products will be free from defects. In addition, some of our products contain components manufactured by third parties, which may also have defects. We maintain insurance coverage for product liability claims. The insurance policies have limits, however, that may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

As manufacturers, we are subject to a variety of environmental and health and safety laws for which compliance, or liabilities that arise as a result of noncompliance, could be costly.

Our businesses are subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of: regulated air pollutants; discharges of wastewater and storm water; storage and handling of raw materials; generation, storage, transportation and disposal of regulated wastes; and worker safety. These requirements impose on our businesses certain responsibilities, including the obligation to obtain and maintain various environmental permits. If we were to fail to comply with these requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance. In addition, if our noncompliance with such regulations were to result in a release of hazardous materials to the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. Changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

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

The market for many of our products is, in part, dependent upon the goodwill engendered by our trademarks and trade names. Trademark protection is therefore material to a portion of our businesses. The failure to protect our trademarks and trade names may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose any proprietary rights we have. In addition, it is possible that others will independently develop technology that will compete with our patented or unpatented technology. The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

The loss of key leadership could have a material adverse effect on ability to run our business.

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

The credit agreement with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein (the “Deutsche Bank Credit Agreement”) contains various covenants that will limit our ability to engage in specified types of transactions. These covenants would limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of, the capital stock of Colfax and its wholly-owned subsidiaries;

•	make certain investments;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all our assets; and

•	enter into certain transactions with affiliates.

In addition, under the Deutsche Bank Credit Agreement, we are required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. The Deutsche Bank Credit Agreement's various covenants and the additional leverage taken on by us could increase our vulnerability to general economic slowdowns which could have a materially adverse effect on our business, financial condition and results of operations.

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

Our defined benefit pension schemes and post-retirement medical and death benefit plans are or may become subject to funding requirements or obligations that could adversely affect our business, financial condition and results of operations.

We operate defined benefit pension schemes and post retirement medical and death benefit plans for our current and former employees worldwide, including the pension schemes of Howden and ESAB. Each scheme's funding position is affected by the investment performance of the scheme's investments, changes in the fair value of the scheme's assets, the type of investments selected by the trustees, the life expectancy of the scheme's members, changes in the actuarial assumptions used to value the scheme's liabilities, changes in the rate of inflation and interest rates, our financial position, as well as other changes in economic conditions. Furthermore, since a significant proportion of the schemes' assets are invested in publicly traded debt and equity securities, they are, and will be, affected by market risks. Any detrimental change in any of the above factors is likely to worsen the funding position of each of the relevant schemes, and this is likely to require the schemes' sponsoring employers to increase the contributions currently made to the schemes to satisfy our obligations. Any requirement to increase the level of contributions currently made could have a material and adverse effect on our business, financial condition and results of operations.

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2011, approximately 70% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in foreign currencies. Consequently, depreciation of foreign currencies against the U.S. dollar has had a negative impact on the income from operations of our European operations. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

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

While we manufacture many of the parts and components used in our products, we require substantial amounts of raw materials and purchase parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any significant change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition and results of operations. In addition, delays in delivery of components or raw materials by suppliers could cause delays in our delivery of products to our customers.

We may be subject to risks arising from changes in technology.

The supply chains in which we operate are subject to technological changes and changes in customer requirements. We cannot provide any assurance that we will successfully develop new or modified types of products or technologies that may be required by our customers in the future. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially or adversely affected.

The markets we serve are highly competitive and some of our competitors may have superior resources. Responding to this competition could reduce our sales and operating margins.

We sell most of our products in highly fragmented and competitive markets. We believe that the principal elements of competition in our markets are:

•	the ability to meet customer specifications;

•	application expertise and design and engineering capabilities;

•	product quality and brand name;

•	timeliness of delivery;

•	price; and

•	quality of aftermarket sales and support.

In order to maintain and enhance our competitive position, we intend to continue investing in manufacturing quality, marketing, customer service and support and distribution networks. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than us to new technologies or evolving customer requirements. Some of our competitors may have greater financial, marketing and research and development resources than we have. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to lower the prices of some of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations.

Additional Risks and Other Considerations Related to the Charter Acquisition

Certain of our newly acquired subsidiaries’ products may be subject to certain liability claims.

Certain subsidiaries acquired in conjunction with the Charter Acquisition have, since approximately 1985, been named as defendants in asbestos-related actions in the United States alleging liability in connection with the acts of a former partially owned subsidiary. Currently, the only pending cases are dormant and are not actively being pursued by the plaintiffs.

One subsidiary acquired in connection with the Charter Acquisition has also been named as a defendant in a number of asbestos-related actions in the United States. Over the past few years, this subsidiary has sought and received dismissal from over 11,900 cases and settled 517 for nuisance value amounts, much less than the cost of defending the actions at trial.

Another subsidiary acquired in connection with the Charter Acquisition is currently named as a defendant in a number of lawsuits in state and federal courts alleging personal injuries from exposure to manganese in fumes generated by welding consumables. In each instance, this subsidiary is one of several defendants, including other current and former manufacturers of welding consumables. The claimants allege that exposure to manganese contained welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.

This subsidiary is currently a co-defendant in manganese cases involving approximately 834 claimants. This subsidiary has been a co-defendant in numerous other manganese cases that have been resolved as follows: 15,563 claims have been dismissed; 13 claims were tried to a defense verdict; four claims were decided in favor of this subsidiary following summary judgment motion; six claims were resolved by agreement for immaterial amounts; and four claims were tried to plaintiff verdicts – one was reversed and judgment was entered for the welding defendants, one was reversed and remanded for a new trial, one was reversed on the award of damages only and remanded for a new trial on damages and one is on appeal to the U.S. Court of Appeals for the Sixth Circuit.

We intend to continue vigorous defense of these claims, although the outcome is of course uncertain. If any such claims were successful or the relevant plaintiff's sought to continue such claims, they may have a material adverse effect on our business, financial condition and results of operations.

We may fail to realize the anticipated benefits and operating synergies expected from the Charter Acquisition, which could adversely affect our business, financial condition and results of operations.

The success of the Charter Acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, grow our revenue and realize the anticipated strategic benefits and operating synergies from the combination. We believe that the addition of Charter will complement our stated strategy by adding complementary growth platforms and providing scale and revenue diversity, accelerate our growth strategy and enable us to become a multi-platform business with a strong global footprint. Achieving these goals requires revenue growth and realization of the targeted operating synergies expected from the Charter Acquisition. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Charter Acquisition within a reasonable time, our business, financial condition and results of operations may be adversely affected.

The Charter Acquisition will result in significant integration costs and any material delays or unanticipated additional expense may harm our business, financial condition and results of operations.

The complexity and magnitude of the integration effort associated with the Charter Acquisition are significant and require that we fund significant capital and operating expense to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third party service fees. During the year ended December 31, 2011, we incurred a total of $31.1 million of professional service fees and other expenses related to the Charter Acquisition and we anticipate that we will incur an additional $40.0 million of transaction costs during 2012. We have incurred and expect to continue to incur additional operating expense as we build up internal resources or engage third party providers during integration. In addition to these transition costs, we have incurred and expect to continue to incur increased expense relating to, among other things, restructuring. Any material delays, difficulties or unanticipated additional expense associated with integration activities may harm our business, financial conditions and results of operations.

We may not be able to integrate Charter successfully.

The Charter Acquisition involves the integration of two businesses that previously operated independently. The integration of the departments, systems, business units, operating procedures and information technologies of the two businesses will present a significant challenge to management. There can be no assurance that we will be able to integrate and manage these operations effectively. The failure to successfully integrate the two businesses in a timely manner, or at all, could have an adverse effect on our business, financial condition and results of operations. The difficulties of combining Colfax with Charter include:

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

Also, the process of integrating operations could cause an interruption of, or loss of momentum in our activities. The diversion of management's attention and any delays or difficulties encountered in connection with the transactions contemplated by an implementation agreement and the integration of the operations could have an adverse effect on our business, financial condition and results of operations.

The Charter Acquisition may expose us to significant unanticipated liabilities that could adversely affect our business, financial condition and results of operations.

The Charter Acquisition may expose us to significant unanticipated liabilities of Charter. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. We may also incur liabilities or claims associated with our acquisition of Charter's technology and intellectual property including claims of infringement. Particularly in international jurisdictions, our acquisition of Charter, or our decision to independently enter new international markets where Charter previously conducted business, could also expose us to tax liabilities and other amounts owed by Charter. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse affect on our business, financial condition and results of operations.

The complexity of the integration and transition associated with the Charter Acquisition, together with Charter's increased scale and global presence, may affect our internal control over financial reporting and our ability to effectively and timely report our financial results.

The additional scale of Charter's operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect our ability to report our financial results on a timely basis. In addition, we will have to train new employees and third party providers, and assume operations in jurisdictions where we have not previously had operations. We expect that the Charter Acquisition may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate Charter. Due to the complexity of the Charter Acquisition, we cannot be certain that changes to our internal control over financial reporting during the 2012 fiscal year will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner, or are unable to assert that our internal controls over financial reporting are effective, our business, results of operations and financial condition and the market perception thereof may be materially adversely affected.

Risks and Other Considerations Related to our Common Stock

The issuances of Common and Preferred stock pursuant to the Charter Acquisition may adversely affect the market price of Colfax Common stock.

As a result of the funding of the Charter Acquisition, there are an additional 41,014,762 shares of Colfax Common stock outstanding as well as an additional 12,173,291 shares of Colfax Common stock issuable upon conversion (at the initial conversion price) of the Series A Preferred Stock, which are entitled to participate with respect to any dividends or other distributions paid on Colfax Common stock. The shares of Colfax Common stock issued to Charter shareholders are freely transferable by former Charter shareholders who are not our affiliates.

In addition, we are unable to predict the potential effects of the issuance of the securities to BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), Markel Corporation (“Markel”), Mitchell P. Rales and Steven M. Rales on the trading activity and market price of Colfax Common stock. Pursuant to the relevant registration rights agreements, we have granted the BDT Investor, Markel, Mitchell P. Rales and Steven M. Rales and their permitted transferees registration rights for the resale of the shares of Colfax Common stock acquired as a result of the Charter Acquisition and, with respect to the BDT Investor, shares of Colfax Common stock issuable upon conversion of the Series A Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Colfax Common stock available for public trading. Sales by the BDT Investor, Markel, Mitchell P. Rales or Steven M. Rales or their permitted transferees of a substantial number of shares of Colfax Common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Colfax Common stock.

Also, under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of Colfax Common stock, which, if subsequently issued, could have a further dilutive effect on outstanding Colfax Common stock.

Our Amended and Restated Certificate of Incorporation contains provisions that grant the BDT Investor certain rights which may limit our flexibility in operating our business.

So long as the BDT Investor and its permitted transferees beneficially own, in the aggregate, at least 50% of the Series A Preferred Stock issued to the BDT Investor under the securities purchase agreement with the BDT Investor (the “BDT Purchase Agreement”), the BDT Investor's written consent is required in order for us to take certain corporate actions, including:

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

The Amended and Restated Certificate of Incorporation also provides that, so long as the BDT Investor and certain permitted transferees beneficially own at least 10% of the Colfax Common stock (on a fully-diluted basis), the BDT Investor's written consent is required to alter, amend or repeal the provisions of the Amended and Restated Certificate of Incorporation which sets forth the authorized number of members of our Board and the BDT Investor's nomination rights in respect of members of our Board. The above factors could limit our financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations.

The BDT Investor may exercise significant influence over us, including through its ability to elect up to two members of our Board of Directors.

The shares of Colfax Common stock and Series A Preferred Stock owned by the BDT Investor represent approximately 28% of the voting rights in respect of the Company's issued share capital. The Amended and Restated Certificate of Incorporation provides that the BDT Investor's consent is required before we may take certain actions for so long as the BDT Investor and its permitted transferees beneficially own in the aggregate at least 50% of the Series A Preferred Stock issued pursuant to the BDT Purchase Agreement. As a result, the BDT Investor may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The BDT Investor may have interests that diverge from, or even conflict with, those of Colfax and our other stockholders.

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

In addition, following the completion of the transactions contemplated by the Purchase Agreements (as defined and further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowing Arrangements), the ownership position of the BDT Investor, Mitchell P. Rales and Steven M. Rales and the governance rights of the BDT Investor could discourage a third party from proposing a change of control or other strategic transaction concerning Colfax.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, we had 13 principal production facilities in eight countries. The following table lists our primary facilities as of December 31, 2011, indicating the location, square footage, whether the facilities are owned or leased, and principal use.

Location	Sq. Footage	Owned/Leased	Principal Use
Fulton, Maryland	7,000	Leased	Corporate headquarters
Columbia, Kentucky	75,000	Owned	Production
Warren, Massachusetts	147,000	Owned	Production
Monroe, North Carolina	187,000	Owned	Production
Houston, Texas	25,000	Leased	Production
Tours, France	26,000	Leased	Production
Bottrop, Germany	40,000	Owned	Production
Radolfzell, Germany	284,000	Owned	Production
Utrecht, Netherlands	50,000	Owned	Production
Hengelo, Netherlands	29,000	Leased	Production
Stockholm, Sweden	130,000	Owned	Production
Daman, India	32,000	Owned	Production
Wuxi, China	60,000	Leased	Production
Blyth, United Kingdom	98,000	Leased	Production

As a result of the Charter Acquisition, our gas- and fluid-handling operating segment increased its production facilities by two in the U.S., representing a total of 350,000 square feet of owned space, and by 15 outside the U.S., representing a total of 954,000 and 836,000 square feet of owned and leased facilities, respectively, in 12 countries in Asia, Europe, Mexico, Australia, Brazil and South Africa. Our fabrication technology operating segment has a total of 5 production facilities in the U.S., representing a total of 1.6 million square feet of owned space and 33 outside the U.S., representing a total of 7.3 million and 12,000 square feet of owned and leased facilities, respectively, in over 16 countries in Central and Eastern Europe, South America and Asia.

Item 3. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 17, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position
Clay H. Kiefaber	56	President and Chief Executive Officer and Director, Colfax Corporation and Acting President, ESAB
C. Scott Brannan	53	Senior Vice President, Finance, Chief Financial Officer and Treasurer
William E. Roller	49	Executive Vice President, Colfax Fluid Handling
Daniel A. Pryor	43	Senior Vice President, Strategy and Business Development
A. Lynne Puckett	49	Senior Vice President, General Counsel and Secretary
William F. Rothenbach	57	Senior Vice President, Human Resources
Stephen J. Wittig	49	Senior Vice President, Colfax Business System and Supply Chain Strategy
Ian Brander	50	Chief Executive Officer, Howden

Clay H. Kiefaber became President and Chief Executive Officer in January 2010. Mr. Kiefaber has served on the Colfax Board of Directors since the Company's initial public offering in 2008. Before joining Colfax as President and Chief Executive Officer in 2010‚ he spent nearly 20 years in increasingly senior executive positions at Masco Corporation. Most recently‚ he was a Group President‚ where he was responsible for a $2.8 billion group of architectural coatings‚ windows‚ and spa business units. Prior to becoming a Group President at Masco Corporation‚ Mr. Kiefaber was Group Vice President of Masco Builder Cabinet Group. He previously spent 14 years in increasingly senior positions in Masco Corporation’s Merillat Industries subsidiary. Mr. Kiefaber holds an M.B.A. degree from the University of Colorado and a B.A. degree from Miami University.

C. Scott Brannan has been the Senior Vice President, Finance, Chief Financial Officer and Treasurer since October 2010. Mr. Brannan served on the Colfax Board of Directors and was Chairman of the Audit Committee from 2008 to September 2010. Prior to joining Colfax in his current role‚ he was a partner at Aronson & Company‚ a public accounting firm‚ from 2003 to 2010. He was also previously employed at Danaher Corporation for 12 years in roles of increasing responsibility‚ including Chief Accounting Officer‚ Controller and Vice President of Administration. Prior to Danaher Corporation‚ he spent 8 years with Arthur Andersen & Co. He holds bachelors and masters degrees in accounting from Loyola University Maryland and is a certified public accountant.

William E. Roller has served as our Executive Vice President, Colfax Fluid Handling since November 2010. He most recently served as Executive Vice President‚ Colfax Americas and was responsible for Colfax’s business in the Americas as well as the global oil & gas and defense solutions organizations. He joined Colfax in 1999 as General Manager‚ Imo Pump. In addition to Imo Pump‚ he managed Zenith Pump‚ Lubrication Systems Company and Baric Group upon the acquisition of those businesses. He joined Colfax from Precision Auto Care‚ Inc. where he was Senior Vice President of Manufacturing and Distribution for 2 years. From 1991 until 1997‚ Mr. Roller worked for AMF Industries in several increasingly responsible manufacturing roles. Previous to AMF‚ he spent 4 years with FMC Corporation in various manufacturing roles. Mr. Roller is a graduate of the Virginia Polytechnic Institute and State University‚ with a B.S. in Chemical Engineering and an M.B.A. from the University of Virginia Darden School.

Daniel A. Pryor has served as our Senior Vice President‚ Strategy and Business Development since January 2011. Prior to joining Colfax‚ he was a Partner and Managing Director with The Carlyle Group‚ a global alternative asset manager, where he focused on industrial leveraged buyouts and led numerous portfolio company and follow-on acquisitions. While at The Carlyle Group, he served on the boards of portfolio companies Veyance Technologies, Inc., John Maneely Co., and HD Supply Inc. Prior to The Carlyle Group‚ he spent 11 years at Danaher Corporation in roles of increasing responsibility‚ most recently as Vice President – Strategic Development. Mr. Pryor earned his M.B.A. from Harvard Business School and his B.A. in Economics from Williams College.

A. Lynne Puckett has served as our Senior Vice President, General Counsel and Secretary since September 2010. Prior to joining Colfax‚ she was a Partner with the law firm of Hogan Lovells US LLP from 1999 to 2010. Her experience includes a broad range of corporate and transactional matters‚ including mergers and acquisitions‚ venture capital financings‚ debt and equity offerings‚ and general corporate and securities law matters. Before entering the practice of law‚ Ms. Puckett worked for the U.S. Central Intelligence Agency and a major U.S. defense contractor. Ms. Puckett holds a J.D. from the University of Maryland School of Law and a B.S. degree from James Madison University.

William F. Rothenbach has served as our Senior Vice President, Human Resources since April 2011. Prior to joining Colfax, he was the Senior Vice President of Human Resources for Old Mutual Financial Network from 2002 to 2011, where he also served on the Board of Directors of Old Mutual Financial Life Insurance Company. Mr. Rothenbach’s experience includes over 30 years of broad-based domestic and international human resources executive experience with companies from a variety of industries, including Black & Decker, Bausch & Lomb, Procter & Gamble and Sara Lee. He is also a member of the adjunct faculty at Towson University where he teaches in the Graduate School Human Resources Management Program. He holds his M.A. degree in Industrial/Organizational Psychology from the University of Akron and his B.A. in Psychology from Edinboro University.

Stephen J. Wittig has been the Senior Vice President, Colfax Business System and Supply Chain Strategy since August 2011. Prior to joining Colfax, he was the Vice President of Lean Manufacturing and Six Sigma for the Masco Cabinet Group of Masco Corporation. His experience includes over 20 years of experience in engineering, manufacturing, logistics and supply chain management and held a number of operations positions with Lear Corporation, Preferred Technical Group, Sumitomo Electric and United Technologies. He has also been a member of the adjunct faculty in the School of Management with the University of Michigan where he taught a number of operations management courses. Mr. Wittig is a Six Sigma Master Black Belt with a certification from the Juran Institute. He holds his M.S. in Engineering from the University of Michigan and his B.S. in Industrial Engineering from Kettering University (formerly General Motors Institute).

Ian Brander has been the Chief Executive Officer of Howden since August 1, 2011. Prior to becoming Chief Executive Officer of Howden, he served as Operations Director beginning in 2008. His experience includes over 20 years at Howden in various roles in technical, project, commercial and general management positions associated with a wide range of products. He holds a Mechanical Engineering degree from the University of Strathclyde.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 6, 2012, there were approximately 17,990 holders of record of our Common stock. The high and low sales prices per share of our Common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	Year Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$23.50	$17.79	$12.46	$10.44
Second Quarter	$25.34	$20.46	$13.97	$10.00
Third Quarter	$28.75	$20.10	$15.17	$10.17
Fourth Quarter	$32.69	$17.90	$19.04	$14.46

We have not paid any dividends on our Common stock since inception, and we do not anticipate the declaration or payment of dividends at any time in the foreseeable future. The Deutsche Bank Credit Agreement (as defined and further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources) limits the amount of cash dividends and Common stock repurchases the Company may make to a total of $50 million annually.

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Russell 2000 Index and the Standard & Poor’s (“S&P”) Industrial Machinery Index since the date of our initial public offering on May 8, 2008. The graph assumes that $100 was invested on May 8, 2008 in each of our Common stock, the Russell 2000 Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

Issuer Purchase of Equity Securities

On November 4, 2008, the Company’s Board of Directors authorized the repurchase of up to $20 million (up to $10 million per year in 2008 and 2009) of the Company’s Common stock on the open market or in privately negotiated transactions. The repurchase program was to be conducted pursuant to SEC Rule 10b5-1. The timing and amount of shares repurchased was determined by the Share Repurchase Committee, constituting three members of the Company’s Board of Directors, based on its evaluation of market conditions and other factors. There were no Common stock repurchases during 2011 or 2010.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$693,392	$541,987	$525,024	$604,854	$506,305
Cost of sales	453,293	350,579	339,237	387,667	330,714
Gross profit	240,099	191,408	185,787	217,187	175,591
Selling, general and administrative expense	144,817	119,426	112,503	124,105	97,426
Research and development expense	5,707	6,205	5,930	5,856	4,162
Initial public offering-related cost	—	—	—	57,017	—
Charter acquisition-related expense	31,052	—	—	—	—
Restructuring and other related charges	9,680	10,323	18,175	—	—
Asbestos liability and defense cost (income)	12,237	7,876	(2,193)	(4,771)	(63,978)
Asbestos coverage litigation expense	10,700	13,206	11,742	17,162	13,632
Operating income	25,906	34,372	39,630	17,818	124,349
Interest expense	5,919	6,684	7,212	11,822	19,246
Provision for income taxes	15,432	11,473	8,621	5,465	39,457
Net income	$4,555	$16,215	$23,797	$531	$65,646
Net income (loss) per share—basic and diluted	$0.10	$0.37	$0.55	$(0.08)	$1.82

Balance Sheet Data:
Cash and cash equivalents	$75,108	$60,542	$49,963	$28,762	$48,093
Goodwill and Intangible assets, net	245,873	200,636	175,370	175,210	181,517
Asbestos insurance asset, including current portion	370,290	374,351	389,449	304,015	305,228
Total assets	1,088,543	1,022,077	1,006,301	907,550	899,522
Asbestos liability, including current portion	431,094	429,651	443,769	357,258	376,233
Total debt, including current portion	111,518	82,500	91,485	97,121	206,493

(1)	During 2011, we completed the acquisitions of Rosscor and COT-Puritech in February and December, respectively. See Part I, Item 1. Business and Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)	In August 2010, we acquired Baric. See Part I, Item 1. Business and Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(3)	In August 2009, we acquired PD Technik for $1.3 million, net of cash acquired. See Part I, Item 1. Business in this Form 10-K for additional information.

(4)	In May 2008, in conjunction with our initial public offering, we refinanced our Debt in conjunction with our May 2008 initial public offering.

(5)	During 2007, we completed the acquisitions of LSC and Fairmount in January and November, respectively. See Part I, Item 1. Business in this Form 10-K for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into four main sections:

▪	Overview
▪	Results of Operations
▪	Liquidity and Capital Resources
▪	Critical Accounting Policies

The following MD&A should be read together with Item 6. Selected Financial Data, Part I, Item 1A. Risk Factors and the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-K. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

Overview

Please see Part I, Item 1. Business for a discussion of Colfax’s objectives and methodologies for delivering shareholder value, as well as a description of the Charter Acquisition. During the first quarter of 2012, Colfax completed the Charter Acquisition which has transformed Colfax from a fluid-handling organization into a multi-platform enterprise with a strong global footprint. Following the Charter Acquisition, Colfax conducts business in the following operating segments:

▪	Gas & Fluid Handling - a global supplier of a broad range of fluid- and gas-handling products, including pumps, fluid-handling systems and controls, specialty valves, heavy-duty centrifugal and axial fans, rotary heat exchangers and gas compressors; and
▪	Fabrication Technology – a global supplier of welding equipment and consumables, cutting equipment and automated welding and cutting systems.

Colfax has a global geographic footprint, with production facilities in Europe, North America, South America, Asia, Australia and Africa. Through our operating segments, we serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified and includes commercial, industrial and government customers.

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. Subsequent to the Charter Acquisition in the first quarter of 2012, our business mix is expected to be well balanced between long- and short-cycle businesses, sales in emerging markets and developed nations and fore- and aftermarket products and services. Given this balance, management no longer uses indices other than general economic trends to predict the overall outlook for the Company. Instead, the individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

Given the Charter Acquisition, we face a number of challenges and opportunities, including the successful integration, application and expansion of our CBS tools to improve margins and working capital management, rationalization of assets and back office functions, and consolidation of manufacturing facilities.

We expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented, which do not include our gas-handling or fabrication technology operations which will be included beginning in the first quarter of 2012.

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

Items Affecting the Comparability of Our Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, general economic conditions, the global economy and capital spending levels, the availability of capital, our estimates concerning the availability of insurance proceeds to cover asbestos litigation expense and liabilities, the amount of asbestos liabilities and litigation expense, the impact of restructuring initiatives, our ability to pass cost increases on through pricing, the impact of sales mix, and our ability to continue to grow through acquisitions. These key factors have impacted our results of operations in the past and are likely to affect them in the future.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside the U.S., though we also sell into non-U.S. markets through various representatives and distributors and directly from the U.S. In countries with low sales volumes, we generally sell through representatives and distributors. During 2011, approximately 79% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, the expansion of market opportunities in Asia, successfully completing global strategic acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market and product diversification may limit the impact that any one country or economy could have on our consolidated results. We believe that the Charter Acquisition will further diversify our business and mitigate the impact of any one country or economy on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our sales, approximately 70% for 2011, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar, especially the Euro. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results and are quantified when significant in our discussion of our operations.

Economic Conditions

Demand for our products depends on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. While demand can be cyclical, we believe that the Charter Acquisition will diversify our operations and limit the impact of a downturn in any one market on our consolidated results.

Seasonality

We experience seasonality in our gas- and fluid-handling business. As our customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August holiday season.

Pricing

We believe our customers place a premium on quality, reliability, availability, design and application engineering support. Our highly engineered fluid-handling products typically have higher margins than products with commodity-like qualities. However, we are sensitive to price movements in our raw materials supply base. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material price increases on to our customers. While we seek to take actions to manage this risk, including commodity hedging where appropriate, such increased costs may adversely impact earnings.

Sales and Cost Mix

Our profit margins vary in relation to the relative mix of many factors, including the type of product, the geographic location in which the product is manufactured, the end market for which the product is designed, and the percentage of total revenue represented by aftermarket sales and services. Aftermarket business, including spare parts and other value added services, is generally a higher margin business and is a significant component of our profitability. However, our recent acquisitions of Rosscor and Baric, discussed in more detail below, and the strong sales by these entities during 2011 shifted a higher proportion of our business toward foremarket.

The mix of foremarket and aftermarket sales was as follows for the periods presented:

	Year Ended December 31,
	2011	2010	2009

Foremarket	78%	76%	76%
Aftermarket	22%	24%	24%

Howden’s aftermarket sales for 2011 represented approximately 40% of total sales. Accordingly, we expect that beginning in the first quarter of 2012, our combined revenues for our gas- and fluid-handling operating segment will be comprised of a greater percentage of aftermarket sales.

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

During 2011, we recognized $31.1 million of increased costs related to advisory, legal, audit, valuation and other professional service fees incurred and unrealized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition. Due to the relative scale of Charter’s operations, the Charter Acquisition has significantly transformed our business and will materially affect our operations, financial results, liquidity and employee headcount which may make period to period comparisons in subsequent periods difficult. See Part I, Item 1. Business—Acquisition of Charter International plc and “—Liquidity and Capital Resources—Borrowing Arrangements” below for additional information.

On December 6, 2011, we completed the acquisition of COT-Puritech, Inc. for a total purchase price, net of cash acquired, of $39.4 million which includes the fair value of estimated additional contingent cash payments of $4.3 million. The additional contingent cash payments will be paid over two years subject to the achievement of certain performance goals. COT-Puritech, Inc. is a national supplier of oil flushing and remediation services to power generation plants, refinery and petrochemical operations and other manufacturing sites, with its primary operations based in Canton, Ohio.

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

Restructuring and Other Related Charges

We initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. During 2011, we relocated our Richmond, Virginia corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to our key advisors and eliminated an executive position in our German operations.

Additionally, during 2011, we communicated initiatives to improve productivity and reduce structural costs in our fluid-handling operations by rationalizing and leveraging our existing assets and back office functions. These initiatives include the consolidation of our commercial marine end market operations, reduction in the back office personnel at several distribution centers in Europe, the closure of a small facility that previously produced units sold to certain customers located in the Middle East that we ceased supplying to during 2010, and the closure of a Portland, Maine production facility and consolidation of the operations with a Warren, Massachusetts facility.

Accordingly, we incurred pre-tax expense and made payments during the periods presented as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Restructuring and other related charges	$9.7	$10.3	$18.2
Cash payments	6.8	16.3	7.9

We expect to incur an additional $0.8 million of employee termination benefit costs and other relocation expenses related to our existing restructuring initiatives during 2012. It is anticipated that net annual savings of approximately $4.1 million pre-tax will be realized beginning in the first quarter of 2012 as a result of our restructuring initiatives. See Note 12, “Restructuring and Other Related Charges” in the accompanying Notes to Consolidated Financial Statements for additional discussion regarding our restructuring activities.

Additionally, we expect to incur a significant amount of expense during 2012 related to restructuring initiatives in our fabrication technology operating segment.

Asbestos Liability and Defense Costs (Income)

Our financial results have been, and will likely in the future be, affected by our asbestos liabilities and the availability of insurance to cover these liabilities and defense costs related to asbestos personal injury litigation against two of our subsidiaries, as well as costs arising from our legal action against our insurers. Assessing asbestos liabilities and insurance assets requires judgments concerning matters such as the uncertainty of litigation, anticipated outcome of settlements, the number and cost of pending and future claims, the outcome of legal action against our insurance carriers, and their continued solvency. For a further discussion of these estimates and how they may affect our future results, see “—Critical Accounting Policies—Asbestos Liabilities and Insurance Assets.”

Asbestos liability and defense costs (income) is comprised of projected indemnity cost, changes in the projected asbestos liability, changes in the probable insurance recovery of the projected asbestos-related liability, changes in the probable recovery of asbestos liability and defense costs paid in prior periods, and actual defense costs expensed in the period.

The table below presents Asbestos liability and defense costs (income) for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Asbestos liability and defense costs (income)	$12.2	$7.9	$(2.2)

Asbestos liability and defense costs increased by $4.3 million during 2011 compared to 2010 primarily due to a $2.1 million provision related to a court judgment received for one of our subsidiaries’ litigation against a number of its insurers and former parent, a $1.8 million pre-tax charge because of a statistically significant increase in mesothelioma claims had occurred and is expected to continue to occur related to one of our subisidiaries and a $0.7 million pre-tax charge resulting from higher settlement values per mesothelioma claim in a specific region, which is not a trend that is expected to continue, related to the other subsidiary. Additionally, lower levels of legal spending in 2010 and a higher level of projected insurance recovery driven by insurance policies triggered during the 2010 periods contributed to the fluctuation in comparison to the comparable 2010 periods.

Asbestos liability and defense costs were $7.9 million in 2010 compared to income of $2.2 million in 2009. The increase in Asbestos liability and defense costs was primarily attributable to a net pre-tax gain of $7.8 million recorded in 2009, comprised of a $19.4 million gain to increase the insurance asset as a result of favorable court rulings in October and December of 2009 concerning allocation methodology, partially offset by an $11.6 million charge to increase asbestos-related liabilities by $111.3 million, offset by an increase to expected insurance recoveries of $99.7 million arising from a revision to our 15-year estimate of asbestos-related liabilities. Additionally, we recorded charges totaling $4.0 million in the third and fourth quarters of 2010 as a result of developments in the litigation, which was partially offset by a $0.7 million gain resulting from a settlement received from an insolvent carrier.

Asbestos Coverage Litigation Expense

Asbestos coverage litigation expense includes legal costs related to the actions against two of our subsidiaries’ respective insurers and a former parent company of one of the subsidiaries.

The table below presents Asbestos coverage litigation expense for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Asbestos coverage litigation expense	$10.7	$13.2	$11.7

Legal costs related to our subsidiaries’ actions against their asbestos insurers decreased by $2.5 million during 2011 primarily due to more trial days being conducted in 2010 than 2011. Legal costs related to our subsidiaries’ actions against their asbestos insurers increased by $1.5 million during 2010 primarily due to costs associated with the trial by one of our subsidiaries against insurers and former parent that began in January 2010. The trial phase of litigation against insurers concluded during the third quarter of 2011 for one of our subsidiaries and is expected to conclude during the fourth quarter of 2012 for the other subsidiary.

Sales and Orders

The following tables present the components of our sales, order and backlog growth, as well as, Net sales by fluid-handling product for the periods indicated:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the year ended December 31, 2009	$525.0		$462.4		$290.9
Components of Change:
Existing businesses(2)	16.1	3.1%	71.1	15.4%	(6.6)	(2.3)%
Acquisitions(3)	10.0	1.9%	6.1	1.3%	38.7	13.3%
Foreign currency translation(4)	(9.1)	(1.8)%	(6.8)	(1.5)%	(9.5)	(3.2)%
	17.0	3.2%	70.4	15.2%	22.6	7.8%
As of and for the year ended December 31, 2010	$542.0		$532.8		$313.5
Components of Change:
Existing businesses(2)	48.8	9.0%	65.0	12.2%	(1.1)	(0.4)%
Acquisitions(3)	81.3	15.0%	64.0	12.0%	40.2	12.8%
Foreign currency translation(4)	21.3	3.9%	21.0	4.0%	(5.4)	(1.7)%
	151.4	27.9%	150.0	28.2%	33.7	10.7%
As of and for the year ended December 31, 2011	$693.4		$682.8		$347.2

(1)	Represents contracts for products or services, net of cancellations for the period.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of acquisitions.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net Sales by Product:
Pumps, including aftermarket parts and services	$522.5	$444.9	$443.1
Systems, including installation services	150.8	78.6	69.3
Valves	14.2	14.6	10.1
Other	5.9	3.9	2.5
Total Net sales	$693.4	$542.0	$525.0

As detailed above, Net sales increased by $151.4 million, or 27.9%, during 2011 compared to 2010 due to an increase in demand in all end markets, except defense. The timing of sales and orders to customers in our defense end market vary from period to period due to the timing of specific ship programs. Net sales were positively impacted by the changes in foreign exchange rates during 2011 in comparison to 2010.

Orders, net of cancellations, from existing businesses increased during 2011 in comparison to 2010 due to increased demand in all end markets, except defense. Additionally, we experienced a decline in commercial marine order cancellations from $16.4 million during 2010 to $6.1 million in 2011 primarily due to the impact of improved economic conditions.

Sales from existing businesses increased 3.1% for 2010 over 2009 primarily attributable to higher demand in all end markets except the oil and gas market. Foreign currency translation negatively impacted sales by 1.8%, primarily due to a stronger average U.S. dollar against the Euro for year 2010 compared to 2009.

Orders, net of cancellations, from existing businesses increased 15.4% for 2010 over 2009 primarily due to increased demand in the general industrial, commercial marine and oil and gas end markets, partially offset by lower demand in the defense end market. We experienced commercial marine order cancellations of approximately $16.4 million during 2010, compared to $21.9 million during 2009. Backlog as of December 31, 2010, of $313.5 million decreased $6.6 million, or 2.3% from December 31, 2009, excluding the impact of foreign currency translation and acquisitions. The Baric acquisition added $38.7 million to backlog in 2010.

Gross Profit

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Gross profit	$240.1	$191.4	$185.8
Gross profit margin	34.6%	35.3%	35.4%

The $48.7 million increase in Gross profit during 2011 in comparison to 2010 was attributable to increases of $20.0 million from existing businesses and $20.8 million due to the acquisitions of Rosscor and Baric. Additionally, changes in foreign exchange rates had a $7.9 million positive impact on Gross profit for 2011 in comparison to 2010. Gross profit margin for 2011 decreased compared to 2010 primarily due to the lower gross profit margin associated with the foremarket sales of Rosscor and Baric during the period, partially offset by positive leverage of fixed costs given substantially higher sales volume in 2011.

Gross profit increased $5.6 million for 2010 compared to 2009. Gross profit from existing businesses increased $6.5 million, with an additional increase of $1.8 million due to the acquisitions of Baric and PD-Technik. Foreign currency translation negatively impacted gross profit by $2.7 million. Gross profit margin for 2010 was relatively flat compared to 2009, as margin declines driven by lower pricing and an unfavorable product mix shift were partially offset by restructuring program cost savings and higher productivity.

Selling, General and Administrative Expense

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Selling, general and administrative expense	$144.8	$119.4	$112.5
Selling, general and administrative expense as a percentage of Net sales	20.9%	22.0%	21.4%

Selling, general and administrative expense increased $25.4 million during 2011 in comparison to 2010, $15.8 million of which resulted from the acquisitions of Rosscor, Baric and COT-Puritech. Selling, general and administrative expense from existing businesses increased $5.4 million in 2011 primarily due to higher selling and commission costs and higher corporate overhead including the operation of two offices during the transition of our corporate headquarters to Maryland. Additionally, changes in foreign exchange rates resulted in an increase in Selling, general and administrative expense of $4.2 million in 2011 in comparison to 2010. The decrease in Selling, general and administrative expense as a percentage of Net sales during 2011 in comparison to 2010 resulted primarily from higher sales volumes.

Selling, general and administrative expense increased $6.9 million to $119.4 million for 2010. Excluding a $2.2 million net increase related to acquisitions and foreign exchange rates, Selling, general and administrative expense increased $4.7 million from 2009, primarily due to higher selling and commission costs and higher incentive compensation. There was also a $2.9 million increase in pension costs due to the Company’s assumption of the pension obligation for a group of former employees of a divested subsidiary as a result of an agreement reached in the fourth quarter of 2010. However, this was substantially offset by the reversal of an accrual established in prior years for this matter.

Operating Income

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Operating income	$25.9	$34.4	$39.6
Operating margin	3.7%	6.3%	7.5%

Operating income decreased by $8.5 million in 2011 in comparison to 2010. This decrease was primarily attributable to the $31.1 million increase in Charter acquisition-related expense, the $25.4 million increase in Selling, general and administrative expense and the $4.3 million increase in Asbestos liability and defense cost, which were partially offset by the $48.7 million increase in Gross profit, the $2.5 million decrease in Asbestos coverage litigation expense and the $0.6 million decrease in Restructuring and other related charges. For 2011, the components of Operating income were negatively impacted by a total of $7.0 million in increased acquisition-related amortization expense as a result of our Rosscor, Baric and COT-Puritech acquisitions.

Operating income for 2010 decreased $5.2 million from 2009. Excluding a $2.9 million net unfavorable impact of foreign currency exchange rates and acquisitions, Operating income decreased by $2.3 million. Increased asbestos claims and litigation expense and unfavorable pricing and product mix shift were partially offset by lower restructuring costs, higher sales volumes and manufacturing cost reductions, including restructuring program cost savings.

Provision for Income Taxes

The effective income tax rate for 2011 was 77.2% as compared to an effective tax rate of 41.4% for 2010. Our effective tax rate for 2011 was higher than the U.S. federal statutory rate primarily due to a net increase in our valuation allowance that was partially offset by foreign earnings where international tax rates are lower than the U.S. tax rate and a net decrease in our liability for unrecognized tax benefits. The 77.2% effective tax rate for 2011 was higher than the 41.4% effective tax rate for 2010 primarily due to a $16.7 million net increase in our valuation allowance in 2011 compared to a net increase of $4.2 million in 2010 impacting the Provision for income taxes for those periods.

The effective income tax rate for 2010 was 41.4% as compared to an effective tax rate of 26.6% for 2009. The effective tax rate for 2010 was higher than the U.S. federal statutory rate primarily due to a net increase in our valuation allowance, offset in part by international tax rates which are lower than the U.S. tax rate, and a net decrease to our unrecognized tax benefit liability. The 41.4% effective tax rate for 2010 was higher than the 26.6% effective tax rate for the year ended December 31, 2009 primarily due to a $4.2 million increase in our valuation allowance in 2010.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Bank of America Credit Agreement (defined and discussed below). Additionally, during the first quarter of 2012, we were successful in our efforts to raise additional funds in the form of debt and equity, as further discussed below. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, asbestos-related cash outflows and funding of our pension plans. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Borrowing Arrangements

In connection with the financing of the Charter Acquisition, on September 12, 2011, we entered into the BDT Purchase Agreement with the BDT Investor as well as BDT Capital Partners Fund I-A, L.P., and Mitchell P. Rales, Chairman of our Board of Directors, and his brother, Steven M. Rales (for the limited purpose of tag-along sales rights provided to the BDT Investor in the event of a sale or transfer of shares of our Common stock by either or both of Mitchell P. Rales and Steven M. Rales). Pursuant to the BDT Purchase Agreement, we sold to the BDT Investor (i) 14,756,945 newly issued shares of Colfax Common stock and (ii) 13,877,552 shares of newly created Series A perpetual convertible preferred stock, referred to as the Series A Preferred Stock, for an aggregate of $680 million (representing $24.50 per share of Series A Preferred Stock and $23.04 per share of Common stock). Under the terms of the Series A Preferred Stock, holders are entitled to receive cumulative cash dividends, payable quarterly, at a per annum rate of 6% of the liquidation preference (defined as $24.50, subject to customary antidilution adjustments), provided that the dividend rate shall be increased to a per annum rate of 8% if Colfax fails to pay the full amount of any dividend required to be paid on such shares until the date that full payment is made.

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

On September 12, 2011, we entered into separate securities purchase agreements (together with the BDT Purchase Agreement, the “Purchase Agreements”) with Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales, each of whom were beneficial owners of 20.9% of Colfax’s Common stock, and Markel. Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel. Pursuant to these agreements Colfax sold 2,170,139 to each of Mitchell P. Rales and Steven M. Rales and 1,085,070 to Markel of newly issued Colfax Common stock at $23.04 per share, for a total aggregate of $125 million.

We entered into the Deutsche Bank Credit Agreement on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and we terminated our Bank of America Credit Agreement (defined and further discussed below) as well as Charter’s outstanding indebtedness. The Deutsche Bank Credit Agreement has four tranches of term loans: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a $200 million term A-3 facility to be borrowed in Euros and (iv) a $900 million term B facility. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or EURIBOR plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 and 50 basis points, determined by our leverage ratio. Additionally, an original issue discount of $68.5 million and deferred financing fees of $5.1 million were recognized in connection with the Deutsche Bank Credit Agreement, which will be accreted to Interest expense primarily using the effective interest method. As a result of the increase in our borrowings and the associated Interest expense, including accretion of the related original issue discount and deferred financing fees, we expect that our Interest expense will be significantly higher in future periods.

As of December 31, 2011, we were party to a credit agreement (the “Bank of America Credit Agreement”), led and administered by Bank of America, which included a senior secured revolving credit facility and a term credit facility. As of December 31, 2011 and 2010, the term credit facility bore interest of 2.55% and 2.76%, respectively, which included a margin of 2.25% and 2.50%, respectively. There was $72.5 million and $82.5 million outstanding under the term credit facility as of December 31, 2011 and 2010, respectively. During the first quarter of 2011, the Credit Agreement was amended to, among other items, eliminate the $6.0 million commitment of a defaulted lender, which resulted in a reduction of the revolving credit facilities’ total capacity from $150.0 million to $144.0 million. As of December 31, 2011, there was $39.0 million outstanding on the revolving credit facility. There were no amounts outstanding on the revolving credit facility as of December 31, 2010. As of December 31, 2011 and 2010, there was $12.9 million and $14.1 million, respectively, outstanding on the letter of credit sub-facility, resulting in available capacity of $92.1 million and $129.9 million, respectively. We are also party to additional letter of credit facilities with total capacity of $48.8 million and $21.0 million outstanding as of December 31, 2011. In the first quarter of 2012, our total capacity under letter of credit facilities increased to $213.9 million. Upon the early termination of the Bank of America Credit Agreement, we incurred a total pre-tax charge of $1.5 million in the first quarter of 2012, which includes the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss for the related interest rate swap.

In connection with the Deutsche Bank Credit Agreement, we have pledged substantially all of our domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to our U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed our obligations on borrowings of one of our European subsidiaries, as well as pledged substantially all of the assets for such borrowings of this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting our ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring us to maintain a total leverage ratio of not more than 4.95 to 1.0 and a minimum interest coverage ratio of 2.0 to 1.0, measured at the end of each quarter, through 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in 2012 until it reaches 3.0 to 1.0 for 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loans and Revolver and foreclose on the collateral. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2011, we had $75.1 million of Cash and cash equivalents, an increase of $14.6 million from $60.5 million as of December 31, 2010. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net cash provided by operating activities	$57.2	$62.0	$38.7

Purchases of fixed assets, net	(14.8)	(12.5)	(11.0)
Acquisitions, net of cash received	(56.3)	(28.0)	(1.7)
Other sources, net	1.1	0.1	0.2
Net cash used in investing activities	(70.0)	(40.4)	(12.5)

Proceeds from (repayments of) borrowings, net	29.0	(8.8)	(5.0)
Other sources (uses), net	3.7	0.8	(0.4)
Net cash provided by (used in) financing activities	32.7	(8.0)	(5.4)

Effect of exchange rates on Cash and cash equivalents	(5.3)	(3.0)	0.4

Increase in Cash and cash equivalents	$14.6	$10.6	$21.2

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding. Changes in significant operating cash flow items are discussed below.

•	Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $7.9 million, $11.4 million and $19.7 million for asbestos-related costs paid, net of insurance settlements received compared during 2011, 2010 and 2009, respectively.

•	Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2011, 2010 and 2009, cash contributions for defined benefit and other post-employment benefit plans were $9.3 million, $12.1 million and $8.3 million, respectively.

•	During 2011, 2010 and 2009, cash payments of $6.8 million, $16.3 million and $7.9 million, respectively were made related to our restructuring initiatives.

•	Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During 2011, net working capital increased, primarily due to an increase in Trade receivables, net which reduced our cash flows from operating activities. A decrease in net working capital, primarily as a result of a decrease in Inventories, net, positively impacted cash flows from operating activities during 2010 and 2009.

Cash flows from investing activities consist primarily of cash flows related to acquisitions and the purchase of fixed assets. During the 2011, we used $29.6 million more cash in our investing activities in comparison to 2010. The fluctuation in cash flows from our investing activities was primarily due to an increase of $28.3 million in net cash flows related to acquisitions. In all periods presented, capital expenditures were invested in new and replacement machinery, equipment and information technology. We generally target capital expenditures at approximately 2.0% to 2.5% of annual revenues.

Cash flows from financing activities generally consist of the borrowing and repayment of our long-term indebtedness. During 2011, we had net borrowings of $29.0 million in comparison to net repayments of $8.8 million during 2010. Net borrowings during 2011 were primarily related to the funding of the Company’s acquisitions of Rosscor and COT-Puritech. See “—Borrowing Arrangements” above for additional information regarding our outstanding indebtedness as of December 31, 2011.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2011.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$10.0	$101.5	$—	$—	$111.5
Interest payments on debt(1)	0.5	4.7	—	—	5.2
Foreign exchange option contract(2)	6.2	—	—	—	6.2
Operating leases	3.9	6.1	3.0	1.9	14.9
Capital leases	0.1	0.1	—	—	0.2
Purchase obligations(3)	51.8	0.7	0.3	0.2	53.0
Total	$72.5	$113.1	$3.3	$2.1	$191.0

(1)	Includes estimated interest rate swap payments. Variable interest payments are estimated using a static rate of 4.6%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

(3)	Represents the settlement of a foreign exchange option contract entered into related to the Charter Acquisition. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our derivative instruments.

We have cash funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2011, which are estimated to be approximately $3.0 million for the year ended December 31, 2012. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, and deferred income taxes, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements other than outstanding letters of credit of $33.9 million and $25.4 million of bank guarantees at December 31, 2011 and future operating lease payments of $14.9 million.

The Company and its subsidiaries have in the past divested certain of its businesses and assets. In connection with these divestitures, certain representations, warranties and indemnities were made to purchasers to cover various risks or unknown liabilities. We cannot estimate the potential liability, if any, that may result from such representations, warranties and indemnities because they relate to unknown and unexpected contingencies; however, we do not believe that any such liabilities will have a material adverse effect on our financial condition, results of operations or liquidity.

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

We believe the following accounting policies are the most critical in that they are important to the financial statements and they require the most difficult, subjective or complex judgments in the preparation of the financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

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

We have projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts. This methodology is based upon risk equations, exposed population estimates, mortality rates, and other demographic statistics. In applying the Nicholson methodology for each subsidiary we performed: 1) an analysis of the estimated population likely to have been exposed or claim to have been exposed to products manufactured by the subsidiaries based upon national studies undertaken of the population of workers believed to have been exposed to asbestos; 2) the use of epidemiological and demographic studies to estimate the number of potentially exposed people that would be likely to develop asbestos-related diseases in each year; 3) an analysis of the subsidiaries’ recent claims history to estimate likely filing rates for these diseases and 4) an analysis of the historical asbestos liability costs to develop average values, which vary by disease type, jurisdiction and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims. Our projections, based upon the Nicholson methodology, estimate both claims and the estimated cash outflows related to the resolution of such claims for periods up to and including the endpoint of asbestos studies referred to in item 2) above. It is our policy to record a liability for asbestos-related liability costs for the longest period of time that we can reasonably estimate.

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

Each subsidiary has separate insurance coverage acquired prior to our ownership of each independent entity. In our evaluation of the insurance asset, we use differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

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

As of December 31, 2011, we had total asbestos liabilities, including current portion, of $431.1 million and total asbestos insurance assets, including current portion, of $370.3 million. See Note 17, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements for additional information regarding our asbestos liabilities and insurance assets.

Retirement Benefits

Pension obligations and other post-retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post-retirement expense recognized in future periods. These assumptions may also have an effect on the amount and timing of future cash contributions. See Note 13, “Defined Benefit Plans” in the accompanying Notes to Consolidated Financial Statements for further information.

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

During 2010, we changed the date of our annual Goodwill and indefinite-lived intangible assets impairment testing from the last day of the fourth quarter to the first day of the fourth quarter. We adopted this change in timing in order to provide additional time to quantify the fair value of our reporting units and, if necessary, to determine the implied fair value of goodwill. This change in timing will also reduce the likelihood that the annual impairment analysis would not be completed by the required filing date of our annual financial statements. The revised date also better aligns with our strategic planning and budgeting process, which is an integral component of the impairment testing. In accordance with accounting principles generally accepted in the U.S., the Company will also perform interim impairment testing should circumstances requiring it arise. We believe this accounting change is preferable and does not result in the delay, acceleration, or avoidance of an impairment charge.

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is not likely for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is likely for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s Goodwill over its implied fair value should such a circumstance arise.

We measure fair value of reporting units based on a present value of future discounted cash flows or a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization in estimating the fair value of the reporting units.

The analysis performed as of October 1, 2011, October 2, 2010 and December 31, 2009 indicated no impairment to be present. However, actual results could differ from our estimates and projections, which would affect the assessment of impairment. As of December 31, 2011, we have Goodwill of $204.8 million that is subject to at least annual review of impairment. See Note 7, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

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

During 2011, the valuation allowance increased from $52.9 million to $79.9 million with $16.7 million and $10.3 million of the increase recognized in Provision for income taxes and in Accumulated other comprehensive loss, respectively. The $27.0 million net increase in 2011 was primarily attributable to U.S. deferred tax assets we believe may not be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the total U.S. deferred tax asset could be realized on a more likely than not basis. The Charter Acquisition and related financing may significantly impact expected future U.S. taxable income and may result in significant additional valuation allowances in the first quarter of 2012.

During 2010, the valuation allowance increased from $45.1 million to $52.9 million with $4.2 million and $3.6 million of the increase recognized in Provision for income taxes and in Accumulated other comprehensive loss, respectively. The $7.8 million net increase in 2010 was primarily attributable to U.S. deferred tax assets we believe may not be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the total U.S. deferred tax asset could be realized on a more likely than not basis.

The determination of our Provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite the belief that the tax return positions are fully supportable, we believe that certain positions may be successfully challenged. When facts and circumstances change, the reserves are adjusted through the Provision for income taxes. Tax benefits are not recognized until minimum recognition thresholds are met as prescribed by applicable accounting standards.

Revenue Recognition

We recognize revenue and costs from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectibility is probable. Product delivery occurs when title and risk of loss transfer to the customer. Our shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price for the products purchased. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $2.6 million as of both December 31, 2011 and 2010, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The foregoing criteria are used for all classes of customers including original equipment manufacturers, distributors, government contractors and other end users.

Stock-Based Compensation

Pursuant to our 2008 Omnibus Incentive Plan, our Board of Directors may make awards in the form of shares of restricted stock, stock options and restricted stock units and other stock-based awards. We measure and recognize the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period or vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We have equity incentive plans to encourage employees and non-employee directors to remain with us and to more closely align their interests with those of our shareholders.

For purposes of calculating stock-based compensation expense, the fair value of restricted stock or restricted stock units granted is equal to the market value of a share of Common stock on the date of the grant. For grants that were awarded on May 7, 2008 in conjunction with our initial public offering, we used the initial public offering price as the fair value of the restricted stock and restricted stock units granted. For stock options, we estimate the fair value on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. One key input into the model is the fair value of our Common stock on the date of grant, the initial public offering price in the case of stock options issued on May 7, 2008. Other key variables in the Black-Scholes option-pricing model include the expected volatility of our Common stock price, the expected term of the award and the risk-free interest rate. In addition, we are required to estimate forfeitures of unvested awards when recognizing compensation expense. Significant assumptions used to calculate stock-based compensation expense for awards granted during the years ended December 31, 2011 and 2010 were a stock price volatility of 52.5% and 52.2%, respectively, an expected option life of 4.5 years for both years, a risk-free interest rate based on the 5-year treasury note yield on the date of grant ranging from 1.0% to 2.2% in 2011 and 1.1% to 2.6% in 2010 and a 0% expected dividend yield for both years.

Stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $4.9 million, $3.1 million and $2.6 million, respectively. We cannot predict with certainty the impact of stock-based compensation expense to be recognized in the future because the actual amount of stock-based compensation expense we record in any fiscal period will be dependent on a number of factors, including the number of shares subject to the stock awards issued, the fair value of our Common stock at the time of issuance and the expected volatility of our stock price over time. However, based on awards we currently expect to make in 2012, stock-based compensation expense for the year ended December 31, 2012 is projected to be approximately $6.0 million.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 3, “Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under our credit facility, all of our borrowings as of December 31, 2011 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2011 would have increased Interest expense on the unhedged portion of our borrowings by approximately $0.5 million. On January 11, 2012, we terminated the interest rate swap in conjunction with the repayment of the Bank of America Credit Facility. Additionally, our historical exposure to fluctuations in interest rates may not be indicative of our exposure in future periods due to Interest expense associated with our Deutsche Bank Credit Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Borrowing Arrangements” above for additional information regarding the Deutsche Bank Credit Agreement.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2011, approximately 70% of our sales were derived from operations outside the U.S., with approximately 57% generated from our European operations. In particular, we have more sales in European currencies than we have expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. To assist with the matching of revenues and expenses and assets and liabilities in foreign currencies, we may periodically enter into derivative instruments such as cross currency swaps or forward contracts.

During 2011, we entered into foreign exchange contracts in order to mitigate the potential foreign exchange risk through the closing date of the Charter Acquisition. The notional amount of these contracts was a total of 2.7 billion GBP, or $4.4 billion, the fair value as of December 31, 2011 was a liability of $15.0 million, and $21.0 million of unrealized losses were recognized in Charter acquisition-related expense in the accompanying Consolidated Statement of Operations during 2011. During the first quarter of 2012, we realized $28.2 million of losses related to foreign exchange contracts used to mitigate the foreign exchange risk related to the Charter Acquisition and recognized an additional loss of $7.2 million.

To illustrate the potential impact of changes in foreign currency exchange rates, assuming a 10% increase in average foreign exchange rates compared to the U.S. dollar, Income before income taxes would have increased by $2.7 million during 2011.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2011, we had no open commodity futures contracts.

See Note 14, “Financial Instruments” in our Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding our derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Colfax Corporation

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Colfax Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rosscor Holding, B.V. (“Rosscor”) and COT-Puritech, Inc. (“COT-Puritech”), which are included in the 2011 consolidated financial statements of the Company and collectively constitute 8% and 10% of total and net assets, respectively as of December 31, 2011 and 9% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company did not include an evaluation of the internal control over financial reporting of Rosscor and COT-Puritech.

In our opinion, Colfax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011 of Colfax Corporation and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 23, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 23, 2012

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Net sales	$693,392	$541,987	$525,024
Cost of sales	453,293	350,579	339,237
Gross profit	240,099	191,408	185,787
Selling, general and administrative expense	144,817	119,426	112,503
Research and development expense	5,707	6,205	5,930
Charter acquisition-related expense	31,052	—	—
Restructuring and other related charges	9,680	10,323	18,175
Asbestos liability and defense cost (income)	12,237	7,876	(2,193)
Asbestos coverage litigation expense	10,700	13,206	11,742
Operating income	25,906	34,372	39,630
Interest expense	5,919	6,684	7,212
Income before income taxes	19,987	27,688	32,418
Provision for income taxes	15,432	11,473	8,621
Net income	$4,555	$16,215	$23,797
Net income per share – basic and diluted	$0.10	$0.37	$0.55

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,108	$60,542
Trade receivables, less allowance for doubtful accounts of $2,578 and $2,562	117,475	98,070
Inventories, net	56,136	57,941
Deferred income taxes, net	9,407	6,108
Asbestos insurance asset	43,452	34,117
Asbestos insurance receivable	33,696	46,108
Prepaid expense	9,190	11,851
Other current assets	6,744	6,319
Total current assets	351,208	321,056
Deferred income taxes, net	43,989	52,385
Property, plant and equipment, net	90,939	89,246
Goodwill	204,844	172,338
Intangible assets, net	41,029	28,298
Long-term asbestos insurance asset	326,838	340,234
Long-term asbestos insurance receivable	14,034	5,736
Other assets	15,662	12,784
Total assets	$1,088,543	$1,022,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	54,035	50,896
Accrued asbestos liability	48,700	37,875
Accrued payroll	22,682	21,211
Advance payment from customers	14,704	17,250
Accrued taxes	4,911	6,173
Accrued restructuring liability	4,573	2,180
Other accrued liabilities	80,437	45,925
Total current liabilities	240,042	191,510
Long-term debt, less current portion	101,518	72,500
Long-term asbestos liability	382,394	391,776
Pension and accrued post-retirement benefits	140,429	112,257
Deferred income tax liability	13,145	13,529
Other liabilities	21,740	24,134
Total liabilities	899,268	805,706
Shareholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,697,570 and 43,413,553 issued and outstanding	44	43
Additional paid-in capital	415,527	406,901
Accumulated deficit	(55,503)	(60,058)
Accumulated other comprehensive loss	(170,793)	(130,515)
Total shareholders’ equity	189,275	216,371
Total liabilities and shareholders’ equity	$1,088,543	$1,022,077

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2008	$43	$400,259	$(100,070)	$(118,857)	$181,375
Comprehensive income (loss):
Net income	—	—	23,797	—	23,797
Foreign currency translation, net of income taxes of $(7)	—	—	—	5,401	5,401
Unrealized loss on hedging activities	—	—	—	(866)	(866)
Changes in unrecognized pension and other postretirement benefit cost, net of income taxes of $(572)	—	—	—	(910)	(910)
Amounts reclassified to Net income:
Realized loss on hedging activities	—	—	—	2,881	2,881
Net pension and other postretirement benefit cost, net of income taxes of $1,438	—	—	—	2,554	2,554
Total comprehensive income	—	—	23,797	9,060	32,857
Stock-based award activity	—	2,593	—	—	2,593
Balance at December 31, 2009	43	402,852	(76,273)	(109,797)	216,825
Comprehensive income (loss):
Net income	—	—	16,215	—	16,215
Foreign currency translation, net of income taxes of $(1,224)	—	—	—	(8,260)	(8,260)
Unrealized loss on hedging activities	—	—	—	(1,201)	(1,201)
Changes in unrecognized pension and other postretirement benefit cost, net of income taxes of $(1,717)	—	—	—	(18,690)	(18,690)
Amounts reclassified to Net income:
Realized loss on hedging activities	—	—	—	2,447	2,447
Net pension and other postretirement benefit cost, net of income taxes of $89	—	—	—	4,986	4,986
Total comprehensive income (loss)	—	—	16,215	(20,718)	(4,503)
Stock-based award activity	—	4,049	—	—	4,049
Balance at December 31, 2010	43	406,901	(60,058)	(130,515)	216,371
Comprehensive income (loss):
Net income	—	—	4,555	—	4,555
Foreign currency translation, net of income taxes of $(18)	—	—	—	(11,465)	(11,465)
Unrealized loss on hedging activities	—	—	—	(161)	(161)
Changes in unrecognized pension and other postretirement benefit cost, net of income taxes of $(654)	—	—	—	(34,291)	(34,291)
Amounts reclassified to Net income:
Realized loss on hedging activities	—	—	—	1,479	1,479
Net pension and other postretirement benefit cost, net of income taxes of $114	—	—	—	4,160	4,160
Total comprehensive income (loss)	—	—	4,555	(40,278)	(35,723)
Stock-based award activity	1	8,626	—	—	8,627
Balance at December 31, 2011	$44	$415,527	$(55,503)	$(170,793)	$189,275

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$4,555	$16,215	$23,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	22,598	16,130	15,074
Stock-based compensation expense	4,908	3,137	2,593
Unrealized loss on acquisition-related foreign currency derivatives	21,146	—	—
Amortization of deferred loan costs	735	677	677
Loss (gain) on sale of fixed assets	679	90	(64)
Deferred income tax (benefit) expense	(1,722)	(296)	2,689
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(5,972)	(6,060)	16,280
Inventories, net	10,844	11,598	10,763
Accounts payable and accrued expenses, excluding asbestos-related accrued expenses	(10,902)	21,759	(20,899)
Other current assets	514	(934)	2,605
Asbestos liability and asbestos-related accrued expense, net of asbestos insurance asset and receivable	15,035	9,659	(10,166)
Changes in other operating assets and liabilities	(5,265)	(10,010)	(4,645)
Net cash provided by operating activities	57,153	61,965	38,704

Cash flows from investing activities:
Purchase of fixed assets	(14,786)	(12,527)	(11,006)
Acquisitions, net of cash received	(56,346)	(27,960)	(1,678)
Proceeds from sale of fixed assets	1,162	74	219
Net cash used in investing activities	(69,970)	(40,413)	(12,465)

Cash flows from financing activities:
Payments under term credit facility	(10,000)	(8,750)	(5,000)
Proceeds from borrowings on revolving credit facilities	141,203	5,500	—
Repayments of borrowings on revolving credit facilities	(102,180)	(5,500)	—
Payments on capital leases	—	(205)	(417)
Proceeds from stock-based awards	3,719	912	—
Net cash provided by (used in) financing activities	32,742	(8,043)	(5,417)

Effect of foreign exchange rates on Cash and cash equivalents	(5,359)	(2,930)	379

Increase in Cash and cash equivalents	14,566	10,579	21,201
Cash and cash equivalents, beginning of period	60,542	49,963	28,762
Cash and cash equivalents, end of period	$75,108	$60,542	$49,963

Supplemental Disclosure of Cash Flow Information:
Interest payments	$5,209	$6,105	$6,615
Income tax payments, net	16,731	5,819	16,596

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Colfax Corporation (the “Company” or “Colfax”) is a global supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves. The Company has a global manufacturing footprint, with production facilities in Europe, North America and Asia, as well as worldwide sales and distribution channels. The Company’s products serve a variety of applications in five strategic end markets: commercial marine, oil and gas, power generation, defense and general industrial. Colfax designs and engineers its products to high quality and reliability standards for use in critical fluid-handling applications where performance is paramount, and it offers customized fluid-handling solutions to meet individual customer needs based on its in-depth technical knowledge of the applications in which its products are used. The Company’s products are marketed principally under the Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC, COT-Puritech, Portland Valve, Tushaco, Warren, and Zenith brand names.

On January 13, 2012, the Company completed an acquisition of Charter International plc (“Charter”) pursuant to which Charter became Colfax’s wholly owned subsidiary (the “Charter Acquisition”). The addition of Charter to the Company’s operations will significantly transform the Company’s organization and nature of operations. See Note 4, “Acquisitions” for additional information regarding the Charter Acquisition.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method to account for any equity investments in instances in which it owns Common stock or similar interests and has the ability to exercise significant influence, but does not have control over the investee.

Revenue Recognition

The Company generally recognizes revenues and costs from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectibility is reasonably assured. Product delivery occurs when title and risk of loss transfer to the customer. The Company’s shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipments, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the sales price for the products sold. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement.

In some cases, customer contracts may include multiple deliverables for product shipments and installation or maintenance labor. Deliverables are determined to be separate units of accounting if they have standalone value and there is a general right of return relative to the deliverable. Revenues from product shipments on this type of contract are recognized when title and risk of loss transfer to the customer, and the service revenue components are recognized as services are performed.

Customers may also request that the Company store products on their behalf until the product is needed. Under these arrangements, revenue is recognized when title and risk of loss have passed to the customer.

Amounts billed for shipping and handling are recorded as revenue. Shipping and handling expenses are recorded as a component of Cost of sales. Progress billings are generally shown as a reduction of Inventories, net unless such billings are in excess of accumulated costs, in which case such balances are included in Advance payment from customers in the Consolidated Balance Sheets.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis in the Consolidated Statements of Operations and are recorded as a component of Accrued taxes in the Consolidated Balance Sheet until remitted to the respective taxing authority.

Research and Development Expense

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs of $1.2 million, $0.5 million, and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Trade Receivables

Accounts receivable are presented net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts based upon estimates of amounts deemed uncollectible and a specific review of significant delinquent accounts factoring in current and expected economic conditions. Estimated losses are based on historical collection experience, and are reviewed periodically by management.

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost or market. Cost is primarily determined using the first-in, first-out method. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records as a charge to Cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Property, Plant and Equipment

Property, plant and equipment, net are stated at historical cost, which includes the fair values of such assets acquired. Depreciation of Property, plant and equipment is recorded on a straight-line basis over estimated useful lives and is included as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. Assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the lease terms, which range from three to 15 years. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset.

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

During the year ended December 31, 2010, the Company changed the date of its annual impairment test for Goodwill and indefinite-lived intangible assets from the last day of the fourth quarter to the first day of the fourth quarter. The Company adopted this change in timing in order to provide additional time to quantify the fair value of its reporting units and, if necessary, to determine the implied fair value of Goodwill. This change in timing will also reduce the likelihood that the annual impairment analysis would not be completed by the required filing date of the Company’s Consolidated Financial Statements. The revised date also better aligns with our strategic planning and budgeting process, which is an integral component of the impairment testing. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company will also perform interim impairment testing should circumstances requiring it arise. We believe this accounting change is preferable and does not result in the delay, acceleration, or avoidance of an impairment charge.

In the evaluation of Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is not likely for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is likely for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. If the carrying value of a reporting unit exceeds its fair value, the Goodwill attributable to that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s Goodwill over its implied fair value should such a circumstance arise.

The Company measures fair value of reporting units based on a present value of future discounted cash flows or a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted-average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization in estimating the fair value of the reporting units.

The Company tests its indefinite-lived intangible assets for impairment using the “relief from royalty” method. Significant estimates in this approach include royalty and discount rates for each trade name evaluated.

The analysis performed as of October 1, 2011, October 2, 2010 and December 31, 2009 indicated no impairment to be present.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangibles primarily represent acquired customer relationships, acquired order backlog, acquired technology and software license agreements. Acquired order backlog is amortized in the same period the corresponding revenue is recognized. A portion of the Company’s acquired customer relationships is being amortized over seven years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangibles are being amortized on a straight-line basis over their estimated useful lives, generally ranging from three to 20 years.

The Company assesses its long-lived assets other than Goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company recorded asset impairment losses totaling $0.1 million and $0.6 million during the years ended December 31, 2011 and 2009, respectively, in connection with facility closures as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. No such impairments were recorded during the year ended December 31, 2010.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Derivatives

Derivative instruments are included in the Consolidated Balance Sheets in either Other current assets, Other assets, Other accrued liabilities or Other liabilities depending upon their respective fair value and maturity date.

The Company designates a portion of its derivative instruments as cash flow hedges for accounting purposes. For all derivatives designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Company assesses whether the hedging relationship between the derivative and the hedged item is highly effective at offsetting changes in the cash flows both at inception of the hedging relationship and on an ongoing basis. Unrealized gains and losses are recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets to the extent that it is effective at offsetting changes in the hedged cash flows. Realized gains and losses and any change in the fair value that is not effective at offsetting changes in the cash flows or fair values of the hedged item are reclassified to the Consolidated Statement of Operations, specifically to Interest expense in the case of interest rate swaps. Changes in the fair value of certain derivatives not designated as hedges, related to the Charter Acquisition are recognized in Charter acquisition-related expense in the Consolidated Statement of Operations, while the changes in the fair value of all other derivatives not designated as hedges are recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

See Note 14, “Financial Instruments” for further information regarding the Company’s derivative instruments.

Self-Insurance

The Company is self-insured for a portion of its product liability, workers’ compensation, general liability, medical coverage and certain other liability exposures. The Company accrues loss reserves up to the retention amounts when such amounts are reasonably estimable and probable. The Company’s reserves, included in Other accrued liabilities in the Consolidated Balance Sheets, related to self-insurance are as follows:

	December 31,
	2011	2010
	(In thousands)
Medical insurance	$1,086	$702
Workers’ compensation	246	153
Total self-insurance reserves	$1,332	$855

Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers and included in Cost of sales in the Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The activity in the Company’s warranty liability, which is included in Other accrued liabilities in the Company’s Consolidated Financial Statements consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Warranty liability, beginning of period	$2,963	$2,852	$3,108
Accrued warranty expense	2,491	2,079	1,651
Changes in estimates related to pre-existing warranties	(368)	(589)	(798)
Cost of warranty service work performed	(2,479)	(1,264)	(1,191)
Acquisitions	477	—	—
Foreign exchange translation effect	(97)	(115)	82

Warranty liability, end of period	$2,987	$2,963	$2,852

Income Taxes

Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on Deferred income tax assets and liabilities of a change in tax rates is generally recognized in Provision for income taxes in the period that includes the enactment date.

Valuation allowances are recorded if it is more likely than not that some portion of the Deferred income taxes will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of the Company’s valuation allowance, it records a change in the valuation allowance through the Provision for income taxes or Accumulated other comprehensive loss in the period such determination is made.

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

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated Balance Sheets are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations for that period. The net foreign currency transaction gain (loss) was $0.2 million, $(0.4) million and $(1.4) million for the years ended December 31, 2011, 2010 and 2009, respectively.

Debt Issuance Costs

Costs directly related to the placement of debt are capitalized and amortized using the straight-line method, which approximates the effective interest method over the term of the related obligation. Deferred issuance costs of $4.3 million and $1.6 million, respectively, were included in Other assets in the Consolidated Balance Sheets as of December 31, 2011 and 2010 net of $2.5 million and $1.8 million, respectively, of accumulated amortization. Deferred issuance costs as of December 31, 2011 include $3.3 million of issuance costs incurred related to the Company’s Deutsche Bank Credit Agreement (as defined and further discussed in Note 10, “Debt”).

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Use of Estimates

The Company makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the period presented. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations.

3. Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other” (“ASU No. 2011-08”). ASU No. 2011-08 was intended to reduce the complexity and cost by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted ASU No. 2011-08 in conjunction with its October 1, 2011 Goodwill impairment analysis. The adoption of ASU No. 2011-08 did not have an impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU No. 2009-13”). ASU No. 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting. The Company adopted the provisions of ASU No. 2009-13 prospectively beginning January 1, 2011. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s Consolidated Financial Statements.

4. Acquisitions

Charter International plc

On January 13, 2012, Colfax Corporation completed the Charter Acquisition for a total purchase price of $2.6 billion. Under the terms of the Charter Acquisition, Charter shareholders received 730 pence in cash and 0.1241 newly issued shares of Colfax Corporation Common stock in exchange for each share of Charter’s ordinary stock. Charter is a global industrial manufacturing company focused on welding, cutting and automation and air and gas handling. The acquisition is expected to:

•	enhance the Company’s business profile by providing a meaningful recurring revenue stream and considerable exposure to emerging markets;

•	enable Colfax to benefit from strong secular growth drivers, with a balance of short- and long-cycle businesses; and

•	provide an additional growth platform in the fragmented fabrication technology industry.

See Note 10, “Debt” and Note 11, “Shareholders’ Equity” for discussion of the respective financing components of the Charter Acquisition.

During the year ended December 31, 2011, the Company incurred $31.1 million of advisory, legal, audit, valuation and other professional service fees and unrealized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition, which are included in Charter acquisition-related expense in the Consolidated Statement of Operations. As of December 31, 2011, $29.4 million and $2.0 million related to these expenses were included in Other accrued liabilities and Accounts payable, respectively, in the Consolidated Balance Sheet. See Note 14, “Financial Instruments” for additional information regarding the Company’s derivative instruments.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The Charter Acquisition will be accounted for using the acquisition method of accounting and accordingly, the Consolidated Financial Statements will include the financial position and results of operations from the date of acquisition. The following unaudited proforma financial information presents Colfax’s consolidated financial information assuming the acquisition had taken place on January 1, 2010. These amounts are presented in accordance with U.S. GAAP, consistent with the Company’s accounting policies.

	Year Ended December 31,
	2011	2010
	(Unaudited, in thousands)
Net sales	$3,776,774	$3,204,619
Net (loss) income available to Colfax common shareholders	(16,124)	4,864

The following table summarizes the Company’s best estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition. These amounts are determined based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

January 13,
2012
(In thousands)
Trade receivables	$671,914
Inventories	469,172
Property, plant and equipment	591,265
Goodwill	1,635,679
Intangible assets	715,643
Accounts payable	(511,481)
Debt	(396,701)
Other assets and liabilities, net	(387,183)
2,788,308
Less: net assets attributable to noncontrolling interest	(236,257)
Net cash consideration	$2,552,051

The following table summarizes Intangible asset acquired, excluding Goodwill:

	Intangible	Weighted-Average
	Asset	Amortization
	(In thousands)	Period (Years)

Trade names – indefinite life	$363,628	n/a
Customer relationships	215,310	7.10
Acquired technology	77,485	10.33
Backlog	54,805	1.00
Trademarks	4,415	5.00
Intangible assets	$715,643	6.84

The following acquisitions were accounted for using the acquisition method of accounting and, accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective date of acquisition:

COT-Puritech, Inc.

On December 6, 2011, the Company completed the acquisition of COT-Puritech, Inc. (“COT-Puritech”), a domestic supplier of oil flushing and remediation services to power generation plants, refinery and petrochemical operators and other industrial manufacturing sites, with primary operations based in Canton, Ohio, for a total purchase price, net of cash acquired, of $39.4 million which includes the fair value of estimated additional contingent cash payments of $4.3 million. The additional contingent cash payments will be paid over two years subject to the achievement of certain performance goals. As a result of this acquisition, the Company has expanded its lubrication services offerings in the oil and gas and power generation end markets to include oil flushing and remediation services. All Goodwill recognized related to this acquisition is expected to be deductible for income tax purposes.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following table summarizes the aggregate estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

December 6,
2011
(In thousands)
Trade receivables	$4,495
Inventories	229
Property, plant and equipment	1,948
Goodwill	25,073
Intangible assets	10,070
Accounts payable	(1,001)
Other assets and liabilities, net	(1,413)
Total purchase price, net of cash acquired (1)	$39,401

__________

(1)	See Note 14, “Financial Instruments” for discussion regarding the Company’s $4.3 million liability for contingent payment associated with the acquisition of COT-Puritech, which is included in the total purchase price.

The following table summarizes the Intangible assets acquired, excluding Goodwill:

	Intangible	Weighted-Average
	Asset	Amortization
	(In thousands)	Period (Years)
Customer relationships	$8,020	10.00
Trade names – Indefinite life	2,050	n/a
Intangible assets	$10,070

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

The following table summarizes the aggregate estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

February 14,
2011
(In thousands)
Trade receivables	$8,475
Inventories	11,439
Property, plant and equipment	1,121
Goodwill	10,212
Intangible assets	10,726
Accounts payable	(8,851)
Customer advance payments	(7,466)
Other assets and liabilities, net	(3,357)
Net cash consideration	$22,299

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following table summarizes the Intangible assets acquired, excluding Goodwill:

	Intangible	Weighted-Average
	Asset	Amortization
	(In thousands)	Period (Years)
Backlog	$1,828	0.98
Acquired technology	8,898	20.00
Intangible assets	$10,726	16.76

Baric Group

On August 19, 2010, the Company completed the acquisition of Baric Group (“Baric”) for $27.0 million, net of cash acquired. Additionally, during the year ended December 31, 2010, a final working capital settlement of $0.2 million was paid pursuant to terms of the purchase agreements. Baric is a supplier of highly engineered fluid-handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom. The Company recognized $12.9 million of Goodwill related to the Baric acquisition, none of which is expected to be deductible for income tax purposes.

The following table summarizes the Intangible assets acquired, excluding Goodwill:

	Intangible	Weighted-Average
	Asset	Amortization
	(In thousands)	Period (Years)
Acquired customer relationships	$7,053	10.00
Acquired technology	6,492	9.60
Backlog	3,339	2.30
Trade names – indefinite life	2,770	n/a
Other amortizable intangible assets	395	8.60
Intangible assets(1)	$20,049

__________

(1)	The weighted-average amortization period for total amortizable intangible assets related to the Baric acquisition is 8.3 years.

Fairmount Automation

On November 29, 2007, the Company acquired Fairmount Automation, Inc. (“Fairmount”), an original equipment manufacturer of mission critical programmable automation controllers in fluid-handling applications primarily for the U.S. Navy. During the year ended December 31, 2010, the final target under the purchase agreement was achieved, resulting in a contingent payment of $0.7 million, which was recorded as an increase in Goodwill.

5. Net Income Per Share

Net income per share was computed as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share data)
Net income	$4,555	$16,215	$23,797

Weighted-average shares of Common stock outstanding – basic	43,634,937	43,389,878	43,222,616
Net effect of potentially dilutive securities(1)	633,173	277,347	103,088
Weighted-average shares of Common stock outstanding – diluted	44,268,110	43,667,225	43,325,704

Net income per share – basic and diluted	$0.10	$0.37	$0.55

__________

(1)	Potentially dilutive securities consist of stock options and restricted stock units.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2011, 2010 and 2009 excludes approximately 0.5 million, 1.3 million and 0.6 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6.	Income Taxes

 Income before income taxes and Provision for income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
(Loss) income before income taxes:
Domestic operations	$(27,645)	$(12,737)	$698
Foreign operations	47,632	40,425	31,720
	$19,987	$27,688	$32,418

Provision for (benefit from) income taxes:
Current:
Federal	$182	$(30)	$(1,323)
State	(94)	261	344
Foreign	17,066	11,538	6,911
	$17,154	11,769	5,932
Deferred:
Domestic operations	—	—	2,241
Foreign operations	(1,722)	(296)	448
	(1,722)	(296)	2,689
	$15,432	$11,473	$8,621

The Company’s Provision for income taxes differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$6,995	$9,691	$11,346
State taxes	(421)	(5)	34
Effect of international tax rates	(2,988)	(2,522)	(2,260)
Changes in valuation allowance and tax reserves	11,177	3,827	(710)
Other	669	482	211
Provision for income taxes	$15,432	$11,473	$8,621

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2011		2010
	Current	Non-Current	Current	Non-Current
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$861	$38,311	$1,076	$28,688
Expenses currently not deductible	16,724	33,397	7,401	30,042
Net operating loss carryover	—	51,614	—	49,789
Tax credit carryover	—	5,882	—	5,728
Other	671	687	918	823
Total deferred tax assets	18,256	129,891	9,395	115,070
Valuation allowance	(8,062)	(71,793)	(2,987)	(49,904)
Deferred tax assets, net	$10,194	$58,098	$6,408	$65,166

Deferred tax liabilities:
Depreciation and amortization	$—	$13,437	$—	$14,901
Other	873	13,815	503	11,410
Total deferred tax liabilities	$873	$27,252	$503	$26,311

Total deferred tax assets, net	$9,321	$30,846	$5,905	$38,855

The Company presents net current and non-current tax assets and liabilities on the Consolidated Balance Sheet for each taxing jurisdiction. The above table is presented prior to the netting of the current and non-current deferred tax items. The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ending December 31, 2011, the valuation allowance increased from $52.9 million to $79.9 million with $16.7 million and $10.3 million of the increase recognized in Provision for income taxes and Accumulated other comprehensive loss, respectively. During the year ended December 31, 2010, the valuation allowance increased by $7.8 million, with $4.2 million and $3.6 million of the increase recognized in Provision for income taxes and Other comprehensive income, respectively, primarily due to U.S. deferred tax assets that the Company believed that it is more likely than not that they would be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $135.3 million expiring in years 2021 through 2031, and minimum tax credits of $1.9 million that may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits that have been offset by a valuation allowance. A portion of the Company’s net operating loss carryforwards relate to prior to the Company’s initial public offering, which was considered to be an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2011, 2010 and 2009, all undistributed earnings of the Company’s controlled international subsidiaries is considered to be permanently reinvested and no tax expense in the U.S. has been recognized under the applicable accounting standard, for these reinvested earnings. The amount of unremitted earnings from these international subsidiaries, subject to local statutory restrictions, as of December 31, 2011 is $194.8 million. The amount of deferred tax liability that would have been recognized had such earnings not been permanently reinvested is not reasonably determinable.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

In accordance with GAAP, the Company records a liability for unrecognized income tax benefits for the amount of benefit included in its previously filed income tax returns and in its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)
Balance, December 31, 2009	$8,746
Addition for tax positions taken in prior periods	590
Addition for tax positions taken in the current period	412
Reduction for tax positions taken in prior periods	(1,076)
Other, including the impact of foreign currency translation	(81)
Balance, December 31, 2010	8,591
Addition for tax positions taken in prior periods	685
Addition for tax positions taken in the current period	188
Reduction for tax positions taken in prior periods	(5,695)
Other, including the impact of foreign currency translation	(60)
Balance, December 31, 2011	$3,709

The Company’s total unrecognized tax benefits were $4.1 million and $8.9 million as of December 31, 2011 and 2010, respectively, inclusive of $0.4 million and $0.3 million, respectively, of interest and penalties. These amounts were offset in part by tax benefits of $0.5 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. The net liabilities for uncertain tax positions for the years ended December 31, 2011 and 2010 were $3.6 million and $8.3 million, respectively, and if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of Provision for income taxes, which amounted to $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company is subject to income tax in the U.S. (including state jurisdictions) and international locations. The Company’s significant operations outside the U.S. are located in Germany and Sweden. In Sweden, Germany and the U.S. tax years 2006 to 2011 remain subject to examination, and in the U.S. the tax year ending in 2003 that has U.S. tax attributes available that have been carried forward to open tax years or are available to be carried forward to future tax years also remains open for examination by federal and state tax authorities.

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

7.	Goodwill and Intangible Assets

  The following table summarizes the activity in Goodwill during the years ended December 31, 2011 and 2010:

(In thousands)
Balance, January 1, 2010	$163,418
Contingent purchase price payment for Fairmount acquisition	736
Goodwill attributable to Baric acquisition	12,940
Impact of foreign currency translation	(4,756)
Balance, December 31, 2010	172,338
Goodwill attributable to Rosscor acquisition	10,212
Goodwill attributable to COT-Puritech acquisition	25,073
Impact of foreign currency translation	(2,779)
Balance, December 31, 2011	$204,844

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following table summarizes the Intangible assets, excluding Goodwill:

	December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Acquired customer relationships	$29,798	$(12,987)	$22,084	$(10,719)
Trade names – indefinite life	6,803	—	4,819	—
Acquired technology	17,961	(2,791)	12,231	(3,331)
Acquired backlog	3,451	(2,033)	3,311	(474)
Other intangible assets	4,962	(4,135)	591	(214)
	$62,975	$(21,946)	$43,036	$(14,738)

See Note 4, “Acquisitions” for additional information regarding the activity in Goodwill and Intangible assets, net associated with acquisitions made by the Company during the periods presented.

Amortization expense related to amortizable intangible assets was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Selling, general and administrative expense	$7,821	$3,501	$2,578

Total amortization expense for amortizable intangible assets as of December 31, 2011 is expected to be $6.6 million, $4.0 million, $3.7 million, $3.3 million and $3.2 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

8.	Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2011	2010
	(In years)	(In thousands)
Land	n/a	$14,786	$15,106
Buildings and improvements	5-40	38,642	39,666
Machinery and equipment	3-15	134,548	121,933
Software	3-5	16,948	17,063
		204,924	193,768
Accumulated depreciation		(113,985)	(104,522)
Property, plant and equipment, net		$90,939	$89,246

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2011, 2010 and 2009, was $13.1 million, $12.1 million and $11.8 million, respectively. These amounts include depreciation expense related to software for the years ended December 31, 2011, 2010 and 2009 of $1.7 million, $1.9 million and $1.7 million, respectively.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

9.	Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Raw materials	$25,241	$23,758
Work in process	26,376	32,224
Finished goods	20,378	20,121
	71,995	76,103
Less: customer progress billings	(9,124)	(10,385)
Less: allowance for excess, slow-moving and obsolete inventory	(6,735)	(7,777)
Inventories, net	$56,136	$57,941

10.	Debt

Long-term debt consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Term credit facility	$72,500	$82,500
Revolving credit facility	39,018	—
Total Debt	111,518	82,500
Less: current portion	(10,000)	(10,000)
Long-term debt	$101,518	$72,500

As of December 31, 2011 and 2010, the Company was party to a credit agreement (the “Bank of America Credit Agreement”), led and administered by Bank of America, which is a senior secured structure with a revolving credit facility and term credit facility. During the year ended December 31, 2011, the Credit Agreement was amended to, among other items, eliminate the $6.0 million commitment of a defaulted lender, which resulted in a reduction of the revolving credit facility’s total capacity from $150.0 million to $144.0 million.

The term credit facility bears interest at the London Interbank Offered Rate plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at the end of each quarter. As of December 31, 2011 and 2010, the interest rate was 2.55% and 2.76%, respectively, inclusive of a margin of 2.25% and 2.50%, respectively.

The revolving credit facility contains a $50.0 million letter of credit sub-facility, a $25.0 million swing line loan sub-facility and permits borrowings in dollars, Euros and sterling, subject to certain limits. The annual commitment fee on the revolver ranges from 0.4% to 0.5% determined by the Company’s total leverage ratio calculated at the end of each quarter. As of December 31, 2011 and 2010, the commitment fee was 0.4% and 0.5%, respectively, and there was $12.9 million and $14.1 million outstanding on the letter of credit sub-facility, respectively. As of December 31, 2011, the Company’s availability under the revolving credit facility was $92.1 million.

The Company is also party to additional letter of credit facilities with total capacity of $48.8 million and $21.0 million outstanding as of December 31, 2011.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The contractual maturities of the Company’s debt as of December 31, 2011 are as follows(1):

(In thousands)
2012	$10,000
2013	101,518
Total	$111,518

 __________

(1)	The Company’s contractual maturities as of December 31, 2011 represent amounts payable under the Bank of America Credit Facility, which was terminated on January 13, 2012.

On January 13, 2012, the Company terminated the Bank of America Credit Facility in conjunction with the financing of the Charter Acquisition. Upon the early termination of the Bank of America Credit Agreement, the Company incurred a total pre-tax charge of $1.5 million, which includes the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss for the related interest rate swap.

On January 13, 2012 and January 25, 2012, Colfax issued four tranches of term loans: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a $200 million term A-3 facility to be borrowed in Euros and (iv) a $900 million term B facility pursuant to a credit agreement (the “Deutsche Bank Credit Agreement”) with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. As of December 31, 2011, the Company had $3.3 million of deferred financing fees related to the Deutsche Bank Credit Agreement included in Other assets in the Consolidated Balance sheet, which will be accreted to Interest expense using the effective interest method.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of the assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 4.95 to 1.0 and a minimum interest coverage ratio of 2.0 to 1.0, measured at the end of each quarter, through the year ended December 31, 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in the year ended December 31, 2012 until it reaches 3.0 to 1.0 for the year ended December 31, 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ended December 31, 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for the year ended December 31, 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loans and Revolver and foreclose on the collateral. In addition, the Bank of America Credit Agreement contained financial covenants requiring the Company to maintain a total leverage ratio of not more than 3.25 to 1.0 and a fixed charge coverage ratio of not less than 1.50 to 1.0, measured at the end of each quarter. If the Company was not in compliance with the various covenants under the Bank of America Credit Agreement and related agreements, the lenders could have, subject to various customary cure rights, required the immediate payment of all amounts outstanding under the term credit facility and revolving credit facility.

11.	Shareholders’ Equity

Common and Preferred Stock

During the years ended December 31, 2011 and 2010, 248,017 and 194,999 shares of Common stock, respectively, were issued in connection with stock option exercises and employee share-based payment arrangements that vested during the year.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

On January 24, 2012, following approval by the Company’s stockholders, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares from 210,000,000 shares to 420,000,000 shares, comprised of an increase in Common stock from 200,000,000 shares to 400,000,000 shares and an increase in Preferred stock from 10,000,000 shares to 20,000,000 shares.

In connection with the financing of the Charter Acquisition, on January 24, 2012, the Company sold (i) 14,756,945 newly issued shares of Colfax Common stock and (ii) 13,877,552 shares of newly created Series A perpetual convertible preferred stock, referred to as the Series A Preferred Stock, for an aggregate of $680 million (representing $24.50 per share of Series A Preferred Stock and $23.04 per share of Common stock) pursuant to a securities purchase agreement (the “BDT Purchase Agreement”) with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) as well as BDT Capital Partners Fund I-A, L.P., and Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother, Steven M. Rales (for the limited purpose of tag-along sales rights provided to the BDT Investor in the event of a sale or transfer of shares of Colfax Common stock by either or both of Mitchell P. Rales and Steven M. Rales). Under the terms of the Series A Preferred Stock, holders are entitled to receive cumulative cash dividends, payable quarterly, at a per annum rate of 6% of the liquidation preference (defined as $24.50, subject to customary antidilution adjustments), provided that the dividend rate shall be increased to a per annum rate of 8% if Colfax fails to pay the full amount of any dividend required to be paid on such shares until the date that full payment is made.

The Series A Preferred Stock is convertible, in whole or in part, at the option of the holders at any time after the date the shares were issued into shares of Colfax Common stock at a conversion rate determined by dividing the liquidation preference by a number equal to 114% of the liquidation preference, subject to certain adjustments. The Series A Preferred Stock is also convertible, in whole or in part, at the option of Colfax on or after the third anniversary of the issuance of the shares at the same conversion rate if, among other things: (i) for the preceding thirty trading days, the closing price of Colfax Common stock on the New York Stock Exchange exceeds 133% of the applicable conversion price and (ii) Colfax has declared and paid or set apart for payment all accrued but unpaid dividends on the Series A Preferred Stock.

On January 24, 2012, Colfax sold 2,170,139 to each of Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales and 1,085,070 to Markel Corporation, a Virginia corporation (“Markel”) of newly issued Colfax Common stock at $23.04 per share, for a total aggregate of $125 million, pursuant to separate securities purchase agreements with Mitchell P. Rales and Steven M. Rales, each of whom were beneficial owners of 20.9% of Colfax’s Common stock, and Markel. Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel.

Consideration paid to Charter shareholders included 0.1241 shares of newly issued Colfax Common stock in exchange for each share of Charter’s ordinary stock, which resulted in the issuance of 20,735,493 shares of Common stock on January 24, 2012.

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $0.5 million in deferred equity issuance costs as of December 31, 2011 which are included in Other current assets and will be reclassified to Additional paid-in capital upon issuance of the related shares.

Dividend Restrictions

The Company’s Bank of America Credit Agreement limits the amount of cash dividends and Common stock repurchases the Company may make to a total of $10 million annually. Beginning on January 13, 2012, the Company is subject to dividend restrictions under the Deutsche Bank Credit Agreement, which increases the Company’s limit on the total amount of cash dividends and Common stock repurchases to $50 million annually.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

	December 31,
	2011	2010
	(In thousands)
Foreign currency translation adjustment	$(5,537)	$5,928
Unrealized loss on hedging activities	(471)	(1,789)
Net unrecognized pension and other post-retirement benefit cost	(164,785)	(134,654)
Accumulated other comprehensive loss	$(170,793)	$(130,515)

Share-Based Payments

The Company adopted the Colfax Corporation 2008 Omnibus Incentive Plan (the “2008 Plan”) on April 21, 2008. The 2008 Plan provides the Compensation Committee of the Company’s Board of Directors discretion in creating employee equity incentives. Awards under the 2008 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, and other stock-based awards.

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations, as payroll costs of the employees receiving the awards are recorded in the same line item.

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2011(1)	2010(2)	2009
	(In thousands)
Stock-based compensation expense	$4,908	$3,137	$2,593
Deferred tax benefit	1,719	1,120	907

(1)	Includes $0.2 million of stock-based compensation expense included in Restructuring and other related charges in the Company’s Consolidated Statement of Operations related to the accelerated vesting of certain awards as part of the termination benefits of one employee.

(2)	Includes $0.6 million of stock-based compensation expense included in Restructuring and other related charges in the Company’s Consolidated Statement of Operations related to the accelerated vesting of certain awards due to the departure of the Company’s former Chief Executive Officer. Additionally, $0.4 million of stock-based compensation included in Selling, general and administrative expense in the Company’s Consolidated Statement of Operations related to the accelerated vesting and extended exercise terms related to the departures of the Company’s Former Chief Financial Officer and General Counsel.

As of December 31, 2011, the Company had $7.9 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 1.9 years. The intrinsic value of awards exercised or converted was $3.8 million, $1.2 million and $0.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

Under the 2008 Plan, the Company may grant options to purchase Common stock, with a maximum term of 10 years at a purchase price equal to the market value of the Company’s Common stock on the date of grant. In the case of an incentive stock option granted to a holder of 10% of the Company’s outstanding Common stock, the Company may grant options to purchase Common stock with a maximum term of 5 years, at a purchase price equal to 110% of the market value of the Company’s Common stock on the date of grant. One-third of the options granted pursuant to the 2008 Plan vest on each anniversary of the grant date and the options expire seven years from the date of grant.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a ratable basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions used to calculate the fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted:

	Year Ended December 31,
	2011	2010	2009

Expected period that options will be outstanding (in years)	4.50	4.50	4.50
Interest rate (based on U.S. Treasury yields at the time of grant)	2.10%	2.38%	1.87%
Volatility	52.50%	52.22%	32.50%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$9.68	$5.63	$2.24

Expected volatility is estimated based on the historical volatility of comparable public companies. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value(1)
	of Options	Price	(In years)	(In thousands)
Outstanding at January 1, 2009	514,991	$17.93
Granted	844,165	7.44
Forfeited	(91,523)	11.70
Outstanding at December 31, 2009	1,267,633	11.40
Granted	756,471	12.48
Exercised	(152,490)	7.48
Forfeited	(295,125)	10.71
Expired	(35,833)	15.94
Outstanding at December 31, 2010	1,540,656	12.34
Granted	385,682	21.55
Exercised	(282,108)	12.09
Forfeited	(175,295)	12.53
Expired	(7,778)	19.82
Outstanding at December 31, 2011	1,461,157	$14.76	5.03	$20,047
Vested or expected to vest at December 31, 2011	1,329,511	$15.50	4.98	$17,255
Exercisable at December 31, 2011	632,434	$13.30	4.18	$9,603

(1)	The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Restricted Stock Units

Under the 2008 Plan, the Compensation Committee may award performance-based restricted stock units (“PRSUs”) whose vesting is contingent upon meeting various performance goals. The vesting of the stock units is determined based on whether the Company achieves the applicable performance criteria established by the Compensation Committee of the Board of Directors. If the performance criteria are satisfied, the units are subject to additional time vesting requirements, by which units will vest fully in two equal installments on the fourth and fifth anniversary of the grant date, provided the individual remains an employee during this period. Under the 2008 Plan, the Compensation Committee may award non-performance-based restricted stock units (“RSUs”) to select executives, key employees and outside directors. The Compensation Committee determines the terms and conditions of each award, including the restriction period and other criteria applicable to the awards. The employee RSUs vest either 100% at the 1st anniversary of the grant date or 50% at the 1st anniversary and 50% at the 2nd anniversary of the grant date. Director RSUs generally vest in three equal installments on each anniversary of the grant date over a 3-year period. Directors may also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s Board of Directors.

The fair value of PRSUs and RSUs are equal to the market value of a share of Common stock on the date of grant and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs when it is expected that any of the performance criterion will be achieved. The performance criterion for PRSUs granted during the years ended December 31, 2011 and 2010 was met, including PRSUs granted to the Company’s Chief Executive Officer (“CEO”) during 2010 as part of his initial employment agreement in January 2010 and are subject to separate criterion that was achieved during the year ended December 31, 2011.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Units	Fair Value
Nonvested at January 1, 2009	124,347	$17.89	72,189	$18.00
Granted	337,716	7.44	69,610	8.35
Vested	—	—	(48,871)	15.72
Forfeited	(31,566)	10.69	—	—
Nonvested at December 31, 2009	430,497	10.22	92,928	11.97
Granted	263,454	12.10	44,693	12.88
Vested	(25,000)	18.00	(53,828)	13.69
Forfeited	(385,456)	8.72	—	—
Nonvested at December 31, 2010	283,495	13.33	83,793	11.35
Granted	115,922	21.78	30,154	22.77
Vested	—	—	(49,684)	13.94
Forfeited	(74,970)	14.84	—	—
Nonvested at December 31, 2011	324,447	$15.99	64,263	$14.71

The fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $1.1 million, $1.0 million and $0.4 million, respectively.

12.	Restructuring and Other Related Charges

The Company initiated a series of restructuring actions beginning in 2009 in response to then current and expected future economic conditions. During the year ended December 31, 2011, the Company relocated its Richmond, Virginia corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to its key advisors and eliminated an executive position in its German operations. The Company also communicated initiatives to improve productivity and reduce structural costs by rationalizing and leveraging its existing assets and back office functions. These initiatives include the consolidation of the Company’s commercial marine end-market operations, reduction in the back office personnel at several distribution centers in Europe, the closure of a small facility that previously produced units sold to certain customers located in the Middle East that the Company ceased supplying to during the year ended December 31, 2010, and the closure of a Portland, Maine production facility and consolidation of the operations with a Warren, Massachusetts facility.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

During the year ended December 31, 2010, the Company participated in a German government-sponsored furlough program in which the government paid the wage-related costs for participating associates. Payroll taxes and other employee benefits related to employees’ furlough time are included in restructuring costs. During the year ended December 31, 2009, the Company closed a repair facility in Aberdeen, North Carolina and a manufacturing facility in Sanford, North Carolina and moved its production to the Company’s facilities in Monroe, North Carolina and Columbia, Kentucky.

The Company’s Consolidated Statements of Operations reflect the following amounts related to its restructuring activities:

	Year Ended December 31,
	2011(1)	2010(2)	2009(3)
	(In thousands)
Restructuring and other related charges	$9,680	$10,323	$18,175

(1)	Includes $0.2 million of non-cash stock-based compensation expense.

(2)	Includes $0.6 million of non-cash stock-based compensation expense related to the departure of the Company’s former CEO in January 2010.

(3)	Includes $0.6 million of non-cash impairment charges to reduce the carrying value of real estate and equipment to their estimated fair values.

A summary of the activity in the Company’s restructuring liability included in Accrued restructuring liability in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2011
	Balance at			Foreign	Balance at
	Beginning			Currency	End of
	of Period	Provisions	Payments	Translation	Period
	(In thousands)

Restructuring and other related charges:
Termination benefits(1)	$2,180	$7,032	$(5,062)	$(282)	$3,868
Facility closure costs(2)	—	1,503	(861)	(9)	633
Other related charges	—	966	(889)	(5)	72
	$2,180	9,501	$(6,812)	$(296)	$4,573
Non-cash termination benefits(3)		179
		$9,680

(1)	Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.

(2)	Includes the cost of relocating and training associates, relocating equipment and lease termination expense in connection with the closure of facilities, discussed above.

(3)	Represents non-cash stock-based compensation expense.

The Company expects to incur an additional $0.8 million of employee termination benefits, facility closure costs, relocation expense and operating lease exit costs during the year ended December 31, 2012 related to these restructuring activities.

13.	Defined Benefit Plans

The Company sponsors various defined benefit plans, defined contribution plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. The Company uses December 31st as the measurement date for all of its employee benefit plans.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following table summarizes the total changes in the Company’s Pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

			Other Post-Retirement
	Pension Benefits		Benefits
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$331,288	$306,571	$13,803	$10,859
Service cost	1,383	1,168	—	—
Interest cost	16,408	16,514	690	553
Actuarial loss	25,764	20,344	1,507	3,671
Settlement(1)	(2,857)	—	—	—
Plan combinations(2)	—	12,639	—	—
Foreign exchange effect	(1,921)	(4,827)	—	—
Benefits paid	(22,154)	(21,121)	(603)	(1,280)
Projected benefit obligation, end of year	$347,911	$331,288	15,397	13,803
Accumulated benefit obligation, end of year	$343,767	$327,498	$—	$—
Change in plan assets:
Fair value of plan assets, beginning of year	$231,240	$209,921	$—	$—
Actual return on plan assets	6,864	22,886	—	—
Employer contribution	8,684	10,797	603	1,280
Settlement(1)	(3,388)	—	—	—
Plan combinations(2)	—	9,762	—	—
Foreign exchange effect	(242)	(1,005)	—	—
Benefits paid	(22,154)	(21,121)	(603)	(1,280)
Fair value of plan assets, end of year	$221,004	$231,240	$—	$—
Funded status, end of year	$(126,907)	$(100,048)	$(15,397)	$(13,803)

Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$—	$290	$—	$—
Current liabilities	(1,079)	(1,050)	(795)	(834)
Non-current liabilities	(125,828)	(99,288)	(14,602)	(12,969)
Total	$(126,907)	$(100,048)	$(15,397)	$(13,803)

(1)	Represents the change in benefit obligation and plan assets related to the termination of a frozen pension plan of one of the Company’s non-U.S. subsidiaries.

(2)	In October 2010, the Company assumed directly the pension obligation for a group of former employees of a divested subsidiary in place of an obligation to indemnify the purchaser of the subsidiary for all pension-related costs of the former employees. The pension plan covering those employees transferred the rights to the assets and liabilities to one of the Company’s foreign pension plans. The net underfunded position of $2.9 million was recorded as pension expense during the year ended December 31, 2010, which was substantially offset within Selling, general and administrative expense by the reversal of an accrual established in previous periods related to this matter.

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $343.8 million and $221.0 million, respectively, as of December 31, 2011 and $324.8 million and $228.1 million, respectively, as of December 31, 2010.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $347.9 million and $221.0 million, respectively, as of December 31, 2011 and $328.5 million and $228.1 million, respectively, as of December 31, 2010.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following table summarizes the changes in the Company’s foreign Pension and accrued post-retirement benefits and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2011	2010
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$95,136	$80,960
Service cost	1,383	1,168
Interest cost	5,132	4,138
Actuarial loss	5,704	5,494
Settlement(1)	(2,857)	—
Plan combinations(2)	—	12,639
Foreign exchange effect	(1,921)	(4,827)
Benefits paid	(5,469)	(4,436)
Projected benefit obligation, end of year	$97,108	$95,136
Accumulated benefit obligation, end of year	$92,964	$91,346
Change in plan assets:
Fair value of plan assets, beginning of year	$34,071	$24,841
Actual return on plan assets	3,039	1,638
Employer contribution	4,328	3,271
Settlement(1)	(3,388)	—
Plan combinations(2)	—	9,762
Foreign exchange effect	(242)	(1,005)
Benefits paid	(5,469)	(4,436)
Fair value of plan assets, end of year	$32,339	$34,071
Funded status, end of year	$(64,769)	$(61,065)

(1)	Represents the change in benefit obligation and plan assets related to the termination of a frozen pension plan of one of the Company’s non-U.S. subsidiaries.

(2)	As discussed further above, this amount represents the pension obligation assumed by the Company for a group of former employees of a divested subsidiary in place of an obligation to indemnify the purchaser of the subsidiary for all pension-related costs of the former employees.

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ended December 31, 2012, related to plans as of December 31, 2011, are $3.0 million. The following benefit payments are expected to be paid during each respective fiscal year:

			Other Post-
	Pension Benefits(1)		Retirement
	All Plans	Foreign Plans	Benefits(1)
	(In thousands)
2012	$22,664	$5,175	$795
2013	22,694	5,379	839
2014	22,682	5,435	864
2015	22,710	5,525	875
2016	22,661	5,597	899
Thereafter	110,787	28,964	4,307

(1)	Represents pension and other post-retirement benefits expected to be paid as of December 31, 2011 and does not include payments that may be required for obligations assumed in connection with the Company’s subsequent Charter Acquisition. See Note 4, “Acquisitions” for further discussion of the Charter Acquisition.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

	Actual Asset Allocation
	December 31,		Target
	2011	2010	Allocation
U.S. Plans:
Equity securities:
U.S.	32%	34%	30% - 40%
International	16%	16%	15% - 30%
Fixed income mutual funds	33%	32%	20% - 35%
Hedge funds	19%	18%	15% - 20%
Foreign Plans:
Large cap equity securities	22%	11%	0% - 25%
Fixed income securities	54%	57%	80% - 100%
Cash and cash equivalents	23%	32%	0% - 25%
Other	1%	—	0% -5%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (See Note 14, “Financial Instruments” for further description of the levels within the fair value hierarchy):

	December 31, 2011
	Level	Level	Level
	One	Two	Three	Total
	(In thousands)
U.S. Plans:
Equity securities:
U.S. large cap	$50,572	$—	$—	$50,572
U.S. small/mid cap	10,633	—	—	10,633
International	29,400	—	—	29,400
Fixed income mutual funds:
U.S. government and corporate	40,561	—	—	40,561
High-yield bonds	15,258	—	—	15,258
Emerging markets debt	5,920	—	—	5,920
Multi-strategy hedge funds	—	—	36,321	36,321
Foreign Plans:
Cash and cash equivalents	7,595	—	—	7,595
Large cap equity securities	6,953	—	—	6,953
Non-U.S. government bonds	—	17,576	—	17,576
Other(1)	—	215	—	215
	$166,892	$17,791	$36,321	$221,004

(1)	Represents diversified portfolio funds and reinsurance contracts maintained for certain foreign plans.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	December 31, 2010
	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. large cap	54,086	—	—	54,086
U.S. small/mid cap	12,339	—	—	12,339
International	32,271	—	—	32,271
Fixed income mutual funds:
U.S. government and corporate	39,923	—	—	39,923
High-yield bonds	16,011	—	—	16,011
Emerging markets debt	6,194	—	—	6,194
Multi-strategy hedge funds	—	—	36,342	36,342
Foreign Plans:
Cash and cash equivalents	10,638	—	—	10,638
Large cap equity securities	3,885	—	—	3,885
Non-U.S. government bonds	—	13,520	—	13,520
Other(1)	—	6,028	—	6,028
	$175,350	$19,548	$36,342	$231,240

(1)	Represents diversified portfolio funds maintained for certain foreign plans.

The Company’s pension assets included in Level Three of the fair value hierarchy consist of multi-strategy hedge funds and the fair value is equal to the aggregate net asset value of units held by the Company’s pension plans. There were no transfers in or out of Level Three during the years ended December 31, 2011 or 2010. A summary of changes in the fair value of the Company’s pension assets included in Level Three of the fair value hierarchy is as follows:

(In thousands)
Balance, January 1, 2009	$25,983
Unrealized gain	786
Balance, December 31, 2009	26,769
Net purchases and sales	9,036
Realized loss	(316)
Unrealized gain	853
Balance, December 31, 2010	36,342
Unrealized loss	(21)
Balance, December 31, 2011	$36,321

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss (income) of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$1,383	$1,168	$1,381	$—	$—	$—
Interest cost	16,408	16,514	17,577	690	553	525
Amortization	5,839	4,593	3,639	852	482	353
Plan combinations(1)	—	2,877	—	—	—	—
Settlement loss	1,499	—	—	—	—	—
Expected return on plan assets	(18,101)	(19,331)	(19,570)	—	—	—
Net periodic benefit cost	$7,028	$5,821	$3,027	$1,542	$1,035	$878
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income):
Current year net actuarial loss	$37,037	$16,736	$710	$1,507	$3,671	$772
Less amounts included in net periodic benefit cost:
Amortization of net loss	(5,839)	(4,593)	(3,639)	(604)	(234)	(104)
Settlement loss	(835)	—	—	—	—	—
Amortization of prior service cost	—	—	—	(248)	(248)	(249)
Total recognized in Other comprehensive loss (income)	$30,363	$12,143	$(2,929)	$655	$3,189	$419

 __________

(1)	Represents the transfer of assets associated with the pension obligation assumed by the Company for a group of former employees, discussed in more detail above.

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss (income) of the foreign non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$1,383	$1,168	$1,381
Interest cost	5,132	4,138	4,668
Amortization	588	385	808
Plan combinations(1)	—	2,877	—
Settlement loss	1,499	—	—
Expected return on plan assets	(1,400)	(1,259)	(1,204)
Net periodic benefit cost	$7,202	$7,309	$5,653
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income):
Current year net actuarial loss (gain)	$4,101	$5,062	$(6,464)
Less amounts included in net periodic benefit cost:
Amortization of net loss	(588)	(385)	(808)
Settlement loss	(835)	—	—
Total recognized in Other comprehensive loss (income)	$2,678	$4,677	$(7,272)

 __________

(1)	Represents the transfer of assets associated with the pension obligation assumed by the Company for a group of former employees, discussed in more detail above.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

			Other Post-Retirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Net actuarial loss	$184,532	$153,757	$7,677	$6,774
Prior service cost	—	—	1,552	1,800
Total	$184,532	$153,757	$9,229	$8,574

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that are expected to be recognized as a component of net periodic benefit cost during the year ended December 31, 2012 are as follows:

		Other Post-
		Retirement
	Pension Benefits	Benefits
	(In thousands)
Net actuarial loss	$7,744	$682
Prior service cost	—	248
Total	$7,744	$930

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

			Other Post-Retirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Weighted-average discount rate:
All plans	4.2%	5.1%	4.2%	5.2%
Foreign plans	4.9%	5.4%	—	—

Weighted-average rate of increase in compensation levels for active foreign plans	2.6%	2.6%	—	—

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Weighted-average discount rate:
All plans	5.0%	5.7%	6.1%	5.2%	5.6%	6.0%
Foreign plans	5.1%	5.6%	5.8%	—	—	—
Weighted-average expected return on plan assets:
All plans	7.7%	8.3%	8.3%	—	—	—
Foreign plans	4.7%	5.4%	5.0%	—	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	2.6%	2.2%	2.1%	—	—	—

In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits of approximately 16.0% was assumed. The rate was assumed to decrease gradually to 5.0% by 2022 and remain at that level thereafter for benefits covered under the plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on total service and interest cost components for the year ended December 31, 2011	$85	$(70)
Effect on post-retirement benefit obligation at December 31, 2011	2,124	(1,697)

The Company maintains defined contribution plans covering substantially all of their non-union and certain union domestic employees. Under the terms of the plans, eligible employees may generally contribute from 1% to 50% of their compensation on a pre-tax basis. The Company’s contributions are based on 50% of the first 6% of each participant’s pre-tax contribution. Additionally, the Company makes a unilateral contribution of 3% of all employees’ salary (including non-contributing participants) to the defined contribution plans. The Company’s expense for each of the years ended December 31, 2011, 2010 and 2009 was $2.4 million.

14.	Financial Instruments

The carrying values of financial instruments, including Trade receivables, Accounts payable and Other accrued liabilities approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $110.9 million and $81.6 million as of December 31, 2011 and 2010, respectively, was based on current interest rates for similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the date of the Consolidated Balance Sheets or that will be realized in the future.

	December 31, 2011
	Level	Level	Level
	One	Two	Three	Total
	(In thousands)
Assets:
Cash equivalents	$15,540	$—	$—	$15,540
Foreign currency contracts – primarily related to customer sales contracts	—	5	—	5
	$15,540	$5	$—	$15,545

Liabilities:
Interest rate swap	$—	$471	$—	$471
Foreign currency contracts – acquisition-related	—	14,986	—	14,986
Foreign currency contracts – primarily related to customer sales contracts	—	371	—	371
Liability for contingent payments	—	—	4,359	4,359
	$—	$15,828	$4,359	$20,187

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	December 31, 2010
	Level	Level	Level
	One	Two	Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,925	$—	$—	$24,925
	$24,925	$—	$—	$24,925

Liabilities:
Interest rate swap	$—	$1,789	$—	$1,789
Foreign currency contracts	—	257	—	257
	$—	$2,046	$—	$2,046

There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2011 or 2010.

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

Interest Rate Swap. The Company’s interest rate swap is valued based on forward curves observable in the market. The notional value of the Company’s interest rate swap was $25 million and $50 million as of December 31, 2011 and 2010, respectively, whereby it exchanged its LIBOR-based variable-rate interest for a fixed rate of 4.1375%. On June 30, 2011, the notional value decreased from $50 million to $25 million, and it expires on June 29, 2012. The interest rate swap agreement was designated as a cash flow hedge. There has been no significant ineffectiveness related to this arrangement since its inception. On January 11, 2012, the Company terminated its interest rate swap in conjunction with the repayment of the Bank of America Credit Facility and reclassified $0.5 million of net losses from Accumulated other comprehensive loss to Interest expense. See Note 10, “Debt” for additional discussion regarding the termination of the Company’s Bank of America Credit Facility.

Foreign Currency Contracts. Foreign currency contracts are measured using broker quotations or observable market transactions in either listed or over-the-counter markets. The Company primarily uses foreign currency contracts to mitigate the risk associated with customer forward sale agreements denominated in currencies other than the applicable local currency. As of December 31, 2011 and 2010, the Company had foreign currency contracts used primarily to mitigate the risk associated with forward sale agreements with notional values of $5.1 million and $13.1 million, respectively. During the year ended December 31, 2011, the Company entered into foreign exchange contracts to mitigate the potential foreign exchange risk through the closing date of the Charter Acquisition. The total notional amount of these contracts was a total of 2.7 billion GBP, or $4.4 billion as of December 31, 2011. As of December 31, 2011, approximately $6.0 million was included in Other accrued liabilities related to amounts payable related to an acquisition-related foreign exchange derivative contract. During the three months ended March 30, 2012, the Company realized $28.2 million of losses related to foreign exchange contracts used to mitigate the foreign exchange risk related to the Charter Acquisition and recognized an additional loss of $7.1 million. See Note 4, “Acquisitions” for additional discussion regarding the Company’s agreement to acquire Charter International plc. The Company has not elected hedge accounting for these contracts.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The Company enters into derivative contracts with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. The Company does not enter into derivative contracts for trading purposes.

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Contract Designated as a Cash Flow Hedge:
Interest Rate Swap:
Unrealized loss	$(161)	$(1,201)	$(866)
Realized loss	(1,479)	(2,447)	(2,881)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts – Acquisition-Related:
Unrealized loss, net	(21,013)	—	—
Foreign Currency Contracts – Primarily Related to Customer Sales Contracts:
Unrealized (loss) gain, net	(123)	93	(730)
Realized gain (loss), net	132	(838)	886
Commodity Futures Contracts – Primarily Related to the Purchase of Copper and Nickel:
Unrealized gain	—	—	1,991
Realized loss	—	—	(977)

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisition of COT-Puritech in December of 2011, which are subject to the achievement of certain performance goals, and is included in Other liabilities in the Consolidated Balance Sheet. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections and is included in Level Three of the fair value hierarchy. During the year ended December 31, 2011, an insignificant amount of accretion was recognized in Interest expense in the Consolidated Statement of Operations related to the Company’s liability for contingent payments. Realized or unrealized gains or losses in future periods will be recognized in Interest expense in the Consolidated Statement of Operations.

15.	Concentration of Credit Risk

The Company is potentially subject to a concentration of risk with respect to its Trade receivables, net. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required for international customers when the Company deems necessary. The Company maintains an allowance for potential credit losses and losses have historically been within management’s expectations. For the years ended December 31, 2011, 2010 and 2009, the Company did not have any significant customer concentrations as no single customer represented more than 8% of the Company’s sales.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. Counterparties to the Company’s financial instruments represent, in general, international financial institutions or well-established financial institutions.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

16.	Operations by Geographic Area

The Company’s operations during the years ended December 31, 2011, 2010 and 2009 have been aggregated into a single reportable operating segment for the design, production and distribution of fluid-handling products.

The detail of the Company’s operations by geography and product type are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Sales by Origin:
United States	$207,459	$183,803	$177,373
Foreign locations:
Germany	208,594	196,399	180,917
Other	277,339	161,785	166,734
Total foreign locations	485,933	358,184	347,651
Total Net sales	$693,392	$541,987	$525,024
Net Sales by Product:
Pumps, including aftermarket parts and services	$522,477	$444,907	$443,073
Systems, including installation services	150,803	78,598	69,339
Valves	14,153	14,568	10,081
Other	5,959	3,914	2,531
Total Net sales	$693,392	$541,987	$525,024

	December 31,
	2011	2010
	(In thousands)
Property, Plant and Equipment, Net:
United States	$28,699	$27,757
Foreign locations:
Germany	40,822	42,619
Other	21,418	18,870
Total foreign locations	62,240	61,489
Property, plant and equipment, net	$90,939	$89,246

17.	Commitments and Contingencies

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

Of the 23,682 pending claims as of December 31, 2011, approximately 3,700 of such claims have been brought in the Supreme Court of New York County, New York; approximately 550 of such claims have been brought in the U.S. District Court, Eastern and Western Districts of Michigan; approximately 200 of such claims have been brought in the Superior Court, Middlesex County, New Jersey; and approximately 50 claims have been brought in various federal and state courts in Mississippi. The remaining pending claims have been filed in various other state and federal courts.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Claims activity related to asbestos is as follows(1):

	Year Ended December 31,
	2011	2010	2009
	(Number of Claims)
Claims unresolved, beginning of period	24,764	25,295	35,357
Claims filed(2)	4,927	3,692	3,323
Claims resolved(3)	(6,009)	(4,223)	(13,385)
Claims unresolved, end of period	23,682	24,764	25,295

	(In Dollars)
Average cost of resolved claims(4)	$15,397	$12,037	$11,106

 __________

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”

(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.

(3)	Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

(4)	Excludes claims settled in Mississippi for which the majority of claims have historically been resolved for no payment and insurance recoveries.

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

During the year ended December 31, 2009, an analysis of claims data including filing and dismissal rates, alleged disease mix, filing jurisdiction, as well as settlement values resulted in the determination that the Company should revise its rolling 15-year estimate of asbestos-related liability for pending and future claims. The analysis reflected that a statistically significant increase in mesothelioma filings had occurred and was expected to continue for both subsidiaries. As a result, the Company recorded an $11.6 million pretax charge, which was comprised of an increase to its asbestos-related liabilities of $111.3 million offset by expected insurance recoveries of $99.7 million, during the year ended December 31, 2009.

Each subsidiary has separate insurance coverage acquired prior to Company ownership of each independent entity. In its evaluation of the insurance asset, the Company used differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

For one of the subsidiaries, the Delaware Court of Chancery ruled on October 14, 2009 that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business. Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the assertion and belief that defense costs are outside policy limits, during the year ended December 31, 2009, the Company increased its future expected recovery percentage from 67% to 90% of asbestos-related costs following the exhaustion of its primary and umbrella layers of insurance and recorded a pretax gain of $17.3 million. The subsidiary expects to be responsible for approximately 10% of its future asbestos-related costs.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

For this subsidiary, during the year ended December 31, 2010, an insolvent carrier that had written approximately $1.4 million in limits for which the subsidiary had assumed no recovery made a cash settlement offer of approximately $0.7 million. As such, the subsidiary recorded a gain for this amount.

The subsidiary was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier. Certain first-layer excess insurers have defended and/or indemnified the subsidiary, subject to their reservations of rights and their applicable policy limits. Litigation between this subsidiary and its excess insurers is continuing and a trial date has been set for the fourth quarter of 2012. The subsidiary continues to work with its excess insurers to obtain defense and indemnity payments while the litigation is proceeding. Given the uncertainties of litigation, there is a variety of possible outcomes, including but not limited to the subsidiary being required to fund all or a portion of the subsidiary’s defense and indemnity payments until such time a final ruling orders payment by the insurers. While not impacting the results of operations, the funding requirement could range up to $10 million per quarter until final resolution. In addition, because a statistically significant increase in mesothelioma claims had occurred and was expected to continue to occur in certain regions, this subsidiary recorded a $1.8 million pre-tax charge, which was comprised of an increase in its asbestos-related liabilities of $18.1 million partially offset by an increase in expected insurance recoveries of $16.3 million, during the fourth quarter of the year ended December 31, 2011.

In 2003, the other subsidiary filed a lawsuit against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it. Although none of these insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments.

For this subsidiary it was determined by court ruling in 2007, that the allocation methodology mandated by the New Jersey courts will apply. Further court rulings in December of 2009, clarified the allocation calculation related to amounts currently due from insurers as well as amounts the Company expects to be reimbursed for asbestos-related costs incurred in future periods. As a result, during the year ended December 31, 2009, the Company increased its receivable for past costs by $11.9 million and decreased its insurance asset for future costs by $9.8 million and recorded a pretax gain of $2.1 million.

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case. During 2010, the court-appointed special allocation master made its recommendation. As a result, during the year ended December 31, 2010, the Company reduced the current asbestos receivable by $2.8 million, decreased the long-term asbestos asset by $1.2 million and recorded a net charge to asbestos liability and defense costs of $4.0 million. In May 2011, the court accepted the recommendation with modifications. A final judgment at the trial court level in this litigation was rendered during the year ended December 31, 2011, but appeals have been entered. As a result of this judgment, the Company recorded a provision for $2.1 million during the year ended December 31, 2011, which is reflected in the Balance Sheet as an increase of $1.4 million in Other accrued liabilities and a reduction of $0.7 million in Asbestos insurance asset. The Company made a payment of $5.0 million, which was previously accrued for, to return certain overpayments to the insurers. In addition, because of the higher settlement values per mesothelioma claim in 2011 in a specific region, this subsidiary recorded a $0.7 million pre-tax charge, which was comprised of an increase to its asbestos-related liabilities of $4.7 million partially offset by an increase in expected insurance recoveries of $4.0 million, during the fourth quarter of the year ended December 31, 2011. This trend is not expected to continue for this subsidiary. The subsidiary expects to be responsible for approximately 16% of all future asbestos-related costs.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The Company has established reserves of $431.1 million and $429.7 million as of December 31, 2011 and 2010, respectively, for the probable and reasonably estimable asbestos-related liability cost it believes the subsidiaries will pay through the next 15 years. It has also established recoverables of $370.3 million and $374.4 million as of December 31, 2011 and 2010, respectively, for the insurance recoveries that are deemed probable during the same time period. Net of these recoverables, the expected cash outlay on a non-discounted basis for asbestos-related bodily injury claims over the next 15 years was $60.8 million and $55.3 million as of December 31, 2011 and 2010, respectively. In addition, the Company has recorded a receivable for liability and defense costs previously paid in the amount of $47.7 million and $51.8 million as of December 31, 2011 and 2010, respectively, for which insurance recovery is deemed probable. The Company has included the reserves for the asbestos liabilities in Accrued asbestos liability and Long-term asbestos liability and the related insurance recoveries in Asbestos insurance asset and Long-term asbestos insurance asset in the Consolidated Balance Sheets. The receivable for previously paid liability and defense costs is recorded in Asbestos insurance receivable and Long-term asbestos insurance receivable in the Consolidated Balance Sheets. The Company also has reflected in Other accrued liabilities $27.6 million and $23.3 million as of December 31, 2011 and 2010, respectively, for overpayments by certain insurers and unpaid legal costs related to defending itself against asbestos-related liability claims and legal action against the Company’s insurers.

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

General Litigation

On June 3, 1997, one of the Company’s subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered. The date for the new trial on additional claims allowed by the Appellate Division of the New Jersey Superior Court and the recalculation of attorney’s fees has not been set. The court issued a schedule for summary judgment motions. After the summary judgment motions have been briefed, the court is expected to issue a ruling. The subsidiary intends to continue to defend this matter vigorously. As of both December 31, 2011 and 2010, $9.5 million was included in Other liabilities in the Company’s Consolidated Balance Sheets related to this matter.

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

Guarantees

As of December 31, 2011, the Company issued $25.4 million of bank guarantees securing primarily customer prepayments, performance and product warranties in its European and Asian operations. Additionally, see Note 10, “Debt” for discussion regarding the Company’s letters of credit outstanding as of December 31, 2011.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Minimum Lease Obligations

The Company’s minimum rental obligations under non-cancelable operating leases are as follows:

December 31, 2011(1)
(In thousands)
2012	$3,941
2013	3,312
2014	2,751
2015	1,670
2016	1,345
Thereafter	1,875
Total	$14,894

__________

(1)	Represents expected payments for minimum lease obligations as of December 31, 2011 and does not include payments that may be required for obligations assumed in connection with the Company’s subsequent Charter Acquisition. See Note 4, “Acquisitions” for further discussion of the Charter Acquisition.

The remaining lease terms for the Company’s operating leases range from 1 to 7 years. During the years ended December 31, 2011, 2010 and 2009, the Company’s net rental expense related to operating leases was $4.9 million, $4.6 million and $4.8 million, respectively.

18.	Selected Quarterly Data–(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010.

	Quarter Ended
	April 1,	July 1,	September 30,	December 31,
	2011	2011	2011	2011(1)
	(In thousands, except per share data)
Net sales	$158,558	$186,749	$170,294	$177,791
Gross profit	53,254	64,674	60,627	61,544
Net income (loss)	6,555	10,390	3,690	(16,080)
Net income (loss) per share – basic	$0.15	$0.24	$0.08	$(0.37)
Net income (loss) per share – diluted	$0.15	$0.23	$0.08	$(0.37)

	Quarter Ended
	April 2,	July 2,	October 1,	December 31,
	2010	2010	2010	2010
	(In thousands, except per share data)
Net sales	$119,971	$122,968	$132,397	$166,651
Gross profit	41,756	42,981	47,097	59,574
Net (loss) income	(374)	2,088	5,851	8,650
Net (loss) income per share – basic and diluted	$(0.01)	$0.05	$0.13	$0.20

(1)	Net loss and Net loss per share for the three months ended September 30, 2011 and December 31, 2011 include $5.7 million and $25.3 million, respectively, of pre-tax Charter acquisition-related expense. See Note 4, “Acquisitions” for additional information regarding the Company’s acquisition of Charter.

19.	Subsequent Events

On January 13, 2012, the Company completed the Charter Acquisition. See Note 4, “Acquisitions,” Note 10, “Debt,” Note 11, “Shareholders’ Equity,” and Note 14, “Financial Instruments” for further discussion regarding events that occurred subsequent to December 31, 2011 related to the Charter Acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report on this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting does not include the internal controls of Rosscor Holding, B.V. (“Rosscor”) and COT-Puritech, Inc. (“COT-Puritech”), which are included in the Consolidated Financial Statements as of and for the year ended December 31, 2011 and constitute 4% and 4% of Total assets, respectively, and 9% and 0.2% of Net sales, respectively.

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

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principals generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the company; and

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, management excluded Rosscor and COT-Puritech from its assessment because these entities were acquired by Colfax Corporation in February and December 2011, respectively, and the Company has not yet fully incorporated the internal control procedures of these businesses into the Company’s internal control over financial reporting. Rosscor and COT-Puritech are wholly owned subsidiaries of Colfax that represent 4% and 4% of Total assets and 9% and 0.2% of Net sales as of and for the year ended December 31, 2011, respectively. See Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements for further discussion regarding these acquisitions.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in their report which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting.”

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2012 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2012 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2012 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2012 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2012 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2012 Proxy Statement under the captions “Independent Registered Public Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 93 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(b)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2012.

COLFAX CORPORATION

By:	/s/ CLAY H. KIEFABER
Clay H. Kiefaber
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 23, 2012

/s/ CLAY H. KIEFABER
Clay H. Kiefaber
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ C. SCOTT BRANNAN
C. Scott Brannan
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ JOSEPH O. BUNTING III
Joseph O. Bunting III
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ SAN W. ORR, III
San W. Orr, III
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ STEVEN E. SIMMS
Steven E. Simms
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

COLFAX CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Valuation and Qualifying Accounts	100

EXHIBIT INDEX

Exhibit No.	Description	Location*
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012.

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

3.3	Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

4.1	Specimen Common Stock Certificate

10.1	Colfax Corporation 2008 Omnibus Incentive Plan**

10.1a	Form of Non-Qualified Stock Option Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1b	Form of Performance Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1c	Form of Outside Director Restricted Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1d	Form of Outside Director Deferred Stock Unit Agreement for grants pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1e	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock made pursuant to the Colfax Corporation 2008 Omnibus Incentive Plan**

10.1f	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.2	Service Contract for Board Member, dated November 14, 2006, between the Company and Dr. Michael Matros**

10.3	Form of Indemnification Agreement entered into between the Company and each of its directors and officers**

Exhibit No.	Description	Location*
10.4	Colfax Corporation Amended and Restated Excess Benefit Plan**

10.5	Retirement Plan for salaried U.S. Employees of Imo Industries, Inc. and Affiliates**

10.6	Colfax Corporation Excess Benefit Plan**

10.7	Allweiler AG Company Pension Plan**

10.8	Colfax Corporation Director Deferred Compensation Plan**

10.9	Employment Agreement between Colfax Corporation and Clay Kiefaber**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 11, 2010

10.10	Employment Agreement between Colfax Corporation and C. Scott Brannan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 22, 2010

10.11	Employment Agreement between Colfax Corporation and John A. Young**

10.12	Employment Agreement between Colfax Corporation and Thomas M. O’Brien**

10.13	Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.14	Letter to William E. Roller	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on October 27, 2011

10.15	Employment Agreement between Colfax Corporation and G. Scott Faison**

10.16	Amendment to the Employment Agreement between Colfax Corporation and John A. Young**	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.17	Amendment to the Employment Agreement between Colfax Corporation and Thomas B. O’Brien**	Incorporated by reference to Exhibit 10.14 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.18	Amendment to the Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

Exhibit No.	Description	Location*
10.19	Amendment to the Employment Agreement between Colfax Corporation and G. Scott Faison**	Incorporated by reference to Exhibit 10.16 to Colfax Corporation’s Form 10-K (File No. 001-034045) as filed with the Commission on March 6, 2009

10.20	Separation Agreement between Colfax Corporation and John A. Young**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 11, 2010

10.21	Termination Agreement between Colfax Corporation and Dr. Matros**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-034045) as filed with the Commission on April 16, 2010

10.22	Financial Advisory Services Agreement between Colfax Corporation and G. Scott Faison**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on December 13, 2010

10.23	Legal Advisory Services Agreement between Colfax Corporation and Thomas M. O’Brien**	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on December 13, 2010

10.24	Employment Agreement between Colfax Corporation and Steven W. Weidenmuller**	Incorporated by reference to Exhibit 10.06 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on July 29, 2011

10.25	Amendment to the Employment Agreement between Colfax Corporation and Steven W. Weidenmuller**	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on July 29, 2011

10.26	Letter Agreement between Colfax Corporation and Steven W. Weidenmuller**	Incorporated by reference to Exhibit 10.08 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on July 29, 2011

10.27	Employment Agreement between Colfax Corporation and Joseph B. Niemann**	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on July 29, 2011

10.28	Amendment to the Employment Agreement between Colfax Corporation and Joseph B. Niemann**	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on July 29, 2011

10.29	Letter Agreement between Colfax Corporation and Joseph B. Niemann**	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on July 29, 2011

10.30	Letter Agreement between Colfax Corporation and Joseph B. Niemann**	Incorporated by reference to Exhibit 10.05 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on July 29, 2011

Exhibit No.	Description	Location*
10.31	Letter Agreement between Colfax Corporation and Joseph B. Niemann**	Incorporated by reference to Exhibit 10.06 to Colfax Corporation’s Form 10-Q (File No. 001-034045) as filed with the Commission on October 27, 2011

10.32	Consulting Agreement between Colfax Corporation and Joseph B. Niemann**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-034045) as filed with the Commission on January 6, 2012

10.33	Colfax Corporation Annual Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on August 4, 2009

10.34	Credit Agreement, dated September 12, 2011, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein	Incorporated by reference to Exhibit 99.6 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.35	Amendment No. 1 to the Credit Agreement, dated January 13, 2012, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 17, 2012

10.36	Implementation Agreement, dated September 12, 2011, among Colfax Corporation, Colfax UK Holdings Ltd, and Charter International plc.	Incorporated by reference to Exhibit 99.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.37	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.38	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.39	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.40	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.41	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

Exhibit No.	Description	Location*
10.42	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

10.43	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

10.44	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS***	XBRL Instance Document	Filed herewith

101.SCH***	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL***	XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*    Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).

**  Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).

*** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COLFAX CORPORATION AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Charged to Other Accounts(2)	Write-Offs Write- Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Year Ended December 31, 2011:
Allowance for doubtful accounts	$2,562	$112	$—	$(70)	$(26)	$2,578
Allowance for excess slow-moving and obsolete inventory	7,777	181	—	(1,258)	35	6,735
Valuation allowance for deferred tax assets	52,891	16,621	10,346	—	(3)	79,855
Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,837	$218	$—	$(405)	$(88)	$2,562
Allowance for excess slow-moving and obsolete inventory	8,025	1,942	—	(1,849)	(341)	7,777
Valuation allowance for deferred tax assets	45,053	4,407	3,666	(180)	(55)	52,891
Year Ended December 31, 2009:
Allowance for doubtful accounts	$2,486	$405	$—	$(178)	$124	$2,837
Allowance for excess slow-moving and obsolete inventory	6,923	1,368	—	(413)	147	8,025
Valuation allowance for deferred tax assets	45,206	(82)	—	—	(71)	45,053

(1)	Amounts charged to other accounts is net of recoveries for the respective period.

(2)	Represents amount charged to Accumulated other comprehensive loss.

