Form 10-Q
period 2012-03-30
Colfax CORP
filed 2012-05-08
CIK 1420800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2012

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

As of March 30, 2012, there were 93,788,045 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011

Net sales	$886,366	$158,558
Cost of sales	630,970	105,304
Gross profit	255,396	53,254
Selling, general and administrative expense	225,746	37,879
Charter acquisition-related expense	42,851	—
Restructuring and other related charges	8,643	1,977
Asbestos coverage litigation expense	2,287	2,066
Operating (loss) income	(24,131)	11,332
Interest expense	18,982	1,827
(Loss) income before income taxes	(43,113)	9,505
Provision for income taxes	57,348	2,950
Net (loss) income	(100,461)	6,555
Less: net income attributable to noncontrolling interest, net of taxes	5,137	—
Net (loss) income attributable to Colfax Corporation	(105,598)	6,555
Dividends on preferred stock	3,734	—
Net (loss) income available to Colfax Corporation common shareholders	$(109,332)	$6,555
Net (loss) income per share—basic and diluted	$(1.33)	$0.15

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Net (loss) income attributable to Colfax Corporation common shareholders	$(109,332)	$6,555
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(76) and $(5)	134,010	10,568
Unrealized loss on hedging activities, net of tax of $271 and $0	(7,987)	(100)
Amounts reclassified to net loss:
Realized loss on hedging activities, net of tax of $0 and $0	471	485
Net pension and other postretirement benefit cost, net of tax of $144 and $631	2,025	1,062
Other comprehensive income	128,519	12,015
Less: other comprehensive income attributable to noncontrolling interest net of tax of $0 and $0	10,941	—
Other comprehensive income attributable to Colfax Corporation	117,578	12,015
Comprehensive income attributable to Colfax Corporation common shareholders	$8,246	$18,570

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share amounts

(Unaudited)

	March 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$579,930	$75,108
Trade receivables, less allowance for doubtful accounts of $3,606 and $2,578	873,802	117,475
Inventories, net	555,386	56,136
Other current assets	329,434	102,489
Total current assets	2,338,552	351,208
Property, plant and equipment, net	681,630	90,939
Goodwill	1,870,437	204,844
Intangible assets, net	768,610	41,029
Other assets	470,852	400,523
Total assets	$6,130,081	$1,088,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$29,338	$10,000
Accounts payable	635,807	54,035
Accrued liabilities	535,521	176,007
Total current liabilities	1,200,666	240,042
Long-term debt, less current portion	1,695,793	101,518
Other liabilities	1,013,944	557,708
Total liabilities	3,910,403	899,268
Equity:
Preferred stock, $0.001 par value; 20,000,000 and 10,000,000 shares authorized; 13,877,552 and none issued and outstanding	14	—
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized; 93,788,045 and 43,697,570 issued and outstanding	94	44
Additional paid-in capital	2,185,285	415,527
Accumulated deficit	(164,835)	(55,503)
Accumulated other comprehensive loss	(53,215)	(170,793)
Total Colfax Corporation equity	1,967,343	189,275
Noncontrolling interest	252,335	—
Total equity	2,219,678	189,275
Total liabilities and equity	$6,130,081	$1,088,543

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Dollars in thousands, except share amounts and as noted

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Loss	Interest	Total
Balance at January 1, 2012	43,697,570	$44	—	$—	$415,527	$(55,503)	$(170,793)	$—	$189,275
Net (loss) income	—	—	—	—	—	(105,598)	—	5,137	(100,461)
Acquisition (Note 3)	—	—	—	—	—	—	—	236,257	236,257
Preferred stock dividend	—	—	—	—	—	(3,734)	—	—	(3,734)
Other comprehensive income	—	—	—	—	—	—	117,578	10,941	128,519
Common stock issuances, net of costs of $20.1 million	49,917,786	50	—	—	1,433,030	—	—	—	1,433,080
Preferred stock issuance, net of costs of $7.0 million	—	—	13,877,552	14	333,029	—	—	—	333,043
Common stock-based award activity	172,689	—	—	—	3,699	—	—	—	3,699
Balance at March 30, 2012	93,788,045	$94	13,877,552	$14	$2,185,285	$(164,835)	$(53,215)	$252,335	$2,219,678

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011

Cash flows from operating activities:
Net (loss) income	$(100,461)	$6,555
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	61,804	5,527
Stock-based compensation expense	1,195	1,716
Deferred income tax provision (benefit)	49,056	(1,250)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(66,472)	(497)
Inventories, net	(56,062)	(7,760)
Changes in other operating assets and liabilities	1,662	421
Net cash (used in) provided by operating activities	(109,278)	4,712

Cash flows from investing activities:
Purchases of fixed assets, net	(18,898)	(3,036)
Acquisitions, net of cash received	(1,653,756)	(22,299)
Net cash used in investing activities	(1,672,654)	(25,335)

Cash flows from financing activities:
Borrowings under term credit facility	1,731,523	—
Payments under term credit facility	(490,349)	(2,500)
Proceeds from borrowings on revolving credit facilities	12,250	16,631
Repayments of borrowings on revolving credit facilities	(51,268)	(12,831)
Payments of deferred loan costs	(4,613)	—
Proceeds from issuance of common stock, net	753,235	1,125
Proceeds from issuance of preferred stock, net	333,029	—
Payment of dividend on preferred stock	(2,062)	—
Net cash provided by financing activities	2,281,745	2,425

Effect of foreign exchange rates on cash and cash equivalents	5,009	3,116

Increase (decrease) in cash and cash equivalents	504,822	(15,082)
Cash and cash equivalents, beginning of period	75,108	60,542
Cash and cash equivalents, end of period	$579,930	$45,460

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Colfax Corporation (the “Company” or “Colfax”) is a diversified global industrial manufacturing and engineering company that provides gas- and fluid-handling and fabrication technology products and services to customers around the world under the Howden, ESAB and Colfax Fluid Handling brand names. With the closing of the acquisition of Charter International plc (“Charter”) by Colfax (the “Charter Acquisition”) during the three months ended March 30, 2012, Colfax has transformed from a fluid-handling business into a multi-platform enterprise with a global footprint. See Note 3, “Acquisition” for additional information regarding the Charter Acquisition.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.

The Condensed Consolidated Balance Sheet as of December 31, 2011 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), filed with the SEC on February 23, 2012. Given the impact of the Charter Acquisition on the Condensed Consolidated Financial Statements, certain prior period amounts have been reclassified to conform to current year presentation.

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

The results of operations for the three months ended March 30, 2012 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s gas- and fluid-handling business. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

2. Accounting Policies

During the three months ended March 30, 2012, the Company’s significant accounting policies, as reflected in the 2011 Form 10-K, were updated to include the following as a result of the Charter Acquisition:

Revenue Recognition - Construction Contracts

The Company recognizes revenue and cost of sales on gas-handling construction projects using the “percentage of completion method” in accordance with GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of March 30, 2012, there were $147.7 million of expenses in excess of billings and of $105.6 million of billings in excess of expenses on construction contracts in the Condensed Consolidated Balance Sheet.

The Company has contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available. See Note 15, “Segment Information” for sales by major product group.

Noncontrolling Interests

The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Less than wholly owned subsidiaries, including joint ventures, are consolidated when it is determined that the Company has a controlling financial interest, which is generally determined when the Company holds a majority voting interest. When protective rights, substantive rights or other factors exist, further analysis is performed in order to determine whether or not there is a controlling financial interest. The Condensed Consolidated Financial Statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the noncontrolling parties’ ownership share is presented as a noncontrolling interest.

Derivatives

The Company is subject to foreign currency risk associated with the retranslation of the net assets of foreign subsidiaries to U.S. dollars on a periodic basis. The Company’s Deutsche Bank Credit Agreement (as defined and further discussed in Note 9, “Debt”) includes a €157.6 million term A-3 facility, which has been designated as a net investment hedge in order to mitigate a portion of this risk.

Derivative instruments are generally recognized on a gross basis in the Condensed Consolidated Balance Sheets in either Other current assets, Other assets, Accrued liabilities or Other liabilities depending upon their respective fair values and maturity dates. The Company designates a portion of its foreign exchange contracts as fair value hedges. For all instruments designated as hedges, including net investment hedges, cash flow hedges and fair value hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Company assesses whether the relationship between the hedging instrument and the hedged item is highly effective at offsetting changes in the fair value both at inception of the hedging relationship and on an ongoing basis. For cash flow hedges and net investment hedges, unrealized gains and losses are recognized as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets to the extent that it is effective at offsetting the change in the fair value of the hedged item and realized gains and losses are recognized in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. Gains and losses related to fair value hedges are recorded as an offset to the fair value of the underlying asset or liability, primarily Trade receivables and Accounts payable in the Condensed Consolidated Statements of Operations.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

See Note 13, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

Equity Method Investments

Investments in joint ventures, where the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are reviewed periodically for indications of other than temporary impairment, including, but not limited to, significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees. If the decline in fair value is considered to be other than temporary, an impairment loss is recorded and the investment is written down to a new carrying value. Investments in joint ventures acquired in the Charter Acquisition were recognized in the opening balance sheet at fair value. See Note 3, “Acquisition” for additional information regarding the assets acquired in the Charter Acquisition.

3. Acquisition

On January 13, 2012, Colfax completed the Charter Acquisition for a total purchase price of approximately $2.6 billion. Under the terms of the Charter Acquisition, Charter shareholders received 730 pence in cash and 0.1241 newly issued shares of Colfax Common stock in exchange for each share of Charter’s ordinary stock. Charter is a global industrial manufacturing company focused on welding, cutting and automation and air and gas handling. The acquisition is expected to:

•	enhance the Company’s business profile by providing a meaningful recurring revenue stream and considerable exposure to emerging markets;

•	enable Colfax to benefit from strong secular growth drivers, with a balance of short- and long-cycle businesses; and

•	provide an additional growth platform in the fragmented fabrication technology industry.

See Note 9, “Debt” and Note 10, “Equity” for a discussion of the respective financing components of the Charter Acquisition.

During the three months ended March 30, 2012, the Company incurred $42.9 million of advisory, legal, audit, valuation and other professional service fees, termination payments to Charter executives and realized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition, which are included in Charter acquisition-related expense in the Condensed Consolidated Statement of Operations. As of March 30, 2012, $10.1 million related to these expenses were included in Accrued liabilities in the Condensed Consolidated Balance Sheet. See Note 13, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

The Charter Acquisition was accounted for using the acquisition method of accounting and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the date of acquisition. The following unaudited proforma financial information presents Colfax’s consolidated financial information assuming the acquisition had taken place on January 1, 2011. These amounts are presented in accordance with GAAP, consistent with the Company’s accounting policies.

	Three Months Ended
	March 30, 2012	April 1, 2011(1)
	(Unaudited, in thousands)
Net sales	$955,791	$854,216
Net income (loss) available to Colfax common shareholders	14,204	(49,430)

(1)	Proforma net loss available to Colfax common shareholders for the three months ended April 1, 2011 reflects the impact of certain expenses included in the Condensed Consolidated Statement of Operations for the three months ended March 30, 2012, but excluded from the calculation of proforma net income for that period. These expenses include increased acquisition-related amortization expense of $33.7 million, $42.9 million of Charter acquisition-related expense, discussed above, and $50.3 million of increased valuation allowance related to the Company’s deferred tax assets in the U.S., discussed further in Note 6, “Income Taxes.”

The following table summarizes the Company’s best estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition. These amounts are determined based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed. In addition, certain assets and obligations related to contracts existing at the acquisition date are valued based on incomplete data as some regulatory matters are unresolved. There is also a required change of control payment related to a defined benefit pension plan which is based on plan provisions which must be interpreted by an actuary. Such interpretation and the related financial statement impact has not yet been received. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

January 13,
2012
(In thousands)
Trade receivables	$687,962
Inventories	464,621
Property, plant and equipment	565,111
Goodwill	1,595,458
Intangible assets	715,643
Accounts payable	(372,241)
Debt	(398,705)
Other assets and liabilities, net	(469,541)
2,788,308
Less: net assets attributable to noncontrolling interest	(236,257)
Net consideration	$2,552,051

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

The following table summarizes Intangible assets acquired, excluding Goodwill, as of January 13, 2012:

	Intangible	Weighted-Average
	Asset	Amortization
	(In thousands)	Period (Years)

Trade names – indefinite life	$363,628	n/a
Customer relationships	215,310	7.10
Acquired technology	77,485	10.33
Backlog	54,805	1.00
Trademarks	4,415	5.00
Intangible assets	$715,643	6.84

4. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment, during the three months ended March 30, 2012:

	Gas and Fluid Handling	Fabrication Technology	Total
		(In thousands)
Balance, January 1, 2012	$204,844	$—	$204,844
Goodwill attributable to Charter Acquisition	927,918	667,540	1,595,458
Impact of foreign currency translation	41,940	28,195	70,135
Balance, March 30, 2012	$1,174,702	$695,735	$1,870,437

The following table summarizes the Intangible assets, excluding Goodwill:

	March 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$254,556	$—	$6,803	$—
Acquired customer relationships	390,505	(16,983)	29,798	(12,987)
Acquired technology	99,182	(4,893)	17,961	(2,791)
Acquired backlog	60,686	(14,927)	3,451	(2,033)
Other intangible assets	5,020	(4,536)	4,962	(4,135)
	$809,949	$(41,339)	$62,975	$(21,946)

See Note 3, “Acquisition” for additional information regarding the activity in Goodwill and intangible assets associated with the Charter Acquisition.

Amortization expense of $18.9 million and $1.8 million related to amortizable intangible assets was included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for the three months ended March 30, 2012 and April 1, 2011, respectively.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

5. Net (Loss) Income Per Share

Net (loss) income per share available to Colfax Corporation common shareholders was computed under the two-class method as follows:

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(In thousands, except share data)
Net (loss) income available to Colfax Corporation common shareholders	$(109,332)	$6,555
Less: net loss attributable to participating securities(1)	—	—
	$(109,332)	$6,555

Weighted-average shares of Common stock outstanding—basic	81,927,738	43,497,642
Net effect of potentially dilutive securities(2)	—	607,478
Weighted-average shares of Common stock outstanding—diluted	81,927,738	44,105,120

Net (loss) income per share—basic and diluted	$(1.33)	$0.15

(1)	Net (loss) income per share was calculated consistent with the two-class method in accordance with GAAP as the shares of the Company’s Series A Preferred Stock are considered participating securities.

(2)	Potentially dilutive securities consist of stock options and restricted stock units.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 30, 2012 and April 1, 2011 excludes approximately 1.4 million and 0.5 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6. Income Taxes

During the three months ended March 30, 2012, Loss before income taxes was $43.1 million and the Provision for income taxes was $57.3 million. The provision was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in the Company’s valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in an increase to the income tax provision for the three months ended March 30, 2012 of $50.3 million. In addition, $42.9 million of Charter acquisition-related expense reflected in the Condensed Consolidated Statement of Operations are either non-deductible or were incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of tax provision rather than the tax benefit which would result from the application of the U.S. federal statutory rate to the reported net loss.

During the three months ended April 1, 2011, Income before income taxes was approximately $9.5 million and the Provision for income taxes was $3.0 million. The effective tax rate of 31.0% represents the estimated annual tax rate for the year applied to the current period Income before income tax plus the tax effect of any significant unusual items, discrete items or changes in tax law. This effective tax rate of 31.0% differs from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

In accordance with GAAP, the Company records a liability for unrecognized income tax benefits for the amount of benefit included in its previously filed income tax returns and in its financial results expected to be included in income tax returns to be filed for periods through the date of its Condensed Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)
Balance, January 1, 2012	4,077
Addition for tax positions taken in prior periods	451
Addition for tax positions taken in the current period	265
Addition related to acquired entities	71,285
Other, including the impact of foreign currency translation	1,908
Balance, March 30, 2012	$77,986

The Company is now subject to income tax in more than 100 countries and is routinely examined by tax authorities around the world. Tax examinations for years dating back to 1999 remain in process in multiple countries.

The Company’s total unrecognized tax benefits were $78.0 million and $4.1 million as of March 30, 2012 and December 31, 2011, respectively, inclusive of $15.5 million and $0.4 million, respectively, of interest and penalties. These amounts were offset in part by tax benefits of $0.5 million as of both March 30, 2012 and December 31, 2011. The net liabilities for uncertain tax positions as of March 30, 2012 and December 31, 2011 were $77.5 million and $3.6 million, respectively, and if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of Provision for income taxes, which was $0.5 million and $0.1 million for the three months ended March 30, 2012 and April 1, 2011, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations and resolution of tax audits may reduce its tax expense in the next 12 months up to $2.5 million.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

The Charter Acquisition materially impacted the Company’s deferred tax assets, liabilities and valuation allowances. Significant components of the deferred tax assets and liabilities as of January 13, 2012 are estimated as follows:

	January 13, 2012
	Current	Non-Current
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$1,474	$106,948
Expenses currently not deductible	39,872	70,672
Net operating loss carryover	20,220	130,476
Tax credit carryover	—	15,482
Other	9,340	27,005
Total deferred tax assets	70,906	350,583
Valuation allowance	(19,635)	(240,199)
Deferred tax assets, net	$51,271	$110,384

Deferred tax liabilities:
Depreciation and amortization	$—	$58,495
Pension	—	22,022
Intangible assets	6,699	197,753
Other	1,721	27,038
Total deferred tax liabilities	$8,420	$305,308

Total deferred tax assets (liabilities), net	$42,851	$(194,924)

Acquired subsidiaries with significant noncontrolling interests in India and China as well as a wholly owned Russian subsidiary are expected to remit dividends. Consequently, a liability of $11.8 million has been established at March 30, 2012. All other undistributed earnings of the Company’s controlled international subsidiaries are considered to be permanently reinvested and no tax expense in the U.S. has been recognized under the applicable accounting standard for these reinvested earnings. The amount of deferred tax liability that would have been recognized had such earnings not been permanently reinvested is not reasonably determinable.

7. Property, Plant and Equipment, Net

	Depreciable Life	March 30, 2012	December 31, 2011
	(In years)	(In thousands)
Land	n/a	$32,145	$14,786
Buildings and improvements	5-40	303,315	38,642
Machinery and equipment	3-15	419,963	134,548
Software	3-5	59,805	16,948
		815,228	204,924
Accumulated depreciation		(133,598)	(113,985)
Property, plant and equipment, net		$681,630	$90,939

Depreciation expense, including the amortization of assets recorded under capital leases, of $17.2 million and $3.1 million for the three months ended March 30, 2012 and April 1, 2011, respectively, was included in the Condensed Consolidated Statements of Operations and included $2.3 million and $0.4 million, respectively, of depreciation expense related to software.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

8. Inventories, Net

Inventories, net consisted of the following:

	March 30,	December 31,
	2012	2011
	(In thousands)
Raw materials	$175,232	$25,241
Work in process	112,941	26,376
Finished goods	284,952	20,378
	573,125	71,995
Less: customer progress billings	(11,929)	(9,124)
Less: allowance for excess, slow-moving and obsolete inventory	(5,810)	(6,735)
Inventories, net	$555,386	$56,136

9. Debt

Long-term debt consisted of the following:

	March 30,	December 31,
	2012	2011
	(In thousands)
Term loans	$1,707,025	$72,500
Revolving credit facilities and other	18,106	39,018
Total Debt	1,725,131	111,518
Less: current portion	(29,338)	(10,000)
Long-term debt	$1,695,793	$101,518

As of December 31, 2011, the Company was party to a credit agreement (the “Bank of America Credit Agreement”), led and administered by Bank of America, which was a senior secured structure with a revolving credit facility and term credit facility. The term credit facility bore interest at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 2.75% determined by the total leverage ratio calculated at the end of each quarter. As of December 31, 2011, the interest rate was 2.55% inclusive of a margin of 2.25%. Additionally, an annual commitment fee on the revolver ranged from 40 basis points to 50 basis points determined by the Company’s total leverage ratio calculated at the end of each quarter. As of December 31, 2011, the commitment fee was 40 basis points and there was $21.0 million outstanding on the letter of credit sub-facility.

During the three months ended March 30, 2012, the Company terminated the Bank of America Credit Agreement in conjunction with the financing of the Charter Acquisition. Upon the early termination of the Bank of America Credit Agreement, the Company incurred a total pre-tax charge of $1.5 million, which includes the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet for the related interest rate swap to Interest expense in the Condensed Consolidated Statement of Operations.

On January 13, 2012 and January 25, 2012, Colfax incurred debt consisting of: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a €157.6 million term A-3 facility and (iv) a $900 million term B facility pursuant to a credit agreement (the “Deutsche Bank Credit Agreement”) with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 and 50 basis points, determined by the Company’s leverage ratio. Additionally, as of March 30, 2012 the Company had an original issue discount of $65.6 million and deferred financing fees of $5.7 million, which were recognized in connection with the Deutsche Bank Credit Agreement, and will be accreted to Interest expense primarily using the effective interest method. The weighted-average interest rate of borrowings under the Deutsche Bank Credit Agreement for the three months ended March 30, 2012 was 3.95% and there was $291.9 million available on the Revolver, including $191.9 available on the letter of credit sub-facility.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

The Company is also party to additional letter of credit facilities with total capacity of $464.3 million and $318.4 million outstanding as of March 30, 2012.

The contractual maturities of the Company’s debt as of March 30, 2012 are as follows(1):

(In thousands)
Remainder of 2012	$24,980
2013	20,852
2014	144,000
2015	189,000
2016	421,903
2017	144,000
Thereafter	846,000
Total contractual maturities	1,790,735
Debt discount	(65,604)
Total debt	$1,725,131

(1)	Represents scheduled payments required under the Deutsche Bank Credit Agreement through the respective final maturities of the term A facilities through January 13, 2017 and the term B facility through January 13, 2019, as well as the contractual maturities of other Debt outstanding as of March 30, 2012.

In March 2012, the Company used a portion of the proceeds from the sale of Common stock to pay off $35.0 million in borrowings under the term A facilities in advance of the scheduled payments. See Note 10, “Equity” for additional discussion regarding the Company’s stock issuances.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.0 to 1.0, measured at the end of each quarter, through the year ended December 31, 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in the year ended December 31, 2013 until it reaches 3.0 to 1.0 for the year ended December 31, 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ended December 31, 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for the year ended December 31, 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of March 30, 2012.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

10. Equity

Common and Preferred Stock

On January 24, 2012, following approval by the Company’s shareholders, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares from 210,000,000 shares to 420,000,000 shares, comprised of an increase in Common stock from 200,000,000 shares to 400,000,000 shares and an increase in Preferred stock from 10,000,000 shares to 20,000,000 shares.

In connection with the financing of the Charter Acquisition, on January 24, 2012, the Company sold (i) 14,756,945 shares of newly issued Colfax Common stock and (ii) 13,877,552 shares of newly created Series A perpetual convertible preferred stock, referred to as the Series A Preferred Stock, for an aggregate of $680 million (representing $24.50 per share of Series A Preferred Stock and $23.04 per share of Common stock) pursuant to a securities purchase agreement with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) as well as BDT Capital Partners Fund I-A, L.P., and Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother, Steven M. Rales (for the limited purpose of tag-along sales rights provided to the BDT Investor in the event of a sale or transfer of shares of Colfax Common stock by either or both of Mitchell P. Rales and Steven M. Rales). Under the terms of the Series A Preferred Stock, holders are entitled to receive cumulative cash dividends, payable quarterly, at a per annum rate of 6% of the liquidation preference (defined as $24.50, subject to customary antidilution adjustments), provided that the dividend rate shall be increased to a per annum rate of 8% if the Company fails to pay the full amount of any dividend required to be paid on such shares until the date that full payment is made.

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

On January 24, 2012, Colfax sold 2,170,139 shares of newly issued Colfax Common stock to each of Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales and 1,085,070 shares of newly issued Colfax Common stock to Markel Corporation, a Virginia corporation (“Markel”) at $23.04 per share, for an aggregate of $125 million, pursuant to separate securities purchase agreements with Mitchell P. Rales and Steven M. Rales, each of whom were beneficial owners of 20.9% of Colfax’s Common stock, and Markel. Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel.

Consideration paid to Charter shareholders included 0.1241 shares of newly issued Colfax Common stock in exchange for each share of Charter’s ordinary stock, which resulted in the issuance of 20,735,493 shares of Common stock on January 24, 2012.

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.5 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the three months ended March 30, 2012.

On March 5, 2012, the Company sold 8,000,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $272 million. Further, on March 9, 2012, the underwriters of the March 5, 2012 equity offering exercised their over-allotment option and the Company sold an additional 1,000,000 shares of newly issued Colfax Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $34 million. In conjunction with these issuances, the Company recognized $12.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the three months ended March 30, 2012.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

Dividend Restrictions

Beginning on January 13, 2012, the Company is subject to dividend restrictions under the Deutsche Bank Credit Agreement, which limit the total amount of cash dividends the Company may pay and Common stock repurchases the Company may make to $50 million annually, in the aggregate.

Accumulated Other Comprehensive Loss

The activity in the components of Accumulated other comprehensive loss during the three months ended March 30, 2012 is as follows:

	Foreign Currency Translation Adjustment(1)	Unrealized Losses on Hedging Activities	Net Unrecognized Pension and Other Post- Retirement Benefit Cost	Accumulated Other Comprehensive (Loss)
	(In millions)
Balance at January 1, 2012	$(5,537)	$(471)	$(164,785)	$(170,793)
Change during 2012	123,069	(7,516)	2,025	117,578
Balance at March 30, 2012	$117,532	$(7,987)	$(162,760)	$(53,215)

(1)	The activity in Accumulated other comprehensive loss related to foreign currency translation for the three months ended March 30, 2012 excludes the $10.9 million impact of foreign currency translation related to Noncontrolling interest during the period.

Share-Based Payments

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Condensed Consolidated Statements of Operations, as payroll costs of the employees receiving the awards are recorded in the same line item. During the three months ended March 30, 2012, a total of $1.2 million and $0.1 million of stock-based compensation expense and related deferred tax benefits, respectively, were recognized. During the three months ended April 1, 2011, a total of $1.7 million of stock-based compensation expense and $0.6 million of deferred tax benefits were recognized, including approximately $0.2 million of stock-based compensation expense included in Restructuring and other related charges in the Condensed Consolidated Financial Statements related to the accelerated vesting of certain awards as part of the termination benefits of one employee associated with the Company’s restructuring activities. As of March 30, 2012, the Company had $14.7 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.4 years.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

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

Three Months Ended
March 30, 2012

Expected period that options will be outstanding (in years)	4.50
Interest rate (based on U.S. Treasury yields at the time of grant)	0.87%
Volatility	44.90%
Dividend yield	—
Weighted-average fair value of options granted	$13.36

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

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at December 31, 2011	1,461,157	14.76
Granted	348,564	35.29
Exercised	(174,620)	13.58
Forfeited	(3,270)	19.10
Expired	(6,457)	12.58
Outstanding at March 30, 2012	1,625,374	$19.29	5.36	$26,040
Vested or expected to vest at March 30, 2012	1,473,259	$20.00	5.33	$22,557
Exercisable at March 30, 2012	800,007	$13.36	4.43	$17,506

(1)	The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

Restricted Stock Units

The fair value of performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”) is equal to the market value of a share of Common stock on the date of grant, and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs, when it is expected that any of the performance criterion will be achieved.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	324,447	$15.99	64,263	$14.71
Granted	120,761	35.60	5,556	35.63
Vested	—	—	(1,852)	9.21
Forfeited	(2,897)	17.25	—	—
Nonvested at March 30, 2012	442,311	$21.34	67,967	$16.57

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 30, 2012	December 31, 2011
	(In thousands)
Accrued payroll	$89,604	$21,415
Advance payment from customers	96,585	14,704
Accrued taxes	92,415	4,911
Accrued asbestos-related liability	77,532	76,295
Accrued restructuring liability – current portion	12,116	4,573
Warranty liability – current portion	37,768	2,987
Accrued Charter Acquisition-related liability	10,078	29,430
Accrued pension liability	17,046	1,267
Other	102,377	20,425
Accrued liabilities	$535,521	$176,007

Warranty Liability

Estimated expenses related to product warranties are accrued at the time products are sold to customers and included in Cost of sales in the Condensed Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(In thousands)
Warranty liability, beginning of period	$2,987	$2,963
Accrued warranty expense	4,498	910
Changes in estimates related to pre-existing warranties	198	458
Cost of warranty service work performed	(8,317)	(515)
Acquisitions	44,476	447
Foreign exchange translation effect	176	194
Warranty liability, end of period	$44,018	$4,457

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

Accrued Restructuring Liability

The Company initiated a series of restructuring actions at its fluid-handling operations beginning in 2009 in response to then current and expected future economic conditions. During the three months ended April 1, 2011, the Company relocated its Richmond, Virginia corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to its key advisors and eliminated an executive position in its German operations. During the year ended December 31, 2011, the Company also communicated initiatives to improve productivity and reduce structural costs by rationalizing and leveraging its existing assets and back office functions. These initiatives include the consolidation of the Company’s commercial marine end-market operations, reduction in the back office personnel at several distribution centers in Europe, the closure of a small facility that previously produced units sold to certain customers located in the Middle East that the Company ceased supplying to during the year ended December 31, 2010, and the closure of a Portland, Maine production facility and consolidation of the operations with a Warren, Massachusetts facility.

As a result of the Charter Acquisition, the Company’s restructuring programs expanded to include ongoing initiatives at the Company’s fabrication technology operations and efforts to reduce the structural costs and rationalize the corporate overhead of the combined businesses. Initiatives at the Company’s fabrication technology operations include the transfer of European capacity, a reduction in fixed overhead in Europe, the replacement of an old factory in the U.S. with a modern, lower cost and higher capacity facility, and the reduction of product range complexity to drive margin and working capital improvement.

During the three months ended March 30, 2012 and April 1, 2011, restructuring and other related charges of $8.6 million and $2.0 million were recognized in Restructuring and other related charges in the Condensed Consolidated Statements of Operations.

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 30, 2012
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$3,868	$6,324	$7,777	$(7,412)	$83	$10,640
Facility closure costs(2)	633	3,860	277	(1,485)	(3)	3,282
Other related charges	72	—	589	(617)	2	46
	$4,573	$10,184	$8,643	$(9,514)	$82	$13,968

(1)	Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.

(2)	Includes the cost of relocating and training associates, relocating equipment and lease termination expense in connection with the closure of facilities, discussed above.

The Company expects to incur Restructuring and other related charges of approximately $22.0 million during the remainder of 2012 related to these restructuring activities.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

12. Net Periodic Benefit Cost–Defined Benefit Plans

In conjunction with the Charter Acquisition, the Company acquired a net pension and other post-retirement benefit liability of $206.0 million as of January 13, 2012 and increased its pension and other post-retirement benefit plans by 44 plans. Of the total plans acquired, 40 were underfunded by a total amount of $256.8 million and three were overfunded by a total amount of $50.8 million. Employer contributions to pension and other post-retirement employee benefit plans during the three months ended March 30, 2012 were $28.2 million, and the Company expects to make additional contributions ranging from $25 million to $35 million during the remainder of the year ended December 31, 2012. Contributions during the three months ended March 30, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of financing the Charter Acquisition. See Note 3, “Acquisition” for additional information regarding the Charter Acquisition.

The following table sets forth the components of net periodic benefit cost of the defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(in thousands)
Pension Benefits—U.S. Plans:
Service cost	$—	$—
Interest cost	4,685	2,850
Expected return on plan assets	(6,031)	(4,164)
Amortization	1,746	1,313
Net periodic benefit cost (credit)	$400	$(1)

Pension Benefits—Non U.S. Plans:
Service cost	$833	$288
Interest cost	7,954	1,214
Expected return on plan assets	(4,759)	(353)
Amortization	190	154
Net periodic benefit cost	$4,218	$1,303

Other Post-Retirement Benefits:
Service cost	$39	$—
Interest cost	326	172
Amortization	233	213
Net periodic benefit cost	$598	$385

13. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables, Accounts payable and Accrued liabilities approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.7 billion and $110.9 million as of March 30, 2012 and December 31, 2011, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	March 30, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$309,907	$—	$—	$309,907
Foreign currency contracts related to sales – designated as hedges	—	3,188	—	3,188
Foreign currency contracts related to sales – not designated as hedges	—	4,592	—	4,592
Foreign currency contracts related to purchases – designated as hedges	—	550	—	550
Foreign currency contracts related to purchases – not designated as hedges	—	367	—	367
Deferred compensation plans	—	2,428	—	2,428
	$309,907	$11,125	$—	$321,032

Liabilities:
Foreign currency contracts related to sales – designated as hedges	—	2,019	—	2,019
Foreign currency contracts related to sales – not designated as hedges	—	1,601	—	1,601
Foreign currency contracts related to purchases – designated as hedges	—	822	—	822
Foreign currency contracts related to purchases – not designated as hedges	—	2,711	—	2,711
Deferred compensation plans	—	2,428	—	2,428
Liability for contingent payments	—	—	4,537	4,537
	$—	$9,581	$4,537	$14,118

	December 31, 2011
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$15,540	$—	$—	$15,540
Foreign currency contracts – primarily related to customer sales contracts	—	5	—	5
	$15,540	$5	$—	$15,545

Liabilities:
Interest rate swap	$—	$471	$—	$471
Foreign currency contracts – acquisition-related	—	14,986	—	14,986
Foreign currency contracts – primarily related to customer sales contracts	—	371	—	371
Liability for contingent payments	—	—	4,359	4,359
	$—	$15,828	$4,359	$20,187

There were no transfers in or out of Level One, Two or Three during the three months ended March 30, 2012.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

Cash Equivalents

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices. The fair value of these investments approximates cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

Derivatives

The Company periodically enters into foreign currency, interest rate swap, and commodity derivative contracts. The Company uses interest rate swaps to manage exposure to interest rate fluctuations. Foreign currency contracts are used to manage exchange rate fluctuations. Commodity futures contracts are used to manage costs of raw materials used in the Company’s production processes.

The Company enters into such contracts with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. The Company does not enter into derivative contracts for trading purposes.

Interest rate swaps are valued based on forward curves observable in the market. Foreign currency contracts are measured using broker quotations or observable market transactions in either listed or over-the-counter markets. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis. For transactions in which the instrument has been designated as a cash flow hedge, changes in the fair value of the derivative are reported in Accumulated other comprehensive loss to the extent they are effective at offsetting changes in the hedged item. For transactions in which the instrument has been designated as a fair value hedge, changes in the fair value of the derivative are reported in either Trade receivables or Accounts payable to the extent they are effective at offsetting changes in the hedged item. Changes in the fair value of certain derivatives not designated as hedges, related to the Charter Acquisition, are recognized in Charter acquisition-related expense in the Condensed Consolidated Statements of Operations, while changes in the fair value of all other derivatives not designated as hedges are recognized as a component of Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

Interest Rate Swap. The notional value of the Company’s interest rate swap was $25 million as of December 31, 2011 at which time it exchanged its LIBOR-based variable-rate interest for a fixed rate of 4.1375%. On January 11, 2012, the Company terminated its interest rate swap in conjunction with the repayment of the Bank of America Credit Agreement and reclassified $0.5 million of net losses from Accumulated other comprehensive loss to Interest expense in the Condensed Consolidated Statement of Operations.

Foreign Currency Contracts. As of March 30, 2012 and December 31, 2011, the Company had foreign currency contracts with the following notional values:

	March 30, 2012	December 31, 2011
	(In thousands)
Foreign currency contracts sold – not designated as hedges	$322,033	$—
Foreign currency contracts sold – designated as hedges	206,454	5,116
Foreign currency contracts purchased – not designated as hedges	115,013	—
Foreign currency contracts purchased – designated as hedges	35,360	—
Foreign currency contracts – acquisition related	—	2,749,000
Total foreign currency derivatives	$678,860	$2,754,116

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(In thousands)
Contracts Designated as Hedges:
Interest Rate Swap:
Unrealized loss	$—	$(100)
Realized loss	(471)	(485)
Foreign Currency Contracts – related to customer sales contracts:
Unrealized gain	1,309	—
Realized loss	(755)	—
Foreign Currency Contracts – related to supplier purchase contracts:
Unrealized loss	(606)	—
Realized loss	(90)	—
Unrealized loss on net investment hedge	(9,879)	—
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts – acquisition-related:
Realized loss	(7,177)	—
Foreign Currency Contracts – primarily related to customer sales contracts:
Unrealized gain	743	(426)
Realized gain	1,094	17

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisition of COT-Puritech in December of 2011, which are subject to the achievement of certain performance goals, and is included in Other liabilities in the Condensed Consolidated Balance Sheets. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections and is included in Level Three of the fair value hierarchy. During the three months ended March 30, 2012, an insignificant amount of accretion was recognized in Interest expense in the Condensed Consolidated Statement of Operations related to the Company’s liability for contingent payments. Realized or unrealized gains or losses in future periods will be recognized in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

14. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for the year ended December 31, 2011.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims of our fluid-handling subsidiaries is as follows(1):

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(Number of claims)
Claims unresolved, beginning of period	23,682	24,764
Claims filed(2)	1,001	926
Claims resolved(3)	(767)	(3,916)
Claims unresolved, end of period	23,916	21,774

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”

(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.

(3)	Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	March 30, 2012	December 31, 2011
	(In thousands)
Current asbestos insurance asset(1)	$43,452	$43,452
Current asbestos insurance receivable(1)	37,224	33,696
Long-term asbestos insurance asset(2)	322,774	326,838
Long-term asbestos insurance receivable(2)	14,034	14,034
Accrued asbestos liability(3)	48,700	48,700
Long-term asbestos liability(4)	378,163	382,394

(1)	Included in Other current assets in the Condensed Consolidated Balance Sheets.

(2)	Included in Other assets in the Condensed Consolidated Balance Sheets.

(3)	Represents current reserves for probable and reasonably estimable asbestos-related liability cost that the Company believes the fluid handling subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

(4)	Included in Other liabilities in the Condensed Consolidated Balance Sheets.

In addition to the asbestos litigation of our fluid-handling subsidiaries, certain subsidiaries acquired in conjunction with the Charter Acquisition have been named as defendants in asbestos related actions in the U.S. These lawsuits have alleged that the defendants were liable for acts of a former affiliate. The defendants have contested these actions and, in most cases, have obtained dismissals. The Company expects to continue to defend successfully the actions brought against them.

Additionally, another subsidiary acquired in conjunction with the Charter Acquisition has been named as a defendant in a number of lawsuits in state and federal courts in the U.S. alleging personal injures from exposure to manganese in the fumes of welding consumables. This subsidiary, along with other co-defendants, entered into an agreement with plaintiffs’ counsel that provides for the dismissal with prejudice of substantially all of the pending manganese claims provided certain conditions precedent are satisfied.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

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

15. Segment Information

Upon the closing of the Charter Acquisition, the Company changed the composition of its reportable segments to reflect the changes in its internal organization resulting from the integration of the acquired businesses. The Company now conducts its operations through the following business segments:

▪	Gas & Fluid Handling – a global supplier of a broad range of gas- and fluid-handling products, including pumps, fluid-handling systems and controls, specialty valves, heavy-duty centrifugal and axial fans, rotary heat exchangers and gas compressors, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and

▪	Fabrication Technology – a global supplier of welding equipment and consumables, cutting equipment and consumables and automated welding and cutting systems.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating (loss) income before Restructuring and other related charges.

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

The Company’s segment results were as follows:

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(In thousands)
Net sales:
Gas and fluid handling	$425,331	$158,558
Fabrication technology	461,035	—
	$886,366	$158,558
Segment operating income (loss)(1):
Gas and fluid handling	$22,096	$22,382
Fabrication technology	16,996	—
Corporate and other	(54,580)	(9,073)
	$(15,488)	$13,309
Depreciation and Amortization:
Gas and fluid handling	$29,544	$5,283
Fabrication technology	27,629	—
Corporate and other	4,631	244
	$61,804	$5,527
Capital Expenditures:
Gas and fluid handling	$9,294	$2,714
Fabrication technology	9,604	—
Corporate and other	—	322
	$18,898	$3,036

(1)	The following is a reconciliation of (Loss) income before income taxes to segment operating (loss) income:

	Three Months Ended
	March 30, 2012	April 1, 2011
	(In thousands)
(Loss) income before income taxes	$(43,113)	$9,505
Interest expense	18,982	1,827
Restructuring and other related charges	8,643	1,977
Segment operating (loss) income	$(15,488)	$13,309

	March 30,	December 31,
	2012	2011
	(In thousands)
Investment in Equity Method Investees:
Gas and fluid handling	$10,660	$7,680
Fabrication technology	35,924	—
Corporate and other	—	—
	$46,584	$7,680
Total Assets:
Gas and fluid handling	$3,274,212	$947,773
Fabrication technology	2,415,992	—
Corporate and other	439,877	140,770
	$6,130,081	$1,088,543

COLFAX CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (Unaudited)

The detail of the Company’s operations by geography and product type are as follows:

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(in thousands)
Net Sales by Origin:
United States	$180,566	$47,189
Foreign	705,800	111,369
	$886,366	$158,558
Net Sales by Major Product Group:
Gas handling	$263,596	$—
Fluid handling	161,735	158,558
Welding and cutting	461,035	—
	$886,366	$158,558

16. Subsequent Events

On April 13, 2012, the Company completed a $29.4 million acquisition of shares of a publicly traded, less than wholly owned subsidiary in which the Company has a controlling interest. This resulted in an increase in the Company’s ownership of the subsidiary from 56% to 74%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Further, the forward-looking statements contained herein include statements about the expected effects of the integration of Charter International plc (“Charter”) by Colfax (the “Charter Integration”), the expected benefits from integrating Charter and other benefits associated with the Charter Integration, strategic options and all other statements contained herein regarding the Charter Integration other than historical facts. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks related to the Charter Integration including, but not limited to:

•	risks related to any unforeseen liabilities of Charter;

•	our ability to deliver the expected returns and accretive effects on our earnings within our expected timeframes for such returns, or at all;

•	our ability to successfully integrate Charter;

•	our additional leverage as a result of the Charter Acquisition, which may limit our flexibility in operating our business;

•	covenants made to equity investors in connection with the Charter Acquisition that may limit our flexibility in operating our business; and

•	increased exposure to foreign currency risk;

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	our recent substantial leadership turnover and realignment;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting;

•	our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and

•	others risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2011 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2011 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

During the first quarter of 2012, Colfax completed the acquisition of Charter (the “Charter Acquisition”) which has transformed Colfax from a fluid-handling organization into a multi-platform enterprise with a strong global footprint. Following the Charter Acquisition, Colfax conducts business in the following operating segments:

▪	Gas & Fluid Handling – a global supplier of a broad range of gas- and fluid-handling products, including pumps, fluid-handling systems and controls, specialty valves, heavy-duty centrifugal and axial fans, rotary heat exchangers and gas compressors, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and
▪	Fabrication Technology – a global supplier of welding equipment and consumables, cutting equipment and consumables and automated welding and cutting systems.

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

We employ a comprehensive set of tools that we refer to as the Colfax Business System (“CBS”). CBS is a disciplined strategic planning and execution methodology designed to achieve excellence and world-class financial performance in all aspects of our business by focusing on the Voice of the Customer and continuously improving quality, delivery and cost.  Modeled on the Danaher Business System, CBS focuses on conducting root-cause analysis, developing process improvements and implementing sustainable systems. Our approach addresses the entire business, not just manufacturing operations.

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

As a result of the Charter Acquisition, we face a number of challenges and opportunities, including the successful integration, application and expansion of our CBS tools to improve margins and working capital management, rationalization of assets and back office functions, and consolidation of manufacturing facilities.

We expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on opportunities in the future.

Results of Operations

Upon the closing of the Charter Acquisition, we changed the composition of our reportable segments to reflect the changes in our internal organization resulting from the integration of the acquired businesses. The Company now conducts its operations through two business segments: gas and fluid handling and fabrication technology. Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating (loss) income before Restructuring and other related charges.

Items Affecting Comparability of Reported Results

In addition to the impact of the Charter Acquisition and the change in composition of our reportable segments, the comparability of our operating results for the first quarters of 2012 and 2011 is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the gas- and fluid-handling segment, where this information is relevant. The discussion of Net sales, order and order backlog in comparison to the first quarter of 2011 is a proforma comparison that includes the operations acquired in the Charter Acquisition for the comparable period of the prior year, which excludes the first 12 days of 2011. The change in Net sales due to acquisitions represents the change in sales due to the following acquisitions by both Colfax and Charter:

On December 6, 2011, Colfax completed the acquisition of COT-Puritech, Inc. for a total purchase price, net of cash acquired, of $39.4 million which includes the fair value of estimated additional contingent cash payments of $4.3 million. The additional contingent cash payments will be paid over two years subject to the achievement of certain performance goals. COT-Puritech, Inc. is a national supplier of oil flushing and remediation services to power generation plants, refinery and petrochemical operations and other manufacturing sites, with its primary operations based in Canton, Ohio.

On March 28, 2011, Howden completed the acquisition of Thomassen Compression Systems BV (“Thomassen”), a leading supplier of high-powered engineered compressors to the oil, gas and petrochemical end market, for approximately €100 million.

On March 3, 2011, ESAB completed the acquisition of LLC Sychevsky Electrodny Zavod (“Sychevsky”), a leading Russian electrode manufacturer based in the Smolensk region for $19.2 million.

On February 14, 2011, Colfax completed the acquisition of Rosscor for $22.3 million, net of cash acquired and subject to final adjustments under the purchase agreement. Rosscor is a supplier of multiphase pumping technology and certain other highly engineered fluid-handling systems, with its primary operations based in Hengelo, The Netherlands.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 80% for the first quarter of 2012, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Seasonality

The results of operations for the first quarter of 2012 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s gas- and fluid-handling business. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales increased from proforma net sales of $796.5 million in the first quarter of 2011 to $886.4 million in the first quarter of 2012 (which excludes operations acquired in the Charter Acquisition for the first 12 days of each reporting period presented). The following tables present components of our proforma consolidated Net sales and, for our gas- and fluid-handling segment, proforma order and backlog growth, which, as discussed above, represents the first quarter of 2011 excluding the first 12 days:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
Proforma as of and for the three months ended April 1, 2011	$796.5		$451.9		$1,270.5
Components of Change:
Existing businesses(2)	81.9	10.3%	(11.0)	(2.4)%	136.4	10.7%
Acquisitions(3)	37.1	4.7%	66.7	14.8%	2.9	0.2%
Foreign currency translation(4)	(29.1)	(3.7)%	(10.1)	(2.3)%	(37.0)	(2.8)%
	89.9	11.3%	45.6	10.1%	102.3	8.1%
As of and for the three months ended March 30, 2012	$886.4		$497.5		$1,372.8

(1)	Represents contracts for products or services, net of cancellations for the period for our gas- and fluid-handling operating segment.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of our acquisitions of COT-Puritech and Rosscor and the acquisitions of Thomassen and Sychevsky by Howden and ESAB, respectively.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

The proforma increase in Net sales from existing businesses was attributable to increases of $56.3 million and $25.6 million in our gas- and fluid-handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the first quarter of 2012 in comparison to the first quarter of 2011 due to declines in the oil, gas and petrochemical, general industrial and other and marine end markets, partially offset by increased demand in the mining and power generation end markets.

Business Segments

As discussed further above, we changed the composition of our reportable segments during the first quarter of 2012. The Company now reports results in two business segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by business segment for each of the following periods:

	Three Months Ended
		Proforma
	March 30,	April 1,
	2012	2011
	(In millions)
Gas and Fluid Handling	$425.3	$342.9
Fabrication Technology	461.1	453.6
Total Net sales	$886.4	$796.5

The sales comparisons discussed above are on a proforma basis. Cost information for Charter, ESAB and Howden is not available under the presentation required by the Exchange Act and, as such, proforma discussions are limited to sales.

Gas and Fluid Handling

We design, manufacture, install and maintain gas- and fluid-handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other. Our gas-handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers and compressors. The fans and heat exchangers are used in coal-fired and other types of power stations, both in combustion and emissions control applications, underground mines, steel sintering plants and other industrial facilities that require movement of large volumes of air in harsh applications. Howden’s compressors are mainly used in the oil, gas and petrochemical end market. Our fluid-handling products are marketed by Colfax Fluid Handling under a portfolio of brands including Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC, COT-Puritech, Portland Valve, Tushaco, Warren and Zenith. Colfax Fluid Handling is a supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves.

The following table summarizes the selected financial data for our gas- and fluid-handling segment:

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(Dollars in millions)
Net sales	$425.3	$158.6
Gross profit	131.9	53.3
Gross profit margin	31.0%	33.6%
Restructuring and other related charges	$0.8	$1.0
Selling, general and administrative expense	110.2	32.2
Selling, general and administrative expense as a percentage of Net sales	25.9%	20.3%
Segment operating income	$22.1	$22.4
Segment operating income margin	5.2%	14.1%

Year over year fluctuations for the selected financial data are primarily due to the addition of the Howden operations. The $56.3 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the first quarter of 2012 in comparison to the first quarter of 2011 was primarily due to growth in the power generation, oil, gas and petrochemical and mining end markets. Additionally, $4.5 million and $12.3 million of acquisition-related amortization expense is reflected in Gross profit and Selling, general and administrative expense, respectively, for the first quarter of 2012, and recurring intangible amortization expense included in Selling, general and administrative expense increased by $3.5 million in comparison to the first quarter of 2011.

Fabrication Technology

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

The following table summarizes the selected financial data for our fabrication technology segment:

Three Months Ended March 30, 2012

(Dollars in millions)
Net sales	$461.1
Gross profit	123.5
Gross profit margin	26.8%
Restructuring and other related charges	$6.1
Selling, general and administrative expense	106.5
Selling, general and administrative expense as a percentage of Net sales	23.1%
Segment operating income	$17.0
Segment operating income margin	3.7%

The $25.6 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the first quarter of 2012 in comparison to the first quarter of 2011 was primarily due to increased consumable and equipment sales in North America and the Middle East. Year over year comparison of the other selected financial data above is not practical, as further discussed above. Additionally, Gross profit and gross profit margin for the first quarter of 2012 were impacted by acquisition-related amortization expense of $16.9 million.

Gross Profit

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(In millions)
Gross profit	$255.4	$53.3
Gross profit margin	28.8%	33.6%

The $202.1 million increase in Gross profit during the first quarter of 2012 in comparison to the first quarter of 2011 was attributable to increases of $78.6 million in our gas- and fluid-handling segment, $3.9 million of which was from existing businesses, and $123.5 million in our fabrication technology segment. Additionally, changes in foreign exchange rates had a $9.7 million negative impact on Gross profit in comparison to the first quarter of 2011. Gross profit margin for the first quarter of 2012 decreased compared to the first quarter of 2011 primarily due to the lower gross profit margin associated with sales in our fabrication technology segment during the period. Additionally, Gross profit and gross profit margin for the first quarter of 2012 were impacted by acquisition-related amortization expense of $21.4 million.

Operating Expenses

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(In millions)
Selling, general and administrative expense	$225.7	$37.9
Selling, general and administrative expense as a percentage of Net sales	25.5%	23.9%
Charter acquisition-related expense	$42.9	$—
Restructuring and other related charges	8.6	2.0
Asbestos coverage litigation expense	2.3	2.1

Selling, general and administrative expense increased $187.8 million during the first quarter of 2012 in comparison to the first quarter of 2011 primarily due to the Charter Acquisition. The increase in Selling, general and administrative expense as a percentage of Net sales in comparison to the comparable prior year period resulted primarily from higher intangible amortization expense of $17.1 million. During the first quarter of 2012, we incurred $42.9 million of advisory, legal, audit, valuation and other professional service fees and realized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition. Restructuring and other related charges increased significantly in 2012 primarily as a result of the substantial cost reduction programs under way in the fabrication technology segment. Asbestos coverage litigation expense was also higher as the first quarter of 2012 reflects the cost of preparing our appeals submissions related to the case decided by the trial court during 2011 and depositions and preparation for the trial related to the other subsidiary’s coverage scheduled to commence in the fourth quarter of 2012.

Interest Expense

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(In millions)
Interest expense	$19.0	$1.8

The increase in Interest expense during the first quarter of 2012 in comparison to the first quarter of 2011 was attributable to interest on the financing related to the Charter Acquisition. See “—Liquidity and Capital Resources—Borrowing Arrangements” below for additional discussion.

Provision for Income Taxes

During the first quarter of 2012, Loss before income taxes was $43.1 million and the Provision for income taxes was $57.3 million. The provision was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in our valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in a non-cash increase to the income tax provision for the three months ended March 30, 2012 of $50.3 million. In addition, $42.9 million of Charter acquisition-related expense reflected in the Condensed Consolidated Statement of Operations are either non-deductible or were incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of tax provision rather than the tax benefit which would result from the application of the U.S. federal statutory rate to the reported net loss.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our bank credit facilities (discussed below). Additionally, during the first quarter of 2012, we were successful in our efforts to raise additional funds in the form of debt and equity, as further discussed below. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, asbestos-related cash outflows and funding of our pension plans. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Equity Capital

In connection with the financing of the Charter Acquisition, on January 24, 2012, we sold to the BDT Investor (i) 14,756,945 shares of newly issued Colfax Common stock and (ii) 13,877,552 shares of newly created Series A perpetual convertible preferred stock, referred to as the Series A Preferred Stock, for an aggregate of $680 million (representing $24.50 per share of Series A Preferred Stock and $23.04 per share of Common stock) pursuant to a securities purchase agreement (the “BDT Purchase Agreement”) with the BDT Investor as well as BDT Capital Partners Fund I-A, L.P., and Mitchell P. Rales, Chairman of our Board of Directors, and his brother, Steven M. Rales (for the limited purpose of tag-along sales rights provided to the BDT Investor in the event of a sale or transfer of shares of our Common stock by either or both of Mitchell P. Rales and Steven M. Rales). Pursuant to the BDT Purchase Agreement, under the terms of the Series A Preferred Stock, holders are entitled to receive cumulative cash dividends, payable quarterly, at a per annum rate of 6% of the liquidation preference (defined as $24.50, subject to customary antidilution adjustments), provided that the dividend rate shall be increased to a per annum rate of 8% if Colfax fails to pay the full amount of any dividend required to be paid on such shares until the date that full payment is made.

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

On January 24, 2012, we sold 2,170,139 shares of newly issued Colfax Common stock to each of Mitchell P. Rales and Steven M. Rales and 1,085,070 shares of newly issued Colfax Common stock to Markel Corporation (“Markel”) at $23.04 per share, for an aggregate of $125 million pursuant to separate securities purchase agreements with Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales, each of whom were beneficial owners of 20.9% of Colfax’s Common stock, and Markel. Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel.

Consideration paid to Charter shareholders included 0.1241 shares of newly issued Colfax Common stock in exchange for each share of Charter’s ordinary share, which results in the issuance of 20,735,493 shares of Common stock on January 24, 2012.

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.5 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the first quarter of 2012.

On March 5, 2012, we sold 8,000,000 shares of newly issued Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $272 million. Further, on March 9, 2012, the underwriters of the March 5, 2012 equity offering exercised their over-allotment option and we sold an additional 1,000,000 shares of newly issued Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $34 million. In conjunction with these issuances, we recognized $12.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the first quarter of 2012.

Borrowing Arrangements

We entered into the Deutsche Bank Credit Agreement on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and we terminated our Bank of America Credit Agreement (defined and further discussed below) as well as Charter’s outstanding indebtedness. The Deutsche Bank Credit Agreement has four tranches of term loans: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a €157.6 million term A-3 facility and (iv) a $900 million term B facility. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or EURIBOR plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 and 50 basis points, determined by our leverage ratio. Additionally, as of March 30, 2012, there was an original issue discount of $65.6 million and deferred financing fees of $5.7 million, which will be accreted to Interest expense primarily using the effective interest method. As of March 30, 2012, the weighted-average interest rate on outstanding borrowings under the Deutsche Bank Credit Agreement was 3.95% and there was $291.9 million available on the Revolver, including $191.9 million available on the letter of credit sub-facility.

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

In connection with the Deutsche Bank Credit Agreement, we have pledged substantially all of our domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to our U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed our obligations on borrowings of one of our European subsidiaries, as well as pledged substantially all of their assets for such borrowings of this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting our ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring us to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.0 to 1.0, measured at the end of each quarter, through 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in 2013 until it reaches 3.0 to 1.0 for 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of March 30, 2012. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of March 30, 2012, we had $579.9 million of Cash and cash equivalents, an increase of $504.8 million from $75.1 million as of December 31, 2011. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	March 30,	April 1,
	2012	2011
	(In millions)
Net cash (used in) provided by operating activities	$(109.3)	$4.7

Purchases of fixed assets	(18.9)	(3.0)
Acquisitions, net of cash received	(1,653.8)	(22.3)
Net cash used in investing activities	(1,672.7)	(25.3)

Proceeds from borrowings, net	1,202.2	1.3
Proceeds from issuance of common stock, net	753.2	—
Proceeds from issuance of preferred stock, net	333.0	—
Other sources, net	(6.7)	1.1
Net cash provided by financing activities	2,281.7	2.4

Effect of exchange rates on cash and cash equivalents	5.1	3.2

Increase (decrease) in cash and cash equivalents	$504.8	$(15.0)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding. Changes in significant operating cash flow items are discussed below.

•	Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $8.6 million and $2.1 million during the first quarters of 2012 and 2011, respectively.

•	Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the first quarters of 2012 and 2011, cash contributions for defined benefit plans were $28.2 million and $1.5 million, respectively. The first quarter of 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of the financing of the Charter Acquisition.

•	During the first quarters of 2012 and 2011, cash payments of $9.5 million and $2.5 million, respectively, were made related to our restructuring initiatives.

•	Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the first quarter of 2012, net working capital increased, primarily due to an increase in inventory and receivable levels, which reduced our cash flows from operating activities. During the first quarter of 2011, net working capital increased, primarily due to an increase in inventory levels, which reduced our cash flows from operating activities.

There were significant investing activities associated with the Charter Acquisition. The cash cost of the Charter Acquisition, net of cash acquired, was approximately $1.7 billion. In the first quarter of 2011, the Rosscor acquisition resulted in net cash outflows of $22.3 million. Capital expenditures for the first quarter of 2012 of $18.9 million were significantly higher than $3.0 million used in the first quarter of 2011 due to the much larger scale of our operations in the first quarter of 2012.

Cash flows from financing activities were also significantly impacted by the Charter Acquisition. As discussed above under “—Equity Capital,” we raised $805.0 million of cash from sales of our equity securities to the BDT Investor, Steven and Mitchell Rales and Markel Corporation, and $293 million in a primary offering settled in March 2012. Also, as further discussed above under “—Borrowing Arrangements,” we borrowed approximately $1.8 billion of term loans, $35 million of which was repaid in March 2012. The additional payment of borrowings under term loans of $455 million primarily represent the repayment of borrowings under our Bank of America Credit Agreement, in conjunction with the financing of the Charter Acquisition. We also made our first quarterly cash payment of preferred stock dividends of $2.1 million. Net proceeds of $1.3 million during the first quarter of 2011 was related to operational needs.

See “—Borrowing Arrangements” above for additional information regarding our outstanding indebtedness as of March 30, 2012.

Contractual Obligations

Our contractual obligations changed materially from December 31, 2011, primarily as a result of the Charter Acquisition. The following table summarizes our future contractual obligations as of March 30, 2012.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$29.3	$160.5	$745.9	$855.0	$1,790.7
Interest payments on debt(1)	69.8	134.6	103.0	72.8	380.2
Operating leases	27.3	39.3	14.0	39.5	120.1
Capital leases	35.0	1.3	0.1	—	36.4
Purchase obligations(2)	323.6	8.4	0.4	0.3	332.7
Total	$485.0	$344.1	$863.4	$967.6	$2,660.1

(1)	Variable interest payments are estimated using a static rate of 3.95%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have cash funding requirements associated with our pension and other post-retirement benefit plans as of March 30, 2012, which are estimated to be approximately $25 million to $35 million for the remainder of 2012. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, and deferred income taxes, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements other than outstanding letters of credit of $326.5 million, $159.5 million of bank guarantees and $120.1 million of future operating lease payments as of March 30, 2012.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. Significant additions to the methods, estimates and judgments from those included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2011 Form 10-K, resulting from the Charter Acquisition are as follows:

Revenue Recognition - Construction Contracts

We recognize revenue and cost of sales on gas-handling construction projects using the “percentage of completion method” in accordance with US GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of March 30, 2012, there were $147.7 million of expenses in excess of billings and of $105.6 million of billings in excess of expenses on construction contracts in the Condensed Consolidated Balance Sheet.

We have contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, all of our borrowings as of March 30, 2012 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the first quarter of 2012 would have increased Interest expense by approximately $4.5 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the first quarter of 2012, approximately 80% of our sales were derived from operations outside the U.S., with approximately 41% generated from our European operations. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations, as discussed above, in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The €157.6 million term A-3 facility under the Deutsche Bank Credit Agreement (the “Term Loan A-3”), discussed above, provides a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Term Loan A-3, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of March 30, 2012 (net of the translation effect of our Term Loan A-3) would result in a reduction in Equity of approximately $150 million.

We also face exchange risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we have a U.S dollar functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, assets and liabilities in our Consolidated Financial Statements.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. We periodically use commodity futures contracts to manage such exposure. As of March 30, 2012, we had no open commodity futures contracts.

See Note 13, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

The Company completed the Charter Acquisition on January 13, 2012. Management considers this transaction to be material to the Company’s Consolidated Financial Statements and believes that the internal controls and procedures of Charter have a material effect on the Company’s internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Charter into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include Charter. The Company will report on its assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Other than the Charter Acquisition noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 14, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Exhibit Description

3.01	*	Amended and Restated Certificate of Incorporation filed on January 24, 2012

3.02	**	Colfax Corporation Amended and Restated Bylaws

3.03	*	Certificate of Designations of Series A Perpetual Convertible Preferred Stock filed on January 24, 2012

10.01	***	First Amendment to the Credit Agreement, dated January 13, 2012, by and among the Colfax Corporation, Colfax Holdings UK Ltd, the other subsidiaries of Colfax Corporation party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent

10.02	*	Registration Rights Agreement, dated January 24, 2012, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation

10.03	*	Registration Rights Agreement, dated January 24, 2012, between Mitchell P. Rales and Colfax Corporation

10.04	*	Registration Rights Agreement, dated January 24, 2012, between Steven M. Rales and Colfax Corporation

10.05	*	Registration Rights Agreement, dated January 24, 2012, between Markel Corporation and Colfax Corporation

31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	****	XBRL Instance Document

101.SCH	****	XBRL Taxonomy Extension Schema Document

101.CAL	****	XBRL Extension Calculation Linkbase Document

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibits 3.01, 3.02 and 10.1-10.4, respectively, to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 8, 2008

***	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 17, 2012

****	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:	Colfax Corporation

By:

/s/ STEVEN E. SIMMS	President and Chief Executive Officer	May 8, 2012
Steven E. Simms	(Principal Executive Officer)

/s/ C. SCOTT BRANNAN	Senior Vice President, Finance and	May 8, 2012
C. Scott Brannan	Chief Financial Officer
(Principal Financial and Accounting Officer)

