Form 10-Q
period 2012-06-29
Colfax CORP
filed 2012-08-07
CIK 1420800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 29, 2012

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

As of June 29, 2012, there were 93,879,365 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$1,045,653	$186,749	$1,932,019	$345,307
Cost of sales	717,760	122,075	1,348,730	227,379
Gross profit	327,893	64,674	583,289	117,928
Selling, general and administrative expense	245,023	44,423	470,769	82,302
Charter acquisition-related expense	766	—	43,617	—
Restructuring and other related charges	18,558	242	27,201	2,219
Asbestos coverage litigation expense	3,240	3,302	5,527	5,368
Operating income	60,306	16,707	36,175	28,039
Interest expense	25,741	1,462	44,723	3,289
Income (loss) before income taxes	34,565	15,245	(8,548)	24,750
Provision for income taxes	15,933	4,855	73,281	7,805
Net income (loss)	18,632	10,390	(81,829)	16,945
Less: net income attributable to noncontrolling interest, net of taxes	6,266	—	11,403	—
Net income (loss) attributable to Colfax Corporation	12,366	10,390	(93,232)	16,945
Dividends on preferred stock	5,073	—	8,807	—
Net income (loss) available to Colfax Corporation common shareholders	$7,293	$10,390	$(102,039)	$16,945
Net income (loss) per share—basic	$0.07	$0.24	$(1.16)	$0.39
Net income (loss) per share—diluted	$0.07	$0.23	$(1.16)	$0.38

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Dollars in thousands

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net income (loss) attributable to Colfax Corporation	$12,366	$10,390	$(93,232)	$16,945
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $136, $157, $60 and $152	(111,680)	2,178	22,330	12,746
Unrealized gain (loss) on hedging activities, net of tax of $463, $0, $(192) and $0	6,028	(33)	(1,959)	(133)
Amounts reclassified to net income (loss):
Realized loss on hedging activities, net of tax of $0, $0, $0 and $0	—	495	471	980
Net pension and other postretirement benefit cost, net of tax of $(35), $883, $109 and $1,514	2,133	1,539	4,158	2,601
Other comprehensive (loss) income	(103,519)	4,179	25,000	16,194
Less: other comprehensive loss attributable to noncontrolling interest, net of tax of $0, $0, $0 and $0	(12,271)	—	(1,330)	—
Other comprehensive (loss) income attributable to Colfax Corporation	(91,248)	4,179	26,330	16,194
Comprehensive (loss) income attributable to Colfax Corporation common shareholders	$(78,882)	$14,569	$(66,902)	$33,139

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share amounts

(Unaudited)

	June 29, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$538,956	$75,108
Trade receivables, less allowance for doubtful accounts of $6,092 and $2,578	904,760	117,475
Inventories, net	530,352	56,136
Other current assets	321,815	102,489
Total current assets	2,295,883	351,208
Property, plant and equipment, net	651,000	90,939
Goodwill	1,853,558	204,844
Intangible assets, net	734,760	41,029
Other assets	469,667	400,523
Total assets	$6,004,868	$1,088,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$32,737	$10,000
Accounts payable	660,663	54,035
Accrued liabilities	543,505	176,007
Total current liabilities	1,236,905	240,042
Long-term debt, less current portion	1,657,964	101,518
Other liabilities	1,006,054	557,708
Total liabilities	3,900,923	899,268
Equity:
Preferred stock, $0.001 par value; 20,000,000 and 10,000,000 shares authorized; 13,877,552 and none issued and outstanding	14	—
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized; 93,879,365 and 43,697,570 issued and outstanding	94	44
Additional paid-in capital	2,187,498	415,527
Accumulated deficit	(157,542)	(55,503)
Accumulated other comprehensive loss	(147,107)	(170,793)
Total Colfax Corporation equity	1,882,957	189,275
Noncontrolling interest	220,988	—
Total equity	2,103,945	189,275
Total liabilities and equity	$6,004,868	$1,088,543

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Dollars in thousands, except share amounts and as noted

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Loss	Interest	Total
Balance at January 1, 2012	43,697,570	$44	—	$—	$415,527	$(55,503)	$(170,793)	$—	$189,275
Net (loss) income	—	—	—	—	—	(93,232)	—	11,403	(81,829)
Charter Acquisition	—	—	—	—	—	—	—	236,257	236,257
ESAB India repurchase of additional noncontrolling interest	—	—	—	—	(1,305)	—	(2,644)	(25,342)	(29,291)
Preferred stock dividend	—	—	—	—	—	(8,807)	—	—	(8,807)
Other comprehensive income (loss)	—	—	—	—	—	—	26,330	(1,330)	25,000
Common stock issuances, net of costs of $20.2 million	49,917,786	50	—	—	1,432,980	—	—	—	1,433,030
Preferred stock issuance, net of costs of $7.0 million	—	—	13,877,552	14	332,958	—	—	—	332,972
Common stock-based award activity	264,009	—	—	—	7,338	—	—	—	7,338
Balance at June 29, 2012	93,879,365	$94	13,877,552	$14	$2,187,498	$(157,542)	$(147,107)	$220,988	$2,103,945

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

(Unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011

Cash flows from operating activities:
Net (loss) income	$(81,829)	$16,945
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	105,027	12,560
Stock-based compensation expense	3,988	2,827
Deferred income tax provision (benefit)	46,566	(1,294)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(100,930)	3,212
Inventories, net	(40,464)	(10,629)
Changes in other operating assets and liabilities	35,511	4,799
Net cash (used in) provided by operating activities	(32,131)	28,420

Cash flows from investing activities:
Purchases of fixed assets, net	(41,012)	(6,377)
Acquisitions, net of cash received	(1,661,650)	(22,299)
Net cash used in investing activities	(1,702,662)	(28,676)

Cash flows from financing activities:
Borrowings under term credit facility	1,731,523	—
Payments under term credit facility	(518,849)	(5,000)
Proceeds from borrowings on revolving credit facilities	13,149	46,496
Repayments of borrowings on revolving credit facilities	(51,378)	(43,496)
Payments of deferred loan costs	(8,516)	—
Proceeds from issuance of common stock, net	753,986	1,771
Proceeds from issuance of preferred stock, net	332,969	—
ESAB India repurchase of additional noncontrolling interest	(29,291)	—
Payment of dividend on preferred stock	(7,246)	—
Net cash provided by (used in) financing activities	2,216,347	(229)

Effect of foreign exchange rates on cash and cash equivalents	(17,706)	4,158

Increase in cash and cash equivalents	463,848	3,673
Cash and cash equivalents, beginning of period	75,108	60,542
Cash and cash equivalents, end of period	$538,956	$64,215

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Colfax Corporation (the “Company” or “Colfax”) is a diversified global industrial manufacturing and engineering company that provides gas- and fluid-handling and fabrication technology products and services to customers around the world under the Howden, ESAB and Colfax Fluid Handling brand names. With the closing of the acquisition of Charter International plc (“Charter”) by Colfax (the “Charter Acquisition”) during the six months ended June 29, 2012, Colfax has transformed from a fluid-handling business into a multi-platform enterprise with a global footprint. See Note 3, “Acquisitions” for additional information regarding the Charter Acquisition.

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

The results of operations for the three and six months ended June 29, 2012 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s gas- and fluid-handling business. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Accounting Policies

During the six months ended June 29, 2012, the Company’s significant accounting policies, as reflected in the 2011 Form 10-K, were updated to include the following as a result of the Charter Acquisition:

Revenue Recognition - Construction Contracts

The Company recognizes revenue and cost of sales on gas-handling construction projects using the “percentage of completion method” in accordance with GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of June 29, 2012, there were $169.2 million of revenues in excess of billings and of $149.7 million of billings in excess of revenues on construction contracts in the Condensed Consolidated Balance Sheet.

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

Derivative instruments are generally recognized on a gross basis in the Condensed Consolidated Balance Sheets in either Other current assets, Other assets, Accrued liabilities or Other liabilities depending upon their respective fair values and maturity dates. The Company designates a portion of its foreign exchange contracts as fair value hedges. For all instruments designated as hedges, including net investment hedges, cash flow hedges and fair value hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Company assesses whether the relationship between the hedging instrument and the hedged item is highly effective at offsetting changes in the fair value both at inception of the hedging relationship and on an ongoing basis. For cash flow hedges and net investment hedges, unrealized gains and losses are recognized as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets to the extent that it is effective at offsetting the change in the fair value of the hedged item and realized gains and losses are recognized in the Condensed Consolidated Statements of Operations consistent with the underlying hedged instrument. Gains and losses related to fair value hedges are recorded as an offset to the fair value of the underlying asset or liability, primarily Trade receivables and Accounts payable in the Condensed Consolidated Balance Sheets.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

See Note 13, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

Equity Method Investments

Investments in joint ventures, where the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are reviewed periodically for indications of other than temporary impairment, including, but not limited to, significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees. If the decline in fair value is considered to be other than temporary, an impairment loss is recorded and the investment is written down to a new carrying value. Investments in joint ventures acquired in the Charter Acquisition were recognized in the opening balance sheet at fair value. See Note 3, “Acquisitions” for additional information regarding the assets acquired in the Charter Acquisition.

3. Acquisitions

Charter International plc

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

During the three and six months ended June 29, 2012, the Company incurred $0.8 million and $43.6 million, respectively, of advisory, legal, audit, valuation and other professional service fees, termination payments to Charter executives and realized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition, which are included in Charter acquisition-related expense in the Condensed Consolidated Statements of Operations. See Note 13, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(Unaudited, in thousands)
Net sales	$1,045,653	$1,019,799	$2,001,444	$1,874,015
Net income (loss) available to Colfax common shareholders(1)	22,991	(59,820)	37,195	(109,250)

(1)	Proforma net loss available to Colfax common shareholders for the three and six months ended July 1, 2011 reflect the impact of certain expenses included in the Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2012, but excluded from the calculation of proforma net income for that period. These expenses include increased acquisition-related amortization expense of $14.4 million and $48.1 million and $0.8 million and $43.6 million of Charter acquisition-related expense, discussed above, for the three and six months ended July 1, 2011, respectively. Additionally, the six months ended July 1, 2011 include a $50.3 million increase in the valuation allowance related to the Company’s deferred tax assets in the U.S., discussed further in Note 6, “Income Taxes.”

The following table summarizes the Company’s best estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition. These amounts are determined based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed. There is also a required change of control payment related to a defined benefit pension plan which is based on plan provisions which must be interpreted by an actuary. Such interpretation and the related financial statement impact have not yet been received. During the three months ended June 29, 2012, the Company made retrospective adjustments of $12.2 million to provisional amounts related to the Charter Acquisition, increasing the Goodwill balance, that were recognized at the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments primarily relate to the Company’s valuation of inventory and the related deferred tax impact. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

January 13,
2012
(In thousands)
Trade receivables	$687,803
Inventories	452,219
Property, plant and equipment	563,333
Goodwill	1,607,681
Intangible assets	715,643
Accounts payable	(372,241)
Debt	(398,705)
Other assets and liabilities, net	(467,425)
2,788,308
Less: net assets attributable to noncontrolling interest	(236,257)
Net consideration	$2,552,051

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

Soldex

On May 26, 2012, the Company entered into a share purchase agreement with Inversiones Breca S.A. to acquire an interest of approximately 91% of Soldex S.A. (“Soldex”) for approximately $183.4 million. Soldex is organized under the laws of Peru and will complement our existing fabrication technology segment by supplying welding products from its plants in Colombia and Peru. The acquisition of Soldex is subject to certain regulatory approvals and currently expected to close during the third quarter of 2012.

Other

On April 13, 2012, the Company completed a $29.4 million acquisition of shares in ESAB India Limited, a publicly traded, less than wholly owned subsidiary in which the Company acquired a controlling interest in the Charter Acquisition. This resulted in an increase in the Company’s ownership of the subsidiary from 56% to 74%. This acquisition of shares was pursuant to a statutorily mandated tender offer triggered as a result of the Charter Acquisition.

In May 2012, the Company completed an $8.5 million acquisition, including the assumption of debt, of the remaining ownership of CJSC Sibes (“Sibes”), a less than wholly owned subsidiary in which the Company did not have a controlling interest. This resulted in an increase in the Company’s ownership of Sibes from 16% to 100%.

4. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment, during the six months ended June 29, 2012:

	Gas and Fluid Handling	Fabrication Technology	Total
		(In thousands)
Balance, January 1, 2012	$204,844	$—	$204,844
Goodwill attributable to Charter Acquisition	927,918	679,763	1,607,681
Goodwill attributable to Sibes acquisition	—	5,699	5,699
Impact of foreign currency translation	20,237	15,097	35,334
Balance, June 29, 2012	$1,152,999	$700,559	$1,853,558

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the Intangible assets, excluding Goodwill:

	June 29, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$378,871	$—	$6,803	$—
Acquired customer relationships	251,639	(20,691)	29,798	(12,987)
Acquired technology	97,156	(7,113)	17,961	(2,791)
Acquired backlog	59,568	(29,311)	3,451	(2,033)
Other intangible assets	9,447	(4,806)	4,962	(4,135)
	$796,681	$(61,921)	$62,975	$(21,946)

See Note 3, “Acquisitions” for additional information regarding the activity in Goodwill and intangible assets associated with the Charter Acquisition.

Amortization expense related to amortizable intangible assets was included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Amortization expense	$21,475	$2,569	$40,310	$4,351

5. Net Income (Loss) Per Share

Net income (loss) per share available to Colfax Corporation common shareholders was computed under the two-class method as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except share data)
Net income (loss) available to Colfax Corporation common shareholders	$7,293	$10,390	$(102,039)	$16,945
Less: net income attributable to participating securities(1)	931	—	—	—
	$6,362	$10,390	$(102,039)	$16,945
Weighted-average shares of Common stock outstanding— basic	93,953,620	43,615,735	87,973,900	43,556,689
Net effect of potentially dilutive securities(2)	779,544	661,499	—	647,251
Weighted-average shares of Common stock outstanding— diluted	94,733,164	44,277,234	87,973,900	44,203,940
Net income (loss) per share—basic	$0.07	$0.24	$(1.16)	$0.39
Net income (loss) per share—diluted	$0.07	$0.23	$(1.16)	$0.38

(1)	Net income (loss) per share was calculated consistent with the two-class method in accordance with GAAP as the shares of the Company’s Series A Preferred Stock are considered participating securities.

(2)	Potentially dilutive securities consist of stock options and restricted stock units.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 29, 2012 and July 1, 2011 excludes approximately 1.4 million and 0.5 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended June 29, 2012 and July 1, 2011 excludes approximately 1.4 million and 0.5 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6. Income Taxes

During the three months ended June 29, 2012, Income before income taxes was $34.6 million and the Provision for income taxes was $15.9 million. The Provision for income taxes for the three months ended June 29, 2012 was significantly impacted by increased corporate overhead and Interest expense related to the combined organization reflected in the Condensed Consolidated Statement of Operations, which were incurred in jurisdictions where no tax benefit can be recognized.

During the six months ended June 29, 2012, Loss before income taxes was $8.5 million and the Provision for income taxes was $73.3 million, which was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in the Company’s valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in an increase to the Provision for income taxes for the six months ended June 29, 2012 of $50.3 million. In addition, $43.6 million of Charter acquisition-related expense and increased corporate overhead and Interest expense reflected in the Condensed Consolidated Statement of Operations are either non-deductible or were incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of tax provision rather than the tax benefit which would result from the application of the U.S. federal statutory rate to the reported net loss.

During the three and six months ended July 1, 2011, Income before income taxes was $15.2 million and $24.8 million, respectively, and the Provision for income taxes was $4.9 million and $7.8 million, respectively. The effective tax rates of 31.8% and 31.5% for the three and six months ended July 1, 2011, respectively, differ from the U.S. federal statutory tax rate primarily due to international tax rates which are lower than the U.S. tax rate.

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

(In thousands)
Balance, January 1, 2012	4,077
Addition for tax positions taken in prior periods	977
Addition for tax positions taken in the current period	2,044
Addition related to acquired entities	70,096
Other, including the impact of foreign currency translation	1,527
Balance, June 29, 2012	$78,721

The Company is now subject to income tax in more than 100 countries and is routinely examined by tax authorities around the world. Tax examinations for years dating back to 1999 remain in process in multiple countries.

The Company’s total unrecognized tax benefits were $78.7 million and $4.1 million as of June 29, 2012 and December 31, 2011, respectively, inclusive of $15.8 million and $0.4 million, respectively, of interest and penalties. These amounts were offset in part by tax benefits of $0.5 million as of both June 29, 2012 and December 31, 2011. The net liabilities for uncertain tax positions as of June 29, 2012 and December 31, 2011 were $78.2 million and $3.6 million, respectively, and if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of Provision for income taxes, which was $0.4 million and $0.1 million for the three months ended June 29, 2012 and July 1, 2011, respectively. Interest and penalties on uncertain tax positions for the six months ended June 29, 2012 and July 1, 2011 were $0.9 million and $0.1 million, respectively.

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

The Charter Acquisition materially impacted the Company’s deferred tax assets, liabilities and valuation allowances. Significant components of the deferred tax assets and liabilities as of January 13, 2012 are estimated as follows:

	January 13, 2012
	Current	Non-Current
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$1,474	$106,948
Expenses currently not deductible	43,841	71,981
Net operating loss carryover	20,220	130,476
Tax credit carryover	—	15,482
Other	9,340	27,005
Total deferred tax assets	74,875	351,892
Valuation allowance	(20,872)	(241,509)
Deferred tax assets, net	$54,003	$110,383

Deferred tax liabilities:
Depreciation and amortization	$—	$58,495
Pension	—	22,022
Intangible assets	6,699	197,753
Other	1,721	27,038
Total deferred tax liabilities	$8,420	$305,308

Total deferred tax assets (liabilities), net	$45,583	$(194,925)

Acquired subsidiaries with significant noncontrolling interests in India and China as well as a wholly owned Russian subsidiary are expected to remit dividends. Consequently, a liability of $11.8 million has been established as of June 29, 2012. All other undistributed earnings of the Company’s controlled international subsidiaries are considered to be permanently reinvested and no tax expense in the U.S. has been recognized under the applicable accounting standard for these reinvested earnings. The amount of deferred tax liability that would have been recognized had such earnings not been permanently reinvested is not reasonably determinable.

7. Property, Plant and Equipment, Net

	Depreciable Life	June 29, 2012	December 31, 2011
	(In years)	(In thousands)
Land	n/a	$30,324	$14,786
Buildings and improvements	5-40	289,615	38,642
Machinery and equipment	3-15	415,115	134,548
Software	3-5	62,321	16,948
		797,375	204,924
Accumulated depreciation		(146,375)	(113,985)
Property, plant and equipment, net		$651,000	$90,939

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Depreciation expense, including the amortization of assets recorded under capital leases, consisted of the following:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Total depreciation expense	$17,193	$3,228	$34,417	$6,365
Depreciation expense related to software	2,595	424	4,861	842

8. Inventories, Net

Inventories, net consisted of the following:

	June 29,	December 31,
	2012	2011
	(In thousands)
Raw materials	$165,344	$25,241
Work in process	107,998	26,376
Finished goods	284,709	20,378
	558,051	71,995
Less: customer progress billings	(17,441)	(9,124)
Less: allowance for excess, slow-moving and obsolete inventory	(10,258)	(6,735)
Inventories, net	$530,352	$56,136

9. Debt

Long-term debt consisted of the following:

	June 29,	December 31,
	2012	2011
	(In thousands)
Term loans	$1,671,807	$72,500
Revolving credit facilities and other	18,894	39,018
Total Debt	1,690,701	111,518
Less: current portion	(32,737)	(10,000)
Long-term debt	$1,657,964	$101,518

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

During the six months ended June 29, 2012, the Company terminated the Bank of America Credit Agreement in conjunction with the financing of the Charter Acquisition. Upon the early termination of the Bank of America Credit Agreement, the Company incurred a total pre-tax charge of $1.5 million, which includes the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet for the related interest rate swap to Interest expense in the Condensed Consolidated Statement of Operations.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On January 13, 2012 and January 25, 2012, Colfax incurred debt consisting of: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a €157.6 million term A-3 facility and (iv) a $900 million term B facility pursuant to a credit agreement (the “Deutsche Bank Credit Agreement”) with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 and 50 basis points, determined by the Company’s leverage ratio. Additionally, as of June 29, 2012 the Company had an original issue discount of $62.4 million and deferred financing fees of $8.8 million, which were recognized in connection with the Deutsche Bank Credit Agreement, and will be accreted to Interest expense primarily using the effective interest method. The weighted-average interest rate of borrowings under the Deutsche Bank Credit Agreement for the six months ended June 29, 2012 was 3.90% and there was $291.9 million available on the Revolver, including $191.9 available on the letter of credit sub-facility.

The Company is also party to additional letter of credit facilities with total capacity of $473.9 million and $345.7 million outstanding as of June 29, 2012.

The contractual maturities of the Company’s debt as of June 29, 2012 are as follows(1):

(In thousands)
Remainder of 2012	$23,236
2013	19,000
2014	117,751
2015	189,001
2016	414,002
2017	144,001
Thereafter	846,157
Total contractual maturities	1,753,148
Debt discount	(62,447)
Total debt	$1,690,701

(1)	Represents scheduled payments required under the Deutsche Bank Credit Agreement through the respective final maturities of the term A facilities through January 13, 2017 and the term B facility through January 13, 2019, as well as the contractual maturities of other Debt outstanding as of June 29, 2012.

In March 2012, the Company used a portion of the proceeds from the sale of Common stock to pay off $35.0 million in borrowings under the term A facilities in advance of the scheduled payments. In June 2012, the Company repaid an additional $26.3 million in borrowings under the term A facilities in advance of the scheduled payments. See Note 10, “Equity” for additional discussion regarding the Company’s stock issuances.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.0 to 1.0, measured at the end of each quarter, through the year ended December 31, 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in the year ended December 31, 2013 until it reaches 3.0 to 1.0 for the year ended December 31, 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ended December 31, 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for the year ended December 31, 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of June 29, 2012.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the six months ended June 29, 2012.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On March 5, 2012, the Company sold 8,000,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $272 million. Further, on March 9, 2012, the underwriters of the March 5, 2012 equity offering exercised their over-allotment option and the Company sold an additional 1,000,000 shares of newly issued Colfax Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $34 million. In conjunction with these issuances, the Company recognized $12.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the six months ended June 29, 2012.

Dividend Restrictions

Beginning on January 13, 2012, the Company is subject to dividend restrictions under the Deutsche Bank Credit Agreement, which limit the total amount of cash dividends the Company may pay and Common stock repurchases the Company may make to $50 million annually, in the aggregate.

Accumulated Other Comprehensive Loss

The activity in the components of Accumulated other comprehensive loss during the six months ended June 29, 2012 is as follows:

	Foreign Currency Translation Adjustment(1)	Unrealized Losses on Hedging Activities	Net Unrecognized Pension and Other Post- Retirement Benefit Cost	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2012	$(5,537)	$(471)	$(164,785)	$(170,793)
ESAB India repurchase of additional noncontrolling interest	(2,644)	—	—	(2,644)
Change during 2012	23,660	(1,488)	4,158	26,330
Balance at June 29, 2012	$15,479	$(1,959)	$(160,627)	$(147,107)

(1)	The activity in Accumulated other comprehensive loss related to foreign currency translation for the six months ended June 29, 2012 excludes the $(1.3) million impact of foreign currency translation related to Noncontrolling interest during the period.

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

The Condensed Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011(1)
	(In thousands)
Stock-based compensation expense	$2,793	$1,111	$3,988	$2,827
Deferred tax benefits	166	391	241	989

(1)	Includes approximately $0.2 million of stock-based compensation expense included in Restructuring and other related charges in the Condensed Consolidated Statement of Operations related to the accelerated vesting of certain awards as part of the termination benefits of one employee.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of June 29, 2012, the Company had $27.4 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.6 years.

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

Six Months Ended
June 29, 2012

Expected period that options will be outstanding (in years)	5.50
Interest rate (based on U.S. Treasury yields at the time of grant)	1.03%
Volatility	42.10%
Dividend yield	—
Weighted-average fair value of options granted	$12.97

Expected volatility is estimated based on the historical volatility of comparable public companies. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at December 31, 2011	1,461,157	14.76
Granted	1,101,164	32.92
Exercised	(237,487)	12.97
Forfeited	(14,121)	22.12
Expired	(9,215)	12.21
Outstanding at June 29, 2012	2,301,498	$23.60	5.65	$15,002
Vested or expected to vest at June 29, 2012	2,288,004	$23.53	5.64	$15,010
Exercisable at June 29, 2012	763,358	$14.00	4.29	$10,390

(1)	The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

Restricted Stock Units

The fair value of performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”) is equal to the market value of a share of Common stock on the date of grant, and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs, when it is expected that any of the performance criterion will be achieved.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	324,447	$15.99	64,263	$14.71
Granted	283,804	33.48	15,343	31.96
Vested	(17,705)	18.00	(35,774)	12.57
Forfeited	(12,899)	18.41	—	—
Nonvested at June 29, 2012	577,647	$24.47	43,832	$22.50

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 29, 2012	December 31, 2011
	(In thousands)
Accrued payroll	$101,183	$21,415
Advance payment from customers	92,783	14,704
Accrued taxes	92,564	4,911
Accrued asbestos-related liability	66,525	76,295
Warranty liability – current portion	36,910	2,987
Accrued restructuring liability – current portion	17,014	4,573
Accrued pension liability	16,944	1,267
Accrued interest	11,161	75
Accrued third-party commissions	11,154	5,884
Accrued Charter Acquisition-related liability	1,742	29,430
Other	95,525	14,466
Accrued liabilities	$543,505	$176,007

Warranty Liability

Estimated expenses related to product warranties are accrued at the time products are sold to customers and included in Cost of sales in the Condensed Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	June 29,	July 1,
	2012	2011
	(In thousands)
Warranty liability, beginning of period	$2,987	$2,963
Accrued warranty expense	8,728	1,680
Changes in estimates related to pre-existing warranties	511	582
Cost of warranty service work performed	(12,139)	(1,151)
Acquisitions	44,476	447
Foreign exchange translation effect	(1,695)	240
Warranty liability, end of period	$42,868	$4,761

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accrued Restructuring Liability

The Company initiated a series of restructuring actions at its fluid-handling operations beginning in 2009 in response to then current and expected future economic conditions. During the six months ended July 1, 2011, the Company relocated its Richmond, Virginia corporate headquarters to Fulton, Maryland in order to provide improved access to international travel and to its key advisors and eliminated an executive position in its German operations. During the year ended December 31, 2011, the Company also communicated initiatives to improve productivity and reduce structural costs by rationalizing and leveraging its existing assets and back office functions. These initiatives include the consolidation of the Company’s commercial marine end-market operations, the reduction in the back office personnel at several distribution centers in Europe, the closure of a small facility that previously produced units sold to certain customers located in the Middle East that the Company ceased supplying to during the year ended December 31, 2010, and the closure of a Portland, Maine production facility and consolidation of the operations with a Warren, Massachusetts facility.

As a result of the Charter Acquisition, the Company’s restructuring programs expanded to include ongoing initiatives at the Company’s fabrication technology operations and efforts to reduce the structural costs and rationalize the corporate overhead of the combined businesses. Initiatives at the Company’s fabrication technology operations include the transfer of European capacity, a reduction in fixed overhead in Europe and the replacement of an old factory in the U.S. with a modern, lower cost and higher capacity facility.

The Condensed Consolidated Statements of Operations reflect the following amounts related to the Company’s restructuring activities:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011(1)
	(In thousands)
Restructuring and other related charges	$18,558	$242	$27,201	$2,219

(1)	Includes $0.2 million of non-cash stock-based compensation expense.

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 29, 2012
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$3,868	$6,324	$22,296	$(17,216)	$(118)	$15,154
Facility closure costs(2)	633	3,910	1,085	(2,073)	(16)	3,539
Other related charges	72	—	3,820	(2,952)	—	940
	$4,573	$10,234	$27,201	$(22,241)	$(134)	$19,633

(1)	Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.

(2)	Includes the cost of relocating and training associates, relocating equipment and lease termination expense in connection with the closure of facilities, discussed above.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company expects to incur Restructuring and other related charges of approximately $16.0 million during the remainder of 2012 related to these restructuring activities.

12. Net Periodic Benefit Cost–Defined Benefit Plans

In conjunction with the Charter Acquisition, the Company acquired a net pension and other post-retirement benefit liability of $206.0 million as of January 13, 2012 and increased its pension and other post-retirement benefit plans by 44 plans. Of the total plans acquired, 40 were underfunded by a total amount of $256.8 million and three were overfunded by a total amount of $50.8 million. Employer contributions to pension and other post-retirement employee benefit plans during the six months ended June 29, 2012 were $39.2 million, and the Company expects to make additional contributions ranging from $15 million to $25 million during the remainder of the year ended December 31, 2012. Contributions during the six months ended June 29, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of financing the Charter Acquisition. See Note 3, “Acquisitions” for additional information regarding the Charter Acquisition.

The following table sets forth the components of net periodic benefit cost of the defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Pension Benefits—U.S. Plans:
Service cost	$—	$—	$—	$—
Interest cost	4,660	2,842	9,345	5,692
Expected return on plan assets	(6,012)	(4,165)	(12,043)	(8,329)
Amortization	1,854	1,313	3,600	2,626
Net periodic benefit cost (credit)	$502	$(10)	$902	$(11)

Pension Benefits—Non U.S. Plans:
Service cost	$728	$334	$1,560	$622
Interest cost	8,147	1,273	16,101	2,487
Expected return on plan assets	(4,732)	(363)	(9,490)	(716)
Amortization	190	159	380	313
Settlement loss(1)	—	1,499	—	1,499
Net periodic benefit cost	$4,333	$2,902	$8,551	$4,205

Other Post-Retirement Benefits:
Service cost	$63	$—	$102	$—
Interest cost	313	173	639	345
Amortization	233	213	466	426
Net periodic benefit cost	$609	$386	$1,207	$771

(1)	During the three and six months ended July 1, 2011, the Company terminated a frozen pension plan of one of its non-U.S. subsidiaries.

13. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables, Accounts payable and Accrued liabilities, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.7 billion and $110.9 million as of June 29, 2012 and December 31, 2011, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	June 29, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$238,510	$—	$—	$238,510
Foreign currency contracts related to sales – designated as hedges	—	3,546	—	3,546
Foreign currency contracts related to sales – not designated as hedges	—	2,898	—	2,898
Foreign currency contracts related to purchases – designated as hedges	—	608	—	608
Foreign currency contracts related to purchases – not designated as hedges	—	1,842	—	1,842
Deferred compensation plans	—	2,249	—	2,249
	$238,510	$11,143	$—	$249,653

Liabilities:
Foreign currency contracts related to sales – designated as hedges	—	5,884	—	5,884
Foreign currency contracts related to sales – not designated as hedges	—	4,830	—	4,830
Foreign currency contracts related to purchases – designated as hedges	—	995	—	995
Foreign currency contracts related to purchases – not designated as hedges	—	1,618	—	1,618
Deferred compensation plans	—	2,249	—	2,249
Liability for contingent payments	—	—	4,715	4,715
	$—	$15,576	$4,715	$20,291

	December 31, 2011
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$15,540	$—	$—	$15,540
Foreign currency contracts – primarily related to customer sales contracts	—	5	—	5
	$15,540	$5	$—	$15,545

Liabilities:
Interest rate swap	$—	$471	$—	$471
Foreign currency contracts – acquisition-related	—	14,986	—	14,986
Foreign currency contracts – primarily related to customer sales contracts	—	371	—	371
Liability for contingent payments	—	—	4,359	4,359
	$—	$15,828	$4,359	$20,187

There were no transfers in or out of Level One, Two or Three during the six months ended June 29, 2012.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Swap. The notional value of the Company’s interest rate swap was $25 million as of December 31, 2011, which exchanged its LIBOR-based variable-rate interest for a fixed rate of 4.1375%. On January 11, 2012, the Company terminated its interest rate swap in conjunction with the repayment of the Bank of America Credit Agreement and reclassified $0.5 million of net losses from Accumulated other comprehensive loss to Interest expense in the Condensed Consolidated Statement of Operations.

Foreign Currency Contracts. As of June 29, 2012 and December 31, 2011, the Company had foreign currency contracts with the following notional values:

	June 29, 2012	December 31, 2011
	(In thousands)
Foreign currency contracts sold – not designated as hedges	$231,756	$—
Foreign currency contracts sold – designated as hedges	230,669	5,116
Foreign currency contracts purchased – not designated as hedges	273,605	—
Foreign currency contracts purchased – designated as hedges	32,225	—
Foreign currency contracts – acquisition related	—	2,749,000
Total foreign currency derivatives	$768,255	$2,754,116

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Contracts Designated as Hedges:
Interest Rate Swap:
Unrealized loss	$—	$(33)	$—	$(133)
Realized loss	—	(495)	(471)	(980)
Foreign Currency Contracts – related to customer sales contracts:
Unrealized loss	(3,557)	—	(2,248)	—
Realized gain (loss)	75	—	(680)	—
Foreign Currency Contracts – related to supplier purchase contracts:
Unrealized loss	(243)	—	(849)	—
Realized gain	325	—	235	—
Unrealized gain (loss) on net investment hedge	9,875	—	(4)	—
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts – acquisition-related:
Realized loss	—	—	(7,177)	—
Foreign Currency Contracts – primarily related to customer sales contracts:
Unrealized (loss) gain	(2,137)	274	(1,394)	700
Realized (loss) gain	(218)	157	876	174

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisition of COT-Puritech in December of 2011, which are subject to the achievement of certain performance goals, and is included in Other liabilities in the Condensed Consolidated Balance Sheets. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections and is included in Level Three of the fair value hierarchy. During the three and six months ended June 29, 2012, $0.2 million and $0.4 million of accretion was recognized in Interest expense in the Condensed Consolidated Statements of Operations related to the Company’s liability for contingent payments. Realized or unrealized gains or losses in future periods will be recognized in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

14. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for the year ended December 31, 2011.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims of our fluid-handling subsidiaries is as follows(1):

	Six Months Ended
	June 29,	July 1,
	2012	2011
	(Number of claims)
Claims unresolved, beginning of period	23,682	24,764
Claims filed(2)	2,045	1,760
Claims resolved(3)	(1,676)	(4,504)
Claims unresolved, end of period	24,051	22,020

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”

(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.

(3)	Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	June 29, 2012	December 31, 2011
	(In thousands)
Current asbestos insurance asset(1)	$34,800	$43,452
Current asbestos insurance receivable(1)	50,234	33,696
Long-term asbestos insurance asset(2)	326,236	326,838
Long-term asbestos insurance receivable(2)	7,063	14,034
Accrued asbestos liability(3)	38,916	48,700
Long-term asbestos liability(4)	383,020	382,394

(1)	Included in Other current assets in the Condensed Consolidated Balance Sheets.

(2)	Included in Other assets in the Condensed Consolidated Balance Sheets.

(3)	Represents current reserves for probable and reasonably estimable asbestos-related liability cost that the Company believes the fluid handling subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

(4)	Included in Other liabilities in the Condensed Consolidated Balance Sheets.

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

Additionally, another subsidiary acquired in conjunction with the Charter Acquisition has been named as a defendant in a number of lawsuits in state and federal courts in the U.S. alleging personal injuries from exposure to manganese in the fumes of welding consumables. This subsidiary, along with other co-defendants, entered into an agreement with plaintiffs’ counsel that provides for the dismissal with prejudice of substantially all of the pending manganese claims.

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

In June 2012, one of the Company’s subsidiaries entered into a settlement agreement for and made a payment of $8.5 million associated with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey. The settlement had no impact on the Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2012.

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

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income before Restructuring and other related charges.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Net Sales:
Gas and fluid handling	$496,495	$186,749	$921,826	$345,307
Fabrication technology	549,158	—	1,010,193	—
	$1,045,653	$186,749	$1,932,019	$345,307

Segment operating income (loss)(1):
Gas and fluid handling	$45,112	$21,577	$64,921	$40,560
Fabrication technology	45,411	—	62,407	—
Corporate and other	(11,659)	(4,628)	(63,952)	(10,302)
	$78,864	$16,949	$63,376	$30,258

Depreciation and Amortization:
Gas and fluid handling	$27,820	$6,792	$57,364	$12,075
Fabrication technology	11,139	—	38,768	—
Corporate and other	4,264	241	8,895	485
	$43,223	$7,033	$105,027	$12,560

Capital Expenditures:
Gas and fluid handling	$10,266	$3,321	$19,560	$6,035
Fabrication technology	11,848	—	21,452	—
Corporate and other	—	20	—	342
	$22,114	$3,341	$41,012	$6,377

(1)	The following is a reconciliation of Income (loss) before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Income (loss) before income taxes	$34,565	$15,245	$(8,548)	$24,750
Interest expense	25,741	1,462	44,723	3,289
Restructuring and other related charges	18,558	242	27,201	2,219
Segment operating income	$78,864	$16,949	$63,376	$30,258

	June 29,	December 31,
	2012	2011
	(In thousands)
Investment in Equity Method Investees:
Gas and fluid handling	$10,508	$7,680
Fabrication technology	35,952	—
Corporate and other	—	—
	$46,460	$7,680
Total Assets:
Gas and fluid handling	$3,274,739	$947,773
Fabrication technology	2,356,708	—
Corporate and other	373,421	140,770
	$6,004,868	$1,088,543

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The detail of the Company’s operations by geography and product type is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Net Sales by Origin:
United States	$188,246	$50,454	$368,812	$97,643
Foreign	857,407	136,295	1,563,207	247,664
	$1,045,653	$186,749	$1,932,019	$345,307
Net Sales by Major Product Group:
Gas handling	$322,566	$—	$586,162	$—
Fluid handling	173,929	186,749	335,664	345,307
Welding and cutting	549,158	—	1,010,193	—
	$1,045,653	$186,749	$1,932,019	$345,307

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2012 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Further, the forward-looking statements contained herein include statements about the expected effects of the integration of Charter International plc (“Charter”) by Colfax (the “Charter Integration”), the expected benefits from integrating Charter and other benefits associated with the Charter Integration, strategic options and all other statements contained herein regarding the Charter Integration other than historical facts. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	risks related to the Charter Integration including, but not limited to:

•	risks related to any unforeseen liabilities of Charter;

•	our ability to deliver the expected returns and accretive effects on our earnings within our expected timeframes for such returns, or at all;

•	our ability to successfully integrate Charter;

•	our additional leverage as a result of the Charter Acquisition, which may limit our flexibility in operating our business;

•	covenants made to equity investors in connection with the Charter Acquisition that may limit our flexibility in operating our business; and

•	increased exposure to foreign currency risk;

•	risks associated with our international operations;

•	significant movements in foreign currency exchange rates;

•	changes in the general economy, as well as the cyclical nature of our markets;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	availability and cost of raw materials, parts and components used in our products;

•	the competitive environment in our industry;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	material disruption at any of our significant manufacturing facilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	our recent substantial leadership turnover and realignment;

•	our ability and the ability of customers to access required capital at a reasonable cost;

•	our ability to expand our business in our targeted markets;

•	our ability to cross-sell our product portfolio to existing customers;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	our ability to identify, address and remediate any material weaknesses in our internal control over financial reporting;

•	our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2011 Form 10-K.

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

We expect that the recent strengthening of the U.S. dollar against most of the foreign currencies we operate with is likely to reduce reported sales and operating profits proportionately during the remainder of 2012. In addition, we believe that the recent weakness in the economic outlook for Europe, China and Brazil is likely to impact near term results.

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

Results of Operations

Upon the closing of the Charter Acquisition, we changed the composition of our reportable segments to reflect the changes in our internal organization resulting from the integration of the acquired businesses. The Company now conducts its operations through two business segments: gas and fluid handling and fabrication technology. Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income before Restructuring and other related charges.

Items Affecting Comparability of Reported Results

In addition to the impact of the Charter Acquisition and the change in composition of our reportable segments, the comparability of our operating results for the second quarter and six months ended June 29, 2012 to the respective 2011 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the gas- and fluid-handling segment, where this information is relevant. The discussion of Net sales, orders and order backlog in comparison to the respective 2011 period is a proforma comparison that includes the operations acquired in the Charter Acquisition for the comparable period of the prior year, which excludes the first 12 days of 2011. The change in Net sales due to acquisitions represents the change in sales due to the following acquisitions by both Colfax and Charter:

In May 2012, Colfax acquired the remaining 83.7% of CJSC Sibes (“Sibes”) not already owned by its ESAB business for approximately $8.5 million, including the assumption of Debt. Sibes is a leading supplier of welding electrodes to customers in Eastern Russia and strengthens ESAB’s position in the attractive Russian welding consumables market, particularly in the energy and natural resources end markets.

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

On July 1, 2011, ESAB acquired 60% of Condor Equipamentos Industriais Ltda (“Condor”), a leading Brazilian manufacturer of gas apparatus used in welding applications, for cash consideration of R$25.2 million.

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

On February 14, 2011, Colfax completed the acquisition of Rosscor for $22.3 million, net of cash acquired. Rosscor is a supplier of multiphase pumping technology and certain other highly engineered fluid-handling systems, with its primary operations based in Hengelo, The Netherlands.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 82% and 81% for the three and six months ended June 29, 2012, respectively, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Seasonality

The results of operations for the three and six months ended June 29, 2012 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s gas- and fluid-handling business. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales increased by $24.5 million in the second quarter of 2012 in comparison to the proforma net sales for the second quarter of 2011 (which excludes operations acquired in the Charter Acquisition for the first 12 days of reporting period presented). For the six months ended June 29, 2012, our consolidated Net sales increased from proforma net sales of $1.8 billion in the six months ended July 1, 2011 to $1.9 billion. The following tables present components of our proforma consolidated Net sales and, for our gas- and fluid-handling segment, proforma order and backlog growth:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
Pro forma for the three months ended July 1, 2011	$1,021.0		$522.5
Components of Change:
Existing businesses(2)	97.3	9.5%	37.4	7.2%
Acquisitions(3)	9.9	1.0%	7.4	1.4%
Foreign currency translation(4)	(82.6)	(8.1)%	(32.9)	(6.3)%
	24.6	2.4%	11.9	2.3%
For the three months ended June 29, 2012	$1,045.6		$534.4

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
Proforma as of and for the six months ended July 1, 2011	$1,817.6		$974.4		$1,339.3
Components of Change:
Existing businesses(2)	179.2	9.9%	26.4	2.7%	110.6	8.3%
Acquisitions(3)	47.0	2.6%	74.1	7.6%	3.5	0.3%
Foreign currency translation(4)	(111.8)	(6.2)%	(43.0)	(4.4)%	(62.5)	(4.7)%
	114.4	6.3%	57.5	5.9%	51.6	3.9%
As of and for the six months ended June 29, 2012	$1,932.0		$1,031.9		$1,390.9

(1)	Represents contracts for products or services, net of cancellations for the period for our gas- and fluid-handling operating segment.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of our acquisitions of Sibes, COT-Puritech and Rosscor and the acquisition of Thomassen by Howden and Sychevsky and Condor by ESAB.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

The proforma increase in Net sales from existing businesses in the second quarter of 2012 was attributable to increases of $58.8 million and $38.5 million in our gas- and fluid-handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during the second quarter of 2012 in comparison to the second quarter of 2011 primarily due to growth in the power generation, marine and general industrial and other end markets.

The proforma increase in Net sales from existing businesses in the six months ended June 29, 2012 was attributable to increases of $115.0 million and $64.2 million in our gas- and fluid-handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during the six months ended June 29, 2012 in comparison to the comparable 2011 period primarily due to growth in the power generation and marine end markets.

Business Segments

As discussed further above, the Company now reports results in two business segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by business segment for each of the following periods:

	Three Months Ended		Six Months Ended
	June 29, 2012	Proforma July 1, 2011	June 29, 2012	Proforma July 1, 2011
	(In millions)
Gas and Fluid Handling	$496,495	$460,847	$921,826	$803,790
Fabrication Technology	549,158	560,148	1,010,193	1,013,770
Total Net sales	$1,045,653	$1,020,995	$1,932,019	$1,817,560

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

The following table summarizes the selected financial data for our gas- and fluid-handling segment:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(Dollars in millions)
Net sales	$496.5	$186.7	$921.8	$345.3
Gross profit	157.4	64.7	289.2	117.9
Gross profit margin	31.7%	34.6%	31.4%	34.1%
Restructuring and other related charges	$3.0	$0.2	$3.8	$1.2
Selling, general and administrative expense	109.0	44.4	218.8	82.3
Selling, general and administrative expense as a percentage of Net sales	22.0%	23.8%	23.7%	23.8%
Segment operating income	$45.1	$21.6	$64.9	$40.6
Segment operating income margin	9.1%	11.6%	7.0%	11.7%

Year over year fluctuations for the selected financial data are primarily due to the addition of the Howden operations. The $58.8 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the second quarter of 2012 in comparison to the second quarter of 2011 was primarily due to growth in all end markets, except marine. Additionally, $14.5 million of acquisition-related amortization expense and $2.2 million increased recurring intangible amortization expense in comparison to the second quarter of 2011 is reflected in Selling, general and administrative expense for the second quarter of 2012.

The $115.0 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the six months ended June 29, 2012 in comparison to the six months ended July 1, 2011 was primarily due to growth in all end markets, except marine. Additionally, $4.4 million and $26.8 million of acquisition-related amortization expense is reflected in Gross profit and Selling, general and administrative expense, respectively, for the six months ended June 29, 2012, and recurring intangible amortization expense included in Selling, general and administrative expense increased by $5.7 million in comparison to the six months ended July 1, 2011.

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

The following table summarizes the selected financial data for our fabrication technology segment:

	Three Months Ended June 29,	Six Months Ended June 29,
	2012	2012
	(In millions)
Net sales	$549.2	$1,010.2
Gross profit	170.5	294.1
Gross profit margin	31.0%	29.1%
Restructuring and other related charges	$13.0	$19.1
Selling, general and administrative expense	125.1	231.7
Selling, general and administrative expense as a percentage of Net sales	22.8%	22.9%
Segment operating income	$45.4	$62.4
Segment operating income margin	8.3%	6.2%

The $38.5 million and $64.2 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the second quarter and six months ended June 29, 2012, respectively, in comparison to the comparable 2011 period was primarily due to increased consumable and equipment sales in North America and the Middle East. Year over year comparison of the other selected financial data above is not practical, as further discussed above. Additionally, Gross profit and gross profit margin for the six months ended June 29, 2012 were impacted by acquisition-related amortization expense of $17.0 million.

Gross Profit

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In millions)
Gross profit	$327.9	$64.7	$583.3	$117.9
Gross profit margin	31.4%	34.6%	30.2%	34.1%

The $263.2 million increase in Gross profit during the second quarter of 2012 in comparison to the second quarter of 2011 was attributable to increases of $92.7 million in our gas- and fluid-handling segment and $170.5 million in our fabrication technology segment. Additionally, changes in foreign exchange rates had a $26.3 million negative impact on Gross profit in comparison to the second quarter of 2011. The $465.4 million increase in Gross profit during the six months ended June 29, 2012 in comparison to the six months ended July 1, 2011 was attributable to increases of $171.3 million in our gas- and fluid-handling segment and $294.1 million in our fabrication technology segment. Additionally, changes in foreign exchange rates had a $35.9 million negative impact on Gross profit in comparison to the six months ended July 1, 2011.

Gross profit margin for the second quarter and six months ended June 29, 2012 decreased compared to the comparable 2011 period primarily due to the lower gross profit margin associated with sales in our fabrication technology segment during the period. Additionally, Gross profit and gross profit margin for the six months ended June 29, 2012 were impacted by acquisition-related amortization expense of $21.4 million.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In millions)
Selling, general and administrative expense	$245.0	$44.4	$470.8	$82.3
Selling, general and administrative expense as a percentage of Net sales	23.4%	23.8%	24.4%	23.8%
Charter acquisition-related expense	$0.8	$—	$43.6	$—
Restructuring and other related charges	18.6	0.2	27.2	2.2
Asbestos coverage litigation expense	3.2	3.3	5.5	5.4

Selling, general and administrative expense increased $200.6 million during the second quarter in comparison to the second quarter of 2011 primarily due to the Charter Acquisition. The decrease in Selling, general and administrative expense as a percentage of Net sales during the second quarter of 2012 in comparison to the comparable prior year period resulted primarily from the benefit of higher sales volumes and efforts to reduce costs, partially offset by $18.9 million of higher intangible amortization expense.

Selling, general and administrative expense increased $388.5 million during the six months ended June 29, 2012 in comparison to the comparable period of 2011 primarily due to the Charter Acquisition. The increase in Selling, general and administrative expense as a percentage of Net sales during the six months ended June 29, 2012 in comparison to the comparable prior year period resulted primarily from $36.0 million of higher intangible amortization expense, partially offset by the benefit of higher sales volumes and efforts to reduce costs. During the six months ended June 29, 2012, we incurred $43.6 million of advisory, legal, audit, valuation and other professional service fees and realized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition.

Restructuring and other related charges increased significantly during 2012 in comparison to the comparable periods of 2011, primarily as a result of the substantial cost reduction programs under way in the fabrication technology segment.

Interest Expense

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In millions)
Interest expense	$25.7	$1.5	$44.7	$3.3

The increase in Interest expense during the second quarter and six months ended June 29, 2012 in comparison to the respective period in 2011 was attributable to interest on the financing related to the Charter Acquisition. See “—Liquidity and Capital Resources—Borrowing Arrangements” below for additional discussion.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2012 was 46.1% compared to an effective income tax rate of 31.8% during the second quarter of 2011. Our effective income tax rate for the second quarter of 2012 was significantly impacted by increased corporate overhead and Interest expense related to the combined organization, which was incurred in jurisdictions where no tax benefit can be recognized. Our effective income tax rate for the second quarter of 2011 was lower that the U.S. federal statutory rate primarily due to foreign earnings in jurisdictions where international tax rates are lower than the U.S. federal statutory rate.

During the six months ended June 29, 2012, Loss before income taxes was $8.5 million and the Provision for income taxes was $73.3 million. The provision was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in our valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in a non-cash increase in the Provision for income taxes for the six months ended June 29, 2012 of $50.3 million. In addition, $43.6 million of Charter acquisition-related expense and increased corporate overhead and Interest expense reflected in the Condensed Consolidated Statement of Operations are either non-deductible or were incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of tax provision rather than the tax benefit which would result from the application of the U.S. federal statutory rate to the reported net loss.

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

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the six months ended June 29, 2012.

On March 5, 2012, we sold 8,000,000 shares of newly issued Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $272 million. Further, on March 9, 2012, the underwriters of the March 5, 2012 equity offering exercised their over-allotment option and we sold an additional 1,000,000 shares of newly issued Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $34 million. In conjunction with these issuances, we recognized $12.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the six months ended June 29, 2012.

Borrowing Arrangements

We entered into the Deutsche Bank Credit Agreement on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and we terminated our Bank of America Credit Agreement (defined and further discussed below) as well as Charter’s outstanding indebtedness. The Deutsche Bank Credit Agreement has four tranches of term loans: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a €157.6 million term A-3 facility and (iv) a $900 million term B facility. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or EURIBOR plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 and 50 basis points, determined by our leverage ratio. Additionally, as of June 29, 2012, there was an original issue discount of $62.4 million and deferred financing fees of $8.8 million, which will be accreted to Interest expense primarily using the effective interest method. As of June 29, 2012, the weighted-average interest rate on outstanding borrowings under the Deutsche Bank Credit Agreement was 3.90% and there was $291.9 million available on the Revolver, including $191.9 million available on the letter of credit sub-facility.

As of December 31, 2011, we were party to a credit agreement (the “Bank of America Credit Agreement”), led and administered by Bank of America, which included a senior secured revolving credit facility and a term credit facility. Upon the early termination of the Bank of America Credit Agreement, we incurred a total pre-tax charge of $1.5 million in the six months ended June 29, 2012, which includes the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss for the related interest rate swap.

In connection with the Deutsche Bank Credit Agreement, we have pledged substantially all of our domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to our U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed our obligations on borrowings of one of our European subsidiaries, as well as pledged substantially all of their assets for such borrowings of this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting our ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring us to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.0 to 1.0, measured at the end of each quarter, through 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in 2013 until it reaches 3.0 to 1.0 for 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of June 29, 2012. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of June 29, 2012, we had $539.0 million of Cash and cash equivalents, an increase of $463.9 million from $75.1 million as of December 31, 2011. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	June 29,	July 1,
	2012	2011
	(In millions)
Net cash (used in) provided by operating activities	$(32.1)	$28.4

Purchases of fixed assets, net	(41.0)	(6.4)
Acquisitions, net of cash received	(1,661.7)	(22.3)
Net cash used in investing activities	(1,702.7)	(28.7)

Proceeds from (repayments of) borrowings, net	1,165.9	(2.0)
Proceeds from issuance of common stock, net	754.0	1.8
Proceeds from issuance of preferred stock, net	332.9	—
ESAB India repurchase of additional noncontrolling interest	(29.3)	—
Other uses, net	(7.2)	—
Net cash provided by (used in) financing activities	2,216.3	(0.2)

Effect of exchange rates on cash and cash equivalents	(17.6)	4.2

Increase in cash and cash equivalents	$463.9	$3.7

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding. Changes in significant operating cash flow items are discussed below.

•	Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $21.1 million and $1.6 million during the six months ended June 29, 2012 and July 1, 2011, respectively.

•	Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended June 29, 2012 and July 1, 2011, cash contributions for defined benefit plans were $39.2 million and $4.6 million, respectively. The six months ended June 29, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of the financing of the Charter Acquisition.

•	During the six months ended June 29, 2012 and July 1, 2011, cash payments of $22.2 million and $3.4 million, respectively, were made related to our restructuring initiatives.

•	Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the six months ended June 29, 2012, net working capital increased, primarily due to an increase in inventory and receivable levels, which reduced our cash flows from operating activities. During the six months ended July 1, 2011, net working capital increased, primarily due to an increase in inventory levels, which reduced our cash flows from operating activities.

There were significant investing activities associated with the Charter Acquisition. The cash cost of the Charter Acquisition, net of cash acquired, was approximately $1.7 billion. During the six months ended July 1, 2011, the Rosscor acquisition resulted in net cash outflows of $22.3 million. Capital expenditures for the six months ended June 29, 2012 of $41.0 million were significantly higher than $6.4 million used in the six months ended July 1, 2011 due to the much larger scale of our operations in the six months ended June 29, 2012.

Cash flows from financing activities were also significantly impacted by the Charter Acquisition. As discussed above under “—Equity Capital,” we raised $805.0 million of cash from sales of our equity securities to the BDT Investor, Steven and Mitchell Rales and Markel, and $293 million in a primary offering settled in March 2012. Also, as further discussed above under “—Borrowing Arrangements,” we borrowed approximately $1.8 billion of term loans, $65.8 million of which was repaid in the six months ended June 29, 2012. The additional payment of borrowings under term loans of $455 million primarily represents the repayment of borrowings under our Bank of America Credit Agreement, in conjunction with the financing of the Charter Acquisition. We also made quarterly cash payments of preferred stock dividends of $7.2 million. Net repayments of $2.0 million during the six months ended July 1, 2011 resulted from the use of cash generated from our operating activities to repay outstanding indebtedness.

Our cash flows from financing activities during the six months ended June 29, 2012 were also impacted by a $29.4 million acquisition of shares in ESAB India Limited, a publicly traded, less than wholly owned subsidiary in which the Company acquired a controlling interest in the Charter Acquisition. This acquisition of shares was pursuant to a statutorily mandated tender offer triggered as a result of the Charter Acquisition.

See “—Borrowing Arrangements” above for additional information regarding our outstanding indebtedness as of June 29, 2012.

Contractual Obligations

Our contractual obligations changed materially from December 31, 2011, primarily as a result of the Charter Acquisition. The following table summarizes our future contractual obligations as of June 29, 2012.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$32.7	$174.5	$693.0	$852.9	$1,753.1
Interest payments on debt(1)	68.1	130.2	153.4	49.7	401.4
Operating leases	40.5	60.4	27.5	35.5	163.9
Capital leases	32.1	1.3	0.1	—	33.5
Purchase obligations(2)	315.3	11.4	0.3	0.1	327.1
Total	$488.7	$377.8	$874.3	$938.2	$2,679.0

(1)	Variable interest payments are estimated using a static rate of 3.90%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

On May 26, 2012, the Company entered into a share purchase agreement with Inversiones Breca S.A. to acquire an interest of approximately 91% of Soldex S.A. (“Soldex”) for approximately $183.4 million. Soldex is organized under the laws of Peru and supplies welding products from its plants in Colombia and Peru. The acquisition of Soldex is subject to certain regulatory approvals and currently expected to close during the third quarter of 2012. We expect to fund the acquisition of Soldex with cash on hand.

We have cash funding requirements associated with our pension and other post-retirement benefit plans as of June 29, 2012, which are estimated to be approximately $15 million to $25 million for the remainder of 2012. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, and deferred income taxes, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Condensed Consolidated Financial Statements other than outstanding letters of credit of $353.8 million, $151.2 million of bank guarantees and $163.9 million of future operating lease payments as of June 29, 2012.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. Significant additions to the methods, estimates and judgments from those included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2011 Form 10-K, resulting from the Charter Acquisition are as follows:

Revenue Recognition – Construction Contracts

We recognize revenue and cost of sales on construction projects using the “percentage of completion method” in accordance with US GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of June 29, 2012, there were $169.2 million of revenues in excess of billings and of $149.7 million of billings in excess of revenues on construction contracts in the Condensed Consolidated Balance Sheet.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, all of our borrowings as of June 29, 2012 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the second quarter and six months ended June 29, 2012 would have increased Interest expense by approximately $4.4 million and $8.9 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the second quarter and six months ended June 29, 2012, approximately 82% and 81%, respectively, of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations, as discussed above, in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The €157.6 million term A-3 facility under the Deutsche Bank Credit Agreement (the “Term Loan A-3”), discussed above, provides a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Term Loan A-3, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of June 29, 2012 (net of the translation effect of our Term Loan A-3) would result in a reduction in Equity of approximately $90 million.

We also face exchange risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we have a U.S dollar functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Although a significant portion of this difference is hedged, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, assets and liabilities in our Consolidated Financial Statements.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. We periodically use commodity futures contracts to manage such exposure. As of June 29, 2012, we had no open commodity futures contracts.

See Note 13, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

The Company completed the Charter Acquisition on January 13, 2012. Management considers this transaction to be material to the Company’s Consolidated Financial Statements and believes that the internal controls and procedures of Charter have a material effect on the Company’s internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Charter into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include Charter. The Company has elected to exclude Charter from the scope of its 2012 annual assessment of internal control over financial reporting as provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Other than the Charter Acquisition noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 14, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in Part I. Item 1A. “Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation of Colfax Corporation

3.02**	Colfax Corporation Amended and Restated Bylaws

3.03*	Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation

10.01***	Executive Employment Agreement between Colfax Corporation and Steven E. Simms, dated April 22, 2012

10.02***	Amendment No. 1 to the Executive Employment Agreement between Colfax Corporation and Clay H. Kiefaber, dated April 22, 2012

10.03***	Consulting Agreement between Colfax Corporation and Joseph O. Bunting III, dated April 22, 2012

10.04****	Employment Agreement between Colfax Corporation and Daniel A. Pryor, dated January 1, 2011

10.05****	Employment Agreement between Colfax Corporation and A. Lynne Puckett, dated August 23, 2010

10.06*****	Share Purchase Agreement by and among Inversiones Breca S.A. and Colfax Corporation, dated as of May 26, 2012

10.07	Colfax Corporation 2008 Stock Incentive Plan (as amended and restated April 2, 2012).

10.08	Form of Outside Director Non-Qualified Stock Option Agreement

10.09	Form of Outside Director Restricted Stock Unit Agreement

10.10	Form of Outside Director Deferred Stock Unit Agreement for elective deferral of annual grants

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Exhibit Description

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to Exhibits 3.01 and 3.02, respectively, to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

** Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 8, 2008.

*** Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 23, 2012.

**** These agreements are being filed at this time due to the determination by the registrant during the period covered by this report that these individuals were named executive officers of the registrant for the fiscal year ended December 31, 2011.

***** Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 31, 2012.

+ In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:	Colfax Corporation

By:

/s/ STEVEN E. SIMMS	President and Chief Executive Officer	August 7, 2012
Steven E. Simms	(Principal Executive Officer)

/s/ C. SCOTT BRANNAN	Senior Vice President, Finance and	August 7, 2012
C. Scott Brannan	Chief Financial Officer
(Principal Financial and Accounting Officer)

