Form 10-Q
period 2012-09-28
Colfax CORP
filed 2012-10-31
CIK 1420800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2012

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

As of September 28, 2012, there were 93,977,842 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$954,440	$170,294	$2,886,459	$515,601
Cost of sales	666,453	109,667	2,041,904	337,046
Gross profit	287,987	60,627	844,555	178,555
Selling, general and administrative expense	217,143	41,074	661,191	123,376
Charter acquisition-related expense	—	5,728	43,617	5,728
Restructuring and other related charges	15,865	5,299	43,066	7,518
Asbestos coverage litigation expense	3,313	3,086	8,840	8,454
Operating income	51,666	5,440	87,841	33,479
Interest expense	23,557	1,218	68,280	4,507
Income before income taxes	28,109	4,222	19,561	28,972
Provision for income taxes	13,610	532	86,891	8,337
Net income (loss)	14,499	3,690	(67,330)	20,635
Less: income attributable to noncontrolling interest, net of taxes	5,405	—	16,808	—
Net income (loss) attributable to Colfax Corporation	9,094	3,690	(84,138)	20,635
Dividends on preferred stock	5,072	—	13,879	—
Net income (loss) available to Colfax Corporation common shareholders	$4,022	$3,690	$(98,017)	$20,635
Net income (loss) per share—basic and diluted	$0.04	$0.08	$(1.09)	$0.47

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in thousands

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net income (loss) attributable to Colfax Corporation	$9,094	$3,690	$(84,138)	$20,635
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(555), $53, $(495) and $210	59,474	(15,216)	81,804	(2,470)
Unrealized gain (loss) on hedging activities, net of tax of $538, $0, $346 and $0	1,211	(13)	(748)	(146)
Amounts reclassified to net income (loss):
Realized loss on hedging activities, net of tax of $0, $0, $0 and $0	—	251	471	1,231
Pension and other postretirement benefit cost, net of tax of $53, $1,234, $162 and $2,117	2,074	1,161	6,232	3,762
Other comprehensive income (loss)	62,759	(13,817)	87,759	2,377
Less: other comprehensive loss attributable to noncontrolling interest, net of tax of $0, $0, $0 and $0	(3,207)	—	(4,537)	—
Other comprehensive income (loss) attributable to Colfax Corporation	65,966	(10,127)	92,296	2,377
Comprehensive income (loss) attributable to Colfax Corporation common shareholders	$75,060	$(10,127)	$8,158	$23,012

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share amounts

(Unaudited)

	September 28, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$517,343	$75,108
Trade receivables, less allowance for doubtful accounts of $8,920 and $2,578	882,867	117,475
Inventories, net	519,358	56,136
Other current assets	313,948	102,489
Total current assets	2,233,516	351,208
Property, plant and equipment, net	662,294	90,939
Goodwill	1,929,436	204,844
Intangible assets, net	745,583	41,029
Other assets	484,895	400,523
Total assets	$6,055,724	$1,088,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$34,033	$10,000
Accounts payable	636,521	54,035
Accrued liabilities	550,060	176,007
Total current liabilities	1,220,614	240,042
Long-term debt, less current portion	1,659,070	101,518
Other liabilities	996,343	557,708
Total liabilities	3,876,027	899,268
Equity:
Preferred stock, $0.001 par value; 20,000,000 and 10,000,000 shares authorized; 13,877,552 and none issued and outstanding	14	—
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized; 93,977,842 and 43,697,570 issued and outstanding	94	44
Additional paid-in capital	2,191,064	415,527
Accumulated deficit	(153,520)	(55,503)
Accumulated other comprehensive loss	(81,141)	(170,793)
Total Colfax Corporation equity	1,956,511	189,275
Noncontrolling interest	223,186	—
Total equity	2,179,697	189,275
Total liabilities and equity	$6,055,724	$1,088,543

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Dollars in thousands, except share amounts and as noted

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Loss	Interest	Total
Balance at January 1, 2012	43,697,570	$44	—	$—	$415,527	$(55,503)	$(170,793)	$—	$189,275
Net (loss) income	—	—	—	—	—	(84,138)	—	16,808	(67,330)
Charter Acquisition	—	—	—	—	—	—	—	236,257	236,257
ESAB India repurchase of additional noncontrolling interest	—	—	—	—	(1,305)	—	(2,644)	(25,342)	(29,291)
Preferred stock dividend	—	—	—	—	—	(13,879)	—	—	(13,879)
Other comprehensive income (loss)	—	—	—	—	—	—	92,296	(4,537)	87,759
Common stock issuances, net of costs of $20.2 million	49,917,786	50	—	—	1,432,921	—	—	—	1,432,971
Preferred stock issuance, net of costs of $7.0 million	—	—	13,877,552	14	332,958	—	—	—	332,972
Common stock-based award activity	362,486	—	—	—	10,963	—	—	—	10,963
Balance at September 28, 2012	93,977,842	$94	13,877,552	$14	$2,191,064	$(153,520)	$(81,141)	$223,186	$2,179,697

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

(Unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011

Cash flows from operating activities:
Net (loss) income	$(67,330)	$20,635
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	151,278	18,166
Stock-based compensation expense	6,429	3,885
Deferred income tax provision	40,176	2,193
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(70,304)	1,800
Inventories, net	(27,627)	(11,229)
Changes in other operating assets and liabilities	(31,500)	6,228
Net cash provided by operating activities	1,122	41,678

Cash flows from investing activities:
Purchases of fixed assets, net	(58,635)	(10,717)
Acquisitions, net of cash received	(1,691,982)	(22,299)
Net cash used in investing activities	(1,750,617)	(33,016)

Cash flows from financing activities:
Borrowings under term credit facility	1,731,523	—
Payments under term credit facility	(521,099)	(7,500)
Proceeds from borrowings on revolving credit facilities	13,149	78,646
Repayments of borrowings on revolving credit facilities	(52,637)	(78,646)
Payments of deferred loan costs	(9,795)	—
Proceeds from issuance of common stock, net	755,113	2,195
Proceeds from issuance of preferred stock, net	332,969	—
ESAB India repurchase of additional noncontrolling interest	(29,291)	—
Payment of dividend on preferred stock	(12,374)	—
Net cash provided by (used in) financing activities	2,207,558	(5,305)
Effect of foreign exchange rates on cash and cash equivalents	(15,828)	548
Increase in cash and cash equivalents	442,235	3,905
Cash and cash equivalents, beginning of period	75,108	60,542
Cash and cash equivalents, end of period	$517,343	$64,447

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Colfax Corporation (the “Company” or “Colfax”) is a diversified global industrial manufacturing and engineering company that provides gas- and fluid-handling and fabrication technology products and services to customers around the world under the Howden, ESAB and Colfax Fluid Handling brand names. With the closing of the acquisition of Charter International plc (“Charter”) by Colfax (the “Charter Acquisition”) during the nine months ended September 28, 2012, Colfax has transformed from a fluid-handling business into a multi-platform enterprise with a global footprint. See Note 4, “Acquisitions” for additional information regarding the Charter Acquisition.

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

The results of operations for the three and nine months ended September 28, 2012 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s gas- and fluid-handling business. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Accounting Policies

During the nine months ended September 28, 2012, the Company’s significant accounting policies, as reflected in the 2011 Form 10-K, were updated to include the following as a result of the Charter Acquisition:

Revenue Recognition - Construction Contracts

The Company recognizes revenue and cost of sales on gas-handling construction projects using the “percentage of completion method” in accordance with GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of September 28, 2012, there were $148.3 million of revenues in excess of billings and $170.4 million of billings in excess of revenues on construction contracts in the Condensed Consolidated Balance Sheet.

The Company has contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available. The revisions are recorded in income in the period in which they are determined using the cumulative catch-up method of accounting. See Note 16, “Segment Information” for sales by major product group.

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

Derivatives

The Company is subject to foreign currency risk associated with the retranslation of the net assets of foreign subsidiaries to United States of America (“U.S.”) dollars on a periodic basis. The Company’s Deutsche Bank Credit Agreement (as defined and further discussed in Note 10, “Debt”) includes a €157.6 million term A-3 facility, which has been designated as a net investment hedge in order to mitigate a portion of this risk.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

See Note 14, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

Equity Method Investments

Investments in joint ventures, where the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are reviewed periodically for indications of other than temporary impairment, including, but not limited to, significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees. If the decline in fair value is considered to be other than temporary, an impairment loss is recorded and the investment is written down to a new carrying value. Investments in joint ventures acquired in the Charter Acquisition were recognized in the opening balance sheet at fair value. See Note 4, “Acquisitions” for additional information regarding the assets acquired in the Charter Acquisition.

3. Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other” (“ASU No. 2012-02”). ASU No. 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU No. 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company intends to early adopt ASU No. 2012-02 in conjunction with its October 1, 2012 impairment analysis. The Company is currently evaluating the impact of adoption, but does not expect it to have a material impact on the Company’s Consolidated Financial Statements.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•	provide an additional growth platform in the fragmented fabrication technology industry.

See Note 10, “Debt” and Note 11, “Equity” for a discussion of the respective financing components of the Charter Acquisition.

In connection with the Charter acquisition the Company incurred advisory, legal, valuation and other professional service fees, termination payments to Charter executives and realized losses on acquisition-related foreign exchange derivatives, which comprised Charter acquisition-related expense in the Condensed Consolidated Statements of Operations.

See Note 14, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

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

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Unaudited, in thousands)
Net sales	$954,440	$973,680	$2,955,884	$2,847,695
Net income (loss) available to Colfax common shareholders(1)	18,892	(23,355)	56,087	(132,605)

__________

(1)	Proforma net loss available to Colfax common shareholders for the three and nine months ended September 30, 2011 reflect the impact of certain expenses included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2012, but excluded from the calculation of proforma net income for that period. These expenses include increased acquisition-related amortization expense of $14.5 million and $62.6 million for the three and nine months ended September 30, 2011, respectively. Additionally, the nine months ended September 30, 2011 include $43.6 million of Charter acquisition-related expense and a $50.3 million increase in the valuation allowance related to the Company’s deferred tax assets in the U.S., discussed further in Note 7, “Income Taxes.”

The following table summarizes the Company’s best estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition. These amounts are determined based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed. There is also a required change of control payment related to a defined benefit pension plan which is based on plan provisions which must be interpreted by an actuary. Such interpretation and the related financial statement impact have not yet been received. During the measurement period, the Company has made aggregate retrospective adjustments of $5.8 million and $18.0 million during the three and nine months ended September 28, 2012, respectively, to provisional amounts related to the Charter Acquisition that were recognized at the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments increased the Goodwill balance and primarily relate to the Company’s valuation of inventory and the related deferred tax impact. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

January 13,
2012
(In thousands)
Trade receivables	$686,211
Inventories	452,325
Property, plant and equipment	563,333
Goodwill	1,613,440
Intangible assets	715,643
Accounts payable	(375,393)
Debt	(398,705)
Other assets and liabilities, net	(468,546)
2,788,308
Less: net assets attributable to noncontrolling interest	(236,257)
Net consideration	$2,552,051

The following table summarizes Intangible assets acquired, excluding Goodwill, as of January 13, 2012:

	Intangible	Weighted-Average
	Asset	Amortization
	(In thousands)	Period (Years)
Trade names – indefinite life	$363,628	n/a
Customer relationships	215,310	7.10
Acquired technology	77,485	10.33
Backlog	54,805	1.00
Trademarks	4,415	5.00
Intangible assets	$715,643	6.84

Co-Vent

On September 13, 2012, the Company completed the acquisition of the common stock of Co-Vent Group Inc. (“Co-Vent”) for $32.3 million. Co-Vent specializes in the custom design, manufacture, and testing of industrial fans, with its primary operations based in Quebec, Canada. As a result of this acquisition, the Company has expanded its product offerings in the industrial fan market.

Soldex

On May 26, 2012, the Company entered into a share purchase agreement with Inversiones Breca S.A. to acquire an interest of approximately 91% of Soldex S.A. (“Soldex”) for approximately $183.4 million. Soldex is organized under the laws of Peru and will complement our existing fabrication technology segment by supplying welding products from its plants in Colombia and Peru. The acquisition of Soldex is subject to certain regulatory approvals and is currently expected to close during the fourth quarter of 2012.

Other

On April 13, 2012, the Company completed a $29.3 million acquisition of shares in ESAB India Limited, a publicly traded, less than wholly owned subsidiary in which the Company acquired a controlling interest in the Charter Acquisition. This resulted in an increase in the Company’s ownership of the subsidiary from 56% to 74%. This acquisition of shares was pursuant to a statutorily mandated tender offer triggered as a result of the Charter Acquisition.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2012, the Company completed an $8.5 million acquisition, including the assumption of debt, of the remaining ownership of CJSC Sibes (“Sibes”), a less than wholly owned subsidiary in which the Company did not have a controlling interest. This resulted in an increase in the Company’s ownership of Sibes from 16% to 100%.

5. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment, during the nine months ended  September 28, 2012:

	Gas and Fluid Handling	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2012	$204,844	$—	$204,844
Goodwill attributable to Charter Acquisition	931,303	682,137	1,613,440
Goodwill attributable to Co-Vent acquisition	18,947	—	18,947
Goodwill attributable to other acquisitions	596	5,699	6,295
Impact of foreign currency translation	49,879	36,031	85,910
Balance, September 28, 2012	$1,205,569	$723,867	$1,929,436

The following table summarizes the Intangible assets, excluding Goodwill:

	September 28, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$392,378	$—	$6,803	$—
Acquired customer relationships	256,628	(21,165)	29,798	(12,987)
Acquired technology	105,028	(9,567)	17,961	(2,791)
Acquired backlog	63,606	(45,606)	3,451	(2,033)
Other intangible assets	9,487	(5,206)	4,962	(4,135)
	$827,127	$(81,544)	$62,975	$(21,946)

See Note 4, “Acquisitions” for additional information regarding the activity in Goodwill and intangible assets associated with the Charter Acquisition.

Amortization expense related to amortizable intangible assets was included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Amortization expense	$21,381	$1,873	$61,691	$6,224

Total amortization expense for amortizable intangible assets as of September 28, 2012 is expected to be $37.0 million, $35.2 million, $33.6 million, $33.5 million and $29.9 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income (Loss) Per Share

Net income (loss) per share available to Colfax Corporation common shareholders was computed under the two-class method as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except share data)
Net income (loss) available to Colfax Corporation common shareholders	$4,022	$3,690	$(98,017)	$20,635
Less: net income attributable to participating securities(1)	517	—	—	—
	$3,505	$3,690	$(98,017)	$20,635

Weighted-average shares of Common stock outstanding— basic	94,040,440	43,682,698	90,003,515	43,598,692
Net effect of potentially dilutive securities(2)	751,488	729,272	—	700,465
Weighted-average shares of Common stock outstanding— diluted	94,791,928	44,411,970	90,003,515	44,299,157
Net income (loss) per share—basic and diluted	$0.04	$0.08	$(1.09)	$0.47

__________

(1)	Net income (loss) per share was calculated consistent with the two-class method in accordance with GAAP as the shares of the Company’s Series A Preferred Stock are considered participating securities.

(2)	Potentially dilutive securities consist of stock options and restricted stock units.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended September 28, 2012 and September 30, 2011 excludes approximately 1.4 million and 0.5 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the nine months ended September 28, 2012 and September 30, 2011 excludes approximately 2.8 million and 0.5 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

7. Income Taxes

During the three months ended September 28, 2012, Income before income taxes was $28.1 million and the Provision for income taxes was $13.6 million. The Provision for income taxes for the three months ended September 28, 2012 was significantly impacted by corporate overhead and Interest expense related to the combined organization reflected in the Condensed Consolidated Statement of Operations, which were incurred in jurisdictions where no tax benefit can be recognized. These items were partially offset by a discrete credit to income tax expense of $2.9 million from a reduction to deferred tax balances in the United Kingdom associated with the enactment of lower corporate tax rates.

During the nine months ended September 28, 2012, Income before income taxes was $19.6 million and the Provision for income taxes was $86.9 million, which was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in the Company’s valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in an increase to the Provision for income taxes for the nine months ended September 28, 2012 of $50.3 million. In addition, $43.6 million of Charter acquisition-related expense and increased corporate overhead and Interest expense reflected in the Condensed Consolidated Statement of Operations are either non-deductible or were incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of an effective tax rate significantly higher than the U.S. federal statutory rate.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three and nine months ended September 30, 2011, Income before income taxes was $4.2 million and $29.0 million, respectively, and the Provision for income taxes was $0.5 million and $8.3 million, respectively. The effective tax rates of 12.6% and 28.8% for the three and nine months ended September 30, 2011, respectively, differ from the U.S. federal statutory tax rate primarily due to international tax rates, which are lower than the U.S. tax rate, and changes in the estimated annual tax rate. The estimated annual tax rate declined primarily due to the impact of changes in anticipated pre-tax income for the year ended December 31, 2011 in various tax jurisdictions that the Company operates in. The cumulative impact of this adjustment during the three months ended September 30, 2011 resulted in an effective tax rate of 12.6%. The change in the estimated annual tax rate resulted in an increase of approximately $0.7 million in Net income for both the three and nine months ended September 30, 2011, or $0.01 and $0.02 per share, respectively.

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

(In thousands)
Balance, January 1, 2012	4,077
Addition for tax positions taken in prior periods	1,478
Addition for tax positions taken in the current period	3,349
Addition related to acquired entities	71,760
Other, including the impact of foreign currency translation	3,839
Balance, September 28, 2012	$84,503

The Company is now subject to income tax in more than 100 countries and is routinely examined by tax authorities around the world. Tax examinations for years dating back to 1999 remain in process in multiple countries.

The Company’s total unrecognized tax benefits were $84.5 million and $4.1 million as of September 28, 2012 and December 31, 2011, respectively, inclusive of $16.7 million and $0.4 million, respectively, of interest and penalties. These amounts were offset in part by tax benefits of $0.5 million as of both September 28, 2012 and December 31, 2011. The net liabilities for uncertain tax positions as of September 28, 2012 and December 31, 2011 were $84.0 million and $3.6 million, respectively, and if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of Provision for income taxes, which was $0.6 million and $0.1 million for the three months ended September 28, 2012 and September 30, 2011, respectively. Interest and penalties on uncertain tax positions for the nine months ended September 28, 2012 and September 30, 2011 were $1.5 million and $0.2 million, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations and resolution of tax audits may reduce its tax expense in the next 12 months up to $2.2 million.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Charter Acquisition materially impacted the Company’s deferred tax assets, liabilities and valuation allowances. Significant components of the deferred tax assets and liabilities as of January 13, 2012 are estimated as follows:

	January 13, 2012
	Current	Non-Current
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$1,474	$106,948
Expenses currently not deductible	45,048	71,981
Net operating loss carryover	20,220	130,476
Tax credit carryover	—	15,482
Other	9,340	27,005
Total deferred tax assets	76,082	351,892
Valuation allowance	(21,588)	(241,509)
Deferred tax assets, net	$54,494	$110,383

Deferred tax liabilities:
Depreciation and amortization	$—	$58,055
Pension	—	22,022
Intangible assets	6,699	196,377
Other	1,721	27,749
Total deferred tax liabilities	$8,420	$304,203

Total deferred tax assets (liabilities), net	$46,074	$(193,820)

Acquired subsidiaries with significant noncontrolling interests in India, South Africa and China as well as a wholly owned Russian subsidiary are expected to remit dividends. Consequently, a liability of $12.5 million has been established as of September 28, 2012. All other undistributed earnings of the Company’s controlled international subsidiaries are considered to be permanently reinvested and no tax expense in the U.S. has been recognized under the applicable accounting standard for these reinvested earnings. The amount of deferred tax liability that would have been recognized had such earnings not been permanently reinvested is not reasonably determinable.

8. Property, Plant and Equipment, Net

	Depreciable Life	September 28, 2012	December 31, 2011
	(In years)	(In thousands)
Land	n/a	$30,808	$14,786
Buildings and improvements	5-40	303,688	38,642
Machinery and equipment	3-15	425,622	134,548
Software	3-5	68,279	16,948
		828,397	204,924
Accumulated depreciation		(166,103)	(113,985)
Property, plant and equipment, net		$662,294	$90,939

Depreciation expense, including the amortization of assets recorded under capital leases, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Total depreciation expense	$17,834	$3,228	$52,251	$9,593
Depreciation expense related to software	2,679	406	7,540	1,248

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Inventories, Net

Inventories, net consisted of the following:

	September 28,	December 31,
	2012	2011
	(In thousands)
Raw materials	$165,079	$25,241
Work in process	107,620	26,376
Finished goods	266,566	20,378
	539,265	71,995
Less: customer progress billings	(11,425)	(9,124)
Less: allowance for excess, slow-moving and obsolete inventory	(8,482)	(6,735)
Inventories, net	$519,358	$56,136

10. Debt

Long-term debt consisted of the following:

	September 28,	December 31,
	2012	2011
	(In thousands)
Term loans	$1,675,466	$72,500
Revolving credit facilities and other	17,637	39,018
Total Debt	1,693,103	111,518
Less: current portion	(34,033)	(10,000)
Long-term debt	$1,659,070	$101,518

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

During the nine months ended September 28, 2012, the Company terminated the Bank of America Credit Agreement in conjunction with the financing of the Charter Acquisition. Upon the early termination of the Bank of America Credit Agreement, the Company incurred a total pre-tax charge of $1.5 million, which includes the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet for the related interest rate swap to Interest expense in the Condensed Consolidated Statement of Operations.

On January 13, 2012 and January 25, 2012, Colfax incurred debt consisting of: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a €157.6 million term A-3 facility and (iv) a $900 million term B facility pursuant to a credit agreement (the “Deutsche Bank Credit Agreement”) with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 and 50 basis points, determined by the Company’s leverage ratio. Additionally, as of September 28, 2012 the Company had an original issue discount of $59.3 million and deferred financing fees of $9.3 million, which were recognized in connection with the Deutsche Bank Credit Agreement, and will be accreted to Interest expense primarily using the effective interest method. The weighted-average interest rate of borrowings under the Deutsche Bank Credit Agreement for the nine months ended September 28, 2012 was 3.87% and there was $291.9 million available on the Revolver, including $191.9 available on the letter of credit sub-facility.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company is also party to additional letter of credit facilities with total capacity of $474.2 million and $338.6 million outstanding as of September 28, 2012.

The contractual maturities of the Company’s debt as of September 28, 2012 are as follows(1):

(In thousands)
Remainder of 2012	$19,783
2013	19,138
2014	118,165
2015	189,553
2016	415,244
2017	144,415
Thereafter	846,102
Total contractual maturities	1,752,400
Debt discount	(59,297)
Total debt	$1,693,103

__________

(1) Represents scheduled payments required under the Deutsche Bank Credit Agreement through the respective final maturities of the term A facilities through January 13, 2017 and the term B facility through January 13, 2019, as well as the contractual maturities of other debt outstanding as of September 28, 2012.

In March 2012, the Company used a portion of the proceeds from the sale of Common stock to pay off $35.0 million in borrowings under the term A facilities in advance of the scheduled payments. In June 2012, the Company repaid an additional $26.3 million in borrowings under the term A facilities in advance of the scheduled payments. See Note 11, “Equity” for additional discussion regarding the Company’s stock issuances.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.0 to 1.0, measured at the end of each quarter, through the year ended December 31, 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in the year ended December 31, 2013 until it reaches 3.0 to 1.0 for the year ended December 31, 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ended December 31, 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for the year ended December 31, 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of September 28, 2012.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Equity

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

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.7 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the nine months ended September 28, 2012.

On March 5, 2012, the Company sold 8,000,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $272 million. Further, on March 9, 2012, the underwriters of the March 5, 2012 equity offering exercised their over-allotment option and the Company sold an additional 1,000,000 shares of newly issued Colfax Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $34 million. In conjunction with these issuances, the Company recognized $12.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the nine months ended September 28, 2012.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Dividend Restrictions

The Company is subject to dividend restrictions under the Deutsche Bank Credit Agreement, which limit the total amount of cash dividends the Company may pay and Common stock repurchases the Company may make to $50 million annually, in the aggregate.

Accumulated Other Comprehensive Loss

The activity in the components of Accumulated other comprehensive loss during the nine months ended September 28, 2012 is as follows:

	Foreign Currency Translation Adjustment(1)	Unrealized Losses on Hedging Activities	Net Unrecognized Pension and Other Post- Retirement Benefit Cost	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2012	$(5,537)	$(471)	$(164,785)	$(170,793)
ESAB India repurchase of additional noncontrolling interest	(2,644)	—	—	(2,644)
Change during 2012	86,341	(277)	6,232	92,296
Balance at September 28, 2012	$78,160	$(748)	$(158,553)	$(81,141)

__________

(1)	The activity in Accumulated other comprehensive loss related to foreign currency translation for the nine months ended September 28, 2012 excludes the $(4.5) million impact of foreign currency translation related to Noncontrolling interest during the period.

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

The Condensed Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Stock-based compensation expense	$2,441	$1,058	$6,429	$3,885
Deferred tax benefits	145	371	386	1,360

As of September 28, 2012, the Company had $24.1 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.4 years.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended
September 28, 2012

Expected period that options will be outstanding (in years)	5.49
Interest rate (based on U.S. Treasury yields at the time of grant)	1.03%
Volatility	42.14%
Dividend yield	—
Weighted-average fair value of options granted	$12.94

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

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at December 31, 2011	1,461,157	14.76
Granted	1,119,070	32.86
Exercised	(338,157)	12.75
Forfeited	(42,878)	29.88
Expired	(11,992)	13.55
Outstanding at September 28, 2012	2,187,200	$24.04	5.47	$27,623
Vested or expected to vest at September 28, 2012	2,222,236	$23.94	5.45	$28,296
Exercisable at September 28, 2012	688,160	$14.09	4.09	$15,266

__________

(1)	The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

Restricted Stock Units

The fair value of performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”) is equal to the market value of a share of Common stock on the date of grant, and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs, when it is expected that any of the performance criterion will be achieved.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	324,447	$15.99	64,263	$14.71
Granted	283,804	33.48	21,259	23.07
Vested	(17,942)	18.11	(41,341)	12.74
Forfeited	(16,761)	22.37	—	—
Nonvested at September 28, 2012	573,548	$24.39	44,181	$23.36

12. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 28, 2012	December 31, 2011
	(In thousands)
Accrued payroll	$103,448	$21,415
Advance payment from customers	77,803	14,704
Accrued taxes	105,922	4,911
Accrued asbestos-related liability	66,505	76,295
Warranty liability – current portion	36,892	2,987
Accrued restructuring liability – current portion	20,528	4,573
Accrued pension liability	17,391	1,267
Accrued interest	10,494	75
Accrued third-party commissions	11,575	5,884
Accrued Charter Acquisition-related liability	506	29,430
Other	98,996	14,466
Accrued liabilities	$550,060	$176,007

Warranty Liability

Estimated expenses related to product warranties are accrued at the time products are sold to customers and included in Cost of sales in the Condensed Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

The activity in the Company’s warranty liability consisted of the following:

	Nine Months Ended
	September 28,	September 30,
	2012	2011
	(In thousands)
Warranty liability, beginning of period	$2,987	$2,963
Accrued warranty expense	9,728	2,278
Changes in estimates related to pre-existing warranties	15	684
Cost of warranty service work performed	(18,200)	(1,777)
Acquisitions	47,341	452
Foreign exchange translation effect	(1,300)	22
Warranty liability, end of period	$40,571	$4,622

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company initiated a series of restructuring actions at its fluid-handling operations beginning in 2009 in response to then current and expected future economic conditions. During the nine months ended September 30, 2011, the Company also relocated its Richmond, Virginia corporate headquarters to Fulton, Maryland.

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

The Condensed Consolidated Statements of Operations reflect the following amounts related to the Company’s restructuring activities:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011(1)
	(In thousands)
Restructuring and other related charges	$15,865	$5,299	$43,066	$7,518

__________

(1)	Includes $0.2 million of non-cash stock-based compensation expense.

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 28, 2012
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$3,868	$6,191	$30,054	$(23,109)	$463	$17,467
Facility closure costs(2)	633	3,974	4,113	(3,136)	62	5,646
Other related charges	72	—	5,951	(6,106)	129	46
	$4,573	$10,165	40,118	$(32,351)	$654	$23,159
Non-cash impairment			2,948
			$43,066

__________

(1)	Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.

(2)	Includes the cost of relocating and training associates, relocating equipment and lease termination expense in connection with the closure of facilities, discussed above.

The Company expects to incur Restructuring and other related charges of approximately $8.0 million during the remainder of 2012 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Net Periodic Benefit Cost–Defined Benefit Plans

In conjunction with the Charter Acquisition, the Company acquired a net pension and other post-retirement benefit liability of $206.0 million as of January 13, 2012 and increased its pension and other post-retirement benefit plans by 44 plans. Of the total plans acquired, 40 were underfunded by a total amount of $256.8 million and three were overfunded by a total amount of $50.8 million. Employer contributions to pension and other post-retirement employee benefit plans during the nine months ended September 28, 2012 were $50.3 million, and the Company expects to make additional contributions ranging from $5 million to $15 million during the remainder of the year ending December 31, 2012. Contributions during the nine months ended September 28, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of financing the Charter Acquisition. See Note 4, “Acquisitions” for additional information regarding the Charter Acquisition.

The following table sets forth the components of net periodic benefit cost of the defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Pension Benefits—U.S. Plans:
Service cost	$—	$—	$—	$—
Interest cost	4,699	2,845	14,044	8,537
Expected return on plan assets	(6,050)	(4,164)	(18,093)	(12,493)
Amortization	1,800	1,313	5,400	3,939
Net periodic benefit cost (credit)	$449	$(6)	$1,351	$(17)

Pension Benefits—Non U.S. Plans:
Service cost	$828	$304	$2,388	$926
Interest cost	8,221	1,255	24,322	3,742
Expected return on plan assets	(4,726)	(354)	(14,216)	(1,070)
Amortization	184	151	564	464
Settlement loss(1)	—	—	—	1,499
Net periodic benefit cost	$4,507	$1,356	$13,058	$5,561

Other Post-Retirement Benefits:
Service cost	$50	$—	$152	$—
Interest cost	310	172	949	517
Amortization	232	214	698	640
Net periodic benefit cost	$592	$386	$1,799	$1,157

__________

(1)	During the nine months ended September 30, 2011, the Company terminated a frozen pension plan of one of its non-U.S. subsidiaries.

14. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.7 billion and $110.9 million as of September 28, 2012 and December 31, 2011, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented follows:

	September 28, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$219,068	$—	$—	$219,068
Foreign currency contracts related to sales – designated as hedges	—	5,564	—	5,564
Foreign currency contracts related to sales – not designated as hedges	—	3,301	—	3,301
Foreign currency contracts related to purchases – designated as hedges	—	366	—	366
Foreign currency contracts related to purchases – not designated as hedges	—	859	—	859
Deferred compensation plans	—	2,411	—	2,411
	$219,068	$12,501	$—	$231,569

Liabilities:
Foreign currency contracts related to sales – designated as hedges	$—	$2,271	$—	$2,271
Foreign currency contracts related to sales – not designated as hedges	—	2,888	—	2,888
Foreign currency contracts related to purchases – designated as hedges	—	1,154	—	1,154
Foreign currency contracts related to purchases – not designated as hedges	—	864	—	864
Deferred compensation plans	—	2,411	—	2,411
Liability for contingent payments	—	—	4,893	4,893
	$—	$9,588	$4,893	$14,481

	December 31, 2011
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$15,540	$—	$—	$15,540
Foreign currency contracts – primarily related to customer sales contracts	—	5	—	5
	$15,540	$5	$—	$15,545

Liabilities:
Interest rate swap	$—	$471	$—	$471
Foreign currency contracts – acquisition-related	—	14,986	—	14,986
Foreign currency contracts – primarily related to customer sales contracts	—	371	—	371
Liability for contingent payments	—	—	4,359	4,359
	$—	$15,828	$4,359	$20,187

There were no transfers in or out of Level One, Two or Three during the nine months ended September 28, 2012.

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

Foreign Currency Contracts. As of September 28, 2012 and December 31, 2011, the Company had foreign currency contracts with the following notional values:

	September 28, 2012	December 31, 2011
	(In thousands)
Foreign currency contracts sold – not designated as hedges	$261,794	$—
Foreign currency contracts sold – designated as hedges	243,117	5,116
Foreign currency contracts purchased – not designated as hedges	109,300	—
Foreign currency contracts purchased – designated as hedges	34,089	—
Foreign currency contracts – acquisition related	—	2,749,000
Total foreign currency derivatives	$648,300	$2,754,116

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Contracts Designated as Hedges:
Interest Rate Swap:
Unrealized loss	$—	$(13)	$—	$(146)
Realized loss	—	(251)	(471)	(1,231)
Foreign Currency Contracts – related to customer sales contracts:
Unrealized gain	3,070	—	822	—
Realized gain	1,757	—	1,077	—
Foreign Currency Contracts – related to supplier purchase contracts:
Unrealized gain (loss)	497	—	(352)	—
Realized loss	(579)	—	(344)	—
Unrealized loss on net investment hedge	(2,760)	—	(2,764)	—
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts – acquisition-related:
Unrealized loss	—	(684)	—	(684)
Realized loss	—	—	(7,177)	—
Foreign Currency Contracts – primarily related to customer sales contracts:
Unrealized gain (loss)	1,551	36	157	210
Realized gain (loss)	880	(545)	1,756	155

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisition of COT-Puritech in December of 2011, which are subject to the achievement of certain performance goals, and is included in Other liabilities in the Condensed Consolidated Balance Sheets. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections and is included in Level Three of the fair value hierarchy. During the three and nine months ended September 28, 2012, $0.1 million and $0.5 million of accretion was recognized in Interest expense in the Condensed Consolidated Statements of Operations related to the Company’s liability for contingent payments. Realized or unrealized gains or losses in future periods will be recognized in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

15. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for the year ended December 31, 2011.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims of our fluid-handling subsidiaries is as follows(1):

	Nine Months Ended
	September 28,	September 30,
	2012	2011
	(Number of claims)
Claims unresolved, beginning of period	23,682	24,764
Claims filed(2)	2,943	2,799
Claims resolved(3)	(4,264)	(5,051)
Claims unresolved, end of period	22,361	22,512

__________

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”

(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.

(3)	Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	September 28, 2012	December 31, 2011
	(In thousands)
Current asbestos insurance asset(1)	$40,726	$43,452
Current asbestos insurance receivable(1)	22,982	33,696
Long-term asbestos insurance asset(2)	313,623	326,838
Long-term asbestos insurance receivable(2)	36,111	14,034
Accrued asbestos liability(3)	68,471	76,295
Long-term asbestos liability(4)	371,139	382,394

__________

(1)	Included in Other current assets in the Condensed Consolidated Balance Sheets.

(2)	Included in Other assets in the Condensed Consolidated Balance Sheets.

(3)	Represents current reserves for probable and reasonably estimable asbestos-related liability cost that the Company believes the fluid-handling subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

(4)	Included in Other liabilities in the Condensed Consolidated Balance Sheets.

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

In June 2012, one of the Company’s subsidiaries entered into a settlement agreement for and made a payment of $8.5 million associated with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey. The settlement had no impact on the Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2012.

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

16. Segment Information

Upon the closing of the Charter Acquisition, the Company changed the composition of its reportable segments to reflect the changes in its internal organization resulting from the integration of the acquired businesses. The Company now reports its operations through the following reportable segments:

•	Gas & Fluid Handling – a global supplier of a broad range of gas- and fluid-handling products, including pumps, fluid-handling systems and controls, specialty valves, heavy-duty centrifugal and axial fans, rotary heat exchangers and gas compressors, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and

•	Fabrication Technology – a global supplier of welding equipment and consumables, cutting equipment and consumables and automated welding and cutting systems.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income before Restructuring and other related charges.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Net Sales:
Gas and fluid handling	$464,873	$170,294	$1,386,699	$515,601
Fabrication technology	489,567	—	1,499,760	—
	$954,440	$170,294	$2,886,459	$515,601

Segment operating income (loss)(1):
Gas and fluid handling	$33,925	$20,770	$98,846	$61,330
Fabrication technology	43,855	—	106,262	—
Corporate and other	(10,249)	(10,031)	(74,201)	(20,333)
	$67,531	$10,739	$130,907	$40,997

Depreciation and Amortization:
Gas and fluid handling	$27,207	$5,373	$84,571	$17,448
Fabrication technology	14,764	—	53,532	—
Corporate and other	4,280	233	13,175	718
	$46,251	$5,606	$151,278	$18,166

Capital Expenditures:
Gas and fluid handling	$10,177	$4,336	$29,737	$10,371
Fabrication technology	7,446	—	28,898	—
Corporate and other	—	4	—	346
	$17,623	$4,340	$58,635	$10,717

________

(1)	The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Income before income taxes	$28,109	$4,222	$19,561	$28,972
Interest expense	23,557	1,218	68,280	4,507
Restructuring and other related charges	15,865	5,299	43,066	7,518
Segment operating income	$67,531	$10,739	$130,907	$40,997

	September 28,	December 31,
	2012	2011
	(In thousands)
Investment in Equity Method Investees:
Gas and fluid handling	$10,419	$7,680
Fabrication technology	38,493	—
Corporate and other	—	—
	$48,912	$7,680
Total Assets:
Gas and fluid handling	$3,322,547	$947,773
Fabrication technology	2,367,526	—
Corporate and other	365,651	140,770
	$6,055,724	$1,088,543

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The detail of the Company’s operations by geography and product type is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Net Sales by Origin:
United States	$177,802	$51,824	$546,614	$149,467
Foreign	776,638	118,470	2,339,845	366,134
	$954,440	$170,294	$2,886,459	$515,601
Net Sales by Major Product Group:
Gas handling	$311,919	$—	$898,081	$—
Fluid handling	152,954	170,294	488,618	515,601
Welding and cutting	489,567	—	1,499,760	—
	$954,440	$170,294	$2,886,459	$515,601

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2012 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012.

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

Overview

During the first quarter of 2012, Colfax completed the acquisition of Charter (the “Charter Acquisition”) which has transformed Colfax from a fluid-handling organization into a multi-platform enterprise with a strong global footprint. Following the Charter Acquisition, Colfax reports its operations through the following reportable segments:

•	Gas & Fluid Handling – a global supplier of a broad range of gas- and fluid-handling products, including pumps, fluid-handling systems and controls, specialty valves, heavy-duty centrifugal and axial fans, rotary heat exchangers and gas compressors, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and
•	Fabrication Technology – a global supplier of welding equipment and consumables, cutting equipment and consumables and automated welding and cutting systems.

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

We expect that the stronger U.S. dollar against most foreign currencies, compared to 2011, is likely to reduce reported sales and operating profits proportionately during the remainder of 2012. In addition, we believe that the recent weakness in the economic outlook for Europe, China and Brazil is likely to impact near term results.

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

Results of Operations

Upon the closing of the Charter Acquisition, we changed the composition of our reportable segments to reflect the changes in our internal organization resulting from the integration of the acquired businesses. The Company now reports its operations through two reportable segments: gas and fluid handling and fabrication technology. Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income before Restructuring and other related charges.

Items Affecting Comparability of Reported Results

In addition to the impact of the Charter Acquisition and the change in composition of our reportable segments, the comparability of our operating results for the third quarter and nine months ended September 28, 2012 to the respective 2011 period is affected by the following additional significant items:

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

On September 13, 2012, Colfax completed the acquisition of the Co-Vent Group Inc. (“Co-Vent”) for $32.3 million. Co-Vent specializes in the custom design, manufacture, and testing of industrial fans, with its primary operations based in Quebec, Canada. As a result of this acquisition, Colfax has expanded its product offerings in the industrial fan market.

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

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 81% for both the three and nine months ended September 28, 2012 is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Seasonality

The results of operations for the three and nine months ended September 28, 2012 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s gas- and fluid-handling segment. As the Company’s customers seek to fully utilize capital spending budgets before the end of the year, historically shipments have peaked during the fourth quarter. General economic conditions as well as backlog levels may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales decreased by $17.3 million in the third quarter of 2012 in comparison to the proforma net sales for the third quarter of 2011. For the nine months ended September 28, 2012, our consolidated Net sales increased from proforma net sales of $2.8 billion in the nine months ended September 30, 2011 to $2.9 billion (which excludes operations acquired in the Charter Acquisition for the first 12 days of each nine month reporting period presented). The following tables present components of our proforma consolidated Net sales and, for our gas- and fluid-handling segment, proforma order and backlog growth:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
Proforma for the three months ended September 30, 2011	$971.7		$451.2
Components of Change:
Existing businesses(2)	49.5	5.1%	18.0	4.0%
Acquisitions(3)	5.3	0.5%	4.2	0.9%
Foreign currency translation(4)	(72.1)	(7.4)%	(29.6)	(6.5)%
	(17.3)	(1.8)%	(7.4)	(1.6)%
Three months ended September 28, 2012	$954.4		$443.8

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
Proforma as of and for the nine months ended September 30, 2011	$2,789.3		$1,425.6		$1,348.2
Components of Change:
Existing businesses(2)	228.7	8.2%	44.4	3.1%	70.0	5.2%
Acquisitions(3)	52.3	1.9%	78.3	5.5%	12.2	0.9%
Foreign currency translation(4)	(183.8)	(6.6)%	(72.6)	(5.1)%	(51.3)	(3.8)%
	97.2	3.5%	50.1	3.5%	30.9	2.3%
As of and for the nine months ended September 28, 2012	$2,886.5		$1,475.7		$1,379.1

__________

(1)	Represents contracts for products or services, net of cancellations for the period for our gas- and fluid-handling operating segment.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of our acquisitions of Co-Vent, Sibes, COT-Puritech and Rosscor and the acquisition of Thomassen by Howden and Sychevsky and Condor by ESAB.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

The proforma increase in Net sales from existing businesses in the third quarter of 2012 was attributable to an increase of $61.6 million in our gas- and fluid-handling segment, partially offset by a $12.1 million decrease in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during the third quarter of 2012 in comparison to the third quarter of 2011 primarily due to growth in the power generation, mining and general industrial and other end markets.

The proforma increase in Net sales from existing businesses in the nine months ended September 28, 2012 was attributable to increases of $176.6 million and $52.1 million in our gas- and fluid-handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during the nine months ended September 28, 2012 in comparison to the comparable 2011 period primarily due to growth in the power generation end market.

Segments

As discussed further above, the Company now reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by business segment for each of the following periods:

	Three Months Ended		Nine Months Ended
	September 28, 2012	Proforma September 30, 2011	September 28, 2012	Proforma September 30, 2011
	(In millions)
Gas and Fluid Handling	$464.9	$422.9	$1,386.7	$1,226.8
Fabrication Technology	489.5	548.8	1,499.8	1,562.5
Total Net sales	$954.4	$971.7	$2,886.5	$2,789.3

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

The following table summarizes the selected financial data for our gas- and fluid-handling segment:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Dollars in millions)
Net sales	$464.9	$170.3	$1,386.7	$515.6
Gross profit	139.0	60.6	410.7	178.6
Gross profit margin	29.9%	35.6%	29.6%	34.6%
Restructuring and other related charges	$1.6	$5.3	$5.4	$6.5
Selling, general and administrative expense	101.8	41.1	303.0	123.4
Selling, general and administrative expense as a percentage of Net sales	21.9%	24.1%	21.9%	23.9%
Segment operating income	$33.9	$20.8	$98.8	$61.3
Segment operating income margin	7.3%	12.2%	7.1%	11.9%

Year over year fluctuations for the selected financial data are primarily due to the addition of the Howden operations. The $61.6 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the third quarter of 2012 in comparison to the third quarter of 2011 was primarily due to growth in all end markets, except marine. Additionally, $14.5 million of acquisition-related amortization expense and $3.6 million increased recurring intangible amortization expense in comparison to the third quarter of 2011 is reflected in Selling, general and administrative expense for the third quarter of 2012.

The $176.6 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the nine months ended September 28, 2012 in comparison to the nine months ended September 30, 2011 was primarily due to growth in all end markets, except marine. Additionally, $4.5 million and $41.1 million of acquisition-related amortization expense is reflected in Gross profit and Selling, general and administrative expense, respectively, for the nine months ended September 28, 2012, and recurring intangible amortization expense included in Selling, general and administrative expense increased by $9.4 million in comparison to the nine months ended September 30, 2011.

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

The following table summarizes the selected financial data for our fabrication technology segment:

	Three Months Ended September 28,	Nine Months Ended September 28,
	2012	2012
	(Dollars in millions)
Net sales	$489.5	$1,499.8
Gross profit	149.0	433.8
Gross profit margin	30.4%	28.9%
Restructuring and other related charges	$12.5	$31.6
Selling, general and administrative expense	105.1	327.6
Selling, general and administrative expense as a percentage of Net sales	21.5%	21.8%
Segment operating income	$43.9	$106.3
Segment operating income margin	9.0%	7.1%

The $12.1 million sales decline due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the third quarter of 2012 in comparison to the third quarter of 2011 reflects a globally broad-based decline in consumable volumes due to the deteriorating global economic conditions. The $52.1 million sales growth due to existing businesses during the nine months ended September 28, 2012 in comparison to the comparable 2011 period was primarily due to increased consumable and equipment sales in North America and the Middle East. Year over year comparison of the other selected financial data above is not practical, as further discussed above. Additionally, Gross profit and gross profit margin for the nine months ended September 28, 2012 were impacted by acquisition-related amortization and inventory step-up expense of $17.0 million. There was no acquisition-related amortization and inventory step-up expense during the third quarter of 2012.

Gross Profit – Total Company

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Dollars in millions)
Gross profit	$288.0	$60.7	$844.6	$178.6
Gross profit margin	30.2%	35.6%	29.3%	34.6%

The $227.3 million increase in Gross profit during the third quarter of 2012 in comparison to the third quarter of 2011 was attributable to increases of $78.4 million in our gas- and fluid-handling segment and $149.0 million in our fabrication technology segment. Additionally, changes in foreign exchange rates had a $22.3 million negative impact on Gross profit in comparison to the third quarter of 2011. The $666.0 million increase in Gross profit during the nine months ended September 28, 2012 in comparison to the nine months ended September 30, 2011 was attributable to increases of $232.1 million in our gas- and fluid-handling segment and $433.8 million in our fabrication technology segment. Additionally, changes in foreign exchange rates had a $58.2 million negative impact on Gross profit in comparison to the nine months ended September 30, 2011.

Gross profit margin for the third quarter and nine months ended September 28, 2012 decreased compared to the comparable 2011 period primarily due to the lower gross profit margin associated with sales in our fabrication technology segment during the period. Additionally, Gross profit and gross profit margin for the nine months ended September 28, 2012 were impacted by acquisition-related amortization expense of $21.5 million. There was no acquisition-related amortization and inventory step-up expense during the third quarter of 2012.

Operating Expenses – Total Company

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Dollars in millions)
Selling, general and administrative expense	$217.1	$41.1	$661.2	$123.4
Selling, general and administrative expense as a percentage of Net sales	22.8%	24.1%	22.9%	23.9%
Charter acquisition-related expense	$—	$5.7	$43.6	$5.7
Restructuring and other related charges	15.9	5.3	43.1	7.5
Asbestos coverage litigation expense	3.3	3.1	8.8	8.5

Selling, general and administrative expense increased $176.0 million during the third quarter in comparison to the third quarter of 2011 primarily due to the Charter Acquisition. The decrease in Selling, general and administrative expense as a percentage of Net sales during the third quarter of 2012 in comparison to the comparable prior year period resulted primarily from the benefit of higher sales volumes and efforts to reduce costs, partially offset by $19.5 million of higher intangible amortization expense.

Selling, general and administrative expense increased $537.8 million during the nine months ended September 28, 2012 in comparison to the comparable period of 2011 primarily due to the Charter Acquisition. The decrease in Selling, general and administrative expense as a percentage of Net sales during the nine months ended September 28, 2012 in comparison to the comparable prior year period resulted primarily from the benefit of higher sales volumes and efforts to reduce costs partially offset by $55.5 million of higher intangible amortization expense. During the nine months ended September 28, 2012, we incurred $37.9 million of increased advisory, legal, valuation and other professional service fees and losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition in comparison to the nine months ended September 30, 2011.

Selling, general and administrative expenses for the third quarter and nine months ended September 30, 2011 include a $2.1 million provision related to a court judgment received for one of our subsidiaries’ litigation against a number of its insurers and former parent.

Restructuring and other related charges increased significantly during 2012 in comparison to the comparable periods of 2011, primarily as a result of the substantial cost reduction programs under way in the fabrication technology segment.

Interest Expense – Total Company

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In millions)
Interest expense	$23.6	$1.2	$68.3	$4.5

The increase in Interest expense during the third quarter and nine months ended September 28, 2012 in comparison to the respective period in 2011 was attributable to interest on the financing related to the Charter Acquisition. See “—Liquidity and Capital Resources—Borrowing Arrangements” below for additional discussion.

Provision for Income Taxes – Total Company

The effective income tax rate for the third quarter of 2012 was 48.4% compared to an effective income tax rate of 12.6% during the third quarter of 2011. Our effective income tax rate for the third quarter of 2012 was significantly impacted by corporate overhead and Interest expense related to the combined organization, which was incurred in jurisdictions where no tax benefit can be recognized. These items were partially offset by a discrete credit to income tax expense of $2.9 million from a reduction to deferred tax balances in the United Kingdom associated with the enactment of lower corporate tax rates. Our effective income tax rate for the third quarter of 2011 was lower than the U.S. federal statutory rate primarily due to the cumulative effect of a change in the estimated annual tax rate due to the impact of changes in the anticipated pretax income for 2011 in the various jurisdictions we operate in.

During the nine months ended September 28, 2012, Income before income taxes was $19.6 million and the Provision for income taxes was $86.9 million. The provision was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in our valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in a non-cash increase in the Provision for income taxes for the nine months ended September 28, 2012 of $50.3 million. In addition, $43.6 million of Charter acquisition-related expense and increased corporate overhead and Interest expense reflected in the Condensed Consolidated Statement of Operations are either non-deductible or were incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of the Provision for income taxes being significantly higher than the tax provision which would result from the application of the U.S. federal statutory rate.

The effective income tax for the nine months ended September 30, 2011 was 28.8%, which was lower than the U.S. federal statutory rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate and the impact of the change in the estimated annual tax rate, discussed above.

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

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.7 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the nine months ended September 28, 2012.

On March 5, 2012, we sold 8,000,000 shares of newly issued Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $272 million. Further, on March 9, 2012, the underwriters of the March 5, 2012 equity offering exercised their over-allotment option and we sold an additional 1,000,000 shares of newly issued Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $34 million. In conjunction with these issuances, we recognized $12.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the nine months ended September 28, 2012.

Borrowing Arrangements

We entered into the Deutsche Bank Credit Agreement on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and we terminated our Bank of America Credit Agreement (defined and further discussed below) as well as Charter’s outstanding indebtedness. The Deutsche Bank Credit Agreement has four tranches of term loans: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a €157.6 million term A-3 facility and (iv) a $900 million term B facility. In addition, the Deutsche Bank Credit Agreement has two revolving credit facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or EURIBOR plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 and 50 basis points, determined by our leverage ratio. Additionally, as of September 28, 2012, there was an original issue discount of $59.3 million and deferred financing fees of $9.3 million, which will be accreted to Interest expense primarily using the effective interest method. As of September 28, 2012, the weighted-average interest rate on outstanding borrowings under the Deutsche Bank Credit Agreement was 3.87% and there was $291.9 million available on the Revolver, including $191.9 million available on the letter of credit sub-facility.

As of December 31, 2011, we were party to a credit agreement (the “Bank of America Credit Agreement”), led and administered by Bank of America, which included a senior secured revolving credit facility and a term credit facility. Upon the early termination of the Bank of America Credit Agreement, we incurred a total pre-tax charge of $1.5 million in the nine months ended September 28, 2012, which includes the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss for the related interest rate swap.

In connection with the Deutsche Bank Credit Agreement, we have pledged substantially all of our domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to our U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed our obligations on borrowings of one of our European subsidiaries, as well as pledged substantially all of their assets for such borrowings of this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting our ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring us to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.0 to 1.0, measured at the end of each quarter, through 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in 2013 until it reaches 3.0 to 1.0 for 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of September 28, 2012. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 28, 2012, we had $517.3 million of Cash and cash equivalents, an increase of $442.2 million from $75.1 million as of December 31, 2011. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 28,	September 30,
	2012	2011
	(In millions)
Net cash provided by operating activities	$1.1	$41.7

Purchases of fixed assets, net	(58.6)	(10.7)
Acquisitions, net of cash received	(1,692.0)	(22.3)
Net cash used in investing activities	(1,750.6)	(33.0)

Proceeds from (repayments of) borrowings, net	1,161.2	(7.5)
Proceeds from issuance of common stock, net	755.1	—
Proceeds from issuance of preferred stock, net	333.0	—
ESAB India repurchase of additional noncontrolling interest	(29.3)	—
Other uses, net	(12.4)	2.2
Net cash provided by (used in) financing activities	2,207.6	(5.3)

Effect of exchange rates on cash and cash equivalents	(15.9)	0.5

Increase in cash and cash equivalents	$442.2	$3.9

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding. Changes in significant operating cash flow items are discussed below.

•	Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the nine months ended September 28, 2012, we had net cash outflows of $34.3 million compared to net cash inflows of $1.7 million during the nine months ended September 30, 2011.

•	Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the nine months ended September 28, 2012 and September 30, 2011, cash contributions for defined benefit plans were $50.3 million and $6.3 million, respectively. The nine months ended September 28, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of the financing of the Charter Acquisition.

•	During the nine months ended September 28, 2012 and September 30, 2011, cash payments of $32.4 million and $4.5 million, respectively, were made related to our restructuring initiatives. Additionally, during the nine months ended September 28, 2012, cash payments of approximately $45 million were made for advisory, legal, valuation and other professional service fees related to the Charter Acquisition.

•	Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the nine months ended September 28, 2012, net working capital increased, primarily due to an increase in inventory and receivable levels, which reduced our cash flows from operating activities. During the nine months ended September 30, 2011, net working capital increased, primarily due to an increase in inventory levels, which reduced our cash flows from operating activities.

There were significant investing activities associated with the Charter Acquisition. The cash cost of the Charter Acquisition, net of cash acquired, was approximately $1.7 billion. During the nine months ended September 30, 2011, the Rosscor acquisition resulted in net cash outflows of $22.3 million. Capital expenditures for the nine months ended September 28, 2012 of $63.3 million were significantly higher than $10.7 million used in the nine months ended September 30, 2011 due to the much larger scale of our operations in the nine months ended September 28, 2012.

Cash flows from financing activities were also significantly impacted by the Charter Acquisition. As discussed above under “—Equity Capital,” we raised $805.0 million of cash from sales of our equity securities to the BDT Investor, Steven and Mitchell Rales and Markel, and $293 million in a primary offering settled in March 2012. Also, as further discussed above under “—Borrowing Arrangements,” we borrowed approximately $1.8 billion of term loans, $68.0 million of which was repaid in the nine months ended September 28, 2012. The additional payment of borrowings under term loans of $455 million primarily represents the repayment of borrowings under our Bank of America Credit Agreement, in conjunction with the financing of the Charter Acquisition. We also made cash payments for preferred stock dividends of $12.4 million. Net repayments of $7.5 million during the nine months ended September 30, 2011 resulted from the use of cash generated from our operating activities to repay outstanding indebtedness.

Our cash flows from financing activities during the nine months ended September 28, 2012 were also impacted by a $29.4 million acquisition of shares in ESAB India Limited, a publicly traded, less than wholly owned subsidiary in which the Company acquired a controlling interest in the Charter Acquisition. This acquisition of shares was pursuant to a statutorily mandated tender offer triggered as a result of the Charter Acquisition.

See “—Borrowing Arrangements” above for additional information regarding our outstanding indebtedness as of September 28, 2012.

Our Cash and cash equivalents as of September 28, 2012 includes $288.2 million held in jurisdictions outside the U.S., which may be subject to tax penalties and other restrictions if repatriated into the U.S.

Contractual Obligations

Our contractual obligations changed materially from December 31, 2011, primarily as a result of the Charter Acquisition. The following table summarizes our future contractual obligations as of September 28, 2012.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$29.4	$177.7	$692.4	$852.9	$1,752.4
Interest payments on debt(1)	67.7	129.7	152.7	49.6	399.7
Operating leases	26.9	33.9	14.7	34.6	110.1
Capital leases	31.3	1.6	0.3	—	33.2
Purchase obligations(2)	312.7	32.7	0.3	0.1	345.8
Total	$468.0	$375.6	$860.4	$937.2	$2,641.2

__________

(1)	Variable interest payments are estimated using a static rate of 3.87%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

On May 26, 2012, the Company entered into a share purchase agreement with Inversiones Breca S.A. to acquire an interest of approximately 91% of Soldex S.A. (“Soldex”) for approximately $183.4 million. Soldex is organized under the laws of Peru and supplies welding products from its plants in Colombia and Peru. The acquisition is subject to certain regulatory approvals and is currently expected to close in the fourth quarter of 2012. We expect to fund the acquisition with cash on hand.

We have cash funding requirements associated with our pension and other post-retirement benefit plans as of September 28, 2012, which are estimated to be approximately $5 million to $15 million for the remainder of 2012. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, and deferred income taxes, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Condensed Consolidated Financial Statements other than outstanding letters of credit of $346.8 million, $178.7 million of bank guarantees and $110.1 million of future operating lease payments as of September 28, 2012.

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

Revenue Recognition – Construction Contracts

We recognize revenue and cost of sales on construction projects using the “percentage of completion method” in accordance with U.S. GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of September 28, 2012, there were $148.3 million of revenues in excess of billings and $170.4 million of billings in excess of revenues on construction contracts in the Condensed Consolidated Balance Sheet.

We have contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available. The revisions are recorded in income in the period in which they are determined using the cumulative catch-up method of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, all of our borrowings as of September 28, 2012 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the third quarter and nine months ended September 28, 2012 would have increased Interest expense by approximately $4.4 million and $13.3 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During both the third quarter and nine months ended September 28, 2012, approximately 81% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations, as discussed above, in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The €157.6 million term A-3 facility under the Deutsche Bank Credit Agreement (the “Term Loan A-3”), discussed above, provides a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Term Loan A-3, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of September 28, 2012 (net of the translation effect of our Term Loan A-3) would result in a reduction in Equity of approximately $100 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. We periodically use commodity futures contracts to manage such exposure. As of September 28, 2012, we had no open commodity futures contracts.

See Note 14, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 28, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 15, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in Part I. Item 1A. “Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation of Colfax Corporation

3.02**	Colfax Corporation Amended and Restated Bylaws

3.03*	Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Incorporated by reference to Exhibits 3.01 and 3.02, respectively, to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

** Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 13, 2008.

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

Registrant:       Colfax Corporation

By:

/s/ STEVEN E. SIMMS	President and Chief Executive Officer	October 31, 2012
Steven E. Simms	(Principal Executive Officer)

/s/ C. SCOTT BRANNAN	Senior Vice President, Finance and	October 31, 2012
C. Scott Brannan	Chief Financial Officer
(Principal Financial and Accounting Officer)

