Form 10-K
period 2012-12-31
Colfax CORP
filed 2013-02-19
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File No. 001-34045

_________________________

COLFAX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	54-1887631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8170 MAPLE LAWN BOULEVARD, SUITE 180	20759
FULTON, MARYLAND	(Zip Code)
(Address of principal executive offices)

301-323-9000

(Registrant’s telephone number, including area code)

_________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.001 per share	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

_________________________

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on June 29, 2012 was $1.550 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 4, 2013, the number of shares of the Registrant’s common stock outstanding was 94,079,104.

EXHIBIT INDEX APPEARS ON PAGE 94

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2013 proxy statement specifically incorporated herein by reference, the 2013 proxy statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

Item	Description	Page

	Special Note Regarding Forward-Looking Statements	2

	PART I

1	Business	4
1A	Risk Factors	9
1B	Unresolved Staff Comments	21
2	Properties	21
3	Legal Proceedings	21
4	Mine Safety Disclosures	21
	Executive Officers of the Registrant	21

	PART II

5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
6	Selected Financial Data	25
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
7A	Quantitative and Qualitative Disclosures About Market Risk	41
8	Financial Statements and Supplementary Data	43
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
9A	Controls and Procedures	89
9B	Other Information	90

	PART III

10	Directors, Executive Officers and Corporate Governance	90
11	Executive Compensation	91
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91
13	Certain Relationships and Related Transactions, and Director Independence	91
14	Principal Accounting Fees and Services	91

	PART IV

15	Exhibits and Financial Statement Schedules	91

	Signatures	92
	Exhibit Index	94

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our ability to successfully integrate Charter International plc (“Charter”);

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and U.S. sanctions and embargoes on certain foreign countries;

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	failure to maintain and protect our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our credit agreement with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein (the “Deutsche Bank Credit Agreement”) that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of this Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-K is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Item 1A. “Risk Factors” in Part I of this Form 10-K for a further discussion regarding some of the factors that may cause actual results to differ materially from those that we anticipate.

PART I

Item 1. Business

General

Colfax Corporation is a diversified global industrial manufacturing and engineering company that provides gas- and fluid-handling and fabrication technology products and services to commercial and governmental customers around the world under the Howden, ESAB and Colfax Fluid Handling brand names. Our business has been built through a series of acquisitions, as well as organic growth, since its founding in 1995. We seek to build an enduring premier global enterprise by applying the Colfax Business System (“CBS”) to pursue growth in revenues and improvements in operating margins and cash flow.

Colfax began with a series of acquisitions in the fluid-handling and mechanical power transmission sectors, most notably those of IMO and Allweiler in 1997 and 1998, respectively. In 2004 we divested our mechanical power transmission operations and focused on fluid handling. Over the subsequent seven years, we made six strategic acquisitions in this sector: Lubrication Systems Company (“LSC”), Fairmount Automation, Inc. (“Fairmount”), PD-Technik Ingenieurbüro GmbH (“PD-Technik”), Baric Group (“Baric”), Rosscor Holding, B.V. (“Rosscor”) and COT-Puritech, Inc. (“COT-Puritech”).

On January 13, 2012, we closed the acquisition of Charter by Colfax (the “Charter Acquisition”), which transformed Colfax from a fluid-handling business into a multi-platform enterprise with a strong global footprint. We expect that this acquisition will:

•	enhance our business profile by providing a meaningful recurring revenue stream and considerable exposure to emerging markets;

•	enable Colfax to benefit from strong secular growth drivers, with a balance of short- and long-cycle businesses; and

•	provide an additional growth platform in the fragmented fabrication technology industry, while broadening the scope of our fluid-handling platform to include air- and gas-handling products.

Following the Charter Acquisition, we announced three additional acquisitions that we expect will grow and strengthen our business:

•	In May 2012, we acquired the remaining ownership of CJSC Sibes (“Sibes”), a less than wholly owned Russian subsidiary in which the Company did not have a controlling interest.

•	In September 2012, we acquired Co-Vent Group Inc. (“Co-Vent”), a leading supplier of industrial fans based in Quebec, Canada.

•	In October 2012, we acquired approximately 91% of Soldex S.A. (“Soldex”), a leading South American supplier of welding products.

We employ a comprehensive set of tools that we refer to as CBS. CBS, modeled on the Danaher Business System, is our business management system. It is a repeatable, teachable process that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. CBS provides the tools and techniques to ensure that we are continuously improving our ability to meet or exceed customer requirements on a consistent basis.

Each year, Colfax associates in every business are asked to develop aggressive strategic plans which are based on the Voice of the Customer. In these plans, we are very clear about our market realities, our threats, our risks, our opportunities and most importantly, our vision forward. Execution and measurement of our plans is important to the process. Our belief is that when we use the tools of CBS to drive the implementation of these plans, we are able to uniquely provide the customer with the world class quality, delivery, cost and growth they require. And that performance, we believe, is what ultimately helps our customers and Colfax grow and succeed on a sustainable basis.

Reportable Segments

Upon the closing of the Charter Acquisition, we changed the composition of our reportable segments to reflect the changes in our internal organization resulting from the integration of the acquired businesses. We now report our operations through the gas- and fluid handling and fabrication technology segments. For certain financial information, including Net sales and long-lived assets by geographic area, see Note 17, “Segment Information” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

Gas and Fluid Handling

Our gas- and fluid-handling segment is a global supplier of a broad range of products, including pumps, fluid-handling systems and controls, specialty valves, heavy-duty centrifugal and axial fans, rotary heat exchangers and gas compressors, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets.

Our gas-handling products are principally marketed under the Howden brand name, and are manufactured and engineered in facilities located in Asia, Europe, North and South America, Australia and Africa. Our fluid-handling products are marketed principally under the Colfax Fluid Handling brand name, as well as a portfolio of brands, including Allweiler, Imo and Total Lubrication Management. We manufacture and assemble our fluid-handling products at locations in Europe, North America and Asia.

Our gas- and fluid-handling products and services are generally sold directly, though independent representatives and distributors are also used.

Fans

Howden fans primarily consist of heavy-duty axial, centrifugal and industrial cooling fans. Axial fans include non-variable pitch, variable pitch, OEM and mixed flow axial fans. Centrifugal fans consist of custom engineered, pre-engineered and OEM centrifugal fans. Ranging in diameter from 200mm to over 5m, and with a variety of impeller designs, control systems and layout options, our fans form a comprehensive series of axial and centrifugal fans to satisfy virtually all industrial applications. Howden industrial cooling fans are designed for cooling towers, heat exchangers and steam condensers. They range in size from fans for packaged cooling systems to fans up to 25m diameter for cooling towers. Each of our cooling fan designs has its own unique characteristics in terms of efficiency, noise levels and application. We have developed our cooling fans over the last 50 years, and we believe that we offer the most reliable and quietest cooling fans available. We have fans operating in over 90 countries in a wide range of applications and uses that require the movement of large volumes of air in harsh applications, including the world’s largest power stations and latest high-speed locomotives. We believe that the experience gained from our wide range of applications is beneficial to our global engineers in meeting customer specifications.

Compressors

Howden process compressors and complete compressor packages are used in the petroleum, petrochemical, refrigeration and other markets where performance and reliability are crucial. Our product line includes screw, piston (reciprocating) and diaphragm process gas compressors as well as highly efficient turbo blowers and compressors capable of the most demanding end market conditions. Howden designed and supplied the first diaphragm compressor and was the first company to commercialize screw compressor technology.

Rotary Heat Exchangers

Rotary regenerative heat exchangers provide a compact, cost effective and reliable solution for heat recovery in power plant and flue gas desulphurization systems. With over 80 years experience, Howden supplies highly efficient and reliable air preheaters for power boiler applications, rotary regenerative heat exchangers and replacement element baskets for rotary regenerative heat exchangers.

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

Specialty Centrifugal Pumps — Centrifugal pumps use the kinetic energy imparted by rotating an impeller inside a configured casing to create pressure. While traditionally used to transport large quantities of thin liquids, our centrifugal pumps use specialty designs and materials to offer customers high quality, reliability and customized solutions for a wide range of viscosities, temperatures and applications. We position our specialty centrifugal pumps for applications where customers clearly recognize our brand value or in markets where centrifugal and rotary pumps are complimentary.

Fluid-Handling Systems

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

Specialty Valves

Our specialty valves are used primarily in naval applications. Our valve business has specialized machining, welding and fabrication capabilities that enable us to serve as a supplier to the U.S. Navy. In addition to designing and manufacturing valves, we also offer repair and retrofit services for products manufactured by other valve suppliers through our aftermarket support centers located in Virginia Beach, Virginia and Chula Vista, California.

Total Lubrication Management

Our total lubrication management offering provides lubrication system equipment and services to customers in end markets where lubrication system performance is critical, including: petroleum, petrochemical, natural gas and power generation. Our products include LubriMist® oil mist generators, Mistlock™ bearing lubrication cartridges and ThermoJet® oil purifiers. Our services include high velocity oil flushing, leakage oil reclamation and condition monitoring.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. For the year ended December 31, 2012, welding consumables represented approximately 39% of our total Net sales. Our fabrication technology products are principally marketed under the ESAB brand name, which we believe is a leading international welding company with roots dating back to the invention of the welding electrode. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes. ESAB’s fabrication technology equipment ranges from portable units to large custom systems. Products are sold into a wide range of end markets, including wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

Many of ESAB’s manufacturing facilities are located in low cost locations, in particular Central and Eastern Europe, South America and Asia. Our fabrication technology products are sold both through independent distributors and direct salespeople, depending on geography and end market.

The following discussions of Industry and Competition, International Operations, Research and Development, Intellectual Property, Raw Materials and Backlog, Seasonality, Working Capital, Associates, Government Contracts and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

Industry and Competition

Our products and services are marketed worldwide. The markets served by our gas- and fluid-handling segment are highly fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all of our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of companies that are larger than we are. The markets that our fabrication technology segment competes in are also served by the welding segments of Lincoln Electric and Illinois Tool Works, Inc.

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

Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business—The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.”

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

Research and development expense was $19.4 million, $5.7 million and $6.2 million in 2012, 2011 and 2010, respectively. We expect to continue making significant expenditures for research and development in order to maintain and improve our competitive position.

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

Manufacturing turnaround time for our gas- and fluid-handling operating segment is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and may range from days to several years. Backlog of gas- and fluid-handling orders as of December 31, 2012 was $1.4 billion, compared with $1.3 billion of proforma order backlog as of December 31, 2011.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Associates

The following table presents our worldwide associate base as of the dates indicated:

	December 31,
	2012	2011	2010

North America	2,805	728	638
Europe	6,107	1,232	1,260
Asia and Middle East	4,397	251	262
Central and South America	2,424	—	—
Other	553	—	—
Total associates	16,286	2,211	2,160

Approximately 2% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 45% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Government Contracts

Sales to U.S. government defense agencies and government contractors constituted approximately 1% of our revenue in 2012. We are subject to business and cost accounting regulations associated with our U.S. government defense contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. government defense contracts.

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

Risks Related to Our Business

Changes in the general economy and the cyclical nature of the markets that we serve could negatively impact the demand for our products and services and harm our operations and financial performance.

Colfax's financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impact these markets. Any sustained weakness in demand for our products and services resulting from a downturn of or uncertainty in the global economy could reduce our sales and profitability.

In addition, we believe that many of our customers and suppliers are reliant on liquidity from global credit markets and, in some cases, require external financing to purchase products or finance operations. If our customers lack liquidity or are unable to access the credit markets, it may impact customer demand for our products and services and we may not be able to collect amounts owed to us.

Further, our products are sold in many industries, some of which are cyclical and may experience periodic downturns. Cyclical weakness in the industries that we serve could lead to reduced demand for our products and affect our profitability and financial performance.

The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions have formed a significant part of our growth strategy in the past and are expected to continue to do so. If we are unable to identify suitable acquisition candidates or successfully integrate the businesses we acquire our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration and undisclosed or underestimated liabilities.

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

Acquisitions involve numerous risks, including risks related to integration, and we may not realize the anticipated benefits of our acquisitions.

Acquisitions, including the Charter Acquisition, involve numerous risks, including difficulties in the assimilation of the operations, systems, controls, technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers and distributors of the acquired company and the diversion of our management's attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring businesses' operations during this period. We may not accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems and our financial systems. The failure to successfully integrate acquired businesses in a timely manner, or at all, could have an adverse effect on our business, financial condition and results of operations.

In addition, the anticipated benefits of an acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits and synergies expected from our acquisitions within a reasonable time, our business, financial condition and results of operations may be adversely affected.

Acquisitions may result in significant integration costs, and unanticipated integration expense may harm our business, financial condition and results of operations.

Integration efforts associated with our acquisitions may require significant capital and operating expense. Such expenses may include transaction, consulting and third-party service fees. For example, during the year ended December 31, 2012, we incurred a total of $43.6 million of professional service fees and other expenses related to the Charter Acquisition. Significant unanticipated expenses associated with integration activities may harm our business, financial condition and results of operations.

Our acquisitions may expose us to significant unanticipated liabilities and could adversely affect our business, financial condition and results of operations.

We may underestimate or fail to discover liabilities relating to acquisitions during our due diligence investigations, and we, as the successor owner of an acquired company, might be responsible for those liabilities. Such liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, tax liabilities, warranty or similar liabilities to customers, product liabilities and personal injury claims, environmental liabilities and claims by or amounts owed to vendors. The indemnification and warranty provisions in our acquisition agreements may not fully protect us from the impact of undiscovered liabilities. Indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. The liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to finance our operating needs and to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or we are not able to fully access credit under the Deutsche Bank Credit Agreement, we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations and expand into new markets.

We intend to pay for future acquisitions using cash, capital stock, notes, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the equity markets and in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to implement fully our business strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may dilute our existing stockholders.

In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. See “—The Deutsche Bank Credit Agreement contains restrictions that may limit our flexibility in operating our business.” below.

Our restructuring activities may subject us to additional uncertainty in our operating results.

We have implemented, and plan to continue to implement, restructuring programs designed to facilitate key strategic initiatives and maintain long-term sustainable growth. As such, we have incurred and expect to continue to incur increased expense relating to restructuring activities both as a result of the Charter Acquisition and within our operations generally. We may not achieve or sustain the anticipated benefits of these programs. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact. We also may not be able to realize the anticipated savings we expect from restructuring activities.

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than we have estimated, which could materially and adversely affect our business, financial condition and results of operations.

Certain subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. For the purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period.

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

If operations at our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, cyber-based attacks, adverse weather conditions, labor disputes or other reasons, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition. We maintain property damage insurance which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.

Our international operations are subject to the laws and regulations of the U.S. and many foreign countries. Failure to comply with these laws may affect our ability to conduct business in certain countries and may affect our financial performance.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K Bribery Act of 2010, and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other applicable anti-bribery laws could have an adverse effect on our business.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. However, we operate in certain countries that are recognized as having governmental and commercial corruption. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

We have done and may continue to do business in countries subject to U.S. sanctions and embargoes, and we may have limited managerial oversight over those activities. Failure to comply with these sanctions and embargoes may result in enforcement or other regulatory actions.

Certain of our independent foreign subsidiaries have conducted and may continue to conduct business in countries subject to U.S. sanctions and embargoes, and we have limited managerial oversight over those activities. Failure to comply properly with these sanctions and embargoes may result in enforcement or other regulatory actions. Specifically, from time to time, certain of our independent foreign subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government and/or the United Nations. In March 2010, our Board of Directors affirmatively prohibited any new sales to Iran by us and all of our foreign subsidiaries. With the exception of the U.S. sanctions against Cuba and Iran, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-U.S.-origin products and services to countries that are or have previously been subject to sanctions and embargoes. However, our U.S. personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are U.S. citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries, including Syria. These constraints may negatively affect the financial or operating performance of such business activities.

Our efforts to comply with U.S. sanction laws and embargoes may not be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not wholly effective. Actual or alleged violations of these laws could result in substantial fines or other sanctions which could result in substantial costs. In addition, Syria, Iran and certain other sanctioned countries currently are identified by the U.S. State Department as state sponsors of terrorism, and recently have been subject to increasingly restrictive sanctions. Because certain of our independent foreign subsidiaries have contact with and transact limited business in certain U.S. sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our shares. In addition, certain U.S. states and municipalities have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as Colfax or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our shares.

One of our foreign subsidiaries made a small number of sales from 2003 through 2007 totaling approximately $60,000 in the aggregate to two customers in Cuba which may have been made in violation of regulations of OFAC. Cuba is also identified by the U.S. State Department as a state sponsor of terrorism. We have submitted a disclosure report to OFAC regarding these transactions. As a result of these sales, we may be subject to fines or other sanctions. Further, during the fiscal year a few of our independently-operated foreign subsidiaries which we acquired in 2012 made the final shipments necessary to wind down four sales agreements involving parties identified in section 560.304 of title 31 of the Code of Federal Regulations, which transactions were conducted in accordance with applicable U.S. and E.U. economic sanctions, statutes and regulations in effect at that time. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure under Section 13(r)(1)(D)(iii) of the Exchange Act.”

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

In the year ended December 31, 2012, we derived approximately 80% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 20 non-U.S. countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

•	economic or political instability;

•	partial or total expropriation of international assets;

•	limitations on ownership or participation in local enterprises;

•	trade protection measures, including tariffs or import-export restrictions;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	labor and employment laws that may or may not be more restrictive than in the U.S.;

•	significant adverse changes in taxation policies or other laws or regulations;

•	difficulties in hiring and maintaining qualified staff; and

•	the disruption of operations from political disturbances, terrorist activities, insurrection or war.

If any of these risks were to materialize, they may have a material adverse effect on our business, financial condition and results of operations.

If our employees represented by trade unions or works councils engage in a strike, work stoppage or other slowdown or if the representation committees responsible for negotiating with such trade unions or works councils are unsuccessful in negotiating new and acceptable agreements when the existing agreements with employees covered by collective bargaining expire, we could experience business disruptions or increased costs.

As of December 31, 2012, approximately 47% of our employees were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 13,500 employees, representing 83% of our worldwide employee base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our employees are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If our employees represented by trade unions or works councils were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs and lost revenue. The representation committees that negotiate with the foreign trade unions or works councils on our behalf may not be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing business is subject to the possibility of product liability lawsuits, which could harm our business.

As the manufacturer of equipment for use in industrial markets, we face an inherent risk of exposure to product liability claims. Our products may not be free from defects. In addition, some of our products contain components manufactured by third parties, which may also have defects. We maintain insurance coverage for product liability claims. The insurance policies have limits, however, that may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

As manufacturers, we are subject to a variety of environmental and health and safety laws for which compliance, or liabilities that arise as a result of noncompliance, could be costly.

Our businesses are subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of: regulated air pollutants; discharges of wastewater and storm water; storage and handling of raw materials; generation, storage, transportation and disposal of regulated wastes; and worker safety. These requirements impose on our businesses certain responsibilities, including the obligation to obtain and maintain various environmental permits. If we were to fail to comply with these requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance. In addition, if our noncompliance with such regulations were to result in a release of hazardous materials to the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

As the present or former owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local laws, regulations and ordinances, and, in some instances, international laws, relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination on, under, or released from such property and for any damage to natural resources resulting from such contamination. Similarly, a generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. In addition, the liability may be joint and several. Moreover, the presence of contamination or the failure to remediate contamination at our properties, or properties for which we are deemed responsible, may expose us to liability for property damage or personal injury, or materially adversely affect our ability to sell our real property interests or to borrow using the real property as collateral. We could be subject to environmental liabilities in the future as a result of historic or current operations that have resulted or will result in contamination. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain and protect our intellectual property rights or challenges to these rights by third parties may affect our operations and financial performance.

The market for many of our products is, in part, dependent upon patent, trademark, copyright and trade secret laws, agreements with employees, customers and other third parties to establish and maintain our intellectual property rights, and the goodwill engendered by our trademarks and trade names. The protection of these intellectual property rights is therefore material to a portion of our businesses. The failure to protect these rights may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. It may be particularly difficult to enforce our intellectual property rights in countries where such rights are not highly developed or protected. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose any proprietary rights we have.

In addition, third parties may claim that we or our customers are infringing upon their intellectual property rights. Claims of intellectual property infringement may subject us to costly and time-consuming defense actions and, should defenses not be successful, may result in the payment of damages, redesign of affected products, entry into settlement or license agreements, or a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products. It is also possible that others will independently develop technology that will compete with our patented or unpatented technology. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

The loss of key leadership could have a material adverse effect on our ability to run our business.

We may be adversely affected if we lose members of our senior leadership. We are highly dependent on our senior leadership team as a result of their expertise in our industry and our business. The loss of key leadership or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our defined benefit pension plans and post-retirement medical and death benefit plans are or may become subject to funding requirements or obligations that could adversely affect our business, financial condition and results of operations.

We operate defined benefit pension plans and post-retirement medical and death benefit plans for our current and former employees worldwide. Each plan's funding position is affected by the investment performance of the plan's investments, changes in the fair value of the plan's assets, the type of investments, the life expectancy of the plan's members, changes in the actuarial assumptions used to value the plan's liabilities, changes in the rate of inflation and interest rates, our financial position, as well as other changes in economic conditions. Furthermore, since a significant proportion of the plans' assets are invested in publicly traded debt and equity securities, they are, and will be, affected by market risks. Any detrimental change in any of the above factors is likely to worsen the funding position of each of the relevant plans, and this is likely to require the plans' sponsoring employers to increase the contributions currently made to the plans to satisfy our obligations. Any requirement to increase the level of contributions currently made could have a material adverse effect on our business, financial condition and results of operations.

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2012, approximately 80% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact the financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

We also face exchange risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we use the U.S dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Although a significant portion of this difference is hedged, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

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

Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. In addition, we may be subject to cyber-based attacks and security breaches, which could result in unauthorized disclosure of confidential information or damage to our information technology networks and systems if our efforts to mitigate or otherwise contain any attacks or breaches are unsuccessful. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We may be subject to risks arising from changes in technology.

The supply chains in which we operate are subject to technological changes and changes in customer requirements. We may not successfully develop new or modified types of products or technologies that may be required by our customers in the future. Further, the development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially adversely affected.

The markets we serve are highly competitive and some of our competitors may have superior resources. If we are unable to respond successfully to this competition, this could reduce our sales and operating margins.

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

Changes in our tax rates or exposure to additional income tax liabilities could adversely affect our financial results.

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income or the repatriation of income held in foreign jurisdictions. Our Cash and cash equivalents as of December 31, 2012 includes $396.5 million held in jurisdictions outside the U.S., which may be subject to tax penalties and other restrictions if repatriated into the U.S. An increase in our effective tax rate could have a material adverse effect on our after-tax results of operations.

In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.

Risks and Other Considerations Related to our Common Stock

The issuances of additional Common and Preferred stock or the resale of previously restricted Common stock may adversely affect the market price of Colfax Common stock.

In connection with the Charter Acquisition, we issued a total of 20,182,293 shares of Colfax Common stock to BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), Mitchell P. Rales, Steven M. Rales and Markel Corporation (collectively, the “Investors”) and 13,877,552 shares of Colfax Series A Preferred Stock, which are initially convertible into an additional 12,173,291 shares of Colfax Common stock, to the BDT Investor. Pursuant to registration rights agreements we entered into with the Investors in January 2012, the Investors and their permitted transferees have registration rights for the resale of the shares of Colfax Common stock acquired as a result of the Charter Acquisition and, with respect to the BDT Investor, shares of Colfax Common stock issuable upon conversion of the Series A Preferred Stock. In April 2012, we filed a prospectus supplement under which the Investors may resell these shares. In addition, Mitchell P. Rales and Steven M. Rales have registration rights for the resale of certain shares of Colfax Common stock pursuant to a 2003 registration rights agreement, as amended. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Colfax Common stock available for public trading. Sales by the BDT Investor, Markel, Mitchell P. Rales or Steven M. Rales or their permitted transferees of a substantial number of shares of Colfax Common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Colfax Common stock.

In March 2012, we sold 9,000,000 shares of newly issued Common stock to underwriters for public resale pursuant to a shelf registration statement. Under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of Colfax Common stock, which, if subsequently issued, could have a further dilutive effect on outstanding Colfax Common stock.

Our Amended and Restated Certificate of Incorporation contains provisions that grant the BDT Investor certain rights which may limit our flexibility in operating our business and structuring our corporate governance.

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

The shares of Colfax Common stock and Series A Preferred Stock owned by the BDT Investor represent approximately 22% of the voting rights in respect of the Company's issued share capital. The Amended and Restated Certificate of Incorporation provides that the BDT Investor's consent is required before we may take certain actions for so long as the BDT Investor and its permitted transferees beneficially own in the aggregate at least 50% of the Series A Preferred Stock issued pursuant to the BDT Purchase Agreement (as discussed above). As a result, the BDT Investor may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The BDT Investor may have interests that diverge from, or even conflict with, those of Colfax and our other stockholders.

The Amended and Restated Certificate of Incorporation also provides that the BDT Investor will have the right to exclusively nominate (1) two out of eleven directors to our Board of Directors so long as the BDT Investor holds at least 20% of the outstanding Colfax Common stock (calculated on a fully diluted basis, assuming conversion of the Series A Preferred Stock at the then-existing conversion price), with one of its nominees to serve on the Audit Committee of our Board of Directors and one of its nominees to serve on the Compensation Committee of our Board of Directors, and (2) one out of ten directors to our Board of Directors so long as the BDT Investor and its permitted transferees beneficially own in the aggregate less than 20% but more than 10% of the outstanding Colfax Common stock (calculated on a fully diluted basis, assuming conversion of the Series A Preferred Stock at the then-existing conversion price), with such nominee to serve on the Audit Committee and the Compensation Committee of our Board of Directors. Further, so long as the BDT Investor and certain permitted transferees beneficially own at least 10% of the Colfax Common stock (calculated on a fully diluted basis, assuming conversion of the Series A Preferred Stock at the then-existing conversion price), the BDT Investor’s written consent is required to alter, amend or repeal the provisions of the Amended and Restated Certificate of Incorporation which sets forth the authorized number of members of our Board and the BDT Investor’s nomination rights in respect of members of our Board.

In addition, the percentage of Colfax Common stock owned by the BDT Investor, Mitchell P. Rales and Steven M. Rales and the governance rights of the BDT Investor could discourage a third party from proposing a change of control or other strategic transaction concerning Colfax.

Provisions in our governing documents and Delaware law may delay or prevent an acquisition of Colfax, which could decrease the value of its shares.

Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain provisions that may make it difficult for a third-party to acquire us without the consent of our Board of Directors. These provisions include prohibiting stockholders from taking action by written consent, prohibiting special meetings of stockholders called by stockholders and prohibiting stockholder nominations and approvals without complying with specific advance notice requirements. In addition, our Board of Directors has the right to issue Preferred stock without stockholder approval, which our Board of Directors could use to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of Colfax. Delaware law also imposes some restrictions on mergers and other business combinations between Colfax and any holder of 15% or more of its outstanding voting stock. Although the BDT Investor holds more than 20% of our outstanding voting stock, this provision of Delaware law does not apply to it.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Fulton, Maryland in a facility that we lease. As of December 31, 2012, our gas- and fluid-handling reportable segment had 7 principal production facilities in the U.S. representing approximately 760,000 and 36,000 square feet of owned and leased space, respectively, and 29 principal production facilities in 13 different countries in Asia, Europe, Central and South America, Australia, and South Africa. Additionally, our fabrication technology operating segment has a total of 4 production facilities in the U.S., representing a total of 1.3 million square feet of owned space and 27 outside the U.S., representing a total of 8.1 million and 1.2 million square feet of owned and leased facilities, respectively, in over 13 countries in Central and Eastern Europe, Central and South America and Asia.

Item 3. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 16, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position
Steven E. Simms	57	President and Chief Executive Officer and Director, Colfax Corporation
C. Scott Brannan	54	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Clay H. Kiefaber	57	Executive Vice President, Chief Executive Officer, ESAB Global and Director, Colfax Corporation
Ian Brander	51	Chief Executive Officer, Howden
William E. Roller	50	Executive Vice President, Colfax Fluid Handling
Lynn Clark	55	Senior Vice President, Global Human Resources
Daniel A. Pryor	44	Senior Vice President, Strategy and Business Development
A. Lynne Puckett	50	Senior Vice President, General Counsel and Secretary
Stephen J. Wittig	50	Senior Vice President, Colfax Business System and Supply Chain Strategy

Steven E. Simms has been President and Chief Executive Officer since April 2012. He has served as a Director of Colfax since July 2011. Mr. Simms also served as Chairman of the Board of Directors of Apex Tools and is a former Executive Vice President of Danaher Corporation.  Mr. Simms held a variety of leadership roles during his 11-year career at Danaher. He became Executive Vice President in 2000 and served in that role through his retirement in 2007, during which time he was instrumental in Danaher’s international growth and success. He previously served as Vice President–Group Executive from 1998 to 2000 and as an executive in Danaher’s tools and components business from 1996 to 1998. Prior to joining Danaher, Mr. Simms held roles of increasing authority at Black & Decker Corporation, most notably President–European Operations and President–Worldwide Accessories.  Mr. Simms started his career at the Quaker Oats Company where he held a number of brand management roles. He currently serves as a member of the Board of Trustees of The Boys’ Latin School of Maryland and is actively involved in a number of other educational and charitable organizations in the Baltimore area.

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

Clay H. Kiefaber is Executive Vice President‚ Chief Executive Officer ESAB Global and a Director of Colfax Corporation. Mr. Kiefaber has served on the Colfax Board of Directors since the Company’s IPO in 2008 and was previously the President and Chief Executive Officer of Colfax from January 2010 through April 2012. Before joining Colfax‚ he spent nearly 20 years in increasingly senior executive positions at Masco Corporation. Most recently‚ he was a Group President‚ where he was responsible for a $2.8 billion group of architectural coatings‚ windows‚ and spa business units. Prior to becoming a Group President at Masco‚ Mr. Kiefaber was Group Vice President of Masco Builder Cabinet Group. He previously spent 14 years in increasingly senior positions in Masco’s Merillat Industries subsidiary. Mr. Kiefaber holds an M.B.A. degree from the University of Colorado and a B.A. degree from Miami University.

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

William E. Roller has served as our Executive Vice President, Colfax Fluid Handling since November 2010. He most recently served as Executive Vice President‚ Colfax Americas and was responsible for Colfax’s business in the Americas as well as the global oil & gas and defense solutions organizations. He joined Colfax in 1999 as General Manager‚ Imo Pump. In addition to Imo Pump‚ he managed Zenith Pump‚ LSC and Baric Group upon the acquisition of those businesses. He joined Colfax from Precision Auto Care‚ Inc. where he was Senior Vice President of Manufacturing and Distribution for 2 years. From 1991 until 1997‚ Mr. Roller worked for AMF Industries in several increasingly responsible manufacturing roles. Previous to AMF‚ he spent 4 years with FMC Corporation in various manufacturing roles. Mr. Roller is a graduate of the Virginia Polytechnic Institute and State University‚ with a B.S. in Chemical Engineering and an M.B.A. from the University of Virginia Darden School.

Lynn Clark joined Colfax Corporation in 2013 as Senior Vice President, Global Human Resources. Prior to joining Colfax, she served as senior vice president, global human resources for Mead Johnson Nutrition. Her experience includes extensive work at the board and operating levels, broad human resources leadership capabilities, talent management, organization design and development and M&A. Ms. Clark held roles of increasing responsibility at Bristol-Myers Squibb from 2001 to 2009, and was with Lucent Technologies and Allied Signal Corporation, leading executive development and then serving as human resources leader for headquarters functions between 1993 and 2001. Prior to transferring into human resources, she worked for 15 years in sales and marketing, most recently as a general manager for Drake Beam Morin – a global consulting firm in employee development, retention and transition – in Richmond, Virginia. Ms. Clark started her career as a career counselor at George Washington University in Washington, DC. Ms. Clark has a bachelor of science in education and a master of science in college student personnel from Bowling Green University in Ohio.

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

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 4, 2013, there were approximately 18,916 holders of record of our Common stock. The high and low sales prices per share of our Common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	Year Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$37.64	$27.61	$23.50	$17.79
Second Quarter	$35.56	$26.01	$25.34	$20.46
Third Quarter	$36.79	$24.43	$28.75	$20.10
Fourth Quarter	$40.52	$33.14	$32.69	$17.90

We have not paid any dividends on our Common stock since inception, and we do not anticipate the declaration or payment of dividends at any time in the foreseeable future. The Deutsche Bank Credit Agreement (as defined and further discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) limits the amount of cash dividends and Common stock repurchases the Company may make to a total of $50 million annually.

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

Issuer Purchase of Equity Securities

There were no Common stock repurchases during 2012, 2011 or 2010.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2012(1)	2011(2)	2010(3)	2009 (4)	2008(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,913,856	$693,392	$541,987	$525,024	$604,854
Cost of sales	2,761,731	453,293	350,579	339,237	387,667
Gross profit	1,152,125	240,099	191,408	185,787	217,187
Selling, general and administrative expense	895,452	162,761	133,507	116,240	125,190
Initial public offering-related cost	—	—	—	—	57,017
Charter acquisition-related expense	43,617	31,052	—	—	—
Restructuring and other related charges	60,060	9,680	10,323	18,175	—
Asbestos coverage litigation expense	12,987	10,700	13,206	11,742	17,162
Operating income	140,009	25,906	34,372	39,630	17,818
Interest expense	91,570	5,919	6,684	7,212	11,822
Provision for income taxes	90,703	15,432	11,473	8,621	5,465
Net (loss) income	(42,264)	4,555	16,215	23,797	531
Less: income attributable to noncontrolling interest, net of taxes	22,138	—	—	—	—
Dividends on preferred stock	18,951	—	—	—	3,492
Net (loss) income available to Colfax Corporation common shareholders	$(83,353)	$4,555	$16,215	$23,797	$(2,961)
Net (loss) income per share—basic and diluted	$(0.92)	$0.10	$0.37	$0.55	$(0.08)

Balance Sheet Data:
Cash and cash equivalents	$482,449	$75,108	$60,542	$49,963	$28,762
Goodwill and Intangible assets, net	2,853,279	245,873	200,636	175,370	175,210
Total assets	6,129,727	1,088,543	1,022,077	1,006,301	907,550
Total debt, including current portion	1,728,311	111,518	82,500	91,485	97,121

__________

(1)	During 2012, we completed the acquisitions of Charter, Soldex and Co-Vent and increased our ownership of ESAB India Limited (“ESAB India”) and CJSC Sibes. The Charter Acquisition transformed Colfax from a fluid-handling business into a multi-platform enterprise with a strong global footprint, which makes financial comparison to previous periods difficult. Additionally, in conjunction with the Charter Acquisition in January 2012, we refinanced our Debt and sold newly issued Common stock and Series A Preferred Stock. See Part I, Item 1. “Business,” Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

(2)	During 2011, we completed the acquisitions of Rosscor and COT-Puritech in February and December, respectively. See Part I, Item 1. “Business” and Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(3)	In August 2010, we acquired Baric. See Part I, Item 1. “Business” and Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)	In August 2009, we acquired PD Technik for $1.3 million, net of cash acquired. See Part I, Item 1. “Business” in this Form 10-K for additional information.

(5)	In May 2008, we refinanced our Debt in conjunction with our initial public offering.

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

The following MD&A should be read together with Item 6. “Selected Financial Data,” Part I, Item 1A. “Risk Factors” and the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-K. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

Overview

Please see Part I, Item 1. “Business” for a discussion of Colfax’s objectives and methodologies for delivering shareholder value. Upon the closing of the Charter Acquisition, we changed the composition of our reportable segments to reflect the changes in our internal organization resulting from the integration of the acquired businesses. We now report our operations through the following reportable segments:

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

Colfax has a global geographic footprint, with production facilities in Europe, North America, South America, Asia, Australia and Africa. Through our reportable segments, we serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified and includes commercial, industrial and government customers.

We employ a comprehensive set of tools that we refer to as CBS. CBS, modeled on the Danaher Business System, is our business management system. It is a repeatable, teachable process that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. CBS provides the tools and techniques to ensure that we are continuously improving our ability to meet or exceed customer requirements on a consistent basis.

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

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents operating income (loss) before Restructuring and other related charges.

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

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2012, approximately 83% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, the expansion of market opportunities in Asia, successfully completing global strategic acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 80% for the year ended December 31, 2012 is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Economic Conditions

Demand for our products depends on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. While demand can be cyclical, we believe the Charter Acquisition has diversified our operations and limits the impact of a downturn in any one market on our consolidated results.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

Pricing

We believe our customers place a premium on quality, reliability, availability, design and application engineering support. Our highly engineered gas and fluid-handling products typically have higher margins than products with commodity-like qualities. However, we are sensitive to price movements in our raw materials supply base. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material price increases on to our customers. While we seek to take actions to manage this risk, including commodity hedging where appropriate, such increased costs may adversely impact earnings.

Sales and Cost Mix

Our profit margins vary in relation to the relative mix of many factors, including the type of product, the geographic location in which the product is manufactured, the end market for which the product is designed, and the percentage of total revenue represented by consumables and aftermarket sales and services. Consumables are generally sold at lower margins in comparison to our foremarket products and equipment, whereas our aftermarket business, including spare parts and other value added services, is generally a higher margin business. During 2012, our mix of consumables and aftermarket products and services was significantly impacted by the Charter Acquisition.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2012	2011	2010

Foremarket and equipment	45%	78%	76%
Aftermarket and consumables	55%	22%	24%

Strategic Acquisitions

We complement our organic growth with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the gas- and fluid-handling segment, where this information is relevant. The discussion of Net sales, orders and order backlog for 2012 in comparison to 2011 is a proforma comparison that includes the operations acquired in the Charter Acquisition for the comparable period of the prior year, which excludes the first 12 days of each annual period presented. The change in Net sales due to acquisitions represents the change in sales due to the following acquisitions by both Colfax and Charter:

On October 31, 2012, the Company completed the acquisition of approximately 91% of the outstanding common and investment shares of Soldex for approximately $186.1 million (the “Soldex Acquisition”). Soldex is organized under the laws of Peru and complements our existing fabrication technology segment by supplying welding products from its plants in Colombia and Peru.

On September 13, 2012, Colfax completed the acquisition of the Co-Vent for $34.6 million. Co-Vent specializes in the custom design, manufacture, and testing of industrial fans, with its primary operations based in Quebec, Canada. As a result of this acquisition, Colfax has expanded its product offerings in the industrial fan market.

In May 2012, Colfax acquired the remaining 83.7% of Sibes not already owned by its ESAB business for approximately $8.5 million, including the assumption of debt. Sibes is a leading supplier of welding electrodes to customers in Eastern Russia and strengthens ESAB’s position in the attractive Russian welding consumables market, particularly in the energy and natural resources end markets.

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

On August 19, 2010, Colfax completed the acquisition of Baric, a supplier of highly engineered fluid-handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom.

Sales, Orders and Backlog

For 2012, our consolidated Net sales increased from proforma net sales of $3.8 billion in 2011 to $3.9 billion (which excludes operations acquired in the Charter Acquisition for the first 12 days of each annual period presented). The following tables present components of our proforma consolidated Net sales and, for our gas- and fluid-handling segment, proforma order and backlog growth:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
Proforma as of and for the year ended December 31, 2011	$3,839.1		$1,924.6		$1,288.3
Components of Change:
Existing businesses(2)	202.2	5.3%	54.0	2.8%	117.5	9.1%
Acquisitions(3)	86.5	2.2%	100.4	5.2%	9.4	0.7%
Foreign currency translation(4)	(213.9)	(5.6)%	(83.0)	(4.3)%	(33.8)	(2.6)%
	74.8	1.9%	71.4	3.7%	93.1	7.2%
As of and for the year ended December 31, 2012	$3,913.9		$1,996.0		$1,381.4

__________

(1)	Represents contracts for products or services, net of cancellations for the period.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of acquisitions.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

The proforma increase in Net sales from existing businesses in 2012 was attributable to increases of $161.5 million and $40.7 million in our gas- and fluid-handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during 2012 in comparison to 2011 primarily due to growth in the power generation and mining end markets.

The following tables present components of our Net sales order and backlog growth for 2011:

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

Net sales from existing businesses increased by $48.8 million, or 9.0%, during 2011 compared to 2010 due to an increase in demand in all end markets, except defense. The timing of sales and orders to customers in our defense end market, which we began including with marine end market sales and orders in 2012, vary from period to period due to the timing of specific ship programs. Net sales were positively impacted by the changes in foreign exchange rates during 2011 in comparison to 2010.

Orders, net of cancellations, from existing businesses increased during 2011 in comparison to 2010 due to increased demand in all end markets, except defense. Additionally, we experienced a decline in commercial marine order cancellations from $16.4 million during 2010 to $6.1 million in 2011 primarily due to the impact of improved economic conditions.

Segments

As discussed further above, the Company now reports results in two reportable segments: gas and fluid handling and fabrication technology. The following tables summarize Net sales by reportable segment for each of the following periods:

	Year Ended December 31,
		Proforma
	2012	2011
	(In millions)
Gas and Fluid Handling	$1,901.2	$1,757.1
Fabrication Technology	2,012.7	2,082.0
Total Net sales	$3,913.9	$3,839.1

The sales comparisons discussed above, for 2012 in comparison to 2011, are on a proforma basis (which excludes operations acquired in the Charter Acquisition for the first 12 days of each annual period presented). Sales comparisons for 2011 in comparison to 2010 represent the Net sales reported by Colfax for those periods as a proforma comparison is not considered meaningful for those periods. Further, cost information for Charter, ESAB and Howden is not available for 2011 under the presentation required by the Exchange Act and, as such, proforma discussions are limited to sales.

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

The following table summarizes the selected financial data for our gas- and fluid-handling segment:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Net sales	$1,901.2	$693.4	$542.0
Gross profit	567.1	240.1	191.4
Gross profit margin	29.8%	34.6%	35.3%
Restructuring and other related charges	$8.7	$8.6	$5.8
Selling, general and administrative expense	412.6	142.7	112.8
Selling, general and administrative expense as a percentage of Net sales	21.7%	20.6%	20.8%
Asbestos coverage litigation expense	$13.0	$10.7	$13.2
Segment operating income	141.5	86.7	65.4
Segment operating income margin	7.4%	12.5%	12.1%

Year over year fluctuations for 2012 in comparison to 2011 for selected financial data are primarily due to the addition of the Howden operations. The $161.5 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2012 in comparison to 2011 was primarily due to growth in all end markets, except marine. Additionally, $56.6 million of acquisition-related amortization expense and $15.1 million increased recurring intangible amortization expense in comparison to 2011 is reflected in Selling, general and administrative expense for 2012.

As further discussed above, Net sales increased by $151.4 million, or 27.9%, during 2011 compared to 2010 due to an increase in demand in all end markets, except defense. Gross profit margin for 2011 decreased compared to 2010 primarily due to lower gross margin associated with the foremarket sales of Rosscor and Baric during the period, partially offset by positive leverage of fixed costs given substantially higher sales volume in 2011. The acquisitions of Rosscor and Baric contributed $15.8 million to the increase in Selling, general and administrative expense during 2011. Additionally, asbestos liability and defense costs increased by $4.4 million during 2011 compared to 2010.

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

The following table summarizes the selected financial data for our fabrication technology segment:

Year Ended December 31. 2012
(Dollars in millions)
Net sales	$2,012.7
Gross profit	585.1
Gross profit margin	29.1%
Restructuring and other related charges	$45.2
Selling, general and administrative expense	444.9
Selling, general and administrative expense as a percentage of Net sales	22.1%
Segment operating income	$140.2
Segment operating income margin	7.0%

The $40.7 million sales growth due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2012 in comparison to 2011 was primarily due to increased consumable and equipment sales in the Americas, Russia and the Middle East. Year over year comparison of the other selected financial data above is not practical, as further discussed above. Additionally, Gross profit and gross profit margin for 2012 were negatively impacted by acquisition-related inventory step-up expense of $18.7 million.

Gross Profit- Total Company

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Gross profit	$1,152.1	$240.1	$191.4
Gross profit margin	29.4%	34.6%	35.3%

The $912.0 million increase in Gross profit during 2012 in comparison to 2011 was attributable to increases of $585.1 million in our fabrication technology segment and $326.9 million in our gas- and fluid-handling segment, which were primarily due to the Charter Acquisition.

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

Operating Expenses - Total Company

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Selling, general and administrative expense	$895.5	$162.8	$133.5
Selling, general and administrative expense as a percentage of Net sales	22.9%	23.5%	24.6%
Charter acquisition-related expense	$43.6	$31.1	$—
Restructuring and other related charges	60.1	9.7	10.3
Asbestos coverage litigation expense	13.0	10.7	13.2

Selling, general and administrative expense increased $732.7 million during 2012 in comparison to 2011 primarily due to the Charter Acquisition. The decrease in Selling, general and administrative expense as a percentage of Net sales during 2012 in comparison to 2011 resulted primarily from the benefit of higher sales volumes and efforts to reduce costs partially offset by $77.3 million of higher intangible amortization expense. During 2012, we incurred $12.5 million of increased advisory, legal, valuation and other professional service fees and losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition in comparison to 2011.

Restructuring and other related charges increased significantly during 2012 in comparison to the comparable period of 2011, primarily as a result of the substantial cost reduction programs under way in the fabrication technology segment.

Selling, general and administrative expense increased $29.3 million during 2011 in comparison to 2010, $15.8 million of which resulted from the acquisitions of Rosscor, Baric and COT-Puritech. Selling, general and administrative expense from existing businesses increased primarily due to higher selling and commission costs and higher corporate overhead including the operation of two offices during the transition of our corporate headquarters to Maryland. Additionally, asbestos liability and defense costs increased by $4.3 million during 2011 compared to 2010 primarily due to a $2.1 million provision related to a court judgment received for one of our subsidiaries’ litigation against a number of its insurers and former parent, a $1.8 million pre-tax charge because of a statistically significant increase in mesothelioma claims had occurred and was expected to continue to occur related to one of our subsidiaries and a $0.7 million pre-tax charge resulting from higher settlement values per mesothelioma claim in a specific region related to another subsidiary. The decrease in Selling, general and administrative expense as a percentage of Net sales during 2011 in comparison to 2010 resulted primarily from higher sales volumes.

Interest Expense - Total Company

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Interest expense	$91.6	$5.9	$6.7

The increase in Interest expense during 2012 in comparison to 2011 was attributable to interest on the financing related to the Charter Acquisition. See “—Liquidity and Capital Resources—Borrowing Arrangements” below for additional discussion.

Provision for Income Taxes

During 2012, Income before income taxes was $48.4 million and the Provision for income taxes was $90.7 million. The provision was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in our valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in a non-cash increase in the Provision for income taxes for 2012 of $50.3 million. In addition, $43.6 million of Charter acquisition-related expense and increased corporate overhead and Interest expense reflected in the Consolidated Statement of Operations are either non-deductible or were incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of the Provision for income taxes being significantly higher than the tax provision which would result from the application of the U.S. federal statutory rate.

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

On January 24, 2012, we sold 2,170,139 shares of newly issued Colfax Common stock to each of Mitchell P. Rales and Steven M. Rales and 1,085,070 shares of newly issued Colfax Common stock to Markel Corporation (“Markel”) at $23.04 per share, for an aggregate of $125 million pursuant to separate securities purchase agreements with Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales, each of whom were beneficial owners of 20.9% of Colfax’s Common stock at the time of the sale, and Markel. Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel.

Consideration paid to Charter shareholders included 0.1241 shares of newly issued Colfax Common stock in exchange for each share of Charter’s ordinary stock, which resulted in the issuance of 20,735,493 shares of Common stock on January 24, 2012.

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.7 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during 2012.

On March 5, 2012, we sold 8,000,000 shares of newly issued Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $272 million. Further, on March 9, 2012, the underwriters of the March 5, 2012 equity offering exercised their over-allotment option and we sold an additional 1,000,000 shares of newly issued Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $34 million. In conjunction with these issuances, we recognized $12.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during 2012.

Borrowing Arrangements

We entered into the Deutsche Bank Credit Agreement on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and we terminated our Bank of America Credit Agreement (defined and further discussed below) as well as Charter’s outstanding indebtedness. The Deutsche Bank Credit Agreement has four tranches of term loans: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a €157.6 million term A-3 facility and (iv) a $900 million term B facility. In addition, the Deutsche Bank Credit Agreement has two revolving credit sub-facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or EURIBOR plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 to 50 basis points, determined by our leverage ratio. Additionally, as of December 31, 2012, there was an original issue discount of $55.4 million and deferred financing fees of $8.5 million, which will be accreted to Interest expense primarily using the effective interest method. As of December 31, 2012, the weighted-average interest rate on outstanding borrowings under the Deutsche Bank Credit Agreement was 3.93% and there was $291.9 million available under the Revolver, including $191.9 million available under the letter of credit sub-facility.

As of December 31, 2011, we were party to a credit agreement (the “Bank of America Credit Agreement”), led and administered by Bank of America, which included a senior secured revolving credit facility and a term credit facility. Upon the early termination of the Bank of America Credit Agreement, we incurred a total pre-tax charge of $1.5 million in 2012, which includes the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss for the related interest rate swap.

In connection with the Deutsche Bank Credit Agreement, we have pledged substantially all of our domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to our U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed our obligations on borrowings of one of our European subsidiaries, as well as pledged substantially all of their assets for such borrowings of this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting our ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring us to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.0 to 1.0, measured at the end of each quarter, through 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in 2013 until it reaches 3.0 to 1.0 for 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2012. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2012, we had $482.4 million of Cash and cash equivalents, an increase of $407.3 million from $75.1 million as of December 31, 2011. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net cash provided by operating activities	$164.3	$57.2	$62.0

Purchases of fixed assets, net	(83.2)	(13.7)	(12.4)
Acquisitions, net of cash received	(1,859.6)	(56.3)	(28.0)
Other sources, net	1.8	—	—
Net cash used in investing activities	(1,941.0)	(70.0)	(40.4)

Proceeds from (repayments of) borrowings, net	1,159.8	29.0	(8.8)
Proceeds from issuance of common stock, net	756.8	3.7	0.9
Proceeds from issuance of preferred stock, net	333.0	—	—
ESAB India repurchase of additional noncontrolling interest	(29.3)	—	—
Other sources (uses), net	(27.4)	—	(0.1)
Net cash provided by (used in) financing activities	2,192.9	32.7	(8.0)

Effect of exchange rates on Cash and cash equivalents	(8.9)	(5.3)	(3.0)

Increase in Cash and cash equivalents	$407.3	$14.6	$10.6

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•	Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $24.7 million, $7.9 million and $11.4 million for asbestos-related costs paid, net of insurance settlements received during 2012, 2011 and 2010, respectively.

•	Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2012, 2011 and 2010, cash contributions for defined benefit and other post-employment benefit plans were $61.2 million, $9.3 million and $12.1 million, respectively. Contributions for 2012 include $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of the financing of the Charter Acquisition.

•	During 2012, 2011 and 2010, cash payments of $45.1 million, $6.8 million and $16.3 million, respectively were made related to our restructuring initiatives. Additionally, during 2012 and 2011 cash payments of approximately $46.1 million and $1.6 million, respectively, were made for advisory, legal, valuation and other professional service fees related to the Charter Acquisition.

•	Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During 2012, net working capital decreased, primarily due to a decrease in inventory and an increase in payable levels, which increased our cash flows from operating activities by $78.3 million, a significant contributor to 2012 cash flows from operating activities. During 2011, net working capital increased, primarily due to an increase in receivables, which reduced our cash flows from operating activities. A decrease in net working capital, primarily as a result of a decrease in Inventories, net, positively impacted cash flows from operating activities during 2010.

There were significant cash outflows from investing activities associated with the Charter Acquisition in 2012. The cash cost of the Charter Acquisition, net of cash acquired, was approximately $1.7 billion. During 2011, the acquisitions of Rosscor and COT-Puritech resulted in net cash outflows of $56.3 million. During 2010, we had cash outflows of $28.0 million related to the acquisition of Baric. Capital expenditures for 2012 of $83.6 million were significantly higher than $14.8 million and $12.5 million used in 2011 and 2010, respectively, due to the much larger scale of our operations in 2012.

Cash flows from financing activities in 2012 were also significantly impacted by the Charter Acquisition. As discussed above under “—Equity Capital,” we raised $805.0 million of cash from sales of our equity securities to the BDT Investor, Steven and Mitchell Rales and Markel in January 2012, and $293.4 million in a primary offering settled in March 2012. Also, as further discussed above under “—Borrowing Arrangements,” we borrowed approximately $1.7 billion of term loans, $70.3 million of which was repaid in 2012. The additional payment of borrowings under term loans of $455 million primarily represents the repayment of borrowings under our Bank of America Credit Agreement, in conjunction with the financing of the Charter Acquisition. We also made cash payments for preferred stock dividends of $17.4 million.

Our cash flows from financing activities during 2012 were also impacted by a $29.3 million acquisition of shares in ESAB India Limited, a publicly traded, less than wholly owned subsidiary in which the Company acquired a controlling interest in the Charter Acquisition. This acquisition of shares was pursuant to a statutorily mandated tender offer triggered as a result of the Charter Acquisition.

Cash flows from financing activities during 2011 included net borrowings of $29.0 million, which were primarily related to the acquisitions of Rosscor and COT-Puritech.

See “—Borrowing Arrangements” above for additional information regarding our outstanding indebtedness as of December 31, 2012.

Our Cash and cash equivalents as of December 31, 2012 includes $396.5 million held in jurisdictions outside the U.S., which may be subject to tax penalties and other restrictions if repatriated into the U.S.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2012.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$34.8	$204.9	$673.3	$870.7	$1,783.7
Interest payments on debt(1)	69.8	131.7	153.3	50.8	405.6
Operating leases	30.2	37.5	17.1	40.9	125.7
Capital leases	31.6	2.3	—	—	33.9
Purchase obligations(2)	359.8	20.1	0.3	0.4	380.6
Total	$526.2	$396.5	$844.0	$962.8	$2,729.5

__________

(1)	Variable interest payments are estimated using a static rate of 3.93%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have cash funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2012, which are estimated to be approximately $51.8 million for the year ended December 31, 2013. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements other than outstanding letters of credit of $338.1 million and $59.7 million of bank guarantees at December 31, 2012 and $125.7 million of future operating lease payments.

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

Disclosure under Section 13(r)(1)(D)(iii) of the Exchange Act

During the fiscal year, a few of our independently operated foreign subsidiaries which we acquired in 2012 made the final shipments necessary to wind down four sales agreements involving parties identified in section 560.304 of title 31 of the Code of Federal Regulations. These foreign subsidiaries entered into the original sales agreements in the years before we acquired them. The shipments were made as part of our foreign subsidiaries’ voluntary withdrawal from the Iranian market, which was implemented as part of the foreign subsidiaries’ integration into our comprehensive international trade compliance program, which prohibits sales to Iran.

The transactions were conducted in accordance with economic sanctions statutes and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls, other U.S. statutes restricting trade with Iran, and with applicable local laws in Europe. As part of our effort to ensure our compliance with U.S. sanctions, the Company consulted with U.S. government personnel who administer certain Iranian sanctions prior to some of the shipments. The transactions did not involve U.S.-origin content and U.S. persons did not control, approve, facilitate or otherwise participate in the transactions. In addition, our foreign subsidiaries requested and obtained the required authorizations under local export control laws in Europe to complete the transactions. The gross revenue for each shipment was $653,718, $1,499,400, $2,527,797, and $5,524,525, with profit margins of 23.6% and 20.4% on the first two shipments and losses on the remaining two shipments. Colfax is committed to continuing to comply fully with all U.S. economic sanctions. As part of that commitment, all of the Company’s foreign subsidiaries have voluntarily withdrawn from selling into the Iranian market. As a result, neither Colfax nor any of its foreign subsidiaries intend to conduct any future shipments to Iran.

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

Asbestos Liabilities and Insurance Assets

Certain subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy.

We have projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts. This methodology is based upon risk equations, exposed population estimates, mortality rates, and other demographic statistics. In applying the Nicholson methodology for each subsidiary we performed: (1) an analysis of the estimated population likely to have been exposed or claim to have been exposed to products manufactured by the subsidiaries based upon national studies undertaken of the population of workers believed to have been exposed to asbestos; (2) a review of epidemiological and demographic studies to estimate the number of potentially exposed people that would be likely to develop asbestos-related diseases in each year; (3) an analysis of the subsidiaries’ recent claims history to estimate likely filing rates for these diseases and (4) an analysis of the historical asbestos liability costs to develop average values, which vary by disease type, jurisdiction and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims. Our projections, based upon the Nicholson methodology, estimate both claims and the estimated cash outflows related to the resolution of such claims for periods up to and including the endpoint of asbestos studies referred to in item (2) above. It is our policy to record a liability for asbestos-related liability costs for the longest period of time that we can reasonably estimate. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years.

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

As of December 31, 2012, we had total asbestos liabilities, including current portion, of $434.0 million and total asbestos insurance assets, including current portion, of $394.8 million. See Note 16, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements for additional information regarding our asbestos liabilities and insurance assets.

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

The analyses performed as of September 29, 2012, October 1, 2011 and October 2, 2010 indicated no impairment to be present. However, actual results could differ from our estimates and projections, which would affect the assessment of impairment. As of December 31, 2012, we have Goodwill of $2.1 billion that is subject to at least annual review of impairment. See Note 7, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

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

During 2012, the valuation allowance increased from $79.9 million to $372.0 million. The acquired Charter businesses operate in certain territories which have not historically been profitable or profitability is not expected in the near term. As such, valuation allowances were established in the initial accounts where realization of deferred tax assets was not more likely than not. For Colfax, certain deferred tax assets existing at the date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in a $50.3 million increase in the Company’s valuation allowance to provide full valuation allowance against U.S. deferred tax assets.

In 2012, additional losses were recorded in territories, including the U.S., where full valuation allowances were established at the time of the Charter Acquisition. The more likely than not realization standard was applied to these additional deferred tax assets and a full valuation allowance was provided.

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that effect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes in the Consolidated Statements of Operations. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties were $84.2 million as of December 31, 2012 and are included in Other liabilities in the accompanying Consolidated Balance Sheet.

Revenue Recognition

We recognize revenue and costs from product sales under the completed contract method when all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectibility is probable. Product delivery occurs when title and risk of loss transfer to the customer. Our shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the sales price for the products sold. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement.

We recognize revenue and cost of sales on gas-handling construction projects using the “percentage of completion method” in accordance with U.S. GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of December 31, 2012, there were $97.1 million of revenues in excess of billings and $178.3 million of billings in excess of revenues on construction contracts in the Consolidated Balance Sheet.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $16.5 million and $2.6 million as of December 31, 2012 and 2011, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, all of our borrowings as of December 31, 2012 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% would have increased Interest expense by approximately $17.8 million during 2012.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2012, approximately 80% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations, as discussed above, in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The €157.6 million term A-3 facility under the Deutsche Bank Credit Agreement (the “Term Loan A-3”), discussed above, provides a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Term Loan A-3, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2012 (net of the translation effect of our Term Loan A-3) would result in a reduction in Equity of approximately $120 million.

We also face exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we use the U.S dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Although a significant portion of this difference is hedged, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, assets and liabilities in our Consolidated Financial Statements.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2012, we had no open commodity futures contracts.

See Note 14, “Financial Instruments and Fair Value Measurements” in our Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding our derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Colfax Corporation

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Colfax Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting listed in the Index at Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Charter and Soldex, which are included in the 2012 consolidated financial statements of Colfax Corporation and collectively constituted 81% and 86% of total and net assets, respectively, as of December 31, 2012 and 83% of net sales for the year then ended. Our audit of internal control over financial reporting of Colfax Corporation also did not include an evaluation of the internal control over financial reporting of Charter and Soldex.

In our opinion, Colfax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Colfax Corporation and our report dated February 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 18, 2013

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 18, 2013

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Net sales	$3,913,856	$693,392	$541,987
Cost of sales	2,761,731	453,293	350,579
Gross profit	1,152,125	240,099	191,408
Selling, general and administrative expense	895,452	162,761	133,507
Charter acquisition-related expense	43,617	31,052	—
Restructuring and other related charges	60,060	9,680	10,323
Asbestos coverage litigation expense	12,987	10,700	13,206
Operating income	140,009	25,906	34,372
Interest expense	91,570	5,919	6,684
Income before income taxes	48,439	19,987	27,688
Provision for income taxes	90,703	15,432	11,473
Net (loss) income	(42,264)	4,555	16,215
Less: income attributable to noncontrolling interest, net of taxes	22,138	—	—
Net (loss) income attributable to Colfax Corporation	(64,402)	4,555	16,215
Dividends on preferred stock	18,951	—	—
Net (loss) income available to Colfax Corporation common shareholders	$(83,353)	$4,555	$16,215
Net (loss) income per share – basic and diluted	$(0.92)	$0.10	$0.37

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income attributable to Colfax Corporation	$(64,402)	$4,555	$16,215
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(304), $(18), and $(1,224)	117,703	(11,465)	(8,260)
Unrealized loss on hedging activities, net of tax of $632, $0, and $0	(4,008)	(161)	(1,201)
Changes in unrecognized pension and other post-retirement benefits cost, net of tax of $(5,835), $(654), and $(1,717)	(91,495)	(34,291)	(18,690)
Amounts reclassified to net (loss) income:
Realized loss on hedging activities, net of tax of $0, $0, and $0	471	1,479	2,447
Pension and other post-retirement benefit cost, net of tax of $256, $114, and $89	8,557	4,160	4,986
Other comprehensive income (loss)	31,228	(40,278)	(20,718)
Less: other comprehensive income attributable to noncontrolling interest, net of tax of $0, $0 and $0	4,385	—	—
Other comprehensive income (loss) attributable to Colfax Corporation	26,843	(40,278)	(20,718)
Comprehensive loss attributable to Colfax Corporation common shareholders	$(37,559)	$(35,723)	$(4,503)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$482,449	$75,108
Trade receivables, less allowance for doubtful accounts of $16,464 and $2,578	873,382	117,475
Inventories, net	493,649	56,136
Other current assets	281,302	102,489
Total current assets	2,130,782	351,208
Property, plant and equipment, net	688,570	90,939
Goodwill	2,074,230	204,844
Intangible assets, net	779,049	41,029
Other assets	457,096	400,523
Total assets	$6,129,727	$1,088,543

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$34,799	$10,000
Accounts payable	699,626	54,035
Accrued liabilities	441,033	176,007
Total current liabilities	1,175,458	240,042
Long-term debt, less current portion	1,693,512	101,518
Other liabilities	1,104,471	557,708
Total liabilities	3,973,441	899,268
Equity:
Preferred stock, $0.001 par value; 20,000,000 and 10,000,000 shares authorized; 13,877,552 and none issued and outstanding	14	—
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized; 94,067,418 and 43,697,570 issued and outstanding	94	44
Additional paid-in capital	2,197,694	415,527
Accumulated deficit	(138,856)	(55,503)
Accumulated other comprehensive loss	(146,594)	(170,793)
Total Colfax Corporation equity	1,912,352	189,275
Noncontrolling interest	243,934	—
Total equity	2,156,286	189,275
Total liabilities and equity	$6,129,727	$1,088,543

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share amounts and as noted)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Loss	Interest	Total
Balance at January 1, 2010	43,413,553	$43	—	$—	$402,852	$(76,273)	$(109,797)	$—	$216,825
Net (loss) income	—	—	—	—	—	16,215	—	—	16,215
Other comprehensive income (loss)	—	—	—	—	—	—	(20,718)	—	(20,718)
Common stock-based award activity	—	—	—	—	4,049	—	—	—	4,049
Balance at December 31, 2010	43,413,553	$43	—	$—	$406,901	$(60,058)	$(130,515)	$—	$216,371
Net (loss) income	—	—	—	—	—	4,555	—	—	4,555
Other comprehensive income (loss)	—	—	—	—	—	—	(40,278)	—	(40,278)
Common stock-based award activity	284,017	1	—	—	8,626	—	—	—	8,627
Balance at December 31, 2011	43,697,570	$44	—	$—	$415,527	$(55,503)	$(170,793)	$—	$189,275
Net (loss) income	—	—	—	—	—	(64,402)	—	22,138	(42,264)
Acquisitions	—	—	—	—	—	—	—	259,229	259,229
Sale of stock of entity previously controlled	—	—	—	—	—	—	—	(4,414)	(4,414)
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(9,721)	(9,721)
ESAB India repurchase of additional noncontrolling interest	—	—	—	—	1,035	—	(2,644)	(27,683)	(29,292)
Preferred stock dividend	—	—	—	—	—	(18,951)	—	—	(18,951)
Other comprehensive income, net of tax of $5.3 million	—	—	—	—	—	—	26,843	4,385	31,228
Common stock issuances, net of costs of $20.2 million	49,917,786	50	—	—	1,432,921	—	—	—	1,432,971
Preferred stock issuance, net of costs of $7.0 million	—	—	13,877,552	14	332,958	—	—	—	332,972
Common stock-based award activity	452,062	—	—	—	15,253	—	—	—	15,253
Balance at December 31, 2012	94,067,418	$94	13,877,552	$14	$2,197,694	$(138,856)	$(146,594)	$243,934	$2,156,286

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(42,264)	$4,555	$16,215
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	200,400	23,333	16,807
Stock-based compensation expense	9,373	4,908	3,137
Unrealized loss on acquisition-related foreign currency derivatives	—	21,146	—
Deferred income tax expense (benefit)	7,222	(1,722)	(296)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(37,338)	(5,972)	(6,060)
Inventories, net	26,694	10,844	11,598
Accounts payable	88,927	(7,298)	12,615
Changes in other operating assets and liabilities	(88,715)	7,359	7,949
Net cash provided by operating activities	164,299	57,153	61,965

Cash flows from investing activities:
Purchase of fixed assets	(83,586)	(14,786)	(12,527)
Acquisitions, net of cash received	(1,859,645)	(56,346)	(27,960)
Proceeds from sale of stock of entity previously controlled	4,730	—	—
Cash contribution to unconsolidated entity	(2,873)	—	—
Proceeds from sale of fixed assets	399	1,162	74
Net cash used in investing activities	(1,940,975)	(69,970)	(40,413)

Cash flows from financing activities:
Borrowings under term credit facility	1,731,523	—	—
Payments under term credit facility	(531,415)	(10,000)	(8,750)
Proceeds from borrowings on revolving credit facilities	13,149	141,203	5,500
Repayments of borrowings on revolving credit facilities	(53,414)	(102,180)	(5,500)
Payments of deferred loan costs	(9,887)	—	—
Proceeds from the issuance of common stock, net	756,762	3,719	912
Proceeds from the issuance of preferred stock, net	332,969	—	—
ESAB India repurchase of additional noncontrolling interest	(29,292)	—	—
Payments of dividends on preferred stock	(17,446)	—	—
Payments on capital leases	—	—	(205)
Net cash provided by (used in) financing activities	2,192,949	32,742	(8,043)

Effect of foreign exchange rates on Cash and cash equivalents	(8,932)	(5,359)	(2,930)

Increase in Cash and cash equivalents	407,341	14,566	10,579
Cash and cash equivalents, beginning of period	75,108	60,542	49,963
Cash and cash equivalents, end of period	$482,449	$75,108	$60,542

Supplemental Disclosure of Cash Flow Information:
Interest payments	$79,857	$5,209	$6,105
Income tax payments, net	70,677	16,731	5,819

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Colfax Corporation (the “Company” or “Colfax”) is a diversified global industrial manufacturing and engineering company that provides gas- and fluid-handling and fabrication technology products and services to customers around the world under the Howden, ESAB and Colfax Fluid Handling brand names. With the closing of the acquisition of Charter International plc (“Charter”) by Colfax (the “Charter Acquisition”) during the year ended December 31, 2012, Colfax has transformed from a fluid-handling business into a multi-platform enterprise with a global footprint. See Note 4, “Acquisitions” for additional information regarding the Charter Acquisition.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Less than wholly owned subsidiaries, including joint ventures, are consolidated when it is determined that the Company has a controlling financial interest, which is generally determined when the Company holds a majority voting interest. When protective rights, substantive rights or other factors exist, further analysis is performed in order to determine whether or not there is a controlling financial interest. The Consolidated Financial Statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the noncontrolling parties’ ownership share is presented as a noncontrolling interest. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company generally recognizes revenues and costs from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectability is reasonably assured. Product delivery occurs when title and risk of loss transfer to the customer. The Company’s shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipments, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the sales price for the products sold. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement. Progress billings are generally shown as a reduction of Inventories, net unless such billings are in excess of accumulated costs, in which case such balances are included in Accrued liabilities in the Consolidated Balance Sheets.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes revenue and cost of sales on gas-handling construction projects using the “percentage of completion method” in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of December 31, 2012, there were $97.1 million of revenues in excess of billings and $178.3 million of billings in excess of revenues on construction contracts in the Consolidated Balance Sheet.

The Company has contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available. The revisions are recorded in income in the period in which they are determined using the cumulative catch-up method of accounting. See Note 17, “Segment Information” for sales by major product group.

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

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis in the Consolidated Statements of Operations and are recorded as a component of Accrued liabilities in the Consolidated Balance Sheets until remitted to the respective taxing authority.

Research and Development Expense

Research and development costs of $19.4 million, $5.7 million and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statement of Operations.

Advertising Costs

Advertising costs of $15.7 million, $1.2 million, and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment

Property, plant and equipment, net are stated at historical cost, which includes the fair values of such assets acquired. Depreciation of Property, plant and equipment is recorded on a straight-line basis over estimated useful lives. Assets recorded under capital leases are amortized over the shorter of their estimated useful lives or the lease terms, which range from three to 15 years. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset.

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

The Company measures fair value of reporting units based on a present value of future discounted cash flows or a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted-average cost of capital; long-term rate of growth and profitability of the Company’s business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization in estimating the fair value of the reporting units.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is not likely for the indefinite-lived intangible asset’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is likely that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include royalty and discount rates for each trade name evaluated.

The analyses performed as of September 29, 2012, October 1, 2011 and October 2, 2010 indicated no impairment to be present.

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company assesses its long-lived assets other than Goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company recorded asset impairment losses related to facility closures totaling $3.2 million during the year ended December 31, 2012 recorded in Restructuring and other related charges in the Consolidated Statement of Operations and $0.1 million during the year ended December 31, 2011 as a component of Selling, general and administrative expense in the Consolidated Statement of Operations. No such impairments were recorded during the year ended December 31, 2010.

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States of America (“U.S.”) dollars on a periodic basis. The Company’s Deutsche Bank Credit Agreement (as defined and further discussed in Note 10, “Debt”) includes a €157.6 million term A-3 facility, which has been designated as a net investment hedge in order to mitigate a portion of this risk.

Derivative instruments are generally recognized on a gross basis in the Consolidated Balance Sheets in either Other current assets, Other assets, Accrued liabilities or Other liabilities depending upon their respective fair values and maturity dates. The Company designates a portion of its foreign exchange contracts as fair value hedges. For all instruments designated as hedges, including net investment hedges, cash flow hedges and fair value hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Company assesses whether the relationship between the hedging instrument and the hedged item is highly effective at offsetting changes in the fair value both at inception of the hedging relationship and on an ongoing basis. For cash flow hedges and net investment hedges, unrealized gains and losses are recognized as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets to the extent that it is effective at offsetting the change in the fair value of the hedged item and realized gains and losses are recognized in the Consolidated Statements of Operations consistent with the underlying hedged instrument. Gains and losses related to fair value hedges are recorded as an offset to the fair value of the underlying asset or liability, primarily Trade receivables and Accounts payable in the Consolidated Balance Sheets.

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

	December 31,
	2012	2011
	(In thousands)
Medical insurance	$383	$1,086
Workers’ compensation	260	246
Total self-insurance reserves	$643	$1,332

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warranty Costs

Estimated expenses related to product warranties are accrued as the revenue is recognized on products sold to customers and included in Cost of sales in the Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

The activity in the Company’s warranty liability, which is included in Other accrued liabilities in the Company’s Consolidated Financial Statements consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Warranty liability, beginning of period	$2,987	$2,963	$2,852
Accrued warranty expense	10,468	2,491	2,079
Changes in estimates related to pre-existing warranties	9	(368)	(589)
Cost of warranty service work performed	(23,457)	(2,479)	(1,264)
Acquisitions	51,367	477	—
Foreign exchange translation effect	(937)	(97)	(115)
Warranty liability, end of period	$40,437	$2,987	$2,963

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

Valuation allowances are recorded if it is more likely than not that some portion of the Deferred income taxes will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through Provision for income taxes and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in the Provision for income taxes in the Consolidated Statements of Operations.

Foreign Currency Exchange Gains and Losses

The Company’s financial statements are presented in U.S. dollars. The functional currencies of the Company’s operating subsidiaries are generally the local currencies of the countries in which each subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The amounts recorded in each year are net of income taxes to the extent the underlying equity balances in the entities are not deemed to be permanently reinvested.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated Balance Sheets are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations for that period. The net foreign currency transaction (loss) gain was $(1.2) million, $0.2 million, and $(0.4) million for the years ended December 31, 2012, 2011 and 2010, respectively.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Deferred issuance costs of $11.4 million and $4.3 million, respectively, were included in Other assets in the Consolidated Balance Sheets as of December 31, 2012 and 2011 net of $2.9 million and $2.5 million, respectively, of accumulated amortization. Further, the carrying value of Long-term debt is reduced by an original issue discount, which is accreted to Interest expense using the effective interest method over the term of the related obligation. See Note 10, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

Reclassifications

Given the impact of the Charter Acquisition on the Consolidated Financial Statements, certain prior period amounts have been reclassified to conform to current year presentations.

3. Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other” (“ASU No. 2012-02”). ASU No. 2012-02 was intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted ASU No. 2012-02 in conjunction with its September 29, 2012 impairment analysis. The adoption of ASU No. 2012-02 did not have an impact on the Company’s Consolidated Financial Statements.

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Charter Acquisition, the Company incurred advisory, legal, valuation and other professional service fees, termination payments to Charter executives and realized losses on acquisition-related foreign exchange derivatives, which comprised Charter Acquisition-related expense in the Consolidated Statements of Operations. See Note 14, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments. The Charter Acquisition was accounted for using the acquisition method of accounting and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the date of acquisition.

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

January 13,
2012
(In thousands)
Trade receivables	$683,976
Inventories	449,906
Property, plant and equipment	562,129
Goodwill	1,625,635
Intangible assets	715,643
Accounts payable	(378,114)
Debt	(399,466)
Other assets and liabilities, net	(466,457)
2,793,252
Less: net assets attributable to noncontrolling interest	(241,201)
Net consideration	$2,552,051

The following table summarizes Intangible assets acquired, excluding Goodwill, as of January 13, 2012:

	Intangible	Weighted-Average
	Asset	Amortization
	(In thousands)	Period (Years)

Customer relationships	$215,310	7.10
Acquired technology	77,485	10.33
Backlog	54,805	1.00
Trademarks	4,415	5.00
Total amortizable intangible assets	$352,015	6.84
Trade names – indefinite life	$363,628	n/a

Soldex

On October 31, 2012, the Company completed the acquisition of approximately 91% of the outstanding common and investment shares of Soldex S.A. (“Soldex”) for approximately $186.1 million (the “Soldex Acquisition”). Soldex is organized under the laws of Peru and complements the Company’s existing fabrication technology segment by supplying welding products from its plants in Colombia and Peru. The Soldex Acquisition was accounted for using the acquisition method of accounting and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the date of acquisition.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

October 31,
2012
(In thousands)
Trade receivables	$22,848
Inventories	32,985
Property, plant and equipment	28,921
Goodwill	115,571
Intangible assets	65,325
Accounts payable	(6,682)
Debt	(36,734)
Other assets and liabilities, net	(33,654)
188,580
Less: net assets attributable to noncontrolling interest	(18,028)
Net consideration	$170,552

The following table summarizes Intangible assets acquired, excluding Goodwill, as of October 31, 2012:

	Intangible	Weighted-Average
	Asset	Amortization
	(In thousands)	Period (Years)

Customer relationships	$51,673	20.00
Acquired technology	3,261	10.00
Total amortizable intangible assets	$54,934	19.41
Trade names – indefinite life	$10,391	n/a

Other

The following acquisitions were accounted for using the acquisition method of accounting and, accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective date of acquisition:

Gas and Fluid Handling

On September 13, 2012, the Company completed the acquisition of the common stock of Co-Vent Group Inc. (“Co-Vent”) for $34.6 million. Co-Vent specializes in the custom design, manufacture, and testing of industrial fans, with its primary operations based in Quebec, Canada. As a result of this acquisition, the Company has expanded its product offerings in the industrial fan market.

On December 6, 2011, the Company completed the acquisition of COT-Puritech, Inc. (“COT-Puritech”), a domestic supplier of oil flushing and remediation services to power generation plants, refinery and petrochemical operators and other industrial manufacturing sites, with primary operations based in Canton, Ohio, for a total purchase price, net of cash acquired, of $39.4 million which includes the fair value of estimated additional contingent cash payments of $4.3 million at the acquisition date. The additional contingent cash payments will be paid over two years subject to the achievement of certain performance goals. See Note 14, “Financial Instruments and Fair Value Measurements” for discussion regarding the Company’s liability for contingent payment associated with the acquisition of COT-Puritech, which is included in the total purchase price. As a result of this acquisition, the Company has expanded its lubrication services offerings in the oil and gas and power generation end markets to include oil flushing and remediation services.

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 19, 2010, the Company completed the acquisition of Baric Group (“Baric”) for $27.0 million, net of cash acquired. Additionally, during the year ended December 31, 2010, a final working capital settlement of $0.2 million was paid pursuant to terms of the Baric purchase agreements. Baric is a supplier of highly engineered fluid-handling systems primarily for lubrication applications, with its primary operations based in Blyth, United Kingdom.

Fabrication Technology

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

Unaudited Pro Forma Financial Information

The following unaudited proforma financial information presents Colfax’s consolidated financial information assuming the acquisitions of Charter and Soldex had taken place on January 1, 2011. These amounts are presented in accordance with GAAP, consistent with the Company’s accounting policies.

	Year Ended December 31,
	2012	2011
	(Unaudited, in thousands)
Net sales	$4,096,401	$4,027,796
Net income (loss) available to Colfax common shareholders(1)	88,212	(116,862)

__________

(1) Proforma net loss available to Colfax common shareholders for the year ended December 31, 2011 reflects the impact of certain expenses included in the Consolidated Statements of Operations for the year ended December 31, 2012, but excluded from the calculation of proforma net income for that period. These expenses include increased acquisition-related amortization expense of $79.9 million, $43.6 million of Charter acquisition-related expense, and a $50.3 million increase in the valuation allowance related to the Company’s deferred tax assets in the U.S., discussed further in Note 6, “Income Taxes.”

5. Net (Loss) Income Per Share

Net (loss) income per share available to Colfax Corporation common shareholders was computed as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share data)
Net (loss) income available to Colfax Corporation common shareholders	$(83,353)	$4,555	$16,215
Weighted-average shares of Common stock outstanding – basic	91,069,640	43,634,937	43,389,878
Net effect of potentially dilutive securities(1)	—	633,173	277,347
Weighted-average shares of Common stock outstanding – diluted	91,069,640	44,268,110	43,667,225

Net (loss) income per share – basic and diluted	$(0.92)	$0.10	$0.37

__________

(1)	Potentially dilutive securities consist of stock options and restricted stock units.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company calculates Net (loss) income per share under the two-class method as the shares of the Company’s Series A Preferred Stock are considered participating securities. However, since there was a net loss for the year ended December 31, 2012 and losses are not allocated to the holders of the Series A Preferred Stock, there was no impact of participating securities for the year ended December 31, 2012. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2012, 2011 and 2010 excludes approximately 2.8 million, 0.5 million and 1.3 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6. Income Taxes

Income before income taxes and Provision for income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
(Loss) income before income taxes:
Domestic operations	$(73,467)	$(27,645)	$(12,737)
Foreign operations	121,906	47,632	40,425
	$48,439	$19,987	$27,688

Provision for (benefit from) income taxes:
Current:
Federal	$—	$182	$(30)
State	362	(94)	261
Foreign	83,119	17,066	11,538
	83,481	17,154	11,769
Deferred:
Domestic operations	50,340	—	—
Foreign operations	(43,118)	(1,722)	(296)
	7,222	(1,722)	(296)
	$90,703	$15,432	$11,473

The Company’s Provision for income taxes differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$16,954	$6,995	$9,691
State taxes	362	(421)	(5)
Effect of international tax rates	(24,070)	(2,988)	(2,522)
Change in enacted international tax rates	(12,305)	—	—
Changes in valuation allowance and tax reserves	106,802	11,177	3,827
Other	2,960	669	482
Provision for income taxes	$90,703	$15,432	$11,473

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$124,487	$39,172
Expenses currently not deductible	124,537	50,121
Net operating loss carryover	288,017	51,614
Tax credit carryover	11,706	5,882
Depreciation and amortization	17,010	—
Other	7,228	1,358
Valuation allowance	(372,039)	(79,855)
Deferred tax assets, net	$200,946	$68,292

Deferred tax liabilities:
Depreciation and amortization	$(286,173)	$(13,437)
Post-retirement benefit obligation	(4,843)	—
Inventory	(4,400)	—
Other	(29,620)	(14,688)
Total deferred tax liabilities	$(325,036)	$(28,125)
Total deferred tax (liabilities) assets, net	$(124,090)	$40,167

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ending December 31, 2012, the valuation allowance increased from $79.9 million to $372.0 million with $103.8 million recognized in Provision for income taxes, $167.7 million recorded in the opening accounts of the Charter Acquisition and $20.6 million recognized in Other comprehensive income. During the year ended December 31, 2011, the valuation allowance increased by $27.0 million, with $16.7 million and $10.3 million of the increase recognized in Provision for income taxes and Other comprehensive income, respectively, primarily due to U.S. deferred tax assets that the Company believed that it is more likely than not that they would be realized. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of approximately $293.9 million expiring in years 2021 through 2032, and minimum tax credits of $7.7 million that may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits that have been offset by a valuation allowance. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2012, 2011 and 2010, all undistributed earnings of the Company’s controlled international subsidiaries are considered to be permanently reinvested outside the U.S. and no tax expense in the U.S. has been recognized under the applicable accounting standard, for these reinvested earnings. The amount of unremitted earnings from the Company’s international subsidiaries, subject to local statutory restrictions, as of December 31, 2012 is $251.1 million. The amount of deferred tax liability that would have been recognized had such earnings not been permanently reinvested is not reasonably determinable.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company records a liability for unrecognized income tax benefits for the amount of benefit included in its previously filed income tax returns and in its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (inclusive of associated interest and penalties):

(In thousands)
Balance, December 31, 2010	$8,896
Addition for tax positions taken in prior periods	852
Addition for tax positions taken in the current period	191
Reduction for tax positions taken in prior periods	(5,802)
Other, including the impact of foreign currency translation	(60)
Balance, December 31, 2011	4,077
Aquisitions	73,249
Addition for tax positions taken in prior periods	1,391
Addition for tax positions taken in the current period	5,241
Reduction for tax positions taken in prior periods	(3,695)
Other, including the impact of foreign currency translation	4,393
Balance, December 31, 2012	$84,656

Prior year amounts were reclassified to be consistent with the current year presentation.

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Sweden, Indonesia, France, Hungary, Italy, Brazil and various states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as many international jurisdictions. In the U.S., tax years dating back to 2006 remain subject to examination, as well as the 2003 tax year due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2005.

The Company’s total unrecognized tax benefits were $84.7 million and $4.1 million as of December 31, 2012 and 2011, respectively, inclusive of $16.5 million and $0.4 million, respectively, of interest and penalties. These amounts were offset by tax benefits of $0.5 million as of both December 31, 2012 and 2011. The net liabilities for uncertain tax positions as of December 31, 2012 and 2011 were $84.2 million and $3.6 million, respectively, and if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of Provision for income taxes, which was $1.3 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $60 million.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2012 and 2011:

	Gas and Fluid Handling	Fabrication Technology	Total
		(In thousands)
Balance, January 1, 2011	$172,338	$—	$172,338
Goodwill attributable to Rosscor acquisition	10,212	—	10,212
Goodwill attributable to COT-Puritech acquisition	25,073	—	25,073
Impact of foreign currency translation	(2,779)	—	(2,779)
Balance, December 31, 2011	204,844	—	204,844
Goodwill attributable to Charter Acquisition	933,545	692,090	1,625,635
Goodwill attributable to Soldex Acquisition	—	115,571	115,571
Goodwill attributable to other acquisitions	21,376	5,699	27,075
Impact of foreign currency translation	58,228	42,877	101,105
Balance, December 31, 2012	$1,217,993	$856,237	$2,074,230

The following table summarizes the Intangible assets, excluding Goodwill:

	December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$401,123	$—	$6,803	$—
Acquired customer relationships	300,253	(24,763)	29,798	(12,987)
Acquired technology	107,018	(12,466)	17,961	(2,791)
Acquired backlog	63,984	(62,432)	3,451	(2,033)
Other intangible assets	12,352	(6,020)	4,962	(4,135)
	$884,730	$(105,681)	$62,975	$(21,946)

See Note 4, “Acquisitions” for additional information regarding the activity in Goodwill and Intangible assets, net associated with acquisitions made by the Company during the years presented.

Amortization expense related to amortizable intangible assets was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Selling, general and administrative expense	$85,106	$7,821	$3,501

As of December 31, 2012, total amortization expense for amortizable intangible assets is expected to be $40.3 million, $38.9 million, $37.3 million, $37.3 million and $33.5 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2012	2011
	(In years)	(In thousands)
Land	n/a	$40,319	$14,786
Buildings and improvements	5-40	314,216	38,642
Machinery and equipment	3-15	440,975	134,548
Software	3-5	70,092	16,948
		865,602	204,924
Accumulated depreciation		(177,032)	(113,985)
Property, plant and equipment, net		$688,570	$90,939

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2012, 2011 and 2010, was $71.7 million, $13.1 million and $12.1 million, respectively. These amounts include depreciation expense related to software for the years ended December 31, 2012, 2011 and 2010 of $10.5 million, $1.7 million and $1.9 million, respectively.

9.	Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Raw materials	$154,771	$25,241
Work in process	99,459	26,376
Finished goods	263,211	20,378
	517,441	71,995
Less: customer progress billings	(14,571)	(9,124)
Less: allowance for excess, slow-moving and obsolete inventory	(9,221)	(6,735)
Inventories, net	$493,649	$56,136

10.	Debt

Long-term debt consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Term loans	$1,682,177	$72,500
Revolving credit facilities and other	46,134	39,018
Total Debt	1,728,311	111,518
Less: current portion	(34,799)	(10,000)
Long-term debt	$1,693,512	$101,518

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2012, the Company terminated the Bank of America Credit Agreement in conjunction with the financing of the Charter Acquisition. Upon the early termination of the Bank of America Credit Agreement, the Company incurred a total pre-tax charge of $1.5 million, which included the write-off of $1.0 million of deferred financing fees and $0.5 million of losses reclassified from Accumulated other comprehensive loss in the Consolidated Balance Sheet for the related interest rate swap to Interest expense in the Consolidated Statement of Operations.

On January 13, 2012 and January 25, 2012, Colfax incurred debt consisting of: (i) a $200 million term A-1 facility, (ii) a $500 million term A-2 facility, (iii) a €157.6 million term A-3 facility and (iv) a $900 million term B facility pursuant to a credit agreement (the “Deutsche Bank Credit Agreement”) with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein. In addition, the Deutsche Bank Credit Agreement has two revolving credit sub-facilities which total $300 million in commitments (the “Revolver”). The Revolver includes a $200 million letter of credit sub-facility and a $50 million swingline loan sub-facility. The term A-1, term A-2, term A-3 and the Revolver variable-rate borrowings are subject to interest payments of LIBOR or the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 2.50% to 3.25%, determined by our leverage ratio. Borrowings under the term B facility are also variable rate and are subject to interest payments of LIBOR plus a margin of 3.5%. The Revolver is subject to a commitment fee ranging from 37.5 to 50 basis points, determined by the Company’s leverage ratio. Additionally, as of December 31, 2012 the Company had an original issue discount of $55.4 million and deferred financing fees of $8.5 million, which were recognized in connection with the Deutsche Bank Credit Agreement. As of December 31, 2012, the weighted-average interest rate of borrowings under the Deutsche Bank Credit Agreement was 3.93% and there was $291.9 million available under the Revolver, including $191.9 available under the letter of credit sub-facility.

The Company is also party to additional letter of credit facilities with total borrowing capacity of $474.8 million, of which $330.0 million was outstanding as of December 31, 2012.

The contractual maturities of the Company’s debt as of December 31, 2012 are as follows(1):

(In thousands)
2013	$34,799
2014	119,307
2015	190,557
2016	423,170
2017	145,167
Thereafter	870,667
Total contractual maturities	1,783,667
Debt discount	(55,356)
Total debt	$1,728,311

__________

(1) Represents scheduled payments required under the Deutsche Bank Credit Agreement through the respective final maturities of the term A facilities through January 13, 2017 and the term B facility through January 13, 2019, as well as the contractual maturities of other debt outstanding as of December 31, 2012.

In March 2012, the Company used a portion of the proceeds from the sale of Common stock to pay off $35.0 million in borrowings under the term A facilities in advance of the scheduled payments. During the year ended December 31, 2012, the Company repaid an additional $26.3 million in borrowings under the term A facilities in advance of the scheduled payments. See Note 11, “Equity” for additional discussion regarding the Company’s stock issuances.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.0 to 1.0, measured at the end of each quarter, through the year ended December 31, 2012. The minimum interest coverage ratio increases by 25 basis points each year beginning in the year ending December 31, 2013 until it reaches 3.0 to 1.0 for the year ending December 31, 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ending December 31, 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for the year ending December 31, 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the Revolver and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2012.

11.	Equity

Common and Preferred Stock

During the years ended December 31, 2012, 2011 and 2010, 452,062, 248,017 and 194,999 shares of Common stock, respectively, were issued in connection with stock option exercises and employee share-based payment arrangements that vested during the year.

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

On January 24, 2012, Colfax sold 2,170,139 to each of Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales and 1,085,070 to Markel Corporation, a Virginia corporation (“Markel”) of newly issued Colfax Common stock at $23.04 per share, for a total aggregate of $125 million, pursuant to separate securities purchase agreements with Mitchell P. Rales and Steven M. Rales, each of whom were beneficial owners of 20.9% of Colfax’s Common stock at the time of the sale, and Markel. Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel.

Consideration paid to Charter shareholders included 0.1241 shares of newly issued Colfax Common stock in exchange for each share of Charter’s ordinary stock, which resulted in the issuance of 20,735,493 shares of Common stock on January 24, 2012.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.7 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2012.

On March 5, 2012, the Company sold 8,000,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $272 million. Further, on March 9, 2012, the underwriters of the March 5, 2012 equity offering exercised their over-allotment option and the Company sold an additional 1,000,000 shares of newly issued Colfax Common stock to the underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $34 million. In conjunction with these issuances, the Company recognized $12.6 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2012.

Dividend Restrictions

The Company is subject to dividend restrictions under the Deutsche Bank Credit Agreement, which limit the total amount of cash dividends the Company may pay and Common stock repurchases the Company may make to $50 million annually, in the aggregate.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss, net of tax, are as follows:

	December 31,
	2012	2011
	(In thousands)
Foreign currency translation adjustment	$104,718	$(5,537)
Unrealized loss on hedging activities	(3,980)	(471)
Net unrecognized pension and other post-retirement benefit cost	(247,332)	(164,785)
Accumulated other comprehensive loss	$(146,594)	$(170,793)

The activity in Accumulated other comprehensive loss for the year ended December 31, 2012 excludes the $4.4 million of Other comprehensive income attributable to Noncontrolling interest, comprised of $4.8 million of foreign currency translation partially offset by $0.4 million of changes in unrecognized pension and other post-retirement benefits cost.

Share-Based Payments

The Company adopted the Colfax Corporation 2008 Omnibus Incentive Plan on April 21, 2008, as amended and restated on April 2, 2012 (the “2008 Plan”). The 2008 Plan provides the Compensation Committee of the Company’s Board of Directors discretion in creating employee equity incentives. Awards under the 2008 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, and other stock-based awards.

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations, as payroll costs of the employees receiving the awards are recorded in the same line item.

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock-based compensation expense	$9,373	$4,908	$3,137
Deferred tax benefit	305	1,719	1,120

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2012, the Company had $23.5 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 2.4 years. The intrinsic value of awards exercised or converted was $9.9 million, $3.8 million and $1.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the entire award. The following table shows the weighted-average assumptions used to calculate the fair value of stock option awards using the Black-Scholes option pricing model, as well as the weighted-average fair value of options granted:

	Year Ended December 31,
	2012	2011	2010

Expected period that options will be outstanding (in years)	5.41	4.50	4.50
Interest rate (based on U.S. Treasury yields at the time of grant)	0.99%	2.10%	2.38%
Volatility	42.59%	52.50%	52.22%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$13.14	$9.68	$5.63

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

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2012	1,461,157	$14.76
Granted	1,265,781	33.37
Exercised	(425,782)	12.59
Forfeited	(73,494)	29.27
Expired	(17,546)	14.96
Outstanding at December 31, 2012	2,210,116	$25.35	5.63	$33,142
Vested or expected to vest at December 31, 2012	2,178,251	$25.28	5.62	$32,828
Exercisable at December 31, 2012	614,885	$14.40	4.20	$15,653

__________

(1)	The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

Under the 2008 Plan, the Compensation Committee of the Board of Directors may award performance-based restricted stock units (“PRSUs”) whose vesting is contingent upon meeting various performance goals. The vesting of the stock units is determined based on whether the Company achieves the applicable performance criteria established by the Compensation Committee of the Board of Directors. If the performance criteria are satisfied, the units are subject to additional time vesting requirements, by which units will vest fully in two equal installments on the fourth and fifth anniversary of the grant date, provided the individual remains an employee during this period. Under the 2008 Plan, the Compensation Committee of the Board of Directors may award non-performance-based restricted stock units (“RSUs”) to select executives, employees and outside directors. The Compensation Committee determines the terms and conditions of each award, including the restriction period and other criteria applicable to the awards. Directors may also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s Board of Directors.

The fair value of PRSUs and RSUs is equal to the market value of a share of Common stock on the date of grant and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs when it is expected that any of the performance criterion will be achieved. The performance criterion was met for PRSUs granted during the year ended December 31, 2011, including PRSUs granted to the Company’s former Chief Executive Officer (“CEO”) as part of his initial employment agreement in January 2010, which were subject to separate criterion.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2012	324,447	$15.99	64,263	$14.71
Granted	283,804	33.48	38,511	33.30
Vested	(17,942)	18.11	(44,140)	15.40
Forfeited	(29,358)	23.12	(3,758)	28.94
Nonvested at December 31, 2012	560,951	$24.40	54,876	$26.23

The fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $1.1 million and $1.0 million, respectively.

12.	Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued payroll	$99,583	$21,415
Advance payment from customers	61,431	14,704
Accrued taxes	39,919	4,911
Accrued asbestos-related liability	58,501	76,295
Warranty liability – current portion	35,678	2,987
Accrued restructuring liability – current portion	25,406	4,573
Accrued third-party commissions	12,320	5,884
Accrued Charter Acquisition-related liability	—	29,430
Other	108,195	15,808
Accrued liabilities	$441,033	$176,007

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Restructuring Liability

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

During the year ended December 31, 2011, the Company relocated its Richmond, Virginia corporate headquarters to Fulton, Maryland and eliminated an executive position in its German operations.

As a result of the Charter Acquisition in 2012, the Company’s restructuring programs expanded to include ongoing initiatives at the Company’s fabrication technology operations and efforts to reduce the structural costs and rationalize the corporate overhead of the combined businesses. Initiatives at the Company’s fabrication technology operations include the transfer of European capacity, a reduction in fixed overhead in Europe and the replacement of an old factory in the U.S. with a modern, lower cost and higher capacity facility.

The Company’s Consolidated Statements of Operations reflect the following amounts related to its restructuring activities:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Restructuring and other related charges	$60,060	$9,680	$10,323

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2012
	Balance at Beginning of Year	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Year(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,868	$—	$7,062	$(8,014)	$144	$3,060
Facility closure costs(2)	633	—	1,301	(756)	(1)	1,177
Other related charges	72	—	289	(363)	2	—
	4,573	—	8,652	(9,133)	145	4,237
Fabrication Technology:
Termination benefits(1)	—	6,276	30,292	(22,277)	346	14,637
Facility closure costs(2)	—	3,994	10,584	(7,800)	147	6,925
Other related charges	—	—	1,205	(1,174)	2	33
	—	10,270	42,081	(31,251)	495	21,595
Non-cash impairment			3,155
			45,236
Corporate and Other:
Termination benefits(1)	—	—	3,020	(3,020)	—	—
Facility closure costs(2)	—	—	1,899	(415)	38	1,522
Other related charges	—	—	1,253	(1,253)	—	—
	—	—	6,172	(4,688)	38	1,522
	$4,573	$10,270	56,905	$(45,072)	$678	$27,354
Non-cash impairment			3,155
			$60,060

__________

(1)	Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.

(2)	Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities, discussed above.

(3)	As of December 31, 2012, $25.4 million and $1.9 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur an additional $30.0 million of employee termination benefits, facility closure costs, relocation expense and operating lease exit costs during the year ending December 31, 2013 related to these restructuring activities.

13.	Defined Benefit Plans

The Company sponsors various defined benefit plans, defined contribution plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. The Company uses December 31st as the measurement date for all of its employee benefit plans.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the total changes in the Company’s Pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$347,911	$331,288	$15,397	$13,803
Acquisitions	1,148,906	—	22,629	—
Service cost	3,381	1,383	110	—
Interest cost	67,745	16,408	1,507	690
Actuarial (gain) loss	135,715	25,764	(1,449)	1,507
Settlement(1)	—	(2,857)	—	—
Foreign exchange effect	45,458	(1,921)	—	—
Benefits paid	(84,333)	(22,154)	(2,675)	(603)
Other	355	—	—	—
Projected benefit obligation, end of year	$1,665,138	$347,911	$35,519	$15,397
Accumulated benefit obligation, end of year	$1,641,252	$343,767	$33,405	$—
Change in plan assets:
Fair value of plan assets, beginning of year	$221,004	$231,240	$—	$—
Acquisitions	954,919	—	—	—
Actual return on plan assets	100,153	6,864	—	—
Employer contribution(2)	58,494	8,684	2,675	603
Settlement(1)	—	(3,388)	—	—
Foreign exchange effect	37,359	(242)	—	—
Benefits paid	(84,333)	(22,154)	(2,675)	(603)
Other	248	—	—	—
Fair value of plan assets, end of year	$1,287,844	$221,004	$—	$—
Funded status, end of year	$(377,294)	$(126,907)	$(35,519)	$(15,397)

Amounts recognized on the Consolidated Balance Sheet at December 31:

Non-current assets	$31,826	$—	$—	$—
Current liabilities	(5,639)	(1,079)	(3,076)	(795)
Non-current liabilities	(403,481)	(125,828)	(32,443)	(14,602)
Total	$(377,294)	$(126,907)	$(35,519)	$(15,397)

__________

(1)	Represents the change in benefit obligation and plan assets related to the termination of a frozen pension plan of one of the Company’s non-U.S. subsidiaries.

(2)	Contributions during the year ended December 31, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of financing the Charter Acquisition.

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.3 billion and $864.6 million, respectively, as of December 31, 2012 and $343.8 million and $221.0 million, respectively, as of December 31, 2011.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.3 billion and $868.2 million, respectively, as of December 31, 2012 and $347.9 million and $221.0 million, respectively, as of December 31, 2011.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in the Company’s foreign Pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2012	2011
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$97,108	$95,136
Acquisitions	957,080	—
Service cost	3,381	1,383
Interest cost	49,291	5,132
Actuarial loss	85,167	5,704
Settlement(1)	—	(2,857)
Foreign exchange effect	45,458	(1,921)
Benefits paid	(56,816)	(5,469)
Other	355	—
Projected benefit obligation, end of year	$1,181,024	$97,108
Accumulated benefit obligation, end of year	$1,157,140	$92,964
Change in plan assets:
Fair value of plan assets, beginning of year	$32,339	$34,071
Acquisitions	817,258	—
Actual return on plan assets	58,139	3,039
Employer contribution(2)	49,640	4,328
Settlement(1)	—	(3,388)
Foreign exchange effect	37,359	(242)
Benefits paid	(56,816)	(5,469)
Other	248	—
Fair value of plan assets, end of year	$938,167	$32,339
Funded status, end of year	$(242,857)	$(64,769)

__________

(1)	Represents the change in benefit obligation and plan assets related to the termination of a frozen pension plan of one of the Company’s non-U.S. subsidiaries.

(2) Contributions during the year ended December 31, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of financing the Charter Acquisition.

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ended December 31, 2013, related to plans as of December 31, 2012, are $51.8 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-
	All Plans	Foreign Plans	Retirement Benefits
	(In thousands)
2013	$88,543	$58,090	$3,076
2014	89,878	59,343	2,965
2015	89,937	59,450	2,821
2016	90,498	59,941	2,783
2017	93,000	62,654	2,676
Thereafter	469,090	321,728	9,899

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual Asset Allocation December 31,		Target
	2012	2011	Allocation
U.S. Plans:
Equity securities:
U.S.	36%	32%	30% - 45%
International	15%	16%	10% - 20%
Fixed income	37%	33%	30% - 50%
Hedge funds	11%	19%	0% - 20%
Cash and cash equivalents	1%	—	0% - 5%
Foreign Plans:
Equity securities	37%	22%	20% - 45%
Fixed income securities	58%	54%	50% - 80%
Cash and cash equivalents	2%	23%	0% - 25%
Other	3%	1%	0% -5%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (See Note 14, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$2,645	$—	$—	$2,645
Equity securities:
U.S. large cap	89,293	—	—	89,293
U.S. small/mid cap	—	37,671	—	37,671
International	15,579	37,323	—	52,902
Fixed income mutual funds:
U.S. government and corporate	128,334	—	—	128,334
Multi-strategy hedge funds	—	—	38,832	38,832
Foreign Plans:
Cash and cash equivalents	19,594	—	—	19,594
Equity securities	234,228	108,598	—	342,826
Non-U.S. government and corporate bonds	250,891	298,160	—	549,051
Other(1)	2,108	24,588	—	26,696
	$742,672	$506,340	$38,832	$1,287,844

__________

(1)	Represents diversified portfolio funds and reinsurance contracts maintained for certain foreign plans.
74

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Equity securities:
U.S. large cap	$50,572	$—	$—	$50,572
U.S. small/mid cap	10,633	—	—	10,633
International	29,400	—	—	29,400
Fixed income mutual funds:
U.S. government and corporate	40,561	—	—	40,561
High-yield bonds	15,258	—	—	15,258
Emerging markets debt	5,920	—	—	5,920
Multi-strategy hedge funds	—	—	36,321	36,321
Foreign Plans:
Cash and cash equivalents	7,595	—	—	7,595
Equity securities	6,953	—	—	6,953
Non-U.S. government bonds	—	17,576	—	17,576
Other(1)	—	215	—	215
	$166,892	$17,791	$36,321	$221,004

__________

(1)	Represents diversified portfolio funds and reinsurance contracts maintained for certain foreign plans.

The Company’s pension assets included in Level Three of the fair value hierarchy consist of multi-strategy hedge funds and the fair value is equal to the aggregate net asset value of units held by the Company’s pension plans. There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2012 or 2011. A summary of changes in the fair value of the Company’s pension assets included in Level Three of the fair value hierarchy is as follows:

(In thousands)
Balance, January 1, 2010	$26,769
Net purchases and sales	9,036
Realized loss	(316)
Unrealized gain	853
Balance, December 31, 2010	36,342
Unrealized loss	(21)
Balance, December 31, 2011	36,321
Realized loss	152
Unrealized gain	2,359
Balance, December 31, 2012	$38,832

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss (income) of the non-contributory defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$3,381	$1,383	$1,168	$110	$—	$—
Interest cost	67,743	16,408	16,514	1,507	690	553
Amortization	8,091	5,839	4,593	801	852	482
Plan combinations(1)	—	—	2,877	—	—	—
Settlement loss	—	1,499	—	—	—	—
Other	28	—	—	—	—	—
Expected return on plan assets	(61,094)	(18,101)	(19,331)	—	—	—
Net periodic benefit cost	$18,149	$7,028	$5,821	$2,418	$1,542	$1,035
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income):
Current year net actuarial loss (gain)	$98,784	$37,037	$16,736	$(1,449)	$1,507	$3,671
Less amounts included in net periodic benefit cost:
Amortization of net loss	(8,012)	(5,839)	(4,593)	(553)	(604)	(234)
Settlement loss	—	(835)	—	—	—	—
Amortization of prior service cost	(79)	—	—	(248)	(248)	(248)
Total recognized in Other comprehensive loss (income)	$90,693	$30,363	$12,143	$(2,250)	$655	$3,189

__________

(1)	Represents the transfer of assets associated with the pension obligation assumed by the Company for a group of former employees.

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the foreign non-contributory defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$3,381	$1,383	$1,168
Interest cost	49,291	5,132	4,138
Amortization	944	588	385
Plan combinations(1)	—	—	2,877
Settlement loss	—	1,499	—
Other	28	—	—
Expected return on plan assets	(36,535)	(1,400)	(1,259)
Net periodic benefit cost	$17,109	$7,202	$7,309
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial loss	$65,689	$4,101	$5,062
Less amounts included in net periodic benefit cost:
Amortization of net loss	(865)	(588)	(385)
Settlement loss	—	(835)	—
Amortization of prior service cost	(79)	—	—
Total recognized in Other comprehensive loss	$64,745	$2,678	$4,677

__________

(1)	Represents the transfer of assets associated with the pension obligation assumed by the Company for a group of former employees.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Net actuarial loss	$275,211	$184,532	$5,676	$7,677
Prior service cost	—	—	1,303	1,552
Total	$275,211	$184,532	$6,979	$9,229

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that are expected to be recognized as a component of net periodic benefit cost during the year ended December 31, 2013 are as follows:

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss	$10,151	$465
Prior service cost	—	248
Total	$10,151	$713

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Weighted-average discount rate:
All plans	4.0%	4.2%	3.4%	4.2%
Foreign plans	4.2%	4.9%	—	—

Weighted-average rate of increase in compensation levels for active foreign plans	1.5%	2.6%	—	—

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Weighted-average discount rate:
All plans	4.6%	5.0%	5.7%	4.3%	5.2%	5.6%
Foreign plans	4.7%	5.1%	5.6%	—	—	—
Weighted-average expected return on plan assets:
All plans	5.3%	7.7%	8.3%	—	—	—
Foreign plans	4.5%	4.7%	5.4%	—	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.3%	2.6%	2.2%	—	—	—

In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of approximately 10.7% was assumed. The rate was assumed to decrease gradually to 4.5% by 2027 for three of the Company’s plans and to 5.0% by 2019 for another plan and remain at those levels thereafter for benefits covered under the plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on total service and interest cost components for the year ended December 31, 2012	$165	$(142)
Effect on post-retirement benefit obligation at December 31, 2012	3,149	(2,659)

The Company maintains defined contribution plans covering substantially all of its non-union and certain union domestic employees. The Company’s expense for the years ended December 31, 2012, 2011 and 2010 was $19.3 million, $2.4 million and $2.4 million, respectively.

14.	Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.7 billion and $110.9 million as of December 31, 2012 and 2011, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the date of the Consolidated Balance Sheets or that will be realized in the future.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level is as follows:

	December 31, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$133,878	$—	$—	$133,878
Foreign currency contracts related to sales – designated as hedges	—	6,832	—	6,832
Foreign currency contracts related to sales – not designated as hedges	—	2,249	—	2,249
Foreign currency contracts related to purchases – designated as hedges	—	213	—	213
Foreign currency contracts related to purchases – not designated as hedges	—	1,077	—	1,077
Deferred compensation plans	—	2,542	—	2,542
	$133,878	$12,913	$—	$146,791

Liabilities:
Foreign currency contracts related to sales – designated as hedges	$—	$1,024	$—	$1,024
Foreign currency contracts related to sales – not designated as hedges	—	1,693	—	1,693
Foreign currency contracts related to purchases – designated as hedges	—	896	—	896
Foreign currency contracts related to purchases – not designated as hedges	—	1,062	—	1,062
Deferred compensation plans	—	2,542	—	2,542
Liability for contingent payments	—	—	6,517	6,517
	$—	$7,217	$6,517	$13,734

	December 31, 2011
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$15,540	$—	$—	$15,540
Foreign currency contracts – primarily related to customer sales contracts	—	5	—	5
	$15,540	$5	$—	$15,545

Liabilities:
Interest rate swap	$—	$471	$—	$471
Foreign currency contracts – acquisition-related	—	14,986	—	14,986
Foreign currency contracts – primarily related to customer sales contracts	—	371	—	371
Liability for contingent payments	—	—	4,359	4,359
	$—	$15,828	$4,359	$20,187

There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2012 or 2011.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest Rate Swap. The Company’s interest rate swap is valued based on forward curves observable in the market. The notional value of the Company’s interest rate swap was $25 million as of December 31, 2011, which exchanged its LIBOR-based variable-rate interest for a fixed rate of 4.1375%. On January 11, 2012, the Company terminated its interest rate swap in conjunction with the repayment of the Bank of America Credit Agreement and reclassified $0.5 million of net losses from Accumulated other comprehensive loss to Interest expense in the Consolidated Statement of Operations.

Foreign Currency Contracts. Foreign currency contracts are measured using broker quotations or observable market transactions in either listed or over-the-counter markets. The Company primarily uses foreign currency contracts to mitigate the risk associated with customer forward sale agreements denominated in currencies other than the applicable local currency, and to match costs and expected revenues where production facilities have a different currency than the selling currency.

The Company had foreign currency contracts with the following notional values:

	December 31,
	2012	2011
	(In thousands)
Foreign currency contracts sold – not designated as hedges	$301,185	$—
Foreign currency contracts sold – designated as hedges	238,537	5,116
Foreign currency contracts purchased – not designated as hedges	121,741	—
Foreign currency contracts purchased – designated as hedges	37,065	—
Foreign currency contracts – acquisition related	—	4,249,954
Total foreign currency derivatives	$698,528	$4,255,070

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Contracts Designated as Hedges:
Interest Rate Swap:
Unrealized loss	$—	$(161)	$(1,201)
Realized loss	(471)	(1,479)	(2,447)
Foreign Currency Contracts – related to customer sales contracts:
Unrealized gain	2,120	—	—
Realized gain	2,297	—	—
Foreign Currency Contracts – related to supplier purchases contracts:
Unrealized loss	(374)	—	—
Realized loss	(475)	—	—
Unrealized loss on net investment hedge	(7,783)	—	—
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts – acquisition-related:
Unrealized loss, net	—	(21,013)	—
Realized loss, net	(7,177)	—	—
Foreign Currency Contracts – primarily related to customer sales contracts:
Unrealized gain (loss)	778	(204)	93
Realized gain (loss)	712	152	(838)
Foreign Currency Contracts – related to supplier purchases contracts:
Unrealized (loss) gain	(560)	81	—
Realized gain (loss)	868	(20)	—

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisition of COT-Puritech in December of 2011, which are subject to the achievement of certain performance goals, and is included in Other liabilities in the Consolidated Balance Sheets. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections and is included in Level Three of the fair value hierarchy. Accretion is recognized in Interest expense in the Consolidated Statements of Operations and realized or unrealized gains or losses are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations.

A summary of activity in the Company’s liability for contingent payments during the years ended December 31, 2011 and 2012 is as follows:

(In thousands)
Balance, January 1, 2011	$—
Additions	4,300
Interest accretion	59
Balance, December 31, 2011	4,359
Interest accretion	712
Unrealized loss	(1,446)
Balance, December 31, 2012	$6,517

15.	Concentration of Credit Risk

The Company is potentially subject to a concentration of risk with respect to its Trade receivables, net. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required for international customers when the Company deems necessary. The Company maintains an allowance for potential credit losses and losses have historically been within management’s expectations. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

16.	Commitments and Contingencies

Asbestos and Other Product Liability Contingencies

Certain subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy.

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

Claims activity since December 31 related to asbestos claims is as follows(1):

	Year Ended December 31,
	2012	2011	2010
	(Number of Claims)
Claims unresolved, beginning of period	23,682	24,764	25,295
Acquisitions	1,599	—	—
Claims filed(2)	4,335	4,927	3,692
Claims resolved(3)	(6,093)	(6,009)	(4,223)
Claims unresolved, end of period	23,523	23,682	24,764

	(In dollars)
Average cost of resolved claims(4)	$6,606	$15,397	$12,037

__________

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed.”

(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.

(3)	Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

(4)	Excludes claims settled in Mississippi for which the majority of claims have historically been resolved for no payment and insurance recoveries.

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Each subsidiary has separate insurance coverage acquired prior to Company ownership of each independent entity. In its evaluation of the insurance asset, the Company used differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

For one of the subsidiaries, the Delaware Court of Chancery ruled on October 14, 2009 that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business. Based upon this ruling mandating an “all sums” allocation, as well as the language of the underlying insurance policies and the assertion and belief that defense costs are outside policy limits, the Company’s future expected recovery percentage is 90% of asbestos-related costs following the exhaustion of its primary and umbrella layers of insurance and expects to be responsible for approximately 10% of its future asbestos-related costs.

For this subsidiary, during the year ended December 31, 2010, an insolvent carrier that had written approximately $1.4 million in limits for which the subsidiary had assumed no recovery made a cash settlement offer of approximately $0.7 million. As such, the subsidiary recorded a gain for this amount.

The subsidiary was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier. Certain first-layer excess insurers have defended and/or indemnified the subsidiary, subject to their reservations of rights and their applicable policy limits. A trial concerning the payment obligations of the Company’s excess insurers concluded during fourth quarter of 2012, with a final ruling pending. The subsidiary continues to work with its excess insurers to obtain defense and indemnity payments while the litigation is proceeding. Given the uncertainties of litigation, there is a variety of possible outcomes, including but not limited to the subsidiary being required to fund all or a portion of the subsidiary’s defense and indemnity payments until such time a final ruling orders payment by the insurers. While not impacting the results of operations, the funding requirement could range up to $10 million per quarter until final resolution. In addition, because a statistically significant increase in mesothelioma claims had occurred and was expected to continue to occur in certain regions, this subsidiary recorded a $1.8 million pre-tax charge, which was comprised of an increase in its asbestos-related liabilities of $18.1 million partially offset by an increase in expected insurance recoveries of $16.3 million, during the fourth quarter of the year ended December 31, 2011.

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

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case. During 2010, the court-appointed special allocation master made its recommendation. As a result, during the year ended December 31, 2010, the Company reduced the current asbestos receivable by $2.8 million, decreased the long-term asbestos asset by $1.2 million and recorded a net charge to asbestos liability and defense costs of $4.0 million. In May 2011, the court accepted the recommendation with modifications. A final judgment at the trial court level in this litigation was rendered during the year ended December 31, 2011, but appeals have been entered. As a result of this judgment, the Company recorded a provision for $2.1 million during the year ended December 31, 2011, which is reflected in the Consolidated Balance Sheet as an increase of $1.4 million in Other accrued liabilities and a reduction of $0.7 million in Asbestos insurance asset. The Company made a payment of $5.0 million, which was previously accrued for, to return certain overpayments to the insurers. In addition, because of the higher settlement values per mesothelioma claim in 2011 in a specific region, this subsidiary recorded a $0.7 million pre-tax charge, which was comprised of an increase to its asbestos-related liabilities of $4.7 million partially offset by an increase in expected insurance recoveries of $4.0 million, during the fourth quarter of the year ended December 31, 2011. The subsidiary expects to be responsible for approximately 17% of all future asbestos-related costs.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s Consolidated Balance Sheets included the following amounts for asbestos-related litigation:

	December 31,
	2012	2011
	(In thousands)
Current asbestos insurance asset(1)	$35,566	$43,452
Current asbestos insurance receivable(1)	36,778	33,696
Long-term asbestos insurance asset(2)	315,363	326,838
Long-term asbestos insurance receivable(2)	7,063	14,034
Accrued asbestos liability(3)	58,501	76,295
Long-term asbestos liability(4)	375,493	382,394

__________

(1)	Included in Other current assets in the Consolidated Balance Sheets.

(2)	Included in Other assets in the Consolidated Balance Sheets.

(3)	Represents current reserves for probable and reasonably estimable asbestos-related liability cost that the Company believes the subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated Balance Sheets.

(4)	Included in Other liabilities in the Consolidated Balance Sheets.

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

General Litigation

On June 3, 1997, one of the Company’s subsidiaries was served with a complaint in a case brought by Litton Industries, Inc. in the Superior Court of New Jersey which alleges damages in excess of $10.0 million incurred as a result of losses under a government contract bid transferred in connection with the sale of its former Electro-Optical Systems business. In 2004, this case was tried and the jury rendered a verdict of $2.1 million for the plaintiffs. After appeals by both parties, the Supreme Court of New Jersey upheld the plaintiffs’ right to a refund of their attorney’s fees and costs of trial, but remanded the issue to the trial court to reconsider the amount of fees using a proportionality analysis of the relationship between the fee requested and the damages recovered. In June 2012, the subsidiary entered into a settlement agreement for and made a payment of $8.5 million. The settlement did not have a significant impact on the Consolidated Statement of Operations for the year ended December 31, 2012.

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guarantees

As of December 31, 2012, the Company has $59.7 million of bank guarantees securing primarily customer prepayments, performance and product warranties. See Note 10, “Debt” for discussion regarding the Company’s letters of credit outstanding as of December 31, 2012.

Minimum Lease Obligations

The Company’s minimum rental obligations under non-cancelable operating leases are as follows:

December 31, 2012
(In thousands)
2013	$30,166
2014	21,324
2015	16,235
2016	10,440
2017	6,639
Thereafter	40,885
Total	$125,689

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2012, 2011 and 2010, the Company’s net rental expense related to operating leases was $39.5 million, $4.9 million and $4.6 million, respectively.

17.	Segment Information

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

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Sales:
Gas and fluid handling	$1,901,132	$693,392	$541,987
Fabrication technology	2,012,724	—	—
Total Net sales	$3,913,856	$693,392	$541,987

Segment operating income (loss)(1):
Gas and fluid handling	$141,524	$86,664	$65,357
Fabrication technology	140,184	—	—
Corporate and other	(81,639)	(51,078)	(20,662)
Total segment operating income	$200,069	$35,586	$44,695

Depreciation and Amortization:
Gas and fluid handling	$112,389	$22,375	$15,823
Fabrication technology	69,708	—	—
Corporate and other	18,303	958	984
Total depreciation and amortization	$200,400	$23,333	$16,807

Capital Expenditures:
Gas and fluid handling	$42,343	$14,420	$12,118
Fabrication technology	41,146	—	—
Corporate and other	97	366	409
Total capital expenditures	$83,586	$14,786	$12,527

________

(1)	The following is a reconciliation of Income before income taxes to segment operating income:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income before income taxes	$48,439	$19,987	$27,688
Interest expense	91,570	5,919	6,684
Restructuring and other related charges	60,060	9,680	10,323
Segment operating income	$200,069	$35,586	$44,695

	Year Ended December 31,
	2012	2011
	(In thousands)
Investment in Equity Method Investees:
Gas and fluid handling	$11,451	$7,680
Fabrication technology	44,106	—
	$55,557	$7,680
Total Assets:
Gas and fluid handling	$3,329,948	$947,773
Fabrication technology	2,565,582	—
Corporate and other	234,197	140,770
	$6,129,727	$1,088,543

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The detail of the Company’s operations by geography and product type is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Sales by Origin:
United States	$789,259	$207,459	$183,803
Foreign locations	3,124,597	485,933	358,184
Total Net sales	$3,913,856	$693,392	$541,987

Net Sales by Major Product:
Gas handling	$1,242,371	$—	$—
Fluid handling	658,761	693,392	541,987
Welding and cutting	2,012,724	—	—
Total Net sales	$3,913,856	$693,392	$541,987

	December 31,
	2012	2011
	(In thousands)
Property, Plant and Equipment, Net:
United States	$127,719	$28,699
Foreign locations	560,851	62,240
Property, plant and equipment, net	$688,570	$90,939

18.	Selected Quarterly Data–(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011.

	Quarter Ended
	March 30, 2012(1)(2)	June 29, 2012(1)(2)	September 28, 2012	December 31, 2012
	(In thousands, except per share data)
Net sales	$886,366	$1,045,653	$954,440	$1,027,397
Gross profit	241,706	314,862	287,987	307,570
Net (loss) income	(100,461)	18,632	14,499	25,066
Net (loss) income attributable to Colfax Corporation common shareholders	(109,332)	7,293	4,022	14,664
Net (loss) income per share – basic	$(1.33)	$0.07	$0.04	$0.14
Net (loss) income per share – diluted	$(1.33)	$0.07	$0.04	$0.13

__________

(1)	Net (loss) income and Net (loss) income per share for the three months ended March 30, 2012 and June 29 2012, include $42.9 million and $0.8 million of pre-tax Charter acquisition-related expense. See Note 4, “Acquisitions” for additional information regarding the Company’s acquisition of Charter.

(2)	Gross profit for the three months ended March 30, 2012 and June 29, 2012 reflects the reclassification of $13.7 million and $13.0 million, respectively, of additional Cost of sales, which was included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations included in the respective quarterly report on Form 10-Q. These amounts were reclassified in order to comply with current period presentation.

COLFAX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended
	April 1, 2011	July 1, 2011	September 30, 2011(1)	December 31, 2011(1)
	(In thousands, except per share data)
Net sales	$158,558	$186,749	$170,294	$177,791
Gross profit	53,254	64,674	60,627	61,544
Net income (loss)	6,555	10,390	3,690	(16,080)
Net income (loss) per share – basic	$0.15	$0.24	$0.08	$(0.37)
Net income (loss) per share – diluted	$0.15	$0.23	$0.08	$(0.37)

__________

(1)	Net income (loss) and Net income (loss) per share for the three months ended September 30, 2011 and December 31, 2011 include $5.7 million and $25.3 million, respectively, of pre-tax Charter acquisition-related expense. See Note 4, “Acquisitions” for additional information regarding the Company’s acquisition of Charter.

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

Changes in Internal Control Over Financial Reporting

The Company completed the Charter Acquisition and the Soldex Acquisition on January 13, 2012 and October 31, 2012, respectively. Management considers these transactions to be material to the Company’s Consolidated Financial Statements and believes that the internal controls and procedures of Charter and Soldex have a material effect on the Company’s internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Charter and Soldex into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include Charter and Soldex. The Company has elected to exclude Charter and Soldex from the scope of its 2012 annual assessment of internal control over financial reporting as provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Other than the Charter Acquisition and the Soldex Acquisition noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the company; and

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, management excluded Charter and Soldex from its assessment, as provided by the Act and the applicable SEC rules and regulations concerning business combinations, because these entities were acquired by Colfax Corporation in January and October 2012, respectively, and the Company has not yet fully incorporated the internal control procedures of these businesses into the Company’s internal control over financial reporting. During the year ended December 31, 2012, Charter and Soldex represented 83% of the Company’s Net sales. See Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements for further discussion regarding these acquisitions.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

Item 9B. Other Information

On February 18, 2013, the Company entered into an amendment to the registration rights agreement, dated May 30, 2003, by the Company and each of Mitchell P. Rales and Steven M. Rales.

The amendment extends the duration of the registration rights period for 18,271,832 shares of Colfax Common stock subject to the agreement until May 8, 2016. In consideration for entering into the amendment, each of Mitchell P. Rales and Steven M. Rales agreed to refrain from exercising their registration rights prior to May 8, 2013, the original expiration date of the registration rights period under the agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2013 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2013 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that applies to all employees, including our principal executive officer, our principal financial and accounting officer or other persons performing similar functions. A copy of the code of ethics is available on our website at www.colfaxcorp.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address above.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2013 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2013 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2013 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2013 Proxy Statement under the captions “Independent Registered Public Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 92 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(b)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2013.

COLFAX CORPORATION

By:	/s/ STEVEN E. SIMMS
Steven E. Simms
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 18, 2013

/s/ STEVEN E. SIMMS
Steven E. Simms
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ C. SCOTT BRANNAN
C. Scott Brannan
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director
/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ CLAY H. KIEFABER
Clay H. Kiefaber
Director

/s/ SAN W. ORR, III
San W. Orr, III
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

COLFAX CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Valuation and Qualifying Accounts	99

EXHIBIT INDEX

Exhibit No.	Description	Location*
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012.

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

3.3	Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

4.1	Specimen Common Stock Certificate

10.1	Colfax Corporation 2008 Omnibus Incentive Plan**

10.2	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.3	Form of Non-Qualified Stock Option Agreement **
10.4	Form of Performance Stock Unit Agreement**
10.5	Form of Outside Director Restricted Stock Unit Agreement (Three Year Vesting)**

10.6	Form of Outside Director Deferred Stock Unit Agreement**

10.7	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock (Three Year Vesting)**

10.8	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.9	Form of Outside Director Non-Qualified Stock Option Agreement**	Incorporated by reference to Exhibit 10.08 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7,2012

10.10	Form of Outside Director Restricted Stock Unit Agreement (One Year Vesting)**	Incorporated by reference to Exhibit 10.09 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7,2012

10.11	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock units (One Year Vesting)**	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7,2012

Exhibit No.	Description	Location*
10.12	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock units
10.13	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013**

10.14	Employment Agreement between Colfax Corporation and Steven E. Simms**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 23, 2012

10.15	Employment Agreement between Colfax Corporation and Clay H. Kiefaber**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on March 28, 2011

10.16	Amendment No. 1 to the Employment Agreement between Colfax Corporation and Clay H. Kiefaber**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on April 23, 2012

10.17	Employment Agreement between Colfax Corporation and C. Scott Brannan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 22, 2010

10.18	Employment Agreement between Colfax Corporation and Daniel A. Pryor**	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.19	Employment Agreement between Colfax Corporation and A. Lynne Puckett**	Incorporated by reference to Exhibit 10.05 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.20	Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.21	Amendment to the Employment Agreement between Colfax Corporation and William E. Roller**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on May 8, 2009

10.22	Letter to William E. Roller**	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-345045), as filed with the Commission on October 27, 2011

Exhibit No.	Description	Location*

10.23	Consulting Agreement between Colfax Corporation and Joseph O. Bunting III**	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on April 23, 2012

10.24	Colfax Corporation Annual Incentive Plan, as amended and restated April 2, 2012**	Filed herewith

10.25	Credit Agreement, dated September 12, 2011, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein	Incorporated by reference to Exhibit 99.6 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.26	Amendment No. 1 to the Credit Agreement, dated January 13, 2012, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 17, 2012

10.27	Share Purchase Agreement, by and among Inversiones Breca S.A. and Colfax Corporation, dated as of May 26, 2012	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 31, 2012

10.28	Amendment No. 1 to the Share Purchase Agreement by and among Inversiones Breca S.A. and Colfax Corporation, dated October 25, 2012	Filed herewith

10.29	Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales

10.30	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Filed herewith

10.31	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.32	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.33	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

Exhibit No.	Description	Location*
10.34	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.35	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

10.36	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

10.37	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

10.38	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS***	XBRL Instance Document	Filed herewith

Exhibit No.	Description	Location*

101.SCH***	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL***	XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

COLFAX CORPORATION AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Charged to Other Accounts(2)	Write-Offs Write-Downs and Deductions	Acquisitions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,578	$13,917	$—	$(192)	$—	$161	$16,464
Allowance for excess slow-moving and obsolete inventory	6,735	3,341	—	(1,001)	—	146	9,221
Valuation allowance for deferred tax assets	79,855	103,785	20,676	—	167,723	—	372,039
Year Ended December 31, 2011:
Allowance for doubtful accounts	$2,562	$112	$—	$(70)	$—	$(26)	$2,578
Allowance for excess slow-moving and obsolete inventory	7,777	181	—	(1,258)	—	35	6,735
Valuation allowance for deferred tax assets	52,891	16,621	10,346	—	—	(3)	79,855
Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,837	$218	$—	$(405)	$—	$(88)	$2,562
Allowance for excess slow-moving and obsolete inventory	8,025	1,942	—	(1,849)	—	(341)	7,777
Valuation allowance for deferred tax assets	45,053	4,407	3,666	(180)	—	(55)	52,891

__________

(1)	Amounts charged to other accounts is net of recoveries for the respective period.

(2)	Represents amount charged to Accumulated other comprehensive loss.

