Form 10-Q
period 2013-03-29
Colfax CORP
filed 2013-04-25
CIK 1420800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2013

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

(301) 323-9000

(Registrant's telephone number, including area code)

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

As of March 29, 2013, there were 94,118,148 shares of the registrant's common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts

(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Net sales	$947,143	$886,366
Cost of sales	656,418	644,660
Gross profit	290,725	241,706
Selling, general and administrative expense	212,478	212,056
Charter acquisition-related expense	—	42,851
Restructuring and other related charges	4,214	8,643
Asbestos coverage litigation expense	1,706	2,287
Operating income (loss)	72,327	(24,131)
Interest expense	23,289	18,982
Income (loss) before income taxes	49,038	(43,113)
Provision for income taxes	16,763	57,348
Net income (loss)	32,275	(100,461)
Less: income attributable to noncontrolling interest, net of taxes	4,640	5,137
Net income (loss) attributable to Colfax Corporation	27,635	(105,598)
Dividends on preferred stock	5,082	3,734
Net income (loss) available to Colfax Corporation common shareholders	$22,553	$(109,332)
Net income (loss) per share- basic and diluted	$0.21	$(1.33)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Dollars in thousands

(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Net income (loss) attributable to Colfax Corporation	$27,635	$(105,598)
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $(149) and $(76)	(132,120)	134,010
Unrealized gain (loss) on hedging activities, net of tax of $(643) and $271	7,764	(7,987)
Amounts reclassified to net income (loss):
Realized gain on hedging activities, net of tax of $0 and $0	—	471
Net pension and other postretirement benefit cost, net of tax of $141 and $144	2,594	2,025
Other comprehensive (loss) income	(121,762)	128,519
Less: other comprehensive (loss) income attributable to noncontrolling interest net of tax of $0 and $0	(3,912)	10,941
Other comprehensive (loss) income attributable to Colfax Corporation	(117,850)	117,578
Comprehensive (loss) income attributable to Colfax Corporation	$(90,215)	$11,980

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share amounts

(Unaudited)

	March 29, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234,825	$482,449
Trade receivables, less allowance for doubtful accounts of $16,296 and $16,464	926,629	873,382
Inventories, net	504,718	493,649
Other current assets	320,370	282,266
Total current assets	1,986,542	2,131,746
Property, plant and equipment, net	676,187	688,570
Goodwill	1,979,066	2,098,836
Intangible assets, net	749,468	779,049
Other assets	455,058	450,086
Total assets	$5,846,321	$6,148,287

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$84,259	$34,799
Accounts payable	705,025	699,626
Accrued liabilities	478,167	447,220
Total current liabilities	1,267,451	1,181,645
Long-term debt, less current portion	1,445,657	1,693,512
Other liabilities	1,068,893	1,116,844
Total liabilities	3,782,001	3,992,001
Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 13,877,552 issued and outstanding	14	14
Common stock, $0.001 par value; 400,000,000 shares authorized; 94,118,148 and 94,067,418 issued and outstanding	94	94
Additional paid-in capital	2,201,262	2,197,694
Accumulated deficit	(116,303)	(138,856)
Accumulated other comprehensive loss	(264,444)	(146,594)
Total Colfax Corporation equity	1,820,623	1,912,352
Noncontrolling interest	243,697	243,934
Total equity	2,064,320	2,156,286
Total liabilities and equity	$5,846,321	$6,148,287

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Dollars in thousands, except share amounts and as noted

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Loss	Interest	Total
Balance at January 1, 2013	94,067,418	$94	13,877,552	$14	$2,197,694	$(138,856)	$(146,594)	$243,934	$2,156,286
Net income	—	—	—	—	—	27,635	—	4,640	32,275
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(965)	(965)
Preferred stock dividend	—	—	—	—	—	(5,082)	—	—	(5,082)
Other comprehensive loss	—	—	—	—	—	—	(117,850)	(3,912)	(121,762)
Common stock-based award activity	50,730	—	—	—	3,568	—	—	—	3,568
Balance at March 29, 2013	94,118,148	$94	13,877,552	$14	$2,201,262	$(116,303)	$(264,444)	$243,697	$2,064,320

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income (loss)	$32,275	$(100,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	33,950	61,804
Stock-based compensation expense	2,783	1,195
Deferred income tax provision	535	49,056
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(65,939)	(66,472)
Inventories, net	(19,168)	(56,062)
Accounts payable	21,290	(12,740)
Changes in other operating assets and liabilities	(19,140)	14,402
Net cash used in operating activities	(13,414)	(109,278)
Cash flows from investing activities:
Purchases of fixed assets, net	(17,975)	(18,898)
Acquisitions, net of cash received	(3,500)	(1,653,756)
Net cash used in investing activities	(21,475)	(1,672,654)
Cash flows from financing activities:
Borrowings under term credit facility	50,861	1,731,523
Payments under term credit facility	(260,633)	(490,349)
Proceeds from borrowings on revolving credit facilities	56,908	12,250
Repayments of borrowings on revolving credit facilities	(47,472)	(51,268)
Payments of deferred loan costs	(2,556)	(4,613)
Proceeds from issuance of common stock, net	785	753,235
Proceeds from issuance of preferred stock, net	—	333,029
Payments of dividend on preferred stock	(5,026)	(2,062)
Net cash (used in) provided by financing activities	(207,133)	2,281,745
Effect of foreign exchange rates on Cash and cash equivalents	(5,602)	5,009
(Decrease) increase in Cash and cash equivalents	(247,624)	504,822
Cash and cash equivalents, beginning of period	482,449	75,108
Cash and cash equivalents, end of period	$234,825	$579,930

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

The Condensed Consolidated Balance Sheet as of December 31, 2012 is derived from the Company's audited financial statements. During the three months ended March 29, 2013, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2012, due to the finalization of the valuation of specific tax items related to the acquisition of Charter International plc ("Charter") by Colfax (the "Charter Acquisition"). See Note 3, "Acquisition" for additional information regarding these adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC's rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), filed with the SEC on February 19, 2013.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which, except as described above, consist solely of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

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

During the three months ended March 29, 2013, Venezuela devalued its currency to an official rate of 6.3 bolivar fuerte ("bolivar") to the U.S. dollar, representing an approximate 32% devaluation of its currency relative to the U.S. dollar. The Company currently considers Venezuela a highly inflationary currency under GAAP. Therefore, financial statements of the Company's Venezuelan operation have been remeasured into its parent's reporting currency, the Colombian peso. Exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates between the bolivar and the Colombian peso and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. As of and for the three months ended March 29, 2013, the Company's Venezuelan operation represented less than 1% of the Company's Total assets and Net sales. The bolivar-denominated monetary net asset position, primarily related to cash and cash equivalents, was $6.3 million in the Condensed Consolidated Balance Sheet as of March 29, 2013. The devaluation of the bolivar and the change to the Colombian peso as the functional currency resulted in a foreign currency transaction loss of $2.9 million recognized in Selling, general and administrative expense for the three months ended March 29, 2013.

The results of operations for the three months ended March 29, 2013 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company's gas- and fluid-handling business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830)” (“ASU No. 2013-05”). ASU No. 2013-05 is intended to clarify the parent’s accounting for the cumulative translation adjustment upon the sale or transfer of a group of assets within a consolidated foreign entity. When a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into Net income. ASU No. 2013-05 further clarifies the cumulative translation adjustment should be released into Net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 also clarifies application of this guidance to step acquisitions. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company will apply the provisions of ASU No. 2013-05 to future sales or transfers of assets of a consolidated foreign entity.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

3. Acquisition

Charter International plc

On January 13, 2012, Colfax completed the acquisition of Charter for a total purchase price of approximately $2.6 billion, comprised of $1.9 billion of cash consideration and $0.7 billion fair value of common stock on the date of acquisition. Charter is a global industrial manufacturing company focused on welding, cutting and automation and air and gas handling.

The Charter Acquisition was accounted for using the acquisition method of accounting. The measurement period was completed during the three months ended March 29, 2013. During the measurement period, the Company retrospectively adjusted provisional amounts with respect to the Charter acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments for the three months ended March 29, 2013 of $23.5 million increased the Goodwill balance and relate to the Company's valuation of specific tax items.

4. Net Income (Loss) Per Share

Net income (loss) per share available to Colfax Corporation common shareholders was computed under the two-class method as follows:

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In thousands, except share data)
Net income (loss) available to Colfax Corporation common shareholders	$22,553	$(109,332)
Less: net income attributable to participating securities(1)	(2,895)	—
	$19,658	$(109,332)
Weighted-average shares of Common stock outstanding-basic	94,227,685	81,927,738
Net effect of potentially dilutive securities(2)	925,814	—
Weighted-average shares of Common stock outstanding-diluted	95,153,499	81,927,738
Net income (loss) per share - basic and diluted	$0.21	$(1.33)

(1)	Net income (loss) per share was calculated consistent with the two-class method in accordance with GAAP as the shares of the Company's Series A Preferred Stock are considered participating securities.

(2)	Potentially dilutive securities consist of stock options and restricted stock units.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 29, 2013 and March 30, 2012 excludes approximately 1.0 million and 2.1 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three months ended March 29, 2013, Income before income taxes was $49.0 million and the Provision for income taxes was $16.8 million. The effective tax rate of 34.2% for the three months ended March 29, 2013 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2013.

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

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6. Equity

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss income including current period reclassifications out of Accumulated other comprehensive loss for the three months ended March 29, 2013. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Hedging Activities	Total
	(In thousands)

Beginning Balance	$(247,332)	$104,718	$(3,980)	$(146,594)
Other comprehensive (loss) income before reclassifications:
Currency translation adjustment	—	(123,348)	—	(123,348)
Loss on long-term intra-entity foreign currency transactions	—	(4,875)	—	(4,875)
Gain on net investment hedges	—	—	11,467	11,467
Unrealized loss on cash flow hedges	—	—	(3,688)	(3,688)
Other comprehensive (loss) income before reclassifications	—	(128,223)	7,779	(120,444)
Amounts reclassified from Accumulated other comprehensive loss	2,594	—	—	2,594
Net current period other comprehensive income (loss)	2,594	(128,223)	7,779	(117,850)
Ending balance	$(244,738)	$(23,505)	$3,799	$(264,444)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the three months ended March 29, 2013 is as follows:

	Amounts Reclassified From Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)
Pension and other post-retirement benefit cost:
Amortization of net loss (2)	$2,673	$(141)	$2,532
Amortization of prior service cost (2)	62	—	62
	$2,735	$(141)	$2,594

(1)	Included in Selling, general and administrative expense and Cost of sales in the Condensed Consolidated Statement of Operations.
(2)	Included in the computation of net periodic benefit cost in Selling, general and administrative expense and Cost of sales in the Condensed Consolidated Statement of Operations. See Note 10, "Net Periodic Benefit Cost- Defined Benefit Plans" for additional details.

During the three months ended March 29, 2013, Noncontrolling interest decreased by $3.9 million due to Other comprehensive loss, primarily due to currency translation adjustment.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7. Inventories, Net

Inventories, net consisted of the following:

	March 29,	December 31,
	2013	2012
	(In thousands)
Raw materials	$157,439	$154,771
Work in process	112,016	99,459
Finished goods	258,716	263,211
	528,171	517,441
Less: customer progress billings	(10,953)	(14,571)
Less: allowance for excess, slow-moving and obsolete inventory	(12,500)	(9,221)
Inventories, net	$504,718	$493,649

8. Debt

Long-term debt consisted of the following:

	March 29,	December 31,
	2013	2012
	(In thousands)
Term loans	$1,474,346	$1,682,177
Revolving credit facilities and other	55,570	46,134
Total Debt	1,529,916	1,728,311
Less: current portion	(84,259)	(34,799)
Long-term debt	$1,445,657	$1,693,512

On February 22, 2013, the Company entered into the Second Amendment to its credit agreement (the "Deutsche Bank Credit Agreement"), by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Second Amendment”). Pursuant to the Second Amendment, the Company amended its credit agreement to, among other things, (i) reallocate the borrowing capacities of the tranches of loans as follows: a $408.7 million term A-1 facility, a $380 million term A-2 facility, a €157.6 million term A-3 facility, a €105.3 million term A-4 facility, a $400 million term B facility and two revolving credit subfacilities which total $500 million in commitments, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% to 2.50% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio, (iii) provide for an interest rate margin on the term A-3 facility and the term A-4 facility ranging from 1.50% to 2.25% per annum for base rate loans and 2.50% to 3.25% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio and (iv) provide for an interest rate margin on the term B facility of 1.50% per annum for base rate loans and 2.50% per annum for Eurocurrency rate loans. In conjunction with the Second Amendment, the Company recorded a charge to Interest expense in the Condensed Consolidated Statement of Operations for the three months ended March 29, 2013 of $2.6 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.5 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $46.8 million and deferred financing fees of $17.9 million included in its Condensed Consolidated Balance Sheet as of March 29, 2013, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of March 29, 2013, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 2.81% and there was $491.9 million available on the revolving credit subfacilities, including $191.9 million available on a letter of credit sub-facility.

The Company is also party to additional letter of credit facilities with total capacity of $538.7 million, of which $328.9 million was outstanding as of March 29, 2013.

As of March 29, 2013, the Company is in compliance with the covenants under the Deutsche Bank Credit Agreement.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 29, 2013	December 31, 2012
	(In thousands)
Accrued payroll	$102,709	$99,583
Advance payment from customers	81,142	61,431
Accrued taxes	44,447	34,165
Accrued asbestos-related liability	62,617	58,501
Warranty liability - current portion	32,744	35,678
Accrued restructuring liability - current portion	19,344	25,406
Accrued third-party commissions	10,736	12,320
Other	124,428	120,136
Accrued liabilities	$478,167	$447,220

Warranty Liability

The activity in the Company's warranty liability consisted of the following:

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In thousands)
Warranty liability, beginning of period	$40,437	$2,987
Accrued warranty expense	2,123	3,243
Changes in estimates related to pre-existing warranties	—	198
Cost of warranty service work performed	(3,796)	(8,317)
Acquisitions	—	45,731
Foreign exchange translation effect	(1,001)	176
Warranty liability, end of period	$37,763	$44,018

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Accrued Restructuring Liability

The Company's restructuring programs include a series of restructuring actions at its fluid-handling operations beginning in 2009 and ongoing initiatives as a result of the Charter Acquisition as well as efforts to reduce the structural costs and rationalize the corporate overhead of the combined businesses.

A summary of the activity in the Company's restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 29, 2013
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,060	$1,273	$(2,221)	$(10)	$2,102
Facility closure costs(2)	1,177	—	(148)	(69)	960
Other related charges	—	—	—	—	—
	4,237	1,273	(2,369)	(79)	3,062
Fabrication Technology:
Termination benefits(1)	14,637	1,472	(5,581)	9	$10,537
Facility closure costs(2)	6,925	857	(1,697)	13	6,098
Other related charges	33	612	(599)	—	46
	21,595	2,941	(7,877)	22	16,681
Corporate and Other:
Termination benefits(1)	—	—	—	—	—
Facility closure costs(2)	1,522	—	(41)	(100)	1,381
Other related charges	—	—	—	—	—
	1,522	—	(41)	(100)	1,381
	$27,354	$4,214	$(10,287)	$(157)	$21,124

(1)	Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.
(2)	Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities.
(3)	As of March 29, 2013, $19.3 million and $1.8 million of the Company's restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur Restructuring and other related charges of approximately $30 million during the remainder of 2013 related to these restructuring activities.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

10. Net Periodic Benefit Cost-Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the defined benefit pension plans and the Company's other post-retirement employee benefit plans:

	Three Months Ended
	March 29, 2013	March 30, 2012
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$—	$—
Interest cost	4,324	4,685
Expected return on plan assets	(6,191)	(6,031)
Amortization	1,964	1,746
Net periodic benefit cost	$97	$400

Pension Benefits-Non U.S. Plans:
Service cost	$960	$833
Interest cost	7,586	7,954
Expected return on plan assets	(4,701)	(4,759)
Amortization	595	190
Net periodic benefit cost	$4,440	$4,218

Other Post-Retirement Benefits:
Service cost	$107	$39
Interest cost	172	326
Amortization	176	233
Net periodic benefit cost	$455	$598

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's debt of $1.5 billion and $1.7 billion as of March 29, 2013 and December 31, 2012, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

A summary of the Company's assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	March 29, 2013
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$27,835	$—	$—	$27,835
Foreign currency contracts related to sales - designated as hedges	—	4,432	—	4,432
Foreign currency contracts related to sales - not designated as hedges	—	2,418	—	2,418
Foreign currency contracts related to purchases - designated as hedges	—	698	—	698
Foreign currency contracts related to purchases - not designated as hedges	—	2,111	—	2,111
Deferred compensation plans	—	2,651	—	2,651
	$27,835	$12,310	—	$40,145

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$5,783	$—	$5,783
Foreign currency contracts related to sales - not designated as hedges	—	3,030	—	3,030
Foreign currency contracts related to purchases - designated as hedges	—	462	—	462
Foreign currency contracts related to purchases - not designated as hedges	—	1,472	—	1,472
Deferred compensation plans	—	2,651	—	2,651
Liability for contingent payments	—	—	3,263	3,263
	$—	$13,398	$3,263	$16,661

	December 31, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$133,878	$—	$—	$133,878
Foreign currency contracts related to sales - designated as hedges	—	6,832	—	6,832
Foreign currency contracts related to sales - not designated as hedges	—	2,249	—	2,249
Foreign currency contracts related to purchases - designated as hedges	—	213	—	213
Foreign currency contracts related to purchases - not designated as hedges	—	1,077	—	1,077
Deferred compensation plans	—	2,542	—	2,542
	$133,878	$12,913	—	$146,791

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,024	$—	$1,024
Foreign currency contracts related to sales - not designated as hedges	—	1,693	—	1,693
Foreign currency contracts related to purchases - designated as hedges	—	896	—	896
Foreign currency contracts related to purchases - not designated as hedges	—	1,062	—	1,062
Deferred compensation plans	—	2,542	—	2,542
Liability for contingent payments	—	—	6,517	6,517
	$—	$7,217	$6,517	$13,734

There were no transfers in or out of Level One, Two or Three during the three months ended March 29, 2013.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Foreign Currency Contracts. As of March 29, 2013 and December 31, 2012, the Company had foreign currency contracts with the following notional values:

	March 29, 2013	December 31, 2012
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$293,060	$301,185
Foreign currency contracts sold - designated as hedges	220,541	238,537
Foreign currency contracts purchased - not designated as hedges	140,926	121,741
Foreign currency contracts purchased - designated as hedges	56,239	37,065
Total foreign currency derivatives	$710,766	$698,528

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In thousands)
Contracts Designated as Hedges:
Interest Rate Swap:
Realized loss	$—	$(471)
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(997)	1,309
Realized loss	(3,857)	(755)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized loss	(943)	(606)
Realized gain (loss)	1,661	(90)
Unrealized gain (loss) on net investment hedges	5,696	(9,879)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - acquisition-related:
Realized loss	—	(7,177)
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	1,244	3,236
Realized (loss) gain	(2,412)	977
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized loss	(910)	(2,493)
Realized gain	1,534	117

Liability for Contingent Payments

The Company's liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisition of COT-Puritech in December of 2011, which are subject to the achievement of certain performance goals, and is included in Other liabilities in the Consolidated Balance Sheets. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company's internal model and projections and is included in Level Three of the fair value hierarchy. Accretion is recognized in Interest expense in the Consolidated Statements of Operations and realized or unrealized gains or losses are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations.

A summary of activity in the Company's liability for contingent payments during the three months ended March 29, 2013 is as follows:

(In thousands)
Balance, December 31, 2012	$6,517
Interest accretion	246
Cash payment	(3,500)
Balance, March 29, 2013	$3,263

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

12. Commitments and Contingencies

For further description of the Company's litigation and contingencies, reference is made to Note 16, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(Number of claims)
Claims unresolved, beginning of period	23,523	25,281
Claims filed(2)	1,225	1,078
Claims resolved(3)	(1,555)	(915)
Claims unresolved, end of period	23,193	25,444

(1)	Excludes claims filed by one legal firm that have been “administratively dismissed”.
(2)	Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3)	Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company's Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	March 29,	December 31,
	2013	2012
	(In thousands)
Current asbestos insurance asset(1)	$35,379	$35,566
Current asbestos insurance receivable(1)	43,433	36,778
Long-term asbestos insurance asset(2)	308,329	315,363
Long-term asbestos insurance receivable(2)	7,063	7,063
Accrued asbestos liability(3)	62,617	58,501
Long-term asbestos liability(4)	368,522	375,493

(1)	Included in Other current assets in the Condensed Consolidated Balance Sheets.
(2)	Included in Other assets in the Condensed Consolidated Balance Sheets.
(3)	Represents current reserves for probable and reasonably estimable asbestos-related liability cost that the Company believes the subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company's insurers, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
(4)	Included in Other liabilities in the Condensed Consolidated Balance Sheets.

Management's analyses are based on currently known facts and a number of assumptions. However, projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded which could materially affect the Company's financial condition, results of operations or cash flow.

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

COLFAX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

13. Segment Information

The Company conducts its operations through three operating segments: gas handling, fluid handling and fabrication technology. The gas-handling and fluid-handling operating segments are aggregated into a single reportable segment. A description of the Company's reportable segments is as follows:

▪	Gas & Fluid Handling - a global supplier of a broad range of gas- and fluid-handling products, including pumps, fluid-handling systems and controls, specialty valves, heavy-duty centrifugal and axial fans, rotary heat exchangers and gas compressors, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and

▪	Fabrication Technology - a global supplier of welding equipment and consumables, cutting equipment and consumables and automated welding and cutting systems.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company's management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before Restructuring and other related charges.

The Company's segment results were as follows:

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In thousands)
Net sales:
Gas and fluid handling	$425,105	$425,331
Fabrication technology	522,038	461,035
	$947,143	$886,366
Segment operating income (loss)(1):
Gas and fluid handling	$42,488	$19,808
Fabrication technology	44,468	16,996
Corporate and other	(10,415)	(52,292)
	$76,541	$(15,488)

(1)	The following is a reconciliation of Income (loss) before income taxes to segment operating income (loss):

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In thousands)
Income (loss) before income taxes	$49,038	$(43,113)
Interest expense	23,289	18,982
Restructuring and other related charges	4,214	8,643
Segment operating income (loss)	$76,541	$(15,488)

14. Subsequent Event

On April 23, 2013, the Company and BDT CF Acquisition Vehicle, LLC amended the Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation to eliminate the right of the Series A Preferred Stock to share proportionately in any dividends or distributions made in respect of our Common stock. BDT CF Acquisition Vehicle, LLC is the sole holder of all issued and outstanding shares of the Company's Series A Preferred Stock. Effective April 23, 2013, the Company's Series A Preferred Stock is no longer considered a participating security and Net income per share - diluted will be calculated under the "if-converted" method. There is no cash impact of this change as the Company has not declared any dividends on Common stock since the Charter Acquisition and has no current intention of declaring one.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our ability to successfully integrate Charter International plc (“Charter”);

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and United States ("U.S.") sanctions and embargoes on certain foreign countries;

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	failure to maintain and protect our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our credit agreement with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein (the “Deutsche Bank Credit Agreement”) that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2012 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2012 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

We report our operations through the following reportable segments:

•	Gas & Fluid Handling - a global supplier of a broad range of gas- and fluid-handling products, including pumps, fluid-handling systems and controls, specialty valves, heavy-duty centrifugal and axial fans, rotary heat exchangers and gas compressors, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and

•	Fabrication Technology - a global supplier of welding equipment and consumables, cutting equipment and consumables and automated welding and cutting systems.

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

We employ a comprehensive set of tools that we refer to as the Colfax Business System ("CBS"). CBS, modeled on the Danaher Business System, is our business management system. It is a repeatable, teachable process that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. CBS provides the tools and techniques to ensure that we are continuously improving our ability to meet or exceed customer requirements on a consistent basis.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the first quarters of 2013 and 2012 is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the gas- and fluid-handling segment, where this information is relevant. The change in Net sales due to acquisitions represents the change in sales due to the following acquisitions:

On January 13, 2012, Colfax completed the acquisition of Charter (the "Charter Acquisition") for a total purchase price of approximately $2.6 billion. Charter is a global industrial manufacturing company focused on welding, cutting and automation and air and gas handling. The impact of the additional 12 days of operations is included in the change in Net sales due to acquisitions.

On October 31, 2012, Colfax completed the acquisition of approximately 91% of the outstanding common and investment shares of Soldex S.A. (“Soldex”) for approximately $186.1 million. Soldex is organized under the laws of Peru and complements our existing fabrication technology segment by supplying welding products from its plants in Colombia and Peru.

On September 13, 2012, Colfax completed the acquisition of the Co-Vent Group Inc. (“Co-Vent”) for $32.3 million. Co-Vent specializes in the custom design, manufacture, and testing of industrial fans, with its primary operations based in Quebec, Canada. As a result of this acquisition, Colfax has expanded its product offerings in the industrial fan market.

In May 2012, Colfax acquired the remaining 83.7% of CJSC Sibes (“Sibes”) not already owned by its ESAB business for approximately $8.5 million, including the assumption of debt. Sibes is a leading supplier of welding electrodes to customers in Eastern Russia and strengthens ESAB's position in the attractive Russian welding consumables market, particularly in the energy and natural resources end markets.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 79% for the first quarter of 2013, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales increased from Net sales of $886.4 million in the first quarter of 2012 to $947.1 million in the first quarter of 2013. The following tables present components of our consolidated Net sales and, for our gas- and fluid-handling segment, order and backlog growth:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the three months ended March 30, 2012	$886.4		$497.5		$1,372.8
Components of Change:
Existing businesses(2)	(24.0)	(2.7)%	(21.5)	(4.3)%	59.0	4.3%
Acquisitions(3)	105.2	11.9%	33.5	6.7%	19.8	1.4%
Foreign currency translation(4)	(20.5)	(2.4)%	(7.4)	(1.5)%	(8.2)	(0.6)%
	60.7	6.8%	4.6	0.9%	70.6	5.1%
As of and for the three months ended March 29, 2013	$947.1		$502.1		$1,443.4

(1)	Represents contracts for products or services, net of cancellations for the period for our gas- and fluid-handling operating segment.
(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3)	Represents the incremental sales, orders and order backlog as a result of our acquisitions of Charter, Soldex and Co-Vent. The impact related to the Charter Acquisition represents 12 days of activity for ESAB and Howden as the acquisition closed on January 13, 2012.
(4)	Represents the difference between prior year sales and orders valued at the actual prior year foreign exchange rates and prior year sales and orders valued at current year foreign exchange rates.

The decrease in Net sales from existing businesses was attributable to decreases of $7.1 million and $16.9 million in our gas- and fluid-handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the first quarter of 2013 in comparison to the first quarter of 2012 due to declines in the oil, gas and petrochemical, general industrial and other and mining end markets, partially offset by increased demand in the power generation and marine end markets.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In millions)
Gas and Fluid Handling	$425.1	$425.3
Fabrication Technology	522.0	461.1
Total Net sales	$947.1	$886.4

Gas and Fluid Handling

We design, manufacture, install and maintain gas- and fluid-handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other. Our gas-handling products are principally marketed under the Howden brand name. Howden's primary products are heavy-duty fans, rotary heat exchangers and compressors. The fans and heat exchangers are used in coal-fired and other types of power stations, both in combustion and emissions control applications, underground mines, steel sintering plants and other industrial facilities that require movement of large volumes of air in harsh applications. Howden's compressors are mainly used in the oil, gas and petrochemical end market. Our fluid-handling products are marketed by Colfax Fluid Handling under a portfolio of brands including Allweiler, Baric, Fairmount Automation, Houttuin, Imo, LSC, COT-Puritech, Portland Valve, Tushaco, Warren and Zenith. Colfax Fluid Handling is a supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves.

The following table summarizes the selected financial data for our gas- and fluid-handling segment:

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(Dollars in millions)
Net sales	$425.1	$425.3
Gross profit	127.0	123.2
Gross profit margin	29.9%	29.0%
Restructuring and other related charges	$1.3	$0.8
Selling, general and administrative expense	82.8	101.1
Selling, general and administrative expense as a percentage of Net sales	19.5%	23.8%
Segment operating income	$42.5	$19.8
Segment operating income margin	10.0%	4.7%

The $7.1 million Net sales decline due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the first quarter of 2013 in comparison to the first quarter of 2012 was primarily due to declines in the oil, gas and petrochemical and general industrial and other end markets. Additionally, Net sales increased by $15.1 million due to acquisition-related growth, including 12 additional days of activity in Howden, which was partially offset by a decrease of $8.2 million due to changes in foreign exchange rates. Selling, general and administrative expense for the first quarter of 2013 decreased compared to the first quarter of 2012 primarily due to a decrease of $12.3 million in acquisition-related amortization expense. Additionally, $4.5 million of acquisition-related amortization expense was reflected in Gross profit for the first quarter of 2012.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. Our fabrication technology products are principally marketed under the ESAB brand name, which we believe is a leading international welding company with roots dating back to the invention of the welding electrode. ESAB's comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes. ESAB's fabrication technology equipment ranges from portable units to large custom systems. Products are sold into a wide range of end markets, including wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

The following table summarizes the selected financial data for our fabrication technology segment:

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(Dollars in millions)
Net sales	$522.0	$461.1
Gross profit	163.7	118.5
Gross profit margin	31.4%	25.7%
Restructuring and other related charges	$2.9	$6.1
Selling, general and administrative expense	119.2	101.5
Selling, general and administrative expense as a percentage of Net sales	22.8%	22.0%
Segment operating income	$44.5	$17.0
Segment operating income margin	8.5%	3.7%

The $60.9 million sales increase was primarily the result of acquisition-related growth of $90.1 million, including 12 additional days of activity in ESAB. The $16.9 million sales decline due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during the first quarter of 2013 in comparison to the first quarter of 2012 was primarily the result of decreases in consumable volumes in Europe, India and North America. Gross profit and gross profit margin for the first quarter of 2012 were impacted by acquisition-related amortization expense of $17.0 million. In the first quarter of 2013, Gross profit and gross profit margin were favorably impacted by the fixed costs eliminated by seven manufacturing sites closed in 2012 and the higher gross profit margins at Soldex. Additionally, Selling, general and administrative expense increased by $10.1 million due to the acquisition of Soldex. This amount includes the impact of the devaluation of the Venezuelan bolivar fuerte, which resulted in a foreign currency transaction loss of $2.9 million recognized in Selling, general and administrative expense for the first quarter of 2013. Selling, general and administrative expense was also impacted by the inclusion of an additional 12 days of operations in 2013 compared to the first quarter of 2012. See Note 1, "General" in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional discussion regarding the devaluation of the Venezuelan bolivar fuerte.

Gross Profit - Total Company

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In millions)
Gross profit	$290.7	$241.7
Gross profit margin	30.7%	27.3%

The $49.0 million increase in Gross profit during the first quarter of 2013 in comparison to the first quarter of 2012 was attributable to increases of $3.8 million in our gas- and fluid-handling segment and $45.2 million in our fabrication technology segment. Gross profit and gross profit margin increased during the first quarter of 2013 primarily due to $21.4 million of acquisition-related inventory step-up expense incurred in the first quarter of 2012. The improvement in gross profit margin during the period was also due to the impact of our cost reduction efforts. Changes in foreign exchange rates had a $4.0 million negative impact on Gross profit in comparison to the first quarter of 2012.

Operating Expenses - Total Company

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In millions)
Selling, general and administrative expense	$212.5	$212.1
Selling, general and administrative expense as a percentage of Net sales	22.4%	23.9%
Charter acquisition-related expense	—	42.9
Restructuring and other related charges	4.2	8.6
Asbestos coverage litigation expense	1.7	2.3

Selling, general and administrative expense increased $0.4 million during the first quarter of 2013 in comparison to the first quarter of 2012, primarily due to the additional 12 days of operations related to the entities acquired as part of the Charter Acquisition and the acquisition of Soldex, partially offset by a decrease in acquisition-related amortization expense of $12.3 million. During the first quarter of 2012, we incurred $42.9 million of advisory, legal, valuation and other professional service fees and realized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition. Restructuring and other related charges decreased in the first quarter of 2013 in comparison to the first quarter of 2012 primarily as a result of the completion of several substantial cost reduction programs in the fabrication technology segment. Additionally, Asbestos coverage litigation expense decreased in the first quarter of 2013 primarily due to the fact that the first quarter of 2012 reflects the cost of preparing our appeals submissions related to a case decided by the trial court during 2011 and depositions and preparation for the trial related to the other subsidiary's coverage which ended in the fourth quarter of 2012.

Interest Expense- Total Company

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In millions)
Interest expense	$23.3	$19.0

The increase in Interest expense during the first quarter of 2013 in comparison to the first quarter of 2012 was attributable primarily to $3.1 million of charges related to the Second Amendment to the Deutsche Bank Credit Agreement, as defined and further discussed under “—Liquidity and Capital Resources—Borrowing Arrangements” below.

Provision for Income Taxes - Total Company

The effective tax rate for the first quarter of 2013 was 34.2%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2013.

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

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities, borrowings under our bank credit facilities and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, asbestos-related cash outflows and funding of our pension plans. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Borrowing Arrangements

On February 22, 2013, Colfax entered into the Second Amendment to the Deutsche Bank Credit Agreement, as amended, by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Second Amendment”). Pursuant to the Second Amendment, the Company amended its credit agreement to, among other things, (i) reallocate the borrowing capacities of the tranches of loans as follows: a $408.7 million term A-1 facility, a $380 million term A-2 facility, a €157.6 million term A-3 facility, a €105.3 million term A-4 facility, a $400 million term B facility and two revolving credit subfacilities which total $500 million in commitments, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% to 2.50% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio, (iii) provide for an interest rate margin on the term A-3 facility and the term A-4 facility ranging from 1.50% to 2.25% per annum for base rate loans and 2.50% to 3.25% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio and (iv) provide for an interest rate margin on the term B facility of 1.50% per annum for base rate loans and 2.50% per annum for Eurocurrency rate loans. Other amendments and modifications are more fully set forth in the full text of the Second Amendment. In conjunction with the modification to our debt in the Second Amendment, the Company recorded a charge to Interest expense of $2.6 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.5 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $46.8 million and deferred financing fees of $17.9 million subsequent to the debt modification which will be accreted to Interest expense primarily using the effective interest method, over the life of the amended Deutsche Bank Credit Agreement. As of March 29, 2013, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 2.81% and there was $491.9 million available on the revolving credit subfacilities, including $191.9 million available on a letter of credit sub-facility.

The Company is also party to additional letter of credit facilities with total capacity of $538.7 million, of which $328.9 million was outstanding as of March 29, 2013.

In connection with the Second Amendment, the Company has pledged substantially all of its domestic subsidiaries' assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company's obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company's ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.25 to 1.0, measured at the end of each quarter, through the year ended December 31, 2013. The minimum interest coverage ratio increases by 25 basis points each year until it reaches 3.0 to 1.0 for the year ended December 31, 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ended December 31, 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for the year ended December 31, 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. There were no material changes to the covenants in the Second Amendment to the Deutsche Bank Credit Agreement. The Company is in compliance with all such covenants as of March 29, 2013. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of March 29, 2013, we had $234.8 million of Cash and cash equivalents, a decrease of $247.6 million from $482.4 million as of December 31, 2012. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(In millions)
Net cash used in operating activities	$(13.4)	$(109.3)

Purchases of fixed assets, net	(18.0)	(18.9)
Acquisitions, net of cash received	(3.5)	(1,653.8)
Net cash used in investing activities	(21.5)	(1,672.7)

(Repayments) proceeds from borrowings, net	(200.3)	1,202.2
Proceeds from issuance of common stock, net	0.8	753.2
Proceeds from issuance of preferred stock, net	—	333.0
Other sources, net	(7.6)	(6.7)
Net cash (used in) provided by financing activities	(207.1)	2,281.7

Effect of exchange rates on cash and cash equivalents	(5.6)	5.1

(Decrease) increase in cash and cash equivalents	$(247.6)	$504.8

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•	Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $13.9 million and $10.0 million during the first quarters of 2013 and 2012, respectively.

•	Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the first quarters of 2013 and 2012, cash contributions for defined benefit plans were $13.4 million and $28.2 million, respectively. The first quarter of 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of the financing of the Charter Acquisition.

•	During the first quarters of 2013 and 2012, cash payments of $10.3 million and $9.5 million, respectively, were made related to our restructuring initiatives. Additionally, during the first quarter of 2012 cash payments of approximately $35.2 million were made for advisory, legal, valuation and other professional service fees related to the Charter Acquisition.

•	Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the first quarter of 2013, net working capital increased, primarily due to an increase in receivable and inventory levels partially offset by an increase in payables, which reduced our cash flows from operating activities. During the first quarter of 2012, net working capital increased, primarily due to an increase in inventory and receivable levels, which reduced our cash flows from operating activities.

There were significant investing activities associated with the Charter Acquisition. The cash cost of the Charter Acquisition, net of cash acquired, was approximately $1.7 billion completed in the first quarter of 2012.

Cash flows from financing activities for the first quarter of 2013 were impacted by the Second Amendment to the Deutsche Bank Credit Agreement further discussed above under "—Borrowing Arrangements."

Cash flows from financing activities for the first quarter of 2012 were significantly impacted by the Charter Acquisition. We raised $805.0 million of cash from sales of our equity securities to BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), Steven and Mitchell Rales, and Markel Corporation ("Markel"), and $293 million in a primary offering settled in March 2012. Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales, were each beneficial owners of 20.9% of Colfax’s Common stock at the time of the sale. Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel. We borrowed approximately $1.8 billion of term loans, $35 million of which was repaid in March 2012. The additional payment of borrowings under term loans of $455 million primarily represent the repayment of borrowings under our Bank of America Credit Agreement, in conjunction with the financing of the Charter Acquisition.

Our Cash and cash equivalents as of March 29, 2013 includes $228.8 million held in jurisdictions outside the U.S., which may be subject to tax penalties and other restrictions if repatriated into the U.S.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant additions to the methods, estimates and judgments from those included in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, all of our borrowings as of March 29, 2013 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the first quarter of 2013 would have increased Interest expense by approximately $4.2 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the first quarter of 2013, approximately 79% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The euro denominated term A-3 and term A-4 facilities under the Deutsche Bank Credit Agreement (the “Term Loans A-3 and A-4”), provide a natural hedge to a portion of our European net asset position. See Note 8, “Debt” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our debt facilities. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company's Term Loans A-3 and A-4, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of March 29, 2013 (net of the translation effect of our Term Loans A-3 and A-4) would result in a reduction in Equity of approximately $150 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of March 29, 2013, we had no open commodity futures contracts.

See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 12, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 23, 2013, the Company and BDT CF Acquisition Vehicle, LLC amended the Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation to eliminate the right of the Series A Preferred Stock to share proportionately in any dividends or distributions made in respect of our Common stock. BDT CF Acquisition Vehicle, LLC is the sole holder of all issued and outstanding shares of the Company's Series A Preferred Stock. Effective April 23, 2013, the Company's Series A Preferred Stock is no longer considered a participating security and Net income per share - diluted will be calculated under the "if-converted" method. There is no cash impact of this change as the Company has not declared any dividends on Common stock since the Charter Acquisition and has no current intention of declaring one.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

3.03	Amended and Restated Certificate of Designations of Series A Perpetual Convertible Preferred Stock.

10.01***	Second Amendment to the Credit Agreement, dated February 22, 2013, by and among the Colfax Corporation, Colfax Holdings UK Ltd, the other subsidiaries of Colfax Corporation party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.

10.02****	Amendment No. 1 to the Registration Rights Agreement by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales dated February 18, 2013.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*****	XBRL Instance Document

101.SCH*****	XBRL Taxonomy Extension Schema Document

101.CAL*****	XBRL Extension Calculation Linkbase Document

101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to Exhibit 3.01 to Colfax Corporation's Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

** Incorporated by reference to Exhibit 3.2 to Colfax Corporation's Form 8-K (File No. 001-34045) as filed with the SEC on May 8, 2008.

*** Incorporated by reference to Exhibit 10.1 to Colfax Corporation's Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2013.

**** Incorporated by reference to Exhibit 10.30 to Colfax Corporation's Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013.

***** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ STEVEN E. SIMMS	President and Chief Executive Officer	April 25, 2013
Steven E. Simms	(Principal Executive Officer)

/s/ C. SCOTT BRANNAN	Senior Vice President, Finance and	April 25, 2013
C. Scott Brannan	Chief Financial Officer (Principal Financial and Accounting Officer)

