Form 10-Q
period 2013-06-28
Colfax CORP
filed 2013-07-25
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2013
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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 28, 2013, there were 101,785,010 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Net sales	$1,074,118	$1,045,653	$2,021,261	$1,932,019
Cost of sales	736,296	730,791	1,392,714	1,375,451
Gross profit	337,822	314,862	628,547	556,568
Selling, general and administrative expense	221,225	231,992	433,703	444,048
Charter acquisition-related expense	—	766	—	43,617
Restructuring and other related charges	4,477	18,558	8,691	27,201
Asbestos coverage litigation expense	468	3,240	2,174	5,527
Operating income	111,652	60,306	183,979	36,175
Interest expense	18,054	25,741	41,343	44,723
Income (loss) before income taxes	93,598	34,565	142,636	(8,548)
Provision for income taxes	26,398	15,933	43,161	73,281
Net income (loss)	67,200	18,632	99,475	(81,829)
Less: income attributable to noncontrolling interest, net of taxes	8,808	6,266	13,448	11,403
Net income (loss) attributable to Colfax Corporation	58,392	12,366	86,027	(93,232)
Dividends on preferred stock	5,086	5,073	10,168	8,807
Net income (loss) available to Colfax Corporation common shareholders	$53,306	$7,293	$75,859	$(102,039)
Net income (loss) per share- basic	$0.53	$0.07	$0.75	$(1.16)
Net income (loss) per share- diluted	$0.52	$0.07	$0.74	$(1.16)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income (loss) attributable to Colfax Corporation	$58,392	$12,366	$86,027	$(93,232)
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $(475), $136, $(624) and $60	(41,833)	(111,680)	(173,953)	22,330
Unrealized (loss) gain on hedging activities, net of tax of $0, $(463), $(643) and $(192)	(4,339)	6,028	3,425	(1,959)
Amounts reclassified to net income (loss):
Realized gain on hedging activities, net of tax of $0, $0, $0 and $0	—	—	—	471
Net pension and other postretirement benefit cost, net of tax of $213, $(35), $354 and $109	2,563	2,133	5,157	4,158
Other comprehensive (loss) income	(43,609)	(103,519)	(165,371)	25,000
Less: other comprehensive loss attributable to noncontrolling interest net of tax of $0, $0, $0 and $0	(8,586)	(12,271)	(12,498)	(1,330)
Other comprehensive (loss) income attributable to Colfax Corporation	(35,023)	(91,248)	(152,873)	26,330
Comprehensive income (loss) attributable to Colfax Corporation	$23,369	$(78,882)	$(66,846)	$(66,902)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	June 28, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$587,937	$482,449
Trade receivables, less allowance for doubtful accounts of $18,649 and $16,464	933,706	873,382
Inventories, net	467,272	493,649
Other current assets	298,026	282,266
Total current assets	2,286,941	2,131,746
Property, plant and equipment, net	661,329	688,570
Goodwill	1,975,824	2,098,836
Intangible assets, net	720,734	779,049
Other assets	449,572	450,086
Total assets	$6,094,400	$6,148,287

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$95,029	$34,799
Accounts payable	714,406	699,626
Accrued liabilities	439,541	447,220
Total current liabilities	1,248,976	1,181,645
Long-term debt, less current portion	1,410,913	1,693,512
Other liabilities	1,030,445	1,116,844
Total liabilities	3,690,334	3,992,001
Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 13,877,552 issued and outstanding	14	14
Common stock, $0.001 par value; 400,000,000 shares authorized; 101,785,010 and 94,067,418 issued and outstanding	102	94
Additional paid-in capital	2,526,645	2,197,694
Accumulated deficit	(62,997)	(138,856)
Accumulated other comprehensive loss	(299,467)	(146,594)
Total Colfax Corporation equity	2,164,297	1,912,352
Noncontrolling interest	239,769	243,934
Total equity	2,404,066	2,156,286
Total liabilities and equity	$6,094,400	$6,148,287

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount	Shares	$ Amount
Balance at January 1, 2013	94,067,418	$94	13,877,552	$14	$2,197,694	$(138,856)	$(146,594)	$243,934	$2,156,286
Net income	—	—	—	—	—	86,027	—	13,448	99,475
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(5,115)	(5,115)
Preferred stock dividend	—	—	—	—	—	(10,168)	—	—	(10,168)
Other comprehensive loss	—	—	—	—	—	—	(152,873)	(12,498)	(165,371)
Common stock issuances, net of costs of $12.0 million	7,500,000	8	—	—	319,890	—	—	—	319,898
Common stock-based award activity	217,592	—	—	—	9,061	—	—	—	9,061
Balance at June 28, 2013	101,785,010	$102	13,877,552	$14	$2,526,645	$(62,997)	$(299,467)	$239,769	$2,404,066

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012

Cash flows from operating activities:
Net income (loss)	$99,475	$(81,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and fixed asset impairment charges	65,766	105,027
Stock-based compensation expense	6,147	3,988
Deferred income tax provision	4,622	46,566
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(86,098)	(100,930)
Inventories, net	4,417	(40,464)
Accounts payable	35,599	12,116
Changes in other operating assets and liabilities	(44,246)	24,475
Net cash provided by (used in) operating activities	85,682	(31,051)

Cash flows from investing activities:
Purchases of fixed assets, net	(35,643)	(41,012)
Acquisitions, net of cash received	—	(1,661,650)
Net cash used in investing activities	(35,643)	(1,702,662)

Cash flows from financing activities:
Borrowings under term credit facility	50,861	1,731,523
Payments under term credit facility	(274,695)	(518,849)
Proceeds from borrowings on revolving credit facilities	182,590	13,149
Repayments of borrowings on revolving credit facilities	(190,187)	(51,378)
Payments of deferred loan costs	(2,556)	(8,516)
Proceeds from issuance of common stock, net	322,812	753,986
Proceeds from issuance of preferred stock, net	—	332,969
ESAB India repurchase of additional noncontrolling interest	—	(29,291)
Distributions to noncontrolling owners	(5,115)	(1,080)
Contingent payment on acquisition	(3,500)	—
Payments of dividend on preferred stock	(10,168)	(7,246)
Net cash provided by financing activities	70,042	2,215,267

Effect of foreign exchange rates on Cash and cash equivalents	(14,593)	(17,706)

Increase in Cash and cash equivalents	105,488	463,848
Cash and cash equivalents, beginning of period	482,449	75,108
Cash and cash equivalents, end of period	$587,937	$538,956

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

The Condensed Consolidated Balance Sheet as of December 31, 2012 is derived from the Company’s audited financial statements. During the three months ended March 29, 2013, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2012, due to the finalization of the valuation of specific tax items related to the acquisition of Charter International plc (“Charter”) by Colfax (the “Charter Acquisition”). See Note 3, “Acquisition” for additional information regarding these adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), filed with the SEC on February 19, 2013.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which, except as described above, consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

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

During the three months ended March 29, 2013, Venezuela devalued its currency to an official rate of 6.3 bolivar fuerte (“bolivar”) to the U.S. dollar, representing an approximate 32% devaluation of its currency relative to the U.S. dollar. The Company currently considers Venezuela a highly inflationary currency under GAAP. Therefore, financial statements of the Company’s Venezuelan operation have been remeasured into its parent’s reporting currency, the Colombian peso. Exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates between the bolivar and the Colombian peso and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet. As of and for the six months ended June 28, 2013, the Company’s Venezuelan operation represented less than 1% of the Company’s Total assets and Net sales. The bolivar-denominated monetary net asset position, primarily related to Cash and cash equivalents, was $5.9 million in the Condensed Consolidated Balance Sheet as of June 28, 2013. The devaluation of the bolivar and the change to the Colombian peso as the functional currency resulted in a foreign currency transaction loss of $2.9 million recognized in Selling, general and administrative expense for the three months ended March 29, 2013.

The results of operations for the three and six months ended June 28, 2013 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s gas- and fluid-handling business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

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

The Charter Acquisition was accounted for using the acquisition method of accounting. The measurement period was completed during the three months ended March 29, 2013. During the measurement period, the Company retrospectively adjusted provisional amounts with respect to the Charter acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments for the three months ended March 29, 2013 of $23.5 million increased the Goodwill balance and relate to the Company’s valuation of specific tax items.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4. Net Income (Loss) Per Share

Net income (loss) per share available to Colfax Corporation common shareholders was computed as follows:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands, except share data)
Computation of Net income (loss) per share - basic:
Net income (loss) available to Colfax Corporation common shareholders	$53,306	$7,293	$75,859	$(102,039)
Less: net income attributable to participating securities(1)	(845)	(931)	(3,740)	—
	$52,461	$6,362	$72,119	$(102,039)

Weighted-average shares of Common stock outstanding-basic	98,219,835	93,953,620	96,257,214	87,973,900

Net income (loss) per share - basic	$0.53	$0.07	$0.75	$(1.16)

Computation of Net income (loss) per share - diluted:
Net income (loss) available to Colfax Corporation common shareholders	$53,306	$7,293	$75,859	$(102,039)
Less: net income attributable to participating securities(1)(2)	—	(931)	(3,740)	—
Add: dividends on preferred stock(2)	5,086	—	—	—
	$58,392	$6,362	$72,119	$(102,039)

Weighted-average shares of Common stock outstanding-basic	98,219,835	93,953,620	96,257,214	87,973,900
Net effect of potentially dilutive securities - stock options and restricted stock units	1,129,832	779,544	1,027,823	—
Net effect of potentially dilutive securities - convertible preferred stock	12,173,291	—	—	—
Weighted-average shares of Common stock outstanding-diluted	111,522,958	94,733,164	97,285,037	87,973,900

Net income (loss) per share - diluted	$0.52	$0.07	$0.74	$(1.16)

(1) Net income (loss) per share was calculated consistent with the two-class method in accordance with GAAP through April 23, 2013, as further discussed below.
(2) For periods subsequent to April 23, 2013, Net income (loss) per share - dilutive was calculated in accordance with the if-converted method, as further discussed below. However, for the six months ended June 28, 2013, the calculation under this method was anti-dilutive.

On April 23, 2013, the Company and BDT CF Acquisition Vehicle, LLC amended the Certificate for Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation to eliminate the right of the Series A Preferred Stock to share proportionately in any dividends or distributions made in respect of the Company’s Common stock. BDT CF Acquisition Vehicle is the sole holder of all issued and outstanding shares of the Company’s Series A Convertible Preferred Stock. For periods prior to April 23, 2013, Net income available to Colfax Corporation common shareholders was allocated to participating securities, while any losses for those periods were not allocated to the participating securities. Effective April 23, 2013, the Company’s Series A Convertible Preferred Stock is no longer considered a participating security. For periods subsequent to April 23, 2013, the Company’s Net income (loss) per share - dilutive is computed using the “if-converted” method. Under the “if-converted” method, Net income (loss) per share - dilutive is calculated under the assumption that the Series A Convertible Preferred Stock have been converted into shares of Common stock as of the beginning of the respective period. For the six months ended June 28, 2013, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock excludes 12.2 million shares assuming that the Series A Preferred Stock have been converted, as inclusion of such shares would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 28, 2013 and June 29, 2012 excludes approximately 0.5 million and 1.4 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended June 28, 2013 and June 29, 2012 excludes approximately 0.7 million and 2.9 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three months ended June 28, 2013, Income before income taxes was $93.6 million and the Provision for income taxes was $26.4 million. The effective tax rate of 28.2% for the three months ended June 28, 2013 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, and resolution of a liability for unrecognized tax benefits resulting in a gain of $2.3 million offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2013.

During the six months ended June 28, 2013, Income before income taxes was $142.6 million and the Provision for income taxes was $43.2 million. The effective tax rate of 30.3% for the six months ended June 28, 2013 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, and the resolution of a liability for unrecognized tax benefits resulting in a gain of $2.3 million offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2013.

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

6. Equity

Common Stock

On May 13, 2013, the Company sold 7,500,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $331.9 million. In conjunction with this issuance, the Company recognized $12.0 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the six months ended June 28, 2013.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including current period reclassifications out of Accumulated other comprehensive loss for the six months ended June 28, 2013. All amounts are net of tax and noncontrolling interest.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Hedging Activities	Total
	(In thousands)

Beginning Balance	$(247,332)	$104,718	$(3,980)	$(146,594)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	—	(154,230)	—	(154,230)
Loss on long-term intra-entity foreign currency transactions	—	(7,299)	—	(7,299)
Gain on net investment hedges	—	—	7,263	7,263
Unrealized loss on cash flow hedges	—	—	(3,764)	(3,764)
Other comprehensive (loss) income before reclassifications	—	(161,529)	3,499	(158,030)
Amounts reclassified from Accumulated other comprehensive loss	5,157	—	—	5,157
Net current period other comprehensive income (loss)	5,157	(161,529)	3,499	(152,873)
Ending balance	$(242,175)	$(56,811)	$(481)	$(299,467)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the three and six months ended June 28, 2013 is as follows:

	Three Months Ended June 28, 2013			Six Months Ended June 28, 2013
	Amounts Reclassified From Other Comprehensive Loss	Tax Benefit	Total	Amounts Reclassified From Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss (1)	$2,714	$(213)	$2,501	$5,387	$(354)	$5,033
Amortization of prior service cost(1)	62	—	62	124	—	124
	$2,776	$(213)	$2,563	$5,511	$(354)	$5,157

(1) Included in the computation of net periodic benefit cost. See Note 10, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

During the six months ended June 28, 2013, Noncontrolling interest decreased by $12.5 million due to Other comprehensive loss, primarily due to currency translation adjustment.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Inventories, Net

Inventories, net consisted of the following:

	June 28, 2013	December 31, 2012
	(In thousands)
Raw materials	$137,859	$154,771
Work in process	98,945	99,459
Finished goods	252,074	263,211
	488,878	517,441
Less: customer progress billings	(9,839)	(14,571)
Less: allowance for excess, slow-moving and obsolete inventory	(11,767)	(9,221)
Inventories, net	$467,272	$493,649

8. Debt

Long-term debt consisted of the following:

	June 28, 2013	December 31, 2012
	(In thousands)
Term loans	$1,467,405	$1,682,177
Revolving credit facilities and other	38,537	46,134
Total Debt	1,505,942	1,728,311
Less: current portion	(95,029)	(34,799)
Long-term debt	$1,410,913	$1,693,512

On February 22, 2013, the Company entered into the Second Amendment to its credit agreement (the “Deutsche Bank Credit Agreement”), by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Second Amendment”). Pursuant to the Second Amendment, the Company amended its credit agreement to, among other things, (i) reallocate the borrowing capacities of the tranches of loans as follows: a $408.7 million term A-1 facility, a $380 million term A-2 facility, a €157.6 million term A-3 facility, a €105.3 million term A-4 facility, a $400 million term B facility and two revolving credit subfacilities which total $500 million in commitments, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% to 2.50% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio, (iii) provide for an interest rate margin on the term A-3 facility and the term A-4 facility ranging from 1.50% to 2.25% per annum for base rate loans and 2.50% to 3.25% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio and (iv) provide for an interest rate margin on the term B facility of 1.50% per annum for base rate loans and 2.50% per annum for Eurocurrency rate loans. In conjunction with the Second Amendment, the Company recorded a charge to Interest expense in the Condensed Consolidated Statement of Operations for the six months ended June 28, 2013 of $2.6 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.5 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $44.0 million and deferred financing fees of $16.8 million included in its Condensed Consolidated Balance Sheet as of June 28, 2013, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of June 28, 2013, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 2.62%, excluding accretion of original issue discount, and there was $499.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $572.3 million, of which $332.7 million was outstanding as of June 28, 2013.

As of June 28, 2013, the Company is in compliance with the covenants under the Deutsche Bank Credit Agreement.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 28, 2013	December 31, 2012
	(In thousands)
Accrued payroll	$101,911	$99,583
Advance payment from customers	61,806	61,431
Accrued taxes	61,948	34,165
Accrued asbestos-related liability	63,299	58,501
Warranty liability - current portion	31,142	35,678
Accrued restructuring liability - current portion	13,255	25,406
Accrued third-party commissions	12,638	12,320
Other	93,542	120,136
Accrued liabilities	$439,541	$447,220

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Warranty liability, beginning of period	$40,437	$2,987
Accrued warranty expense	9,095	8,728
Changes in estimates related to pre-existing warranties	(816)	511
Cost of warranty service work performed	(10,611)	(12,139)
Acquisitions	—	44,476
Foreign exchange translation effect	(1,142)	(1,695)
Warranty liability, end of period	$36,963	$42,868

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions at its fluid-handling operations beginning in 2009 and ongoing initiatives as a result of the Charter Acquisition as well as efforts to reduce the structural costs and rationalize the corporate overhead of the combined businesses.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 28, 2013
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,060	$1,465	$(3,958)	$(66)	$501
Facility closure costs(2)	1,177	1	(282)	(15)	881
Other related charges	—	—	—	—	—
	4,237	1,466	(4,240)	(81)	1,382
Fabrication Technology:
Termination benefits(1)	14,637	5,201	(9,858)	(103)	$9,877
Facility closure costs(2)	6,925	1,096	(5,622)	(6)	2,393
Other related charges	33	928	(914)	(45)	2
	21,595	7,225	(16,394)	(154)	12,272
Corporate and Other:
Termination benefits(1)	—	—	—	—	—
Facility closure costs(2)	1,522	—	(118)	(100)	1,304
Other related charges	—	—	—	—	—
	1,522	—	(118)	(100)	1,304
	$27,354	$8,691	$(20,752)	$(335)	$14,958

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
(3) As of June 28, 2013, $13.3 million and $1.7 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur Restructuring and other related charges of approximately $20 million during the remainder of 2013 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the defined benefit pension plans and the Company’s other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$—	$—	$—	$—
Interest cost	4,450	4,660	8,774	9,345
Expected return on plan assets	(6,228)	(6,012)	(12,419)	(12,043)
Amortization	1,963	1,854	3,927	3,600
Net periodic benefit cost	$185	$502	$282	$902

Pension Benefits-Non U.S. Plans:
Service cost	$862	$728	$1,822	$1,560
Interest cost	11,498	8,147	22,204	16,101
Expected return on plan assets	(8,669)	(4,732)	(16,490)	(9,490)
Amortization	636	190	1,231	380
Net periodic benefit cost	$4,327	$4,333	$8,767	$8,551

Other Post-Retirement Benefits:
Service cost	$28	$63	$135	$102
Interest cost	285	313	457	639
Amortization	177	233	353	466
Net periodic benefit cost	$490	$609	$945	$1,207

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.5 billion and $1.7 billion as of June 28, 2013 and December 31, 2012, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	June 28, 2013
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$328,536	$—	$—	$328,536
Foreign currency contracts related to sales - designated as hedges	—	4,126	—	4,126
Foreign currency contracts related to sales - not designated as hedges	—	1,889	—	1,889
Foreign currency contracts related to purchases - designated as hedges	—	897	—	897
Foreign currency contracts related to purchases - not designated as hedges	—	2,258	—	2,258
Deferred compensation plans	—	2,684	—	2,684
	$328,536	$11,854	—	$340,390

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$4,911	$—	$4,911
Foreign currency contracts related to sales - not designated as hedges	—	2,619	—	2,619
Foreign currency contracts related to purchases - designated as hedges	—	762	—	762
Foreign currency contracts related to purchases - not designated as hedges	—	1,809	—	1,809
Deferred compensation plans	—	2,684	—	2,684
Liability for contingent payments	—	—	3,387	3,387
	$—	$12,785	$3,387	$16,172

	December 31, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$133,878	$—	$—	$133,878
Foreign currency contracts related to sales - designated as hedges	—	6,832	—	6,832
Foreign currency contracts related to sales - not designated as hedges	—	2,249	—	2,249
Foreign currency contracts related to purchases - designated as hedges	—	213	—	213
Foreign currency contracts related to purchases - not designated as hedges	—	1,077	—	1,077
Deferred compensation plans	—	2,542	—	2,542
	$133,878	$12,913	—	$146,791

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,024	$—	$1,024
Foreign currency contracts related to sales - not designated as hedges	—	1,693	—	1,693
Foreign currency contracts related to purchases - designated as hedges	—	896	—	896
Foreign currency contracts related to purchases - not designated as hedges	—	1,062	—	1,062
Deferred compensation plans	—	2,542	—	2,542
Liability for contingent payments	—	—	6,517	6,517
	$—	$7,217	$6,517	$13,734

There were no transfers in or out of Level One, Two or Three during the six months ended June 28, 2013.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Foreign Currency Contracts. As of June 28, 2013 and December 31, 2012, the Company had foreign currency contracts with the following notional values:

	June 28, 2013	December 31, 2012
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$236,186	$301,185
Foreign currency contracts sold - designated as hedges	204,397	238,537
Foreign currency contracts purchased - not designated as hedges	188,545	121,741
Foreign currency contracts purchased - designated as hedges	56,238	37,065
Total foreign currency derivatives	$685,366	$698,528

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands)
Contracts Designated as Hedges:
Interest Rate Swap:
Realized loss	$—	$—	$—	$(471)
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	407	(3,557)	(590)	(2,248)
Realized gain (loss)	386	75	(3,471)	(680)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized loss	(110)	(243)	(1,053)	(849)
Realized (loss) gain	(160)	325	1,501	235
Unrealized gain (loss) on net investment hedges	1,567	9,875	7,263	(4)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - acquisition-related:
Realized loss	—	—	—	(7,177)
Foreign Currency Contracts - related to customer sales contracts:
Unrealized loss	(1,733)	(4,856)	(489)	(1,620)
Realized gain (loss)	440	(67)	(1,972)	910
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain	1,777	2,719	867	226
Realized (loss) gain	(1,028)	(151)	506	(34)

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisition of COT-Puritech, Inc. in December of 2011, which are subject to the achievement of certain performance goals, and is included in Other liabilities in the Consolidated Balance Sheets. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections and is included in Level Three of the fair value hierarchy. Accretion is recognized in Interest expense in the Consolidated Statements of Operations and realized or unrealized gains or losses are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of activity in the Company’s liability for contingent payments during the six months ended June 28, 2013 is as follows:

(In thousands)
Balance at January 1, 2013	$6,517
Interest accretion	370
Cash payment	(3,500)
Balance at June 28, 2013	$3,387

12. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 16, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Six Months Ended
	June 28, 2013	June 29, 2012
	(Number of claims)
Claims unresolved, beginning of period	23,523	25,281
Claims filed(2)	2,298	2,257
Claims resolved(3)	(3,188)	(1,998)
Claims unresolved, end of period	22,633	25,540

(1) Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	June 28, 2013	December 31, 2012
	(In thousands)
Current asbestos insurance asset(1)	$35,192	$35,566
Current asbestos insurance receivable(1)	48,147	36,778
Long-term asbestos insurance asset(2)	300,021	315,363
Long-term asbestos insurance receivable(2)	14,482	7,063
Accrued asbestos liability(3)	63,299	58,501
Long-term asbestos liability(4)	359,763	375,493

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

13. Segment Information

The Company conducts its operations through three operating segments: gas handling, fluid handling and fabrication technology. The gas-handling and fluid-handling operating segments are aggregated into a single reportable segment. A description of the Company’s reportable segments is as follows:

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

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands)
Net sales:
Gas and fluid handling	$516,763	$496,495	$941,868	$921,826
Fabrication technology	557,355	549,158	1,079,393	1,010,193
	$1,074,118	$1,045,653	$2,021,261	$1,932,019
Segment operating income (loss)(1):
Gas and fluid handling	$69,440	$45,112	$111,928	$64,921
Fabrication technology	59,427	45,411	103,895	62,407
Corporate and other	(12,738)	(11,659)	(23,153)	(63,952)
	$116,129	$78,864	$192,670	$63,376

(1) The following is a reconciliation of Income (loss) before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands)
Income (loss) before income taxes	$93,598	$34,565	$142,636	$(8,548)
Interest expense	18,054	25,741	41,343	44,723
Restructuring and other related charges	4,477	18,558	8,691	27,201
Segment operating income	$116,129	$78,864	$192,670	$63,376

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In thousands)
Gas handling	$352,084	$322,566	$627,531	$586,162
Fluid handling	164,679	173,929	314,337	335,664
Welding and cutting	557,355	549,158	1,079,393	1,010,193
Total Net sales	$1,074,118	$1,045,653	$2,021,261	$1,932,019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2013 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2013.

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

•
noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and United States (“U.S.”) sanctions and embargoes on certain foreign countries;

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the second quarter and six months ended June 28, 2013 to the comparable 2012 period is affected by the following additional significant items:

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

On January 13, 2012, Colfax completed the acquisition of Charter (the “Charter Acquisition”) for a total purchase price of approximately $2.6 billion. Charter is a global industrial manufacturing company focused on welding, cutting and automation and air and gas handling. The impact of the additional 12 days of operations is included in the change in Net sales due to acquisitions.

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

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 80% and 79% for the three and six months ended June 28, 2013, respectively, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales increased from Net sales of $1,045.7 million in the second quarter of 2012 to $1,074.1 million in the second quarter of 2013. Our Net sales increased from Net sales of $1,932.0 million in the six months ended June 29, 2012 to $2,021.3 million in the six months ended June 28, 2013. The following tables present components of our consolidated Net sales and, for our gas- and fluid-handling segment, order and backlog growth:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
For the three months ended June 29, 2012	$1,045.7		$534.5
Components of Change:
Existing businesses(2)	(2.7)	(0.3)%	(53.6)	(10.0)%
Acquisitions(3)	37.4	3.6%	6.0	1.1%
Foreign currency translation(4)	(6.3)	(0.6)%	(8.7)	(1.6)%
	28.4	2.7%	(56.3)	(10.5)%
For the three months ended June 28, 2013	$1,074.1		$478.2

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the six months ended June 29, 2012	$1,932.0		$1,032.0		$1,375.9
Components of Change:
Existing businesses(2)	(26.7)	(1.4)%	(75.1)	(7.3)%	23.2	1.7%
Acquisitions(3)	142.6	7.4%	39.5	3.8%	21.2	1.5%
Foreign currency translation(4)	(26.6)	(1.4)%	(16.1)	(1.5)%	(31.9)	(2.3)%
	89.3	4.6%	(51.7)	(5.0)%	12.5	0.9%
As of and for the six months ended June 28, 2013	$2,021.3		$980.3		$1,388.4

(1) Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling operating segment.
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

The decrease in Net sales from existing businesses during the second quarter of 2013 compared to the second quarter of 2012 was attributable to a decrease of $20.7 million in our fabrication technology segment, partially offset by an increase of $18.0 million in our gas- and fluid-handling segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the second quarter of 2013 in comparison to the second quarter of 2012 due to declines in the oil, gas and petrochemical, general industrial and other, power generation and mining end markets, partially offset by increased demand in the marine end market.

The decrease in Net sales from existing businesses during the six months ended June 28, 2013 compared to the six months ended June 29, 2012 was attributable to a decrease of $37.6 million in our fabrication technology segment, partially offset by an increase of $10.9 million in our gas- and fluid-handling segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the six months ended June 28, 2013 in comparison to the six months ended June

29, 2012 due to declines in the oil, gas and petrochemical, general industrial and other and mining end markets, partially offset by increased demand in the power generation and marine end markets.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In millions)
Gas and Fluid Handling	$516.8	$496.5	$941.9	$921.8
Fabrication Technology	557.3	549.2	1,079.4	1,010.2
Total Net sales	$1,074.1	$1,045.7	$2,021.3	$1,932.0

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(Dollars in millions)
Net sales	$516.8	$496.5	$941.9	$921.8
Gross profit	159.0	148.5	286.0	271.7
Gross profit margin	30.8%	29.9%	30.4%	29.5%
Restructuring and other related charges	$0.2	$3.0	$1.5	$3.8
Selling, general and administrative expense	89.1	100.2	171.9	201.3
Selling, general and administrative expense as a percentage of Net sales	17.2%	20.2%	18.3%	21.8%
Segment operating income	$69.4	$45.1	$111.9	$64.9
Segment operating income margin	13.4%	9.1%	11.9%	7.0%

The $18.0 million Net sales increase due to existing businesses during the second quarter of 2013 in comparison to the second quarter of 2012, as discussed and defined under “Sales, Orders and Backlog” above, was primarily due to growth in the power generation, marine and general industrial and other end markets, partially offset by declines in the oil, gas and petrochemical and mining end markets. Additionally, Net sales increased by $4.6 million due to acquisition-related growth, which was partially offset by a decrease of $2.4 million due to changes in foreign exchange rates. Gross profit increased in the second quarter of 2013 reflecting the positive impact of higher volumes and strong cost control activities. Selling, general and administrative expense for the second quarter of 2013 decreased compared to the second quarter of 2012 primarily due to a decrease of $14.5 million in acquisition-related amortization expense.

The $10.9 million Net sales increase due to existing businesses during the six months ended June 28, 2013 in comparison to the six months ended June 29, 2012, as discussed and defined under “Sales, Orders and Backlog” above, was primarily due to growth in the power generation and marine end markets, partially offset by declines in the oil, gas and petrochemical, mining and general industrial and other end markets. Additionally, Net sales increased by $19.8 million due to acquisition-related growth, including 12 additional days of activity in Howden, which was partially offset by a decrease of $10.6 million due to changes in foreign exchange rates. Gross profit increased during the six months ended June 28, 2013 reflecting the positive impact of higher volumes and strong cost control activities. Selling, general and administrative expense for the six months ended June 28, 2013 decreased compared to the six months ended June 29, 2012 primarily due to a decrease of $26.8 million in acquisition-related amortization expense. Additionally, $4.4 million of acquisition-related amortization expense was reflected in Gross profit for the six months ended June 29, 2012.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(Dollars in millions)
Net sales	$557.3	$549.2	$1,079.4	$1,010.2
Gross profit	178.8	166.4	342.5	284.9
Gross profit margin	32.1%	30.3%	31.7%	28.2%
Restructuring and other related charges	$4.3	$13.0	$7.2	$19.1
Selling, general and administrative expense	119.5	121.0	238.7	222.5
Selling, general and administrative expense as a percentage of Net sales	21.4%	22.0%	22.1%	22.0%
Segment operating income	$59.4	$45.4	$103.9	$62.4
Segment operating income margin	10.7%	8.3%	9.6%	6.2%

The $8.1 million sales increase during the second quarter of 2013 compared to the second quarter of 2012 was primarily the result of acquisition-related growth of $32.8 million. The $20.7 million sales decline due to existing businesses during the second quarter of 2013 in comparison to the second quarter of 2012, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of decreases in consumable volumes in Europe, Asia and North America. In the second quarter of 2013, Gross profit and gross profit margin were favorably impacted by the fixed costs eliminated by several manufacturing site closings in late 2012 and the higher gross profit margins at Soldex.

The $69.2 million sales increase during the six months ended June 28, 2013 compared to the six months ended June 29, 2012 was primarily the result of acquisition-related growth of $122.9 million, including 12 additional days of activity in ESAB. The $37.6 million sales decline due to existing businesses during the six months ended June 28, 2013 in comparison to the six months ended June 29, 2012, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of decreases in consumable volumes in Europe, Asia and North America. Gross profit and gross profit margin for the six months ended June 29, 2012 were impacted by acquisition-related amortization expense of $17.0 million. In the six months ended June 28, 2013, Gross profit and gross profit margin were favorably impacted by the fixed costs eliminated by several manufacturing site closings in late 2012 and the higher gross profit margins at Soldex. Additionally, Selling, general and administrative expense increased by $17.3 million due to the acquisition of Soldex. This amount includes the impact of the devaluation of the Venezuelan bolivar fuerte, which resulted in a foreign currency transaction loss of $2.9 million recognized in Selling, general and administrative expense for the six months ended June 28, 2013. Selling, general and administrative expense was also impacted by the inclusion of an additional 12 days of operations in 2013 compared to the six months ended June 29, 2012. See Note 1, “General” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional discussion regarding the devaluation of the Venezuelan bolivar fuerte.

Gross Profit - Total Company

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In millions)
Gross profit	$337.8	$314.9	$628.5	$556.6
Gross profit margin	31.5%	30.1%	31.1%	28.8%

The $22.9 million increase in Gross profit during the second quarter of 2013 in comparison to the second quarter of 2012 was attributable to increases of $10.5 million in our gas- and fluid-handling segment and $12.4 million in our fabrication technology segment. Gross profit and gross profit margin increased during the second quarter of 2013 primarily due to the impact of our cost reduction efforts. Changes in foreign exchange rates during the second quarter of 2013 had a $2.4 million negative impact on Gross profit in comparison to the second quarter of 2012.

The $71.9 million increase in Gross profit during the six months ended June 28, 2013 in comparison to the six months ended June 29, 2012 was attributable to increases of $14.3 million in our gas- and fluid-handling segment and $57.6 million in our fabrication technology segment. Gross profit and gross profit margin increased during the six months ended June 28, 2013 due to $21.4 million of acquisition-related inventory step-up expense incurred in the six months ended June 29, 2012. The improvement in gross profit margin during the period was also due to the impact of our cost reduction efforts. Changes in foreign exchange rates during the six months ended June 28, 2013 had a $6.4 million negative impact on Gross profit in comparison to the six months ended June 29, 2012.

Operating Expenses - Total Company

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(Dollars in millions)
Selling, general and administrative expense	$221.2	$232.0	$433.7	$444.0
Selling, general and administrative expense as a percentage of Net sales	20.6%	22.2%	21.5%	23.0%
Charter acquisition-related expense	—	0.8	—	43.6
Restructuring and other related charges	4.5	18.6	8.7	27.2
Asbestos coverage litigation expense	0.5	3.2	2.2	5.5

Selling, general and administrative expense decreased $10.8 million during the second quarter of 2013 in comparison to the second quarter of 2012 primarily due to a decrease in acquisition-related amortization expense of $14.5 million, partially offset by the increase in expenses resulting from the acquisition of Soldex. Restructuring and other related charges decreased in the second quarter of 2013 in comparison to the second quarter of 2012 primarily as a result of several substantial cost reduction programs in the fabrication technology segment. Additionally, Asbestos coverage litigation expense decreased in the second quarter of 2013 because in the second quarter of 2012 significant costs were incurred for the preparation of our appeals submissions related to a case decided by the trial court during 2011 and for depositions and preparation for a trial related to another subsidiary’s coverage which was conducted in the fourth quarter of 2012.

Selling, general and administrative expense decreased $10.3 million during the six months ended June 28, 2013 in comparison to the six months ended June 29, 2012, primarily due to a decrease in acquisition-related amortization expense of $26.8 million, partially offset by the increase in expenses resulting from the additional 12 days of operations related to the entities acquired as part of the Charter Acquisition and the acquisition of Soldex. During the six months ended June 29, 2012, we incurred $43.6 million of advisory, legal, valuation and other professional service fees and realized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition. Restructuring and other related charges decreased in the six months ended June 28, 2013 in comparison to the six months ended June 29, 2012 primarily as a result of the completion of several substantial cost reduction programs in the fabrication technology segment. Additionally, Asbestos coverage litigation expense decreased in the six months ended June 28, 2013 because in the six months ended June 29, 2012 significant costs were incurred for the preparation of our appeals submissions related to a case decided by the trial court during 2011 and for depositions and preparation for a trial related to another subsidiary’s coverage which was conducted in the fourth quarter of 2012.

Interest Expense - Total Company

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(In millions)
Interest expense	$18.1	$25.7	$41.3	$44.7

The decrease in Interest expense during the second quarter of 2013 in comparison to the second quarter of 2012 was attributable primarily to the favorable impact of lower borrowing rates associated with the Second Amendment to the Deutsche Bank Credit Agreement, as defined and further discussed under “—Liquidity and Capital Resources—Borrowing Arrangements” below.

The decrease in Interest expense during the six months ended June 28, 2013 in comparison to the six months ended June 29, 2012 was attributable primarily to the favorable impact of lower borrowing rates, partially offset by $3.1 million of charges related to the Second Amendment to the Deutsche Bank Credit Agreement, as defined and further discussed under “—Liquidity and Capital Resources—Borrowing Arrangements” below. In addition, significant borrowings related to the Charter Acquisition were made throughout January 2012, whereas no significant new borrowings have been made in 2013.

Provision for Income Taxes - Total Company

The effective income tax rate for the second quarter of 2013 was 28.2% compared to an effective tax rate of 46.1% during the second quarter of 2012. Our effective income tax rate for the second quarter of 2013 was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate and the resolution of a liability for unrecognized tax benefits resulting in a gain of $2.3 million, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2013. Our effective income tax rate for the second quarter of 2012 was significantly impacted by increased corporate overhead and Interest expense related to the combined organization, which was incurred in jurisdictions where no tax benefit can be recognized.

The effective tax rate for the six months ended June 28, 2013 was 30.3%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate and the resolution of a liability for unrecognized tax benefits resulting in a gain of $2.3 million, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2013.

During the six months ended June 29, 2012, Loss before income taxes was $8.5 million and the Provision for income taxes was $73.3 million. The Provision for income taxes was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in our valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in a non-cash increase to the income tax provision for the six months ended June 29, 2012 of $50.3 million. In addition, $43.6 million of Charter acquisition-related expense reflected in the Condensed Consolidated Statement of Operations are either non-deductible or were incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of tax provision rather than the tax benefit which would result from the application of the U.S. federal statutory rate to the reported net loss.

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

Equity Capital

On May 13, 2013, the Company sold 7,500,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $331.9 million. In conjunction with this issuance, the

Company recognized $12.0 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the six months ended June 28, 2013.

Borrowing Arrangements

On February 22, 2013, Colfax entered into the Second Amendment to the Deutsche Bank Credit Agreement, as amended, by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Second Amendment”). Pursuant to the Second Amendment, the Company amended its credit agreement to, among other things, (i) reallocate the borrowing capacities of the tranches of loans as follows: a $408.7 million term A-1 facility, a $380 million term A-2 facility, a €157.6 million term A-3 facility, a €105.3 million term A-4 facility, a $400 million term B facility and two revolving credit subfacilities which total $500 million in commitments, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% to 2.50% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio, (iii) provide for an interest rate margin on the term A-3 facility and the term A-4 facility ranging from 1.50% to 2.25% per annum for base rate loans and 2.50% to 3.25% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio and (iv) provide for an interest rate margin on the term B facility of 1.50% per annum for base rate loans and 2.50% per annum for Eurocurrency rate loans. Other amendments and modifications are more fully set forth in the full text of the Second Amendment. In conjunction with the modification to our debt in the Second Amendment, the Company recorded a charge to Interest expense of $2.6 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.5 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $44.0 million and deferred financing fees of $16.8 million subsequent to the debt modification which will be accreted to Interest expense primarily using the effective interest method, over the life of the amended Deutsche Bank Credit Agreement. As of June 28, 2013, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 2.62%, excluding accretion of original issue discount, and there was $499.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $572.3 million, of which $332.7 million was outstanding as of June 28, 2013.

In connection with the Second Amendment, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.25 to 1.0, measured at the end of each quarter, through the year ended December 31, 2013. The minimum interest coverage ratio increases by 25 basis points each year until it reaches 3.0 to 1.0 for the year ended December 31, 2016. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ended December 31, 2014 and decreases by 25 basis points for the two subsequent fiscal years until it reaches 4.25 to 1.0 for the year ended December 31, 2016. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with such financial covenants, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. There were no material changes to the covenants in the Second Amendment to the Deutsche Bank Credit Agreement. The Company is in compliance with all such covenants as of June 28, 2013. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of June 28, 2013, we had $587.9 million of Cash and cash equivalents, an increase of $105.5 million from $482.4 million as of December 31, 2012. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	June 28, 2013	June 29, 2012
	(In millions)
Net cash provided by (used in) operating activities	$85.7	$(31.1)

Purchases of fixed assets, net	(35.6)	(41.0)
Acquisitions, net of cash received	—	(1,661.7)
Net cash used in investing activities	(35.6)	(1,702.7)

(Repayments) proceeds from borrowings, net	(231.4)	1,174.4
Proceeds from issuance of common stock, net	322.8	754.0
Proceeds from issuance of preferred stock, net	—	333.0
Other uses, net	(21.4)	(46.1)
Net cash provided by financing activities	70.0	2,215.3

Effect of exchange rates on cash and cash equivalents	(14.6)	(17.7)

Increase in cash and cash equivalents	$105.5	$463.8

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $26.8 million and $21.1 million during the six months ended June 28, 2013 and June 29, 2012, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended June 28, 2013 and June 29, 2012, cash contributions for defined benefit plans were $26.5 million and $39.2 million, respectively. The six months ended June 29, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of the financing of the Charter Acquisition.

•
During the six months ended June 28, 2013 and June 29, 2012, cash payments of $20.8 million and $22.2 million, respectively, were made related to our restructuring initiatives. Additionally, during the six months ended June 29, 2012 cash payments of approximately $44.3 million were made for advisory, legal, valuation and other professional service fees related to the Charter Acquisition.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the six months ended June 28, 2013, net working capital increased, primarily due to an increase in receivables partially offset by an increase in payables and a decrease in inventory levels, which decreased our cash flows from operating activities. These fluctuations are in line with typical seasonal trends. During the six months ended June 29, 2012, net working capital increased, primarily due to an increase in inventory and receivable levels, which reduced our cash flows from operating activities.

There were significant investing activities associated with the Charter Acquisition. The cash cost of the Charter Acquisition, net of cash acquired, was approximately $1.7 billion completed in the six months ended June 29, 2012.

Cash flows from financing activities for the six months ended June 28, 2013 were impacted by the Second Amendment to the Deutsche Bank Credit Agreement further discussed above under “—Borrowing Arrangements” and the May 2013 sale of newly issued Common stock further discussed above under “—Equity Capital.” The sale of our Common stock in May 2013 generated $319.9 million cash inflows from financing activities.

Cash flows from financing activities for the six months ended June 29, 2012 were significantly impacted by the Charter Acquisition. We raised $805.0 million of cash from sales of our equity securities to BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), Steven and Mitchell Rales, and Markel Corporation (“Markel”). Mitchell P. Rales, Chairman of Colfax’s Board of Directors, and his brother Steven M. Rales, were each beneficial owners of 20.9% of Colfax’s Common stock at the time of the sale. Thomas S. Gayner, a member of Colfax’s Board of Directors, is President and Chief Investment Officer of Markel. We borrowed approximately $1.8 billion of term loans, $65.8 million of which was repaid in the six months ended June 29, 2012. The additional payment of borrowings under term loans of $455 million primarily represent the repayment of borrowings under our Bank of America Credit Agreement, in conjunction with the financing of the Charter Acquisition.

Additionally, financing activities for the six months ended June 29, 2012 included $293 million raised in a primary offering of our Common stock settled in March 2012.
Our Cash and cash equivalents as of June 28, 2013 includes $298.9 million held in jurisdictions outside the U.S., which may be subject to tax penalties if repatriated into the U.S. and other restrictions.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, all of our borrowings as of June 28, 2013 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the second quarter and six months ended June 28, 2013 would have increased Interest expense by approximately $4.1 million and $8.3 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the second quarter and six months ended June 28, 2013, approximately 80% and 79%, respectively, of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The euro denominated term A-3 and term A-4 facilities under the Deutsche Bank Credit Agreement (the “Term Loans A-3 and A-4”), provide a natural hedge to a portion of our European net asset position. See Note 8, “Debt” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our debt facilities. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Term Loans A-3 and A-4, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of June 28, 2013 (net of the translation effect of our Term Loans A-3 and A-4) would result in a reduction in Equity of approximately $150 million.

We also face exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we use the U.S dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world, and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Although a significant portion of this difference is hedged, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will, therefore, continue to affect the reported amount of sales, profit, assets and liabilities in our Consolidated Financial Statements.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of June 28, 2013, we had no open commodity futures contracts.

See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

3.03***	Amended and Restated Certificate of Designations of Series A Perpetual Convertible Preferred Stock.

10.01****	Service Agreement between Howden Group Ltd. and Ian Brander dated December 3, 2010

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*****	XBRL Instance Document

101.SCH*****	XBRL Taxonomy Extension Schema Document

101.CAL*****	XBRL Extension Calculation Linkbase Document

101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
** Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 8, 2008.
*** Incorporated by reference to Exhibit 3.03 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on April 25, 2013.
**** This agreement is being filed at this time due to the registrant reporting during the period covered by this report that Mr. Brander is a named executive officer of the registrant for the fiscal year ended December 31, 2012.

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

Registrant:     Colfax Corporation

By:

/s/ STEVEN E. SIMMS     President and Chief Executive Officer
Steven E. Simms        (Principal Executive Officer)            July 25, 2013

/s/ C. SCOTT BRANNAN     Senior Vice President, Finance and
C. Scott Brannan        Chief Financial Officer
(Principal Financial and Accounting Officer)        July 25, 2013