Form 10-K
period 2013-12-31
Colfax CORP
filed 2014-02-12
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on June 28, 2013 was $3.890 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 3, 2014, the number of shares of the Registrant’s common stock outstanding was 102,132,719.

EXHIBIT INDEX APPEARS ON PAGE 95

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2014 proxy statement specifically incorporated herein by reference, the 2014 proxy statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Colfax,” “the Company,” “we,” “our,” and “us” refer to Colfax Corporation and its subsidiaries.

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

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental laws and regulations;

•	failure to maintain and protect our intellectual property rights;

•	the loss of key members of our leadership team;

•
restrictions in our credit agreement with Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and certain other lender parties named therein (the “Deutsche Bank Credit Agreement”) that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of this Form 10-K.

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

Colfax began with a series of acquisitions in the fluid-handling and mechanical power transmission sectors, most notably those of Imo and Allweiler in 1997 and 1998, respectively. In 2004, we divested our mechanical power transmission operations and focused on fluid handling. Through the end of 2011, we made a series of strategic acquisitions in this sector, including: Lubrication Systems Company (“LSC”), PD-Technik Ingenieurbüro GmbH (“PD-Technik”), Baric Group (“Baric”), Rosscor Holding B.V. (“Rosscor”) and COT-Puritech, Inc. (“COT-Puritech”).

On January 13, 2012, we closed the acquisition of Charter International plc (“Charter”) by Colfax (the “Charter Acquisition”), which transformed Colfax from a fluid-handling business into a multi-platform enterprise with a strong global footprint. This acquisition provided an additional growth platform in the fragmented fabrication technology industry, while broadening the scope of our fluid-handling platform to include air- and gas-handling products.

Following the Charter Acquisition, we announced the following additional acquisitions that we expect will grow and strengthen our business:

Gas and Fluid Handling

In September 2012, we acquired Co-Vent Group Inc. (“Co-Vent”), a leading supplier of industrial fans based in Quebec, Canada.
In July 2013, we acquired Clarus Fluid Intelligence, LLC (“Clarus”), a domestic supplier of flushing services for marine applications primarily to U.S. government agencies, with primary operations in Bellingham, Washington.

In September 2013, we acquired certain business units of The New York Blower Company, including TLT-Babcock Inc. (“TLT-Babcock”) and Alphair Ventilating Systems Inc. (“Alphair”), suppliers of heavy duty and industrial fans in Akron, Ohio and Winnepeg, Ontario, respectively.

In November 2013, we acquired ČKD Kompresory a.s. (“ČKDK”), a leading supplier of multi-stage centrifugal compressors to the oil & gas, petrochemical, power and steel industries, based in Prague, Czech Republic.

In November 2013, we acquired the remaining ownership of Sistemas Centrales de Lubrication S.A. de C.V. (“Sicelub”), previously a less than wholly owned subsidiary in which the Company did not have a controlling interest. Sicelub provides flushing services to Central and South American customers primarily in the oil, gas and petrochemical end market.

In November 2013, we acquired the global infrastructure and industry division of Fläkt Woods Group (“GII”), an international supplier of heavy duty industrial and cooling fans.

Fabrication Technology

In May 2012, we acquired the remaining ownership of CJSC Sibes (“Sibes”), a less than wholly owned Russian subsidiary in which the Company did not have a controlling interest.
In October 2012, we acquired approximately 91% of Soldex S.A. (“Soldex”), a leading South American supplier of welding products. In August 2013, we increased our ownership of Soldex to approximately 99%.
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

Reportable Segments

Upon the closing of the Charter Acquisition, we changed the composition of our reportable segments to reflect the changes in our internal organization resulting from the integration of the acquired businesses. We now report our operations through the gas- and fluid handling and fabrication technology segments. For certain financial information, including Net sales and long-lived assets by geographic area, see Note 16, “Segment Information” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

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

Compressors

Howden process compressors and complete compressor packages are used in the petroleum, petrochemical, refrigeration and other markets where performance and reliability are crucial. Our product line includes screw, piston (reciprocating) diaphragm and multi-stage centrifugal process gas compressors as well as highly efficient turbo blowers capable of the most demanding end market conditions. Howden designed and supplied the first diaphragm compressor and was the first company to commercialize screw compressor technology.

Rotary Heat Exchangers

Rotary regenerative heat exchangers provide a compact, cost effective and reliable solution for heat recovery in power plant and flue gas desulfurization systems. With over 80 years experience, Howden supplies highly efficient and reliable air preheaters for power boiler applications, rotary regenerative heat exchangers and replacement element baskets for rotary regenerative heat exchangers.

Pumps

Rotary Positive Displacement Pumps - We believe that we are a leading manufacturer of rotary positive displacement pumps with a broad product portfolio and globally recognized brands. Rotary positive displacement pumps consist of a casing containing screws, gears, vanes or similar components that are actuated by the relative rotation of that component to the casing, which results in the physical movement of the liquid from the inlet to the discharge at a constant rate. Positive displacement pumps generally offer precise, quiet and highly efficient transport of viscous fluids.

Specialty Centrifugal Pumps - Centrifugal pumps use the kinetic energy imparted by rotating an impeller inside a configured casing to create pressure. While traditionally used to transport large quantities of thin liquids, our centrifugal pumps use specialty designs and materials to offer customers high quality, reliability and customized solutions for a wide range of viscosities, temperatures and applications. We position our specialty centrifugal pumps for applications where customers clearly recognize our brand value or in markets where centrifugal and rotary pumps are complimentary.

Fluid-Handling Systems

We manufacture complete fluid-handling systems used primarily in the oil and gas, power generation, commercial marine and global defense markets. We offer turnkey systems and support, including design, manufacture, installation, commission and service. Our systems include:

•	lubrication systems, which are used in rotating equipment in oil refineries and other process industries;

•	custom designed packages used in crude oil pipeline applications;

•	lubrication and fuel forwarding systems used in power generation turbines; and

•	complete packages for commercial marine engine rooms

Specialty Valves

Our specialty valves are used primarily in naval applications. Our valve business has specialized machining, welding and fabrication capabilities that enable us to serve as a supplier to the U.S. Navy. In addition to designing and manufacturing valves, we also offer repair and retrofit services for products manufactured by other valve suppliers through our aftermarket support centers located in Virginia Beach, Virginia and San Diego, California.

Total Lubrication Management

Our total lubrication management offering provides lubrication system equipment and services to customers in end markets where lubrication system performance is critical, including: petroleum refining, petrochemical production, natural gas transmission, power generation, and military and commercial marine vessels. Our products include LubriMist® oil mist generators, Mistlock™ bearing lubrication cartridges and ThermoJet® oil purifiers. Our services include high velocity oil flushing, leakage oil reclamation and condition monitoring. We sell lubrication equipment globally, and provide lubrication services primarily in North and South America.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. For the year ended December 31, 2013, welding consumables represented approximately 37% of our total Net sales. Our fabrication technology products are principally marketed under the ESAB brand name, which we believe is a leading international welding company with roots dating back to the invention of the covered welding electrode. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated welding systems. Products are sold into a wide range of end markets, including oil & gas, power generation, wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

Many of ESAB’s manufacturing facilities are located in low cost locations, in particular Central and Eastern Europe, South America and Asia. Our fabrication technology products are sold both through independent distributors and direct salespeople, depending on geography and end market.

The following discussions of Industry and Competition, International Operations, Research and Development, Intellectual Property, Raw Materials and Backlog, Seasonality, Working Capital, Associates and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

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

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers us an opportunity to access new markets for products. Our principal markets outside the United States are in Europe, Asia, the Middle East and South America. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. For the year ended December 31, 2013, approximately 53% of our Net sales were shipped to locations in developing countries.

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

Research and development expense was $27.4 million, $19.4 million and $5.7 million in 2013, 2012 and 2011, respectively. We expect to continue making significant expenditures for research and development in order to maintain and improve our competitive position.

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

Manufacturing turnaround time for our gas- and fluid-handling operating segment is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and may range from days to several years. Backlog of gas- and fluid-handling orders as of December 31, 2013 was $1.6 billion, compared with $1.4 billion as of December 31, 2012. A substantial majority of the gas- and fluid-handling order backlog as of December 31, 2013 is expected to be filled within the current fiscal year.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Associates

The following table presents our worldwide associate base as of the dates indicated:

	December 31,
	2013	2012	2011
North America	2,667	2,805	728
Europe	6,761	6,107	1,232
Asia and Middle East	4,722	4,397	251
Central and South America	2,963	2,424	—
Other	646	553	—
Total associates	17,759	16,286	2,211

Approximately 2% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 36% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

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

Colfax's financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. Any sustained weakness in demand for our products and services resulting from a downturn of or uncertainty in the global economy could reduce our sales and profitability.

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

Acquisitions have formed a significant part of our growth strategy in the past and are expected to continue to do so. If we are unable to identify suitable acquisition candidates or successfully integrate the businesses we acquire, our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration and undisclosed or underestimated liabilities.

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

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, controls, technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers and distributors of the acquired company and the diversion of our management's attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring business' operations during this period. We may not accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems and our financial systems. The failure to successfully integrate acquired businesses in a timely manner, or at all, could have an adverse effect on our business, financial condition and results of operations.

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

Integration efforts associated with our acquisitions may require significant capital and operating expense. Such expenses may include information technology integration fees, facility closure costs and other restructuring expenses. Significant unanticipated expenses associated with integration activities may harm our business, financial condition and results of operations.

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

We may require additional capital to finance our operating needs and to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under the Deutsche Bank Credit Agreement, we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations and expand into new markets.

We intend to pay for future acquisitions using cash, capital stock, notes, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the capital markets and in our stock price may make it difficult for us to access the capital markets at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to implement fully our growth strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may dilute our existing stockholders.

In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. See “—The Deutsche Bank Credit Agreement contains restrictions that may limit our flexibility in operating our business.” below.

Our restructuring activities may subject us to additional uncertainty in our operating results.

We have implemented, and plan to continue to implement, restructuring programs designed to facilitate key strategic initiatives and maintain long-term sustainable growth. As such, we have incurred and expect to continue to incur increased expense relating to restructuring activities. We may not achieve or sustain the anticipated benefits of these programs. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact. We also may not be able to realize the anticipated savings we expect from restructuring activities.

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

If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster, power outage, fire, explosion, terrorism, cyber-based attack, adverse weather conditions, labor disputes or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition. We maintain property damage insurance which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.

Our international operations are subject to the laws and regulations of the U.S. and many foreign countries. Failure to comply with these laws may affect our ability to conduct business in certain countries and may affect our financial performance.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K Bribery Act of 2010, and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of these laws could lead to enforcement actions and financial penalties that could result in substantial costs. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Our efforts to comply with U.S. sanction laws and embargoes may not be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not wholly effective. Actual or alleged violations of these laws could lead to substantial fines or other sanctions which could result in substantial costs. In addition, Syria, Iran and certain other sanctioned countries currently are identified by the U.S. State Department as state sponsors of terrorism, and have been subject to increasingly restrictive sanctions. Because certain of our independent foreign subsidiaries have contact with and transact limited business in certain U.S. sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our shares and our business, financial condition and results of operations. In addition, certain U.S. states and municipalities have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as Colfax or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our shares and our business, financial condition and results of operations.

One of our foreign subsidiaries made a small number of sales from 2003 through 2007 totaling approximately $60,000 in the aggregate to two customers in Cuba which may have been made in violation of regulations of OFAC. Cuba is also identified by the U.S. State Department as a state sponsor of terrorism. We have submitted a disclosure report to OFAC regarding these transactions. As a result of these sales, we may be subject to fines or other sanctions. Further, during the 2012 fiscal year a few of our independently-operated foreign subsidiaries which we acquired in 2012 made the final shipments necessary to wind down four sales agreements involving parties identified in section 560.304 of title 31 of the Code of Federal Regulations, which transactions were conducted in accordance with applicable U.S. and E.U. economic sanctions, statutes and regulations in effect at that time.

If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions.

Some of our products manufactured or assembled in the U.S. are subject to the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security, which require that an export license is obtained before such products can be exported to certain countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of certain military or intelligence-related items, technologies and services to non-U.S. persons. Failure to comply with these laws could harm our business by subjecting us to sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges and debarment from U.S. government contracts. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.
In the year ended December 31, 2013, we derived approximately 80% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 25 non-U.S. countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

•	economic or political instability;

•	partial or total expropriation of international assets;

•	limitations on ownership or participation in local enterprises;

•	trade protection measures, including tariffs or import-export restrictions;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	labor and employment laws that may be more restrictive than in the U.S.;

•	significant adverse changes in taxation policies or other laws or regulations;

•	difficulties in hiring and maintaining qualified staff; and

•	the disruption of operations from political disturbances, terrorist activities, insurrection or war.

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

As of December 31, 2013, approximately 38% of our employees were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 15,200 employees, representing 86% of our worldwide employee base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our employees are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Our businesses are subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of: regulated air pollutants; discharges of wastewater and storm water; storage and handling of raw materials; and generation, storage, transportation and disposal of regulated wastes; and laws and regulations governing worker safety. These requirements impose on our businesses certain responsibilities, including the obligation to obtain and maintain various environmental permits. If we were to fail to comply with these requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance. In addition, if our noncompliance with such regulations were to result in a release of hazardous materials into the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

The Deutsche Bank Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of, the capital stock of Colfax and its wholly-owned subsidiaries;

•	make certain investments;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all our assets; and

•	enter into certain transactions with affiliates.
In addition, under the Deutsche Bank Credit Agreement, we are required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Limitations imposed by the Deutsche Bank Credit Agreement's various covenants could have a materially adverse effect on our business, financial condition and results of operations.

Any impairment in the value of our intangible assets, including Goodwill, would negatively affect our operating results and total capitalization.

Our Total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for an acquired business decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for Goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

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

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2013, approximately 80% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact the financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

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

Venezuela devalued its currency relative to the U.S. dollar numerous times, and may do so again in the future. Because we consider the Venezuelan bolivar fuerte a highly inflationary currency under accounting principles generally accepted in the U.S. (“GAAP”), the financial statements of the Company’s Venezuelan operations have been remeasured into their parent’s reporting currency, the Colombian peso. The devaluation of the bolivar and the change to the Colombian peso as the functional currency resulted in a foreign currency transaction loss of $2.9 million recognized in Selling, general and administrative expense for the three months ended March 29, 2013. Additionally, during the first quarter of 2014, Argentina devalued its currency relative to the U.S. dollar, which has resulted in the Argentine peso to also be considered a highly inflationary currency under GAAP. We expect to be subject to foreign currency translation losses during the first quarter of 2014 as a result of the devaluation of the Argentine peso. We may be subject to additional foreign currency translation losses depending upon whether Venezuela further devalues the bolivar, movements in exchange rates between these highly inflationary currencies and the parents’ reporting currency and the amount of monetary assets and liabilities included in the balance sheets of our operations denominated in currencies considered to be highly inflationary. As of and for the year ended December 31, 2013, the Company’s combined Venezuelan and Argentine operations represented less than 1% and 2% of the Company’s Total assets and Net sales, respectively.

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

While we manufacture many of the parts and components used in our products, we purchase a substantial amount of raw materials, parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any significant change in the supply of, or price for, these raw materials, parts or components could materially affect our business, financial condition and results of operations. In addition, delays in delivery of raw materials, parts or components by suppliers could cause delays in our delivery of products to our customers.

We are currently working to streamline our supplier base, which could exacerbate certain of the risks described above. For example, as a result of maintaining relationships with fewer suppliers, we may become more dependent on such suppliers having adequate quantities of raw materials, parts or components that satisfy our requirements at prices that we consider appropriate, and on the timely delivery of such raw materials, parts or components to us.  In addition, as a result of maintaining relationships with fewer suppliers, it may be more difficult or impossible to obtain raw materials, parts or components from alternative sources when such components and raw materials are not available from our regular suppliers.

New regulations and customer preferences reflecting an increased focus on environmental, social and governance responsibility may impose additional costs on us and expose us to new risks, including with respect to the sourcing of our products.

Regulators, stockholders and other interested constituencies have focused increasingly on the environmental, social and governance practices of companies, which has resulted in new regulations that may impose costs on us and expose us to new risks. For example, Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and its implementing SEC regulations, impose new supply chain diligence and disclosure requirements for certain manufacturers of products containing “conflict minerals” that originated in the Democratic Republic of the Congo or an adjoining country. Complying with these requirements will impose additional costs on us, including costs to determine the source of any conflict minerals used in our products, and we may face reputational challenges or the loss of customers if we are unable to verify the origins for any conflict minerals used in our products. In addition, these requirements could adversely affect the sourcing, availability and pricing of such minerals.

We may be subject to additional regulations in the future arising from the increased focus on environmental, social and governance responsibility. In addition, our customers may require us to implement environmental, social or governance responsibility procedures or standards before they will continue to do business with us. The occurrence of any of the foregoing could have a material adverse effect on the price of our shares and our business, financial condition and results of operations.

Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. In addition, our efforts to avoid or mitigate the impact of cyber-based attacks and security breaches may not be successful in avoiding a material breach, which could result in unauthorized disclosure of confidential information or damage to our information technology networks and systems. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

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

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income or the repatriation of income held in foreign jurisdictions. Our Cash and cash equivalents as of December 31, 2013 includes $290.2 million held in jurisdictions outside the

U.S., which may be subject to tax penalties and other restrictions if repatriated into the U.S. In addition, the U.S. and foreign countries have considered changes to existing tax laws, including allowing existing provisions to expire, that could significantly impact the treatment of income earned outside the U.S. An increase in our effective tax rate could have a material adverse effect on our after-tax results of operations.

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

In connection with the Charter Acquisition, we issued a total of 20,182,293 shares of Colfax Common stock to BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), Mitchell P. Rales, Steven M. Rales and Markel Corporation (collectively, the “Investors”) and 13,877,552 shares of Colfax Series A Preferred Stock, which are initially convertible into an additional 12,173,291 shares of Colfax Common stock, to the BDT Investor. Pursuant to registration rights agreements we entered into with the Investors in January 2012, the Investors and their permitted transferees have registration rights for the resale of the shares of Colfax Common stock acquired as a result of the Charter Acquisition and, with respect to the BDT Investor, shares of Colfax Common stock issuable upon conversion of the Series A Preferred Stock. In April 2012, we filed a prospectus supplement under which the Investors may resell these shares. In addition, Mitchell P. Rales and Steven M. Rales have registration rights for the resale of certain shares of Colfax Common stock pursuant to a registration rights agreement entered into in 2003 and amended in 2013. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Colfax Common stock available for public trading. For instance, in May 2013 the BDT Investor and certain of its permitted transferees sold 4,000,000 shares of Colfax Common stock to underwriters for public resale. Sales by the BDT Investor, Markel, Mitchell P. Rales or Steven M. Rales or their permitted transferees of a substantial number of shares of Colfax Common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Colfax Common stock.

In March 2012 and May 2013, we sold 9,000,000 shares and 7,500,000 shares, respectively, of newly issued Common stock to underwriters for public resale pursuant to a shelf registration statement. Under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of Colfax Common stock, which, if subsequently issued, could have a further dilutive effect on outstanding Colfax Common stock.

Our Amended and Restated Certificate of Incorporation contains provisions that grant the BDT Investor certain rights which may limit our flexibility in operating our business and structuring our corporate governance.

Under our Amended and Restated Certificate of Incorporation, so long as the BDT Investor and its permitted transferees beneficially own, in the aggregate, at least 50% of the Series A Preferred Stock issued to the BDT Investor under the securities purchase agreement with the BDT Investor (the “BDT Purchase Agreement”), the BDT Investor's written consent is required in order for us to take certain corporate actions, including:

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

As of February 3, 2014, the BDT Investor owned 100% of the Series A Convertible Preferred Stock issued under the BDT Purchase Agreement.

Our Amended and Restated Certificate of Incorporation also provides that, so long as the BDT Investor and certain permitted transferees beneficially own at least 10% of the Colfax Common stock (on a fully-diluted basis), the BDT Investor's written consent is required to alter, amend or repeal the provisions of our Amended and Restated Certificate of Incorporation which set forth the authorized number of members of our Board and the BDT Investor's nomination rights in respect of members of our Board. As of February 3, 2014, the BDT Investor beneficially owned more than 10% of Colfax Common stock (on a fully diluted basis). The above factors could limit our financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations.

The BDT Investor may exercise significant influence over us, including through its ability to elect up to two members of our Board of Directors.

The shares of Colfax Common stock and Series A Preferred Stock beneficially owned by the BDT Investor represent approximately 14% of the voting rights in respect of the Company's issued share capital as of February 3, 2014. In addition, our Amended and Restated Certificate of Incorporation provides that the BDT Investor's consent is required before we may take certain actions for so long as the BDT Investor and its permitted transferees beneficially own in the aggregate at least 50% of the Series A Preferred Stock issued pursuant to the BDT Purchase Agreement (as discussed above). As a result, the BDT Investor may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The BDT Investor may have interests that diverge from, or even conflict with, those of Colfax and our other stockholders.

The Amended and Restated Certificate of Incorporation also provides that the BDT Investor will have the right to exclusively nominate (1) two out of eleven directors to our Board of Directors so long as the BDT Investor holds at least 20% of the outstanding Colfax Common stock (calculated on a fully diluted basis, assuming conversion of the Series A Preferred Stock at the then-existing conversion price), with one of its nominees to serve on the Audit Committee of our Board of Directors and one of its nominees to serve on the Compensation Committee of our Board of Directors, and (2) one out of ten directors to our Board of Directors so long as the BDT Investor and its permitted transferees beneficially own in the aggregate less than 20% but more than 10% of the outstanding Colfax Common stock (calculated on a fully diluted basis, assuming conversion of the Series A Preferred Stock at the then-existing conversion price), with such nominee to serve on the Audit Committee and the Compensation Committee of our Board of Directors. Further, so long as the BDT Investor and certain permitted transferees beneficially own at least 10% of the Colfax Common stock (calculated on a fully diluted basis, assuming conversion of the Series A Preferred Stock at the then-existing conversion price), the BDT Investor’s written consent is required to alter, amend or repeal the provisions of the Amended and Restated Certificate of Incorporation which set forth the authorized number of members of our Board and the BDT Investor’s nomination rights in respect of members of our Board.

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

Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain provisions that may make it difficult for a third party to acquire us without the consent of our Board of Directors. These include provisions prohibiting stockholders from taking action by written consent, prohibiting special meetings of stockholders called by stockholders and prohibiting stockholder nominations and approvals without complying with specific advance notice requirements. In addition, our Board of Directors has the right to issue Preferred stock without stockholder approval, which our Board of Directors could use to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of Colfax. Delaware law also imposes some restrictions on mergers and other business combinations between Colfax and any holder of 15% or more of its outstanding voting stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Fulton, Maryland in a facility that we lease. As of December 31, 2013, our gas- and fluid-handling reportable segment had 12 principal production facilities in the U.S. representing approximately 873,369 and 74,700 square feet of owned and leased space, respectively, and 46 principal production facilities in 20 different countries in Asia, Europe, Central and South America, Australia, and South Africa. Additionally, as of December 31, 2013, our fabrication technology operating segment had a total of 4 production facilities in the U.S., representing a total of 1.3 million square feet of owned space, and 24 outside the U.S., representing a total of 8.2 million and 1.2 million square feet of owned and leased facilities, respectively, in 13 countries in Central and Eastern Europe, Central and South America and Asia.

Item 3. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 15, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position
Steven E. Simms	58	President and Chief Executive Officer and Director, Colfax Corporation and Acting President, Colfax Fluid Handling
C. Scott Brannan	55	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Clay H. Kiefaber	58	Executive Vice President, Chief Executive Officer, ESAB Global and Director, Colfax Corporation
Daniel A. Pryor	45	Executive Vice President, Strategy and Business Development
Ian Brander	52	Chief Executive Officer, Howden
Lynn Clark	56	Senior Vice President, Global Human Resources
A. Lynne Puckett	51	Senior Vice President, General Counsel and Secretary
Stephen J. Wittig	51	Senior Vice President, Colfax Business System and Supply Chain Strategy

Steven E. Simms has been President and Chief Executive Officer since April 2012. He has served as a Director of Colfax since July 2011. Mr. Simms also served as Chairman of the Board of Directors of Apex Tools and is a former Executive Vice President of Danaher Corporation.  Mr. Simms held a variety of leadership roles during his 11-year career at Danaher. He became Executive Vice President in 2000 and served in that role through his retirement in 2007, during which time he was instrumental in Danaher’s international growth and success. He previously served as Vice President-Group Executive from 1998 to 2000 and as an executive in Danaher’s tools and components business from 1996 to 1998. Prior to joining Danaher, Mr. Simms held roles of increasing authority at Black & Decker Corporation, most notably President-European Operations and President-Worldwide Accessories.  Mr. Simms started his career at the Quaker Oats Company where he held a number of brand management roles. He currently serves as a member of the Board of Trustees of The Boys’ Latin School of Maryland and is actively involved in a number of other educational and charitable organizations in the Baltimore area.

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

Daniel A. Pryor has served as our Executive Vice President‚ Strategy and Business Development since July 2013. Mr. Pryor was Senior Vice President, Strategy and Business Development from January 2011 through July 2013. Prior to joining Colfax‚ he was a Partner and Managing Director with The Carlyle Group‚ a global alternative asset manager, where he focused on industrial leveraged buyouts and led numerous portfolio company and follow-on acquisitions. While at The Carlyle Group, he served on the boards of portfolio companies Veyance Technologies, Inc., John Maneely Co., and HD Supply Inc. Prior to The Carlyle Group, he spent 11 years at Danaher Corporation in roles of increasing responsibility‚ most recently as Vice President - Strategic Development. Mr. Pryor earned his M.B.A. from Harvard Business School and his B.A. in Economics from Williams College.

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

Lynn Clark has been the Senior Vice President, Global Human Resources since January 2013. Prior to joining Colfax, she served as senior vice president, global human resources for Mead Johnson Nutrition. Her experience includes extensive work at the board and operating levels, broad human resources leadership capabilities, talent management, organization design and development and M&A. Ms. Clark held roles of increasing responsibility at Bristol-Myers Squibb from 2001 to 2009, and was with Lucent Technologies and Allied Signal Corporation, leading executive development and then serving as human resources leader for headquarters functions between 1993 and 2001. Prior to transferring into human resources, she worked for 15 years in sales and marketing, most recently as a general manager for Drake Beam Morin - a global consulting firm in employee development, retention and transition - in Richmond, Virginia. Ms. Clark started her career as a career counselor at George Washington University in Washington, DC. Ms. Clark has a bachelor of science in education and a master of science in college student personnel from Bowling Green University in Ohio.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 3, 2014, there were approximately 23,381 holders of record of our Common stock. The high and low sales prices per share of our Common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	Year Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$48.82	$40.29	$37.64	$27.61
Second Quarter	$53.65	$42.22	$35.56	$26.01
Third Quarter	$57.49	$50.13	$36.79	$24.43
Fourth Quarter	$64.37	$54.53	$40.52	$33.14

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

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Russell 2000 Index and the Standard & Poor’s (“S&P”) Industrial Machinery Index . The graph assumes that $100 was invested on December 31, 2008 in each of our Common stock, the Russell 2000 Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

Issuer Purchase of Equity Securities

There were no Common stock repurchases during 2013, 2012 or 2011.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$4,207,209	$3,913,856	$693,392	$541,987	$525,024
Cost of sales	2,900,987	2,761,731	453,293	350,579	339,237
Gross profit	1,306,222	1,152,125	240,099	191,408	185,787
Selling, general and administrative expense	860,994	895,452	162,761	133,507	116,240
Charter acquisition-related expense	—	43,617	31,052	—	—
Restructuring and other related charges	35,502	60,060	9,680	10,323	18,175
Asbestos coverage litigation expense	3,334	12,987	10,700	13,206	11,742
Operating income	406,392	140,009	25,906	34,372	39,630
Interest expense	103,597	91,570	5,919	6,684	7,212
Provision for income taxes	93,652	90,703	15,432	11,473	8,621
Net income (loss)	209,143	(42,264)	4,555	16,215	23,797
Less: income attributable to noncontrolling interest, net of taxes	30,515	22,138	—	—	—
Dividends on preferred stock	20,396	18,951	—	—	—
Net income (loss) available to Colfax Corporation common shareholders	$158,232	$(83,353)	$4,555	$16,215	$23,797
Net income (loss) per share—basic	$1.56	$(0.92)	$0.10	$0.37	$0.55
Net income (loss) per share—diluted	$1.54	$(0.92)	$0.10	$0.37	$0.55
Balance Sheet Data:
Cash and cash equivalents	$311,301	$482,449	$75,108	$60,542	$49,963
Goodwill and Intangible assets, net	3,217,075	2,853,279	245,873	200,636	175,370
Total assets	6,582,853	6,129,727	1,088,543	1,022,077	1,006,301
Total debt, including current portion	1,487,091	1,728,311	111,518	82,500	91,485
__________

(1)
During 2013, we completed the acquisitions of GII, Clarus, TLT-Babcock, Alphair, ČKDK and Sicelub and increased our ownership of Soldex. In February 2013 and November 2013, we refinanced our Debt, and in May 2013 we sold newly issued Common stock. See Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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

(3)
During 2011, we completed the acquisitions of Rosscor and COT-Puritech in February and December, respectively. See Part I, Item 1. “Business” and Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)	In August 2010, we acquired Baric.

(5)	In August 2009, we acquired PD Technik for $1.3 million, net of cash acquired.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into four main sections:

▪Overview
▪Results of Operations
▪Liquidity and Capital Resources
▪Critical Accounting Policies

The following MD&A should be read together with Item 6. “Selected Financial Data”, Part I, Item 1A. “Risk Factors” and the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-K. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

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

We face a number of challenges and opportunities, including the successful integration of new acquisitions, application and expansion of our CBS tools to improve margins and working capital management, rationalization of assets and back office functions, and consolidation of manufacturing facilities.

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

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2013, approximately 82% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, the expansion of market opportunities in Asia, successfully completing global strategic acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 80% for the year ended December 31, 2013 is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Venezuela devalued its currency related to the U.S. dollar numerous times, and may do so again in the future. We consider the Venezuelan bolivar fuerte a highly inflationary currency under GAAP. Additionally, during the first quarter of 2014, Argentina devalued its currency relative to the U.S. dollar, which has resulted in the Argentine peso to also be considered a highly inflationary currency under GAAP. We expect to be subject to foreign currency translation losses during the first quarter of 2014 as a result of the devaluation of the Argentine peso. We may be subject to additional foreign currency translation losses depending upon whether Venezuela further devalues the bolivar, movements in exchange rates between these highly inflationary currencies and the parents’ reporting currency and the amount of monetary assets and liabilities included in the balance sheets of our operations denominated in currencies considered to be highly inflationary.

Economic Conditions

Demand for our products depends on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. While demand can be cyclical, we believe that our diversified operations limit the impact of a downturn in any one market on our consolidated results.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday season. General economic conditions may, however, impact future seasonal variations.

Pricing

We believe our customers place a premium on quality, reliability, availability, design and application engineering support. Our highly engineered gas- and fluid-handling products typically have higher margins than products with commodity-like qualities. However, we are sensitive to price movements in our raw materials supply base. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material price increases on to our customers. While we seek to take actions to manage this risk, including commodity hedging where appropriate, such increased costs may adversely impact earnings.

Sales and Cost Mix

Our profit margins vary in relation to the relative mix of many factors, including the type of product, the geographic location in which the product is manufactured, the end market for which the product is designed, and the percentage of total revenue represented by consumables and aftermarket sales and services. Consumables are generally sold at lower margins in comparison to our foremarket products and equipment, whereas our aftermarket business, including spare parts and other value added services, is generally a higher margin business. Beginning in 2012, our mix of consumables and aftermarket products and services was significantly impacted by the Charter Acquisition.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Foremarket and equipment	47%	45%	78%
Aftermarket and consumables	53%	55%	22%

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

On January 13, 2012, Colfax completed the Charter Acquisition for a total purchase price of approximately $2.6 billion. Charter is a global industrial manufacturing company focused on welding, cutting and automation and air and gas handling. The impact of the additional 12 days of operations is included in the change in Net sales due to acquisitions, in 2013.

Gas and Fluid Handling

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

On December 6, 2011, Colfax completed the acquisition of COT-Puritech for a total purchase price, net of cash acquired, of $39.4 million which includes the fair value of estimated additional contingent cash payments of $4.3 million at the acquisition date. The additional contingent cash payments are to be paid over two years from the acquisition date subject to the achievement of certain performance goals. COT-Puritech is a national supplier of oil flushing and remediation services to power generation plants, refinery and petrochemical operations and other manufacturing sites, with its primary operations based in Canton, Ohio.

On September 13, 2012, Colfax completed the acquisition of Co-Vent for $34.6 million. Co-Vent specializes in the custom design, manufacture, and testing of industrial fans, with its primary operations based in Quebec, Canada. As a result of this acquisition, Colfax has expanded its product offerings in the industrial fan market.

On July 9, 2013, Colfax completed the acquisition of the common stock of Clarus for $13.2 million, which includes the fair value of an estimated additional contingent cash payment of $2.5 million at the acquisition date. The additional contingent payment will be paid during the year ending December 31, 2016 subject to the achievement of certain performance goals. Clarus is a domestic supplier of flushing services for marine applications primarily to U.S. government agencies, with primary operations based in Bellingham, Washington.

On September 30, 2013, the Company completed the acquisitions of TLT-Babcock and Alphair for an aggregate purchase price of $55.7 million. TLT-Babcock and Alphair are suppliers of heavy duty and industrial fans in Akron, Ohio and Winnepeg, Ontario, respectively.

On November 1, 2013, the Company completed the acquisition of ČKDK for $69.4 million, including the assumption of debt. ČKDK is a leading supplier of multi-stage centrifugal compressors to the oil & gas, petrochemical, power and steel industries, based in Prague, Czech Republic.

On November 25, 2013, the Company increased its ownership of Sicelub, previously a less than wholly owned subsidiary in which the Company did not have a controlling interest, from 44% to 100%. Sicelub provides flushing services to Central and South American customers primarily in the oil, gas and petrochemical end market.

On November 29, 2013, the Company completed the acquisition of GII for $246.0 million, including the assumption of debt, subject to certain adjustments. GII has operations around the world and will expand the Company’s product offerings in the heavy duty industrial and cooling fan market.

Fabrication Technology

On March 3, 2011, ESAB completed the acquisition of LLC Sychevsky Electrodny Zavod (“Sychevsky”), a leading Russian electrode manufacturer based in the Smolensk region for $19.2 million.

On July 1, 2011, ESAB acquired 60% of Condor Equipamentos Industriais Ltda (“Condor”), a leading Brazilian manufacturer of gas apparatus used in welding applications, for cash consideration of R$25.2 million.

In May 2012, Colfax acquired the remaining 83.7% of Sibes not already owned by its ESAB business for $8.5 million, including the assumption of debt. Sibes is a leading supplier of welding electrodes to customers in Eastern Russia and strengthens ESAB’s position in the attractive Russian welding consumables market, particularly in the energy and natural resources end markets.

On October 31, 2012, Colfax completed the acquisition of approximately 91% of the outstanding common and investment shares of Soldex for $187.2 million. Soldex is organized under the laws of Peru and complements our existing fabrication technology segment by supplying welding products from its plants in Colombia and Peru. On August 5, 2013, Colfax completed a $14.9 million tender offer for common and investment shares of Soldex resulting in an increase in our ownership of the subsidiary from approximately 91% to 99%.

Sales, Orders and Backlog

Our Net sales increased from Net sales of $3.9 billion in 2012 to $4.2 billion in 2013. The following tables present components of our consolidated Net sales and, for our gas- and fluid-handling segment, order and backlog growth:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the year ended December 31, 2012	$3,913.9		$1,996.0		$1,431.5
Components of Change:
Existing businesses(2)	107.5	2.7%	(15.3)	(0.8)%	(58.6)	(4.1)%
Acquisitions(3)	246.9	6.3%	96.4	4.8%	231.2	16.2%
Foreign currency translation(4)	(61.1)	(1.5)%	(15.7)	(0.7)%	(26.7)	(1.9)%
	293.3	7.5%	65.4	3.3%	145.9	10.2%
As of and for the year ended December 31, 2013	$4,207.2		$2,061.4		$1,577.4

(1) Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling operating segment.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3) Represents the incremental sales and orders as a result of our acquisitions of Charter, Soldex, Co-Vent, Clarus, ČKDK, TLT-Babcock, Alphair, GII and Sicelub. The impact related to the Charter Acquisition represents 12 days of activity for ESAB and Howden as the acquisition closed on January 13, 2012. Represents the incremental order backlog as a result of our acquisitions of Clarus, ČKDK, GII, TLT-Babcock, Alphair and Sicelub.
(4) Represents the difference between prior year sales and orders valued at the actual prior year foreign exchange rates and prior year sales and orders valued at current year foreign exchange rates.

The increase in Net sales from existing businesses during 2013 compared to 2012 was attributable to an increase of $138.1 million in our gas- and fluid-handling segment, offset by a decrease of $30.6 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during 2013 in comparison to 2012 due to decreases in the oil, gas and petrochemical, mining and general industrial and other end markets, offset by increases in the power generation and marine end markets.

For 2012, our consolidated Net sales increased from proforma net sales of $3.8 billion in 2011 to $3.9 billion (which excludes operations acquired in the Charter Acquisition for the first 12 days of each annual period presented). The following tables present components of our proforma consolidated Net sales and, for our gas- and fluid-handling segment, proforma order and backlog growth:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
Proforma as of and for the year ended December 31, 2011	$3,839.1		$1,924.6		$1,288.3
Components of Change:
Existing businesses(2)	202.2	5.3%	54.0	2.8%	117.5	9.1%
Acquisitions(3)	86.5	2.2%	100.4	5.2%	9.4	0.7%
Foreign currency translation(4)	(213.9)	(5.6)%	(83.0)	(4.3)%	16.3	1.3%
	74.8	1.9%	71.4	3.7%	143.2	11.1%
As of and for the year ended December 31, 2012	$3,913.9		$1,996.0		$1,431.5
__________

(1)	Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling operating segment.

(2)	Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.

(3)	Represents the incremental sales, orders and order backlog as a result of acquisitions.

(4)	Represents the difference between sales from existing businesses valued at current year foreign exchange rates and sales from existing businesses at prior year foreign exchange rates.

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

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Year Ended December 31,
	2013	2012	Proforma 2011
	(In millions)
Gas and Fluid Handling	$2,104.0	$1,901.2	$1,757.1
Fabrication Technology	2,103.2	2,012.7	2,082.0
Total Net sales	$4,207.2	$3,913.9	$3,839.1

The Net sales comparisons discussed above, for 2012 in comparison to 2011, are on a proforma basis (which excludes operations acquired in the Charter Acquisition for the first 12 days of each annual period presented). Further, cost information for Charter, ESAB and Howden is not available for 2011 under the presentation required by the Exchange Act and, as such, proforma discussions for 2012 in comparison to 2011 are limited to sales.

Gas and Fluid Handling

We design, manufacture, install and maintain gas- and fluid-handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other. Our gas-handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers and compressors. The fans and heat exchangers are used in coal-fired and other types of power stations, both in combustion and emissions control applications, underground mines, steel sintering plants and other industrial facilities that require movement of large volumes of air in harsh applications. Howden’s compressors are mainly used in the oil, gas and petrochemical end market. Our fluid-handling products are marketed by Colfax Fluid Handling under a portfolio of brands including Allweiler and Imo. Colfax Fluid Handling is a supplier of a broad range of fluid-handling products, including pumps, fluid-handling systems and controls, and specialty valves.

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net sales	$2,104.0	$1,901.2	$693.4
Gross profit	626.7	567.1	240.1
Gross profit margin	29.8%	29.8%	34.6%
Restructuring and other related charges	$10.4	$8.7	$8.6
Selling, general and administrative expense	352.6	412.6	142.7
Selling, general and administrative expense as a percentage of Net sales	16.8%	21.7%	20.6%
Asbestos coverage litigation expense	$3.3	$13.0	$10.7
Segment operating income	270.7	141.5	86.7
Segment operating income margin	12.9%	7.4%	12.5%

The $138.1 million Net sales increase due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2013 in comparison to 2012 was primarily due to growth in the power generation, marine and general industrial and other end markets, partially offset by declines in the oil, gas and petrochemical and mining end markets. Additionally, Net sales increased by $83.9 million due to acquisition-related growth, including 12 additional days of activity in Howden, which was partially offset by a decrease of $19.2 million due to changes in foreign exchange rates. Gross profit increased during 2013 reflecting the impact of higher volumes. Gross profit margin remained consistent in 2013 with 2012 due to the positive impact of our strong cost control activities offset by the lower margins on the sales associated with the entities acquired in 2013. Additionally, $4.5 million of acquisition-related amortization expense was reflected in Gross profit for 2012. Selling, general and administrative expense for 2013 decreased compared to 2012 primarily due to a decrease of $56.6 million in acquisition-related amortization expense. Selling, general and administrative expense for 2013 was reduced by a $13.8 million gain to remeasure the Company’s equity investment in Sicelub to fair value upon increasing the Company’s ownership to 100%.

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

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. Our fabrication technology products are principally marketed under the ESAB brand name, which we believe is a leading international welding company with roots dating back to the invention of the covered welding electrode. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes. ESAB’s fabrication technology equipment ranges from portable units to large custom systems. Products are sold into a wide range of end markets, including wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

The following table summarizes selected financial data for our fabrication technology segment:

	Year Ended December 31,
	2013	2012
	(Dollars in millions)
Net sales	$2,103.2	$2,012.7
Gross profit	679.6	585.1
Gross profit margin	32.3%	29.1%
Restructuring and other related charges	$25.1	$45.2
Selling, general and administrative expense	459.9	444.9
Selling, general and administrative expense as a percentage of Net sales	21.9%	22.1%
Segment operating income	$219.6	$140.2
Segment operating income margin	10.4%	7.0%

The $90.5 million Net sales increase during 2013 compared to 2012 was primarily the result of acquisition-related growth of $163.0 million, including 12 additional days of activity in ESAB. The $30.6 million Net sales decline due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2013 in comparison to 2012 was primarily the result of decreases in consumable volumes in Europe, Asia and North America. Net sales was also negatively impacted by $41.9 million due to the change in foreign exchange rates. Gross profit and gross profit margin for 2012 were impacted by acquisition-related inventory step-up expense of $18.7 million. In 2013, Gross profit and gross profit margin were favorably impacted by the fixed costs eliminated by several manufacturing site closings in late 2012 and the higher gross profit margins at Soldex. Additionally, Selling, general and administrative expense increased by $29.9 million due to the acquisition of Soldex. This amount includes the impact of the devaluation of the Venezuelan bolivar fuerte during the first quarter of 2013, which resulted in a foreign currency transaction loss of $2.9 million recognized in Selling, general and administrative expense for 2013. Selling, general and administrative expense was also impacted by the inclusion of an additional 12 days of ESAB operations in 2013 compared to 2012. See Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional discussion regarding the devaluation of the Venezuelan bolivar fuerte.

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

Gross Profit - Total Company

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Gross profit	$1,306.2	$1,152.1	$240.1
Gross profit margin	31.0%	29.4%	34.6%

The $154.1 million increase in Gross profit during 2013 in comparison to 2012 was attributable to increases of $59.6 million in our gas- and fluid-handling segment and $94.5 million in our fabrication technology segment. Gross profit increased during 2013 due to the non-recurrence of $21.6 million of acquisition-related inventory step-up expense incurred in 2012. The improvement in gross profit margin during the period was also due to the impact of our cost reduction efforts and favorable trends in sales price in comparison to raw material costs in our fabrication technology segment. Changes in foreign exchange rates during 2013 had an $14.7 million negative impact on Gross profit in comparison to 2012.

The $912.0 million increase in Gross profit during 2012 in comparison to 2011 was attributable to increases of $585.1 million in our fabrication technology segment and $326.9 million in our gas- and fluid-handling segment, which were primarily due to the Charter Acquisition.

Operating Expenses - Total Company

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Selling, general and administrative expense	$861.0	$895.5	$162.8
Selling, general and administrative expense as a percentage of Net sales	20.5%	22.9%	23.5%
Charter acquisition-related expense	$—	$43.6	$31.1
Restructuring and other related charges	35.5	60.1	9.7
Asbestos coverage litigation expense	3.3	13.0	10.7

Selling, general and administrative expense decreased $34.5 million during 2013 in comparison to 2012, primarily due to a decrease in acquisition-related amortization expense of $56.6 million, partially offset by the increase in expenses resulting from the additional 12 days of operations related to the entities acquired as part of the Charter Acquisition and the acquisitions of Soldex, Co-Vent, Clarus, ČKDK, GII, TLT-Babcock, Alphair and Sicelub. During 2012, we incurred $43.6 million of advisory, legal, valuation and other professional service fees and realized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition. Restructuring and other related charges decreased in 2013 in comparison to 2012 primarily as a result of the completion of several substantial cost reduction programs in the fabrication technology segment in 2012. Additionally, Asbestos coverage litigation expense decreased in 2013 as significant costs were incurred in 2012 for the preparation of our appeals submissions related to a case decided by the trial court during 2011 and for depositions and preparation for a trial related to a subsidiary’s coverage which was conducted in the fourth quarter of 2012.

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

Interest Expense - Total Company

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Interest expense	$103.6	$91.6	$5.9

The increase in Interest expense during 2013 in comparison to 2012 was primarily attributable to the write-off of $29.4 million of certain deferred fees and original issue discount associated with the Second and Third Amendments to the Deutsche Bank Credit Agreement, as defined and further discussed under “—Liquidity and Capital Resources—Borrowing Arrangements” below, and $1.2 million of costs incurred in connection with the refinancings, partially offset by the favorable impact of lower borrowing rates associated with the Second and Third Amendments to the Deutsche Bank Credit Agreement and lower outstanding borrowing levels.

Provision for Income Taxes - Total Company

The effective tax rate for 2013 was 30.9%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, a discrete credit to income tax expense of $5.1 million from a reduction to deferred tax balances in certain territories associated with the enactment of lower corporate tax rates and the reduction of a liability for unrecognized tax benefits, which resulted in a gain of $2.3 million, all of which were offset in part by other discrete tax items and losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2013.

During 2012, Loss before income taxes was $48.4 million and the Provision for income taxes was $90.7 million. The Provision for income taxes was impacted by two significant items. Upon completion of the Charter Acquisition, certain deferred tax assets existing at that date were reassessed in light of the impact of the acquired businesses on expected future income or loss by country and future tax planning, including the impact of the post-acquisition capital structure. This assessment resulted in an increase in our valuation allowance to provide full valuation allowances against U.S. deferred tax assets. The increased valuation allowances resulted in a non-cash increase to the Provision for income taxes for 2012 of $50.3 million. In addition, $43.6 million of Charter acquisition-related expense reflected in the Consolidated Statement of Operations is either non-deductible or was incurred in jurisdictions where no tax benefit can be recognized. These two items are the principal cause of the Provision for income taxes being significantly higher than the tax provision which would result from the application of the U.S. federal statutory rate to the reported Net loss.

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

Equity Capital

On May 13, 2013, we sold 7,500,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $331.9 million. In conjunction with this issuance, we recognized $12.0 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during 2013.

On September 12, 2013, we contributed 88,200 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan.

In connection with the financing of the Charter Acquisition, on January 24, 2012, we sold to the BDT Investor (i) 14,756,945 shares of newly issued Colfax Common stock and (ii) 13,877,552 shares of newly created Series A perpetual convertible preferred stock, referred to as the Series A Preferred Stock, for an aggregate of $680 million (representing $24.50 per share of Series A Preferred Stock and $23.04 per share of Common stock) pursuant to the BDT Purchase Agreement with the BDT Investor as well as BDT Capital Partners Fund I-A, L.P., and Mitchell P. Rales, Chairman of our Board of Directors, and his brother, Steven M.

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

In conjunction with the issuance of the Common and Preferred stock issued in connection with the financing of the Charter Acquisition, the Company recognized $14.7 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during 2012.

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

Borrowing Arrangements

We entered into the Deutsche Bank Credit Agreement on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and we terminated our existing credit agreement as well as Charter’s outstanding indebtedness.

On February 22, 2013, we entered into the Second Amendment to the Deutsche Bank Credit Agreement to, among other things, (i) reallocate the borrowing capacities of the tranches of loans, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% to 2.50% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio, (iii) provide for an interest rate margin on the term A-3 facility and the term A-4 facility ranging from 1.50% to 2.25% per annum for base rate loans and 2.50% to 3.25% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio and (iv) provide for an interest rate margin on the term B facility of 1.50% per annum for base rate loans and 2.50% per annum for Eurocurrency rate loans.

On November 7, 2013, we entered into the Third Amendment to the Deutsche Bank Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company further amended its credit agreement to, among other things, (i) reallocate borrowing capacities of the tranches of loans as follows: a $408.7 million term A-1 facility, a $380 million term A-2 facility, a €149.7 million term A-3 facility, a €100 million term A-4 facility and two revolving credit subfacilities which total $898 million in commitments, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.50% and 1.25% per annum for base rate loans and 1.50% to 2.25% per annum for Eurocurrency rate loans, in each case determined by the Company’s leverage ratio, (iii) provide for an interest margin on the term A-3 facility and the term A-4 facility ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% and 2.50% per annum for Eurocurrency loans, in each case, determined by the Company’s leverage ratio and (iv) reset the maturity date for the term A facilities and the two revolving credit subfacilities as well as the amortization schedule for the term A facilities to a five year term commencing on November 7, 2013. In connection with the Third Amendment, the prior term B facility under the credit agreement was repaid in its entirety.

In conjunction with the amendments, we recorded a charge to Interest expense in the Consolidated Statement of Operations for the year ended December 31, 2013 of $29.4 million to write-off certain deferred financing fees and original issue discount and expensed approximately $1.2 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $17.7 million and deferred financing fees of $13.5 million included in its Consolidated Balance Sheet as of December 31, 2013, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of December 31, 2013, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 1.99%, excluding accretion of original issue discount, and there was $560.6 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $688.7 million. Total letters of credit of $398.2 million were outstanding as of December 31, 2013.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.25 to 1.0, measured at the end of each quarter, through the year ended December 31, 2013. The minimum interest coverage ratio increases by 25 basis points each year until it reaches 3.0 to 1.0 for the year ending December 31, 2016 and each year thereafter. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ending December 31, 2014 and decreases by 25 basis points each year until it reaches 4.25 to 1.0 for the year ending December 31, 2016 and each year thereafter. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2013. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2013, we had $311.3 million of Cash and cash equivalents, a decrease of $171.1 million from $482.4 million as of December 31, 2012. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net cash provided by operating activities	$362.2	$174.0	$57.2
Purchases of fixed assets, net	(71.5)	(83.2)	(13.6)
Acquisitions, net of cash received	(372.5)	(1,859.6)	(56.3)
Loans to non-trade creditors	(31.0)	—	—
Other sources, net	—	1.9	—
Net cash used in investing activities	(475.0)	(1,940.9)	(69.9)
(Repayments) proceeds from borrowings, net	(309.0)	1,159.8	29.0
Proceeds from issuance of common stock, net	324.2	756.8	3.7
Proceeds from issuance of preferred stock, net	—	333.0	—
Acquisition of shares held by noncontrolling interest	(14.9)	(29.3)	—
Other uses	(45.3)	(37.1)	—
Net cash (used in) provided by financing activities	(45.0)	2,183.2	32.7
Effect of exchange rates on Cash and cash equivalents	(13.3)	(8.9)	(5.4)
(Decrease) increase in Cash and cash equivalents	$(171.1)	$407.4	$14.6

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $39.6 million, $24.7 million and $7.9 million during 2013, 2012 and 2011, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2013, 2012 and 2011 cash contributions for defined benefit plans were $46.9 million, $61.2 million and $9.3 million, respectively. Contributions for 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of the financing of the Charter Acquisition.

•
During 2013, 2012 and 2011 cash payments of $47.3 million, $45.1 million and $6.8 million, respectively, were made related to our restructuring initiatives. Additionally, during 2012 and 2011 cash payments of approximately $46.1 million and $1.6 million were made for advisory, legal, valuation and other professional service fees related to the Charter Acquisition.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During 2013, net working capital decreased $110.0 million, primarily due to a decrease in inventory and an increase in payables partially offset by an increase in receivables, which increased our cash flows from operating activities. During 2012, net working capital decreased, primarily due to a decrease in inventory and an increase in payable levels, which increased our cash flows from operating activities by $78.3 million, a significant contributor to 2012 cash flows from operating activities. During 2011, net working capital increased, primarily due to an increase in receivables, which reduced our cash flows from operating activities.

During 2013, the acquisitions of GII, Clarus, ČKDK, TLT-Babcock, Alphair and Sicelub resulted in net cash outflows of $399.9 million. There were significant investing activities associated with the Charter Acquisition. The cash cost of the Charter Acquisition, which was completed in 2012, was approximately $1.7 billion, net of cash acquired. During 2011, the acquisitions of Rosscor and COT-Puritech resulted in net cash outflows of $56.3 million. During 2013, the Company also made a loan in connection with an acquisition of $31.0 million, which is expected to be repaid in 2015.

Cash flows from financing activities for 2013 were impacted by the amendments to the Deutsche Bank Credit Agreement further discussed above under “—Borrowing Arrangements” and the May 2013 sale of newly issued Common stock further discussed above under “—Equity Capital.” The sale of our Common stock in May 2013 generated $319.9 million cash inflows from financing activities.

Cash flows from financing activities for 2012 were significantly impacted by the Charter Acquisition. As discussed above under “—Equity Capital,” we raised $805.0 million of cash from sales of our equity securities to the BDT Investor, Steven and Mitchell Rales, and Markel. We borrowed approximately $1.8 billion of term loans, $70.3 million of which was repaid in 2012. The additional payment of borrowings under term loans of $455 million primarily represents the repayment of borrowings under our Bank of America Credit Agreement, in conjunction with the financing of the Charter Acquisition. Additionally, financing activities for 2012 included $293 million raised in a primary offering of our Common stock settled in March 2012.

Cash flows from financing activities were also impacted by acquisitions of shares of less than wholly owned subsidiaries. During 2013, cash flows from financing activities included a $14.9 million acquisition of common and investment shares of Soldex resulting in an increase in our ownership of the subsidiary from approximately 91% to 99%. During 2012, cash flows from financing activities included a $29.3 million acquisition of shares in ESAB India Limited, a publicly traded, less than wholly owned subsidiary in which the Company acquired a controlling interest in the Charter Acquisition. This acquisition of shares was pursuant to a statutorily mandated tender offer triggered as a result of the Charter Acquisition.

Cash flows from financing activities during 2011 included net borrowings of $29.0 million, which were primarily related to the acquisitions of Rosscor and COT-Puritech.

Our Cash and cash equivalents as of December 31, 2013 includes $290.2 held in jurisdictions outside the U.S., which may be subject to tax penalties if repatriated into the U.S. and other restrictions.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2013.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$29.4	$280.2	$1,195.2	$—	$1,504.8
Interest payments on debt(1)	29.2	53.9	32.5	—	115.6
Mandatorily redeemable preferred stock of a subsidiary	—	31.4	—	—	31.4
Dividend payment on mandatorily redeemable preferred stock of a subsidiary	—	3.1	—	—	3.1
Operating leases	36.5	40.2	24.6	55.9	157.2
Capital leases	4.1	1.3	—	—	5.4
Purchase obligations(2)	418.8	13.1	1.1	0.4	433.4
Total	$518.0	$423.2	$1,253.4	$56.3	$2,250.9
__________

(1)	Variable interest payments are estimated using a static rate of 1.99%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2013, which are estimated to be $71.7 million for the year ending December 31, 2014, of which approximately $10 million is expected to be satisfied with a contribution of Colfax Common stock, with the balance in cash. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2013 other than outstanding letters of credit of $398.2 million and $157.2 million of future operating lease payments.

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

Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including, among others, the number of claims that might be received, the type and severity of the disease alleged by each claimant, the latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in the claims, funds available in post-bankruptcy trusts, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, including fluctuations in the timing of court actions and rulings, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of our asbestos liability, and these effects do not move in linear fashion but rather change over multiple year periods. Accordingly, we monitor these trend factors over time and periodically assess whether an alternative forecast period is appropriate. Taking these factors into account and the inherent uncertainties, we believe that we can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and have recorded that liability as our best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, we do not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

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

As of December 31, 2013, we had total asbestos liabilities, including current portion, of $409.4 million and total asbestos insurance assets, including current portion, of $395.3 million. See Note 15, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements for additional information regarding our asbestos liabilities and insurance assets.

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

We evaluate the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and indefinite-lived intangible assets are considered to be impaired when the net book value of a reporting unit or asset exceeds its estimated fair value.

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s Goodwill over its implied fair value should such a circumstance arise.

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

In the evaluation of indefinite-lived intangible assets for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If we determine that it is not more likely than not for the indefinite-lived intangible asset’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We measure the fair value of our indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include royalty and discount rates for each trade name evaluated.

The analyses performed as of September 28, 2013, September 29, 2012, and October 1, 2011 indicated no impairment to be present, except for $0.2 million of impairment loss related to an indefinite-lived intangible asset included in the gas- and fluid-handling segment for the year ended December 31, 2013. This impairment results from a decline in anticipated revenue related to this asset. The impairment loss is included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations and was calculated as the difference between the fair value of the asset under the relief from royalty method and its carrying value as of the date of the impairment test. The fair value of that intangible asset of $2.8 million as of December 31, 2013 is not material to our Consolidated Financial Statements. See Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements for further information.

Actual results could differ from our estimates and projections, which would affect the assessment of impairment. As of December 31, 2013, we have Goodwill of $2.4 billion and indefinite lived trade names of $412.3 million that are subject to at least annual review for impairment. See Note 7, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

Income Taxes

We account for income taxes under the asset and liability method, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made. During 2013, the valuation allowance increased from $357.6 million to $358.4 million.

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that effect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes in the Consolidated Statements of Operations. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties were $68.8 million as of December 31, 2013 and are included in Other liabilities in the accompanying Consolidated Balance Sheet.

Revenue Recognition

We recognize revenue and costs from product sales when title passes to the buyer and all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectibility is probable. Product delivery occurs when title and risk of loss transfer to the customer. Our shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the sales price for the products sold. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement.

We recognize revenue and cost of sales on gas-handling construction projects using the “percentage of completion method” in accordance with U.S. GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of December 31, 2013, there were $231.3 million of revenues in excess of billings and $214.8 million of billings in excess of revenues on construction contracts in the Consolidated Balance Sheet.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $31.3 million and $16.5 million as of December 31, 2013 and 2012, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, all of our borrowings as of December 31, 2013 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2013 would have increased Interest expense by approximately $16.4 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2013, approximately 80% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Deutsche Bank Credit Agreement, provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2013 (net of the translation effect of our euro denominated borrowings) would result in a reduction in Equity of approximately $150 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2013, we had no open commodity futures contracts.

See Note 14, “Financial Instruments and Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding our derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Colfax Corporation

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Colfax Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Colfax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of Colfax Corporation and our report dated February 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 12, 2014

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 12, 2014

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2013	2012	2011

Net sales	$4,207,209	$3,913,856	$693,392
Cost of sales	2,900,987	2,761,731	453,293
Gross profit	1,306,222	1,152,125	240,099
Selling, general and administrative expense	860,994	895,452	162,761
Charter acquisition-related expense	—	43,617	31,052
Restructuring and other related charges	35,502	60,060	9,680
Asbestos coverage litigation expense	3,334	12,987	10,700
Operating income	406,392	140,009	25,906
Interest expense	103,597	91,570	5,919
Income before income taxes	302,795	48,439	19,987
Provision for income taxes	93,652	90,703	15,432
Net income (loss)	209,143	(42,264)	4,555
Less: income attributable to noncontrolling interest, net of taxes	30,515	22,138	—
Net income (loss) attributable to Colfax Corporation	178,628	(64,402)	4,555
Dividends on preferred stock	20,396	18,951	—
Net income (loss) available to Colfax Corporation common shareholders	$158,232	$(83,353)	$4,555
Net income (loss) per share- basic	$1.56	$(0.92)	$0.10
Net income (loss) per share- diluted	$1.54	$(0.92)	$0.10

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$209,143	$(42,264)	$4,555
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(3,634), $(304) and $(18)	6,202	117,703	(11,465)
Unrealized loss on hedging activities, net of tax of $404, $632 and $0	(10,404)	(4,008)	(161)
Changes in unrecognized pension and other post-retirement benefits cost, net of tax of $575, $(5,835) and $(654)	77,071	(91,495)	(34,291)
Amounts reclassified from Accumulated other comprehensive loss:
Realized gain on hedging activities, net of tax of $0, $0 and $0	—	471	1,479
Net pension and other postretirement benefit cost, net of tax of $715, $256 and $114	10,022	8,557	4,160
Other comprehensive income (loss)	82,891	31,228	(40,278)
Comprehensive income (loss)	292,034	(11,036)	(35,723)
Less: comprehensive income attributable to noncontrolling interest	13,039	26,523	—
Comprehensive income (loss) attributable to Colfax Corporation	$278,995	$(37,559)	$(35,723)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,301	$482,449
Trade receivables, less allowance for doubtful accounts of $31,282 and $16,464	1,030,892	873,382
Inventories, net	445,752	493,649
Other current assets	350,401	282,266
Total current assets	2,138,346	2,131,746
Property, plant and equipment, net	757,140	688,570
Goodwill	2,384,522	2,098,836
Intangible assets, net	832,553	779,049
Other assets	470,292	450,086
Total assets	$6,582,853	$6,148,287

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$29,449	$34,799
Accounts payable	860,380	699,626
Accrued liabilities	485,261	447,220
Total current liabilities	1,375,090	1,181,645
Long-term debt, less current portion	1,457,642	1,693,512
Other liabilities	1,009,006	1,116,844
Total liabilities	3,841,738	3,992,001
Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 13,877,552 issued and outstanding	14	14
Common stock, $0.001 par value; 400,000,000 shares authorized; 101,921,613 and 94,067,418 issued and outstanding	102	94
Additional paid-in capital	2,541,005	2,197,694
Retained earnings (accumulated deficit)	19,376	(138,856)
Accumulated other comprehensive loss	(46,608)	(146,594)
Total Colfax Corporation equity	2,513,889	1,912,352
Noncontrolling interest	227,226	243,934
Total equity	2,741,115	2,156,286
Total liabilities and equity	$6,582,853	$6,148,287

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Preferred Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount	Shares	$ Amount
Balance at January 1, 2011	43,413,553	$43	—	$—	$406,901	$(60,058)	$(130,515)	$—	$216,371
Net income	—	—	—	—	—	4,555	—	—	4,555
Other comprehensive loss	—	—	—	—	—	—	(40,278)	—	(40,278)
Common stock-based award activity	284,017	1	—	—	8,626	—	—	—	8,627
Balance at December 31, 2011	43,697,570	44	—	—	415,527	(55,503)	(170,793)	—	189,275
Net (loss) income	—	—	—	—	—	(64,402)	—	22,138	(42,264)
Acquisitions	—	—	—	—	—	—	—	259,229	259,229
Sale of stock of entity previously controlled	—	—	—	—	—	—	—	(4,414)	(4,414)
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(9,721)	(9,721)
Acquisition of shares held by noncontrolling interest	—	—	—	—	1,035	—	(2,644)	(27,683)	(29,292)
Preferred stock dividend	—	—	—	—	—	(18,951)	—	—	(18,951)
Other comprehensive income, net of tax of $5.3 million	—	—	—	—	—	—	26,843	4,385	31,228
Common stock issuances, net of costs of $20.2 million	49,917,786	50	—	—	1,432,921	—	—	—	1,432,971
Preferred stock issuances, net of costs of $7.0 million	—	—	13,877,552	14	332,958	—	—	—	332,972
Common stock-based award activity	452,062	—	—	—	15,253	—	—	—	15,253
Balance at December 31, 2012	94,067,418	94	13,877,552	14	2,197,694	(138,856)	(146,594)	243,934	2,156,286
Net income	—	—	—	—	—	178,628	—	30,515	209,143
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(14,260)	(14,260)
Acquisition of shares held by noncontrolling interest	—	—	—	—	955	—	(381)	(15,487)	(14,913)
Preferred stock dividend	—	—	—	—	—	(20,396)	—	—	(20,396)
Other comprehensive income (loss), net of tax of $1.9 million	—	—	—	—	—	—	100,367	(17,476)	82,891
Common stock issuances, net of costs of $12.0 million	7,500,000	8	—	—	319,890	—	—	—	319,898
Common stock-based award activity	265,995	—	—	—	17,589	—	—	—	17,589
Contribution to defined benefit pension plan	88,200	—	—	—	4,877	—	—	—	4,877
Balance at December 31, 2013	101,921,613	$102	13,877,552	$14	$2,541,005	$19,376	$(46,608)	$227,226	$2,741,115

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$209,143	$(42,264)	$4,555
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and fixed asset impairment charges	119,258	183,403	22,598
Stock-based compensation expense	13,334	9,373	4,908
Non-cash interest expense	44,377	16,997	735
Gain on revaluation of Sicelub investment	(13,784)	—	—
Unrealized loss on acquisition-related foreign currency derivative	—	—	21,146
Deferred income tax provision (benefit)	9,946	7,222	(1,722)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(98,912)	(37,338)	(5,972)
Inventories, net	79,987	26,694	10,844
Accounts payable	128,889	88,927	(7,298)
Changes in other operating assets and liabilities	(130,069)	(78,994)	7,359
Net cash provided by operating activities	362,169	174,020	57,153
Cash flows from investing activities:
Purchases of fixed assets, net	(71,482)	(83,187)	(13,624)
Acquisitions, net of cash received	(372,476)	(1,859,645)	(56,346)
Loans to non-trade creditors	(31,012)	—	—
Other, net	—	1,857	—
Net cash used in investing activities	(474,970)	(1,940,975)	(69,970)
Cash flows from financing activities:
Borrowings under term credit facility	50,861	1,731,523	—
Payments under term credit facility	(679,755)	(531,415)	(10,000)
Proceeds from borrowings on revolving credit facilities	648,000	13,149	141,203
Repayments of borrowings on revolving credit facilities	(328,133)	(53,414)	(102,180)
Proceeds from issuance of common stock, net	324,153	756,762	3,719
Proceeds from issuance of preferred stock, net	—	332,969	—
Acquisition of shares held by noncontrolling interest	(14,913)	(29,292)	—
Payments of dividend on preferred stock	(20,396)	(17,446)	—
Other	(24,870)	(19,608)	—
Net cash (used in) provided by financing activities	(45,053)	2,183,228	32,742
Effect of foreign exchange rates on Cash and cash equivalents	(13,294)	(8,932)	(5,359)
(Decrease) increase in Cash and cash equivalents	(171,148)	407,341	14,566
Cash and cash equivalents, beginning of period	482,449	75,108	60,542
Cash and cash equivalents, end of period	$311,301	$482,449	$75,108

Supplemental Disclosure of Cash Flow Information:
Interest payments	$58,970	$79,857	$5,209
Income tax payments, net	93,856	70,677	16,731

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

During the three months ended March 29, 2013, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2012, due to the finalization of the valuation of specific tax items related to the acquisition of Charter International plc (“Charter”) by Colfax (the “Charter Acquisition”). See Note 4, “Acquisitions” for additional information regarding these adjustments.

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

Equity Method Investments

Investments in joint ventures, where the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are reviewed periodically for indications of other than temporary impairment, including, but not limited to, significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees. If the decline in fair value is considered to be other than temporary, an impairment loss is recorded and the investment is written down to a new carrying value. Investments in joint ventures acquired in a business combination are recognized in the opening balance sheet at fair value.

Revenue Recognition

The Company generally recognizes revenues and costs from product sales when title passes to the buyer and all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectability is reasonably assured. Product delivery occurs when title and risk of loss transfer to the customer. The Company’s shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipments, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the sales price for the products sold. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement. Progress billings are generally shown as a reduction of Inventories, net unless such billings are in excess of accumulated costs, in which case such balances are included in Accrued liabilities in the Consolidated Balance Sheets.

The Company recognizes revenue and cost of sales on gas-handling construction projects using the “percentage of completion method” in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of December 31, 2013, there were $231.3 million of revenues in excess of billings and $214.8 million of billings in excess of revenues on construction contracts in the Consolidated Balance Sheet. As of December 31, 2012, there were $97.1 million of revenues in excess of billings and $178.3 million of billings in excess of revenues on construction contracts in the Consolidated Balance Sheet.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expense

Research and development costs of $27.4 million, $19.4 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs of $17.0 million, $15.7 million, and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost (determined under various methods, but predominantly first-in, first-out) or market. For gas-handling construction projects, cost is primarily determined based upon actual cost. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records as a charge to Cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the evaluation of Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. If the carrying value of a reporting unit exceeds its fair value, the Goodwill attributable to that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s Goodwill over its implied fair value should such a circumstance arise.

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

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is not likely for the indefinite-lived intangible asset’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include royalty and discount rates for each trade name evaluated.

The analysis performed as of September 28, 2013, indicated no impairment to be present, except for $0.2 million of impairment loss related to an indefinite-lived intangible asset included in the gas- and fluid-handling segment for the year ended December 31, 2013. This impairment results from a decline in anticipated revenue related to this asset. The impairment loss is included in Selling, general and administrative expense in the Consolidated Statement of Operations and was calculated as the difference between the fair value of the asset under the relief from royalty method and its carrying value as of the date of the impairment test. The fair value of that intangible asset of $2.8 million as of December 31, 2013 is included in Level Three of the fair value hierarchy and is not material to the Consolidated Financial Statements.

The impairment analyses performed as of September 29, 2012 and October 1, 2011 indicated no impairment to be present.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangibles primarily represent acquired customer relationships, acquired order backlog, acquired technology and software license agreements. Acquired order backlog is amortized in the same period the corresponding revenue is recognized. A portion of the Company’s acquired customer relationships is being amortized over seven years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangibles are being amortized on a straight-line basis over their estimated useful lives, generally ranging from two to 20 years.

The Company assesses its long-lived assets other than Goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company recorded asset impairment losses related to facility closures totaling $1.9 million and $3.2 million during the years ended December 31, 2013 and 2012, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Operations and $0.1 million during the year ended December 31, 2011 as a component of Selling, general and administrative expense in the Consolidated Statement of Operations.

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis. The Company’s Deutsche Bank Credit Agreement (as defined and further discussed in Note 10, “Debt”) includes a €149.7 million term A-3 facility, €100.0 million term A-4 facility and €72.0 million outstanding on the multicurrency revolving credit subfacility, which have been designated as net investment hedges in order to mitigate a portion of this risk.

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

The Company does not enter into derivative contracts for trading purposes.

See Note 14, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

Self-Insurance

The Company is self-insured for a portion of its product liability, workers’ compensation, general liability, medical coverage and certain other liability exposures. The Company accrues for losses up to the retention amounts when such amounts are reasonably estimable and probable. The Company’s accruals, included in Accrued liabilities in the Consolidated Balance Sheets, related to self-insurance are as follows:

	December 31,
	2013	2012
	(In thousands)
Medical insurance	$2,846	$383
Workers’ compensation	1,616	1,868
Total self-insurance accruals	$4,462	$2,251

Warranty Costs

Estimated expenses related to product warranties are accrued as the revenue is recognized on products sold to customers and included in Cost of sales in the Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s warranty liability, which is included in Accrued liabilities and Other liabilities in the Company’s Consolidated Financial Statements, consisted of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Warranty liability, beginning of period	$40,437	$2,987
Accrued warranty expense	25,013	10,468
Changes in estimates related to pre-existing warranties	(638)	9
Cost of warranty service work performed	(21,082)	(23,457)
Acquisitions	18,569	51,367
Foreign exchange translation effect	(827)	(937)
Warranty liability, end of period	$61,472	$40,437

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

Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through Provision for income taxes and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

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

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated Balance Sheets are recognized in Selling, general and administrative expense or Interest expense in the Consolidated Statements of Operations for that period.

During the three months ended March 29, 2013, Venezuela devalued its currency to an official rate of 6.3 bolivar fuerte (“bolivar”) to the U.S. dollar, representing an approximate 32% devaluation of its currency relative to the U.S. dollar. The Company currently considers the bolivar a highly inflationary currency under GAAP. Therefore, financial statements of the Company’s

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venezuelan operations are remeasured into their parents’ reporting currency. Exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates between the bolivar and the parents’ reporting currency and the amount of monetary assets and liabilities included in the Company’s Venezuelan operations’ balance sheets. As of and for the year ended December 31, 2013, the Company’s Venezuelan operations represented less than 1% of the Company’s Total assets and Net sales. The bolivar-denominated monetary net asset position, primarily related to Cash and cash equivalents, was $5.5 million in the Consolidated Balance Sheet as of December 31, 2013. The devaluation of the bolivar and the change to the Colombian peso as the functional currency resulted in a foreign currency transaction loss of $2.9 million recognized in Selling, general and administrative expense for the three months ended March 29, 2013.

During the year ended December 31, 2013, the Company recognized net foreign currency transaction losses of $4.1 million and $5.2 million in Interest expense and Selling, general and administrative expense in the Consolidated Statement of Operations, respectively, including the $2.9 million loss related to the devaluation of the bolivar discussed above. The net foreign currency transaction (loss) gain recognized in Selling, general and administrative expense in the Consolidated Statements of Operations was $(1.2) million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Deferred issuance costs of $18.2 million and $21.1 million, respectively, were included in Other assets in the Consolidated Balance Sheets as of December 31, 2013 and 2012 net of $4.7 million and $4.8 million, respectively, of accumulated amortization. During the years ended December 31, 2013 and 2012, the Company deferred $7.1 million and $9.9 million, respectively, of debt issuance costs. There were no debt issuance costs deferred during the year ended December 31, 2011. Further, the carrying value of Long-term debt is reduced by an original issue discount, which is accreted to Interest expense using the effective interest method over the term of the related obligation. See Note 10, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

3. Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830)” (“ASU No. 2013-05”). ASU No. 2013-05 is intended to clarify the parent’s accounting for the cumulative translation adjustment upon the sale or transfer of a group of assets within a consolidated foreign entity. When a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into Net income. ASU No. 2013-05 further clarifies that the cumulative translation adjustment should be released into Net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 also clarifies application of this guidance to step acquisitions. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company will apply the provisions of ASU No. 2013-05 to future sales or transfers of assets of a consolidated foreign entity.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740)” (“ASU No. 2013-11”). ASU No. 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a carryforward is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. ASU No. 2013-11 is effective prospectively to all unrecognized tax benefits that exist at the effective date for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2013-11 on the Company’s Consolidated Balance Sheet.

4. Acquisitions

Charter International plc

On January 13, 2012, Colfax completed the acquisition of Charter for a total purchase price of approximately $2.6 billion, comprised of $1.9 billion of cash consideration and $0.7 billion fair value of Colfax Common stock on the date of acquisition. Charter is a global industrial manufacturing company focused on welding, cutting and automation and air and gas handling. The acquisition has:

•	enhanced the Company’s business profile by providing a meaningful recurring revenue stream and considerable exposure to emerging markets;

•	enabled Colfax to benefit from strong secular growth drivers, with a balance of short- and long-cycle businesses; and

•	provided an additional growth platform in the fragmented fabrication technology industry.

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

Other

The following acquisitions were accounted for using the acquisition method of accounting, except as otherwise noted, and, accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective date of acquisition:

Gas and Fluid Handling

On November 29, 2013, the Company completed the acquisition of the global infrastructure and industry division of Fläkt Woods Group (“GII”) for approximately $246.0 million, including the assumption of debt, subject to certain adjustments. GII has operations around the world and will expand the Company’s product offerings in the heavy duty industrial and cooling fan market.

On November 25, 2013, the Company converted the common shares of Sistemas Centrales de Lubrication S.A. de C.V. (“Sicelub”), previously a less than wholly owned subsidiary in which the Company did not have a controlling interest, that were held by the majority owner into shares of mandatorily redeemable non-voting preferred stock of Sicelub valued at $31.7 million, which resulted in an increase in the Company’s ownership from 44% to 100%. On the date of the acquisition, the Company held a $7.4 million equity investment representing the Company’s 44% investment in Sicelub and recognized a $13.8 million gain as a reduction in Selling, general and administrative expense in the Consolidated Statement of Operations to remeasure the investment to fair value at the acquisition date based upon the total enterprise value, adjusting for a control premium. Changes in fair value of the mandatorily redeemable preferred stock are determined, in part, by the achievement of certain performance goals. The change in the fair value of the mandatorily redeemable preferred stock for each period will be reflected in Interest expense.

On November 1, 2013, the Company completed the acquisition of ČKD Kompresory a.s. (“ČKDK”) for approximately $69.4 million, including the assumption of debt. ČKDK is a leading supplier of multi-stage centrifugal compressors to the oil & gas, petrochemical, power and steel industries, based in Prague, Czech Republic.

On September 30, 2013, the Company completed the acquisition of certain business units of The New York Blower Company, including TLT-Babcock Inc. (“TLT-Babcock”) and Alphair Ventilating Systems Inc. (“Alphair”) for an approximate aggregate purchase price of $55.7 million. TLT-Babcock and Alphair are suppliers of heavy duty and industrial fans in Akron, Ohio and Winnepeg, Ontario, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 9, 2013, the Company completed the acquisition of the common stock of Clarus Fluid Intelligence, LLC (“Clarus”) for $13.2 million, which includes the fair value of an estimated additional contingent cash payment of $2.5 million at the acquisition date. The additional contingent payment, if any, will be paid during the year ending December 31, 2016 subject to the achievement of certain performance goals. See Note 14, “Financial Instruments and Fair Value Measurements” for discussion regarding the Company’s liability for contingent payments. Clarus is a domestic supplier of flushing services for marine applications primarily to U.S. government agencies, with primary operations based in Bellingham, Washington.

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

On February 14, 2011, the Company completed the acquisition of Rosscor Holding B.V. (“Rosscor”) for $22.3 million, net of cash acquired. Rosscor is a supplier of multiphase pumping technology and certain other highly engineered fluid-handling systems, with its primary operations based in Hengelo, The Netherlands. As a result of this acquisition, the Company has expanded its product offerings in the oil and gas end market to include multiphase pump systems that many of its customers already purchase.

Fabrication Technology

On October 31, 2012, the Company completed the acquisition of approximately 91% of the outstanding common and investment shares of Soldex S.A. (“Soldex”) for approximately $187.2 million (the “Soldex Acquisition”). Soldex is organized under the laws of Peru and complements the Company’s existing fabrication technology segment by supplying welding products from its plants in Colombia and Peru. On August 5, 2013, the Company completed a $14.9 million tender offer for additional common and investment shares of Soldex. This resulted in an increase in the Company’s ownership of the subsidiary from approximately 91% to 99% and was accounted for as an equity transaction, as the Company increased its controlling interest.

On April 13, 2012, the Company completed a $29.3 million acquisition of shares in ESAB India Limited, a publicly traded, less than wholly owned subsidiary in which the Company acquired a controlling interest in the Charter Acquisition. This resulted in an increase in the Company’s ownership of the subsidiary from 56% to 74%. This acquisition of shares was pursuant to a statutorily mandated tender offer triggered as a result of the Charter Acquisition and was accounted for as an equity transaction, as the Company increased its controlling interest.

In May 2012, the Company completed an $8.5 million acquisition, including the assumption of debt, of the remaining ownership of CJSC Sibes (“Sibes”), a less than wholly owned subsidiary in which the Company did not have a controlling interest. This resulted in an increase in the Company’s ownership of Sibes from 16% to 100%.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for all acquisitions consummated during the years ended December 31, 2013, 2012 and 2011. For the acquisitions consummated during the year ended December 31, 2013, the amounts represent the Company’s best estimate of the aggregate fair value of the assets acquired and liabilities assumed. These amounts are based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed. Approximately $27.9 million of the Goodwill recognized for acquisitions consummated during the year ended December 31, 2013 is expected to be deductible for income tax purposes.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2013	2012	2011
	(In thousands)
Trade receivables	$80,258	$714,486	$12,970
Inventories	53,551	487,835	11,668
Property, plant and equipment	94,258	595,961	3,069
Goodwill	258,901	1,793,394	35,285
Intangible assets	104,272	794,333	20,796
Accounts payable	(68,308)	(391,131)	(9,852)
Debt	(10,942)	(437,564)	—
Other assets and liabilities, net	(87,188)	(746,719)	(12,236)
	424,802	2,810,595	61,700
Less: net assets attributable to noncontrolling interest	—	(259,329)	—
Consideration, net of cash acquired	$424,802	$2,551,266	$61,700

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisitions consummated, and all of the others collectively, during the year ended December 31, 2012:

	Charter	Soldex	Other	Total 2012
	(In thousands)
Trade receivables	$683,976	$22,848	$7,662	$714,486
Inventories	449,906	32,985	4,944	487,835
Property, plant and equipment	562,129	28,921	4,911	595,961
Goodwill	1,649,159	116,696	27,539	1,793,394
Intangible assets	715,643	65,325	13,365	794,333
Accounts payable	(378,114)	(6,682)	(6,335)	(391,131)
Debt	(399,466)	(36,734)	(1,364)	(437,564)
Other assets and liabilities, net	(706,052)	(33,654)	(7,013)	(746,719)
	2,577,181	189,705	43,709	2,810,595
Less: net assets attributable to noncontrolling interest	(241,201)	(18,128)	—	(259,329)
Consideration, net of cash acquired	$2,335,980	$171,577	$43,709	$2,551,266

In connection with the Charter Acquisition, the Company incurred advisory, legal, valuation and other professional service fees, termination payments to Charter executives and realized losses on acquisition-related foreign exchange derivatives, which comprised Charter Acquisition-related expense in the Consolidated Statements of Operations. See Note 14, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments. Excluding Charter Acquisition-related expenses, the Company incurred advisory, legal, valuation and other professional service fees of $4.3 million, $3.1 million and $0.1 million, during the years ended December 31, 2013, 2012 and 2011, respectively, in connection with completed acquisitions which are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

During the year ended December 31, 2013, the Company’s Consolidated Statement of Operations included $59.9 million of Net sales associated with the acquisitions consummated in the current year. Net income available to Colfax common shareholders associated with acquisitions consummated in the current year was not material. During the year ended December 31, 2012, the Company’s Consolidated Statement of Operations included $3.2 billion and $21.6 million of Net sales associated with the acquisitions of Charter and Soldex, respectively. The Net loss attributable to Colfax Corporation common shareholders for Soldex included in the Consolidated Statements of Operations for the year ended December 31, 2012 was $1.7 million. Due to the refinancing of the Company's borrowing arrangements, the restructuring of the Corporate function of both entities into a single corporate office and numerous other shared resources given the scale of the Charter Acquisition, quantification of the earnings included in the consolidated income statement for the year ended December 31, 2012 related to Charter is impracticable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

5. Net Income (Loss) Per Share

Net income (loss) per share available to Colfax Corporation common shareholders was computed as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share data)
Computation of Net income (loss) per share - basic:
Net income (loss) available to Colfax Corporation common shareholders	$158,232	$(83,353)	$4,555
Less: net income attributable to participating securities(1)	(3,740)	—	—
	$154,492	$(83,353)	$4,555
Weighted-average shares of Common stock outstanding - basic	99,198,570	91,069,640	43,634,937
Net income (loss) per share - basic	$1.56	$(0.92)	$0.10
Computation of Net income (loss) per share - diluted:
Net income (loss) available to Colfax Corporation common shareholders	$158,232	$(83,353)	$4,555
Less: net income attributable to participating securities(1)(2)	(3,740)	—	—
	$154,492	$(83,353)	$4,555
Weighted-average shares of Common stock outstanding - basic	99,198,570	91,069,640	43,634,937
Net effect of potentially dilutive securities - stock options and restricted stock units	1,167,885	—	633,173
Weighted-average shares of Common stock outstanding - diluted	100,366,455	91,069,640	44,268,110
Net income (loss) per share - diluted	$1.54	$(0.92)	$0.10

(1) Net income (loss) per share was calculated consistent with the two-class method in accordance with GAAP from January 13, 2012 through April 23, 2013, as further discussed below.
(2) For periods subsequent to April 23, 2013, Net income per share - dilutive was calculated in accordance with the if-converted method, as further discussed below. However, for the year ended December 31, 2013, the calculation under this method was anti-dilutive.

On April 23, 2013, the Company and BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) amended the Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation to eliminate the right of the Series A Convertible Preferred Stock to share proportionately in any dividends or distributions made in respect of the Company’s Common stock. The BDT Investor is the sole holder of all issued and outstanding shares of the Company’s Series A Convertible Preferred Stock. For periods prior to April 23, 2013, Net income available to Colfax Corporation common shareholders was allocated to participating securities, while any losses for those periods were not allocated to the participating securities. Effective April 23, 2013, the Company’s Series A Convertible Preferred Stock is no longer considered a participating security. For periods subsequent to April 23, 2013, the Company’s Net income per share - dilutive is computed using the “if-converted” method. Under the “if-converted” method, Net income per share - dilutive is calculated under the assumption that the shares of Series A Convertible Preferred Stock have been converted into shares of Common stock as of the beginning of the respective period. For the year ended

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2013, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock excludes 12.2 million shares assuming that the shares of Series A Convertible Preferred Stock have been converted, as inclusion of such shares would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the year ended December 31, 2013, 2012 and 2011 excludes approximately 0.6 million, 2.8 million and 0.5 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6. Income Taxes

Income before income taxes and Provision for income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
(Loss) income before income taxes:
Domestic operations	$(7,899)	$(73,467)	$(27,645)
Foreign operations	310,694	121,906	47,632
	$302,795	$48,439	$19,987
(Benefit from) provision for income taxes:
Current:
Federal	$(464)	$—	$182
State	871	362	(94)
Foreign	83,299	83,119	17,066
	83,706	83,481	17,154
Deferred:
Domestic operations	11,603	50,340	—
Foreign operations	(1,657)	(43,118)	(1,722)
	9,946	7,222	(1,722)
	$93,652	$90,703	$15,432

The Company’s Provision for income taxes differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$105,978	$16,954	$6,995
State taxes	871	362	(421)
Effect of international tax rates	(42,972)	(24,070)	(2,988)
Change in enacted international tax rates	(5,217)	(12,305)	—
Changes in valuation allowance and tax reserves	30,554	106,802	11,177
Other	4,438	2,960	669
Provision for income taxes	$93,652	$90,703	$15,432

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the three months ended March 29, 2013, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2012, due to the finalization of the valuation of specific tax items related to the Charter Acquisition. The significant components of deferred tax assets and liabilities, in addition to the reconciliation of the beginning and ending amount of gross unrecognized tax benefits below, include the impact of these retrospective adjustments. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$87,305	$126,106
Expenses currently not deductible	152,539	133,078
Net operating loss carryover	264,893	256,076
Tax credit carryover	15,518	15,378
Depreciation and amortization	4,323	17,010
Other	7,202	3,556
Valuation allowance	(358,386)	(357,638)
Deferred tax assets, net	$173,394	$193,566
Deferred tax liabilities:
Depreciation and amortization	$(263,996)	$(286,173)
Post-retirement benefit obligation	(17,844)	(4,843)
Inventory	(12,558)	(12,227)
Other	(59,205)	(43,456)
Total deferred tax liabilities	$(353,603)	$(346,699)
Total deferred tax liabilities, net	$(180,209)	$(153,133)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2013, the valuation allowance increased from $357.6 million to $358.4 million with $30.6 million of an increase recognized in Provision for income taxes and an increase of $2.4 million attributable to acquisitions made during the year, which were offset by a decrease of $27.2 million recognized in Other comprehensive income, a net $3.4 million decrease related to international tax rate changes and reclassifications and a $1.6 million decrease related to changes in foreign currency rates. During the year ended December 31, 2012, the valuation allowance increased from $79.9 million to $357.6 million with $103.8 million recognized in Provision for income taxes, $153.3 million recorded in the opening accounts of the Charter Acquisition and $20.6 million recognized in Other comprehensive income. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of approximately $275.6 million expiring in years 2021 through 2032, and alternative minimum tax credits of $7.7 million that may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits that have been offset by a valuation allowance. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2013, 2012 and 2011, all undistributed earnings of the Company’s controlled international subsidiaries are considered to be permanently reinvested outside the U.S. and no tax expense in the U.S. has been recognized under the applicable accounting standard, for these reinvested earnings. The amount of unremitted earnings from the Company’s international subsidiaries, subject to local statutory restrictions, as of December 31, 2013 is $480.2 million. The amount of deferred tax liability that would have been recognized had such earnings not been permanently reinvested is not reasonably determinable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(In thousands)
Balance, December 31, 2011	$4,077
Acquisitions	74,316
Addition for tax positions taken in prior periods	1,391
Addition for tax positions taken in the current period	5,241
Reduction for tax positions taken in prior periods	(3,695)
Other, including the impact of foreign currency translation	4,393
Balance, December 31, 2012	85,723
Acquisitions	—
Addition for tax positions taken in prior periods	6,988
Addition for tax positions taken in the current period	7,730
Reduction for tax positions taken in prior periods	(31,156)
Other, including the impact of foreign currency translation	(373)
Balance, December 31, 2013	$68,912

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Sweden, Indonesia, France, Germany, Finland, Mexico, Brazil and various states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as many international jurisdictions. In the U.S., tax years dating back to 2006 remain subject to examination, as well as the 2003 tax year due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2005.

The Company’s total unrecognized tax benefits were $68.9 million and $85.7 million as of December 31, 2013 and 2012, respectively, inclusive of $13.2 million and $16.5 million, respectively, of interest and penalties. These amounts were offset by tax benefits of $0.1 million and $0.5 million as of December 31, 2013 and 2012, respectively. The net liabilities for uncertain tax positions as of December 31, 2013 and 2012 were $68.8 million and $85.2 million, respectively, and if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of Provision for income taxes, which was $4.0 million, $1.3 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $2.3 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2013 and 2012:

	Gas and Fluid Handling	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2012	$204,844	$—	$204,844
Goodwill attributable to Charter Acquisition	941,178	707,981	1,649,159
Goodwill attributable to Soldex Acquisition	—	116,696	116,696
Goodwill attributable to other acquisitions	21,840	5,699	27,539
Impact of foreign currency translation and other	57,632	42,966	100,598
Balance, December 31, 2012	1,225,494	873,342	2,098,836
Goodwill attributable to acquisitions	258,901	—	258,901
Impact of foreign currency translation and other	22,629	4,156	26,785
Balance, December 31, 2013	$1,507,024	$877,498	$2,384,522

The following table summarizes the Intangible assets, excluding Goodwill:

	December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$412,341	$—	$401,123	$—
Acquired customer relationships	353,337	(51,675)	300,253	(24,763)
Acquired technology	114,647	(22,757)	107,018	(12,466)
Acquired backlog	73,476	(65,919)	63,984	(62,432)
Other intangible assets	26,061	(6,958)	12,352	(6,020)
	$979,862	$(147,309)	$884,730	$(105,681)

Amortization expense related to amortizable intangible assets was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Selling, general and administrative expense	$41,172	$85,106	$7,821

As of December 31, 2013, total amortization expense for amortizable intangible assets is expected to be $50.9 million, $49.3 million, $44.5 million, $41.1 million and $38.7 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2013	2012
	(In years)	(In thousands)
Land	n/a	$48,353	$40,319
Buildings and improvements	5-40	372,197	314,216
Machinery and equipment	3-15	504,184	440,975
Software	3-5	88,463	70,092
		1,013,197	865,602
Accumulated depreciation		(256,057)	(177,032)
Property, plant and equipment, net		$757,140	$688,570

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2013, 2012 and 2011, was $78.1 million, $71.7 million and $13.1 million, respectively. These amounts include depreciation expense related to software for the years ended December 31, 2013, 2012 and 2011 of $11.8 million, $10.5 million and $1.7 million, respectively.

9. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Raw materials	$145,689	$154,771
Work in process	112,722	99,459
Finished goods	224,192	263,211
	482,603	517,441
Less: customer progress payments	(4,078)	(14,571)
Less: allowance for excess, slow-moving and obsolete inventory	(32,773)	(9,221)
Inventories, net	$445,752	$493,649

10. Debt

Long-term debt consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Term loans	$1,115,238	$1,682,177
Revolving credit facilities and other	371,853	46,134
Total Debt	1,487,091	1,728,311
Less: current portion	(29,449)	(34,799)
Long-term debt	$1,457,642	$1,693,512

The Company entered into a credit agreement by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Deutsche Bank Credit Agreement”) on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and the Company terminated its existing credit agreement as well as Charter’s outstanding indebtedness.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 22, 2013, the Company entered into the Second Amendment to the Deutsche Bank Credit Agreement to, among other things, (i) reallocate the borrowing capacities of the tranches of loans, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% to 2.50% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio, (iii) provide for an interest rate margin on the term A-3 facility and the term A-4 facility ranging from 1.50% to 2.25% per annum for base rate loans and 2.50% to 3.25% per annum for Eurocurrency rate loans, in each case, determined by the Company’s leverage ratio and (iv) provide for an interest rate margin on the term B facility of 1.50% per annum for base rate loans and 2.50% per annum for Eurocurrency rate loans.

On November 7, 2013, the Company entered into the Third Amendment to the Deutsche Bank Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company further amended its credit agreement to, among other things, (i) reallocate borrowing capacities of the tranches of loans as follows: a $408.7 million term A-1 facility, a $380 million term A-2 facility, a €149.7 million term A-3 facility, a €100 million term A-4 facility and two revolving credit subfacilities which total $898 million in commitments, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.50% and 1.25% per annum for base rate loans and 1.50% to 2.25% per annum for Eurocurrency rate loans, in each case determined by the Company’s leverage ratio, (iii) provide for an interest margin on the term A-3 facility and the term A-4 facility ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% and 2.50% per annum for Eurocurrency loans, in each case, determined by the Company’s leverage ratio and (iv) reset the maturity date for the term A facilities and the two revolving credit subfacilities as well as the amortization schedule for the term A facilities to a five year term commencing on November 7, 2013. In connection with the Third Amendment, the prior term B facility under the credit agreement was repaid in its entirety.

In conjunction with the amendments to the Deutsche Bank Credit Agreement, the Company recorded a charge to Interest expense in the Consolidated Statement of Operations for the year ended December 31, 2013 of $29.4 million to write-off certain deferred financing fees and original issue discount and expensed approximately $1.2 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $17.7 million and deferred financing fees of $13.5 million included in its Consolidated Balance Sheet as of December 31, 2013, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of December 31, 2013, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 1.99%, excluding accretion of original issue discount, and there was $560.6 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $688.7 million. Total letters of credit of $398.2 million were outstanding as of December 31, 2013.

The contractual maturities of the Company’s debt as of December 31, 2013 are as follows(1):

(In thousands)
2014	$29,449
2015	90,551
2016	189,638
2017	344,119
2018	851,006
Total contractual maturities	1,504,763
Debt discount	(17,672)
Total debt	$1,487,091
________
(1) Represents scheduled payments required under the Deutsche Bank Credit Agreement through November 7, 2018, as well as the contractual maturities of other debt outstanding as of December 31, 2013.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates,

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.95 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.25 to 1.0, measured at the end of each quarter, through the year ended December 31, 2013. The minimum interest coverage ratio increases by 25 basis points each year until it reaches 3.0 to 1.0 for the year ending December 31, 2016 and each year thereafter. The maximum total leverage ratio decreases to 4.75 to 1.0 for the year ending December 31, 2014 and decreases by 25 basis points each year until it reaches 4.25 to 1.0 for the year ending December 31, 2016 and each year thereafter. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2013.

11. Equity

Common and Preferred Stock

During the years ended December 31, 2013, 2012 and 2011, 265,995, 452,062 and 248,017 shares of Common stock, respectively, were issued in connection with stock option exercises and employee share-based payment arrangements that vested during the year.

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

In conjunction with the issuance of the Common and Preferred stock discussed above, the Company recognized $14.7 million in equity issuance costs, which were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2012.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On May 13, 2013, the Company sold 7,500,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $331.9 million. In conjunction with this issuance, the Company recognized $12.0 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2013.

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

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including current period reclassifications out of Accumulated other comprehensive loss for the year ended December 31, 2013. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss On Hedging Activities	Total
	(In thousands)

Beginning balance	$(247,332)	$104,718	$(3,980)	$(146,594)
Acquisition of shares held by noncontrolling interest	—	(381)	—	(381)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	77,515	—	—	77,515
Foreign currency translation adjustment	—	21,083	—	21,083
Gain on long-term intra-entity foreign currency transactions	—	2,176	—	2,176
Loss on net investment hedges	—	—	(14,261)	(14,261)
Unrealized gain on cash flow hedges	—	—	3,832	3,832
Other comprehensive income (loss) before reclassifications	77,515	23,259	(10,429)	90,345
Amounts reclassified from Accumulated other comprehensive loss	10,022	—	—	10,022
Net current period Other comprehensive income (loss)	87,537	23,259	(10,429)	100,367
Ending balance	$(159,795)	$127,596	$(14,409)	$(46,608)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the year ended December 31, 2013 is as follows:

	Year Ended December 31, 2013
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss (1)	$10,489	$(715)	$9,774
Amortization of prior service cost(1)	248	—	248
	$10,737	$(715)	$10,022

(1) Included in the computation of net periodic benefit cost. See Note 13, “Defined Benefit Plans” for additional details.

During the year ended December 31, 2013, Noncontrolling interest decreased by $17.5 million as a result of Other comprehensive loss, primarily due to currency translation adjustment.

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

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock-based compensation expense	$13,334	$9,373	$4,908
Deferred tax benefit	434	305	1,719

As of December 31, 2013, the Company had $25.5 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 1.9 years. The intrinsic value of awards exercised or converted was $9.2 million, $9.9 million and $3.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Year Ended December 31,
	2013	2012	2011
Expected period that options will be outstanding (in years)	4.90	5.41	4.50
Interest rate (based on U.S. Treasury yields at the time of grant)	1.06%	0.99%	2.10%
Volatility	43.22%	42.59%	52.50%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$18.07	$13.14	$9.68

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

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1)(In thousands)
Outstanding at January 1, 2013	2,210,116	$25.35
Granted	551,480	46.99
Exercised	(244,519)	15.11
Forfeited	(81,446)	34.66
Expired	(3,841)	21.15
Outstanding at December 31, 2013	2,431,790	$30.98	4.94	$79,528
Vested or expected to vest at December 31, 2013	2,378,775	$30.77	4.92	$78,305
Exercisable at December 31, 2013	797,724	$18.92	3.63	$35,717
__________

(1)
The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

Restricted Stock Units

Under the 2008 Plan, the Compensation Committee of the Board of Directors may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting various performance goals. The vesting of the stock units is determined based on whether the Company achieves the applicable performance criteria established by the Compensation Committee of the Board of Directors. If the performance criteria are satisfied, the units are subject to additional time vesting requirements, by which units will vest fully in two equal installments on the fourth and fifth anniversary of the grant date, provided the individual remains an employee during this period. Under the 2008 Plan, the Compensation Committee of the Board of Directors may award non-performance-based restricted stock units (“RSUs”) to select executives, employees and outside directors. The Compensation Committee determines the terms and conditions of each award, including the restriction period and other criteria applicable to the awards. Directors may also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s Board of Directors.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of PRSUs and RSUs is equal to the market value of a share of Common stock on the date of grant and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs, when it is expected that any of the performance criterion will be achieved. The performance criterion was met for PRSUs granted during the year ended December 31, 2011, including PRSUs granted to the Company’s former Chief Executive Officer (“CEO”) as part of his initial employment agreement in January 2010, which were subject to a separate criterion. The performance criterion was met for PRSUs granted during the year ended December 31, 2012, including PRSUs granted to the Company’s CEO as part of his initial employment agreement in April 2012, which were subject to a separate criterion. The performance criterion was met for the PRSUs granted during the year ended December 31, 2013, except for PRSUs granted to one employee that were subject to a separate criterion.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2013	560,951	$24.40	54,876	$26.23
Granted	81,549	45.20	105,778	46.78
Vested	(15,507)	18.13	(35,761)	25.85
Forfeited	(50,251)	20.35	(3,104)	41.06
Nonvested at December 31, 2013	576,742	$27.86	121,789	$43.81

The fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $2.5 million, $1.9 million and $1.1 million, respectively.

12. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Accrued payroll	$136,645	$99,583
Advance payment from customers	53,280	61,431
Accrued taxes and deferred tax liability - current portion	71,314	34,165
Accrued asbestos-related liability	51,142	58,501
Warranty liability - current portion	54,977	35,678
Accrued restructuring liability - current portion	12,856	25,406
Accrued third-party commissions	13,095	12,320
Other	91,952	120,136
Accrued liabilities	$485,261	$447,220

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions at its fluid-handling operations that began in 2009 and ongoing initiatives as a result of acquisitions, as well as efforts to reduce the structural costs and rationalize the corporate overhead of the combined businesses.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2013
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,060	$9,413	$(8,680)	$(155)	$3,638
Facility closure costs(2)	1,177	683	(1,137)	33	756
Other related charges	—	333	(520)	187	—
	4,237	10,429	(10,337)	65	4,394
Fabrication Technology:
Termination benefits(1)	14,637	22,775	(30,056)	(323)	7,033
Facility closure costs(2)	6,925	280	(5,736)	(40)	1,429
Other related charges	33	124	(432)	275	—
	21,595	23,179	(36,224)	(88)	8,462
Non-cash impairment		1,894
		25,073
Corporate and Other:
Facility closure costs(2)	1,522	—	(718)	455	1,259
	1,522	—	(718)	455	1,259
	$27,354	33,608	$(47,279)	$432	$14,115
Non-cash impairment		1,894
		$35,502

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
(3) As of December 31, 2013, $12.9 million and $1.2 million of the Company’s restructuring liability was included in Accrued liabilities and
Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,868	$—	$7,062	$(8,014)	$144	$3,060
Facility closure costs(2)	633	—	1,301	(756)	(1)	1,177
Other related charges	72	—	289	(363)	2	—
	4,573	—	8,652	(9,133)	145	4,237
Fabrication Technology:
Termination benefits(1)	—	6,276	30,292	(22,277)	346	14,637
Facility closure costs(2)	—	3,994	10,584	(7,800)	147	6,925
Other related charges	—	—	1,205	(1,174)	2	33
	—	10,270	42,081	(31,251)	495	21,595
Non-cash impairment			3,155
			45,236
Corporate and Other:
Termination benefits(1)	—	—	3,020	(3,020)	—	—
Facility closure costs(2)	—	—	1,899	(415)	38	1,522
Other related charges	—	—	1,253	(1,253)	—	—
	—	—	6,172	(4,688)	38	1,522
	$4,573	$10,270	56,905	$(45,072)	$678	$27,354
Non-cash impairment			3,155
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

The Company expects to incur Restructuring and other related charges of approximately $50 million during the year ending December 31, 2014 related to these restructuring activities.

13. Defined Benefit Plans

The Company sponsors various defined benefit plans, defined contribution plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. The Company uses December 31st as the measurement date for all of its employee benefit plans.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,665,138	$347,911	$35,519	$15,397
Acquisitions	6,356	1,148,906	—	22,629
Service cost	3,985	3,381	179	110
Interest cost	63,132	67,745	1,090	1,507
Actuarial (gain) loss	(28,831)	135,715	(6,072)	(1,449)
Foreign exchange effect	17,919	45,458	—	—
Benefits paid	(83,060)	(84,333)	(2,018)	(2,675)
Settlements	(4,189)	—	—	—
Other	(32)	355	125	—
Projected benefit obligation, end of year	$1,640,418	$1,665,138	$28,823	$35,519
Accumulated benefit obligation, end of year	$1,617,651	$1,641,252	$28,823	$33,405
Change in plan assets:
Fair value of plan assets, beginning of year	$1,287,844	$221,004	$—	$—
Acquisitions	2,787	954,919	—	—
Actual return on plan assets	100,300	100,153	—	—
Employer contribution(1)	49,772	58,494	2,018	2,675
Foreign exchange effect	13,076	37,359	—	—
Benefits paid	(83,060)	(84,333)	(2,018)	(2,675)
Settlements	(3,565)	—	—	—
Other	161	248	—	—
Fair value of plan assets, end of year	$1,367,315	$1,287,844	$—	$—
Funded status, end of year	$(273,103)	$(377,294)	$(28,823)	$(35,519)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$38,177	$31,826	$—	$—
Current liabilities	(6,048)	(5,639)	(2,747)	(3,076)
Non-current liabilities	(305,232)	(403,481)	(26,076)	(32,443)
Total	$(273,103)	$(377,294)	$(28,823)	$(35,519)
__________

(1)
Contributions during the year ended December 31, 2013 includes the contribution of 88,200 shares of Colfax Common stock with a value on the contribution date of approximately $4.9 million. Contributions during the year ended December 31, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of financing the Charter Acquisition.

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.2 billion and $935.2 million, respectively, as of December 31, 2013 and $1.3 billion and $864.6 million, respectively, as of December 31, 2012.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.2 billion and $936.8 million, respectively, as of December 31, 2013 and $1.3 billion and $868.2 million, respectively, as of December 31, 2012.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2013	2012
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,181,024	$97,108
Acquisitions	3,952	957,080
Service cost	3,985	3,381
Interest cost	46,775	49,291
Actuarial loss	11,093	85,167
Foreign exchange effect	17,919	45,458
Benefits paid	(54,978)	(56,816)
Settlements	(4,189)	—
Other	(27)	355
Projected benefit obligation, end of year	$1,205,554	$1,181,024
Accumulated benefit obligation, end of year	$1,182,786	$1,157,140
Change in plan assets:
Fair value of plan assets, beginning of year	$938,167	$32,339
Acquisitions	651	817,258
Actual return on plan assets	62,914	58,139
Employer contribution(1)	42,769	49,640
Foreign exchange effect	13,076	37,359
Benefits paid	(54,978)	(56,816)
Settlements	(3,565)	—
Other	163	248
Fair value of plan assets, end of year	$999,197	$938,167
Funded status, end of year	$(206,357)	$(242,857)
__________

(1)	Contributions during the year ended December 31, 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of financing the Charter Acquisition.

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2014, related to plans as of December 31, 2013, are $71.7 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2014	$91,567	$60,457	$2,747
2015	88,857	57,878	2,558
2016	89,680	58,861	2,507
2017	92,667	62,068	2,415
2018	92,292	62,029	2,276
Thereafter	473,061	326,741	8,278

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Actual Asset Allocation December 31,		Target
	2013	2012	Allocation
U.S. Plans:
Equity securities:
U.S.	41%	36%	30% - 45%
International	16%	15%	10% - 20%
Fixed income	39%	37%	30% - 50%
Hedge funds	3%	11%	0% - 20%
Cash and cash equivalents	1%	1%	0% - 5%
Foreign Plans:
Equity securities	30%	37%	10% - 50%
Fixed income securities	65%	58%	50% - 90%
Cash and cash equivalents	2%	2%	0% - 25%
Other	3%	3%	0% - 5%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (See Note 14, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2013
	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$2,854	$—	$—	$2,854
Equity securities:
U.S. large cap	101,702	—	—	101,702
U.S. small/mid cap	6,714	43,199	—	49,913
International	16,458	41,646	—	58,104
Fixed income mutual funds:
U.S. government and corporate	143,903	—	—	143,903
Multi-strategy hedge funds	—	—	11,642	11,642
Foreign Plans:
Cash and cash equivalents	22,421	—	—	22,421
Equity securities	266,021	38,485	—	304,506
Non-U.S. government and corporate bonds	277,565	372,191	—	649,756
Other(1)	2,107	20,407	—	22,514
	$839,745	$515,928	$11,642	$1,367,315
__________

(1)	Represents diversified portfolio funds and reinsurance contracts maintained for certain foreign plans.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$2,645	$—	$—	$2,645
Equity securities:
U.S. large cap	89,293	—	—	89,293
U.S. small/mid cap	—	37,671	—	37,671
International	15,579	37,323	—	52,902
Fixed income mutual funds:
U.S. government and corporate	128,334	—	—	128,334
Multi-strategy hedge funds	—	—	38,832	38,832
Foreign Plans:
Cash and cash equivalents	19,594	—	—	19,594
Equity securities	234,228	108,598	—	342,826
Non-U.S. government and corporate bonds	250,891	298,160	—	549,051
Other(1)	2,108	24,588	—	26,696
	$742,672	$506,340	$38,832	$1,287,844
__________

(1)	Represents diversified portfolio funds and reinsurance contracts maintained for certain foreign plans.

The Company’s pension assets included in Level Three of the fair value hierarchy consist of multi-strategy hedge funds and the fair value is equal to the aggregate net asset value of units held by the Company’s pension plans. There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2013 or 2012. A summary of changes in the fair value of the Company’s pension assets included in Level Three of the fair value hierarchy is as follows:

(In thousands)
Balance, January 1, 2011	$36,342
Unrealized loss	(21)
Balance, December 31, 2011	36,321
Realized gain	152
Unrealized gain	2,359
Balance, December 31, 2012	38,832
Sale proceeds	(28,440)
Realized gain	338
Unrealized gain	912
Balance, December 31, 2013	$11,642

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the components of net periodic benefit cost and Other comprehensive income (loss) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$3,985	$3,381	$1,383	$179	$110	$—
Interest cost	63,132	67,745	16,408	1,090	1,507	690
Amortization	9,672	8,091	5,839	609	801	852
Settlement (gain) loss	(592)	—	1,499	—	—	—
Other	(154)	26	—	125	—	—
Expected return on plan assets	(58,511)	(61,094)	(18,101)	—	—	—
Net periodic benefit cost	$17,532	$18,149	$7,028	$2,003	$2,418	$1,542
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Current year net actuarial (gain) loss	$(69,463)	$98,784	$37,037	$(6,072)	$(1,449)	$1,507
Less amounts included in net periodic benefit cost:
Amortization of net loss	(9,672)	(8,012)	(5,839)	(361)	(553)	(604)
Settlement loss	(32)	—	(835)	—	—	—
Amortization of prior service cost	—	(79)	—	(248)	(248)	(248)
Total recognized in Other comprehensive income (loss)	$(79,167)	$90,693	$30,363	$(6,681)	$(2,250)	$655

The following table sets forth the components of net periodic benefit cost and Other comprehensive income (loss) of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$3,985	$3,381	$1,383
Interest cost	46,775	49,291	5,132
Amortization	2,305	944	588
Settlement (gain) loss	(592)	—	1,499
Other	(154)	28	—
Expected return on plan assets	(34,541)	(36,535)	(1,400)
Net periodic benefit cost	$17,778	$17,109	$7,202
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Current year net actuarial (gain) loss	$(16,121)	$65,689	$4,101
Less amounts included in net periodic benefit cost:
Amortization of net loss	(2,305)	(865)	(588)
Settlement loss	(32)	—	(835)
Amortization of prior service cost	—	(79)	—
Total recognized in Other comprehensive income (loss)	$(18,458)	$64,745	$2,678

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Net actuarial loss (gain)	$196,044	$275,211	$(757)	$5,676
Prior service cost	—	—	1,055	1,303
Total	$196,044	$275,211	$298	$6,979

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheet that are expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2014 are as follows:

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss (gain)	$6,859	$(9)
Prior service cost	—	248
Total	$6,859	$239

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Weighted-average discount rate:
All plans	4.4%	4.0%	4.4%	3.4%
Foreign plans	4.4%	4.2%	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.6%	1.5%	—	—

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Weighted-average discount rate:
All plans	4.0%	4.6%	5.0%	3.5%	4.3%	5.2%
Foreign plans	4.2%	4.7%	5.1%	—	—	—
Weighted-average expected return on plan assets:
All plans	5.1%	5.3%	7.7%	—	—	—
Foreign plans	4.3%	4.5%	4.7%	—	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.5%	1.3%	2.6%	—	—	—

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of approximately 11.5% was assumed. The rate was assumed to decrease gradually to 4.5% by 2027 for four of the Company’s plans and to 5.25% by 2021 for another plan and remain at those levels thereafter for benefits covered under the plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on total service and interest cost components for the year ended December 31, 2013	$151	$(118)
Effect on post-retirement benefit obligation at December 31, 2013	2,670	(2,167)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2013, 2012 and 2011 was $21.5 million, $19.3 million and $2.4 million, respectively.

14. Financial Instruments and Fair Value Measurements

The company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy based on the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level One: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level Two: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level Three: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.5 billion and $1.7 billion as of December 31, 2013 and 2012, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2013
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,032	$—	$—	$22,032
Foreign currency contracts related to sales - designated as hedges	—	11,241	—	11,241
Foreign currency contracts related to sales - not designated as hedges	—	3,642	—	3,642
Foreign currency contracts related to purchases - designated as hedges	—	428	—	428
Foreign currency contracts related to purchases - not designated as hedges	—	2,543	—	2,543
Deferred compensation plans	—	2,414	—	2,414
	$22,032	$20,268	$—	$42,300

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,126	$—	$1,126
Foreign currency contracts related to sales - not designated as hedges	—	3,625	—	3,625
Foreign currency contracts related to purchases - designated as hedges	—	742	—	742
Foreign currency contracts related to purchases - not designated as hedges	—	846	—	846
Deferred compensation plans	—	2,414	—	2,414
Liability for contingent payments	—	—	6,176	6,176
	$—	$8,753	$6,176	$14,929

	December 31, 2012
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$133,878	$—	$—	$133,878
Foreign currency contracts related to sales - designated as hedges	—	6,832	—	6,832
Foreign currency contracts related to sales - not designated as hedges	—	2,249	—	2,249
Foreign currency contracts related to purchases - designated as hedges	—	213	—	213
Foreign currency contracts related to purchases - not designated as hedges	—	1,077	—	1,077
Deferred compensation plans	—	2,542	—	2,542
	$133,878	$12,913	$—	$146,791

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,024	$—	$1,024
Foreign currency contracts related to sales - not designated as hedges	—	1,693	—	1,693
Foreign currency contracts related to purchases - designated as hedges	—	896	—	896
Foreign currency contracts related to purchases - not designated as hedges	—	1,062	—	1,062
Deferred compensation plans	—	2,542	—	2,542
Liability for contingent payments	—	—	6,517	6,517
	$—	$7,217	$6,517	$13,734

There were no transfers in or out of Level One, Two or Three during the year ended December 31, 2013.

Cash Equivalents

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Interest Rate Swap. The Company’s interest rate swap was valued based on forward curves observable in the market. On January 11, 2012, the Company terminated its interest rate swap in conjunction with the repayment of the Bank of America Credit Agreement and reclassified $0.5 million of net losses from Accumulated other comprehensive loss to Interest expense in the Consolidated Statement of Operations.

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

As of December 31, 2013 and 2012, the Company had foreign currency contracts with the following notional values:

	December 31,
	2013	2012
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$244,755	$301,185
Foreign currency contracts sold - designated as hedges	206,220	238,537
Foreign currency contracts purchased - not designated as hedges	273,714	121,741
Foreign currency contracts purchased - designated as hedges	46,728	37,065
Total foreign currency derivatives	$771,417	$698,528

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Contracts Designated as Hedges:
Interest Rate Swap:
Unrealized loss	$—	$—	$(161)
Realized loss	—	(471)	(1,479)
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	3,801	2,120	—
Realized gain	654	2,297	—
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized gain (loss)	397	(374)	—
Realized loss	(298)	(475)	—
Unrealized loss on net investment hedges	(14,261)	(7,783)	—
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - acquisition-related:
Unrealized loss	—	—	(21,013)
Realized loss	—	(7,177)	—
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(762)	778	(204)
Realized gain	1,112	712	152
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	1,687	(560)	81
Realized gain (loss)	1,359	868	(20)

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisitions of COT-Puritech in December of 2011 and Clarus in July 2013, which are subject to the achievement of certain performance goals, and are included in Other liabilities in the Consolidated Balance Sheets. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections and is included in Level Three of the fair value hierarchy. Accretion is recognized in Interest expense in the Consolidated Statements of Operations and realized or unrealized gains or losses are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations.

A summary of activity in the Company’s liability for contingent payments is as follows:

(In thousands)
Balance, January 1, 2011	$—
Additions	4,300
Interest accretion	59
Balance, December 31, 2011	4,359
Interest accretion	712
Unrealized loss	(1,446)
Balance, December 31, 2012	6,517
Additions for Clarus acquisition	2,494
Interest accretion	665
Cash payment	(3,500)
Balance, December 31, 2013	$6,176

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Commitments and Contingencies

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

Claims activity since December 31 related to asbestos claims is as follows(1):

	Year Ended December 31,
	2013	2012	2011
	(Number of claims)
Claims unresolved, beginning of period	23,523	25,269	26,442
Claims filed(2)	6,299	4,347	5,317
Claims resolved(3)	(7,429)	(6,093)	(6,490)
Claims unresolved, end of period	22,393	23,523	25,269
	(In dollars)
Average cost of resolved claims(4)	$5,979	$6,585	$13,119

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

For one of the subsidiaries, the Delaware Court of Chancery ruled on October 14, 2009 that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business. Based upon this ruling mandating an “all sums” allocation, as well as more recent rulings by the Delaware Superior Court concerning the subsidiary’s coverage rights, the Company currently estimates that the subsidiary’s future expected recovery percentage is 90% of asbestos-related costs with the subsidiary expected to be responsible for approximately 10% of its future asbestos-related costs. Certain coverage issues still remain to be decided,

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and one or more parties to the coverage action ultimately may appeal the Delaware Chancery Court’s and Superior Court’s rulings. Depending on the outcome of the remaining issues, as well as any appeal, the expected insurance recovery percentage could change.

The subsidiary was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier. Certain first-layer excess insurers have defended and/or indemnified the subsidiary, subject to their reservations of rights and their applicable policy limits. A trial concerning the payment obligations of the Company’s excess insurers concluded during fourth quarter of 2012, but certain legal rulings and entry of a final judgment are still pending. The subsidiary continues to work with its excess insurers to obtain defense and indemnity payments while the litigation is proceeding. Given the uncertainties of litigation, there is a variety of possible outcomes, including but not limited to the subsidiary being required to fund all or a portion of the subsidiary’s defense and indemnity payments until such time a final ruling orders payment by the insurers. While not impacting the results of operations, the funding requirement could range up to $10 million per quarter until final resolution. In addition, because a statistically significant increase in mesothelioma claims had occurred and was expected to continue to occur in certain regions, this subsidiary recorded a $1.8 million pre-tax charge, which was comprised of an increase in its asbestos-related liabilities of $18.1 million partially offset by an increase in expected insurance recoveries of $16.3 million, during the fourth quarter of the year ended December 31, 2011. Due to a statistically significant increase in mesothelioma and lung cancer claims and higher settlement values per claim that have occurred and are expected to continue to occur in certain jurisdictions, partially offset by lower claims and lower settlement values per claim in other jurisdictions, the Company recorded a $0.6 million pre-tax charge during year ended December 31, 2013, which was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The pre-tax charge was comprised of an increase in asbestos-related liabilities of $10.8 million partially offset by an increase in expected insurance recoveries of $10.2 million.

In 2003, another subsidiary filed a lawsuit against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it. Although none of these insurance companies contested coverage, they disputed the timing, reasonableness and allocation of payments.

For this subsidiary, it was determined by court ruling in 2007 that the allocation methodology mandated by the New Jersey courts will apply. Further court rulings in December of 2009 clarified the allocation calculation related to amounts currently due from insurers as well as amounts the Company expects to be reimbursed for asbestos-related costs incurred in future periods.

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case. During 2010, the court-appointed special allocation master made its recommendation. In May 2011, the court accepted the recommendation with modifications. A final judgment at the trial court level in this litigation was rendered during the year ended December 31, 2011, but appeals have been entered. Because of the higher settlement values per mesothelioma claim in 2011 in a specific region, this subsidiary recorded a $0.7 million pre-tax charge, which was comprised of an increase to its asbestos-related liabilities of $4.7 million partially offset by an increase in expected insurance recoveries of $4.0 million, during the fourth quarter of the year ended December 31, 2011. The subsidiary expects to be responsible for approximately 18% of all future asbestos-related costs.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31, 2013	December 31, 2012
	(In thousands)
Current asbestos insurance asset(1)	$32,872	$35,566
Current asbestos insurance receivable(1)	41,943	36,778
Long-term asbestos insurance asset(2)	299,057	315,363
Long-term asbestos insurance receivable(2)	21,411	7,063
Accrued asbestos liability(3)	51,142	58,501
Long-term asbestos liability(4)	358,288	375,493

(1) Included in Other current assets in the Consolidated Balance Sheets.
(2) Included in Other assets in the Consolidated Balance Sheets.
(3) Represents current accruals for probable and reasonably estimable asbestos-related liability cost that the Company believes the subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated
Balance Sheets.
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

General Litigation

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Minimum Lease Obligations

The Company’s minimum obligations under non-cancelable operating leases are as follows:

December 31, 2013
(In thousands)
2014	$36,465
2015	23,508
2016	16,642
2017	12,742
2018	11,829
Thereafter	55,945
Total	$157,131

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2013, 2012 and 2011, the Company’s net rental expense related to operating leases was $35.4 million, $39.5 million and $4.9 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company had $433.4 million of unconditional purchase obligations with suppliers, primarily all of which is expected to be paid by December 31, 2014.

16. Segment Information

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net sales:
Gas and fluid handling	$2,104,048	$1,901,132	$693,392
Fabrication technology	2,103,161	2,012,724	—
Total Net sales	$4,207,209	$3,913,856	$693,392

Segment operating income (loss)(1):
Gas and fluid handling	$270,708	$141,524	$86,664
Fabrication technology	219,634	140,184	—
Corporate and other	(48,448)	(81,639)	(51,078)
Total segment operating income	$441,894	$200,069	$35,586

Depreciation and Amortization:
Gas and fluid handling	$62,792	$112,389	$22,375
Fabrication technology	55,339	69,708	—
Corporate and other	1,127	1,306	223
Total depreciation and amortization	$119,258	$183,403	$22,598

Capital Expenditures:
Gas and fluid handling	$37,995	$42,343	$14,420
Fabrication technology	33,437	41,146	—
Corporate and other	50	97	366
Total capital expenditures	$71,482	$83,586	$14,786

_________
(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Year Ended December 31,
	2013	2012	2011

Income before income taxes	$302,795	$48,439	$19,987
Interest expense	103,597	91,570	5,919
Restructuring and other related charges	35,502	60,060	9,680
Segment operating income	$441,894	$200,069	$35,586

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2013	2012
	(In thousands)
Investments in Equity Method Investees:
Gas and fluid handling	$7,097	$11,451
Fabrication technology	43,698	44,106
	$50,795	$55,557

Total Assets:
Gas and fluid handling	$4,007,806	$3,333,817
Fabrication technology	2,526,245	2,580,273
Corporate and other	48,802	234,197
Total Assets	$6,582,853	$6,148,287

The detail of the Company’s operations by product type and geography is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net Sales by Major Product:
Gas handling	$1,440,731	$1,242,371	$—
Fluid handling	663,317	658,761	693,392
Welding and cutting	2,103,161	2,012,724	—
Total Net sales	$4,207,209	$3,913,856	$693,392

Net Sales by Origin(1):
United States	$836,636	$789,259	$207,459
Foreign locations	3,370,573	3,124,597	485,933
Total Net sales	$4,207,209	$3,913,856	$693,392
_________
(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	Year Ended December 31,
	2013	2012
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$145,972	$127,719
China	82,771	74,855
Czech Republic	92,796	53,201
Other Foreign Locations	435,601	432,795
Property, plant and equipment, net	$757,140	$688,570
_________
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012.

	Quarter Ended
	March 29, 2013	June 28, 2013	September 27, 2013	December 31, 2013(2)
	(In thousands, except per share data)
Net sales	$947,143	$1,074,118	$1,014,570	$1,171,378
Gross profit	290,725	337,822	320,294	357,381
Net income	32,275	67,200	65,475	44,193
Net income attributable to Colfax Corporation common shareholders	22,553	53,306	50,389	31,984
Net income per share – basic	$0.21	$0.53	$0.49	$0.31
Net income per share – diluted	$0.21	$0.52	$0.48	$0.31

	Quarter Ended
	March 30, 2012(1)	June 29, 2012(1)	September 28, 2012	December 31, 2012
	(In thousands, except per share data)
Net sales	$886,366	$1,045,653	$954,440	$1,027,397
Gross profit	241,706	314,862	287,987	307,570
Net (loss) income	(100,461)	18,632	14,499	25,066
Net (loss) income attributable to Colfax Corporation common shareholders	(109,332)	7,293	4,022	14,664
Net (loss) income per share – basic	$(1.33)	$0.07	$0.04	$0.14
Net (loss) income per share – diluted	$(1.33)	$0.07	$0.04	$0.13
__________

(1)
Net (loss) income and Net (loss) income per share for the three months ended March 30, 2012 and June 29, 2012, include $42.9 million and $0.8 million of pre-tax Charter acquisition-related expense. See Note 4, “Acquisitions” for additional information regarding the Company’s acquisition of Charter.

(2)
Net income and Net income per share for the three months ended December 31, 2013 includes a $13.8 million gain to remeasure the Company’s equity investment in Sicelub to fair value upon increasing the Company’s ownership to 100%, which was included in Selling, general and administrative expense. See Note 4, “Acquisitions” for additional information regarding the Company’s acquisition of Sicelub. Additionally, during the three months ended December 31, 2013, the Company incurred $26.8 million to write-off certain deferred financing fees and original issue discount associated with the Third Amendment to the Deutsche Bank Credit Agreement. See Note 10, “Debt” for additional information regarding the Third Amendment to the Deutsche Bank Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2014 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2014 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that applies to all employees, including our principal executive officer, our principal financial and accounting officer or other persons performing similar functions. A copy of the code of ethics is available on the Corporate Governance page of the Investor Relations section of our website at www.colfaxcorp.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address above.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2014 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2014 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2014 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2014 Proxy Statement under the captions “Independent Registered Public Accountant Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2) Schedules. An index of Exhibits and Schedules is on page 95 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(B)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(C)    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2014.
COLFAX CORPORATION
By: /s/ STEVEN E. SIMMS
Steven E. Simms
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 12, 2014

/s/ STEVEN E. SIMMS
Steven E. Simms
President and Chief Executive Officer
(Principal Executive Officer)

/s/ C. SCOTT BRANNAN
C. Scott Brannan
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ CLAY H. KIEFABER
Clay H. Kiefaber
Director

/s/ SAN W. ORR, III
San W. Orr, III
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

COLFAX CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Schedules:	Page Number in Form 10-K

Valuation and Qualifying Accounts	100

EXHIBIT INDEX

Exhibit No.	Description	Location*
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012.

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 13, 2008

3.3	Amended and Restated Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation	Incorporated by reference to Exhibit 3.03 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on April 25, 2013

4.1	Specimen Common Stock Certificate

10.1	Colfax Corporation 2008 Omnibus Incentive Plan**

10.2	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.3	Form of Non-Qualified Stock Option Agreement **

10.4	Form of Performance Stock Unit Agreement**

10.5	Form of Outside Director Restricted Stock Unit Agreement (Three Year Vesting)**

10.6	Form of Outside Director Deferred Stock Unit Agreement**

10.7	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock (Three Year Vesting)**

10.8	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.9	Form of Outside Director Non-Qualified Stock Option Agreement**	Incorporated by reference to Exhibit 10.08 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

10.10	Form of Outside Director Restricted Stock Unit Agreement (One Year Vesting)**	Incorporated by reference to Exhibit 10.09 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

10.11	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock units (One Year Vesting)**	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

Exhibit No.	Description	Location*
10.12	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock units
10.13	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013**	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the Commission on February 19, 2013

10.14	Employment Agreement between Colfax Corporation and Steven E. Simms**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 23, 2012

10.15	Employment Agreement between Colfax Corporation and Clay H. Kiefaber**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on March 28, 2011

10.16	Amendment No. 1 to the Employment Agreement between Colfax Corporation and Clay H. Kiefaber**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on April 23, 2012

10.17	Employment Agreement between Colfax Corporation and C. Scott Brannan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 22, 2010

10.18	Employment Agreement between Colfax Corporation and Daniel A. Pryor**	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.19	Employment Agreement between Colfax Corporation and A. Lynne Puckett**	Incorporated by reference to Exhibit 10.05 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.20	Service Agreement between Howden Group Ltd. and Ian Brander dated December 3, 2010**	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the Commission on July 25, 2013

10.21	Consulting Agreement between Colfax Corporation and Joseph O. Bunting III**	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on April 23, 2012

10.22	Colfax Corporation Annual Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the Commission on February 19, 2013

10.23
Credit Agreement, dated September 12, 2011, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 99.6 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

Exhibit No.	Description	Location*

10.24
Amendment No. 1 to the Credit Agreement, dated January 13, 2012, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 17, 2012

10.25
Second Amendment to the Credit Agreement, dated February 22, 2013, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on February 25, 2013

10.26
Third Amendment to the Credit Agreement, dated November 7, 2013 by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on November 14, 2013

10.27	Share Purchase Agreement, by and among Inversiones Breca S.A. and Colfax Corporation, dated as of May 26, 2012	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on May 31, 2012

10.28	Amendment No. 1 to the Share Purchase Agreement by and among Inversiones Breca S.A. and Colfax Corporation, dated October 25, 2012	Incorporated by reference to Exhibit 10.28 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the Commission on February 19, 2013

10.29
Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales

10.30	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the Commission on February 19, 2013

10.31	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.32	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.33	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

Exhibit No.	Description	Location*
10.34	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on September 15, 2011

10.35	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

10.36	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

10.37	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

10.38	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the Commission on January 30, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

Exhibit No.	Description	Location*

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).

** Indicates management contract or compensatory plan, contract or arrangement.

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Charged to Other Accounts (2)	Write-Offs Write-Downs and Deductions	Acquisitions and Other(3)	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Year Ended December 31, 2013:
Allowance for doubtful accounts	$16,464	$12,707	$—	$—	$2,753	$(642)	$31,282
Allowance for excess slow-moving and obsolete inventory	9,221	21,629	—	(2,026)	4,207	(258)	32,773
Valuation allowance for deferred tax assets	357,638	30,554	(27,233)	(3,373)	2,401	(1,601)	358,386
Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,578	$13,917	$—	$(192)	$—	$161	$16,464
Allowance for excess slow-moving and obsolete inventory	6,735	3,341	—	(1,001)	—	146	9,221
Valuation allowance for deferred tax assets	79,855	103,785	20,676	—	153,322	—	357,638
Year Ended December 31, 2011:
Allowance for doubtful accounts	$2,562	$112	$—	$(70)	$—	$(26)	$2,578
Allowance for excess slow-moving and obsolete inventory	7,777	181	—	(1,258)	—	35	6,735
Valuation allowance for deferred tax assets	52,891	16,621	10,346	—	—	(3)	79,855
____________
(1) Amounts charged to expense are net of recoveries for the respective period.
(2) Represents amount charge to Accumulated other comprehensive loss.
(3) Includes reclassifications related to the Charter Acquisition. The valuation allowance for deferred tax assets during the year ended December 31, 2012 reflects the impact of retrospective adjustments recorded during the year ended December 31, 2013. See Note 4, "Acquisitions" for further discussion.