Form 10-Q
period 2014-03-28
Colfax CORP
filed 2014-04-24
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2014
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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 28, 2014, there were 123,562,423 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013

Net sales	$1,054,331	$947,143
Cost of sales	728,699	656,418
Gross profit	325,632	290,725
Selling, general and administrative expense	231,582	214,184
Restructuring and other related charges	6,312	4,214
Operating income	87,738	72,327
Interest expense	12,322	23,289
Income before income taxes	75,416	49,038
Provision for income taxes	20,579	16,763
Net income	54,837	32,275
Less: income attributable to noncontrolling interest, net of taxes	8,047	4,640
Net income attributable to Colfax Corporation	46,790	27,635
Dividends on preferred stock	2,348	5,082
Preferred stock conversion inducement payment	19,565	—
Net income available to Colfax Corporation common shareholders	$24,877	$22,553
Net income per share- basic and diluted	$0.22	$0.21

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Net income	$54,837	$32,275
Other comprehensive loss:
Foreign currency translation, net of tax of $0 and $(149)	(5,649)	(132,120)
Unrealized (loss) gain on hedging activities, net of tax of $(133) and $(643)	(168)	7,764
Amounts reclassified from Accumulated other comprehensive loss:
Net pension and other postretirement benefit cost, net of tax of $173 and $141	1,893	2,594
Other comprehensive loss	(3,924)	(121,762)
Comprehensive income (loss)	50,913	(89,487)
Less: comprehensive income attributable to noncontrolling interest	4,819	728
Comprehensive income (loss) attributable to Colfax Corporation	$46,094	$(90,215)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	March 28, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$482,184	$311,301
Trade receivables, less allowance for doubtful accounts of $30,956 and $31,282	1,064,020	1,030,892
Inventories, net	472,826	445,752
Other current assets	323,011	350,401
Total current assets	2,342,041	2,138,346
Property, plant and equipment, net	747,176	757,140
Goodwill	2,390,040	2,384,522
Intangible assets, net	815,629	832,553
Other assets	476,338	470,292
Total assets	$6,771,224	$6,582,853

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$41,633	$29,449
Accounts payable	779,665	860,380
Accrued liabilities	491,942	485,261
Total current liabilities	1,313,240	1,375,090
Long-term debt, less current portion	1,107,532	1,457,642
Other liabilities	953,729	1,009,006
Total liabilities	3,374,501	3,841,738
Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none and 13,877,552 issued and outstanding	—	14
Common stock, $0.001 par value; 400,000,000 shares authorized;123,562,423 and 101,921,613 issued and outstanding	124	102
Additional paid-in capital	3,168,273	2,541,005
Retained earnings	44,253	19,376
Accumulated other comprehensive loss	(47,304)	(46,608)
Total Colfax Corporation equity	3,165,346	2,513,889
Noncontrolling interest	231,377	227,226
Total equity	3,396,723	2,741,115
Total liabilities and equity	$6,771,224	$6,582,853

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount	Shares	$ Amount
Balance at January 1, 2014	101,921,613	$102	13,877,552	$14	$2,541,005	$19,376	$(46,608)	$227,226	$2,741,115
Net income	—	—	—	—	—	46,790	—	8,047	54,837
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(668)	(668)
Preferred stock dividend	—	—	—	—	—	(2,348)	—	—	(2,348)
Preferred stock conversion	12,173,291	12	(13,877,552)	(14)	2	(19,565)	—	—	(19,565)
Other comprehensive loss, net of tax of $0.0 million	—	—	—	—	—	—	(696)	(3,228)	(3,924)
Common stock issuance, net of costs of $22.1 million	9,200,000	9	—	—	610,354	—	—	—	610,363
Common stock-based award activity	84,519	—	—	—	5,063	—	—	—	5,063
Contribution to defined benefit pension plan	183,000	1	—	—	11,849	—	—	—	11,850
Balance at March 28, 2014	123,562,423	$124	—	$—	$3,168,273	$44,253	$(47,304)	$231,377	$3,396,723

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013

Cash flows from operating activities:
Net income	$54,837	$32,275
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and fixed asset impairment charges	31,208	29,910
Stock-based compensation expense	3,679	2,783
Non-cash interest expense	2,089	4,040
Deferred income tax (benefit) provision	(960)	535
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(39,834)	(65,939)
Inventories, net	(29,891)	(19,168)
Accounts payable	(77,449)	21,290
Changes in other operating assets and liabilities	(10,714)	(19,140)
Net cash used in operating activities	(67,035)	(13,414)

Cash flows from investing activities:
Purchases of fixed assets, net	(12,593)	(17,975)
Net cash used in investing activities	(12,593)	(17,975)

Cash flows from financing activities:
Borrowings under term credit facility	—	50,861
Payments under term credit facility	—	(260,633)
Proceeds from borrowings on revolving credit facilities	153,617	56,908
Repayments of borrowings on revolving credit facilities	(490,656)	(47,472)
Proceeds from issuance of common stock, net	611,748	785
Preferred stock conversion inducement payment	(19,565)	—
Payments of dividend on preferred stock	(3,853)	(5,026)
Other	(4,168)	(6,056)
Net cash provided by (used in) financing activities	247,123	(210,633)

Effect of foreign exchange rates on Cash and cash equivalents	3,388	(5,602)

Increase (decrease) in Cash and cash equivalents	170,883	(247,624)
Cash and cash equivalents, beginning of period	311,301	482,449
Cash and cash equivalents, end of period	$482,184	$234,825

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

The Condensed Consolidated Balance Sheet as of December 31, 2013 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), filed with the SEC on February 12, 2014.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which, consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

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

The results of operations for the three months ended March 28, 2014 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, “Income Taxes (Topic 740)” (“ASU No. 2013-11”). ASU No. 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a carryforward is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The adoption of ASU No. 2013-11 during the three months ended March 28, 2014 did not have a material impact on the Company’s Condensed Consolidated Balance Sheet. As of March 28, 2014, $9.6 million of unrecognized tax benefit was presented as a reduction to the Company’s deferred tax asset, which is included in Other assets in the Condensed Consolidated Balance Sheet. As ASU No. 2013-11 was not adopted retrospectively, $9.2 million of unrecognized tax benefits are included in Other liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2013.

3. Acquisition

On April 14, 2014, Colfax completed the acquisition of Victor Technologies Holdings, Inc. ("Victor") from Irving Place Capital (the “Victor Acquisition”) for total consideration of $947.3 million, including the assumption of debt, subject to certain adjustments. Victor is a pre-eminent global manufacturer of cutting, gas control and specialty welding solutions. The acquisition will complement the geographic footprint of our fabrication technology segment, as well as expand our product portfolio into new segments and applications. Due to the timing of the Victor Acquisition, the Company is in the process of determining the purchase price allocation and thus, certain disclosures, including a reasonable estimate of Goodwill, are impracticable at this time.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4. Net Income Per Share

Net income per share available to Colfax Corporation common shareholders was computed as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In thousands, except share data)
Net income available to Colfax Corporation common shareholders	$24,877	$22,553
Less: net income attributable to participating securities(1)(2)	—	(2,895)
	$24,877	$19,658
Weighted-average shares of Common stock outstanding - basic	112,495,104	94,227,685
Net effect of potentially dilutive securities - stock options and restricted stock units	1,600,653	925,814
Weighted-average shares of Common stock outstanding - diluted(2)	114,095,757	95,153,499
Net income per share - basic and diluted	$0.22	$0.21

(1) Net income per share was calculated consistent with the two-class method in accordance with GAAP for the three months ended March 29, 2013, as further discussed below.
(2) Net income per share - diluted for periods prior to April 23, 2013 was calculated consistently with the two-class method in accordance with GAAP as the outstanding shares of Series A Perpetual Convertible Preferred Stock were considered participating securities. Subsequent to April 23, 2013 and prior to February 12, 2014, Net income per share - diluted was calculated consistently with the if-converted method in accordance with GAAP until the outstanding shares of Series A Perpetual Convertible Preferred Stock were converted to Common stock. However, weighted-average shares outstanding - diluted for the three months ended March 28, 2014 excludes the weighted average effect of 5.7 million Common stock equivalents for the period from January 1, 2014 through February 12, 2014 as their inclusion would be anti-dilutive. See Note 6, “Equity” for further discussion of the Series A Perpetual Convertible Preferred Stock conversion.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 28, 2014 and March 29, 2013 excludes approximately 0.5 million and 1.0 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three months ended March 28, 2014, Income before income taxes was $75.4 million and the Provision for income taxes was $20.6 million. The effective tax rate of 27.3% for the three months ended March 28, 2014 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2014.

During the three months ended March 29, 2013, Income before income taxes was $49.0 million and the Provision for income taxes was $16.8 million. The effective tax rate of 34.2% for the three months ended March 29, 2013 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2013.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Equity

Common Stock

On January 15, 2014, the Company contributed 183,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan.

On February 20, 2014, the Company sold 9,200,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $632.5 million. In conjunction with this issuance, the Company recognized $22.1 million in equity issuance costs, which were recorded as a reduction to Additional paid-in capital during the three months ended March 28, 2014.

Preferred Stock

The Company entered into a Conversion Agreement with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of the Company’s Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Condensed Consolidated Statement of Operations for the three months ended March 28, 2014.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended March 28, 2014 and March 29, 2013. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2014	$(159,795)	$127,596	$(14,409)	$(46,608)
Other comprehensive loss before reclassifications:
Foreign currency translation adjustment	—	(7,236)	—	(7,236)
Gain on long-term intra-entity foreign currency transactions	—	4,751	—	4,751
Gain on net investment hedges	—	—	1,985	1,985
Unrealized loss on cash flow hedges	—	—	(2,089)	(2,089)
Other comprehensive loss before reclassifications	—	(2,485)	(104)	(2,589)
Amounts reclassified from Accumulated other comprehensive loss	1,893	—	—	1,893
Net current period Other comprehensive income (loss)	1,893	(2,485)	(104)	(696)
Balance at March 28, 2014	$(157,902)	$125,111	$(14,513)	$(47,304)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2013	$(247,332)	$104,718	$(3,980)	$(146,594)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	—	(123,348)	—	(123,348)
Loss on long-term intra-entity foreign currency transactions	—	(4,875)	—	(4,875)
Gain on net investment hedges	—	—	11,467	11,467
Unrealized loss on cash flow hedges	—	—	(3,688)	(3,688)
Other comprehensive (loss) income before reclassifications	—	(128,223)	7,779	(120,444)
Amounts reclassified from Accumulated other comprehensive loss	2,594	—	—	2,594
Net current period Other comprehensive income (loss)	2,594	(128,223)	7,779	(117,850)
Balance at March 29, 2013	$(244,738)	$(23,505)	$3,799	$(264,444)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the three months ended March 28, 2014 and March 29, 2013 is as follows:

	Three Months Ended March 28, 2014
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$1,944	$(173)	$1,771
Amortization of prior service cost(1)	122	—	122
	$2,066	$(173)	$1,893

	Three Months Ended March 29, 2013
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$2,673	$(141)	$2,532
Amortization of prior service cost(1)	62	—	62
	$2,735	$(141)	$2,594

(1) Included in the computation of net periodic benefit cost. See Note 10, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

During the three months ended March 28, 2014 and March 29, 2013, Noncontrolling interest decreased by $3.2 million and $3.9 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Inventories, Net

Inventories, net consisted of the following:

	March 28, 2014	December 31, 2013
	(In thousands)
Raw materials	$159,254	$145,689
Work in process	117,011	112,722
Finished goods	231,806	224,192
	508,071	482,603
Less: customer progress payments	(6,103)	(4,078)
Less: allowance for excess, slow-moving and obsolete inventory	(29,142)	(32,773)
Inventories, net	$472,826	$445,752

8. Debt

Long-term debt consisted of the following:

	March 28, 2014	December 31, 2013
	(In thousands)
Term loans	$1,115,752	$1,115,238
Revolving credit facilities and other	33,413	371,853
Total Debt	1,149,165	1,487,091
Less: current portion	(41,633)	(29,449)
Long-term debt	$1,107,532	$1,457,642

The Company is party to a credit agreement by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, as amended (the “Deutsche Bank Credit Agreement”).

The Company had an original issue discount of $16.5 million and deferred financing fees of $12.6 million included in its Condensed Consolidated Balance Sheet as of March 28, 2014, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of March 28, 2014, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 2.01%, excluding accretion of original issue discount, and there was $897.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $673.4 million. Total letters of credit of $451.4 million were outstanding as of March 28, 2014.

As of March 28, 2014, the Company is in compliance with the covenants under the Deutsche Bank Credit Agreement.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 28, 2014	December 31, 2013
	(In thousands)
Accrued payroll	$141,397	$136,645
Advance payment from customers	49,980	53,280
Accrued taxes and deferred tax liability - current portion	84,764	71,314
Accrued asbestos-related liability	51,374	51,142
Warranty liability - current portion	54,755	54,977
Accrued restructuring liability - current portion	9,422	12,856
Accrued third-party commissions	11,516	13,095
Other	88,734	91,952
Accrued liabilities	$491,942	$485,261

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In thousands)
Warranty liability, beginning of period	$61,472	$40,437
Accrued warranty expense	4,667	2,123
Changes in estimates related to pre-existing warranties	277	—
Cost of warranty service work performed	(5,519)	(3,796)
Foreign exchange translation effect	(236)	(1,001)
Warranty liability, end of period	$60,661	$37,763

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company.

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 28, 2014
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,638	$2,672	$(2,805)	$(11)	$3,494
Facility closure costs(2)	756	227	(353)	(1)	629
	4,394	2,899	(3,158)	(12)	4,123
Fabrication Technology:
Termination benefits(1)	7,033	3,072	(5,469)	(77)	4,559
Facility closure costs(2)	1,429	341	(1,032)	3	741
	8,462	3,413	(6,501)	(74)	5,300
Corporate and Other:
Facility closure costs(2)	1,259	—	(84)	5	1,180
	1,259	—	(84)	5	1,180
	$14,115	$6,312	$(9,743)	$(81)	$10,603

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
(3) As of March 28, 2014, $9.4 million and $1.2 million of the Company’s restructuring liability was included in Accrued liabilities and
Other liabilities, respectively.

The Company expects to incur Restructuring and other related charges of approximately $55 million during the remainder of 2014 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$—	$—
Interest cost	4,556	4,324
Expected return on plan assets	(5,815)	(6,191)
Amortization	1,298	1,964
Net periodic benefit cost	$39	$97

Pension Benefits-Non U.S. Plans:
Service cost	$897	$960
Interest cost	12,406	10,706
Expected return on plan assets	(10,729)	(7,821)
Amortization	598	595
Net periodic benefit cost	$3,172	$4,440

Other Post-Retirement Benefits:
Service cost	$34	$45
Interest cost	298	234
Amortization	170	176
Net periodic benefit cost	$502	$455

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.1 billion and $1.5 billion as of March 28, 2014 and December 31, 2013, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	March 28, 2014
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$181,297	$—	$—	$181,297
Foreign currency contracts related to sales - designated as hedges	—	8,812	—	8,812
Foreign currency contracts related to sales - not designated as hedges	—	1,747	—	1,747
Foreign currency contracts related to purchases - designated as hedges	—	494	—	494
Foreign currency contracts related to purchases - not designated as hedges	—	1,454	—	1,454
Deferred compensation plans	—	2,612	—	2,612
	$181,297	$15,119	$—	$196,416

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,191	$—	$1,191
Foreign currency contracts related to sales - not designated as hedges	—	1,898	—	1,898
Foreign currency contracts related to purchases - designated as hedges	—	817	—	817
Foreign currency contracts related to purchases - not designated as hedges	—	452	—	452
Deferred compensation plans	—	2,612	—	2,612
Liability for contingent payments	—	—	2,767	2,767
	$—	$6,970	$2,767	$9,737

	December 31, 2013
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,032	$—	$—	$22,032
Foreign currency contracts related to sales - designated as hedges	—	11,241	—	11,241
Foreign currency contracts related to sales - not designated as hedges	—	3,642	—	3,642
Foreign currency contracts related to purchases - designated as hedges	—	428	—	428
Foreign currency contracts related to purchases - not designated as hedges	—	2,543	—	2,543
Deferred compensation plans	—	2,414	—	2,414
	$22,032	$20,268	$—	$42,300

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,126	$—	$1,126
Foreign currency contracts related to sales - not designated as hedges	—	3,625	—	3,625
Foreign currency contracts related to purchases - designated as hedges	—	742	—	742
Foreign currency contracts related to purchases - not designated as hedges	—	846	—	846
Deferred compensation plans	—	2,414	—	2,414
Liability for contingent payments	—	—	6,176	6,176
	$—	$8,753	$6,176	$14,929

There were no transfers in or out of Level One, Two or Three during the three months ended March 28, 2014.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Foreign Currency Contracts

As of March 28, 2014 and December 31, 2013, the Company had foreign currency contracts with the following notional values:

	March 28, 2014	December 31, 2013
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$227,821	$244,755
Foreign currency contracts sold - designated as hedges	211,706	206,220
Foreign currency contracts purchased - not designated as hedges	141,373	273,714
Foreign currency contracts purchased - designated as hedges	51,425	46,728
Total foreign currency derivatives	$632,325	$771,417

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized loss	$(1,388)	$(997)
Realized loss	(809)	(3,857)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized loss	(605)	(943)
Realized gain	437	1,661
Unrealized gain on net investment hedges	1,985	11,467
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(169)	1,244
Realized loss	(951)	(2,412)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized loss	(695)	(910)
Realized gain	1,350	1,534

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisitions of COT-Puritech, Inc. (“COT-Puritech”) in December of 2011 and Clarus Fluid Intelligence, LLC in July 2013, which are subject to the achievement of certain performance goals.The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections. During the three months ended March 28, 2014, the Company made the final cash payment, totaling $3.5 million, to settle the COT-Puritech contingent payment liability.

A summary of activity in the Company’s liability for contingent payments during the three months ended March 28, 2014 is as follows:

(In thousands)
Balance at January 1, 2014	$6,176
Interest accretion	91
Cash payment	(3,500)
Balance at March 28, 2014	$2,767

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

12. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Number of claims)
Claims unresolved, beginning of period	22,393	23,523
Claims filed(2)	1,199	1,225
Claims resolved(3)	(1,044)	(1,555)
Claims unresolved, end of period	22,548	23,193

(1) Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	March 28, 2014	December 31, 2013
	(In thousands)
Current asbestos insurance asset(1)	$33,282	$32,872
Current asbestos insurance receivable(1)	41,263	41,943
Long-term asbestos insurance asset(2)	290,804	299,057
Long-term asbestos insurance receivable(2)	31,318	21,411
Accrued asbestos liability(3)	51,374	51,142
Long-term asbestos liability(4)	349,819	358,288

(1) Included in Other current assets in the Condensed Consolidated Balance Sheets.
(2) Included in Other assets in the Condensed Consolidated Balance Sheets.
(3) Represents current reserves for probable and reasonably estimable asbestos-related liability cost that the Company believes its subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Condensed
Consolidated Balance Sheets.
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

Other Litigation Matters

In March 2014, two alleged stockholders of the Company filed derivative complaints against our directors, the BDT Investor and BDT Capital Partners, LLC in the Court of Chancery of the State of Delaware alleging that the individual defendants engaged in waste and breached their fiduciary duties in connection with the cash payment and conversion pursuant to the Conversion Agreement. The complaints also allege claims against the BDT Investor and BDT Capital Partners, LLC for unjust enrichment and aiding and abetting the individual defendants’ alleged breaches of fiduciary duty. The complaints, which have been consolidated, seek compensatory damages plus interest, and an award of attorneys’ fees and expenses to the plaintiffs. The litigation is in an

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

early stage and defendants have not yet responded to the consolidated complaint. This litigation is not currently expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company and the defendants intend to vigorously defend against the claims.

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

The Company’s segment results were as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In thousands)
Net sales:
Gas and fluid handling	$573,949	$425,105
Fabrication technology	480,382	522,038
	$1,054,331	$947,143
Segment operating income (loss)(1):
Gas and fluid handling	$55,998	$42,488
Fabrication technology	53,863	44,468
Corporate and other	(15,811)	(10,415)
	$94,050	$76,541

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In thousands)
Income before income taxes	$75,416	$49,038
Interest expense	12,322	23,289
Restructuring and other related charges	6,312	4,214
Segment operating income	$94,050	$76,541

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In thousands)
Gas handling	$424,167	$275,447
Fluid handling	149,782	149,658
Welding and cutting	480,382	522,038
Total Net sales	$1,054,331	$947,143

14. Subsequent Event

On April 14, 2014, the Company completed the Victor Acquisition. See Note 3, “Acquisition” for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2014 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2014.

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

•
restrictions in our credit agreement by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, as amended (the “Deutsche Bank Credit Agreement”) that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2013 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2013 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

We employ a comprehensive set of tools that we refer to as the Colfax Business System (“CBS”). CBS is our business management system. It is a repeatable, teachable process that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. CBS provides the tools and techniques to ensure that we are continuously improving our ability to meet or exceed customer requirements on a consistent basis.

Outlook

On April 14, 2014, Colfax completed the acquisition of Victor Technologies Holdings, Inc. ("Victor") from Irving Place Capital ("IPC") for total consideration of $947.3 million, including the assumption of debt, subject to certain adjustments (the “Victor Acquisition”). Victor is a pre-eminent global manufacturer of cutting, gas control and specialty welding solutions. The acquisition will complement the geographic footprint of our fabrication technology segment, as well as expand our product portfolio into new segments and applications. During the year ended December 31, 2013, Victor had net sales and operating income of $486.8 million and $64.0 million, respectively. Certain deferred tax assets at the acquisition date will be reassessed in light of the impact of the acquired business on expected future income or loss by country and future tax planning. Due to the additional income in the U.S. as a result of the Victor Acquisition, we expect that this assessment may result in a decrease in our valuation allowance against U.S. deferred tax assets during the second quarter of 2014, which is likely to result in a significant Benefit from income taxes.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the first quarter of 2014 to the comparable 2013 period is affected by the following additional significant items:

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

Gas and Fluid Handling

On July 9, 2013, Colfax completed the acquisition of the common stock of Clarus Fluid Intelligence LLC (“Clarus”), for $13.2 million, which includes the fair value of an estimated additional contingent cash payment of $2.5 million at the acquisition date. The additional contingent payment will be paid during the year ending December 31, 2016 subject to the achievement of certain performance goals. Clarus is a domestic supplier of flushing services for marine applications primarily to U.S. government agencies, with primary operations based in Bellingham, Washington.

On September 30, 2013, the Company completed the acquisitions of TLT-Babcock Inc. (“TLT-Babcock”) and Alphair Ventilating Systems Inc. (“Alphair”), for an aggregate purchase price of $55.7 million. TLT-Babcock and Alphair are suppliers of heavy duty and industrial fans in Akron, Ohio and Winnepeg, Ontario, respectively.

On November 1, 2013, the Company completed the acquisition of ČKD Kompresory a.s. (“ČKDK”), for $69.4 million, including the assumption of debt. ČKDK is a supplier of multi-stage centrifugal compressors to the oil & gas, petrochemical, power and steel industries, based in Prague, Czech Republic.

On November 25, 2013, the Company increased its ownership of Sistemas Centrales de Lubrication S.A. de C.V. (“Sicelub”), previously a less than wholly owned subsidiary in which the Company did not have a controlling interest, from 44% to 100%. Sicelub provides flushing services primarily in Central and South America serving the the oil, gas and petrochemical end market.

On November 29, 2013, the Company completed the acquisition of the global infrastructure and industry division of Fläkt Woods Group (“GII”), for $246.0 million, including the assumption of debt, subject to certain adjustments. GII has operations around the world and will expand the Company’s product offerings in the heavy duty industrial and cooling fan market.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 80% for the first quarter of 2014, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales increased from $947.1 million in the first quarter of 2013 to $1.054 billion in the first quarter of 2014. The following table presents components of our consolidated Net sales and, for our gas- and fluid-handling segment, order and backlog growth:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the three months ended March 29, 2013	$947.1		$502.1		$1,438.5
Components of Change:
Existing businesses(2)	53.5	5.6%	11.1	2.2%	(87.5)	(6.1)%
Acquisitions(3)	85.1	9.0%	72.1	14.4%	243.5	16.9%
Foreign currency translation(4)	(31.4)	(3.3)%	(1.9)	(0.4)%	(2.5)	(0.1)%
	107.2	11.3%	81.3	16.2%	153.5	10.7%
As of and for the three months ended March 28, 2014	$1,054.3		$583.4		$1,592.0

(1) Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling operating segment.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3) Represents the incremental sales, orders and order backlog as a result of our acquisitions of Clarus, TLT-Babcock and Alphair, ČKDK, Sicelub and GII.
(4) Represents the difference between prior year sales and orders valued at the actual prior year foreign exchange rates and prior year sales and orders valued at current year foreign exchange rates.

The increase in Net sales from existing businesses during the first quarter of 2014 compared to the first quarter of 2013 was attributable to an increase of $66.4 million in our gas- and fluid-handling segment, partially offset by a decrease of $12.9 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during the first quarter of 2014 in comparison to the first quarter of 2013 due to growth in all end markets except oil, gas and petrochemical.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In millions)
Gas and Fluid Handling	$573.9	$425.1
Fabrication Technology	480.4	522.0
Total Net sales	$1,054.3	$947.1

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Net sales	$573.9	$425.1
Gross profit	162.5	127.0
Gross profit margin	28.3%	29.9%
Restructuring and other related charges	$2.9	$1.3
Selling, general and administrative expense	106.5	84.5
Selling, general and administrative expense as a percentage of Net sales	18.6%	19.9%
Segment operating income	$56.0	$42.5
Segment operating income margin	9.8%	10.0%

The $66.4 million Net sales increase due to existing businesses during the first quarter of 2014 in comparison to the first quarter of 2013, as discussed and defined under “Sales, Orders and Backlog” above, was primarily due to growth in the gas-handling products and in all end markets except mining. Additionally, Net sales increased by $85.1 million due to acquisition-related growth and decreased by $2.7 million due to changes in foreign exchange rates. Gross profit increased in the first quarter of 2014 reflecting the positive impact of higher volumes. In addition, the increase in Gross profit reflects the impact of acquisitions which have a lower average gross profit margin, as well as shortfalls in the higher gross margin services and aftermarket portions of the fluid-handling business, which resulted in a reduction of total gross profit margin in the segment for the quarter. Selling, general and administrative expense for the first quarter of 2014 increased compared to the first quarter of 2013 primarily as a result of acquisitions.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Net sales	$480.4	$522.0
Gross profit	163.1	163.7
Gross profit margin	34.0%	31.4%
Restructuring and other related charges	$3.4	$2.9
Selling, general and administrative expense	109.3	119.2
Selling, general and administrative expense as a percentage of Net sales	22.8%	22.8%
Segment operating income	$53.9	$44.5
Segment operating income margin	11.2%	8.5%

The $41.6 million Net sales decrease during the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of changes in foreign exchange rates which had a negative impact of $28.7 million. The $12.9 million Net sales decline due to existing businesses during the first quarter of 2014 in comparison to the first quarter of 2013, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of decreases in consumable volumes in most geographies. In the first quarter of 2014, Gross profit remained relatively consistent with the first quarter of 2013 as a result of weaker volumes and changes in foreign exchange rates, offset by stronger gross profit margin due to cost control activities. The decrease in Selling, general and administrative expense during the first quarter of 2014 compared to the first quarter of 2013 was primarily due to restructuring and indirect cost reduction initiatives. Selling, general and administrative expense for the first quarter of 2013 includes the impact of the devaluation of the Venezuelan bolivar fuerte, which resulted in a foreign currency transaction loss of $2.9 million.

Gross Profit - Total Company

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Gross profit	$325.6	$290.7
Gross profit margin	30.9%	30.7%

The $34.9 million increase in Gross profit during the first quarter of 2014 in comparison to the first quarter of 2013 was attributable to an increase of $35.5 million in our gas- and fluid-handling segment, partially offset by a decrease of $0.6 million in our fabrication technology segment. Gross profit increased during the first quarter of 2014 primarily due to the impact of higher overall volumes and acquisition-related growth. Gross profit margin remained relatively consistent with the first quarter of 2013 as the impact of higher volumes was offset by the lower margins associated with the acquired businesses. Changes in foreign exchange rates during the first quarter of 2014 had an $8.4 million negative impact on Gross profit in comparison to the first quarter of 2013.

Operating Expenses - Total Company

	Three Months Ended
	March 28, 2014	March 29, 2013
	(Dollars in millions)
Selling, general and administrative expense	$231.6	$214.2
Selling, general and administrative expense as a percentage of Net sales	22.0%	22.6%
Restructuring and other related charges	$6.3	$4.2

Selling, general and administrative expense increased $17.4 million during the first quarter of 2014 in comparison to the first quarter of 2013 primarily due to the addition of the operations associated with the gas- and fluid-handling acquisitions during 2013.

Interest Expense - Total Company

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In millions)
Interest expense	$12.3	$23.3

The decrease in Interest expense during the first quarter of 2014 in comparison to the comparable 2013 period was primarily attributable to the favorable impact of lower borrowing rates associated with the amendments to Deutsche Bank Credit Agreement during 2013, which reduced Interest expense by approximately $2.7 million, and lower outstanding borrowing levels (including the repayment of $420.0 million of borrowings with the proceeds of the February 2014 equity offering), which reduced Interest expense by approximately $3.7 million. In addition, Interest expense during the first quarter of 2013 included $3.1 million of charges related to the Second Amendment to the Deutsche Bank Credit Agreement on February 22, 2013.

Provision for Income Taxes - Total Company

The effective tax rate for the first quarter of 2014 was 27.3% compared to an effective income tax rate of 34.2% for the first quarter of 2013. The effective tax rate for the first quarter of 2014 was lower than the U.S. federal statutory tax rate primarily due foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2014.

The effective tax rate for the first quarter of 2013 was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2013.

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

Equity Capital

On January 15, 2014, we contributed 183,000 shares of newly issued Colfax Common stock to our U.S. defined benefit pension plan.

We entered into a Conversion Agreement with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), pursuant to which the BDT Investor exercised its option to convert its 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of our Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, we paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Condensed Consolidated Statement of Operations for the first quarter of 2014.

On February 20, 2014, we sold 9,200,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $632.5 million. In conjunction with this issuance, we recognized $22.1 million in equity issuance costs, which were recorded as a reduction to Additional paid-in capital during the first quarter of 2014.

Borrowing Arrangements

As of March 28, 2014, the weighted-average interest rate of borrowings under the Deutsche Bank Credit Agreement, as amended, was 2.01%, excluding accretion of original issue discount, and there was $897.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $673.4 million. Total letters of credit of $451.4 million were outstanding as of March 28, 2014.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.75 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.50 to 1.0, measured at the end of each quarter, through the year ending December 31, 2014. The minimum interest coverage ratio increases by 25 basis points each year until it reaches 3.0 to 1.0 for the year ending December 31, 2016 and each year thereafter. The maximum total leverage ratio decreases by 25 basis points each year until it reaches 4.25 to 1.0 for the year ending December 31, 2016 and each year thereafter. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. The Company is in compliance with all such covenants as of March 28, 2014. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of March 28, 2014, we had $482.2 million of Cash and cash equivalents, an increase of $170.9 million from $311.3 million as of December 31, 2013. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	March 28, 2014	March 29, 2013
	(In millions)
Net cash used in operating activities	$(67.0)	$(13.4)
Purchases of fixed assets, net	(12.6)	(18.0)
Net cash used in investing activities	(12.6)	(18.0)
Repayments of borrowings, net	(337.0)	(200.3)
Proceeds from issuance of common stock, net	611.7	0.8
Preferred stock conversion inducement payment	(19.6)	—
Other	(8.0)	(11.1)
Net cash provided by (used in) financing activities	247.1	(210.6)
Effect of foreign exchange rates on Cash and cash equivalents	3.4	(5.6)
Increase (decrease) in Cash and cash equivalents	$170.9	$(247.6)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $12.6 million and $13.9 million during the first quarters of 2014 and 2013, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the first quarters of 2014 and 2013, cash contributions for defined benefit plans were $15.2 million and $13.4 million, respectively.

•	During the first quarters of 2014 and 2013, cash payments of $9.7 million and $10.3 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the first quarter of 2014, net working capital increased by $147.2 million, primarily due to a decrease in payables as well as increases in inventory and receivable levels, which reduced our cash flows from operating activities. While increased working capital in the first quarter is in line with seasonal trends, the 2014 increase was much higher than normal. The principal contributors to this higher than normal increase were the reduction in payables from high levels at year-end and significant costs in excess of billings on long-term contracts as of March 28, 2014. During the first quarter of 2013, net working capital increased, primarily due to an increase in inventory and receivable levels, which reduced our cash flows from operating activities.

Cash flows from financing activities for the first quarter of 2014 were impacted by the sale of newly issued Common stock and the conversion of the Series A Perpetual Convertible Preferred Stock further discussed above under “—Equity Capital.”

Our Cash and cash equivalents as of March 28, 2014 includes $289.3 million held in jurisdictions outside the U.S., which may be subject to U.S. income tax if repatriated into the U.S. and other restrictions.

Contractual Obligations

On April 14, 2014, Colfax completed the Victor Acquisition for total consideration of $947.3 million, including the assumption of debt, subject to certain adjustments. We funded the acquisition through net proceeds of $610.4 million from our February 2014 equity offering and $336.9 million of additional borrowings under the Deutsch Bank Credit Agreement.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2013 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, substantially all of our borrowings as of March 28, 2014 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the first quarter of 2014 would have increased Interest expense by approximately $3.3 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the first quarter of 2014, approximately 80% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Deutsche Bank Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of March 28, 2014 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $150 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of March 28, 2014, we had no open commodity futures contracts.

See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 28, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2014, the Company contributed 183,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.01***	Conversion Agreement, dated as of February 12, 2014, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
** Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 13, 2008.
*** Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:     Colfax Corporation

By:

/s/ STEVEN E. SIMMS     President and Chief Executive Officer
Steven E. Simms        (Principal Executive Officer)            April 24, 2014

/s/ C. SCOTT BRANNAN     Senior Vice President, Finance,
C. Scott Brannan        Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)        April 24, 2014