Form 10-Q
period 2014-06-27
Colfax CORP
filed 2014-07-25
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number - 001-34045
Colfax Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-1887631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

420 National Business Parkway, 5th Floor Annapolis Junction, Maryland	20701
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 27, 2014, there were 123,671,171 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net sales	$1,199,336	$1,074,118	$2,253,667	$2,021,261
Cost of sales	811,165	736,296	1,539,864	1,392,714
Gross profit	388,171	337,822	713,803	628,547
Selling, general and administrative expense	279,029	221,693	510,611	435,877
Restructuring and other related charges	13,474	4,477	19,786	8,691
Operating income	95,668	111,652	183,406	183,979
Interest expense	13,624	18,054	25,946	41,343
Income before income taxes	82,044	93,598	157,460	142,636
(Benefit from) provision for income taxes	(116,300)	26,398	(95,721)	43,161
Net income	198,344	67,200	253,181	99,475
Less: income attributable to noncontrolling interest, net of taxes	6,559	8,808	14,606	13,448
Net income attributable to Colfax Corporation	191,785	58,392	238,575	86,027
Dividends on preferred stock	—	5,086	2,348	10,168
Preferred stock conversion inducement payment	—	—	19,565	—
Net income available to Colfax Corporation common shareholders	$191,785	$53,306	$216,662	$75,859
Net income per share- basic	$1.55	$0.53	$1.83	$0.75
Net income per share- diluted	$1.53	$0.52	$1.81	$0.74

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income	$198,344	$67,200	$253,181	$99,475
Other comprehensive income (loss):
Foreign currency translation, net of tax of $0, $(475), $0 and $(624)	46,531	(41,833)	40,882	(173,953)
Unrealized gain (loss) on hedging activities, net of tax of $258, $0, $125 and $(643)	3,292	(4,339)	3,124	3,425
Changes in deferred tax related to pension and other postretirement benefit cost	1,934	—	1,934	—
Amounts reclassified from Accumulated other comprehensive income (loss):
Net pension and other postretirement benefit cost, net of tax of $132, $213, $305 and $354	1,741	2,563	3,634	5,157
Other comprehensive income (loss)	53,498	(43,609)	49,574	(165,371)
Comprehensive income (loss)	251,842	23,591	302,755	(65,896)
Less: comprehensive income attributable to noncontrolling interest	8,691	222	13,510	950
Comprehensive income (loss) attributable to Colfax Corporation	$243,151	$23,369	$289,245	$(66,846)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	June 27, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333,969	$311,301
Trade receivables, less allowance for doubtful accounts of $29,056 and $31,282	1,152,915	1,029,718
Inventories, net	569,197	445,153
Other current assets	354,671	351,124
Total current assets	2,410,752	2,137,296
Property, plant and equipment, net	812,353	756,507
Goodwill	3,065,776	2,391,270
Intangible assets, net	1,162,006	832,553
Other assets	476,946	471,423
Total assets	$7,927,833	$6,589,049

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$60,411	$29,449
Accounts payable	826,395	862,125
Accrued liabilities	530,475	489,221
Total current liabilities	1,417,281	1,380,795
Long-term debt, less current portion	1,811,579	1,457,642
Other liabilities	1,049,567	1,009,489
Total liabilities	4,278,427	3,847,926
Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none and 13,877,552 issued and outstanding	—	14
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,671,171 and 101,921,613 issued and outstanding	124	102
Additional paid-in capital	3,173,873	2,541,005
Retained earnings	236,038	19,376
Accumulated other comprehensive income (loss)	4,070	(46,600)
Total Colfax Corporation equity	3,414,105	2,513,897
Noncontrolling interest	235,301	227,226
Total equity	3,649,406	2,741,123
Total liabilities and equity	$7,927,833	$6,589,049

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	Shares	$ Amount	Shares	$ Amount
Balance at January 1, 2014	101,921,613	$102	13,877,552	$14	$2,541,005	$19,376	$(46,600)	$227,226	$2,741,123
Net income	—	—	—	—	—	238,575	—	14,606	253,181
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(5,435)	(5,435)
Preferred stock dividend	—	—	—	—	—	(2,348)	—	—	(2,348)
Preferred stock conversion	12,173,291	12	(13,877,552)	(14)	2	(19,565)	—	—	(19,565)
Other comprehensive income (loss), net of tax of $(1.5) million	—	—	—	—	—	—	50,670	(1,096)	49,574
Common stock issuance, net of costs of $22.1 million	9,200,000	9	—	—	610,354	—	—	—	610,363
Common stock-based award activity	193,267	—	—	—	10,663	—	—	—	10,663
Contribution to defined benefit pension plan	183,000	1	—	—	11,849	—	—	—	11,850
Balance at June 27, 2014	123,671,171	$124	—	$—	$3,173,873	$236,038	$4,070	$235,301	$3,649,406

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 27, 2014	June 28, 2013

Cash flows from operating activities:
Net income	$253,181	$99,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	86,754	55,579
Stock-based compensation expense	8,362	6,147
Non-cash interest expense	4,574	10,187
Deferred income tax (benefit) provision	(152,208)	4,622
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(49,468)	(86,098)
Inventories, net	(19,620)	4,417
Accounts payable	(65,352)	35,599
Changes in other operating assets and liabilities	(26,765)	(44,246)
Net cash provided by operating activities	39,458	85,682

Cash flows from investing activities:
Purchases of fixed assets, net	(42,209)	(35,643)
Acquisition, net of cash acquired	(951,186)	—
Net cash used in investing activities	(993,395)	(35,643)

Cash flows from financing activities:
Borrowings under term credit facility	150,000	50,861
Payments under term credit facility	—	(274,695)
Proceeds from borrowings on revolving credit facilities	997,442	182,590
Repayments of borrowings on revolving credit facilities	(760,454)	(190,187)
Proceeds from issuance of common stock, net	612,663	322,812
Preferred stock conversion inducement payment	(19,565)	—
Payments of dividend on preferred stock	(3,853)	(10,168)
Other	(9,776)	(11,171)
Net cash provided by financing activities	966,457	70,042

Effect of foreign exchange rates on Cash and cash equivalents	10,148	(14,593)

Increase in Cash and cash equivalents	22,668	105,488
Cash and cash equivalents, beginning of period	311,301	482,449
Cash and cash equivalents, end of period	$333,969	$587,937

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

The Condensed Consolidated Balance Sheet as of December 31, 2013 is derived from the Company’s audited financial statements. During the three months ended June 27, 2014, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2013, primarily due to the Company’s valuation of specific items related to acquisitions that occurred in the three months ended December 31, 2013. See Note 3, “Acquisitions” for additional information regarding these adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), filed with the SEC on February 12, 2014.

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

In February 2014, the Venezuelan government introduced an additional auction-based  foreign exchange system (“SICAD II”) which began operating on March 24, 2014. As there are multiple legal mechanisms in Venezuela to exchange currency, the Company has determined the SICAD II to be the most appropriate rate with which to remeasure the Company’s Venezuelan operations. The adoption of the SICAD II resulted in an 87% devaluation relative to the U.S. dollar from the previously used official rate of 6.3 bolivar fuerte to the U.S. dollar. As of June 27, 2014 and for the three and six months ended June 27, 2014, the Company's Venezuelan operations represented less than 1% of the Company's Total assets and Net sales. The bolivar-denominated monetary net asset position, primarily related to cash and cash equivalents, was $0.8 million in the Condensed Consolidated Balance Sheet as of June 27, 2014. The change in exchange rates resulted in a foreign currency transaction loss of $6.3 million recognized in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2014.

The results of operations for the three and six months ended June 27, 2014 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740)” (“ASU No. 2013-11”). ASU No. 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a carryforward is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The adoption of ASU No. 2013-11 during the six months ended June 27, 2014 did not have a material impact on the Company’s Condensed Consolidated Balance Sheet. As of June 27, 2014, $32.5 million of

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

unrecognized tax benefit was presented as a reduction to the Company’s deferred tax asset, which is included in Other assets in the Condensed Consolidated Balance Sheet. As ASU No. 2013-11 was not adopted retrospectively, $9.2 million of unrecognized tax benefits are included in Other liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2013.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the requirements for reporting discontinued operations. Under ASU No. 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the entity’s operations and financial results.  Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will apply the provisions of ASU No. 2014-08 to future reporting of discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2016, and is to be applied retrospectively, or on a modified retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-09 on its Consolidated Financial Statements.

3. Acquisitions

Victor Technologies Holdings, Inc.

On April 14, 2014, Colfax completed the acquisition of the common stock of Victor Technologies Holdings, Inc. (“Victor”) for total net cash consideration of $951.2 million, including the assumption of debt, subject to certain adjustments (the “Victor Acquisition”). Victor is a global manufacturer of cutting, gas control and specialty welding solutions. The acquisition will complement the geographic footprint of our fabrication technology segment, as well as expand our product portfolio into new segments and applications.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Victor Acquisition. The amounts represent the Company’s best estimate of the aggregate fair value of the assets acquired and liabilities assumed. These amounts are based upon certain valuations, studies and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

April 14, 2014
(In thousands)
Trade receivables	$76,778
Inventories	112,277
Property, plant and equipment	59,273
Goodwill	619,862
Intangible assets	378,900
Accounts payable	(34,134)
Other assets and liabilities, net	(261,770)
Consideration, net of cash acquired	$951,186

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes Intangible assets acquired, excluding Goodwill, as of April 14, 2014:

	Intangible Asset (In thousands)	Weighted-Average Amortization Period (Years)

Customer relationships	$281,156	12.83
Acquired technology	18,602	10.00
Other intangible assets	25,842	9.35
Total amortizable intangible assets	$325,600	12.39
Trade names – indefinite life	$53,300	n/a

During the six months end June 27, 2014, the Company’s Consolidated Statement of Operations included $108.1 million and $7.5 million of Net sales and Net income, respectively, associated with the Victor Acquisition. In connection with the Victor Acquisition, the Company incurred advisory, legal, valuation and other professional service fees of $2.7 million included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and $2.7 million of termination payments to Victor executives included in Restructuring and other related charges in the Condensed Consolidated Statements of Operations for both the three and six months ended June 27, 2014.

Other

During the three months ended December 31, 2013, the Company completed four acquisitions: the global infrastructure and industry division of Fläkt Woods Group, Sistemas Centrales de Lubrication S.A. de C.V., ČKD Kompresory a.s., and certain business units of The New York Blower Company, including TLT-Babcock Inc. and Alphair Ventilating Systems Inc. These four acquisitions were accounted for using the acquisition method of accounting for which the Company is continuing to evaluate the fair value of the assets acquired and liabilities assumed during the measurement period, as certain valuations, studies and analyses are yet to be finalized. During the three months ended June 27, 2014, the Company retrospectively adjusted provisional amounts with respect to these four acquisitions that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments for the six months ended June 27, 2014 of $6.7 million increased the Goodwill balance.

4. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment, during the six months ended June 27, 2014:

	Gas and Fluid Handling	Fabrication Technology	Total
		(In thousands)
Balance, December 31, 2013	$1,513,772	$877,498	$2,391,270
Goodwill attributable to Victor Acquisition	—	619,862	619,862
Impact of foreign currency translation and other	26,969	27,675	54,644
Balance, June 27, 2014	$1,540,741	$1,525,035	$3,065,776

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the Intangible assets, excluding Goodwill:

	June 27, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$454,395	$—	$412,341	$—
Acquired customer relationships	624,977	(66,143)	353,337	(51,675)
Acquired technology	124,529	(24,775)	114,647	(22,757)
Acquired backlog	71,503	(67,803)	73,476	(65,919)
Other intangible assets	54,621	(9,298)	26,061	(6,958)
	$1,330,025	$(168,019)	$979,862	$(147,309)

See Note 3, “Acquisitions” for additional information regarding the activity in Goodwill and intangible assets associated with the Victor Acquisition.

During the six months ended June 27, 2014, an analysis was performed to evaluate certain long-lived and indefinite-lived intangible assets related to a specific operation within the gas- and fluid-handling segment due to the decision to substantially reduce its operations. The analysis determined the long-lived and indefinite-lived intangible assets, primarily consisting of trade names, acquired customer relationships, and acquired technology, were no longer recoverable based upon relief from royalty measurements and projected undiscounted net cash flows. The analysis resulted in a $12.1 million impairment loss, included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2014.

As of June 27, 2014, total amortization expense for amortizable intangible assets is expected to be $60.6 million, $69.3 million, $65.6 million, $61.6 million, $58.3 million and $55.0 million for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and 2019, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Net Income Per Share

Net income per share available to Colfax Corporation common shareholders was computed as follows:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands, except share data)
Computation of Net income per share - basic:
Net income available to Colfax Corporation common shareholders	$191,785	$53,306	$216,662	$75,859
Less: net income attributable to participating securities(1)	—	(845)	—	(3,740)
	$191,785	$52,461	$216,662	$72,119
Weighted-average shares of Common stock outstanding - basic	123,808,859	98,219,835	118,279,102	96,257,214
Net income per share - basic	$1.55	$0.53	$1.83	$0.75
Computation of Net income per share - diluted:
Net income available to Colfax Corporation common shareholders	$191,785	$53,306	$216,662	$75,859
Less: net income attributable to participating securities(1)	—	—	—	(3,740)
Add: dividends on preferred stock(1)	—	5,086	—	—
	$191,785	$58,392	$216,662	$72,119
Weighted-average shares of Common stock outstanding - basic	123,808,859	98,219,835	118,279,102	96,257,214
Net effect of potentially dilutive securities - stock options and restricted stock units	1,676,621	1,129,832	1,638,638	1,027,823
Net effect of potentially dilutive securities - convertible preferred stock(1)	—	12,173,291	—	—
Weighted-average shares of Common stock outstanding - diluted	125,485,480	111,522,958	119,917,740	97,285,037
Net income per share - diluted	$1.53	$0.52	$1.81	$0.74

(1) Net income per share - diluted for periods prior to April 23, 2013 was calculated consistently with the two-class method in accordance with GAAP as the outstanding shares of Series A Perpetual Convertible Preferred Stock were considered participating securities. Subsequent to April 23, 2013 and prior to February 12, 2014, Net income per share - diluted was calculated consistently with the if-converted method in accordance with GAAP until the outstanding shares of Series A Perpetual Convertible Preferred Stock were converted to Common stock. However, for the six months ended June 28, 2013, the calculation under this method was anti-dilutive. In addition, weighted-average shares outstanding - diluted for the six months ended June 27, 2014 excludes the weighted average effect of 2.8 million Common stock equivalents for the period from January 1, 2014 through February 12, 2014, as their inclusion would be anti-dilutive. See Note 7, “Equity” for further discussion of the Series A Perpetual Convertible Preferred Stock conversion.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 27, 2014 and June 28, 2013 excludes approximately 0.7 million and 0.5 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended June 27, 2014 and June 28, 2013 excludes approximately 0.6 million and 0.7 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6. Income Taxes

Income before income taxes was $82.0 million and $157.5 million and the Benefit from income taxes was $116.3 million and $95.7 million for the three and six months ended June 27, 2014, respectively. The Benefit from income taxes for both periods was impacted by the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future income. This reassessment resulted in a decrease in the Company’s valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for the three and six months ended June 27, 2014 of $113.1 million. Additionally, a tax benefit of $19.4 million was included in Benefit from income taxes in the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2014 associated with the resolution of a liability for unrecognized tax benefits. These items are the principal reasons for a tax benefit rather than a tax provision, which would result from the application of the U.S. federal statutory rate to the reported Income before income taxes for the three and six months ended June 27, 2014.

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

7. Equity

Common Stock

On January 15, 2014, the Company contributed 183,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan.

On February 20, 2014, the Company sold 9,200,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $632.5 million. In conjunction with this issuance, the Company recognized $22.1 million in equity issuance costs, which were recorded as a reduction to Additional paid-in capital during the six months ended June 27, 2014.

Preferred Stock

The Company entered into a Conversion Agreement with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of the Company’s Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Condensed Consolidated Statement of Operations for the six months ended June 27, 2014.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive income (loss) for the six months ended June 27, 2014 and June 28, 2013. All amounts are net of tax and noncontrolling interest.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Income (Loss) Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2014	$(159,795)	$127,604	$(14,409)	$(46,600)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	—	32,481	—	32,481
Gain on long-term intra-entity foreign currency transactions	—	9,531	—	9,531
Gain on net investment hedges	—	—	4,773	4,773
Unrealized loss on cash flow hedges	—	—	(1,683)	(1,683)
Other	1,934	—	—	1,934
Other comprehensive income before reclassifications	1,934	42,012	3,090	47,036
Amounts reclassified from Accumulated other comprehensive income (loss)	3,634	—	—	3,634
Net current period Other comprehensive income	5,568	42,012	3,090	50,670
Balance at June 27, 2014	$(154,227)	$169,616	$(11,319)	$4,070

	Accumulated Other Comprehensive Income (Loss) Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2013	$(247,332)	$104,718	$(3,980)	$(146,594)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	—	(154,230)	—	(154,230)
Loss on long-term intra-entity foreign currency transactions	—	(7,299)	—	(7,299)
Gain on net investment hedges	—	—	7,263	7,263
Unrealized loss on cash flow hedges	—	—	(3,764)	(3,764)
Other comprehensive (loss) income before reclassifications	—	(161,529)	3,499	(158,030)
Amounts reclassified from Accumulated other comprehensive income (loss)	5,157	—	—	5,157
Net current period Other comprehensive income (loss)	5,157	(161,529)	3,499	(152,873)
Balance at June 28, 2013	$(242,175)	$(56,811)	$(481)	$(299,467)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive income (loss) for the three and six months ended June 27, 2014 and June 28, 2013 is as follows:

	Three Months Ended June 27, 2014			Six Months Ended June 27, 2014
	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$1,811	$(132)	$1,679	$3,815	$(305)	$3,510
Amortization of prior service cost(1)	62	—	62	124	—	124
	$1,873	$(132)	$1,741	$3,939	$(305)	$3,634

	Three Months Ended June 28, 2013			Six Months Ended June 28, 2013
	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$2,714	$(213)	$2,501	$5,387	$(354)	$5,033
Amortization of prior service cost(1)	62	—	62	124	—	124
	$2,776	$(213)	$2,563	$5,511	$(354)	$5,157

(1) Included in the computation of net periodic benefit (income) cost. See Note 11, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

During the six months ended June 27, 2014 and June 28, 2013, Noncontrolling interest decreased by $1.1 million and $12.5 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

8. Inventories, Net

Inventories, net consisted of the following:

	June 27, 2014	December 31, 2013
	(In thousands)
Raw materials	$185,676	$145,689
Work in process	109,045	114,206
Finished goods	311,471	222,109
	606,192	482,004
Less: customer progress payments	(4,812)	(4,078)
Less: allowance for excess, slow-moving and obsolete inventory	(32,183)	(32,773)
Inventories, net	$569,197	$445,153

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Debt

Long-term debt consisted of the following:

	June 27, 2014	December 31, 2013
	(In thousands)
Term loans	$1,264,367	$1,115,238
Revolving credit facilities and other	607,623	371,853
Total Debt	1,871,990	1,487,091
Less: current portion	(60,411)	(29,449)
Long-term debt	$1,811,579	$1,457,642

The Company is party to a credit agreement by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, as amended (the “Deutsche Bank Credit Agreement”).

On May 14, 2014, the Company entered into an Incremental Amendment to the Term A-1 facility under the Deutsche Bank Credit Agreement, as amended. Pursuant to the Incremental Amendment, the borrowing capacity of the Term A-1 facility was increased by $150.0 million to an aggregate of $558.7 million, upon the same terms as the existing Term A-1 facility.

The Company had an original issue discount of $15.1 million and deferred financing fees of $11.5 million included in its Condensed Consolidated Balance Sheet as of June 27, 2014, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of June 27, 2014, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 1.69%, excluding accretion of original issue discount, and there was $319.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $699.7 million. Total letters of credit of $466.9 million were outstanding as of June 27, 2014.

As of June 27, 2014, the Company is in compliance with the covenants under the Deutsche Bank Credit Agreement.

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 27, 2014	December 31, 2013
	(In thousands)
Accrued payroll	$138,158	$136,645
Advance payment from customers	45,348	53,280
Accrued taxes and deferred tax liability - current portion	107,445	75,274
Accrued asbestos-related liability	54,335	51,142
Warranty liability - current portion	56,429	54,977
Accrued restructuring liability - current portion	11,427	12,856
Accrued third-party commissions	13,599	13,095
Other	103,734	91,952
Accrued liabilities	$530,475	$489,221

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	June 27, 2014	June 28, 2013
	(In thousands)
Warranty liability, beginning of period	$61,472	$40,437
Accrued warranty expense	10,978	9,095
Changes in estimates related to pre-existing warranties	(2,764)	(816)
Cost of warranty service work performed	(12,830)	(10,611)
Acquisitions	4,488	—
Foreign exchange translation effect	(296)	(1,142)
Warranty liability, end of period	$61,048	$36,963

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company.

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 27, 2014
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,638	$5,010	$(4,901)	$(23)	$3,724
Facility closure costs(2)	756	2,447	(1,931)	(7)	1,265
	4,394	7,457	(6,832)	(30)	4,989
Non-cash impairment		2,081
		9,538
Fabrication Technology:
Termination benefits(1)	7,033	9,918	(10,924)	(91)	5,936
Facility closure costs(2)	1,429	330	(1,254)	(2)	503
	8,462	10,248	(12,178)	(93)	6,439
Corporate and Other:
Facility closure costs(2)	1,259	—	(170)	32	1,121
	1,259	—	(170)	32	1,121
	$14,115	$17,705	$(19,180)	$(91)	$12,549
Non-cash impairment		2,081
		$19,786

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
(3) As of June 27, 2014, $11.4 million and $1.1 million of the Company’s restructuring liability was included in Accrued liabilities and
Other liabilities, respectively.

The Company expects to incur Restructuring and other related charges of approximately $40 million during the remainder of 2014 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$—	$—	$—	$—
Interest cost	4,766	4,450	9,322	8,774
Expected return on plan assets	(6,119)	(6,228)	(11,934)	(12,419)
Amortization	1,298	1,963	2,596	3,927
Net periodic benefit (income) cost	$(55)	$185	$(16)	$282

Pension Benefits-Non U.S. Plans:
Service cost	$1,015	$862	$1,912	$1,822
Interest cost	12,681	11,498	25,087	22,204
Expected return on plan assets	(10,914)	(8,669)	(21,643)	(16,490)
Amortization	465	636	1,123	1,231
Net periodic benefit cost	$3,247	$4,327	$6,479	$8,767

Other Post-Retirement Benefits:
Service cost	$39	$45	$73	$90
Interest cost	285	268	583	502
Amortization	110	177	220	353
Net periodic benefit cost	$434	$490	$876	$945

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.9 billion and $1.5 billion as of June 27, 2014 and December 31, 2013, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	June 27, 2014
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$43,488	$—	$—	$43,488
Foreign currency contracts related to sales - designated as hedges	—	9,195	—	9,195
Foreign currency contracts related to sales - not designated as hedges	—	1,110	—	1,110
Foreign currency contracts related to purchases - designated as hedges	—	507	—	507
Foreign currency contracts related to purchases - not designated as hedges	—	390	—	390
Deferred compensation plans	—	2,738	—	2,738
	$43,488	$13,940	$—	$57,428

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$400	$—	$400
Foreign currency contracts related to sales - not designated as hedges	—	1,128	—	1,128
Foreign currency contracts related to purchases - designated as hedges	—	1,131	—	1,131
Foreign currency contracts related to purchases - not designated as hedges	—	1,539	—	1,539
Deferred compensation plans	—	2,738	—	2,738
Liability for contingent payments	—	—	2,857	2,857
	$—	$6,936	$2,857	$9,793

	December 31, 2013
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,032	$—	$—	$22,032
Foreign currency contracts related to sales - designated as hedges	—	11,241	—	11,241
Foreign currency contracts related to sales - not designated as hedges	—	3,642	—	3,642
Foreign currency contracts related to purchases - designated as hedges	—	428	—	428
Foreign currency contracts related to purchases - not designated as hedges	—	2,543	—	2,543
Deferred compensation plans	—	2,414	—	2,414
	$22,032	$20,268	$—	$42,300

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,126	$—	$1,126
Foreign currency contracts related to sales - not designated as hedges	—	3,625	—	3,625
Foreign currency contracts related to purchases - designated as hedges	—	742	—	742
Foreign currency contracts related to purchases - not designated as hedges	—	846	—	846
Deferred compensation plans	—	2,414	—	2,414
Liability for contingent payments	—	—	6,176	6,176
	$—	$8,753	$6,176	$14,929

There were no transfers in or out of Level One, Two or Three during the six months ended June 27, 2014.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of June 27, 2014 and December 31, 2013, the Company had foreign currency contracts with the following notional values:

	June 27, 2014	December 31, 2013
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$194,193	$244,755
Foreign currency contracts sold - designated as hedges	213,076	206,220
Foreign currency contracts purchased - not designated as hedges	111,027	273,714
Foreign currency contracts purchased - designated as hedges	60,246	46,728
Total foreign currency derivatives	$578,542	$771,417

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	$230	$407	$(1,158)	$(590)
Realized gain (loss)	554	386	(255)	(3,471)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized gain (loss)	356	(110)	(249)	(1,053)
Realized (loss) gain	(329)	(160)	108	1,501
Unrealized gain (loss) on net investment hedges	2,788	(4,204)	4,773	7,263
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	133	(1,733)	(36)	(489)
Realized (loss) gain	(763)	440	(1,714)	(1,972)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(1,762)	1,777	(2,457)	867
Realized gain (loss)	424	(1,028)	1,774	506

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisitions of COT-Puritech, Inc. (“COT-Puritech”) in December 2011 and Clarus Fluid Intelligence, LLC in July 2013, which are subject to the achievement of certain performance goals.The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections. During the six months ended June 27, 2014, the Company made the final cash payment, totaling $3.5 million, to settle the COT-Puritech contingent payment liability.

A summary of activity in the Company’s liability for contingent payments during the six months ended June 27, 2014 is as follows:

(In thousands)
Balance at January 1, 2014	$6,176
Interest accretion	181
Cash payment	(3,500)
Balance at June 27, 2014	$2,857

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Six Months Ended
	June 27, 2014	June 28, 2013
	(Number of claims)
Claims unresolved, beginning of period	22,393	23,523
Claims filed(2)	2,339	2,298
Claims resolved(3)	(2,210)	(3,188)
Claims unresolved, end of period	22,522	22,633

(1) Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	June 27, 2014	December 31, 2013
	(In thousands)
Current asbestos insurance asset(1)	$33,690	$32,872
Current asbestos insurance receivable(1)	44,643	41,943
Long-term asbestos insurance asset(2)	284,591	299,057
Long-term asbestos insurance receivable(2)	36,264	21,411
Accrued asbestos liability(3)	54,335	51,142
Long-term asbestos liability(4)	343,076	358,288

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

Other Litigation Matters

In March 2014, two alleged stockholders of the Company filed derivative complaints against our directors, the BDT Investor and BDT Capital Partners, LLC in the Court of Chancery of the State of Delaware alleging that the individual defendants engaged in waste and breached their fiduciary duties in connection with the cash payment and conversion pursuant to the Conversion Agreement. The complaints also allege claims against the BDT Investor and BDT Capital Partners, LLC for unjust enrichment and aiding and abetting the individual defendants’ alleged breaches of fiduciary duty. The complaints, which have been consolidated, seek compensatory damages plus interest, and an award of attorneys’ fees and expenses to the plaintiffs. After defendants answered

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the consolidated complaint, denying all material allegations of wrongdoing, the plaintiffs amended it to dismiss certain of their claims relating to breach of fiduciary duties. Defendants have moved to dismiss the new consolidated complaint. The litigation is in an early stage and is not currently expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company and the defendants intend to continue to vigorously defend against the claims.

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

14. Segment Information

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands)
Net sales:
Gas and fluid handling	$568,940	$516,763	$1,142,889	$941,868
Fabrication technology	630,396	557,355	1,110,778	1,079,393
	$1,199,336	$1,074,118	$2,253,667	$2,021,261
Segment operating income (loss)(1):
Gas and fluid handling	$45,690	$69,440	$101,688	$111,928
Fabrication technology	77,088	59,427	130,951	103,895
Corporate and other	(13,636)	(12,738)	(29,447)	(23,153)
	$109,142	$116,129	$203,192	$192,670

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands)
Income before income taxes	$82,044	$93,598	$157,460	$142,636
Interest expense	13,624	18,054	25,946	41,343
Restructuring and other related charges	13,474	4,477	19,786	8,691
Segment operating income	$109,142	$116,129	$203,192	$192,670

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In thousands)
Gas handling	$401,011	$352,084	$825,178	$627,531
Fluid handling	167,929	164,679	317,711	314,337
Welding and cutting	630,396	557,355	1,110,778	1,079,393
Total Net sales	$1,199,336	$1,074,118	$2,253,667	$2,021,261

The detail of the Company’s Total assets by segment is as follows:

	June 27, 2014	December 31, 2013
	(In thousands)
Total Assets:
Gas and fluid handling	$3,979,138	$4,014,002
Fabrication technology	3,916,170	2,526,245
Corporate and other	32,525	48,802
	$7,927,833	$6,589,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2014 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2014.

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

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the second quarter and six months ended June 27, 2014 to the comparable 2013 period is affected by the following additional significant items:

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

On September 30, 2013, the Company completed the acquisitions of TLT-Babcock Inc. (“TLT-Babcock”) and Alphair Ventilating Systems Inc. (“Alphair”), for an aggregate purchase price of $55.7 million. TLT-Babcock and Alphair are suppliers of heavy duty and industrial fans in Akron, Ohio and Winnipeg, Manitoba, respectively.

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

Fabrication Technology

On April 14, 2014, Colfax completed the acquisition of Victor Technologies Holdings, Inc. ("Victor") for net cash consideration of $951.2 million, including the assumption of debt, subject to certain adjustments (the “Victor Acquisition”). Victor is a pre-eminent global manufacturer of cutting, gas control and specialty welding solutions. The acquisition will complement the geographic footprint of our fabrication technology segment, as well as expand our product portfolio into new segments and applications. For the year ended December 31, 2013, Victor had net sales and operating income of $486.8 million and $64.0 million, respectively.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 74% and 77% for the three and six months ended June 27, 2014, respectively, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August holiday season. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales increased from Net sales of $1,074.1 million in the second quarter of 2013 to $1,199.3 million in the second quarter of 2014. Our Net sales increased from Net sales of $2,021.3 million in the six months ended June 28, 2013 to $2,253.7 million in the six months ended June 27, 2014. The following tables present components of our consolidated Net sales and, for our gas- and fluid-handling segment, order and backlog growth:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
For the three months ended June 28, 2013	$1,074.1		$478.2
Components of Change:
Existing businesses(2)	(53.5)	(5.0)%	22.2	4.6%
Acquisitions(3)	192.3	17.9%	89.5	18.7%
Foreign currency translation(4)	(13.6)	(1.2)%	3.9	0.9%
	125.2	11.7%	115.6	24.2%
For the three months ended June 27, 2014	$1,199.3		$593.8

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the six months ended June 28, 2013	$2,021.3		$980.3		$1,388.4
Components of Change:
Existing businesses(2)	—	—%	33.3	3.4%	(39.9)	(2.9)%
Acquisitions(3)	277.4	13.7%	161.6	16.5%	232.9	16.8%
Foreign currency translation(4)	(45.0)	(2.2)%	2.0	0.2%	3.4	0.2%
	232.4	11.5%	196.9	20.1%	196.4	14.1%
As of and for the six months ended June 27, 2014	$2,253.7		$1,177.2		$1,584.8

(1) Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling operating segment.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3) Represents the incremental sales, orders and order backlog as a result of our acquisitions of Clarus, TLT-Babcock and Alphair, ČKDK, Sicelub and GII and incremental sales as a result of the Victor Acquisition.
(4) Represents the difference between prior year sales, orders and order backlog valued at the actual prior year foreign exchange rates and prior year sales, orders and order backlog valued at current year foreign exchange rates.

The decrease in Net sales from existing businesses during the second quarter of 2014 compared to the second quarter of 2013 was attributable to a decrease of $36.2 million in our gas- and fluid-handling segment and a decrease of $17.3 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during the second quarter of 2014 in comparison to the second quarter of 2013 due to growth in the marine, mining and general industrial and other end markets, partially offset by declines in the oil, gas and petrochemical and power generation end markets. The decline in orders from existing businesses in the power generation end market during the second quarter of 2014 in comparison to the second quarter of 2013 was primarily driven by a reduction in orders in China for environmental remediation products.

Net sales from existing businesses during the six months ended June 27, 2014 remained consistent with the six months ended June 28, 2013 due to an increase of $30.2 million in our gas- and fluid-handling segment being offset by a decrease of $30.2 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during the six months ended June 27, 2014 in comparison to the six months ended June 28, 2013 due to growth in all end markets except oil, gas and petrochemical.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In millions)
Gas and Fluid Handling	$568.9	$516.8	$1,142.9	$941.9
Fabrication Technology	630.4	557.3	1,110.8	1,079.4
Total Net sales	$1,199.3	$1,074.1	$2,253.7	$2,021.3

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Dollars in millions)
Net sales	$568.9	$516.8	$1,142.9	$941.9
Gross profit	172.7	159.0	335.2	286.0
Gross profit margin	30.4%	30.8%	29.3%	30.4%
Restructuring and other related charges	$6.6	$0.2	$9.5	$1.5
Selling, general and administrative expense	127.1	89.5	233.6	174.0
Selling, general and administrative expense as a percentage of Net sales	22.3%	17.3%	20.4%	18.5%
Segment operating income	$45.7	$69.4	$101.7	$111.9
Segment operating income margin	8.0%	13.4%	8.9%	11.9%

The $36.2 million Net sales decrease due to existing businesses during the second quarter of 2014 in comparison to the second quarter of 2013, as discussed and defined under “Sales, Orders and Backlog” above, was primarily due to declines in the power generation and oil, gas and petrochemical end markets. Additionally, Net sales increased by $84.2 million and $4.1 million due to acquisition-related growth and changes in foreign exchange rates, respectively. Gross profit increased in the second quarter of 2014 reflecting the impact of acquisitions, which have a lower average gross profit margin and resulted in a reduction of total gross profit margin in the segment for the quarter. Additionally, improvements to gross profit margin in our gas-handling business were offset by issues in our fluid-handling business. The issues in our fluid-handling business during the second quarter of 2014 included losses incurred in our services business, which historically has achieved relatively high margins, as increased costs did not provide the planned revenue increase. Also, our fluid-handling business was negatively impacted by a decline in sales and gross margins in our fluid-handling systems assembly operations and several specific pump projects that were shipped during the second quarter of 2014 at negative margins. Restructuring and other related charges increased compared to the second quarter of 2013 primarily due to an increase in restructuring actions to reduce the structural costs associated with the acquisitions during the fourth quarter of 2013. Selling, general and administrative expense for the second quarter of 2014 increased compared to the second quarter of 2013 as a result of an increase of $21.7 million due to acquisitions, a $12.1 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $1.3 million loss from the use of the SICAD II exchange rate at our Venezuelan fluid-handling business.

The $30.2 million Net sales increase due to existing businesses during the six months ended June 27, 2014 in comparison to the six months ended June 28, 2013, as discussed and defined under “Sales, Orders and Backlog” above, was primarily due to growth in gas-handling products and in all end markets except mining and oil, gas and petrochemical. Additionally, Net sales increased by $169.3 million and $1.5 million due to acquisition-related growth and changes in foreign exchange rates, respectively. Gross profit increased in the six months ended June 27, 2014 reflecting the impact of acquisitions, which have a lower average gross profit margin and resulted in a reduction of total gross profit margin in the segment for the period. Additionally, improvements to gross profit margin in our gas-handling business were offset by issues in our fluid-handling business. The issues in our fluid-handling business during the six months ended June 27, 2014 included losses incurred in our services business, which historically has achieved relatively high margins, as increased costs did not provide the planned revenue increase. Also, our fluid-handling business was negatively impacted by a decline in sales and gross margins in our fluid-handling systems assembly operations and several specific pump projects that were shipped during the six months ended June 27, 2014 at negative margins. Restructuring and other related charges increased compared to the six months ended June 28, 2013 primarily due to an increase in restructuring actions to reduce the structural costs associated with the acquisitions during the fourth quarter of 2013. Selling, general and administrative expense for the six months ended June 27, 2014 increased compared to the six months ended June 28, 2013 as a result of an increase of $39.5 million due to acquisitions, a $12.1 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $1.3 million loss from the use of the SICAD II exchange rate at our Venezuelan fluid-handling business.

Fabrication Technology

We formulate, develop, manufacture and supply equipment and consumable products for use in the cutting and joining of steels, aluminum and other metals and metal alloys. Our fabrication technology products are marketed under several brand names, most notably ESAB and Victor, which we believe are well known in the international cutting and welding industry.  Our fabrication technology equipment ranges from portable units to large custom-engineered systems. Our comprehensive range of cutting and welding consumables includes filler metals and related products, such as covered electrodes, cored and solid wires and fluxes, as well as various other products used in welding and cutting processes, such as gas equipment, torches, and contact tips. Products are sold into a wide range of end markets, including wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Dollars in millions)
Net sales	$630.4	$557.3	$1,110.8	$1,079.4
Gross profit	215.5	178.8	378.6	342.5
Gross profit margin	34.2%	32.1%	34.1%	31.7%
Restructuring and other related charges	$6.8	$4.3	$10.2	$7.2
Selling, general and administrative expense	138.3	119.5	247.6	238.7
Selling, general and administrative expense as a percentage of Net sales	21.9%	21.4%	22.3%	22.1%
Segment operating income	$77.1	$59.4	$131.0	$103.9
Segment operating income margin	12.2%	10.7%	11.8%	9.6%

The $73.1 million Net sales increase during the second quarter of 2014 compared to the second quarter of 2013 was primarily the result of acquisition-related growth of $108.1 million. In addition, changes in foreign exchange rates had a negative impact of $17.7 million. The $17.3 million Net sales decline due to existing businesses during the second quarter of 2014, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of a decrease in consumable volumes in South America. In the second quarter of 2014, Gross profit and gross profit margin increased reflecting the positive impact of higher volumes and cost control activities. Additionally, Gross profit and gross profit margin during the second quarter of 2014 were positively impacted by the higher gross margin sales of Victor, which were partially offset by acquisition-related inventory step up expense. The increase in Selling, general and administrative expense during the second quarter of 2014 compared to the second quarter of 2013 was primarily due to an acquisition-related increase of $27.1 million and a $5.0 million loss from the use of the SICAD II exchange rate at our Venezuelan fabrication technology business, partially offset by significant cost control activities.

The $31.4 million Net sales increase during the six months ended June 27, 2014 compared to the six months ended June 28, 2013 was primarily the result of acquisition-related growth of $108.1 million, partially offset by changes in foreign exchange rates which had a negative impact of $46.5 million. The $30.2 million Net sales decline due to existing businesses during the six months ended June 27, 2014 in comparison to the six months ended June 28, 2013, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of decreases in consumable volumes in most geographies. In the six months ended June 27, 2014, Gross profit and gross profit margin increased reflecting the positive impact of higher volumes and cost control activities. Additionally, Gross profit and gross profit margin during the six months ended June 27, 2014 were positively impacted by the higher gross margin sales of Victor, which were partially offset by acquisition-related inventory step up expense. The increase in Selling, general and administrative expense during the six months ended June 27, 2014 compared to the six months ended June 28, 2013 was primarily due to an acquisition-related increase of $27.1 million and a $5.0 million loss from the use of the SICAD II exchange rate at our Venezuelan fabrication technology business, partially offset by significant cost control activities.

Gross Profit - Total Company

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Dollars in millions)
Gross profit	$388.2	$337.8	$713.8	$628.5
Gross profit margin	32.4%	31.5%	31.7%	31.1%

The $50.4 million increase in Gross profit during the second quarter of 2014 in comparison to the second quarter of 2013 was attributable to increases of $36.7 million and $13.7 million in our fabrication technology segment and gas- and fluid-handling segment, respectively. The $85.3 million increase in Gross profit during the six months ended June 27, 2014 in comparison to the six months ended June 28, 2013 was attributable to increases of $49.2 million and $36.1 million in our gas- and fluid-handling segment and our fabrication technology segment, respectively. The increase in gross profit margin in our fabrication technology segment during second quarter and six months ended June 27, 2014 in comparison to the comparable prior year period reflects the positive impact of higher volumes and cost control activities. Additionally, our fabrication technology segment was also positively impacted during the second quarter of 2014 by the higher gross margin sales of Victor, which were partially offset by acquisition-related inventory step up expense. The increase in Gross profit in our gas- and fluid-handling segment during the second quarter and six months ended June 27, 2014 in comparison to the comparable prior year period reflects the impact of acquisitions, which have a lower average gross profit margin resulting in a reduction of total gross profit margin in the segment for the quarter. Additionally, improvements to gross profit margin in our gas-handling business were offset by issues in our fluid-handling business. Changes in foreign exchange rates during the second quarter of 2014 had a $3.4 million negative impact on Gross profit in comparison to the second quarter of 2013. Changes in foreign exchange rates during the six months ended June 27, 2014 had an $11.8 million negative impact on Gross profit in comparison to the six months ended June 28, 2013.

Operating Expenses - Total Company

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(Dollars in millions)
Selling, general and administrative expense	$279.0	$221.7	$510.6	$435.9
Selling, general and administrative expense as a percentage of Net sales	23.3%	20.6%	22.7%	21.6%
Restructuring and other related charges	$13.5	$4.5	$19.8	$8.7

Selling, general and administrative expense increased $57.3 million and $74.7 million during the second quarter and six months ended June 27, 2014, respectively, in comparison to the comparable 2013 periods primarily due to increases of $48.8 million and $66.6 million attributable to the addition of the operations associated with the Victor Acquisition and the gas- and fluid-handling acquisitions during 2013 for the second quarter and six months ended June 27, 2014, respectively. Additionally, Selling, general and administrative expense for both the second quarter and six months ended June 27, 2014 were impacted by a $12.1 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $6.3 million loss from the use of the SICAD II exchange rate at our Venezuelan businesses, partially offset by significant cost saving programs in our fabrication technology segment.

Interest Expense - Total Company

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(In millions)
Interest expense	$13.6	$18.1	$25.9	$41.3

The decrease in Interest expense during the second quarter of 2014 in comparison to the second quarter of 2013 period was primarily attributable to the favorable impact of lower borrowing rates associated with the amendments to the Deutsche Bank Credit Agreement during 2013, which reduced Interest expense by approximately $3.7 million. The impact on Interest expense of the increase in outstanding borrowing levels was offset by the decrease in amortization expense due to the write-off of $29.4 million of certain deferred fees and original issue discount associated with the amendments to the Deutsche Bank Credit Agreement during 2013.

The decrease in Interest expense during the six months ended June 27, 2014 in comparison to the comparable 2013 period was primarily attributable to the favorable impact of lower borrowing rates associated with the amendments to the Deutsche Bank Credit Agreement during 2013, which reduced Interest expense by approximately $6.4 million, and lower weighted-average outstanding borrowing levels, which reduced Interest expense by approximately $3.9 million (including the impact of lower amortization expense due to the write-off of $29.4 million of certain deferred fees and original issue discount associated with the amendments to the Deutsche Bank Credit Agreement during 2013). In addition, Interest expense during the six months ended June 28, 2013 included $3.1 million of charges related to the Second Amendment to the Deutsche Bank Credit Agreement on February 22, 2013.

(Benefit from) Provision for Income Taxes - Total Company

Income before income taxes was $82.0 million and $157.5 million and the Benefit from income taxes was $116.3 million and $95.7 million for the second quarter and six months ended June 27, 2014, respectively. The Benefit from income taxes for both periods was impacted by the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future income. This reassessment resulted in a decrease in the Company’s valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for the second quarter and six months ended June 27, 2014 of $113.1 million. Additionally, a tax benefit of $19.4 million was included in Benefit from income taxes in the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2014 associated with the resolution of a liability for unrecognized tax benefits. These items are the principal reasons for a tax benefit rather than a tax provision, which would result from the application of the U.S. federal statutory rate to the reported Income before income taxes for the second quarter and six months ended June 27, 2014.

The effective tax rate for the second quarter of 2013 was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates were lower than the U.S. tax rate and due to the resolution of a liability for unrecognized tax benefits which resulted in a gain of $2.3 million, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2013.

The effective tax rate for the six months ended June 28, 2013 was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates were lower than the U.S. tax rate and due to the resolution of a liability for unrecognized tax benefits which resulted in a gain of $2.3 million, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2013.

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

We entered into a Conversion Agreement with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), pursuant to which the BDT Investor exercised its option to convert its 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of our Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, we paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Condensed Consolidated Statement of Operations for the six months ended June 27, 2014.

On February 20, 2014, we sold 9,200,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $632.5 million. In conjunction with this issuance, we recognized $22.1 million in equity issuance costs, which were recorded as a reduction to Additional paid-in capital during the six months ended June 27, 2014.

Borrowing Arrangements

On May 14, 2014, we entered into an Incremental Amendment to the Term A-1 facility under the Deutsche Bank Credit Agreement, as amended. Pursuant to the Incremental Amendment, the borrowing capacity of the Term A-1 facility was increased by $150.0 million to an aggregate of $558.7 million, upon the same terms as the existing Term A-1 facility.

As of June 27, 2014, the weighted-average interest rate of borrowings under the Deutsche Bank Credit Agreement, as amended, was 1.69%, excluding accretion of original issue discount, and there was $319.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $699.7 million. Total letters of credit of $466.9 million were outstanding as of June 27, 2014.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.75 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.50 to 1.0, measured at the end of each quarter, through the year ending December 31, 2014. The minimum interest coverage ratio increases by 25 basis points each year until it reaches 3.0 to 1.0 for the year ending December 31, 2016 and each year thereafter. The maximum total leverage ratio decreases by 25 basis points each year until it reaches 4.25 to 1.0 for the year ending December 31, 2016 and each year thereafter. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. The Company is in compliance with all such covenants as of June 27, 2014. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of June 27, 2014, we had $334.0 million of Cash and cash equivalents, an increase of $22.7 million from $311.3 million as of December 31, 2013. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	June 27, 2014	June 28, 2013
	(In millions)
Net cash provided by operating activities	$39.5	$85.7
Purchases of fixed assets, net	(42.2)	(35.6)
Acquisition, net of cash acquired	(951.2)	—
Net cash used in investing activities	(993.4)	(35.6)
Proceeds from (repayments of) borrowings, net	387.0	(231.4)
Proceeds from issuance of common stock, net	612.7	322.8
Preferred stock conversion inducement payment	(19.6)	—
Other	(13.6)	(21.4)
Net cash provided by financing activities	966.5	70.0
Effect of foreign exchange rates on Cash and cash equivalents	10.1	(14.6)
Increase in Cash and cash equivalents	$22.7	$105.5

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $22.0 million and $26.8 million during the six months ended June 27, 2014 and six months ended June 28, 2013, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended June 27, 2014 and six months ended June 28, 2013, cash contributions for defined benefit plans were $38.0 million and $26.5 million, respectively.

•	During the six months ended June 27, 2014 and six months ended June 28, 2013, cash payments of $19.2 million and $20.8 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the six months ended June 27, 2014, net working capital increased by $134.4 million, primarily due to a decrease in payables as well as increases in inventory and receivable levels, which reduced our cash flows from operating activities. While increased working capital in the first half of the year is in line with seasonal trends, the 2014 increase was much higher than normal. The principal contributors to this higher than normal increase were the reduction in payables from high levels at year-end and significant costs in excess of billings on long-term contracts as of June 27, 2014. During the six months ended June 28, 2013, net working capital increased, primarily due to an increase in receivables partially offset by an increase in payables and a decrease in inventory levels, which reduced our cash flows from operating activities.

Cash flows from investing activities during the six months ended June 27, 2014 were impacted by the net cash outflows of $951.2 million associated with the Victor Acquisition.
Cash flows from financing activities for the six months ended June 27, 2014 were impacted by the Victor Acquisition. The Victor Acquisition was funded through net proceeds of $610.4 million from the sale of newly issued Common stock and $340.8 million of borrowings under our Deutsche Bank Credit Agreement. Cash flows from financing activities during the six months ended June 27, 2014 were also impacted by the conversion of the Series A Perpetual Convertible Preferred Stock further discussed above under “—Equity Capital.”

Cash flows from financing activities during the six months ended June 28, 2013 were impacted by the Second Amendment to the Deutsche Bank Credit Agreement and the May 2013 sale of newly issued Common stock, which generated $319.9 million of cash inflows from financing activities.

Our Cash and cash equivalents as of June 27, 2014 includes $306.7 million held in jurisdictions outside the U.S., which may be subject to U.S. income tax if repatriated into the U.S. and other restrictions.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, substantially all of our borrowings as of June 27, 2014 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the second quarter and six months ended June 27, 2014 would have increased Interest expense by approximately $4.3 million and $7.6 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the second quarter and six months ended June 27, 2014, approximately 74% and 77% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Deutsche Bank Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive income (loss) component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of June 27, 2014 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $160 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of June 27, 2014, our open commodity futures contracts were not material.

See Note 12, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 27, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 13, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.01***	Amendment No. 1 to Executive Employment Agreement, dated April 28, 2014, between Steven E. Simms and Colfax Corporation.

10.02****
Incremental Amendment, dated May 14, 2014, by and among Colfax Corporation, the other subsidiaries of Colfax Corporation party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
**	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 13, 2008.
***	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 28, 2014.
****	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:     Colfax Corporation

By:

/s/ STEVEN E. SIMMS     President and Chief Executive Officer
Steven E. Simms        (Principal Executive Officer)            July 25, 2014

/s/ C. SCOTT BRANNAN     Senior Vice President, Finance,
C. Scott Brannan        Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)        July 25, 2014