Form 10-K
period 2014-12-31
Colfax CORP
filed 2015-02-17
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission File No. 001-34045
_________________________
COLFAX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	54-1887631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

420 National Business Parkway, 5th Floor	20701
Annapolis Junction, Maryland	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on June 27, 2014 was $6.280 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 2, 2015, the number of shares of the Registrant’s common stock outstanding was 123,760,391.
EXHIBIT INDEX APPEARS ON PAGE

96

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2015 proxy statement specifically incorporated herein by reference, the 2015 proxy statement is not deemed to be filed as part of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

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

On January 13, 2012, we closed the acquisition of Charter International plc (“Charter”) (the “Charter Acquisition”), which transformed Colfax from a fluid-handling business into a multi-platform enterprise with a broad global footprint. This acquisition provided an additional growth platform in the fragmented fabrication technology industry, while broadening the scope of our fluid-handling platform to include air- and gas-handling products.

Following the Charter Acquisition, we completed the following additional acquisitions that we expect will grow and strengthen our business:

Gas and Fluid Handling

In September 2012, we acquired Co-Vent Group Inc. (“Co-Vent”), a leading supplier of industrial fans based in Quebec, Canada.
In July 2013, we acquired Clarus Fluid Intelligence, LLC (“Clarus”), a domestic supplier of flushing services for marine applications primarily to U.S. government agencies, with primary operations in Bellingham, Washington.

In September 2013, we acquired certain business units of The New York Blower Company, including TLT-Babcock Inc. (“TLT-Babcock”) and Alphair Ventilating Systems Inc. (“Alphair”), suppliers of heavy duty and industrial fans in Akron, Ohio and Winnipeg, Manitoba, respectively.

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

In May 2014, we acquired the remaining ownership of Howden Thomassen Middle East FCZO (“Howden Middle East”), increasing our ownership from 90% to 100%.

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
In April 2014, we acquired Victor Technologies Holdings, Inc. (“Victor”), a global manufacturer of cutting, gas control and specialty welding solutions (the “Victor Acquisition”).
In July 2014, we acquired the remaining ownership of ESAB-SVEL (“Svel”), increasing our ownership from 51% to 100%.
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

Reportable Segments

We report our operations through the gas- and fluid-handling and fabrication technology segments. For certain financial information, including Net sales and long-lived assets by geographic area, see Note 16, “Segment Information” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

Gas and Fluid Handling

Our gas- and fluid-handling segment is a global supplier of a broad range of products, including heavy-duty centrifugal and axial fans, rotary heat exchangers, gas compressors, pumps, fluid-handling systems and controls and specialty valves, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets.

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

Fans

Howden fans primarily consist of heavy-duty axial, centrifugal and industrial cooling fans. Axial fans include non-variable pitch, variable pitch, OEM and mixed flow axial fans. Centrifugal fans consist of custom engineered, pre-engineered and OEM centrifugal fans. Ranging in diameter from 200mm to over 5m, and with a variety of impeller designs, control systems and layout options, our comprehensive series of axial and centrifugal fans satisfy virtually all industrial applications. Howden industrial cooling fans are designed for cooling towers, heat exchangers and steam condensers. They range in size from fans for packaged cooling systems to fans up to 25m diameter for cooling towers. Each of our cooling fan designs has its own unique characteristics in terms of efficiency, noise levels and application. We have developed our cooling fans over the last 50 years, and we believe that we offer the most reliable and quietest cooling fans available. We have fans operating in over 90 countries in a wide range of applications and uses that require the movement of large volumes of air in harsh applications, including the world’s largest power stations and latest high-speed locomotives. We believe that the experience gained from our wide range of applications is beneficial to our global engineers in meeting customer specifications.

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

Rotary Heat Exchangers

Rotary regenerative heat exchangers provide a compact, cost effective and reliable solution for heat recovery in power plant and flue gas desulfurization systems. With over 80 years of experience, Howden supplies highly efficient and reliable air preheaters for power boiler applications, rotary regenerative heat exchangers and replacement element baskets for rotary regenerative heat exchangers.

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

Fluid-Handling Systems

We manufacture complete fluid-handling systems used primarily in the oil and gas, power generation, commercial marine and global defense markets. We offer turnkey systems and support, including design, manufacture, installation, commission and service. Our systems include:

•	lubrication systems, which are used in rotating equipment in oil refineries and other process industries;

•	custom designed packages used in crude oil pipeline applications;

•	lubrication and fuel forwarding systems used in power generation turbines; and

•	complete packages for commercial marine engine rooms.

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

Reliability Services

Our reliability services offering provides lubrication system equipment and services to customers in end markets where lubrication system performance is critical, including: petroleum refining, petrochemical production, natural gas transmission, power generation, and military and commercial marine vessels. Our products include LubriMist® oil mist generators, Mistlock™ bearing lubrication cartridges and ThermoJet® oil purifiers. Our services include high velocity oil flushing, leakage oil reclamation and condition monitoring. We sell lubrication equipment globally, and provide reliability services primarily in North and South America.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. For the year ended December 31, 2014, welding consumables represented approximately 35% of our total Net sales. Our fabrication technology products are marketed under several brand names, most notably ESAB and Victor, which we believe are well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. The Victor Acquisition complemented the geographic footprint of our fabrication technology segment and expanded our cutting equipment and consumables, gas control and specialty welding product lines. Products are sold into a wide range of end markets, including oil & gas, power generation, wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

Many of our fabrication technology manufacturing facilities are located in low cost locations, in particular Central and Eastern Europe, South America and Asia. Our fabrication technology products are sold both through independent distributors and direct salespeople, depending on geography and end market.

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

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our exposure to developing economies will provide additional opportunities for growth in the future. Our principal markets outside the U.S. are in Europe, Asia, the Middle East and South America, and for the year ended December 31, 2014, approximately 48% of our Net sales were shipped to locations in emerging markets.

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

Research and development expense was $43.0 million, $27.4 million and $19.4 million in 2014, 2013 and 2012, respectively. We expect to continue making significant expenditures for research and development in order to maintain and improve our competitive position.

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

Manufacturing turnaround time for our gas- and fluid-handling operating segment is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and may range from days to several years. Backlog of gas- and fluid-handling orders as of December 31, 2014 was $1.4 billion, compared with $1.6 billion as of December 31, 2013. A substantial majority of the gas- and fluid-handling order backlog as of December 31, 2014 is expected to be filled within the current fiscal year.

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

Associates

The following table presents our worldwide associate base as of the dates indicated:

	December 31,
	2014	2013	2012
North America	3,340	2,667	2,805
Europe	6,415	6,761	6,107
Asia and Middle East	4,696	4,722	4,397
Central and South America	3,255	2,963	2,424
Other	645	646	553
Total associates	18,351	17,759	16,286

Approximately 1% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 18% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 1998. Our principal executive offices are located at 420 National Business Parkway, 5th Floor, Annapolis Junction, MD 20701, and our main telephone number at that address is (301) 323-9000. Our corporate website address is www.colfaxcorp.com.

We make available, free of charge through our website, our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, Colfax Corporation, 420 National Business Parkway, 5th Floor, Annapolis Junction, MD 20701, telephone (301) 323-9000. Information contained on our website is not incorporated by reference in this report.

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

A significant or sustained decline in commodity prices, including oil, could negatively impact the levels of capital investment and maintenance expenditures by certain of our customers, which in turn could reduce the demand for our products and services and harm our operations and financial performance.

Demand for our products and services depends, in part, on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of capital expenditures by our customers is dependent, amongst other factors, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by the conditions in their industries. We believe demand for our products and services by many of our customers, particularly those within the oil, gas and petrochemical end market, to be primarily profit-driven, and historically these customers have tended to delay large capital projects, including expensive maintenance and upgrades, when the markets in which they participate experience volatility. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on our business, financial condition and results of operations.

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

Integration efforts associated with our acquisitions may require significant capital and operating expense. Such expenses may include information technology integration fees, legal compliance costs, facility closure costs and other restructuring expenses. Significant unanticipated expenses associated with integration activities may harm our business, financial condition and results of operations.

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

We intend to pay for future acquisitions using cash, capital stock, notes, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the capital markets and in our stock price may make it difficult for us to access the capital markets at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to implement fully our growth strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may significantly dilute our existing stockholders.

In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. See “—The Deutsche Bank Credit Agreement contains restrictions that may limit our flexibility in operating our business.” below.

Our restructuring activities may subject us to additional uncertainty in our operating results.

We have implemented, and plan to continue to implement, restructuring programs designed to facilitate key strategic initiatives and maintain long-term sustainable growth. As such, we have incurred and expect to continue to incur expense relating to restructuring activities. We may not achieve or sustain the anticipated benefits of these programs. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact. We also may not be able to realize the anticipated savings we expect from restructuring activities.

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

We have done and may continue to do business in countries subject to U.S. sanctions and embargoes, and we may have limited managerial oversight over those activities. Failure to comply with various sanction and embargo laws may result in enforcement or other regulatory actions.

Certain of our independent foreign subsidiaries have conducted and may continue to conduct business in countries subject to U.S. sanctions and embargoes or may engage in business dealings with parties whose property or property interests may be blocked under non-country-specific U.S. sanctions programs, and we have limited managerial oversight over those activities. Failure to comply properly with various sanction and embargo laws to which we and our operations may be subject may result in enforcement or other regulatory actions. Specifically, from time to time, certain of our independent foreign subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government, United Nations or other countries where we maintain operations. In March 2010, our Board of Directors affirmatively prohibited any new sales to Iran by us and all of our foreign subsidiaries. With the exception of the U.S. sanctions against Cuba and Iran, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-U.S.-origin products and services to countries that are or have previously been subject to sanctions and embargoes. However, our U.S. personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are U.S. citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries, including Syria. These constraints impose compliance cost and risk on our operations and may negatively affect the financial or operating performance of such business activities.

Our efforts to comply with U.S. and other applicable sanction and embargo laws may not be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not or are perceived as not being wholly effective. Actual or alleged violations of these laws could lead to substantial fines or other sanctions which could result in substantial costs. In addition, Syria, Iran and certain other sanctioned countries currently are identified by the U.S. State Department as state sponsors of terrorism, and have been subject to increasingly restrictive sanctions. Because certain of our independent foreign subsidiaries have contact with and transact limited business in certain U.S. sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our shares and our business, financial condition and results of operations. In addition, certain U.S. states and municipalities have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as Colfax or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our shares and our business, financial condition and results of operations.

One of our foreign subsidiaries made a small number of sales from 2003 through 2007 totaling approximately $60,000 in the aggregate to two customers in Cuba which may have been made in violation of regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). Cuba is also identified by the U.S. State Department as a state sponsor of terrorism. We have submitted a disclosure report to OFAC regarding these transactions. As a result of these sales, we may be subject to fines or other sanctions. Further, during the 2012 fiscal year a few of our independently-operated foreign subsidiaries which we acquired in 2012 made the final shipments necessary to wind down four sales agreements involving parties identified in section 560.304 of title 31 of the Code of Federal Regulations, which transactions were conducted in accordance with applicable U.S. and E.U. economic sanctions, statutes and regulations in effect at that time.

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
In the year ended December 31, 2014, we derived approximately 76% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 26 non-U.S. countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

•	economic or political instability;

•	partial or total expropriation of international assets;

•	limitations on ownership or participation in local enterprises;

•	trade protection measures, including tariffs or import-export restrictions;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	labor and employment laws that may be more restrictive than in the U.S.;

•	significant adverse changes in taxation policies or other laws or regulations;

•	unanticipated changes in laws and regulations or in how such provisions are interpreted or administered;

•	difficulties in hiring and maintaining qualified staff; and

•	the disruption of operations from political disturbances, terrorist activities, insurrection or war.

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

As of December 31, 2014, approximately 19% of our employees were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 15,200 employees, representing 83% of our worldwide employee base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our employees are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Our Total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been impairment in the value of our indefinite-lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for an acquired business decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for Goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

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

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2014, approximately 76% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact the financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

We also face exchange risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we use the U.S dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Although a significant portion of this difference is hedged, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. Further, we may be subject to foreign currency translation losses depending upon whether foreign nations devalue their currencies, movements in exchange rates between highly inflationary currencies and our reporting currency and the amount of monetary assets and liabilities included in the balance sheets of our operations denominated in currencies considered to be highly inflationary.

We have generally accepted the exposure to exchange rate movements in translation without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, assets and liabilities in our Consolidated Financial Statements.

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

We are currently working to streamline our supplier base. However, this could exacerbate certain of the risks described above. For example, as a result of maintaining relationships with fewer suppliers, we may become more dependent on such suppliers having adequate quantities of raw materials, parts or components that satisfy our requirements at prices that we consider appropriate, and on the timely delivery of such raw materials, parts or components to us.  In addition, as a result of maintaining relationships with fewer suppliers, it may be more difficult or impossible to obtain raw materials, parts or components from alternative sources when such components and raw materials are not available from our regular suppliers.

New regulations and customer preferences reflecting an increased focus on environmental, social and governance responsibility may impose additional costs on us and expose us to new risks, including with respect to the sourcing of our products.

Regulators, stockholders and other interested constituencies have focused increasingly on the environmental, social and governance practices of companies, which has resulted in new regulations that may impose costs on us and expose us to new risks. For example, Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and its implementing SEC regulations, imposed supply chain diligence and disclosure requirements for certain manufacturers of products containing “conflict minerals” that originated in the Democratic Republic of the Congo or an adjoining country. Complying with these requirements has imposed and will continue to impose additional costs on us, including costs to determine the source of any conflict minerals used in our products, and we may face reputational challenges or the loss of customers if we are unable to verify the origins for any conflict minerals used in our products. In addition, these requirements could adversely affect the sourcing, availability and pricing of such minerals.

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

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income or the repatriation of income held in foreign jurisdictions. Our Cash and cash equivalents as of December 31, 2014 includes $279.4 million held in jurisdictions outside the U.S., which may be subject to U.S. income tax if repatriated into the U.S. and other restrictions. In addition, the U.S. and foreign countries have considered changes to existing tax laws, including allowing existing provisions to expire, that could significantly impact the treatment of income earned outside the U.S. An increase in our effective tax rate could have a material adverse effect on our after-tax results of operations.

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

In connection with the Charter Acquisition, we issued a total of 20,182,293 shares of Colfax Common stock to BDT CF Acquisition Vehicle, LLC (the “BDT Investor”), Mitchell P. Rales, Steven M. Rales and Markel Corporation (collectively, the “Investors”) and 13,877,552 shares of Colfax Series A Preferred Stock to the BDT Investor, which shares were converted into 12,173,291 shares of Colfax Common stock in February 2014. Pursuant to registration rights agreements we entered into with the Investors in January 2012, the Investors and their permitted transferees have registration rights for the resale of the shares of Colfax Common stock acquired as a result of the Charter Acquisition and, with respect to the BDT Investor, shares of Colfax Common stock issuable upon conversion of the Series A Preferred Stock. In April 2012, we filed a prospectus supplement under which the Investors may resell these shares. In addition, Mitchell P. Rales and Steven M. Rales have registration rights for the resale of certain shares of Colfax Common stock pursuant to a registration rights agreement entered into in 2003 and amended in 2013. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Colfax Common stock available for public trading. For instance, in May 2013 the BDT Investor and certain of its permitted transferees sold 4,000,000 shares of Colfax Common stock to underwriters for public resale. Sales by the BDT Investor, Markel, Mitchell P. Rales or Steven M. Rales or their permitted transferees of a substantial number of shares of Colfax Common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Colfax Common stock.

In March 2012, May 2013 and February 2014, we sold 9,000,000 shares, 7,500,000 shares and 9,200,000 shares, respectively, of newly issued Common stock to underwriters for public resale pursuant to a shelf registration statement. Under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of Colfax Common stock, which, if subsequently issued, could have a further dilutive effect on outstanding Colfax Common stock.

The BDT Investor may exercise significant influence over us, including through its ability to elect up to two members of our Board of Directors, as a result of its ownership of a significant percentage of outstanding Colfax Common stock.

As of February 2, 2015, the BDT Investor beneficially owned approximately 11.1% of the outstanding Colfax Common stock.
Our Amended and Restated Certificate of Incorporation provides that the BDT Investor will have the right to exclusively nominate (1) two out of eleven directors to our Board of Directors so long as the BDT Investor and its permitted transferees beneficially own in the aggregate at least 20% of the outstanding Colfax Common stock, with one of its nominees to serve on the Audit Committee of our Board of Directors and one of its nominees to serve on the Compensation Committee of our Board of Directors, and (2) one out of ten directors to our Board of Directors so long as the BDT Investor and its permitted transferees beneficially own in the aggregate less than 20% but more than 10% of the outstanding Colfax Common stock, with such nominee to serve on the Audit Committee and the Compensation Committee of our Board of Directors. Further, so long as the BDT Investor and certain permitted transferees beneficially own at least 10% of the Colfax Common stock, the BDT Investor’s written consent is required to alter, amend or repeal the provisions of the Amended and Restated Certificate of Incorporation which set forth the authorized number of members of our Board and the BDT Investor’s nomination rights in respect of members of our Board.

Provisions in our governing documents and Delaware law, and the percentage of Common stock owned by our largest stockholders, may delay or prevent an acquisition of Colfax that may be beneficial to our stockholders.

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

In addition, the percentage of Colfax Common stock owned by the BDT Investor, Mitchell P. Rales and Steven M. Rales, as well as the director nomination rights of the BDT Investor, could discourage a third party from proposing a change of control or other strategic transaction concerning Colfax.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Annapolis Junction, Maryland in a facility that we lease. As of December 31, 2014, our gas- and fluid-handling reportable segment had 11 principal production facilities in the U.S. representing approximately 748,508 and 63,700 square feet of owned and leased space, respectively, and 46 principal production facilities in 19 different countries in Asia, Europe, the Americas, Australia and South Africa, representing a total of 2.7 million and 0.8 million square feet of owned and leased space, respectively. Additionally, as of December 31, 2014, our fabrication technology operating segment had a total of 6 production facilities in the U.S., representing a total of 1.3 million and 0.4 million square feet of owned and leased space, and 30 outside the U.S., representing a total of 8.2 million and 1.9 million square feet of owned and leased facilities, respectively, in 17 countries in Australia, Central and Eastern Europe, Central and South America and Asia.

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

Name	Age	Position
Steven E. Simms	59	President and Chief Executive Officer and Director, Colfax Corporation
C. Scott Brannan	56	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Clay H. Kiefaber	59	Executive Vice President, Chief Executive Officer, ESAB Global and Director, Colfax Corporation
Daniel A. Pryor	46	Executive Vice President, Strategy and Business Development
Ian Brander	53	Chief Executive Officer, Howden
Lynn Clark	57	Senior Vice President, Global Human Resources
Darryl Mayhorn	50	Senior Vice President, President and CEO of Colfax Fluid Handling
A. Lynne Puckett	52	Senior Vice President, General Counsel and Secretary
Stephen J. Wittig	52	Senior Vice President, Colfax Business System and Supply Chain Strategy

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

Lynn Clark has been the Senior Vice President, Global Human Resources since January 2013. Prior to joining Colfax, she served as senior vice president, global human resources for Mead Johnson Nutrition. Ms. Clark held roles of increasing responsibility in human resources at Bristol-Myers Squibb from 2001 to 2009, and prior to this with Lucent Technologies and Allied Signal Corporation from 1993 and 2001. Prior to her experience in human resources, she worked for 15 years in sales and marketing. Ms. Clark has a bachelor of science in education and a master of science in college student personnel from Bowling Green University in Ohio.

Darryl Mayhorn has been the Senior Vice President, President and CEO of Colfax Fluid Handling since July 2014. Prior to joining Colfax, Mr. Mayhorn was President of the Rexnord Aerospace Group and the Chief Human Resources Officer of Rexnord Corporation. His professional career includes leadership roles at various global industrial companies, including Danaher Corporation and Eaton Corporation. Mr. Mayhorn is an alumnus of the University of Missouri, where he earned a Bachelor of Science degree in Business Administration. He has a master’s degree in business administration from St. Louis University.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 2, 2015, there were approximately 33,511 holders of record of our Common stock. The high and low sales prices per share of our Common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	Year Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$72.56	$58.30	$48.82	$40.29
Second Quarter	$75.37	$67.16	$53.65	$42.22
Third Quarter	$75.26	$56.23	$57.49	$50.13
Fourth Quarter	$58.63	$45.48	$64.37	$54.53

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

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Russell 2000 Index and the Standard & Poor’s (“S&P”) Industrial Machinery Index. The graph assumes that $100 was invested on December 31, 2009 in each of our Common stock, the Russell 2000 Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

Issuer Purchase of Equity Securities

There were no Common stock repurchases during 2014, 2013 or 2012.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$4,624,476	$4,207,209	$3,913,856	$693,392	$541,987
Cost of sales	3,145,631	2,900,987	2,761,731	453,293	350,579
Gross profit	1,478,845	1,306,222	1,152,125	240,099	191,408
Selling, general and administrative expense	1,011,171	864,328	908,439	173,461	146,713
Charter acquisition-related expense	—	—	43,617	31,052	—
Restructuring and other related charges	58,121	35,502	60,060	9,680	10,323
Operating income	409,553	406,392	140,009	25,906	34,372
Interest expense	51,305	103,597	91,570	5,919	6,684
(Benefit from) provision for income taxes	(62,025)	93,652	90,703	15,432	11,473
Net income (loss)	420,273	209,143	(42,264)	4,555	16,215
Less: income attributable to noncontrolling interest, net of taxes	28,175	30,515	22,138	—	—
Dividends on preferred stock	2,348	20,396	18,951	—	—
Preferred stock conversion inducement payment	19,565	—	—	—	—
Net income (loss) available to Colfax Corporation common shareholders	$370,185	$158,232	$(83,353)	$4,555	$16,215
Net income (loss) per share—basic	$3.06	$1.56	$(0.92)	$0.10	$0.37
Net income (loss) per share—diluted	$3.02	$1.54	$(0.92)	$0.10	$0.37
Balance Sheet Data:
Cash and cash equivalents	$305,448	$311,301	$482,449	$75,108	$60,542
Goodwill and Intangible assets, net	3,916,486	3,242,252	2,853,279	245,873	200,636
Total assets	7,245,098	6,601,184	6,129,727	1,088,543	1,022,077
Total debt, including current portion	1,539,244	1,487,091	1,728,311	111,518	82,500
__________

(1)
During 2014, we completed the Victor Acquisition. See Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information. In February 2014, we sold newly issued Common stock and entered into a Conversion Agreement with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) pursuant to which the BDT Investor exercised its option to convert its shares of Series A Perpetual Convertible Preferred Stock into shares of our Common stock plus cash. See Note 11, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

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

(3)
During 2012, we completed the acquisitions of Charter, Soldex and Co-Vent and increased our ownership of ESAB India Limited (“ESAB India”) and CJSC Sibes. The Charter Acquisition transformed Colfax from a fluid-handling business into a multi-platform enterprise with a broad global footprint, which makes financial comparison to previous periods difficult. Additionally, in conjunction with the Charter Acquisition in January 2012, we refinanced our Debt and sold newly issued Common stock and Series A Preferred Stock. In March 2012, we sold newly issued Common stock. See Part I, Item 1. “Business,” Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

(4)
During 2011, we completed the acquisitions of Rosscor and COT-Puritech in February and December, respectively. See Part I, Item 1. “Business” and Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(5)	In August 2010, we acquired Baric.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into four main sections:

•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies

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

Overview

Please see Part I, Item 1. “Business” for a discussion of Colfax’s objectives and methodologies for delivering shareholder value. We report our operations through the following reportable segments:

•
Gas and Fluid Handling - a global supplier of a broad range of gas- and fluid-handling products, including heavy-duty centrifugal and axial fans, rotary heat exchangers, gas compressors, pumps, fluid-handling systems and controls and specialty valves, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and

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

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. Our business mix is expected to be well balanced between long- and short-cycle businesses, sales in emerging markets and developed nations and fore- and aftermarket products and services. Given this balance, management does not use indices other than general economic trends to predict the overall outlook for the Company. Instead, the individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

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

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2014, approximately 78% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, the expansion of market opportunities in Asia, successfully completing global strategic acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 76% for the year ended December 31, 2014, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. We expect the impact of changes in foreign exchange rates to negatively impact our results of operations beginning in the first quarter of 2015 as a result of the strengthening of the U.S. dollar against most currencies.

We may be subject to foreign currency translation losses depending upon movements in exchange rates between highly inflationary currencies and the parents’ reporting currency and the amount of monetary assets and liabilities included in the balance sheets of our operations denominated in currencies considered to be highly inflationary.

Economic Conditions

Demand for our products depends on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. Additionally, volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. While demand can be cyclical, we believe that our diversified operations limit the impact of a downturn in any one market on our consolidated results.

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

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Foremarket and equipment	47%	47%	45%
Aftermarket and consumables	53%	53%	55%

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

On January 13, 2012, Colfax acquired Charter, a global industrial manufacturing company focused on welding, cutting and automation and air and gas handling, for a total purchase price of approximately $2.6 billion. The impact of the additional 12 days of operations is included in the change in Net sales due to acquisitions in 2013.

Gas and Fluid Handling

On September 13, 2012, Colfax completed the acquisition of Co-Vent for $34.6 million. Co-Vent specializes in the custom design, manufacture, and testing of industrial fans, with its primary operations based in Quebec, Canada. As a result of this acquisition, Colfax has expanded its product offerings in the industrial fan market.

On July 9, 2013, Colfax completed the acquisition of the common stock of Clarus for $13.2 million, which included the fair value of an estimated additional contingent cash payment of $2.5 million at the acquisition date. The additional contingent payment would be paid during the year ending December 31, 2016 subject to the achievement of certain performance goals. However, we do not expect the performance goals to be achieved. Clarus is a domestic supplier of flushing services for marine applications primarily to U.S. government agencies, with primary operations based in Bellingham, Washington.

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

On November 29, 2013, the Company completed the acquisition of GII for $246.0 million, including the assumption of debt, subject to certain adjustments. GII has operations around the world and expanded the Company’s product offerings in the heavy duty industrial and cooling fan market.

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

On April 14, 2014, Colfax completed the acquisition of Victor Technologies Holdings, Inc. ("Victor") for net cash consideration of $948.8 million, subject to certain adjustments (the “Victor Acquisition”). Victor is a pre-eminent global manufacturer of cutting, gas control and specialty welding solutions. The acquisition complemented the geographic footprint of our fabrication technology segment and expanded our product portfolio into new segments and applications. For the year ended December 31, 2013, Victor had net sales and operating income of $486.8 million and $64.0 million, respectively.

Sales, Orders and Backlog

Our Net sales increased from $3.9 billion in 2012 to $4.2 billion in 2013. In 2014, our Net sales increased to $4.6 billion. The following table presents components of our consolidated Net sales and, for our gas- and fluid-handling segment, order and backlog growth (decline):

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)

As of and for the year ended December 31, 2012	$3,913.9		$1,996.0		$1,431.5
Components of Change:
Existing businesses(2)	107.5	2.7%	(15.3)	(0.8)%	(58.6)	(4.1)%
Acquisitions(3)	246.9	6.3%	96.4	4.8%	231.2	16.2%
Foreign currency translation(4)	(61.1)	(1.5)%	(15.7)	(0.7)%	(26.7)	(1.9)%
	293.3	7.5%	65.4	3.3%	145.9	10.2%
As of and for the year ended December 31, 2013	$4,207.2		$2,061.4		$1,577.4
Components of Change:
Existing businesses(2)	(79.0)	(1.9)%	(0.1)	—%	(42.9)	(2.7)%
Acquisitions(3)	635.2	15.1%	251.7	12.2%	—	—%
Foreign currency translation(4)	(138.9)	(3.3)%	(26.3)	(1.3)%	(132.2)	(8.4)%
	417.3	9.9%	225.3	10.9%	(175.1)	(11.1)%
As of and for the year ended December 31, 2014	$4,624.5		$2,286.7		$1,402.3

(1) Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling segment.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3) Represents the incremental sales, orders and order backlog as a result of our acquisitions.
(4) Represents the difference between prior year sales, orders and order backlog valued at the actual prior year foreign exchange rates and prior year sales, orders and order backlog valued at current year foreign exchange rates.

The decrease in Net sales from existing businesses during 2014 compared to 2013 was attributable to decreases of $47.7 million and $31.3 million in our fabrication technology and gas- and fluid-handling segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment were flat during 2014 in comparison to 2013 as declines in the oil, gas and petrochemical, power generation and mining end markets were offset by growth in the marine and general industrial and other end markets.

The increase in Net sales from existing businesses during 2013 compared to 2012 was attributable to an increase of $138.1 million in our gas- and fluid-handling segment, which was partially offset by a decrease of $30.6 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during 2013 in comparison to 2012 due to declines in the oil, gas and petrochemical, mining and general industrial and other end markets, which were partially offset by growth in the power generation and marine end markets.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Gas and Fluid Handling	$2,329.6	$2,104.0	$1,901.2
Fabrication Technology	2,294.9	2,103.2	2,012.7
Total Net sales	$4,624.5	$4,207.2	$3,913.9

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Net sales	$2,329.6	$2,104.0	$1,901.2
Gross profit	696.7	626.7	567.1
Gross profit margin	29.9%	29.8%	29.8%
Restructuring and other related charges	$26.5	$10.4	$8.7
Selling, general and administrative expense	438.9	355.9	425.6
Selling, general and administrative expense as a percentage of Net sales	18.8%	16.9%	22.4%
Segment operating income	254.2	270.7	141.5
Segment operating income margin	10.9%	12.9%	7.4%

The $31.3 million Net sales decrease due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2014 in comparison to 2013 was primarily due to declines in the oil, gas and petrochemical, power generation and marine end markets, partially offset by growth in the mining and general industrial and other end markets. Additionally, Net sales increased by $287.9 million due to acquisitions and changes in foreign exchange rates had a negative impact of $31.0 million. Gross profit increased during 2014 reflecting the impact of acquisitions. Gross profit margin increased during 2014 in comparison to 2013 as improved margins through cost control and restructuring savings in our gas-handling business were more than sufficient to offset the lower margins of the acquired entities. Restructuring and other related charges increased during 2014 primarily due to an increase in restructuring actions to reduce structural costs and integrate the acquisitions made during the fourth quarter of 2013. Selling, general and administrative expense for 2014 increased compared to 2013 primarily as a result of an increase of $66.3 million due to acquisitions, a $13.4 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $1.3 million loss from the use of the SICAD II exchange rate at our Venezuelan fluid-handling business, partially offset by an unrealized gain of $2.9 million related to the Clarus contingent payment liability, as the performance criteria are no longer expected to be met.

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

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. Our fabrication technology products are marketed under several brand names, most notably ESAB and Victor, which we believe are well known in the international cutting and welding industry.  ESAB’s comprehensive range of cutting and welding consumables includes electrodes, cored and solid wire and fluxes. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized cutting and automated welding systems. The Victor Acquisition complemented the geographic footprint of our fabrication technology segment and expanded our cutting equipment and consumables, gas control and specialty welding product lines. Products are sold into a wide range of end markets, including oil & gas, power generation, wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

The following table summarizes selected financial data for our fabrication technology segment:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Net sales	$2,294.9	$2,103.2	$2,012.7
Gross profit	782.1	679.6	585.1
Gross profit margin	34.1%	32.3%	29.1%
Restructuring and other related charges	$31.6	$25.1	$45.2
Selling, general and administrative expense	516.3	459.9	444.9
Selling, general and administrative expense as a percentage of Net sales	22.5%	21.9%	22.1%
Segment operating income	$265.8	$219.6	$140.2
Segment operating income margin	11.6%	10.4%	7.0%

The $191.7 million Net sales increase during 2014 compared to 2013 was primarily the result of acquisition-related growth of $347.3 million, partially offset by changes in foreign exchange rates which had a negative impact of $107.9 million. The $47.7 million Net sales decline due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2014 in comparison to 2013 was primarily the result of decreases in consumable volumes in most geographies. Gross profit and gross profit margin for 2014 increased reflecting the positive impact of cost control activities. Additionally, Gross profit and gross profit margin during 2014 were positively impacted by the higher gross margins at Victor, which were partially offset by acquisition-related inventory step up expense of $9.0 million. The increase in Selling, general and administrative expense during 2014 was primarily due to an acquisition-related increase of $95.5 million and a $5.0 million loss from the use of the SICAD II exchange rate at our Venezuelan fabrication technology business, partially offset by significant cost control activities and the impact of change in foreign exchange rates.

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

Gross Profit - Total Company

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Gross profit	$1,478.8	$1,306.2	$1,152.1
Gross profit margin	32.0%	31.0%	29.4%

The $172.6 million increase in Gross profit during 2014 in comparison to 2013 was attributable to increases of $70.0 million and $102.6 million in our gas- and fluid-handling segment and our fabrication technology segment, respectively. The increase in gross profit margin in both of our segments during 2014 reflects the positive impact of cost control activities. Additionally, our fabrication technology segment was positively impacted during 2014 by the higher gross margins of Victor, which were partially offset by acquisition-related inventory step up expense. The increase in Gross profit in our gas- and fluid-handling segment during 2014 includes the impact of acquisitions, which also served to reduce gross profit margin. Changes in foreign exchange rates during 2014 had a $44.0 million negative impact on Gross profit.

The $154.1 million increase in Gross profit during 2013 in comparison to 2012 was attributable to increases of $59.6 million in our gas- and fluid-handling segment and $94.5 million in our fabrication technology segment. Gross profit increased during 2013 due to the non-recurrence of $21.6 million of acquisition-related inventory step-up expense incurred in 2012. The improvement in gross profit margin during the period was also due to the impact of our cost reduction efforts and favorable trends in sales price in comparison to raw material costs in our fabrication technology segment. Changes in foreign exchange rates during 2013 had a $14.7 million negative impact on Gross profit in comparison to 2012.

Operating Expenses - Total Company

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Selling, general and administrative expense	$1,011.2	$864.3	$908.5
Selling, general and administrative expense as a percentage of Net sales	21.9%	20.5%	23.2%
Charter acquisition-related expense	$—	$—	$43.6
Restructuring and other related charges	58.1	35.5	60.1

Selling, general and administrative expense increased $146.9 million during 2014 in comparison to 2013 primarily due to an increase of $161.8 million attributable to the addition of the operations associated with the Victor Acquisition and the gas- and fluid-handling acquisitions during 2013. Additionally, Selling, general and administrative expense for 2014 includes a $13.4 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $6.3 million loss from the use of the SICAD II exchange rate at our Venezuelan businesses, partially offset by significant cost saving programs in both segments and an unrealized gain of $2.9 million related to the Clarus contingent payment liability, as the performance criteria are no longer expected to be met. Restructuring and other related charges increased compared to 2013 primarily due to an increase in restructuring actions to reduce structural costs and integrate the acquisitions made during 2014 and the fourth quarter of 2013.

Selling, general and administrative expense decreased $44.2 million during 2013 in comparison to 2012, primarily due to a decrease in acquisition-related amortization expense of $56.6 million, partially offset by the increase in expenses resulting from the additional 12 days of operations related to the entities acquired as part of the Charter Acquisition and the acquisitions of Soldex, Co-Vent, Clarus, ČKDK, GII, TLT-Babcock, Alphair and Sicelub. During 2012, we incurred $43.6 million of advisory, legal, valuation and other professional service fees and realized losses on acquisition-related foreign exchange derivatives in connection with the Charter Acquisition. Restructuring and other related charges decreased in 2013 in comparison to 2012 primarily as a result of the completion of several substantial cost reduction programs in the fabrication technology segment in 2012.

Interest Expense - Total Company

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Interest expense	$51.3	$103.6	$91.6

The decrease in Interest expense during 2014 was primarily attributable to the amendments to the Deutsche Bank Credit Agreement during 2013. During 2013, $29.4 million of certain deferred fees and original issue discount were written-off in connection with the amendments which reduced future accretion to Interest expense and did not reoccur in 2014. Additionally, the favorable impact of lower borrowing rates reduced Interest expense by $13.7 million and the lesser accretion of deferred fees and original issue discount decreased Interest expense by $6.2 million, which were also attributable to the amendments in 2013. A reduction of $3.1 million is included in Interest expense due to the change in expected settlement under the conditions specified in the contract of the mandatorily redeemable non-voting preferred stock of Sicelub, as the performance criteria were not met. See Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for addition information regarding the mandatorily redeemable non-voting preferred stock of Sicelub.

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

Provision for Income Taxes - Total Company

Income before income taxes was $358.2 million and the Benefit from income taxes was $62.0 million for 2014. The Benefit from income taxes was impacted by the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future U.S. income. This reassessment resulted in a decrease in the Company’s valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for 2014 of $145.4 million. Additionally, a tax benefit of $21.8 million was included in Benefit from income taxes in the Consolidated Statements of Operations during 2014 associated with the resolution of a liability for unrecognized tax benefits. These items, as well as the impact of foreign earnings where international tax rates are lower than the U.S. tax rate, are the principal reasons for a tax benefit rather than a tax provision, which would result from the application of the U.S. federal statutory rate to the reported Income before income taxes for 2014.

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

    On September 12, 2013, we contributed 88,200 shares of newly issued Colfax Common stock to our U.S. defined benefit pension plan.

On January 15, 2014, we contributed 183,000 shares of newly issued Colfax Common stock to our U.S. defined benefit pension plan.

We entered into a Conversion Agreement with the BDT Investor, pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of the Company’s Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Consolidated Statement of Operations for 2014.

On February 20, 2014, we sold 9,200,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to the shelf registration statement for an aggregate purchase price of $632.5 million. In conjunction with this issuance, we recognized $22.1 million in equity issuance costs, which were recorded as a reduction in Additional paid-in capital during 2014.

Borrowing Arrangements

We entered into the Deutsche Bank Credit Agreement on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and we terminated our existing credit agreement as well as Charter’s outstanding indebtedness. We entered into a Second Amendment to the Deutsche Bank Credit Agreement on February 22, 2013 which, among other things, reallocated our borrowing capacities of the tranches of loans and reduced our interest rate margins when compared to the terms of the amended Deutsche Bank Credit Agreement on January 13, 2012.

On November 7, 2013, we entered into the Third Amendment to the Deutsche Bank Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, we further amended the credit agreement to, among other things, (i) reallocate borrowing capacities of the tranches of loans as follows: a $408.7 million term A-1 facility, a $380 million term A-2 facility, a

€149.7 million term A-3 facility, a €100 million term A-4 facility and two revolving credit subfacilities which total $898 million in commitments, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.50% and 1.25% per annum for base rate loans and 1.50% to 2.25% per annum for Eurocurrency rate loans, in each case determined by the Company’s leverage ratio, (iii) provide for an interest margin on the term A-3 facility and the term A-4 facility ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% and 2.50% per annum for Eurocurrency loans, in each case, determined by the Company’s leverage ratio and (iv) reset the maturity date for the term A facilities and the two revolving credit subfacilities as well as the amortization schedule for the term A facilities to a five year term commencing on November 7, 2013. In connection with the Third Amendment, the prior term B facility under the credit agreement, held primarily by institutional lenders, was repaid in its entirety.

In conjunction with the amendments, we recorded a charge to Interest expense in the Consolidated Statement of Operations for the year ended December 31, 2013 of $29.4 million to write-off certain deferred financing fees and original issue discount and expensed approximately $1.2 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $12.6 million and deferred financing fees of $9.9 million included in its Consolidated Balance Sheet as of December 31, 2014, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of December 31, 2014, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 1.94%, excluding accretion of original issue discount and deferred financing fees, and there was $674.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

On May 14, 2014, we entered into an Incremental Amendment to the Term A-1 facility under the Deutsche Bank Credit Agreement, as amended. Pursuant to the Incremental Amendment, the borrowing capacity of the Term A-1 facility was increased by $150.0 million to an aggregate of $558.7 million, upon the same terms as the existing Term A-1 facility.

The Company is also party to additional letter of credit facilities with total capacity of $699.1 million. Total letters of credit of $381.2 million were outstanding as of December 31, 2014.

On December 22, 2014, we entered into a receivables financing facility, pursuant to which we established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of our subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80 million program limit. As of December 31, 2014, the total outstanding borrowings under the receivables financing facility were $80 million and the interest rate was 0.9%. The scheduled termination date for the receivables financing facility is December 21, 2015, which may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets, other than the transferred receivables discussed above, and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.75 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.50 to 1.0, measured at the end of each quarter. The minimum interest coverage ratio increases by 25 basis points each year until it reaches 3.0 to 1.0 for the year ending December 31, 2016 and each year thereafter. The maximum total leverage ratio decreases 25 basis points each year until it reaches 4.25 to 1.0 for the year ending December 31, 2016 and each year thereafter. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2014. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2014, we had $305.4 million of Cash and cash equivalents, a decrease of $5.9 million from $311.3 million as of December 31, 2013. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net cash provided by operating activities	$385.8	$362.2	$174.0
Purchases of fixed assets, net	(81.3)	(71.5)	(83.2)
Acquisitions, net of cash received	(948.8)	(372.5)	(1,859.6)
Loans to non-trade creditors	—	(31.0)	—
Other, net	—	—	1.8
Net cash used in investing activities	(1,030.1)	(475.0)	(1,941.0)
Proceeds from (repayments of) borrowings, net	90.9	(309.0)	1,159.8
Proceeds from issuance of common stock, net	613.9	324.2	756.8
Proceeds from issuance of preferred stock, net	—	—	333.0
Acquisition of shares held by noncontrolling interest	(10.3)	(14.9)	(29.3)
Preferred stock conversion inducement payment	(19.6)	—	—
Other uses	(24.9)	(45.4)	(37.1)
Net cash provided by (used in) financing activities	650.0	(45.1)	2,183.2
Effect of exchange rates on Cash and cash equivalents	(11.6)	(13.2)	(8.9)
(Decrease) increase in Cash and cash equivalents	$(5.9)	$(171.1)	$407.3

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $32.7 million, $39.6 million and $24.7 million during 2014, 2013 and 2012, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2014, 2013 and 2012 cash contributions for defined benefit plans were $59.6 million, $46.9 million and $61.2 million, respectively. Contributions for 2012 included $18.9 million of supplemental contributions to pension plans in the United Kingdom as a result of the financing of the Charter Acquisition.

•
During 2014, 2013 and 2012 cash payments of $43.5 million, $47.3 million and $45.1 million, respectively, were made related to our restructuring initiatives. Additionally, during 2012 cash payments of approximately $46.1 million were made for advisory, legal, valuation and other professional service fees related to the Charter Acquisition.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During 2014, net working capital increased by $16.7 million primarily due to seasonal increases in receivables and decreases in payables, partially offset by a decrease in inventory as we reduced the high inventory levels attributable to the Victor Acquisition, which reduced our cash flows from operating activities. During 2013, net working capital decreased by $110 million, primarily due to a decrease in inventory from our CBS initiatives and an increase in payables associated with the timing of year-end purchases partially offset by the seasonal increase in receivables, which increased our cash flows from operating activities. During 2012, net working capital decreased, primarily due to a decrease in inventory and an increase in payable levels, which increased our cash flows from operating activities by $78.3 million, a significant contributor to 2012 cash flows from operating activities.

Cash flows from investing activities during 2014 were impacted by the net cash outflows of $948.8 million associated with the Victor Acquisition. During 2013, the acquisitions of GII, Clarus, ČKDK, TLT-Babcock, Alphair and Sicelub resulted in net cash outflows of $399.9 million. During 2013, the Company also made a loan in connection with an acquisition of $31.0 million, which is expected to be repaid in 2015. In 2012, there were significant investing activities associated with the Charter Acquisition. The cash cost of the Charter Acquisition was approximately $1.7 billion, net of cash acquired.
Cash flows from financing activities during 2014 were impacted by the funding of the Victor Acquisition. The Victor Acquisition was funded through net proceeds of $610.4 million from the sale of newly issued Common stock and $338.4 million of borrowings under our Deutsche Bank Credit Agreement. Cash flows from financing activities during 2014 were also impacted by the conversion of the Series A Perpetual Convertible Preferred Stock further discussed above under “—Equity Capital.”

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

Cash flows from financing activities were also impacted by acquisitions of shares of less than wholly owned subsidiaries. During 2014, cash flows from financing activities included the $10.3 million acquisition of the remaining ownership of Svel and Howden Middle East. During 2013, cash flows from financing activities included a $14.9 million acquisition of common and investment shares of Soldex resulting in an increase in our ownership of the subsidiary from approximately 91% to 99%. During 2012, cash flows from financing activities included a $29.3 million acquisition of shares in ESAB India Limited, a publicly traded, less than wholly owned subsidiary in which the Company acquired a controlling interest in the Charter Acquisition. This acquisition of shares was pursuant to a statutorily mandated tender offer triggered as a result of the Charter Acquisition.

Our Cash and cash equivalents as of December 31, 2014 included $279.4 million held in jurisdictions outside the U.S., which may be subject to tax penalties if repatriated into the U.S. and other restrictions.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2014.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$9.9	$10.0	$1,531.9	$—	$1,551.8
Interest payments on debt(1)	29.2	58.3	21.3	—	108.8
Mandatorily redeemable preferred stock of a subsidiary	—	24.9	—	—	24.9
Dividend payment on mandatorily redeemable preferred stock of a subsidiary	—	2.7	—	—	2.7
Operating leases	36.0	46.4	26.6	44.2	153.2
Capital leases	1.2	0.3	0.1	0.3	1.9
Purchase obligations(2)	371.3	33.5	1.4	0.3	406.5
Total	$447.6	$176.1	$1,581.3	$44.8	$2,249.8
__________

(1)	Variable interest payments are estimated using a static rate of 1.89%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2014, which are estimated to be $45.1 million for the year ending December 31, 2015. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2014 other than outstanding letters of credit of $381.2 million, unconditional purchase obligations with suppliers of $406.5 million, and $153.2 million of future operating lease payments.

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

In the evaluation of indefinite-lived intangible assets for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If we determine that it is not more likely than not for the indefinite-lived intangible asset’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We measure the fair value of our indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated.

Prior to the annual impairment evaluation, an analysis was performed to evaluate indefinite-lived intangible assets related to a specific operation within the gas- and fluid-handling segment due to the decision to substantially reduce its operations. The analysis determined the indefinite-lived intangible assets, consisting of trade names, were no longer recoverable based upon relief from royalty measurements. The analysis resulted in a $2.9 million impairment loss included in Selling, general and administrative expense in the Consolidated Statement of Operations for 2014.

The annual impairment analyses performed as of September 27, 2014, September 28, 2013 and September 29, 2012 indicated no impairment to be present, except for $0.2 million of impairment loss related to an indefinite-lived intangible asset included in the gas- and fluid-handling segment for the year ended December 31, 2013. This impairment results from a decline in anticipated revenue related to this asset. The impairment loss is included in Selling, general and administrative expense in the accompanying Consolidated Statement of Operations and was calculated as the difference between the fair value of the asset under the relief from royalty method and its carrying value as of the date of the impairment test. See Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements for further information.

Actual results could differ from our estimates and projections, which would affect the assessment of impairment. As of December 31, 2014, we have Goodwill of $2.9 billion and indefinite lived trade names of $410.6 million that are subject to at least annual review for impairment. See Note 7, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

Income Taxes

We account for income taxes under the asset and liability method, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made. During 2014, the valuation allowance decreased from $360.9 million to $159.7 million primarily due to the impact of the Victor Acquisition.

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. The Company recognizes interest and penalties related to unrecognized tax benefits in the (Benefit from) provision for income taxes in the Consolidated Statements of Operations. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $77.4 million as of December 31, 2014 and are included in Other liabilities in the accompanying Consolidated Balance Sheet.

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

We recognize revenue and cost of sales on gas-handling long-term contracts using the “percentage of completion method” in accordance with GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of December 31, 2014, there were $190.7 million of revenues in excess of billings and $175.3 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $27.3 million and $31.3 million as of December 31, 2014 and 2013, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 3, “Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities. We do not enter into derivative contracts for trading purposes.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement, substantially all of our borrowings as of December 31, 2014 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2014 would have increased Interest expense by approximately $15.7 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2014, approximately 76% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Deutsche Bank Credit Agreement, provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2014 (net of the translation effect of our euro denominated borrowings) would result in a reduction in Equity of approximately $150 million.

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

We have generally accepted the exposure to exchange rate movements in the translation of our financial statements into U.S. dollars without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will, therefore, continue to affect the reported amount of sales, profit, assets and liabilities in our Consolidated Financial Statements.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2014, we had no open commodity futures contracts.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Colfax Corporation

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Colfax Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Victor Technologies Holdings, Inc., which is included in the 2014 consolidated financial statements of Colfax Corporation and constituted 17% and 27% of total and net assets, respectively, as of December 31, 2014 and 8% and 10% of net sales and net income available to common shareholders, respectively, for the year then ended. Our audit of internal control over financial reporting of Colfax Corporation also did not include an evaluation of the internal control over financial reporting of Victor Technologies Holdings, Inc.

In our opinion, Colfax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2014 of Colfax Corporation and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 17, 2015

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 17, 2015

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2014	2013	2012

Net sales	$4,624,476	$4,207,209	$3,913,856
Cost of sales	3,145,631	2,900,987	2,761,731
Gross profit	1,478,845	1,306,222	1,152,125
Selling, general and administrative expense	1,011,171	864,328	908,439
Charter acquisition-related expense	—	—	43,617
Restructuring and other related charges	58,121	35,502	60,060
Operating income	409,553	406,392	140,009
Interest expense	51,305	103,597	91,570
Income before income taxes	358,248	302,795	48,439
(Benefit from) provision for income taxes	(62,025)	93,652	90,703
Net income (loss)	420,273	209,143	(42,264)
Less: income attributable to noncontrolling interest, net of taxes	28,175	30,515	22,138
Net income (loss) attributable to Colfax Corporation	392,098	178,628	(64,402)
Dividends on preferred stock	2,348	20,396	18,951
Preferred stock conversion inducement payment	19,565	—	—
Net income (loss) available to Colfax Corporation common shareholders	$370,185	$158,232	$(83,353)
Net income (loss) per share- basic	$3.06	$1.56	$(0.92)
Net income (loss) per share- diluted	$3.02	$1.54	$(0.92)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$420,273	$209,143	$(42,264)
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $1,885, $(3,634) and $(304)	(356,243)	6,210	117,703
Unrealized gain (loss) on hedging activities, net of tax of $4,141, $404 and $632	30,404	(10,404)	(4,008)
Changes in unrecognized pension and other post-retirement benefits cost, net of tax of $(20,117), $575 and $(5,835)	(89,920)	77,071	(91,495)
Changes in deferred tax related to pension and other postretirement benefit cost	1,934	—	—
Amounts reclassified from Accumulated other comprehensive loss:
Realized gain on hedging activities, net of tax of $0, $0 and $0	—	—	471
Net pension and other postretirement benefit cost, net of tax of $2,063, $715 and $256	5,282	10,022	8,557
Other comprehensive (loss) income	(408,543)	82,899	31,228
Comprehensive income (loss)	11,730	292,042	(11,036)
Less: comprehensive income attributable to noncontrolling interest	15,781	13,039	26,523
Comprehensive (loss) income attributable to Colfax Corporation	$(4,051)	$279,003	$(37,559)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,448	$311,301
Trade receivables, less allowance for doubtful accounts of $27,256 and $31,282	1,029,150	1,023,732
Inventories, net	442,732	443,536
Other current assets	322,133	353,589
Total current assets	2,099,463	2,132,158
Property, plant and equipment, net	729,728	754,261
Goodwill	2,872,903	2,409,699
Intangible assets, net	1,043,583	832,553
Other assets	499,421	472,513
Total assets	$7,245,098	$6,601,184

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$9,855	$29,449
Accounts payable	780,287	862,125
Accrued liabilities	495,393	492,694
Total current liabilities	1,285,535	1,384,268
Long-term debt, less current portion	1,529,389	1,457,642
Other liabilities	1,077,730	1,018,151
Total liabilities	3,892,654	3,860,061
Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none and 13,877,552 issued and outstanding	—	14
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,730,578 and 101,921,613 issued and outstanding	124	102
Additional paid-in capital	3,200,832	2,541,005
Retained earnings	389,561	19,376
Accumulated other comprehensive loss	(443,691)	(46,600)
Total Colfax Corporation equity	3,146,826	2,513,897
Noncontrolling interest	205,618	227,226
Total equity	3,352,444	2,741,123
Total liabilities and equity	$7,245,098	$6,601,184

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Preferred Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount	Shares	$ Amount
Balance at January 1, 2012	43,697,570	$44	—	$—	$415,527	$(55,503)	$(170,793)	$—	$189,275
Net (loss) income	—	—	—	—	—	(64,402)	—	22,138	(42,264)
Acquisitions	—	—	—	—	—	—	—	259,229	259,229
Sale of stock of entity previously controlled	—	—	—	—	—	—	—	(4,414)	(4,414)
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(9,721)	(9,721)
Acquisition of shares held by noncontrolling interest	—	—	—	—	1,035	—	(2,644)	(27,683)	(29,292)
Preferred stock dividend	—	—	—	—	—	(18,951)	—	—	(18,951)
Other comprehensive income, net of tax of $(5.3) million	—	—	—	—	—	—	26,843	4,385	31,228
Common stock issuances, net of costs of $20.2 million	49,917,786	50	—	—	1,432,921	—	—	—	1,432,971
Preferred stock issuances, net of costs of $7.0 million	—	—	13,877,552	14	332,958	—	—	—	332,972
Common stock-based award activity	452,062	—	—	—	15,253	—	—	—	15,253
Balance at December 31, 2012	94,067,418	94	13,877,552	14	2,197,694	(138,856)	(146,594)	243,934	2,156,286
Net income	—	—	—	—	—	178,628	—	30,515	209,143
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(14,260)	(14,260)
Acquisition of shares held by noncontrolling interest	—	—	—	—	955	—	(381)	(15,487)	(14,913)
Preferred stock dividend	—	—	—	—	—	(20,396)	—	—	(20,396)
Other comprehensive income (loss), net of tax of $(1.9) million	—	—	—	—	—	—	100,375	(17,476)	82,899
Common stock issuances, net of costs of $12.0 million	7,500,000	8	—	—	319,890	—	—	—	319,898
Common stock-based award activity	265,995	—	—	—	17,589	—	—	—	17,589
Contribution to defined benefit pension plan	88,200	—	—	—	4,877	—	—	—	4,877
Balance at December 31, 2013	101,921,613	102	13,877,552	14	2,541,005	19,376	(46,600)	227,226	2,741,123
Net income	—	—	—	—	—	392,098	—	28,175	420,273
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(12,007)	(12,007)
Acquisition of shares held by noncontrolling interest	—	—	—	—	15,986	—	(942)	(25,382)	(10,338)
Preferred stock dividend	—	—	—	—	—	(2,348)	—	—	(2,348)
Preferred stock conversion	12,173,291	12	(13,877,552)	(14)	2	(19,565)	—	—	(19,565)
Other comprehensive loss, net of tax of $(13.8) million and $(0.2) million	—	—	—	—	—	—	(396,149)	(12,394)	(408,543)
Common stock issuance, net of costs of $22.1 million	9,200,000	9	—	—	610,354	—	—	—	610,363
Common stock-based award activity	252,674	—	—	—	21,636	—	—	—	21,636
Contribution to defined benefit pension plan	183,000	1	—	—	11,849	—	—	—	11,850
Balance at December 31, 2014	123,730,578	$124	—	$—	$3,200,832	$389,561	$(443,691)	$205,618	$3,352,444

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$420,273	$209,143	$(42,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment charges	174,724	119,258	183,403
Stock-based compensation expense	17,580	13,334	9,373
Non-cash interest expense	9,094	44,377	16,997
Gain on revaluation of Sicelub investment	—	(13,784)	—
Deferred income tax (benefit) provision	(139,488)	9,946	7,222
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(19,916)	(98,912)	(37,338)
Inventories, net	57,847	79,987	26,694
Accounts payable	(54,666)	128,889	88,927
Changes in other operating assets and liabilities	(79,690)	(130,069)	(78,994)
Net cash provided by operating activities	385,758	362,169	174,020
Cash flows from investing activities:
Purchases of fixed assets, net	(81,343)	(71,482)	(83,187)
Acquisitions, net of cash received	(948,800)	(372,476)	(1,859,645)
Loans to non-trade creditors	—	(31,012)	—
Other, net	—	—	1,857
Net cash used in investing activities	(1,030,143)	(474,970)	(1,940,975)
Cash flows from financing activities:
Borrowings under term credit facility	150,000	50,861	1,731,523
Payments under term credit facility	(15,542)	(679,755)	(531,415)
Proceeds from borrowings on revolving credit facilities and other	1,370,626	648,000	13,149
Repayments of borrowings on revolving credit facilities and other	(1,414,146)	(328,133)	(53,414)
Proceeds from issuance of common stock, net	613,927	324,153	756,762
Proceeds from issuance of preferred stock, net	—	—	332,969
Acquisition of shares held by noncontrolling interest	(10,338)	(14,913)	(29,292)
Preferred stock conversion inducement payment	(19,565)	—	—
Payments of dividend on preferred stock	(3,853)	(20,396)	(17,446)
Other	(21,060)	(24,870)	(19,608)
Net cash provided by (used in) financing activities	650,049	(45,053)	2,183,228
Effect of foreign exchange rates on Cash and cash equivalents	(11,517)	(13,294)	(8,932)
(Decrease) increase in Cash and cash equivalents	(5,853)	(171,148)	407,341
Cash and cash equivalents, beginning of period	311,301	482,449	75,108
Cash and cash equivalents, end of period	$305,448	$311,301	$482,449

Supplemental Disclosure of Cash Flow Information:
Interest payments	$42,041	$58,970	$79,857
Income tax payments, net	82,694	93,856	70,677

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

During the year ended December 31, 2014, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2013, primarily due to the Company’s valuation of specific items related to acquisitions that occurred in the three months ended December 31, 2013. See Note 4, “Acquisitions” for additional information regarding these adjustments.

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

The Company recognizes revenue and cost of sales on gas-handling long-term contracts using the “percentage of completion method” in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of December 31, 2014, there were $190.7 million of revenues in excess of billings and $175.3 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet. As of December 31, 2013, there were $231.3 million of revenues in excess of billings and $214.8 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet.

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

Research and Development Expense

Research and development costs of $43.0 million, $27.4 million and $19.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs of $18.2 million, $17.0 million, and $15.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost (determined under various methods including average cost, last-in, first-out and first-in, first-out, but predominantly first-in, first-out) or market. For gas-handling long-term contracts, cost is primarily determined based upon actual cost. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records as a charge to Cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

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

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is not likely for the indefinite-lived intangible asset’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated.

Prior to the annual impairment evaluation, an analysis was performed to evaluate indefinite-lived intangible assets related to a specific operation within the gas- and fluid-handling segment due to the decision to substantially reduce its operations. The analysis determined the indefinite-lived intangible assets, consisting of trade names, were no longer recoverable based upon relief from royalty measurements. The analysis resulted in a $2.9 million impairment loss included in Selling, general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2014.

The analyses performed as of September 27, 2014, September 28, 2013 and September 29, 2012 resulted in no impairment charges, except for $0.2 million of an impairment loss related to an indefinite-lived intangible asset included in the gas- and fluid-handling segment for the year ended December 31, 2013. This impairment resulted from a decline in anticipated revenue related to this asset. The impairment loss is included in Selling, general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2013 and was calculated as the difference between the fair value of the asset under the relief from royalty method and its carrying value as of the date of the impairment test. The fair value of that intangible asset was $2.8 million as of December 31, 2013, there was no value of this intangible asset as of December 31, 2014, and was included in Level Three of the fair value hierarchy.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangibles primarily represent acquired customer relationships, acquired order backlog, acquired technology and software license agreements. Acquired order backlog is amortized in the same period the corresponding revenue is recognized. A portion of the Company’s acquired customer relationships is being amortized on an accelerated basis over periods ranging from seven to

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30 years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangibles are being amortized on a straight-line basis over their estimated useful lives, generally ranging from two to 20 years.

The Company assesses its long-lived assets other than Goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company recorded asset impairment losses related to facility closures totaling $4.6 million, $1.9 million and $3.2 million during the years ended December 31, 2014, 2013 and 2012, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Operations.

In addition, an analysis was performed during the year ended December 31, 2014 to evaluate certain long-lived intangible assets related to a specific operation within the gas- and fluid-handling segment due to the decision to substantially reduce its operations. The analysis determined the long-lived intangible assets, primarily consisting of acquired customer relationships and acquired technology, were no longer recoverable based upon projected undiscounted net cash flows. Further, as a result of management’s evaluation of projected cash flows related to another operation within the gas-and fluid-handling segment, an analysis was performed to evaluate the long-lived intangible assets related to that operation.  The analysis determined certain long-lived intangible assets, primarily consisting of acquired customer relationships, were impaired. The impairment was calculated as the difference between the fair value of the remaining expected future cash flows to be generated from the asset group and its carrying value as of the measurement date. The Company recorded $10.5 million of intangible asset impairment losses related to these two operations as a component of Selling, general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2014. The fair value of these assets of $3.3 million as of December 31, 2014 are included in Level Three of the fair value hierarchy and are not material to the Consolidated Financial Statements.

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis. The Company’s Deutsche Bank Credit Agreement (as defined and further discussed in Note 10, “Debt”) includes a €147.9 million term A-3 facility and a €98.8 million term A-4 facility, which have been designated as net investment hedges in order to mitigate a portion of this risk.

Derivative instruments are generally recognized on a gross basis in the Consolidated Balance Sheets in either Other current assets, Other assets, Accrued liabilities or Other liabilities depending upon their respective fair values and maturity dates. The Company designates a portion of its foreign exchange contracts as cash flow hedges and fair value hedges. For all instruments designated as hedges, including net investment hedges, cash flow hedges and fair value hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Company assesses whether the relationship between the hedging instrument and the hedged item is highly effective at offsetting changes in the fair value both at inception of the hedging relationship and on an ongoing basis. For cash flow hedges and net investment hedges, unrealized gains and losses are recognized as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets to the extent that it is effective at offsetting the change in the fair value of the hedged item and realized gains and losses are recognized in the Consolidated Statements of Operations consistent with the underlying hedged instrument. Gains and losses related to fair value hedges are recorded as an offset to the fair value of the underlying asset or liability, primarily Trade receivables and Accounts payable in the Consolidated Balance Sheets.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s warranty liability, which is included in Accrued liabilities and Other liabilities in the Company’s Consolidated Financial Statements, consisted of the following:

	Year Ended December 31,
	2014	2013
	(In thousands)
Warranty liability, beginning of period	$65,512	$40,437
Accrued warranty expense	23,019	25,013
Changes in estimates related to pre-existing warranties	(9,966)	(638)
Cost of warranty service work performed	(27,389)	(21,082)
Acquisitions(1)	4,488	22,609
Foreign exchange translation effect	(4,529)	(827)
Warranty liability, end of period	$51,135	$65,512

(1) During the year ended December 31, 2014, the Company retrospectively adjusted provisional amounts with respect to the four acquisitions completed during the three months ended December 31, 2013 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments.

Income Taxes

Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in (Benefit from) provision for income taxes in the period that includes the enactment date.

Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through (Benefit from) provision for income taxes and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in the (Benefit from) provision for income taxes in the Consolidated Statements of Operations.

Foreign Currency Exchange Gains and Losses

The Company’s financial statements are presented in U.S. dollars. The functional currencies of the Company’s operating subsidiaries are generally the local currencies of the countries in which each subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the balance sheet date. The amounts recorded in each year in Foreign currency translation are net of income taxes to the extent the underlying equity balances in the entities are not deemed to be permanently reinvested. Revenues and expenses are translated at average rates of exchange in effect during the year.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers the Venezuelan bolivar fuerte (“bolivar”) a highly inflationary currency. Therefore, financial statements of the Company’s Venezuelan operations are remeasured into their parents’ reporting currency. During the year ended December 31, 2013, Venezuela devalued its currency to an official rate of 6.3 bolivar to the U.S. dollar, representing an approximate 32% devaluation of its currency relative to the U.S. dollar. In February 2014, the Venezuelan government introduced an additional auction-based foreign exchange system (“SICAD II”) which began operating on March 24, 2014. As there are multiple legal mechanisms in Venezuela to exchange currency, the Company determined the SICAD II to be the most appropriate rate with which to remeasure the Company’s Venezuelan operations. The adoption of the SICAD II resulted in an 87% devaluation relative to the U.S. dollar from the previously used official rate of 6.3 bolivar to the U.S. dollar. Exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in Selling, general and administrative expense in the Consolidated Statement of Operations. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates between the bolivar and the parents’ reporting currency and the amount of monetary assets and liabilities included in the Company’s Venezuelan operations’ balance sheets. As of and for the years ended December 31, 2014 and 2013, the Company's Venezuelan operations represented less than 1% of the Company's Total assets and Net sales. The bolivar-denominated monetary net asset position, primarily related to cash and cash equivalents, was $0.7 million and $5.5 million in the Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively. The change in exchange rates resulted in foreign currency transaction losses of $6.3 million and $2.9 million recognized in Selling, general and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company recognized net foreign currency transaction losses of $5.1 million and $5.5 million in Interest expense and Selling, general and administrative expense in the Consolidated Statement of Operations, respectively, including the $6.3 million loss related to the Company’s adoption of the SICAD II exchange rate discussed above. During the year ended December 31, 2013, the Company recognized net foreign currency transaction losses of $4.1 million and $5.2 million in Interest expense and Selling, general and administrative expense in the Consolidated Statement of Operations, respectively, including the $2.9 million loss related to the devaluation of the bolivar discussed above. During the year ended December 31, 2012, the net foreign currency transaction loss recognized in Selling, general and administrative expense in the Consolidated Statement of Operations was $1.2 million.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Deferred issuance costs of $18.5 million and $18.2 million, respectively, were included in Other assets in the Consolidated Balance Sheets as of December 31, 2014 and 2013, net of $8.6 million and $4.7 million, respectively, of accumulated amortization. During the years ended December 31, 2014, 2013 and 2012, the Company deferred $0.3 million, $7.1 million and $9.9 million, respectively, of debt issuance costs. Further, the carrying value of Long-term debt is reduced by an original issue discount, which is accreted to Interest expense using the effective interest method over the term of the related obligation. See Note 10, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

3. Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740)” (“ASU No. 2013-11”). ASU No. 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. To the extent a carryforward is not available at the reporting date or the tax law of the applicable jurisdiction does not require the

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The adoption of ASU No. 2013-11 during the year ended December 31, 2014 did not have a material impact on the Company’s Consolidated Balance Sheet. As of December 31, 2014, $30.5 million of unrecognized tax benefit was presented as a reduction to the Company’s deferred tax asset, which is included in Other assets in the Consolidated Balance Sheet. As ASU No. 2013-11 was not adopted retrospectively, $9.2 million of unrecognized tax benefits are included in Other liabilities in the Consolidated Balance Sheet as of December 31, 2013.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the requirements for reporting discontinued operations. Under ASU No. 2014-08, only disposals representing a strategic shift in operations and having a major effect on the entity’s operations and financial results should be presented as discontinued operations. Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will apply the provisions of ASU No. 2014-08 to future reporting of discontinued operations.

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

Gas and Fluid Handling

On May 21, 2014, the Company completed the $0.8 million acquisition of the remaining ownership of Howden Thomassen Middle East FCZO (“Howden Middle East”), which resulted in an increase in the Company’s ownership of the subsidiary from 90% to 100% and was accounted for as an equity transaction, as the Company increased its controlling interest.

On November 29, 2013, the Company completed the acquisition of the global infrastructure and industry division of Fläkt Woods Group (“GII”) for approximately $246.0 million, including the assumption of debt, subject to certain adjustments. GII has operations around the world and expanded the Company’s product offerings in the heavy duty industrial and cooling fan market.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On November 25, 2013, the Company converted the common shares of Sistemas Centrales de Lubrication S.A. de C.V. (“Sicelub”), previously a less than wholly owned subsidiary in which the Company did not have a controlling interest, that were held by the majority owner into shares of mandatorily redeemable non-voting preferred stock of Sicelub valued at $31.7 million at the acquisition date, which resulted in an increase in the Company’s ownership from 44% to 100%. On the date of the acquisition, the Company held a $7.4 million equity investment representing the Company’s 44% investment in Sicelub and recognized a $13.8 million gain as a reduction in Selling, general and administrative expense in the Consolidated Statement of Operations to remeasure the investment to fair value at the acquisition date based upon the total enterprise value, adjusting for a control premium. Changes in settlement value of the mandatorily redeemable preferred stock are determined, in part, by the achievement of certain performance goals. The change in the settlement value of the mandatorily redeemable preferred stock for each period will be reflected in Interest expense. During the year ended December 31, 2014, a $3.1 million reduction to Interest expense is reflected in the Consolidated Statement of Operations due to the change in expected settlement value under the conditions specified in the contract of the mandatorily redeemable preferred stock, as the performance criteria were not met.

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

On July 9, 2013, the Company completed the acquisition of the common stock of Clarus Fluid Intelligence, LLC (“Clarus”) for $13.2 million, which included the fair value of an estimated additional contingent cash payment of $2.5 million at the acquisition date. The additional contingent payment, if any, would be paid during the year ending December 31, 2016 subject to the achievement of certain performance goals. See Note 14, “Financial Instruments and Fair Value Measurements” for discussion regarding the Company’s liability for contingent payments. Clarus is a domestic supplier of flushing services for marine applications primarily to U.S. government agencies, with primary operations based in Bellingham, Washington.

On September 13, 2012, the Company completed the acquisition of the common stock of Co-Vent Group Inc. (“Co-Vent”) for $34.6 million. Co-Vent specializes in the custom design, manufacture, and testing of industrial fans, with its primary operations based in Quebec, Canada. As a result of this acquisition, the Company has expanded its product offerings in the industrial fan market.

Fabrication Technology

On July 1, 2014, the Company completed the $9.5 million acquisition of the remaining ownership of ESAB-SVEL (“Svel”), which resulted in an increase in the Company’s ownership from 51% to 100% and was accounted for as an equity transaction, as the Company increased its controlling interest.

On April 14, 2014, Colfax completed the acquisition of the common stock of Victor Technologies Holdings, Inc. (“Victor”) for total net cash consideration of $948.8 million, subject to certain adjustments (the “Victor Acquisition”). Victor is a global manufacturer of cutting, gas control and specialty welding solutions. The acquisition complemented the geographic footprint of our fabrication technology segment and expanded our product portfolio into new segments and applications. The following table summarizes the Intangible assets acquired, excluding Goodwill as of April 14, 2014:

	Intangible Asset (In thousands)	Weighted-Average Amortization Period (Years)

Customer relationships	$291,800	12.83
Acquired technology	18,600	10.00
Other intangible assets	26,000	9.28
Total amortizable intangible assets	$336,400	12.40
Trade names – indefinite life	$53,300	n/a

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for all acquisitions accounted for under the acquisition method of accounting and consummated during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
	(In thousands)
Trade receivables	$76,678	$74,387	$714,486
Inventories	107,785	49,871	487,835
Property, plant and equipment	59,281	92,247	595,961
Goodwill	612,746	284,294	1,793,394
Intangible assets	389,700	104,272	794,333
Accounts payable	(34,271)	(70,122)	(391,131)
Debt	—	(10,942)	(437,564)
Other assets and liabilities, net	(263,119)	(99,205)	(746,719)
	948,800	424,802	2,810,595
Less: net assets attributable to noncontrolling interest	—	—	(259,329)
Consideration, net of cash acquired	$948,800	$424,802	$2,551,266

For the Victor Acquisition, the amounts represent the Company’s best estimate of the aggregate fair value of the assets acquired and liabilities assumed. These amounts are based upon certain valuations, studies and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the detailed analyses are completed. During the measurement period for the Victor Acquisition, the Company has made aggregate retrospective adjustments of $7.1 million during the year ended December 31, 2014, to provisional amounts that were recognized at the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments decreased the Goodwill balance and primarily relate to the Company’s valuation of intangible assets. Substantially all of the Goodwill recognized in conjunction with the Victor Acquisition is not expected to be deductible for income tax purposes.

During the three months ended December 31, 2013, the Company completed four acquisitions: GII, Sicelub, ČKDK, TLT-Babcock and Alphair. During the year ended December 31, 2014, the Company retrospectively adjusted provisional amounts with respect to these four acquisitions that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments for the year ended December 31, 2014 of $25.4 million increased the Goodwill balance and are summarized below.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Acquisition Date Fair Values (Provisional)	Measurement Period	Acquisition Date Fair Values (Final)
	2013	Adjustments	2013
	(In thousands)
Trade receivables	$80,258	$(5,871)	$74,387
Inventories	53,551	(3,680)	49,871
Property, plant and equipment	94,258	(2,011)	92,247
Goodwill	258,901	25,393	284,294
Intangible assets	104,272	—	104,272
Accounts payable	(68,308)	(1,814)	(70,122)
Debt	(10,942)	—	(10,942)
Other assets and liabilities, net	(87,188)	(12,017)	(99,205)
Consideration, net of cash acquired	$424,802	$—	$424,802

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

In connection with the Charter Acquisition, the Company incurred advisory, legal, valuation and other professional service fees, termination payments to Charter executives and realized losses on acquisition-related foreign exchange derivatives, which comprised Charter Acquisition-related expense in the Consolidated Statements of Operations. See Note 14, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments. Excluding Charter Acquisition-related expenses, the Company incurred advisory, legal, valuation and other professional service fees of $2.7 million, $4.3 million and $3.1 million, during the years ended December 31, 2014, 2013 and 2012, respectively, in connection with completed acquisitions which are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

During the period from April 14, 2014 through December 31, 2014, the Company’s Consolidated Statements of Operations included $347.3 million and $35.9 million of Net sales and Net income available to Colfax Corporation common shareholders, respectively, associated with the Victor Acquisition. During the year ended December 31, 2013, the Company’s Consolidated Statements of Operations included $59.9 million of Net sales associated with the acquisitions consummated during 2013. Net Income available to common shareholders associated with acquisitions consummated during year ended December 31, 2013 was not material. During the year ended December 31, 2012, the Company’s Consolidated Statements of Operations included $3.2 billion and $21.6 million of Net sales associated with the acquisitions of Charter and Soldex, respectively. The Net loss attributable to Colfax Corporation common shareholders for Soldex included in the Consolidated Statements of Operations for the year ended December 31, 2012 was $1.7 million. Due to the refinancing of the Company's borrowing arrangements, the restructuring of the Corporate function of both entities into a single corporate office and numerous other shared resources given the scale of the Charter

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisition, quantification of the earnings included in the consolidated income statement for the year ended December 31, 2012 related to Charter is impracticable.

5. Net Income (Loss) Per Share

Net income (loss) per share available to Colfax Corporation common shareholders was computed as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share data)
Computation of Net income (loss) per share - basic:
Net income (loss) available to Colfax Corporation common shareholders	$370,185	$158,232	$(83,353)
Less: net income attributable to participating securities(1)	—	(3,740)	—
	$370,185	$154,492	$(83,353)
Weighted-average shares of Common stock outstanding - basic	121,143,790	99,198,570	91,069,640
Net income (loss) per share - basic	$3.06	$1.56	$(0.92)
Computation of Net income (loss) per share - diluted:
Net income (loss) available to Colfax Corporation common shareholders	$370,185	$158,232	$(83,353)
Less: net income attributable to participating securities(1)	—	(3,740)	—
	$370,185	$154,492	$(83,353)
Weighted-average shares of Common stock outstanding - basic	121,143,790	99,198,570	91,069,640
Net effect of potentially dilutive securities - stock options and restricted stock units	1,522,502	1,167,885	—
Weighted-average shares of Common stock outstanding - diluted	122,666,292	100,366,455	91,069,640
Net income (loss) per share - diluted	$3.02	$1.54	$(0.92)

(1) Net income (loss) per share - diluted for the period from January 13, 2012 to April 23, 2013 was calculated consistently with the two-class method in accordance with GAAP, as further discussed below. Subsequent to April 23, 2013 and prior to February 12, 2014, Net income per share - diluted was calculated consistently with the if-converted method in accordance with GAAP, as further discussed below. However, for the year ended December 31, 2013, the calculation under this method was anti-dilutive.

On April 23, 2013, the Company and BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) amended the Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation to eliminate the right of the Series A Perpetual Convertible Preferred Stock to share proportionately in any dividends or distributions made in respect of the Company’s Common stock. On February 12, 2014, the Company entered into a Conversion Agreement with the BDT Investor pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of Common stock plus cash. The BDT Investor was the sole holder of all issued and outstanding shares of the Company’s Series A Perpetual Convertible Preferred Stock. See Note 11, “Equity” for further discussion of the Series A Perpetual Convertible Preferred Stock conversion. For periods from January 13, 2012 to April 23, 2013, Net income (loss) available to Colfax Corporation common shareholders was allocated to participating securities, while any losses for those periods were not allocated to participating securities. Subsequent to April 23, 2013 and prior to February 12, 2014, the Company’s Net income per share - dilutive was computed using the “if-converted” method. Under the “if-converted” method, Net income per share - dilutive was calculated under the assumption that the shares of Series A Perpetual Convertible Preferred Stock had been converted into shares of Common stock as of the beginning of the respective period. For the years ended December 31, 2014 and 2013, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock excluded 1.4 million and 12.2 million, respectively, of Common stock equivalents, as inclusion of such shares would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2014, 2013 and 2012 excludes approximately 0.8 million, 0.6 million and 2.8 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Income Taxes

Income before income taxes and (Benefit from) provision for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income (loss) before income taxes:
Domestic operations	$53,153	$(7,899)	$(73,467)
Foreign operations	305,095	310,694	121,906
	$358,248	$302,795	$48,439
Provision for (benefit from) income taxes:
Current:
Federal	$798	$(464)	$—
State	2,047	871	362
Foreign	74,618	83,299	83,119
	77,463	83,706	83,481
Deferred:
Domestic operations	$(127,114)	$11,603	$50,340
Foreign operations	(12,374)	(1,657)	(43,118)
	(139,488)	9,946	7,222
	$(62,025)	$93,652	$90,703

The Company’s (Benefit from) provision for income taxes differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$125,386	$105,978	$16,954
State taxes	2,323	871	362
Effect of tax rates on international operations	(34,619)	(42,972)	(24,070)
Change in enacted international tax rates	(149)	(5,217)	(12,305)
Changes in valuation allowance and tax reserves	(156,071)	30,554	106,802
Other	1,105	4,438	2,960
(Benefit from) provision for income taxes	$(62,025)	$93,652	$90,703

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the year ended December 31, 2014, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2013, due to the finalization of the valuation of specific tax items related to the acquisitions consummated during the three months ended December 31, 2013. The significant components of deferred tax assets and liabilities, in addition to the reconciliation of the beginning and ending amount of gross unrecognized tax benefits below, include the impact of these retrospective adjustments. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$93,080	$87,305
Expenses currently not deductible	116,648	155,488
Net operating loss carryforward	234,384	264,893
Tax credit carryforward	11,509	15,518
Depreciation and amortization	11,092	5,473
Other	22,291	6,596
Valuation allowance	(159,686)	(360,910)
Deferred tax assets, net	$329,318	$174,363
Deferred tax liabilities:
Depreciation and amortization	$(360,602)	$(266,652)
Post-retirement benefit obligation	(12,122)	(17,844)
Inventory	(16,696)	(12,558)
Other	(193,618)	(59,036)
Total deferred tax liabilities	$(583,038)	$(356,090)
Total deferred tax liabilities, net	$(253,720)	$(181,727)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2014, the valuation allowance decreased from $360.9 million to $159.7 million with a net decrease of $134.2 million recognized in (Benefit from) provision for income taxes, a decrease of $66.0 million recognized in Other comprehensive (loss) income and reclassifications and a $2.8 million decrease related to changes in foreign currency rates, which were partially offset by an increase of $1.8 million attributable to the acquisition made during the year. As a result of the effect of the Victor Acquisition on expected future income in the United States, the realizability of certain deferred assets were reassessed. The reduction of valuation allowances associated with this reassessment resulted in a non-cash income tax benefit of $145.4 million for the year ended December 31, 2014. During the year ended December 31, 2013, the valuation allowance increased from $357.6 million to $360.9 million with an increase of $30.6 million recognized in (Benefit from) provision for income taxes and an increase of $4.9 million attributable to acquisitions made during the year, which were offset by a decrease of $27.2 million recognized in Other comprehensive (loss) income, a net $3.4 million decrease related to international tax rate changes and reclassifications and a $1.6 million decrease related to changes in foreign currency rates. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $346.8 million expiring in years 2017 through 2032, and alternative minimum tax credits of $10.2 million that may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits that have been offset by a valuation allowance. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2014, 2013 and 2012, all undistributed earnings of the Company’s controlled international subsidiaries are considered to be permanently reinvested outside the U.S. and no tax expense in the U.S. has been recognized under the applicable accounting standard for these reinvested earnings. The amount of unremitted earnings from the Company’s international subsidiaries, subject to local statutory restrictions, as of December 31, 2014 is $723.0 million. The amount of deferred tax liability that would have been recognized had such earnings not been indefinitely reinvested is not reasonably determinable.

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

(In thousands)
Balance, December 31, 2012	$85,723
Acquisitions	2,683
Addition for tax positions taken in prior periods	6,988
Addition for tax positions taken in the current period	7,730
Reduction for tax positions taken in prior periods	(31,156)
Other, including the impact of foreign currency translation	(373)
Balance, December 31, 2013	71,595
Acquisition	37,328
Addition for tax positions taken in prior periods	3,752
Addition for tax positions taken in the current period	894
Reduction for tax positions taken in prior periods	(27,601)
Other, including the impact of foreign currency translation	(8,443)
Balance, December 31, 2014	$77,525

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Sweden, Indonesia, France, Germany, Finland, Mexico, Brazil and various states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as many international jurisdictions. In the U.S., tax years dating back to 2006 remain subject to examination, as well as the 2003 and 2005 tax years due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2008.

The Company’s total unrecognized tax benefits were $77.5 million and $71.6 million as of December 31, 2014 and 2013, respectively, inclusive of $14.7 million and $13.4 million, respectively, of interest and penalties. These amounts were offset by tax benefits of $0.1 million as of both December 31, 2014 and 2013. The net liabilities for uncertain tax positions as of December 31, 2014 and 2013 were $77.4 million and $71.5 million, respectively, and, if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of (Benefit from) provision for income taxes, which was $2.5 million, $4.0 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $23.8 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2014 and 2013:

	Gas and Fluid Handling	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2013	$1,225,494	$873,342	$2,098,836
Goodwill attributable to acquisitions(1)	284,294	—	284,294
Impact of foreign currency translation and other	22,413	4,156	26,569
Balance, December 31, 2013	1,532,201	877,498	2,409,699
Goodwill attributable to Victor acquisition	—	612,746	612,746
Impact of foreign currency translation and other	(103,843)	(45,699)	(149,542)
Balance, December 31, 2014	$1,428,358	$1,444,545	$2,872,903

(1) During the year ended December 31, 2014, the Company retrospectively adjusted provisional amounts with respect to the four acquisitions completed during the three months ended December 31, 2013 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments.

The following table summarizes the Intangible assets, excluding Goodwill:

	December 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$410,600	$—	$414,275	$—
Acquired customer relationships	593,799	(85,171)	353,337	(51,675)
Acquired technology	113,697	(27,681)	114,647	(22,757)
Acquired backlog	—	—	73,476	(65,919)
Other intangible assets	50,287	(11,948)	24,127	(6,958)
	$1,168,383	$(124,800)	$979,862	$(147,309)

Amortization expense related to amortizable intangible assets was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Selling, general and administrative expense	$67,052	$41,012	$85,106

See Note 2, “Summary of Significant Accounting Policies” for discussion of impairment of Intangible assets.

As of December 31, 2014, total amortization expense for amortizable intangible assets is expected to be $64.9 million, $61.8 million, $58.1 million, $55.1 million and $51.9 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2014	2013(1)
	(In years)	(In thousands)
Land	n/a	$52,539	$48,353
Buildings and improvements	5-40	366,009	372,115
Machinery and equipment	3-15	524,723	501,387
Software	3-5	98,069	88,463
		1,041,340	1,010,318
Accumulated depreciation		(311,612)	(256,057)
Property, plant and equipment, net		$729,728	$754,261

(1) During the year ended December 31, 2014, the Company retrospectively adjusted provisional amounts with respect to the four acquisitions completed during the three months ended December 31, 2013 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments.

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2014, 2013 and 2012, was $94.5 million, $78.1 million and $75.0 million, respectively. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 includes $4.6 million, $1.9 million and $3.2 million of non-cash impairment of fixed assets, respectively. These amounts also include depreciation expense related to software for the years ended December 31, 2014, 2013 and 2012 of $15.7 million, $11.8 million and $10.5 million, respectively.

9. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2014	2013(1)
	(In thousands)
Raw materials	$164,115	$145,335
Work in process	81,110	113,018
Finished goods	239,808	222,034
	485,033	480,387
Less: customer progress payments	(7,728)	(4,078)
Less: allowance for excess, slow-moving and obsolete inventory	(34,573)	(32,773)
Inventories, net	$442,732	$443,536

(1) During the year ended December 31, 2014, the Company retrospectively adjusted provisional amounts with respect to the four acquisitions completed during the three months ended December 31, 2013 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Debt

Long-term debt consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Term loans	$1,132,908	$1,115,238
Trade receivables financing arrangement	80,000	—
Revolving credit facilities and other	326,336	371,853
Total Debt	1,539,244	1,487,091
Less: current portion	(9,855)	(29,449)
Long-term debt	$1,529,389	$1,457,642

The Company entered into a credit agreement by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Deutsche Bank Credit Agreement”) on September 12, 2011. In connection with the closing of the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and the Company terminated its existing credit agreement as well as Charter’s outstanding indebtedness. A Second Amendment to the Deutsche Bank Credit Agreement was entered into on February 22, 2013 which among other things, reallocated borrowing capacities of the tranches of loans and reduced interest rate margins when compared to the terms of the amended Deutsche Bank Credit Agreement on January 13, 2012.

On November 7, 2013, the Company entered into the Third Amendment to the Deutsche Bank Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company further amended its credit agreement to, among other things, (i) reallocate borrowing capacities of the tranches of loans as follows: a $408.7 million term A-1 facility, a $380 million term A-2 facility, a €149.7 million term A-3 facility, a €100 million term A-4 facility and two revolving credit subfacilities which total $898 million in commitments, (ii) provide for an interest rate margin on the term A-1 facility, the term A-2 facility and the revolving credit subfacilities ranging from 0.50% and 1.25% per annum for base rate loans and 1.50% to 2.25% per annum for Eurocurrency rate loans, in each case determined by the Company’s leverage ratio, (iii) provide for an interest margin on the term A-3 facility and the term A-4 facility ranging from 0.75% to 1.50% per annum for base rate loans and 1.75% and 2.50% per annum for Eurocurrency loans, in each case, determined by the Company’s leverage ratio and (iv) reset the maturity date for the term A facilities and the two revolving credit subfacilities as well as the amortization schedule for the term A facilities to a five year term commencing on November 7, 2013. In connection with the Third Amendment, the prior term B facility under the credit agreement, held primarily by institutional lenders, was repaid in its entirety.

On May 14, 2014, the Company entered into an Incremental Amendment to the Term A-1 facility under the Deutsche Bank Credit Agreement, as amended. Pursuant to the Incremental Amendment, the borrowing capacity of the Term A-1 facility was increased by $150.0 million to an aggregate of $558.7 million, upon the same terms as the existing Term A-1 facility.

In conjunction with the amendments to the Deutsche Bank Credit Agreement, the Company recorded a charge to Interest expense in the Consolidated Statement of Operations for the year ended December 31, 2013 of $29.4 million to write-off certain deferred financing fees and original issue discount and expensed approximately $1.2 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $12.6 million and deferred financing fees of $9.9 million included in its Consolidated Balance Sheet as of December 31, 2014, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of December 31, 2014, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 1.94%, excluding accretion of original issue discount and deferred financing fees, and there was $674.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $699.1 million. Total letters of credit of $381.2 million were outstanding as of December 31, 2014.

On December 22, 2014, the Company entered into a receivables financing facility, pursuant to which it established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80 million program limit. As of December 31, 2014, the total

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outstanding borrowings under the receivables financing facility were $80 million and the interest rate was 0.9%. The scheduled termination date for the receivables financing facility is December 21, 2015, which may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

The contractual maturities of the Company’s debt as of December 31, 2014 are as follows(1):

(In thousands)
2015	$9,855
2016	5,620
2017	4,452
2018	1,531,888
Total contractual maturities	1,551,815
Debt discount	(12,571)
Total debt	$1,539,244
________
(1) Represents scheduled payments required under the Deutsche Bank Credit Agreement through November 7, 2018, as well as the contractual maturities of other debt outstanding as of December 31, 2014, and reflects management’s intention to repay scheduled maturities of the term loans outstanding under the Deutsche Bank Credit Agreement and the trade receivables financing arrangement (if not extended) with proceeds from the revolving credit facility.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets, other than the transferred receivables discussed previously, and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.75 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.50 to 1.0, measured at the end of each quarter. The minimum interest coverage ratio increases by 25 basis points each year until it reaches 3.0 to 1.0 for the year ending December 31, 2016 and each year thereafter. The maximum total leverage ratio decreases 25 basis points each year until it reaches 4.25 to 1.0 for the year ending December 31, 2016 and each year thereafter. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. The Company is in compliance with all such covenants as of December 31, 2014.

11. Equity

Common and Preferred Stock

During the years ended December 31, 2014, 2013 and 2012, 252,674, 265,995 and 452,062 shares of Common stock, respectively, were issued in connection with stock option exercises and employee share-based payment arrangements that vested during the year.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company contributed 88,200 and 183,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan on September 12, 2013 and January 15, 2014, respectively.

The Company entered into a Conversion Agreement with the BDT Investor, pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of the Company’s Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Consolidated Statement of Operations for the year ended December 31, 2014.

On February 20, 2014, the Company sold 9,200,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $632.5 million. In conjunction with this issuance, the Company recognized $22.1 million in equity issuance costs, which were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2014.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividend Restrictions

The Company is subject to dividend restrictions under the Deutsche Bank Credit Agreement, which limit the total amount of cash dividends the Company may pay and Common stock repurchases the Company may make to $50 million annually, in the aggregate.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2014 and 2013. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2013	$(247,332)	$104,718	$(3,980)	$(146,594)
Acquisition of shares held by noncontrolling interest	—	(381)	—	(381)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	77,515	—	—	77,515
Foreign currency translation adjustment	—	21,091	—	21,091
Gain on long-term intra-entity foreign currency transactions	—	2,176	—	2,176
Loss on net investment hedges	—	—	(14,261)	(14,261)
Unrealized gain on cash flow hedges	—	—	3,832	3,832
Other comprehensive income (loss) before reclassifications	77,515	23,267	(10,429)	90,353
Amounts reclassified from Accumulated other comprehensive loss	10,022	—	—	10,022
Net current period Other comprehensive income (loss)	87,537	23,267	(10,429)	100,375
Balance at December 31, 2013	$(159,795)	$127,604	$(14,409)	$(46,600)
Acquisition of shares held by noncontrolling interest	—	(942)	—	(942)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	(89,379)	—	—	(89,379)
Foreign currency translation adjustment	—	(346,524)	—	(346,524)
Gain on long-term intra-entity foreign currency transactions	—	2,096	—	2,096
Gain on net investment hedges	—	—	39,374	39,374
Unrealized loss on cash flow hedges	—	—	(8,932)	(8,932)
Other	1,934	—	—	1,934
Other comprehensive (loss) income before reclassifications	(87,445)	(344,428)	30,442	(401,431)
Amounts reclassified from Accumulated other comprehensive loss	5,282	—	—	5,282
Net current period Other comprehensive (loss) income	(82,163)	(344,428)	30,442	(396,149)
Balance at December 31, 2014	$(241,958)	$(217,766)	$16,033	$(443,691)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)			(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$7,097	$(2,063)	$5,034	$10,489	$(715)	$9,774
Amortization of prior service cost(1)	248	—	248	248	—	248
	$7,345	$(2,063)	$5,282	$10,737	$(715)	$10,022

(1) Included in the computation of net periodic benefit cost. See Note 13, “Defined Benefit Plans” for additional details.

During the years ended December 31, 2014 and 2013, Noncontrolling interest decreased by $12.4 million and $17.5 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

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

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Stock-based compensation expense	$17,580	$13,334	$9,373
Deferred tax benefit	4,054	434	305

As of December 31, 2014, the Company had $34.5 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 1.6 years. The intrinsic value of awards exercised or issued upon vesting was $13.3 million, $9.2 million and $9.9 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2014	2013	2012
Expected period that options will be outstanding (in years)	4.87	4.90	5.41
Interest rate (based on U.S. Treasury yields at the time of grant)	1.62%	1.06%	0.99%
Volatility	34.67%	43.22%	42.59%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$22.65	$18.07	$13.14

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

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1)(In thousands)
Outstanding at January 1, 2014	2,431,790	$30.98
Granted	700,018	69.06
Exercised	(154,830)	23.02
Forfeited	(60,525)	49.34
Expired	(6,344)	29.18
Outstanding at December 31, 2014	2,910,109	$40.19	4.55	$45,492
Vested or expected to vest at December 31, 2014	2,856,031	$39.81	4.52	$45,323
Exercisable at December 31, 2014	985,033	$23.96	3.13	$27,463
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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of PRSUs and RSUs is equal to the market value of a share of Common stock on the date of grant and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs, when it is expected that any of the performance criterion will be achieved. The performance criterion was met for PRSUs granted during the year ended December 31, 2012, including PRSUs granted to the Company’s CEO as part of his initial employment agreement in April 2012, which were subject to a separate criterion. The performance criterion was met for the PRSUs granted during the year ended December 31, 2013. The performance criteria have not yet been met for the PRSUs granted during the year ended December 31, 2014.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	576,742	$27.86	121,789	$43.81
Granted	119,300	69.79	87,922	67.28
Vested	(73,520)	12.17	(20,380)	35.61
Forfeited	(40,586)	24.50	(20,420)	51.17
Nonvested at December 31, 2014	581,936	$38.67	168,911	$56.13

The fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $6.4 million, $2.5 million and $1.9 million, respectively.

12. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2014	2013(1)
	(In thousands)
Accrued payroll	$120,068	$136,645
Advance payment from customers	58,049	53,280
Accrued taxes and deferred tax liability - current portion	58,009	71,533
Accrued asbestos-related liability	50,175	51,142
Warranty liability - current portion	47,966	59,017
Accrued restructuring liability - current portion	21,846	12,856
Accrued third-party commissions	11,026	13,095
Other	128,254	95,126
Accrued liabilities	$495,393	$492,694

(1) During the year ended December 31, 2014, the Company retrospectively adjusted provisional amounts with respect to the four acquisitions completed during the three months ended December 31, 2013 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2014
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,638	$18,179	$(13,887)	$(379)	$7,551
Facility closure costs(2)	756	5,491	(4,714)	(88)	1,445
	4,394	23,670	(18,601)	(467)	8,996
Non-cash impairment		2,863
		26,533
Fabrication Technology:
Termination benefits(1)	7,033	26,790	(22,227)	(441)	11,155
Facility closure costs(2)	1,429	3,018	(2,355)	(155)	1,937
	8,462	29,808	(24,582)	(596)	13,092
Non-cash impairment		1,780
		31,588
Corporate and Other:
Facility closure costs(2)	1,259	—	(275)	(62)	922
	1,259	—	(275)	(62)	922
	$14,115	53,478	$(43,458)	$(1,125)	$23,010
Non-cash impairment		4,643
		$58,121

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
(3) As of December 31, 2014, $21.8 million and $1.2 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2013
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,060	$9,413	$(8,680)	$(155)	$3,638
Facility closure costs(2)	1,177	683	(1,137)	33	756
Other related charges	—	333	(520)	187	—
	4,237	10,429	(10,337)	65	4,394
Fabrication Technology:
Termination benefits(1)	14,637	22,775	(30,056)	(323)	7,033
Facility closure costs(2)	6,925	280	(5,736)	(40)	1,429
Other related charges	33	124	(432)	275	—
	21,595	23,179	(36,224)	(88)	8,462
Non-cash impairment		1,894
		25,073
Corporate and Other:
Termination benefits(1)	—	—	—	—	—
Facility closure costs(2)	1,522	—	(718)	455	1,259
Other related charges	—	—	—	—	—
	1,522	—	(718)	455	1,259
	$27,354	33,608	$(47,279)	$432	$14,115
Non-cash impairment		1,894
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

The Company expects to incur Restructuring and other related charges of approximately $50 million during the year ending December 31, 2015 related to these restructuring activities.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,640,418	$1,665,138	$28,823	$35,519
Acquisitions	48,938	6,356	1,011	—
Service cost	4,883	3,985	155	179
Interest cost	70,469	63,132	1,304	1,090
Actuarial loss (gain)	211,170	(28,831)	5,553	(6,072)
Foreign exchange effect	(97,525)	17,919	—	—
Benefits paid	(111,971)	(83,060)	(1,761)	(2,018)
Settlements	(1,387)	(4,189)	—	—
Other	498	(32)	—	125
Projected benefit obligation, end of year	$1,765,493	$1,640,418	$35,085	$28,823
Accumulated benefit obligation, end of year	$1,739,642	$1,617,651	$35,085	$28,823
Change in plan assets:
Fair value of plan assets, beginning of year	$1,367,315	$1,287,844	$—	$—
Acquisitions	42,051	2,787	—	—
Actual return on plan assets	174,065	100,300	—	—
Employer contribution(1)	69,714	49,772	1,761	2,018
Foreign exchange effect	(70,851)	13,076	—	—
Benefits paid	(111,971)	(83,060)	(1,761)	(2,018)
Settlements	(1,387)	(3,565)	—	—
Other	167	161	—	—
Fair value of plan assets, end of year	$1,469,103	$1,367,315	$—	$—
Funded status, end of year	$(296,390)	$(273,103)	$(35,085)	$(28,823)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$58,997	$38,177	$—	$—
Current liabilities	(5,328)	(6,048)	(2,749)	(2,747)
Non-current liabilities	(350,059)	(305,232)	(32,336)	(26,076)
Total	$(296,390)	$(273,103)	$(35,085)	$(28,823)
__________

(1)
Contributions during the years ended December 31, 2014 and 2013 include contributions of 183,000 and 88,200 shares of Colfax Common stock, respectively, with values on the contribution dates of approximately $11.9 million and $4.9 million, respectively.

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.3 billion and $1.0 billion, respectively, as of December 31, 2014 and $1.2 billion and $0.9 billion, respectively, as of December 31, 2013.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.4 billion and $1.1 billion, respectively, as of December 31, 2014 and $1.2 billion and $0.9 billion, respectively, as of December 31, 2013.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2014	2013
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,205,554	$1,181,024
Acquisitions	21,578	3,952
Service cost	4,883	3,985
Interest cost	51,658	46,775
Actuarial loss	144,232	11,093
Foreign exchange effect	(97,525)	17,919
Benefits paid	(64,347)	(54,978)
Settlements	(1,387)	(4,189)
Other	497	(27)
Projected benefit obligation, end of year	$1,265,143	$1,205,554
Accumulated benefit obligation, end of year	$1,239,292	$1,182,786
Change in plan assets:
Fair value of plan assets, beginning of year	$999,197	$938,167
Acquisitions	20,873	651
Actual return on plan assets	139,460	62,914
Employer contribution	56,384	42,769
Foreign exchange effect	(70,851)	13,076
Benefits paid	(64,347)	(54,978)
Settlements	(1,387)	(3,565)
Other	168	163
Fair value of plan assets, end of year	$1,079,497	$999,197
Funded status, end of year	$(185,646)	$(206,357)

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2015, related to plans as of December 31, 2014, are $45.1 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2015	$89,811	$57,027	$2,749
2016	89,908	57,222	2,758
2017	90,842	58,244	2,681
2018	91,140	58,780	2,539
2019	91,464	59,322	2,327
Thereafter	465,508	309,824	9,350

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

	Actual Asset Allocation December 31,		Target
	2014	2013	Allocation
U.S. Plans:
Equity securities:
U.S.	43%	41%	30% - 45%
International	15%	16%	10% - 20%
Fixed income	41%	39%	30% - 50%
Other	1%	3%	0% - 20%
Cash and cash equivalents	—%	1%	0% - 5%
Foreign Plans:
Equity securities	30%	30%	10% - 50%
Fixed income securities	66%	65%	50% - 90%
Cash and cash equivalents	1%	2%	0% - 25%
Other	3%	3%	0% - 5%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (See Note 14, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2014
	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Equity securities:
U.S. large cap	$3,901	$100,263	$—	$104,164
U.S. small/mid cap	19,540	43,670	—	63,210
International	2,461	56,252	—	58,713
Fixed income mutual funds:
U.S. government and corporate	10,508	147,364	—	157,872
Structured loan fund	—	—	1,226	1,226
Other(1)	1,623	2,798	—	4,421
Foreign Plans:
Cash and cash equivalents	12,951	—	—	12,951
Equity securities	286,797	39,310	—	326,107
Non-U.S. government and corporate bonds	308,705	399,285	—	707,990
Other(1)	2,040	30,409	—	32,449
	$648,526	$819,351	$1,226	$1,469,103
__________

(1)	Represents diversified portfolio funds, real estate and reinsurance contracts and money market funds.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013
	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$2,854	$—	$—	$2,854
Equity securities:
U.S. large cap	101,702	—	—	101,702
U.S. small/mid cap	6,714	43,199	—	49,913
International	16,458	41,646	—	58,104
Fixed income mutual funds:
U.S. government and corporate	143,903	—	—	143,903
Structured loan fund	—	—	11,642	11,642
Foreign Plans:
Cash and cash equivalents	22,421	—	—	22,421
Equity securities	266,021	38,485	—	304,506
Non-U.S. government and corporate bonds	277,565	372,191	—	649,756
Other(1)	2,107	20,407	—	22,514
	$839,745	$515,928	$11,642	$1,367,315
__________

(1)	Represents diversified portfolio funds and reinsurance contracts maintained for certain foreign plans.

The Company’s pension assets included in Level Three of the fair value hierarchy consist of multi-strategy hedge funds and the fair value is equal to the aggregate net asset value of units held by the Company’s pension plans. There were no transfers in or out of Level Three during the years ended December 31, 2014 or 2013. A summary of changes in the fair value of the Company’s pension assets included in Level Three of the fair value hierarchy is as follows:

(In thousands)
Balance, January 1, 2012	$36,321
Realized gain	152
Unrealized gain	2,359
Balance, December 31, 2012	38,832
Sale proceeds	(28,440)
Realized gain	338
Unrealized gain	912
Balance, December 31, 2013	11,642
Sale proceeds	(11,030)
Realized gain	614
Balance, December 31, 2014	$1,226

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the components of net periodic benefit cost and Other comprehensive (loss) income of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$4,883	$3,985	$3,381	$155	$179	$110
Interest cost	70,469	63,132	67,745	1,304	1,090	1,507
Amortization	6,608	9,672	8,091	468	609	801
Settlement loss (gain)	190	(592)	—	—	—	—
Other	328	(154)	26	—	125	—
Expected return on plan assets	(69,055)	(58,511)	(61,094)	—	—	—
Net periodic benefit cost	$13,423	$17,532	$18,149	$1,927	$2,003	$2,418
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Current year net actuarial loss (gain)	$96,005	$(69,463)	$98,784	$5,553	$(6,072)	$(1,449)
Less amounts included in net periodic benefit cost:
Amortization of net loss	(6,608)	(9,672)	(8,012)	(220)	(361)	(553)
Settlement loss	(190)	(32)	—	—	—	—
Amortization of prior service cost	—	—	(79)	(248)	(248)	(248)
Total recognized in Other comprehensive (loss) income	$89,207	$(79,167)	$90,693	$5,085	$(6,681)	$(2,250)

The following table sets forth the components of net periodic benefit cost and Other comprehensive (loss) income of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$4,883	$3,985	$3,381
Interest cost	51,658	46,775	49,291
Amortization	1,669	2,305	944
Settlement loss (gain)	190	(592)	—
Other	328	(154)	28
Expected return on plan assets	(44,287)	(34,541)	(36,535)
Net periodic benefit cost	$14,441	$17,778	$17,109
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Current year net actuarial loss (gain)	$38,904	$(16,121)	$65,689
Less amounts included in net periodic benefit cost:
Amortization of net loss	(1,669)	(2,305)	(865)
Settlement loss	(190)	(32)	—
Amortization of prior service cost	—	—	(79)
Total recognized in Other comprehensive (loss) income	$37,045	$(18,458)	$64,745

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Net actuarial loss (gain)	$285,250	$196,044	$4,576	$(757)
Prior service cost	—	—	807	1,055
Total	$285,250	$196,044	$5,383	$298

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheet that are expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2015 are as follows:

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss	$12,139	$450
Prior service cost	—	248
Total	$12,139	$698

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Weighted-average discount rate:
All plans	3.3%	4.4%	3.6%	4.4%
Foreign plans	3.3%	4.4%	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.6%	1.6%	—	—

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate:
All plans	4.4%	4.0%	4.6%	4.4%	3.5%	4.3%
Foreign plans	4.4%	4.2%	4.7%	—	—	—
Weighted-average expected return on plan assets:
All plans	5.4%	5.1%	5.3%	—	—	—
Foreign plans	4.9%	4.3%	4.5%	—	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.7%	1.5%	1.3%	—	—	—

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of approximately 6.5% was assumed. The rate was assumed to decrease gradually to 4.5% by 2027 for four of the Company’s plans and to 5% by 2021 for another plan and remain at those levels thereafter for benefits covered under the plans. For one additional plan the rate has already reached its long term level of 5%.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on total service and interest cost components for the year ended December 31, 2014	$148	$(118)
Effect on post-retirement benefit obligation at December 31, 2014	3,502	(2,803)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2014, 2013 and 2012 was $25.3 million, $21.5 million and $19.3 million, respectively.

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.5 billion as of both December 31, 2014 and 2013 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2014
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$23,143	$—	$—	$23,143
Foreign currency contracts related to sales - designated as hedges	—	4,524	—	4,524
Foreign currency contracts related to sales - not designated as hedges	—	1,007	—	1,007
Foreign currency contracts related to purchases - designated as hedges	—	1,980	—	1,980
Foreign currency contracts related to purchases - not designated as hedges	—	478	—	478
Deferred compensation plans	—	2,941	—	2,941
	$23,143	$10,930	$—	$34,073

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$7,163	$—	$7,163
Foreign currency contracts related to sales - not designated as hedges	—	2,793	—	2,793
Foreign currency contracts related to purchases - designated as hedges	—	695	—	695
Foreign currency contracts related to purchases - not designated as hedges	—	661	—	661
Deferred compensation plans	—	2,941	—	2,941
Liability for contingent payments	—	—	—	—
	$—	$14,253	$—	$14,253

	December 31, 2013
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,032	$—	$—	$22,032
Foreign currency contracts related to sales - designated as hedges	—	11,241	—	11,241
Foreign currency contracts related to sales - not designated as hedges	—	3,642	—	3,642
Foreign currency contracts related to purchases - designated as hedges	—	428	—	428
Foreign currency contracts related to purchases - not designated as hedges	—	2,543	—	2,543
Deferred compensation plans	—	2,414	—	2,414
	$22,032	$20,268	$—	$42,300

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,126	$—	$1,126
Foreign currency contracts related to sales - not designated as hedges	—	3,625	—	3,625
Foreign currency contracts related to purchases - designated as hedges	—	742	—	742
Foreign currency contracts related to purchases - not designated as hedges	—	846	—	846
Deferred compensation plans	—	2,414	—	2,414
Liability for contingent payments	—	—	6,176	6,176
	$—	$8,753	$6,176	$14,929

There were no transfers in or out of Level One, Two or Three during the year ended December 31, 2014.

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

As of December 31, 2014 and 2013, the Company had foreign currency contracts with the following notional values:

	December 31,
	2014	2013
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$124,838	$244,755
Foreign currency contracts sold - designated as hedges	250,743	206,220
Foreign currency contracts purchased - not designated as hedges	36,080	273,714
Foreign currency contracts purchased - designated as hedges	53,944	46,728
Total foreign currency derivatives	$465,605	$771,417

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Contracts Designated as Hedges:
Interest Rate Swap:
Realized loss	—	—	(471)
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(4,706)	3,801	2,120
Realized (loss) gain	(5,776)	654	2,297
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized (loss) gain	(1,719)	397	(374)
Realized gain (loss)	3,386	(298)	(475)
Unrealized gain (loss) on net investment hedges	39,374	(14,261)	(7,783)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - acquisition-related:
Realized loss	—	—	(7,177)
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(1,389)	(762)	778
Realized (loss) gain	(4,342)	1,112	712
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(1,304)	1,687	(560)
Realized gain	1,355	1,359	868

Liability for Contingent Payments

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to its acquisitions of COT-Puritech, Inc. (“COT-Puritech”) in December 2011 and Clarus in July 2013, which are subject to the achievement of certain performance goals, and are included in Other liabilities in the Consolidated Balance Sheets. The fair value of the liability for contingent payments represents the present value of probability weighted expected cash flows based upon the Company’s internal model and projections and is included in Level Three of the fair value hierarchy. Accretion is recognized in Interest expense in the Consolidated Statements of Operations and realized or unrealized gains or losses are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. During 2014, the Company made the final cash payment, totaling $3.5 million, to settle the COT-Puritech contingent payment liability. During the year ended December 31, 2014, the Company recognized an unrealized gain related to the Clarus contingent payment liability, as the performance criteria are no longer expected to be met.

A summary of activity in the Company’s liability for contingent payments is as follows:

(In thousands)
Balance, January 1, 2012	$4,359
Interest accretion	712
Unrealized loss	1,446
Balance, December 31, 2012	6,517
Additions for Clarus acquisition	2,494
Interest accretion	665
Cash payment	(3,500)
Balance, December 31, 2013	6,176
Cash payment	(3,500)
Interest accretion	272
Unrealized gain	(2,948)
Balance, December 31, 2014	$—

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. Customers purchasing from our operations in China represented 18% of the Company’s Accounts receivable, net as of December 31, 2014.

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

Claims activity since December 31 related to asbestos claims is as follows(1):

	Year Ended December 31,
	2014	2013	2012
	(Number of claims)
Claims unresolved, beginning of period	22,393	23,523	25,269
Claims filed(2)	4,850	6,299	4,347
Claims resolved(3)	(5,562)	(7,429)	(6,093)
Claims unresolved, end of period	21,681	22,393	23,523
	(In dollars)
Average cost of resolved claims(4)	$7,513	$5,979	$6,585

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Each subsidiary has separate insurance coverage acquired prior to Company ownership of each independent entity. In its evaluation of the insurance asset, the Company used differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

For one of the subsidiaries, the Delaware Court of Chancery ruled on October 14, 2009 that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits) and that the subsidiary has rights to excess insurance policies purchased by a former owner of the business. Based upon this ruling mandating an “all sums” allocation, as well as more recent rulings by the Delaware Superior Court concerning the subsidiary’s coverage rights, the Company currently estimates that the subsidiary’s future expected recovery percentage is approximately 93% of asbestos-related costs with the subsidiary expected to be responsible for approximately 7% of its future asbestos-related costs. Depending on the outcome of the appeal discussed below, the expected insurance recovery percentage could change.

The subsidiary was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier. Certain first-layer excess insurers have defended and/or indemnified the subsidiary, subject to their reservations of rights and their applicable policy limits. A trial concerning the payment obligations of the Company’s excess insurers concluded during the fourth quarter of 2012 and the Superior Court issued a final judgment during the third quarter of 2014. Appeals have been entered. The subsidiary has been largely unsuccessful in obtaining defense and indemnity payments from its excess insurers. While not impacting the results of operations, the Company has funded $60.3 million that it expects its excess insurers to ultimately reimburse through December 31, 2014, and until the final rulings ordering payment by the insurers are issued, cash funding could range up to $10 million per quarter until final resolution. Due to a statistically significant increase in mesothelioma and lung cancer claims and higher settlement values per claim that have occurred and are expected to continue to occur in certain jurisdictions, partially offset by lower claims and lower settlement values per claim in other jurisdictions, the Company recorded a $0.6 million pre-tax charge during year ended December 31, 2013, which was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The pre-tax charge was comprised of an increase in asbestos-related liabilities of $10.8 million partially offset by an increase in expected insurance recoveries of $10.2 million. Due to a higher number of asbestos claims settlements and a decline in the insurance recovery rate that have occurred, the Company recorded a $6.9 million pre-tax charge during the year ended December 31, 2014, comprised of an increase in asbestos-related liabilities of $14.5 million partially offset by an increase in expected insurance recoveries of $7.6 million.

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

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case. During 2010, the court-appointed special allocation master made its recommendation. In May 2011, the court accepted the recommendation with modifications. A final judgment at the trial court level in this litigation was rendered during the year ended December 31, 2011. The Appellate Division confirmed the trial court rulings during the year ended December 31, 2014, but appeals have been entered. The subsidiary expects to be responsible for approximately 19.5% of all future asbestos-related costs.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31,
	2014	2013
	(In thousands)
Current asbestos insurance asset(1)	$34,540	$32,872
Current asbestos insurance receivable(1)	—	41,943
Long-term asbestos insurance asset(2)	282,679	299,057
Long-term asbestos insurance receivable(2)	82,340	21,411
Accrued asbestos liability(3)	50,175	51,142
Long-term asbestos liability(4)	346,099	358,288

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Minimum Lease Obligations

The Company’s minimum obligations under non-cancelable operating leases are as follows:

December 31, 2014
(In thousands)
2015	$36,017
2016	28,697
2017	17,691
2018	14,483
2019	12,153
Thereafter	44,202
Total	$153,243

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2014, 2013 and 2012, the Company’s net rental expense related to operating leases was $39.8 million, $35.4 million and $39.5 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company had $406.5 million of unconditional purchase obligations with suppliers, substantially all of which is expected to be paid by December 31, 2015.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Segment Information

The Company conducts its operations through three operating segments: gas handling, fluid handling and fabrication technology. The gas-handling and fluid-handling operating segments are aggregated into a single reportable segment. A description of the Company’s reportable segments is as follows:

▪
Gas and Fluid Handling - a global supplier of a broad range of gas- and fluid-handling products, including heavy-duty centrifugal and axial fans, rotary heat exchangers, gas compressors, pumps, fluid-handling systems, controls and specialty valves, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and

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

The Company’s segment results were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net sales:
Gas and fluid handling	$2,329,598	$2,104,048	$1,901,132
Fabrication technology	2,294,878	2,103,161	2,012,724
Total Net sales	$4,624,476	$4,207,209	$3,913,856

Segment operating income (loss)(1):
Gas and fluid handling	$254,240	$270,708	$141,524
Fabrication technology	265,813	219,634	140,184
Corporate and other	(52,379)	(48,448)	(81,639)
Total segment operating income	$467,674	$441,894	$200,069

Depreciation, amortization and impairment charges:
Gas and fluid handling	$96,763	$62,792	$112,389
Fabrication technology	76,406	55,339	69,708
Corporate and other	1,555	1,127	1,306
Total depreciation, amortization and impairment charges	$174,724	$119,258	$183,403

Capital expenditures:
Gas and fluid handling	$32,558	$37,995	$42,343
Fabrication technology	47,955	33,437	41,146
Corporate and other	3,966	50	97
Total capital expenditures	$84,479	$71,482	$83,586

_________
(1) The following is a reconciliation of Income before income taxes to segment operating income:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2014	2013	2012

Income before income taxes	$358,248	$302,795	$48,439
Interest expense	51,305	103,597	91,570
Restructuring and other related charges	58,121	35,502	60,060
Segment operating income	$467,674	$441,894	$200,069

	December 31,
	2014	2013
	(In thousands)
Investments in Equity Method Investees:
Gas and fluid handling	$7,085	$7,097
Fabrication technology	45,411	43,698
	$52,496	$50,795

Total Assets:
Gas and fluid handling	$3,660,361	$4,028,675
Fabrication technology	3,489,388	2,477,534
Corporate and other	95,349	94,975
Total Assets	$7,245,098	$6,601,184

The detail of the Company’s operations by product type and geography is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net Sales by Major Product:
Gas handling	$1,676,180	$1,440,731	$1,242,371
Fluid handling	653,418	663,317	658,761
Welding and cutting	2,294,878	2,103,161	2,012,724
Total Net sales	$4,624,476	$4,207,209	$3,913,856

Net Sales by Origin(1):
United States	$1,097,864	$836,636	$789,259
Foreign locations	3,526,612	3,370,573	3,124,597
Total Net sales	$4,624,476	$4,207,209	$3,913,856
_________
(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	December 31,
	2014	2013
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$180,154	$145,829
Czech Republic	79,430	91,611
China	76,959	82,771
Other Foreign Locations	393,185	434,050
Property, plant and equipment, net	$729,728	$754,261
_________
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013.

	Quarter Ended
	March 28, 2014(1)	June 27, 2014(2)	September 26, 2014	December 31, 2014(3)
	(In thousands, except per share data)
Net sales	$1,054,331	$1,199,336	$1,164,453	$1,206,356
Gross profit	325,632	388,171	373,195	391,847
Net income	54,837	198,344	81,303	85,789
Net income attributable to Colfax Corporation common shareholders	24,877	191,785	73,389	80,134
Net income per share – basic	$0.22	$1.55	$0.59	$0.65
Net income per share – diluted	$0.22	$1.53	$0.59	$0.64

	Quarter Ended
	March 29, 2013	June 28, 2013	September 27, 2013	December 31, 2013(4)
	(In thousands, except per share data)
Net sales	$947,143	$1,074,118	$1,014,570	$1,171,378
Gross profit	290,725	337,822	320,294	357,381
Net income	32,275	67,200	65,475	44,193
Net income attributable to Colfax Corporation common shareholders	22,553	53,306	50,389	31,984
Net income per share – basic	$0.21	$0.53	$0.49	$0.31
Net income per share – diluted	$0.21	$0.52	$0.48	$0.31
__________
(1) On February 12, 2014 the Company entered into a Conversion Agreement with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”). As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment. See Note 11, “Equity” for additional information regarding the Preferred stock conversion inducement payment.
(2) Net income and Net income per share for the three months ended June 27, 2014 includes the benefit of deferred tax assets as a result of the effect of the Victor Acquisition on expected future income. This reassessment resulted in a decrease in the Company’s valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for the three months ended June 27, 2014 of $113.1 million.
(3) Net income and Net income per share for the three months ended December 31, 2014 were significantly impacted by the catch-up portion of the enactment of the U.S. tax extenders package related to the taxation of certain foreign income during the nine months ended September 26, 2014 in the U.S.
(4) Net income and Net income per share for the three months ended December 31, 2013 includes a $13.8 million gain to remeasure the Company’s equity investment in Sicelub to fair value upon increasing the Company’s ownership to 100%, which was included in Selling, general and administrative expense. See Note 4, “Acquisitions” for additional information regarding the Company’s acquisition of Sicelub. Additionally, during the three months ended December 31, 2013, the Company wrote-off $26.8 million of deferred financing fees and original issue discount associated with the Third Amendment to the Deutsche Bank Credit Agreement. See Note 10, “Debt” for additional information regarding the Third Amendment to the Deutsche Bank Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, management excluded Victor from its assessment, as provided by the Exchange Act and the applicable Securities and Exchange Commission’s rules and regulations concerning business combinations, because this entity was acquired by Colfax in April 2014, and the Company has not yet fully incorporated the internal control procedures of this business into the Company’s internal control over financial reporting. Victor represented 17% and 27% of the Company’s total and net assets, respectively, as of December 31, 2014 and 8% and 10% of Net sales and Net income available to Colfax Corporation common shareholders, respectively, for the year ended December 31, 2014.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2015 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2015 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2015 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2015 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2015 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2015 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page

95
of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(B)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(C)    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2015.
COLFAX CORPORATION
By: /s/ STEVEN E. SIMMS
Steven E. Simms
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 17, 2015

/s/ STEVEN E. SIMMS
Steven E. Simms
President and Chief Executive Officer
(Principal Executive Officer)

/s/ C. SCOTT BRANNAN
C. Scott Brannan
Senior Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ CLAY H. KIEFABER
Clay H. Kiefaber
Director

/s/ SAN W. ORR, III
San W. Orr, III
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

COLFAX CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Schedules:	Page Number in Form 10-K

Valuation and Qualifying Accounts	101

EXHIBIT INDEX

Exhibit No.	Description	Location*
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 13, 2008

4.1	Specimen Common Stock Certificate

10.1	Conversion Agreement, dated February 12, 2014, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 12, 2014

10.2	Colfax Corporation 2008 Omnibus Incentive Plan**

10.3	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.4	Form of Non-Qualified Stock Option Agreement **

10.5	Form of Performance Stock Unit Agreement**

10.6	Form of Outside Director Restricted Stock Unit Agreement (Three Year Vesting)**

10.7	Form of Outside Director Deferred Stock Unit Agreement**

10.8	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock (Three Year Vesting)**

10.9	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.10	Form of Outside Director Non-Qualified Stock Option Agreement**	Incorporated by reference to Exhibit 10.08 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

10.11	Form of Outside Director Restricted Stock Unit Agreement (One Year Vesting)**	Incorporated by reference to Exhibit 10.09 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

10.12	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock units (One Year Vesting)**	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

Exhibit No.	Description	Location*
10.13	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock units**

10.14	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013**	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.15	Employment Agreement between Colfax Corporation and Steven E. Simms**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 23, 2012

10.16	Amendment No. 1 to the Employment Agreement between Colfax Corporation and Steven E. Simms**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 28, 2014

10.17	Employment Agreement between Colfax Corporation and Clay H. Kiefaber**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on March 28, 2011

10.18	Amendment No. 1 to the Employment Agreement between Colfax Corporation and Clay H. Kiefaber**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 23, 2012

10.19	Employment Agreement between Colfax Corporation and C. Scott Brannan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 22, 2010

10.20	Employment Agreement between Colfax Corporation and Daniel A. Pryor**	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.21	Service Agreement between Howden Group Ltd. and Ian Brander dated December 3, 2010**	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 25, 2013

10.22	Colfax Corporation Annual Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.23
Credit Agreement, dated September 12, 2011, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 99.6 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

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

10.25
Second Amendment to the Credit Agreement, dated February 22, 2013, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2013

10.26
Third Amendment to the Credit Agreement, dated November 7, 2013 by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on November 14, 2013

10.27	Incremental Amendment, dated May 14, 2014, by and among certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 14, 2014

10.28	Technical Amendment, dated December 10, 2014, by and among certain subsidiaries of Colfax Corporation identified therein and Deutsche Bank AG New York Branch	Filed herewith

10.29
Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales

10.30	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.31	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.32	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.33	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

Exhibit No.	Description	Location*
10.34	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.35	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.36	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.37	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.38	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

Exhibit No.	Description	Location*
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).

** Indicates management contract or compensatory plan, contract or arrangement.

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Charged to Other Accounts (2)	Write-Offs Write-Downs and Deductions	Acquisitions and Other(3)	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Year Ended December 31, 2014:
Allowance for doubtful accounts	$31,282	$2,950	$—	$(4,100)	$—	$(2,876)	$27,256
Allowance for excess slow-moving and obsolete inventory	32,773	8,748	—	(5,098)	—	(1,850)	34,573
Valuation allowance for deferred tax assets	360,910	11,933	(65,999)	(146,177)	1,790	(2,771)	159,686
Year Ended December 31, 2013:
Allowance for doubtful accounts	$16,464	$12,707	$—	$—	$2,753	$(642)	$31,282
Allowance for excess slow-moving and obsolete inventory	9,221	21,629	—	(2,026)	4,207	(258)	32,773
Valuation allowance for deferred tax assets	357,638	30,554	(27,233)	(3,373)	4,925	(1,601)	360,910
Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,578	$13,917	$—	$(192)	$—	$161	$16,464
Allowance for excess slow-moving and obsolete inventory	6,735	3,341	—	(1,001)	—	146	9,221
Valuation allowance for deferred tax assets	79,855	103,785	20,676	—	153,322	—	357,638
____________

(1)	Amounts charged to expense are net of recoveries for the respective period.

(2)	Represents amount charge to Accumulated other comprehensive loss and, for the year ended December 31, 2014, includes reclassifications to deferred tax asset accounts.

(3)
Includes reclassifications related to the Charter Acquisition during the year ended December 31, 2013. The valuation allowance for deferred tax assets during the year ended December 31, 2013 reflects the impact of retrospective adjustments recorded during the year ended December 31, 2014. See Note 4, "Acquisitions" for further discussion.