Form 10-Q
period 2015-03-27
Colfax CORP
filed 2015-04-23
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2015
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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 27, 2015, there were 123,832,610 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 27, 2015	March 28, 2014

Net sales	$911,070	$1,054,331
Cost of sales	616,632	728,699
Gross profit	294,438	325,632
Selling, general and administrative expense	213,232	231,582
Restructuring and other related charges	3,753	6,312
Operating income	77,453	87,738
Interest expense	12,044	12,322
Income before income taxes	65,409	75,416
Provision for income taxes	9,134	20,579
Net income	56,275	54,837
Less: income attributable to noncontrolling interest, net of taxes	4,219	8,047
Net income attributable to Colfax Corporation	52,056	46,790
Dividends on preferred stock	—	2,348
Preferred stock conversion inducement payment	—	19,565
Net income available to Colfax Corporation common shareholders	$52,056	$24,877
Net income per share - basic and diluted	$0.42	$0.22

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 27, 2015	March 28, 2014
Net income	$56,275	$54,837
Other comprehensive loss:
Foreign currency translation	(189,725)	(5,649)
Unrealized gain (loss) on hedging activities, net of tax of $2,790 and $(133)	22,181	(168)
Changes in deferred tax related to pension and other postretirement benefit cost	2,110	—
Amounts reclassified from Accumulated other comprehensive loss:
Net pension and other postretirement benefit cost, net of tax of $938 and $173	2,216	1,893
Other comprehensive loss	(163,218)	(3,924)
Comprehensive (loss) income	(106,943)	50,913
Less: comprehensive income attributable to noncontrolling interest	1,343	4,819
Comprehensive (loss) income attributable to Colfax Corporation	$(108,286)	$46,094

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	March 27, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,918	$305,448
Trade receivables, less allowance for doubtful accounts of $25,313 and $27,256	1,014,905	1,029,150
Inventories, net	455,701	442,732
Other current assets	345,078	322,133
Total current assets	2,022,602	2,099,463
Property, plant and equipment, net	679,658	729,728
Goodwill	2,763,959	2,872,903
Intangible assets, net	981,678	1,043,583
Other assets	497,335	499,421
Total assets	$6,945,232	$7,245,098

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$10,268	$9,855
Accounts payable	762,813	780,287
Accrued liabilities	481,939	495,393
Total current liabilities	1,255,020	1,285,535
Long-term debt, less current portion	1,428,227	1,529,389
Other liabilities	1,013,369	1,077,730
Total liabilities	3,696,616	3,892,654
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,832,610 and 123,730,578 issued and outstanding	124	124
Additional paid-in capital	3,205,895	3,200,832
Retained earnings	441,617	389,561
Accumulated other comprehensive loss	(604,033)	(443,691)
Total Colfax Corporation equity	3,043,603	3,146,826
Noncontrolling interest	205,013	205,618
Total equity	3,248,616	3,352,444
Total liabilities and equity	$6,945,232	$7,245,098

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2015	123,730,578	$124	$3,200,832	$389,561	$(443,691)	$205,618	$3,352,444
Net income	—	—	—	52,056	—	4,219	56,275
Distributions to noncontrolling owners	—	—	—	—	—	(1,948)	(1,948)
Other comprehensive loss, net of tax of $1.6 million	—	—	—	—	(160,342)	(2,876)	(163,218)
Common stock-based award activity	102,032	—	5,063	—	—	—	5,063
Balance at March 27, 2015	123,832,610	$124	$3,205,895	$441,617	$(604,033)	$205,013	$3,248,616

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 27, 2015	March 28, 2014

Cash flows from operating activities:
Net income	$56,275	$54,837
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and impairment charges	36,926	31,208
Stock-based compensation expense	4,374	3,679
Non-cash interest expense	1,917	2,089
Deferred income tax provision (benefit)	1,668	(960)
Changes in operating assets and liabilities:
Trade receivables, net	(35,704)	(39,834)
Inventories, net	(34,053)	(29,891)
Accounts payable	19,298	(77,449)
Changes in other operating assets and liabilities	(52,751)	(10,714)
Net cash used in operating activities	(2,050)	(67,035)

Cash flows from investing activities:
Purchases of fixed assets, net	(11,161)	(12,593)
Net cash used in investing activities	(11,161)	(12,593)

Cash flows from financing activities:
Payments under term credit facility	(15,141)	—
Proceeds from borrowings on revolving credit facilities and other	115,726	153,617
Repayments of borrowings on revolving credit facilities and other	(169,936)	(490,656)
Proceeds from issuance of common stock, net	689	611,748
Preferred stock conversion inducement payment	—	(19,565)
Payments of dividend on preferred stock	—	(3,853)
Other	(2,510)	(4,168)
Net cash (used in) provided by financing activities	(71,172)	247,123

Effect of foreign exchange rates on Cash and cash equivalents	(14,147)	3,388

(Decrease) increase in Cash and cash equivalents	(98,530)	170,883
Cash and cash equivalents, beginning of period	305,448	311,301
Cash and cash equivalents, end of period	$206,918	$482,184

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

The Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), filed with the SEC on February 17, 2015.

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

The results of operations for the three months ended March 27, 2015 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605—Revenue Recognition. ASU No. 2014-09 is currently effective for fiscal years beginning after December 15, 2016, and is to be applied retrospectively, or on a modified retrospective basis. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year. Under the proposal, ASU No. 2014-09 would be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The FASB plans to expose its decisions for a thirty day public comment period in a proposed Accounting Standards Update, which is expected to be issued during the second quarter of 2015. The Company is currently evaluating the impact of adopting ASU No. 2014-09 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)” (“ASU No. 2015-03”). ASU No. 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently debt issuance costs are presented as a deferred charge under GAAP. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company plans to early adopt ASU No. 2015-03 during the year ending December 31, 2015 and does not expect it to have a material impact on the Consolidated Balance Sheets.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Net Income Per Share

Net income per share available to Colfax Corporation common shareholders was computed as follows:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In thousands, except share data)
Net income available to Colfax Corporation common shareholders	$52,056	$24,877
Weighted-average shares of Common stock outstanding - basic	123,947,392	112,495,104
Net effect of potentially dilutive securities - stock options and restricted stock units	1,145,243	1,600,653
Weighted-average shares of Common stock outstanding - diluted(1)	125,092,635	114,095,757
Net income per share - basic and diluted	$0.42	$0.22

(1) For the period from January 1, 2014 through February 12, 2014, Net income per share - diluted was calculated consistently with the if-converted method in accordance with GAAP until the outstanding shares of Series A Perpetual Convertible Preferred Stock were converted to Common stock on February 12, 2014. However, weighted-average shares outstanding - diluted for the three months ended March 28, 2014 excludes the weighted average effect of 5.7 million Common stock equivalents for the period from January 1, 2014 through February 12, 2014, as their inclusion would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 27, 2015 and March 28, 2014 excludes approximately 2.1 million and 0.5 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

4. Income Taxes

During the three months ended March 27, 2015, Income before income taxes was $65.4 million and the Provision for income taxes was $9.1 million. The effective tax rate of 14.0% for the three months ended March 27, 2015 differs from the U.S. federal statutory rate primarily due to a tax benefit of $13.0 million associated with the resolution of certain liabilities for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

During the three months ended March 28, 2014, Income before income taxes was $75.4 million and the Provision for income taxes was $20.6 million. The effective tax rate of 27.3% for the three months ended March 28, 2014 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2014.

5. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended March 27, 2015 and March 28, 2014. All amounts are net of tax and noncontrolling interest.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2015	$(240,513)	$(227,059)	$23,881	$(443,691)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	5,833	(188,344)	(224)	(182,735)
Loss on long-term intra-entity foreign currency transactions	—	(4,107)	—	(4,107)
Gain on net investment hedges	—	—	28,685	28,685
Unrealized loss on cash flow hedges	—	—	(6,511)	(6,511)
Other	2,110	—	—	2,110
Other comprehensive income (loss) before reclassifications	7,943	(192,451)	21,950	(162,558)
Amounts reclassified from Accumulated other comprehensive loss	2,216	—	—	2,216
Net current period Other comprehensive income (loss)	10,159	(192,451)	21,950	(160,342)
Balance at March 27, 2015	$(230,354)	$(419,510)	$45,831	$(604,033)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2014	$(163,092)	$123,021	$(6,529)	$(46,600)
Other comprehensive loss before reclassifications:
Foreign currency translation adjustment	(112)	(7,134)	2	(7,244)
Gain on long-term intra-entity foreign currency transactions	—	4,751	—	4,751
Gain on net investment hedges	—	—	1,985	1,985
Unrealized loss on cash flow hedges	—	—	(2,089)	(2,089)
Other comprehensive loss before reclassifications	(112)	(2,383)	(102)	(2,597)
Amounts reclassified from Accumulated other comprehensive loss	1,893	—	—	1,893
Net current period Other comprehensive income (loss)	1,781	(2,383)	(102)	(704)
Balance at March 28, 2014	$(161,311)	$120,638	$(6,631)	$(47,304)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the three months ended March 27, 2015 and March 28, 2014 is as follows:

	Three Months Ended March 27, 2015
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$3,092	$(938)	$2,154
Amortization of prior service cost(1)	62	—	62
	$3,154	$(938)	$2,216

	Three Months Ended March 28, 2014
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$2,004	$(173)	$1,831
Amortization of prior service cost(1)	62	—	62
	$2,066	$(173)	$1,893

(1) Included in the computation of net periodic benefit cost. See Note 9, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

During the three months ended March 27, 2015 and March 28, 2014, Noncontrolling interest decreased by $2.9 million and $3.2 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

6. Inventories, Net

Inventories, net consisted of the following:

	March 27, 2015	December 31, 2014
	(In thousands)
Raw materials	$169,184	$164,115
Work in process	87,564	81,110
Finished goods	242,287	239,808
	499,035	485,033
Less: customer progress payments	(10,123)	(7,728)
Less: allowance for excess, slow-moving and obsolete inventory	(33,211)	(34,573)
Inventories, net	$455,701	$442,732

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Debt

Long-term debt consisted of the following:

	March 27, 2015	December 31, 2014
	(In thousands)
Term loans	$1,168,989	$1,212,908
Trade receivables financing arrangement	80,000	80,000
Revolving credit facilities and other	189,506	246,336
Total Debt	1,438,495	1,539,244
Less: current portion	(10,268)	(9,855)
Long-term debt	$1,428,227	$1,529,389

The Company is party to a credit agreement by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, as amended (the “Deutsche Bank Credit Agreement”).

The Company had an original issue discount of $11.5 million and deferred financing fees of $9.1 million included in its Condensed Consolidated Balance Sheet as of March 27, 2015, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Deutsche Bank Credit Agreement. As of March 27, 2015, the weighted-average interest rate of borrowings under the amended Deutsche Bank Credit Agreement was 1.69%, excluding accretion of original issue discount, and there was $752.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $671.3 million. Total letters of credit of $359.4 million were outstanding as of March 27, 2015.

On December 22, 2014, the Company entered into a receivables financing facility, pursuant to which it established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80 million program limit. As of March 27, 2015, the total outstanding borrowings under the receivables financing facility were $80 million and the interest rate was 0.9%. The scheduled termination date for the receivables financing facility is December 21, 2015, which may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

As of March 27, 2015, the Company is in compliance with the covenants under the Deutsche Bank Credit Agreement.

8. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 27, 2015	December 31, 2014
	(In thousands)
Accrued payroll	$112,353	$120,068
Advance payments from customers	54,053	58,049
Accrued taxes and deferred tax liability - current portion	61,901	58,009
Accrued asbestos-related liability	53,849	50,175
Warranty liability - current portion	45,077	47,966
Accrued restructuring liability - current portion	14,078	21,846
Accrued third-party commissions	11,530	11,026
Other	129,098	128,254
Accrued liabilities	$481,939	$495,393

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In thousands)
Warranty liability, beginning of period	$51,135	$61,472
Accrued warranty expense	4,461	4,667
Changes in estimates related to pre-existing warranties	(844)	277
Cost of warranty service work performed	(5,606)	(5,519)
Foreign exchange translation effect	(2,566)	(236)
Warranty liability, end of period	$46,580	$60,661

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company.

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 27, 2015
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$7,551	$969	$(3,290)	$(538)	$4,692
Facility closure costs(2)	1,445	401	(518)	(139)	1,189
	8,996	1,370	(3,808)	(677)	5,881
Non-cash impairment		1,275
		2,645
Fabrication Technology:
Termination benefits(1)	11,155	931	(5,149)	(366)	6,571
Facility closure costs(2)	1,937	177	(74)	(197)	1,843
	13,092	1,108	(5,223)	(563)	8,414
Corporate and Other:
Facility closure costs(2)	922	—	(75)	(41)	806
	922	—	(75)	(41)	806
	$23,010	2,478	$(9,106)	$(1,281)	$15,101
Non-cash impairment		1,275
		$3,753

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
(3) As of March 27, 2015, $14.1 million and $1.0 million of the Company’s restructuring liability was included in Accrued liabilities and
Other liabilities, respectively.

The Company expects to incur Restructuring and other related charges of approximately $45 million during the remainder of 2015 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$—	$—
Interest cost	4,293	4,556
Expected return on plan assets	(6,020)	(5,815)
Amortization	1,901	1,298
Net periodic benefit cost	$174	$39

Pension Benefits-Non U.S. Plans:
Service cost	$1,207	$897
Interest cost	9,759	12,406
Expected return on plan assets	(8,656)	(10,729)
Amortization	1,078	658
Net periodic benefit cost	$3,388	$3,232

Other Post-Retirement Benefits:
Service cost	$51	$34
Interest cost	326	298
Amortization	175	110
Net periodic benefit cost	$552	$442

10. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.4 billion and $1.5 billion as of March 27, 2015 and December 31, 2014, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	March 27, 2015
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,707	$—	$—	$22,707
Foreign currency contracts related to sales - designated as hedges	—	4,185	—	4,185
Foreign currency contracts related to sales - not designated as hedges	—	1,616	—	1,616
Foreign currency contracts related to purchases - designated as hedges	—	1,987	—	1,987
Foreign currency contracts related to purchases - not designated as hedges	—	261	—	261
Deferred compensation plans	—	3,487	—	3,487
	$22,707	$11,536	$—	$34,243

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$11,438	$—	$11,438
Foreign currency contracts related to sales - not designated as hedges	—	2,876	—	2,876
Foreign currency contracts related to purchases - designated as hedges	—	569	—	569
Foreign currency contracts related to purchases - not designated as hedges	—	537	—	537
Deferred compensation plans	—	3,487	—	3,487
	$—	$18,907	$—	$18,907

	December 31, 2014
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$23,143	$—	$—	$23,143
Foreign currency contracts related to sales - designated as hedges	—	4,524	—	4,524
Foreign currency contracts related to sales - not designated as hedges	—	1,007	—	1,007
Foreign currency contracts related to purchases - designated as hedges	—	1,980	—	1,980
Foreign currency contracts related to purchases - not designated as hedges	—	478	—	478
Deferred compensation plans	—	2,941	—	2,941
	$23,143	$10,930	$—	$34,073

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$7,163	$—	$7,163
Foreign currency contracts related to sales - not designated as hedges	—	2,793	—	2,793
Foreign currency contracts related to purchases - designated as hedges	—	695	—	695
Foreign currency contracts related to purchases - not designated as hedges	—	661	—	661
Deferred compensation plans	—	2,941	—	2,941
	$—	$14,253	$—	$14,253

There were no transfers in or out of Level One, Two or Three during the three months ended March 27, 2015.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of March 27, 2015 and December 31, 2014, the Company had foreign currency contracts with the following notional values:

	March 27, 2015	December 31, 2014
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$135,568	$124,838
Foreign currency contracts sold - designated as hedges	195,103	250,743
Foreign currency contracts purchased - not designated as hedges	37,762	36,080
Foreign currency contracts purchased - designated as hedges	34,647	53,944
Total foreign currency derivatives	$403,080	$465,605

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized loss	$(5,759)	$(1,388)
Realized gain (loss)	452	(809)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized loss	(2,553)	(605)
Realized gain	1,313	437
Unrealized gain on net investment hedges (1)	28,685	1,985
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	526	(169)
Realized loss	(3,726)	(951)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized loss	(144)	(695)
Realized gain	579	1,350

(1) The unrealized gain on net investment hedges is attributable to the change in valuation of Euro denominated debt.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Three Months Ended
	March 27, 2015	March 28, 2014
	(Number of claims)
Claims unresolved, beginning of period	21,681	22,393
Claims filed(2)	1,226	1,199
Claims resolved(3)	(1,058)	(1,044)
Claims unresolved, end of period	21,849	22,548

(1) Excludes claims filed by one legal firm that have been “administratively dismissed.”
(2) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	March 27, 2015	December 31, 2014
	(In thousands)
Current asbestos insurance asset(1)	$34,296	$34,540
Long-term asbestos insurance asset(2)	279,094	282,679
Long-term asbestos insurance receivable(2)	91,111	82,340
Accrued asbestos liability(3)	53,849	50,175
Long-term asbestos liability(4)	342,776	346,099

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

Other Litigation Matters

On April 10, 2015, the Court of Chancery of the State of Delaware dismissed with prejudice, in its entirety and on the merits, the derivative action brought in March 2014 by two alleged stockholders of the Company against our directors, BDT CF Acquisition Vehicle, LLC and BDT Capital Partners, LLC.

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

12. Segment Information

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In thousands)
Net sales:
Gas and fluid handling	$422,209	$573,949
Fabrication technology	488,861	480,382
	$911,070	$1,054,331
Segment operating income (loss)(1):
Gas and fluid handling	$36,257	$55,998
Fabrication technology	57,346	53,863
Corporate and other	(12,397)	(15,811)
	$81,206	$94,050

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In thousands)
Income before income taxes	$65,409	$75,416
Interest expense	12,044	12,322
Restructuring and other related charges	3,753	6,312
Segment operating income	$81,206	$94,050

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In thousands)
Gas handling	$300,239	$424,167
Fluid handling	121,970	149,782
Welding and cutting	488,861	480,382
Total Net sales	$911,070	$1,054,331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.“Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2015 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2015.

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

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2014 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2014 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the first quarter of 2015 to the comparable 2014 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the gas- and fluid-handling segment, where this information is relevant. The change in Net sales due to acquisitions represents the change in sales due to the following acquisition:

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

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 72% for the first quarter of 2015, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. The strengthening of the U.S. dollar since the first quarter of 2014 has had a significant impact on our reported results in 2015. Changes in foreign exchange rates have reduced Net sales by approximately 11%, and Income before income taxes by approximately 15%. The changes in foreign exchange rates since December 31, 2014 decreased net assets by approximately 6%.

In February 2015, the Venezuelan government introduced a marginal foreign exchange system (“SIMADI”) which replaces an auction-based foreign exchange system that began operating on March 24, 2014 (“SICAD II”), which we previously used to remeasure our Venezuelan operations. During the first quarter of 2015, we have determined the SIMADI to be the most appropriate rate with which to remeasure our Venezuelan operations from the multiple current legal mechanisms in Venezuela to exchange currency. As of and for the first quarter ended March 27, 2015, our Venezuelan operations represented less than 1% of our Total assets and Net sales. The foreign currency transaction loss recognized related to the adoption of the SIMADI did not have a material impact on our Condensed Consolidated Statement of Income for the first quarter of 2015.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our Net sales decreased from Net sales of $1,054.3 million in the first quarter of 2014 to $911.1 million in the first quarter of 2015. The following table presents components of our consolidated Net sales and, for our gas- and fluid-handling segment, components of orders and order backlog:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the three months ended March 28, 2014	$1,054.3		$583.4		$1,592.0
Components of Change:
Existing businesses(2)	(129.3)	(12.3)%	(84.7)	(14.5)%	(27.6)	(1.7)%
Acquisitions(3)	103.9	9.9%	—	—%	—	—%
Foreign currency translation(4)	(117.8)	(11.2)%	(51.8)	(8.9)%	(213.5)	(13.4)%
	(143.2)	(13.6)%	(136.5)	(23.4)%	(241.1)	(15.1)%
As of and for the three months ended March 27, 2015	$911.1		$446.9		$1,350.9

(1) Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling segment.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3) Represents the incremental sales as a result of the Victor Acquisition.
(4) Represents the difference between prior year sales, orders and order backlog valued at the actual prior year foreign exchange rates and prior year sales, orders and order backlog valued at current year foreign exchange rates.

The decrease in Net sales from existing businesses during the first quarter of 2015 compared to the first quarter of 2014 was attributable to a decrease of $98.6 million in our gas- and fluid-handling segment and a decrease of $30.7 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the first quarter of 2015 compared to the first quarter of 2014 due to declines in the power generation, mining and general industrial and other end markets, partially offset by growth in the oil, gas and petrochemical and marine end markets.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In millions)
Gas and Fluid Handling	$422.2	$573.9
Fabrication Technology	488.9	480.4
Total Net sales	$911.1	$1,054.3

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(Dollars in millions)
Net sales	$422.2	$573.9
Gross profit	129.5	162.5
Gross profit margin	30.7%	28.3%
Restructuring and other related charges	$2.6	$2.9
Selling, general and administrative expense	93.3	106.5
Selling, general and administrative expense as a percentage of Net sales	22.1%	18.6%
Segment operating income	$36.3	$56.0
Segment operating income margin	8.6%	9.8%

The $98.6 million Net sales decrease due to existing businesses during the first quarter of 2015 in comparison to the first quarter of 2014, as discussed and defined under “Sales, Orders and Backlog” above, was due to declines in all end markets except mining. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $53.1 million. Gross profit decreased in the first quarter of 2015 reflecting the impact of changes in foreign exchange rates and lower volumes. Gross profit margin increased during the first quarter of 2015 in comparison to the first quarter of 2014 as improved margins through cost control and restructuring savings were more than sufficient to offset the impact of lower volumes. Selling, general and administrative expense for the first quarter of 2015 decreased compared to the first quarter of 2014 primarily due to changes in foreign exchange rates, a decrease in acquisition integration costs and the positive benefit of restructuring actions to reduce structural costs and integrate acquisitions made during the fourth quarter of 2013.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(Dollars in millions)
Net sales	$488.9	$480.4
Gross profit	164.9	163.1
Gross profit margin	33.7%	34.0%
Restructuring and other related charges	$1.1	$3.4
Selling, general and administrative expense	107.5	109.3
Selling, general and administrative expense as a percentage of Net sales	22.0%	22.8%
Segment operating income	$57.3	$53.9
Segment operating income margin	11.7%	11.2%

The $8.5 million Net sales increase during the first quarter of 2015 compared to the first quarter of 2014 was primarily the result of acquisition-related growth of $103.9 million, mostly offset by a negative impact from foreign exchange rates of $64.7 million and a $30.7 million Net sales decline from existing businesses. The Net sales decline from existing business during the first quarter of 2015, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of a decrease in equipment sales and consumable volumes in most regions. Gross profit increased during the first quarter of 2015, which was primarily the result of acquisition related growth offset by the impact of changes in foreign exchange rates and lower volumes within ESAB. Gross profit margin decreased during the first quarter of 2015 as the positive impact of the higher gross profit margins of Victor were offset by the lower gross profit margins within ESAB due to the impact of lower volumes. The decrease in Selling, general and administrative expense during the first quarter of 2015 compared to the first quarter of 2014 was primarily due to changes in foreign exchange rates, cost control activities and the impact of lower volumes, partially offset by an acquisition-related increase of $24.1 million.

Gross Profit - Total Company

	Three Months Ended
	March 27, 2015	March 28, 2014
	(Dollars in millions)
Gross profit	$294.4	$325.6
Gross profit margin	32.3%	30.9%

The $31.2 million decrease in Gross profit during the first quarter of 2015 in comparison to the first quarter of 2014 was attributable to a decrease of $33.0 million in our gas- and fluid-handling segment, partially offset by an increase of $1.8 million in our fabrication technology segment. Gross profit decreased during the first quarter of 2015 primarily due to changes in foreign exchange rates and lower overall volumes, which were partially offset by acquisition-related growth. Gross profit margin increased during the first quarter of 2015 as the impact of cost control and restructuring savings in our gas- and fluid-handling segment and the higher gross profit margin sales at Victor were sufficient to offset the volume declines due to existing businesses. Changes in foreign exchange rates during the first quarter of 2015 had a $38.9 million negative impact on Gross profit in comparison to the first quarter of 2014.

Operating Expenses - Total Company

	Three Months Ended
	March 27, 2015	March 28, 2014
	(Dollars in millions)
Selling, general and administrative expense	$213.2	$231.6
Selling, general and administrative expense as a percentage of Net sales	23.4%	22.0%
Restructuring and other related charges	$3.8	$6.3

Selling, general and administrative expense decreased by $18.4 million in comparison to the first quarter of 2014 primarily due to lower volumes, a decrease in acquisition integration costs and the positive benefit of restructuring actions to reduce structural costs and integrate acquisitions. These items were partially offset by a $24.1 million acquisition-related increase in Selling, general and administrative expense during the first quarter of 2015. Restructuring and other related charges decreased during the first quarter of 2015 compared to the first quarter of 2014 primarily due to a decrease in restructuring actions to reduce the structural costs associated with the acquisitions during the fourth quarter of 2013. Changes in foreign exchange rates during the first quarter of 2015 decreased Selling, general and administrative expense by $25.8 million in comparison to the first quarter of 2014.

Provision for Income Taxes - Total Company

The effective tax rate for the first quarter of 2015 was 14.0% compared to an effective income tax rate of 27.3% for the first quarter of 2014. The effective tax rate for the first quarter of 2015 was lower than the U.S. federal statutory tax rate primarily due to a tax benefit of $13.0 million associated with the resolution of certain liabilities for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015. The effective tax rate for the first quarter of 2014 was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2014.

Liquidity and Capital Resources

Overview

We have financed our capital and working capital requirements through a combination of cash flows from operating activities, borrowings under our bank credit facilities and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, asbestos-related cash outflows and funding of our pension plans. If determined appropriate for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Borrowing Arrangements

As of March 27, 2015, the weighted-average interest rate of borrowings under the Deutsche Bank Credit Agreement, as amended, was 1.69%, excluding accretion of original issue discount, and there was $752.9 million available on the revolving credit subfacilities, including $199.9 million available on a letter of credit subfacility.

The Company is also party to additional letter of credit facilities with total capacity of $671.3 million. Total letters of credit of $359.4 million were outstanding as of March 27, 2015.

On December 22, 2014, the Company entered into a receivables financing facility, pursuant to which it established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80 million program limit. As of March 27, 2015, the total outstanding borrowings under the receivables financing facility were $80 million and the interest rate was 0.9%. The scheduled termination date for the receivables financing facility is December 21, 2015, which may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

In connection with the Deutsche Bank Credit Agreement, the Company has pledged substantially all of its domestic subsidiaries’ assets, other than the transferred receivables discussed above, and 65% of the shares of certain first tier international subsidiaries as collateral against borrowings to its U.S. companies. In addition, subsidiaries in certain foreign jurisdictions have guaranteed the Company’s obligations on borrowings of one of its European subsidiaries, as well as pledged substantially all of their assets for such borrowings to this European subsidiary under the Deutsche Bank Credit Agreement. The Deutsche Bank Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay dividends, incur debt or liens, redeem or repurchase equity, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 4.50 to 1.0 and a minimum interest coverage ratio, as defined therein, of 2.75 to 1.0, measured at the end of each quarter. The minimum interest coverage ratio increases by 25 basis points to 3.0 to 1.0 for the year ending December 31, 2016 and each year thereafter. The maximum total leverage ratio decreases 25 basis points to 4.25 to 1.0 for the year ending December 31, 2016 and each year thereafter. The Deutsche Bank Credit Agreement contains various events of default, including failure to comply with the financial covenants referenced above, and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loans and the revolving credit subfacilities and foreclose on the collateral. The Company is in compliance with all such covenants as of March 27, 2015. We believe that our sources of liquidity, including the Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of March 27, 2015, we had $206.9 million of Cash and cash equivalents, a decrease of $98.5 million from $305.4 million as of December 31, 2014. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	March 27, 2015	March 28, 2014
	(In millions)
Net cash used in operating activities	$(2.1)	$(67.0)
Purchases of fixed assets, net	(11.2)	(12.6)
Net cash used in investing activities	(11.2)	(12.6)
Repayments of borrowings, net	(69.4)	(337.0)
Proceeds from issuance of common stock, net	0.7	611.7
Preferred stock conversion inducement payment	—	(19.6)
Other	(2.5)	(8.0)
Net cash (used in) provided by financing activities	(71.2)	247.1
Effect of foreign exchange rates on Cash and cash equivalents	(14.0)	3.4
(Decrease) increase in Cash and cash equivalents	$(98.5)	$170.9

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $9.4 million and $12.6 million during the during the first quarter of 2015 and 2014, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the first quarter of 2015 and 2014, cash contributions for defined benefit plans were $8.5 million and $15.2 million, respectively.

•	During the first quarter of 2015 and 2014, cash payments of $9.1 million and $9.7 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the first quarter of 2015, net working capital consumed cash of $50.5 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory levels, partially offset by an increase in payables. The principal contributors to the increase in working capital were higher inventory levels within the fabrication technology segment and an increase in receivables in our gas- and fluid-handling segment, both normal seasonal changes. During the first quarter of 2014, net working capital increased, primarily due to an increase in inventory and receivables levels, which reduced our cash flows from operating activities. While increased working capital in the first quarter is in line with seasonal trends, the 2014 increase was much higher than normal. The principal contributors to this higher than normal increase were the reduction in payables from high levels at year-end and significant costs in excess of billings on long-term contracts as of March 28, 2014.

Cash flows from financing activities for the first quarter of 2014 were impacted by the sale of newly issued Common Stock and the conversion of the Series A Perpetual Convertible Preferred Stock in February of 2014.

Our Cash and cash equivalents as of March 27, 2015 includes $199.1 million held in jurisdictions outside the U.S., which may be subject to tax penalties if repatriated into the U.S. and other restrictions.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2014 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Deutsche Bank Credit Agreement and the receivables financing facility, substantially all of our borrowings as of March 27, 2015 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the first quarter of 2015 would have increased Interest expense by approximately $3.8 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the first quarter of 2015, approximately 72% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Deutsche Bank Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of March 27, 2015 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $180 million.

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

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will, therefore, continue to affect the reported amount of sales, profit, assets and liabilities in our Condensed Consolidated Financial Statements.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of March 27, 2015, our open commodity futures contracts were not material.

See Note 10, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 27, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 11, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2014 Form 10-K.

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
Steven E. Simms        (Principal Executive Officer)            April 23, 2015

/s/ C. SCOTT BRANNAN     Senior Vice President, Finance,
C. Scott Brannan        Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)        April 23, 2015