Form 10-Q
period 2015-06-26
Colfax CORP
filed 2015-07-23
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 26, 2015, there were 124,225,831 shares of the registrant's common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Net sales	$1,025,375	$1,199,336	$1,936,445	$2,253,667
Cost of sales	697,338	811,165	1,313,970	1,539,864
Gross profit	328,037	388,171	622,475	713,803
Selling, general and administrative expense	222,629	279,029	435,861	510,611
Restructuring and other related charges	8,834	13,474	12,587	19,786
Operating income	96,574	95,668	174,027	183,406
Interest expense	14,249	13,624	26,293	25,946
Income before income taxes	82,325	82,044	147,734	157,460
Provision for (benefit from) income taxes	23,496	(116,300)	32,630	(95,721)
Net income	58,829	198,344	115,104	253,181
Less: income attributable to noncontrolling interest, net of taxes	5,702	6,559	9,921	14,606
Net income attributable to Colfax Corporation	53,127	191,785	105,183	238,575
Dividends on preferred stock	—	—	—	2,348
Preferred stock conversion inducement payment	—	—	—	19,565
Net income available to Colfax Corporation common shareholders	$53,127	$191,785	$105,183	$216,662
Net income per share - basic	$0.43	$1.55	$0.85	$1.83
Net income per share - diluted	$0.42	$1.53	$0.84	$1.81

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income	$58,829	$198,344	$115,104	$253,181
Other comprehensive income (loss):
Foreign currency translation	117,484	46,531	(72,241)	40,882
Unrealized (loss) gain on hedging activities, net of tax of $11,638, $258, $14,428 and $125	(9,922)	3,292	12,259	3,124
Changes in deferred tax related to pension and other postretirement benefit cost	1,707	1,934	3,817	1,934
Amounts reclassified from Accumulated other comprehensive loss:
Net pension and other postretirement benefit cost, net of tax of $1,733, $132, $2,671 and $305	1,858	1,741	4,074	3,634
Other comprehensive income (loss)	111,127	53,498	(52,091)	49,574
Comprehensive income	169,956	251,842	63,013	302,755
Less: comprehensive income attributable to noncontrolling interest	4,013	8,691	5,356	13,510
Comprehensive income attributable to Colfax Corporation	$165,943	$243,151	$57,657	$289,245

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	June 26, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212,210	$305,448
Trade receivables, less allowance for doubtful accounts of $24,338 and $27,256	1,024,816	1,029,150
Inventories, net	447,305	442,732
Other current assets	320,895	323,148
Total current assets	2,005,226	2,100,478
Property, plant and equipment, net	671,991	727,435
Goodwill	2,860,075	2,873,023
Intangible assets, net	983,294	1,043,583
Other assets	489,431	491,842
Total assets	$7,010,017	$7,236,361

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,738	$9,855
Accounts payable	738,493	780,287
Accrued liabilities	458,110	496,207
Total current liabilities	1,203,341	1,286,349
Long-term debt, less current portion	1,376,932	1,526,955
Other liabilities	1,001,104	1,070,613
Total liabilities	3,581,377	3,883,917
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 124,225,831 and 123,730,578 issued and outstanding	124	124
Additional paid-in capital	3,215,963	3,200,832
Retained earnings	494,744	389,561
Accumulated other comprehensive loss	(491,217)	(443,691)
Total Colfax Corporation equity	3,219,614	3,146,826
Noncontrolling interest	209,026	205,618
Total equity	3,428,640	3,352,444
Total liabilities and equity	$7,010,017	$7,236,361

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2015	123,730,578	$124	$3,200,832	$389,561	$(443,691)	$205,618	$3,352,444
Net income	—	—	—	105,183	—	9,921	115,104
Distributions to noncontrolling owners	—	—	—	—	—	(1,948)	(1,948)
Other comprehensive loss, net of tax of $13.3 million	—	—	—	—	(47,526)	(4,565)	(52,091)
Common stock-based award activity	429,253	—	11,703	—	—	—	11,703
Contribution to defined benefit pension plan	66,000	—	3,428	—	—	—	3,428
Balance at June 26, 2015	124,225,831	$124	$3,215,963	$494,744	$(491,217)	$209,026	$3,428,640

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 26, 2015	June 27, 2014

Cash flows from operating activities:
Net income	$115,104	$253,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	71,113	86,754
Stock-based compensation expense	8,716	8,362
Non-cash interest expense	8,294	4,574
Deferred income tax provision (benefit)	1,168	(152,208)
Changes in operating assets and liabilities:
Trade receivables, net	(35,117)	(49,468)
Inventories, net	(21,522)	(19,620)
Accounts payable	(13,596)	(65,352)
Changes in other operating assets and liabilities	(67,291)	(29,151)
Net cash provided by operating activities	66,869	37,072

Cash flows from investing activities:
Purchases of fixed assets, net	(18,318)	(42,209)
Acquisition, net of cash acquired	—	(948,800)
Net cash used in investing activities	(18,318)	(991,009)

Cash flows from financing activities:
Borrowings under term credit facility	750,000	150,000
Payments under term credit facility	(1,214,122)	—
Proceeds from borrowings on revolving credit facilities and other	966,403	997,442
Repayments of borrowings on revolving credit facilities and other	(637,136)	(760,454)
Proceeds from issuance of common stock, net	2,987	612,663
Preferred stock conversion inducement payment	—	(19,565)
Payments of dividend on preferred stock	—	(3,853)
Other	(3,625)	(9,776)
Net cash (used in) provided by financing activities	(135,493)	966,457

Effect of foreign exchange rates on Cash and cash equivalents	(6,296)	10,148

(Decrease) increase in Cash and cash equivalents	(93,238)	22,668
Cash and cash equivalents, beginning of period	305,448	311,301
Cash and cash equivalents, end of period	$212,210	$333,969

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Colfax Corporation (the "Company" or "Colfax") is a diversified global industrial manufacturing and engineering company that provides gas- and fluid-handling and fabrication technology products and services to customers around the world under the Howden, ESAB and Colfax Fluid Handling brand names.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements.

The Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from the Company's audited financial statements. During the six months ended June 26, 2015, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2014, primarily due to the Company's valuation of specific items related to an acquisition that occurred in the three months ended June 27, 2014. See Note 3, "Acquisitions" for additional information regarding these adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC's rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), filed with the SEC on February 17, 2015.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

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

The results of operations for the three and six months ended June 26, 2015 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company's business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU No. 2014-09"). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605—Revenue Recognition. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. ASU 2014-09 is to be applied retrospectively, or on a modified retrospective basis. The Company is currently evaluating the impact of adopting ASU No. 2014-09 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30)" ("ASU No. 2015-03"). ASU No. 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has early adopted ASU No. 2015-03 during the three months ended June 26, 2015 resulting in $2.8 million of debt issuance costs presented as a direct deduction to the Company's Long-term debt in the Condensed Consolidated Balance Sheet as of June 26, 2015. The retrospective application of ASU No. 2015-03 decreased Other assets and Long-term debt by $2.4 million in the Condensed Consolidated Balance Sheet as of December 31, 2014.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-07, "Fair Value Measurement (Topic 820)- Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Subtopic 835-30)" ("ASU No. 2015-07"). ASU No. 2015-07 aims to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy along with the related required disclosures. ASU No. 2015-07 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company plans to early adopt ASU No. 2015-07 in the Notes to Financial Statements as of December 31, 2015 and will apply the disclosure provisions of ASU 2015-07 to all investments measured using the net asset value per share practical expedient.

3. Acquisitions

Subsequent to quarter-end, on June 30, 2015, Colfax completed the acquisition of the RootsTM blowers and compressors business unit ("Roots"), also known as Industrial Air & Gas Technologies, from GE Oil & Gas (the "Roots Acquisition") for approximately $185 million. Roots is a leading supplier of blower and compressor technologies which service a broad range of end markets, including wastewater treatment, chemical production, and power generation. The acquisition of Roots, with expected annual sales of approximately $120 million, will build on Howden's global strength in compressors and blowers and will add important application expertise and product solutions to the portfolio. Due to the timing of the Roots Acquisition, the Company is in the process of determining the purchase price allocation and thus, certain disclosures, including a reasonable estimate of Goodwill, are impracticable at this time.

On April 14, 2014, Colfax completed the acquisition of Victor Technologies Holdings, Inc. (the "Victor Acquisition"). During the six months ended June 26, 2015, the Company retrospectively adjusted provisional amounts with respect to the Victor Acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments for the six months ended June 26, 2015 increased the Goodwill balance by $0.1 million, primarily due to finalization of the Company's valuation of certain deferred tax assets and liabilities offset by finalization of the valuation of certain fixed assets and an adjustment to a VAT tax position in a specific foreign entity.

4. Net Income Per Share

Net income per share available to Colfax Corporation common shareholders was computed as follows:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(In thousands, except share data)
Computation of Net income per share - basic:
Net income available to Colfax Corporation common shareholders	$53,127	$191,785	$105,183	$216,662
Weighted-average shares of Common stock outstanding - basic	124,250,487	123,808,859	124,103,220	118,279,102
Net income per share - basic	$0.43	$1.55	$0.85	$1.83
Computation of Net income per share - diluted:
Net income available to Colfax Corporation common shareholders	$53,127	$191,785	$105,183	$216,662
Weighted-average shares of Common stock outstanding - basic	124,250,487	123,808,859	124,103,220	118,279,102
Net effect of potentially dilutive securities - stock options and restricted stock units	1,011,251	1,676,621	1,078,247	1,638,638
Weighted-average shares of Common stock outstanding - diluted(1)	125,261,738	125,485,480	125,181,467	119,917,740
Net income per share - diluted	$0.42	$1.53	$0.84	$1.81

(1) For the period from January 1, 2014 through February 12, 2014, Net income per share - diluted was calculated consistently with the if-converted method in accordance with GAAP until the outstanding shares of Series A Perpetual Convertible Preferred Stock were converted to Common stock on February 12, 2014. However, weighted-average shares outstanding - diluted for the six months ended June 27, 2014 excludes the weighted average effect of 2.8 million Common stock equivalents for the period from January 1, 2014 through February 12, 2014, as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 26, 2015 and June 27, 2014 excludes approximately 2.2 million and 0.7 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended June 26, 2015 and June 27, 2014 excludes approximately 2.1 million and 0.6 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three months ended June 26, 2015, Income before income taxes was $82.3 million and the Provision for income taxes was $23.5 million. The effective tax rate of 28.5% for the three months ended June 26, 2015 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

During the six months ended June 26, 2015, Income before income taxes was $147.7 million and the Provision for income taxes was $32.6 million. The effective tax rate of 22.1% for the six months ended June 26, 2015 differs from the U.S. federal statutory rate primarily due to a tax benefit of $13.0 million associated with the resolution of a certain liability for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

Income before income taxes was $82.0 million and $157.5 million and the Benefit from income taxes was $116.3 million and $95.7 million for the three and six months ended June 27, 2014, respectively. The Benefit from income taxes for both periods was impacted by the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future income. This reassessment resulted in a decrease in the Company's valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for the three and six months ended June 27, 2014 of $113.1 million. Additionally, a tax benefit of $19.4 million was included in Benefit from income taxes in the Condensed Consolidated Statements of Income for the three and six months ended June 27, 2014 associated with the resolution of a liability for unrecognized tax benefits. These items are the principal reasons for a tax benefit rather than a tax provision, which would result from the application of the U.S. federal statutory rate to the reported Income before income taxes for the three and six months ended June 27, 2014.

6. Equity

Common Stock

On May 21, 2015, the Company contributed 66,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan.

Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in the balances of each component of Accumulated other comprehensive (loss) income including reclassifications out of Accumulated other comprehensive (loss) income for the six months ended June 26, 2015 and June 27, 2014. All amounts are net of tax and noncontrolling interest.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2015	$(240,513)	$(227,059)	$23,881	$(443,691)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	4,530	(76,639)	(155)	(72,264)
Gain on long-term intra-entity foreign currency transactions	—	4,620	—	4,620
Gain on net investment hedges	—	—	10,212	10,212
Unrealized gain on cash flow hedges	—	—	2,015	2,015
Other	3,817	—	—	3,817
Other comprehensive income (loss) before reclassifications	8,347	(72,019)	12,072	(51,600)
Amounts reclassified from Accumulated other comprehensive loss	4,074	—	—	4,074
Net current period Other comprehensive income (loss)	12,421	(72,019)	12,072	(47,526)
Balance at June 26, 2015	$(228,092)	$(299,078)	$35,953	$(491,217)

	Accumulated Other Comprehensive (Loss) Income Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2014	$(163,092)	$123,021	$(6,529)	$(46,600)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	(512)	32,974	19	32,481
Gain on long-term intra-entity foreign currency transactions	—	9,531	—	9,531
Gain on net investment hedges	—	—	4,773	4,773
Unrealized loss on cash flow hedges	—	—	(1,683)	(1,683)
Other	1,934	—	—	1,934
Other comprehensive income before reclassifications	1,422	42,505	3,109	47,036
Amounts reclassified from Accumulated other comprehensive (loss) income	3,634	—	—	3,634
Net current period Other comprehensive income	5,056	42,505	3,109	50,670
Balance at June 27, 2014	$(158,036)	$165,526	$(3,420)	$4,070

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive (loss) income for the three and six months ended June 26, 2015 and June 27, 2014 is as follows:

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 26, 2015			Six Months Ended June 26, 2015
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$3,522	$(1,733)	$1,789	$6,614	$(2,671)	$3,943
Amortization of prior service cost(1)	69	—	69	131	—	131
	$3,591	$(1,733)	$1,858	$6,745	$(2,671)	$4,074

	Three Months Ended June 27, 2014			Six Months Ended June 27, 2014
	Amounts Reclassified From Accumulated Other Comprehensive (Loss) Income	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive (Loss) Income	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$1,811	$(132)	$1,679	$3,815	$(305)	$3,510
Amortization of prior service cost(1)	62	—	62	124	—	124
	$1,873	$(132)	$1,741	$3,939	$(305)	$3,634

(1) Included in the computation of net periodic benefit cost (income). See Note 10, "Net Periodic Benefit Cost - Defined Benefit Plans" for additional details.

During the six months ended June 26, 2015 and June 27, 2014, Noncontrolling interest decreased by $4.6 million and $1.1 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

7. Inventories, Net

Inventories, net consisted of the following:

	June 26, 2015	December 31, 2014
	(In thousands)
Raw materials	$159,068	$164,115
Work in process	80,566	81,110
Finished goods	258,158	239,808
	497,792	485,033
Less: customer progress payments	(14,647)	(7,728)
Less: allowance for excess, slow-moving and obsolete inventory	(35,840)	(34,573)
Inventories, net	$447,305	$442,732

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Debt

Long-term debt consisted of the following:

	June 26, 2015	December 31, 2014
	(In thousands)
Term loans	$730,538	$1,210,474
Trade receivables financing arrangement	80,000	80,000
Revolving credit facilities and other	573,132	246,336
Total Debt	1,383,670	1,536,810
Less: current portion	(6,738)	(9,855)
Long-term debt	$1,376,932	$1,526,955

On June 5, 2015, the Company entered into a credit agreement (the "Credit Agreement") by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator.

The proceeds of the loans under the Credit Agreement were used by the Company to repay in full its preexisting senior secured credit facility, by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the "Deutsche Bank Credit Agreement"), as well as for working capital and general corporate purposes. The Credit Agreement consists of a term loan in an aggregate amount of $750.0 million (the "Term Loan") and a revolving credit facility which totals $1.0 billion in commitments (the "Revolver"), each of which matures in five years. The Revolver contains a $50.0 million swing line loan sub-facility.

The Term Loan and the Revolver bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or the Eurocurrency rate (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. The Term Loan and the Revolver initially bear interest either at the Eurocurrency rate plus 1.50% or at the base rate plus 0.50%, and in future quarters will bear interest either at the Eurocurrency rate or the base rate plus the applicable interest rate margin based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), the Company's total leverage ratio and the corporate family rating of the Company as determined by Standard & Poor's and Moody's (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin and each swing line loan denominated in any other currency available under the credit facility will bear interest at the Eurocurrency rate plus the applicable interest rate margin.

In conjunction with the Credit Agreement, the Company recorded a charge to Interest expense in the Condensed Consolidated Statement of Income for the three months ended June 26, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.4 million of costs incurred in connection with the refinancing of the Deutsche Bank Credit Agreement. The Company had an original issue discount of $7.3 million and deferred financing fees of $10.5 million included in its Condensed Consolidated Balance Sheet as of June 26, 2015, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Credit Agreement. As of June 26, 2015, the weighted-average interest rate of borrowings under the Credit Agreement was 1.64%, excluding accretion of original issue discount, and there was $467.3 million available on the revolving credit facility.

The Company is also party to letter of credit facilities with total capacity of $735.7 million. Total letters of credit of $364.0 million were outstanding as of June 26, 2015.

On December 22, 2014, the Company entered into a receivables financing facility, pursuant to which it established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company's subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80 million program limit. As of June 26, 2015, the total outstanding borrowings under the receivables financing facility were $80 million and the interest rate was 0.9%. The scheduled termination date for the receivables financing facility is December 21, 2015, which may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The contractual maturities of the Company's debt as of June 26, 2015 are as follows(1):

(In thousands)
Remainder of 2015	$5,877
2016	5,620
2017	4,452
2018	4,142
2019	131,166
2020	1,242,500
Total contractual maturities	1,393,757
Debt discount (2)	(10,087)
Total debt	$1,383,670
________

(1) Represents scheduled payments required under the Credit Agreement through June 5, 2020, as well as the contractual maturities of other debt outstanding as of June 26, 2015, and reflects management's intention to repay scheduled maturities of the term loans outstanding under the Credit Agreement and the trade receivables financing arrangement (if not extended) with proceeds from the revolving credit facility.
(2) Includes $2.8 million of deferred debt issuance costs pursuant to the adoption of ASU 2015-03. See Note 2, "Recently Issued Accounting Pronouncements" for further discussion.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement. The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. As of June 26, 2015, the Company is in compliance with the covenants under the Credit Agreement.

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 26, 2015	December 31, 2014(1)
	(In thousands)
Accrued payroll	$118,376	$120,068
Advance payments from customers	55,626	58,049
Accrued taxes and deferred tax liability - current portion	50,097	58,823
Accrued asbestos-related liability	52,259	50,175
Warranty liability - current portion	40,951	47,966
Accrued restructuring liability - current portion	11,873	21,846
Accrued third-party commissions	11,929	11,026
Other	116,999	128,254
Accrued liabilities	$458,110	$496,207

(1) During the six months ended June 26, 2015 the Company retrospectively adjusted provisional amounts with respect to an acquisition completed during the three months ended June 27, 2014 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 3, "Acquisitions" for further discussion regarding these adjustments.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Warranty Liability

The activity in the Company's warranty liability consisted of the following:

	Six Months Ended
	June 26, 2015	June 27, 2014
	(In thousands)
Warranty liability, beginning of period	$51,135	$65,512
Accrued warranty expense	8,685	10,978
Changes in estimates related to pre-existing warranties	(2,696)	(2,764)
Cost of warranty service work performed	(12,641)	(12,830)
Acquisition	—	4,488
Foreign exchange translation effect	(2,013)	(4,336)
Warranty liability, end of period	$42,470	$61,048

Accrued Restructuring Liability

The Company's restructuring programs include a series of restructuring actions to reduce the structural costs of the Company.

A summary of the activity in the Company's restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 26, 2015
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$7,551	$1,642	$(5,608)	$(435)	$3,150
Facility closure costs(2)	1,445	1,745	(2,087)	(117)	986
	8,996	3,387	(7,695)	(552)	4,136
Non-cash impairment		1,918
		5,305
Fabrication Technology:
Termination benefits(1)	11,155	4,265	(9,229)	43	6,234
Facility closure costs(2)	1,937	3,017	(3,287)	59	1,726
	13,092	7,282	(12,516)	102	7,960
Corporate and Other:
Facility closure costs(2)	922	—	(213)	5	714
	922	—	(213)	5	714
	$23,010	10,669	$(20,424)	$(445)	$12,810
Non-cash impairment		1,918
		$12,587

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
(3) As of June 26, 2015, $11.9 million and $0.9 million of the Company's restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur Restructuring and other related charges of approximately $35 million during the remainder of 2015 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost (income) of the Company's defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$—	$—	$—	$—
Interest cost	4,288	4,766	8,581	9,322
Expected return on plan assets	(6,019)	(6,119)	(12,039)	(11,934)
Amortization	1,898	1,298	3,799	2,596
Net periodic benefit cost (income)	$167	$(55)	$341	$(16)

Pension Benefits-Non U.S. Plans:
Service cost	$818	$1,015	$2,025	$1,912
Interest cost	9,777	12,681	19,536	25,087
Expected return on plan assets	(9,153)	(10,914)	(17,809)	(21,643)
Amortization	1,501	465	2,579	1,123
Net periodic benefit cost	$2,943	$3,247	$6,331	$6,479

Other Post-Retirement Benefits:
Service cost	$51	$39	$102	$73
Interest cost	313	285	639	583
Amortization	192	110	367	220
Net periodic benefit cost	$556	$434	$1,108	$876

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's debt of $1.4 billion and $1.5 billion as of June 26, 2015 and December 31, 2014, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company's assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	June 26, 2015
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$23,720	$—	$—	$23,720
Foreign currency contracts related to sales - designated as hedges	—	7,256	—	7,256
Foreign currency contracts related to sales - not designated as hedges	—	1,625	—	1,625
Foreign currency contracts related to purchases - designated as hedges	—	405	—	405
Foreign currency contracts related to purchases - not designated as hedges	—	293	—	293
Deferred compensation plans	—	3,670	—	3,670
	$23,720	$13,249	$—	$36,969

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$4,555	$—	$4,555
Foreign currency contracts related to sales - not designated as hedges	—	1,140	—	1,140
Foreign currency contracts related to purchases - designated as hedges	—	898	—	898
Foreign currency contracts related to purchases - not designated as hedges	—	90	—	90
Deferred compensation plans	—	3,670	—	3,670
	$—	$10,353	$—	$10,353

	December 31, 2014
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$23,143	$—	$—	$23,143
Foreign currency contracts related to sales - designated as hedges	—	4,524	—	4,524
Foreign currency contracts related to sales - not designated as hedges	—	1,007	—	1,007
Foreign currency contracts related to purchases - designated as hedges	—	1,980	—	1,980
Foreign currency contracts related to purchases - not designated as hedges	—	478	—	478
Deferred compensation plans	—	2,941	—	2,941
	$23,143	$10,930	$—	$34,073

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$7,163	$—	$7,163
Foreign currency contracts related to sales - not designated as hedges	—	2,793	—	2,793
Foreign currency contracts related to purchases - designated as hedges	—	695	—	695
Foreign currency contracts related to purchases - not designated as hedges	—	661	—	661
Deferred compensation plans	—	2,941	—	2,941
	$—	$14,253	$—	$14,253

There were no transfers in or out of Level One, Two or Three during the six months ended June 26, 2015.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of June 26, 2015 and December 31, 2014, the Company had foreign currency contracts with the following notional values:

	June 26, 2015	December 31, 2014
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$136,407	$124,838
Foreign currency contracts sold - designated as hedges	217,610	250,743
Foreign currency contracts purchased - not designated as hedges	40,235	36,080
Foreign currency contracts purchased - designated as hedges	50,376	53,944
Total foreign currency derivatives	$444,628	$465,605

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	$6,267	$230	$508	$(1,158)
Realized gain (loss)	3,050	554	3,502	(255)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized gain (loss)	2,229	356	(324)	(249)
Realized (loss) gain	(3,263)	(329)	(1,950)	108
Unrealized (loss) gain on net investment hedges (1)	(18,473)	2,788	10,212	4,773
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	1,746	133	2,272	(36)
Realized loss	(535)	(763)	(4,261)	(1,714)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	531	(1,762)	387	(2,457)
Realized (loss) gain	(165)	424	414	1,774

(1) The unrealized (loss) gain on net investment hedges is attributable to the change in valuation of Euro denominated debt.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Commitments and Contingencies

For further description of the Company's litigation and contingencies, reference is made to Note 15, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Six Months Ended
	June 26, 2015	June 27, 2014
	(Number of claims)
Claims unresolved, beginning of period	21,681	22,393
Claims filed(2)	2,502	2,339
Claims resolved(3)	(2,180)	(2,210)
Claims unresolved, end of period	22,003	22,522

(1) Excludes claims filed by one legal firm that have been "administratively dismissed."
(2) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(3) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company's Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	June 26, 2015	December 31, 2014
	(In thousands)
Current asbestos insurance asset(1)	$34,062	$34,540
Long-term asbestos insurance asset(2)	272,775	282,679
Long-term asbestos insurance receivable(2)	90,115	82,340
Accrued asbestos liability(3)	52,259	50,175
Long-term asbestos liability(4)	336,364	346,099

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

Various aspects of the final judgments of the Delaware Court of Chancery and Superior Court for a specific subsidiary have been appealed to the Delaware Supreme Court, and an oral argument before the Delaware Supreme Court was held on May 27, 2015.  The Delaware Supreme Court has certified certain questions of law to the New York Court of Appeals, New York's highest appellate court, including the question of what allocation methodology should be applied to the subsidiary's policies.  In the event that the New York court were to apply a methodology other than "all sums", the subsidiary's future expected recovery would likely be reduced by amounts that we estimate could range from minimal to $30 million.

In the litigation involving another subsidiary, the New Jersey Supreme Court refused to grant certification of the appeals, effectively ending the matter. This will have no material impact on the Company's financial condition or results of operations.

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

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading "Corporate and other." The Company's management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before Restructuring and other related charges.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company's segment results were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(In thousands)
Net sales:
Gas and fluid handling	$504,875	$568,940	$927,084	$1,142,889
Fabrication technology	520,500	630,396	1,009,361	1,110,778
	$1,025,375	$1,199,336	$1,936,445	$2,253,667
Segment operating income (loss)(1):
Gas and fluid handling	$64,206	$45,690	$100,463	$101,688
Fabrication technology	53,874	77,088	111,220	130,951
Corporate and other	(12,672)	(13,636)	(25,069)	(29,447)
	$105,408	$109,142	$186,614	$203,192

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(In thousands)
Income before income taxes	$82,325	$82,044	$147,734	$157,460
Interest expense	14,249	13,624	26,293	25,946
Restructuring and other related charges	8,834	13,474	12,587	19,786
Segment operating income	$105,408	$109,142	$186,614	$203,192

The detail of the Company's Net sales by product type is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(In thousands)
Gas handling	$365,786	$401,011	$666,025	$825,178
Fluid handling	139,089	167,929	261,059	317,711
Welding and cutting	520,500	630,396	1,009,361	1,110,778
Total Net sales	$1,025,375	$1,199,336	$1,936,445	$2,253,667

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation ("Colfax," "the Company," "we," "our," and "us") should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1."Financial Statements" of this Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2015 (this "Form 10-Q") and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on February 17, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as "believe," "anticipate," "should," "would," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy," "targets," "aims," "seeks," "sees," and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

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

•
restrictions in our credit agreement entered into on June 5, 2015 by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the "Credit Agreement") that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. "Risk Factors" in Part I of our 2014 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. "Risk Factors" in our 2014 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading "Corporate and other."

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the second quarter and six months ended June 26, 2015 to the comparable 2014 period is affected by the following additional significant items:

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

Fabrication Technology

On April 14, 2014, Colfax completed the acquisition of Victor Technologies Holdings, Inc. ("Victor") for net cash consideration of $948.8 million (the "Victor Acquisition"). Victor is a pre-eminent global manufacturer of cutting, gas control and specialty welding solutions. The acquisition complemented the geographic footprint of our fabrication technology segment and expanded our product portfolio into new segments and applications.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 73% and 72% for the three and six months ended June 26, 2015, respectively, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. The strengthening of the U.S. dollar since the second quarter of 2014 has had a significant impact on our reported results in 2015. For the second quarter of 2015 and the six months ended June 26, 2015, changes in foreign exchange rates have reduced Net sales by approximately 12%. Changes in foreign exchange rates also reduced Income before income taxes by approximately 13% and 14% respectively, for the second quarter of 2015 and six months ended June 26, 2015. The changes in foreign exchange rates since December 31, 2014 decreased net assets by approximately 3%.

In February 2015, the Venezuelan government introduced a marginal foreign exchange system ("SIMADI") which replaces an auction-based foreign exchange system that began operating on March 24, 2014 ("SICAD II"), which we previously used to remeasure our Venezuelan operations. During the six months ended June 26, 2015, we have determined the SIMADI to be the most appropriate rate with which to remeasure our Venezuelan operations from the multiple current legal mechanisms in Venezuela to exchange currency. As of the second quarter and six months ended June 26, 2015, our Venezuelan operations represented less than 1% of our Total assets and Net sales. The foreign currency transaction loss recognized related to the adoption of the SIMADI did not have a material impact on our Condensed Consolidated Statement of Income for the six months ended June 26, 2015.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales decreased from Net sales of $1,199.3 million in the second quarter of 2014 to $1,025.4 million in the second quarter of 2015. Our Net sales decreased from Net sales of $2,253.7 million in the six months ended June 27, 2014 to $1,936.4 million in the six months ended June 26, 2015. The following tables present components of our consolidated Net sales and, for our gas- and fluid-handling segment, components of orders and order backlog:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
For the three months ended June 27, 2014	$1,199.3		$593.8
Components of Change:
Existing businesses(2)	(53.9)	(4.5)%	(28.1)	(4.7)%
Acquisition(3)	19.4	1.6%	—	—%
Foreign currency translation(4)	(139.4)	(11.6)%	(63.4)	(10.7)%
	(173.9)	(14.5)%	(91.5)	(15.4)%
For the three months ended June 26, 2015	$1,025.4		$502.3

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the six months ended June 27, 2014	$2,253.7		$1,177.2		$1,584.8
Components of Change:
Existing businesses(2)	(183.2)	(8.1)%	(112.8)	(9.6)%	(55.0)	(3.5)%
Acquisition(3)	123.3	5.5%	—	—%	—	—%
Foreign currency translation(4)	(257.4)	(11.5)%	(115.1)	(9.8)%	(165.4)	(10.4)%
	(317.3)	(14.1)%	(227.9)	(19.4)%	(220.4)	(13.9)%
As of and for the six months ended June 26, 2015	$1,936.4		$949.3		$1,364.4

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

The decrease in Net sales from existing businesses during the second quarter of 2015 compared to the second quarter of 2014 was attributable to decreases of $49.0 million in our fabrication technology segment and $4.9 million in our gas- and fluid-handling segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the second quarter of 2015 in comparison to the second quarter of 2014 due to declines in the marine, general industrial and other and mining end markets, partially offset by growth in the oil, gas and petrochemical and power generation end markets.

The decrease in Net sales from existing businesses during the six months ended June 26, 2015 compared to the six months ended June 27, 2014 was attributable to decreases of $103.5 million in our gas- and fluid-handling segment and $79.7 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the six months ended June 26, 2015 compared to the six months ended June 27, 2014 due to declines in the power generation, marine, mining, and general industrial and other end markets, partially offset by growth in the oil, gas and petrochemical end market.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(In millions)
Gas and Fluid Handling	$504.9	$568.9	$927.1	$1,142.9
Fabrication Technology	520.5	630.4	1,009.3	1,110.8
Total Net sales	$1,025.4	$1,199.3	$1,936.4	$2,253.7

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(Dollars in millions)
Net sales	$504.9	$568.9	$927.1	$1,142.9
Gross profit	156.5	172.7	286.0	335.2
Gross profit margin	31.0%	30.4%	30.8%	29.3%
Restructuring and other related charges	$2.7	$6.6	$5.3	$9.5
Selling, general and administrative expense	92.2	127.1	185.5	233.6
Selling, general and administrative expense as a percentage of Net sales	18.3%	22.3%	20.0%	20.4%
Segment operating income	$64.3	$45.7	$100.5	$101.7
Segment operating income margin	12.7%	8.0%	10.8%	8.9%

The $4.9 million Net sales decrease due to existing businesses during the second quarter of 2015 in comparison to the second quarter of 2014, as discussed and defined under "Sales, Orders and Backlog" above, was due to a decrease in the general industrial and other end market, mostly offset by increases in all other end markets. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $59.1 million. Gross profit decreased in the second quarter of 2015 reflecting the impact of changes in foreign exchange rates and lower volumes. Gross profit margin increased during the second quarter of 2015 in comparison to the second quarter of 2014 as improved margins through cost control and restructuring savings were more than sufficient to offset the impact of lower volumes. Selling, general and administrative expense for the second quarter of 2015 decreased compared to the second quarter of 2014 primarily due to changes in foreign exchange rates, a decrease in acquisition integration costs and the positive benefit of restructuring actions to reduce structural costs and integrate acquisitions made during the fourth quarter of 2013. Additionally, Selling, general and administrative expense for the second quarter of 2014 includes a $12.1 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $1.3 million foreign currency loss from the use of the SICAD II exchange rate at our Venezuelan fluid-handling business.

The $103.5 million Net sales decrease due to existing businesses during the six months ended June 26, 2015 in comparison to the six months ended June 27, 2014, as discussed and defined under "Sales, Orders and Backlog" above, was due to declines in the oil, gas and petrochemical, power generation and general industrial and other end markets, partially offset by increases in the marine and mining end markets. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $112.3 million. Gross profit decreased in the six months ended June 26, 2015 reflecting the impact of changes in foreign exchange rates and lower volumes. Gross profit margin increased during the six months ended June 26, 2015 in comparison to the six months ended June 27, 2014 as improved margins through cost control and restructuring savings were more than sufficient to offset the impact of lower volumes. Selling, general and administrative expense for the six months ended June 26, 2015 decreased compared to the six months ended June 27, 2014 primarily due to the reasons discussed previously when comparing the second quarter of 2015 to the second quarter of 2014. Additionally, Selling, general and administrative expense for the six months ended June 27, 2014 includes the incremental losses discussed previously when comparing the second quarter of 2015 to the second quarter of 2014.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. Our fabrication technology products are marketed under several brand names, most notably ESAB and Victor, which we believe are well known in the international cutting and welding industry.  ESAB's comprehensive range of cutting and welding consumables includes electrodes, cored and solid wire and fluxes. ESAB's fabrication technology equipment ranges from portable welding machines to large customized cutting and automated welding systems. The Victor Acquisition complemented the geographic footprint of our fabrication technology segment and expanded our cutting equipment and consumables, gas control and specialty welding product lines. Products are sold into a wide range of end markets, including oil & gas, power generation, wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(Dollars in millions)
Net sales	$520.5	$630.4	$1,009.3	$1,110.8
Gross profit	171.6	215.5	336.5	378.6
Gross profit margin	33.0%	34.2%	33.3%	34.1%
Restructuring and other related charges	$6.2	$6.8	$7.3	$10.2
Selling, general and administrative expense	117.7	138.3	225.2	247.6
Selling, general and administrative expense as a percentage of Net sales	22.6%	21.9%	22.3%	22.3%
Segment operating income	$53.9	$77.1	$111.2	$131.0
Segment operating income margin	10.4%	12.2%	11.0%	11.8%

The $49.0 million Net sales decrease due to existing businesses during the second quarter of 2015 in comparison to the second quarter of 2014, as discussed and defined under "Sales, Orders and Backlog" above, was primarily the result of a decrease in equipment sales and consumable volumes in most regions. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $80.3 million. Gross profit decreased during the second quarter of 2015, which was primarily the result of changes in foreign exchange rates and lower volumes. Gross profit margin decreased during the second quarter of 2015 primarily due to the impact of lower overall volumes. The decrease in Selling, general and administrative expense during the second quarter of 2015 compared to the second quarter of 2014 was primarily due to changes in foreign exchange rates, cost control activities and the impact of lower volumes. Additionally, Selling, general and administrative expense for the second quarter of 2014 includes a $5.0 million loss from the use of the SICAD II exchange rate at our Venezuelan fabrication technology business.

The $79.7 million Net sales decrease due to existing businesses during the six months ended June 26, 2015 in comparison to the six months ended June 27, 2014, as discussed and defined under "Sales, Orders and Backlog" above, was primarily the result of a decrease in equipment sales and consumable volumes in most regions. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $145.1 million. Gross profit decreased in the six months ended June 26, 2015, primarily due to the impact of changes in foreign exchange rates and lower overall volumes, which were partially offset by acquisition-related growth. Gross profit margin decreased during the six months ended June 26, 2015 in comparison to the six months ended June 27, 2014 primarily due to the impact of lower volumes. Selling, general and administrative expense for the six months ended June 26, 2015 decreased compared to the six months ended June 27, 2014 primarily due to the reasons discussed previously when comparing the second quarter of 2015 to the second quarter of 2014, partially offset by an acquisition-related increase of $24.1 million. Also, Selling, general and administrative expense for the six months ended June 27, 2014 includes the foreign currency loss at our Venezuelan fabrication technology business discussed previously.

Gross Profit - Total Company

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(Dollars in millions)
Gross profit	$328.0	$388.2	$622.5	$713.8
Gross profit margin	32.0%	32.5%	32.1%	31.7%

The $60.2 million decrease in Gross profit during the second quarter of 2015 in comparison to the second quarter of 2014 was attributable to a decrease of $16.2 million in our gas- and fluid-handling segment, and a decrease of $44.0 million in our fabrication technology segment. The $91.3 million decrease in Gross profit during the six months ended June 26, 2015 in comparison to the six months ended June 27, 2014 was attributable to a decrease of $49.2 million in our gas- and fluid-handling segment, and a decrease of $42.1 million in our fabrication technology segment. Gross profit decreased during the second quarter of 2015 in comparison to the second quarter of 2014 primarily due to changes in foreign exchange rates and lower overall volumes. Gross profit decreased during the six months ended June 26, 2015 in comparison to the six months ended June 27, 2014 primarily due to changes in foreign exchange rates and lower overall volumes, which were partially offset by acquisition-related growth. Gross profit margin decreased during the second quarter of 2015 in comparison to the comparable prior year period primarily due to a decrease in volumes from existing businesses. Gross profit margin increased during the six months ended June 26, 2015 in comparison to the comparable prior year period as the impact of cost control and restructuring savings in our gas- and fluid-handling segment were sufficient to offset the volume declines from existing businesses. Changes in foreign exchange rates during the second quarter of 2015 had a $46.0 million negative impact on Gross profit in comparison to the second quarter of 2014. Changes in foreign exchange rates during the six months ended June 26, 2015 had a $84.9 million negative impact on Gross profit in comparison to the six months ended June 27, 2014.

Operating Expenses - Total Company

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(Dollars in millions)
Selling, general and administrative expense	$222.6	$279.0	$435.9	$510.6
Selling, general and administrative expense as a percentage of Net sales	21.7%	23.3%	22.5%	22.7%
Restructuring and other related charges	$8.8	$13.5	$12.6	$19.8

Selling, general and administrative expense decreased by $56.4 million and $74.7 million during the second quarter of 2015 and six months ended June 26, 2015, respectively, in comparison to the comparable 2014 periods primarily due to a decrease in acquisition integration costs and the positive benefit of restructuring actions to reduce structural costs and integrate acquisitions. These items were partially offset by a $24.1 million acquisition-related increase in Selling, general and administrative expense during the six months ended June 26, 2015. Additionally, Selling, general and administrative expense for both the second quarter and six months ended June 27, 2014 includes a $12.1 million impairment loss related to identifiable intangible assets and a $6.3 million foreign currency loss from the use of the SICAD II exchange rate at our Venezuelan businesses. Restructuring and other related charges decreased during the second quarter of 2015 and six months ended June 26, 2015 in comparison to the comparable 2014 periods primarily due to a decrease in restructuring actions to reduce the structural costs associated with the acquisitions during the fourth quarter of 2013. Changes in foreign exchange rates during the second quarter of 2015 and six months ended June 26, 2015, decreased Selling, general and administrative expense by $33.5 million and $59.3 million, respectively, in comparison to the comparable 2014 periods.

Interest Expense - Total Company

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(In millions)
Interest expense	$14.2	$13.6	$26.3	$25.9

The increase in Interest expense during the second quarter of 2015 and the six months ended June 26, 2015 in comparison to the comparable 2014 periods primarily relates to the $4.7 million write-off of certain deferred financings fees and original issue discount in connection with the refinancing of our credit agreement, partially offset by decreases attributable to lower outstanding borrowing levels and lower amortization of original issue discount.

Provision for (Benefit from) Income Taxes - Total Company

The effective tax rate for the second quarter of 2015 was 28.5%, which was lower than the U.S. federal statutory tax rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

The effective tax rate for the six months ended June 26, 2015 was 22.1%, which was lower than the U.S. federal statutory tax rate primarily due to a tax benefit of $13.0 million associated with the resolution of a certain liability for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

Income before income taxes was $82.0 million and $157.5 million and the Benefit from income taxes was $116.3 million and $95.7 million for the second quarter and six months ended June 27, 2014, respectively. The Benefit from income taxes for both periods was impacted by the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future income. This reassessment resulted in a decrease in the Company's valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for the second quarter and six months ended June 27, 2014 of $113.1 million. Additionally, a tax benefit of $19.4 million was included in Benefit from income taxes in the Condensed Consolidated Statements of Income for the three and six months ended June 27, 2014 associated with the resolution of a liability for unrecognized tax benefits. These items are the principal reasons for a tax benefit rather than a tax provision, which would result from the application of the U.S. federal statutory rate to the reported Income before income taxes for the second quarter and six months ended June 27, 2014.

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

Equity Capital

On May 21, 2015, we contributed 66,000 shares of newly issued Colfax Common stock to our U.S. defined benefit pension plan.

Borrowing Arrangements

On June 5, 2015, we entered into a Credit Agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator, to extend the life of our borrowing facility to five years, adjust principal amortization, and modify the underlying covenants and security requirements.

The proceeds of the loans under the Credit Agreement were used by the Company to repay in full its preexisting senior secured credit facility, by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, as well as for working capital and general corporate purposes. The Credit Agreement consists of a term loan in an aggregate amount of $750.0 million and a revolving credit facility which totals $1.0 billion in commitments, each of which matures in five years. The Revolver contains a $50.0 million swing line loan sub-facility.

The Term Loan and the Revolver bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or the Eurocurrency rate (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. The Term Loan and the Revolver initially bear interest either at the Eurocurrency rate plus 1.50% or at the base rate plus 0.50%, and in future quarters will bear interest either at the Eurocurrency rate or the base rate plus the applicable interest rate margin based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), the Company's total leverage ratio and the corporate family rating of the Company as determined by Standard & Poor's and Moody's (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin and each swing line loan denominated in any other currency available under the credit facility will bear interest at the Eurocurrency rate plus the applicable interest rate margin.

In conjunction with the Credit Agreement, we recorded a charge to Interest expense in the Condensed Consolidated Statement of Income for the three months ended June 26, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.4 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $7.3 million and deferred financing fees of $10.5 million included in its Condensed Consolidated Balance Sheet as of June 26, 2015, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Credit Agreement. As of June 26, 2015, the weighted-average interest rate of borrowings under the Credit Agreement was 1.64%, excluding accretion of original issue discount, and there was $467.3 million available on the revolving credit facility.

We are also party to letter of credit facilities with total capacity of $735.7 million. Total letters of credit of $364.0 million were outstanding as of June 26, 2015.

On December 22, 2014, we entered into a receivables financing facility, pursuant to which it established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company's subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80 million program limit. As of June 26, 2015, the total outstanding borrowings under the receivables financing facility were $80 million and the interest rate was 0.9%. The scheduled termination date for the receivables financing facility is December 21, 2015, which may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement. The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of June 26, 2015. We believe that our sources of liquidity, including the Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of June 26, 2015, we had $212.2 million of Cash and cash equivalents, a decrease of $93.2 million from $305.4 million as of December 31, 2014. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	June 26, 2015	June 27, 2014
	(In millions)
Net cash provided by operating activities	$66.9	$37.1
Purchases of fixed assets, net	(18.3)	(42.2)
Acquisition, net of cash acquired	—	(948.8)
Net cash used in investing activities	(18.3)	(991.0)
(Repayments of) proceeds from borrowings, net	(134.9)	387.0
Proceeds from issuance of common stock, net	3.0	612.7
Preferred stock conversion inducement payment	—	(19.6)
Other	(3.6)	(13.6)
Net cash (used in) provided by financing activities	(135.5)	966.5
Effect of foreign exchange rates on Cash and cash equivalents	(6.3)	10.1
(Decrease) increase in Cash and cash equivalents	$(93.2)	$22.7

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $10.9 million and $22.0 million during the six months ended June 26, 2015 and six months ended June 27, 2014, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended June 26, 2015 and six months ended June 27, 2014, cash contributions for defined benefit plans were $24.4 million and $38.0 million, respectively.

•	During the six months ended June 26, 2015 and six months ended June 27, 2014, cash payments of $20.4 million and $19.2 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the six months ended June 26, 2015, net working capital consumed cash of $70.2 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory levels, and a decrease in payables. The principal contributors to the increase in working capital were higher inventory and receivable levels within the fabrication technology segment, and an increase in receivables and a decrease in payables in our gas- and fluid-handling segment. During the six months ended June 27, 2014, net working capital increased, primarily due to a decrease in payables as well as increases in inventory and receivable levels. While increased working capital in the first half of the year is in line with seasonal trends, the 2014 increase was much higher than normal. The principal contributors to this higher than normal increase were the reduction in payables from high levels at year-end and significant costs in excess of billings on long-term contracts as of June 27, 2014.

Cash flows from financing activities during the six months ended June 26, 2015 were impacted by the refinancing of the Credit Agreement further discussed under "—Borrowing Arrangements" above.
Cash flows from investing activities during the six months ended June 27, 2014 were impacted by the net cash outflows of $948.8 million associated with the Victor Acquisition.
Cash flows from financing activities for the six months ended June 27, 2014 were impacted by the Victor Acquisition. The Victor Acquisition was funded through net proceeds of $610.4 million from the sale of newly issued Common stock and $338.4 million of borrowings under our previous credit agreement. Cash flows from financing activities during the six months ended June 27, 2014 were also impacted by the conversion of the Series A Perpetual Convertible Preferred Stock in February of 2014.

Our Cash and cash equivalents as of June 26, 2015 includes $204.3 million held in jurisdictions outside the U.S., which may be subject to tax penalties if repatriated into the U.S. and other restrictions.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant additions to the methods, estimates and judgments included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in our 2014 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Credit Agreement and the receivables financing facility, substantially all of our borrowings as of June 26, 2015 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the second quarter and six months ended June 26, 2015 would have increased Interest expense by approximately $3.6 million and $7.3 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the second quarter and six months ended June 26, 2015, approximately 73% and 72% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company's Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of June 26, 2015 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $190 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of June 26, 2015, our open commodity futures contracts were not material.

See Note 11, "Financial Instruments and Fair Value Measurements" in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 26, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 12, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. "Financial Statements" of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. The following risk factors are provided to update the risk factors included in "Part I. Item 1A. Risk Factors" in our 2014 Form 10-K for the entry into the new Credit Agreement on June 5, 2015 by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator.
We may require additional capital to finance our operating needs and to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under the Credit Agreement, we may not be able to pursue our growth strategy.
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
In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. See "The Credit Agreement contains restrictions that may limit our flexibility in operating our business." below.
The Credit Agreement contains restrictions that may limit our flexibility in operating our business.
The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of, the capital stock of Colfax and its wholly-owned subsidiaries;

•	make certain investments;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all our assets; and

•	enter into certain transactions with affiliates.
In addition, under the Credit Agreement, we are required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Limitations imposed by the Credit Agreement's various covenants could have a materially adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2015, the Company contributed 66,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 20, 2015, the Board of Directors (the "Board") of the Company approved amendments to the Company's Amended and Restated Bylaws ("Bylaws"), which became effective immediately. The amendments, amongst other changes:

▪
Elaborate on various procedural aspects relating to meetings of stockholders, including the information to be provided by a stockholder who wishes to introduce business or nominate a director candidate, the process and effect of providing notice of stockholders' meetings, and the authority of the Board and the meeting chair to adopt and enforce rules for the conduct of stockholders' meetings and to convene, adjourn and/or recess such meetings. (Sections 2.2, 2.4, 2.11, and 3.3)

▪	Confirm that directors may provide that their written consent to an action will become effective at a later date. (Section 3.5.4)

▪
Add a new Section 3.9, which establishes emergency bylaws addressing how the Board could act in the event of an emergency, disaster or catastrophe as described in Section 110 of the Delaware General Corporation Law.

▪
Add a new Article 8, which provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court located within the State of Delaware or the federal district court for the District of Delaware) will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of fiduciary duty owed by any director, officer, employee or stockholder of the Company to the Company or the Company's stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company's certificate of incorporation or bylaws, (d) any action asserting a claim governed by the internal affairs doctrine, or (e) any other action asserting an internal corporate claim as defined in Section 115 of the Delaware General Corporation Law. This new Article 8 is designed to save the Company and its stockholders from the increased expense of defending against duplicative litigation brought in multiple courts, and also to provide that claims involving Delaware law are decided by Delaware courts.

The description of the amendments to the Bylaws is qualified in its entirety by reference to the text of the Bylaws as amended, attached hereto as Exhibit 3.02.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.01***
Credit Agreement, dated as of June 5, 2015, among Colfax Corporation, as the borrower, certain U.S. subsidiaries of Colfax Corporation identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator.

10.02**	Colfax Corporation Executive Officer Severance Plan

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation's Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
**	Filed herewith.
***	Incorporated by reference to Exhibit 99.1 to Colfax Corporation's Form 8-K (File No. 001-34045) as filed with the SEC on June 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:     Colfax Corporation

By:

/s/ STEVEN E. SIMMS     President and Chief Executive Officer
Steven E. Simms        (Principal Executive Officer)            July 23, 2015

/s/ C. SCOTT BRANNAN     Senior Vice President, Finance,
C. Scott Brannan        Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)        July 23, 2015