Form 10-Q
period 2015-09-25
Colfax CORP
filed 2015-10-22
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2015
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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 25, 2015, there were 124,232,426 shares of the registrant's common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Net sales	$969,144	$1,164,453	$2,905,589	$3,418,120
Cost of sales	673,270	791,258	1,987,240	2,331,122
Gross profit	295,874	373,195	918,349	1,086,998
Selling, general and administrative expense	237,248	245,441	673,109	756,052
Restructuring and other related charges	13,071	8,948	25,658	28,734
Operating income	45,555	118,806	219,582	302,212
Interest expense	10,857	14,935	37,150	40,881
Income before income taxes	34,698	103,871	182,432	261,331
Provision for (benefit from) income taxes	11,153	22,568	43,783	(73,153)
Net income	23,545	81,303	138,649	334,484
Less: income attributable to noncontrolling interest, net of taxes	5,186	7,914	15,107	22,520
Net income attributable to Colfax Corporation	18,359	73,389	123,542	311,964
Dividends on preferred stock	—	—	—	2,348
Preferred stock conversion inducement payment	—	—	—	19,565
Net income available to Colfax Corporation common shareholders	$18,359	$73,389	$123,542	$290,051
Net income per share - basic	$0.15	$0.59	$0.99	$2.41
Net income per share - diluted	$0.15	$0.59	$0.99	$2.38

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net income	$23,545	$81,303	$138,649	$334,484
Other comprehensive loss:
Foreign currency translation	(145,177)	(203,135)	(217,418)	(162,253)
Unrealized (loss) gain on hedging activities, net of tax of $1,641, $3,226, $16,069 and $3,351	(6,830)	16,315	5,429	19,439
Changes in deferred tax related to pension and other postretirement benefit cost	—	—	3,817	1,934
Amounts reclassified from Accumulated other comprehensive loss:
Net pension and other postretirement benefit cost (income), net of tax of $903, $2,153, $3,574 and $2,458	1,813	(289)	5,887	3,345
Other comprehensive loss	(150,194)	(187,109)	(202,285)	(137,535)
Comprehensive (loss) income	(126,649)	(105,806)	(63,636)	196,949
Less: comprehensive (loss) income attributable to noncontrolling interest	(6,790)	1,844	(1,434)	15,354
Comprehensive (loss) income attributable to Colfax Corporation	$(119,859)	$(107,650)	$(62,202)	$181,595

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 25, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,247	$305,448
Trade receivables, less allowance for doubtful accounts of $36,905 and $27,256	990,452	1,029,150
Inventories, net	449,891	442,732
Other current assets	337,502	323,148
Total current assets	1,999,092	2,100,478
Property, plant and equipment, net	664,200	727,435
Goodwill	2,876,011	2,873,023
Intangible assets, net	1,004,232	1,043,583
Other assets	496,361	491,842
Total assets	$7,039,896	$7,236,361

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$16,517	$9,855
Accounts payable	735,310	780,287
Accrued liabilities	453,599	496,207
Total current liabilities	1,205,426	1,286,349
Long-term debt, less current portion	1,532,267	1,526,955
Other liabilities	998,172	1,070,613
Total liabilities	3,735,865	3,883,917
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 124,232,426 and 123,730,578 issued and outstanding	124	124
Additional paid-in capital	3,219,262	3,200,832
Retained earnings	513,103	389,561
Accumulated other comprehensive loss	(629,435)	(443,691)
Total Colfax Corporation equity	3,103,054	3,146,826
Noncontrolling interest	200,977	205,618
Total equity	3,304,031	3,352,444
Total liabilities and equity	$7,039,896	$7,236,361

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2015	123,730,578	$124	$3,200,832	$389,561	$(443,691)	$205,618	$3,352,444
Net income	—	—	—	123,542	—	15,107	138,649
Distributions to noncontrolling owners	—	—	—	—	—	(3,207)	(3,207)
Other comprehensive loss, net of tax of $15.8 million	—	—	—	—	(185,744)	(16,541)	(202,285)
Common stock-based award activity	435,848	—	15,002	—	—	—	15,002
Contribution to defined benefit pension plan	66,000	—	3,428	—	—	—	3,428
Balance at September 25, 2015	124,232,426	$124	$3,219,262	$513,103	$(629,435)	$200,977	$3,304,031

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 25, 2015	September 26, 2014

Cash flows from operating activities:
Net income	$138,649	$334,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	110,776	129,448
Stock-based compensation expense	11,886	13,081
Non-cash interest expense	10,099	6,990
Deferred income tax provision (benefit)	15	(151,788)
Changes in operating assets and liabilities:
Trade receivables, net	(38,972)	(38,666)
Inventories, net	(20,967)	5,200
Accounts payable	3,710	(82,874)
Changes in other operating assets and liabilities	(63,058)	(14,353)
Net cash provided by operating activities	152,138	201,522

Cash flows from investing activities:
Purchases of fixed assets, net	(32,729)	(59,050)
Acquisitions, net of cash acquired	(184,500)	(948,800)
Net cash used in investing activities	(217,229)	(1,007,850)

Cash flows from financing activities:
Borrowings under term credit facility	750,000	150,000
Payments under term credit facility	(1,223,497)	—
Proceeds from borrowings on revolving credit facilities and other	1,328,332	1,093,151
Repayments of borrowings on revolving credit facilities and other	(835,232)	(1,023,565)
Proceeds from issuance of common stock, net	3,116	612,982
Preferred stock conversion inducement payment	—	(19,565)
Payments of dividend on preferred stock	—	(3,853)
Other	(9,796)	(22,250)
Net cash provided by financing activities	12,923	786,900

Effect of foreign exchange rates on Cash and cash equivalents	(32,033)	(5,253)

Decrease in Cash and cash equivalents	(84,201)	(24,681)
Cash and cash equivalents, beginning of period	305,448	311,301
Cash and cash equivalents, end of period	$221,247	$286,620

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

The Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from the Company's audited financial statements. During the nine months ended September 25, 2015, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2014, primarily due to the Company's valuation of specific items related to an acquisition that occurred in the three months ended June 27, 2014. See Note 3, "Acquisitions" for additional information regarding these adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC's rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), filed with the SEC on February 17, 2015.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the periods indicated. Significant intercompany transactions and accounts are eliminated in consolidation.

The Company makes certain estimates and assumptions in preparing its Condensed Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates. During the three months ended September 25, 2015, the Company's Allowance for doubtful accounts was increased in recognition of uncertain economic conditions present in certain South American territories. One specific customer accounted for approximately $8.1 million of this increase.

The results of operations for the three and nine months ended September 25, 2015 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company's business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU No. 2014-09"). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605—Revenue Recognition. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606)", which delays the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. ASU 2014-09 is to be applied retrospectively, or on a modified retrospective basis. The Company is currently evaluating the impact of adopting ASU No. 2014-09 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30)" ("ASU No. 2015-03"). ASU No. 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has early adopted ASU No. 2015-03 during the nine months ended September 25, 2015 resulting in $2.5 million of debt issuance costs presented as a direct deduction to the Company's Long-term debt in the Condensed Consolidated Balance Sheet as of

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 25, 2015. The retrospective application of ASU No. 2015-03 decreased Other assets and Long-term debt by $2.4 million in the Condensed Consolidated Balance Sheet as of December 31, 2014. The Company has applied the provisions of ASU No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30)" and presents deferred costs associated with its line-of-credit agreements as an asset in the Condensed Consolidated Balance Sheet.

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, "Fair Value Measurement (Topic 820)—Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Subtopic 835-30)" ("ASU No. 2015-07"). ASU No. 2015-07 aims to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy along with the related required disclosures. ASU No. 2015-07 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company plans to early adopt ASU No. 2015-07 in the Notes to Financial Statements as of December 31, 2015 and will apply the disclosure provisions of ASU 2015-07 to all investments measured using the net asset value per share practical expedient.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330)—Simplifying the Measurement of Inventory" ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2015-11 on its Consolidated Financial Statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Business Combinations (Topic 805)— Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"). ASU No. 2015-16 aims to simplify measurement period adjustments resulting from business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, will be recorded in the same period's financial statements as the measurement period adjustment. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU No. 2015-16. The Company will adopt ASU No. 2015-16 prospectively in the fiscal period beginning after December 15, 2015.

3. Acquisitions

On June 30, 2015, Colfax completed the acquisition of the RootsTM blowers and compressors business unit ("Roots"), also known as Industrial Air & Gas Technologies, from GE Oil & Gas (the "Roots Acquisition") for cash consideration of approximately $185 million, subject to certain purchase price adjustments. Roots is a leading supplier of blower and compressor technologies which service a broad range of end markets, including wastewater treatment, chemical production, and power generation. The acquisition of Roots will build on Howden's global strength in compressors and blowers and will add important application expertise and product solutions to the portfolio.

On April 14, 2014, Colfax completed the acquisition of Victor Technologies Holdings, Inc. (the "Victor Acquisition"). During the nine months ended September 25, 2015, the Company retrospectively adjusted provisional amounts with respect to the Victor Acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments for the nine months ended September 25, 2015 increased the Goodwill balance by $0.1 million, primarily due to finalization of the Company's valuation of certain deferred tax assets and liabilities offset by finalization of the valuation of certain fixed assets and an adjustment to a VAT tax position in a specific foreign entity.

4. Goodwill and Intangible Assets

During the three months ended September 25, 2015, an analysis was performed to evaluate certain intangible assets related to specific operations within the Company due to a decline in anticipated performance at the operations associated with those assets. The analysis determined an indefinite-lived trade name within the Company's fabrication technology segment, was no longer

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

recoverable based upon relief from royalty measurements. The analysis resulted in a $1.5 million impairment loss. A finite-lived intangible asset associated with customer relationships at a specific operation within the gas- and fluid-handling segment, was determined to be no longer recoverable based upon projected net cash flows, resulting in a $1.7 million impairment loss. The impairment losses were included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 25, 2015.

On June 30, 2015, the Company completed the acquisition of Roots, resulting in recognition of $84.1 million of Goodwill within the Company's gas- and fluid- handling segment, based on the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of the Roots Acquisition. These amounts are based upon certain valuations, studies and analyses that have yet to be finalized, and, accordingly, the assets acquired and liabilities assumed are subject to adjustment once the detailed analyses are completed. See Note 3, “Acquisitions” for additional information regarding the Roots Acquisition.

5. Net Income Per Share

Net income per share available to Colfax Corporation common shareholders was computed as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands, except share data)
Computation of Net income per share - basic:
Net income available to Colfax Corporation common shareholders	$18,359	$73,389	$123,542	$290,051
Weighted-average shares of Common stock outstanding - basic	124,404,267	123,841,699	124,205,441	120,163,945
Net income per share - basic	$0.15	$0.59	$0.99	$2.41
Computation of Net income per share - diluted:
Net income available to Colfax Corporation common shareholders	$18,359	$73,389	$123,542	$290,051
Weighted-average shares of Common stock outstanding - basic	124,404,267	123,841,699	124,205,441	120,163,945
Net effect of potentially dilutive securities - stock options and restricted stock units	628,000	1,538,867	928,165	1,605,381
Weighted-average shares of Common stock outstanding - diluted(1)	125,032,267	125,380,566	125,133,606	121,769,326
Net income per share - diluted	$0.15	$0.59	$0.99	$2.38

(1) For the period from January 1, 2014 through February 12, 2014, Net income per share - diluted was calculated consistently with the if-converted method in accordance with GAAP until the outstanding shares of Series A Perpetual Convertible Preferred Stock were converted to Common stock on February 12, 2014. However, weighted-average shares outstanding - diluted for the nine months ended September 26, 2014 excludes the weighted average effect of 1.9 million Common stock equivalents for the period from January 1, 2014 through February 12, 2014, as their inclusion would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended September 25, 2015 and September 26, 2014 excludes approximately 3.2 million and 1.0 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the nine months ended September 25, 2015 and September 26, 2014 excludes approximately 2.5 million and 0.7 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6. Income Taxes

During the three months ended September 25, 2015, Income before income taxes was $34.7 million and the Provision for income taxes was $11.2 million. The effective tax rate of 32.1% for the three months ended September 25, 2015 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

During the nine months ended September 25, 2015, Income before income taxes was $182.4 million and the Provision for income taxes was $43.8 million. The effective tax rate of 24.0% for the nine months ended September 25, 2015 differs from the U.S. federal statutory rate primarily due to a tax benefit of $13.0 million associated with the resolution of a certain liability for

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

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

Income before income taxes was $261.3 million and the Benefit from income taxes was $73.2 million for the nine months ended September 26, 2014. The Benefit from income taxes for the nine months ended September 26, 2014 was impacted by the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future income. This reassessment resulted in a decrease in the Company’s valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for the nine months ended September 26, 2014 of approximately $120 million. Additionally, a tax benefit of $22.7 million was included in Benefit from income taxes in the Condensed Consolidated Statement of Income for the nine months ended September 26, 2014 associated with the resolution of a liability for unrecognized tax benefits. These items are the principal reasons for a tax benefit rather than a tax provision, which would result from the application of the U.S. federal statutory rate to the reported Income before income taxes for the nine months ended September 26, 2014.

7. Equity

Common Stock

On May 21, 2015, the Company contributed 66,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan.

Share Repurchase Program

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31, 2016. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. Since October 16, 2015, the Company has repurchased 663,349 shares of the Company’s Common stock in open market transactions through the close of business on October 21, 2015.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 25, 2015 and September 26, 2014. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2015	$(240,513)	$(227,059)	$23,881	$(443,691)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	6,090	(198,347)	(365)	(192,622)
Loss on long-term intra-entity foreign currency transactions	—	(8,203)	—	(8,203)
Gain on net investment hedges	—	—	8,727	8,727
Unrealized loss on cash flow hedges	—	—	(3,350)	(3,350)
Other	3,817	—	—	3,817
Other comprehensive income (loss) before reclassifications	9,907	(206,550)	5,012	(191,631)
Amounts reclassified from Accumulated other comprehensive loss	5,887	—	—	5,887
Net current period Other comprehensive income (loss)	15,794	(206,550)	5,012	(185,744)
Balance at September 25, 2015	$(224,719)	$(433,609)	$28,893	$(629,435)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2014	$(163,092)	$123,021	$(6,529)	$(46,600)
Acquisition of shares held by noncontrolling interest	—	(942)	—	(942)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	2,440	(158,600)	(8)	(156,168)
Gain on long-term intra-entity foreign currency transactions	—	1,083	—	1,083
Gain on net investment hedges	—	—	25,013	25,013
Unrealized loss on cash flow hedges	—	—	(5,576)	(5,576)
Other	1,934	—	—	1,934
Other comprehensive income (loss) before reclassifications	4,374	(157,517)	19,429	(133,714)
Amounts reclassified from Accumulated other comprehensive loss	3,345	—	—	3,345
Net current period Other comprehensive income (loss)	7,719	(157,517)	19,429	(130,369)
Balance at September 26, 2014	$(155,373)	$(35,438)	$12,900	$(177,911)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the three and nine months ended September 25, 2015 and September 26, 2014 is as follows:

	Three Months Ended September 25, 2015			Nine Months Ended September 25, 2015
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$2,662	$(903)	$1,759	$9,276	$(3,574)	$5,702
Amortization of prior service cost(1)	54	—	54	185	—	185
	$2,716	$(903)	$1,813	$9,461	$(3,574)	$5,887

	Three Months Ended September 26, 2014			Nine Months Ended September 26, 2014
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$1,801	$(2,153)	$(352)	$5,616	$(2,458)	$3,158
Amortization of prior service cost(1)	63	—	63	187	—	187
	$1,864	$(2,153)	$(289)	$5,803	$(2,458)	$3,345

(1) Included in the computation of net periodic benefit (income) cost. See Note 11, "Net Periodic Benefit Cost - Defined Benefit Plans" for additional details.

During the nine months ended September 25, 2015 and September 26, 2014, Noncontrolling interest decreased by $16.5 million and $7.2 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

8. Inventories, Net

Inventories, net consisted of the following:

	September 25, 2015	December 31, 2014
	(In thousands)
Raw materials	$172,890	$164,115
Work in process	75,848	81,110
Finished goods	255,151	239,808
	503,889	485,033
Less: customer progress payments	(17,417)	(7,728)
Less: allowance for excess, slow-moving and obsolete inventory	(36,581)	(34,573)
Inventories, net	$449,891	$442,732

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Debt

Long-term debt consisted of the following:

	September 25, 2015	December 31, 2014
	(In thousands)
Term loans	$722,189	$1,210,474
Trade receivables financing arrangement	80,000	80,000
Revolving credit facilities and other	746,595	246,336
Total Debt	1,548,784	1,536,810
Less: current portion	(16,517)	(9,855)
Long-term debt	$1,532,267	$1,526,955

On June 5, 2015, the Company entered into a credit agreement (the "Credit Agreement") by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator.

The proceeds of the loans under the Credit Agreement were used by the Company to repay in full its preexisting senior secured credit facility, by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the "Deutsche Bank Credit Agreement"), as well as for working capital and general corporate purposes. The Credit Agreement consists of a term loan in an aggregate amount of $750.0 million (the "Term Loan") and a revolving credit facility (the "Revolver"), each of which matures in five years. The Revolver contains a $50.0 million swing line loan sub-facility.

On September 25, 2015, the Company entered into an Increase Agreement, as provided for under the terms of the Credit Agreement. Under the Increase Agreement, the Company increased the Revolver by $300.0 million, resulting in a total Revolver commitment under the Credit Agreement of $1.3 billion.

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

In conjunction with the Credit Agreement, the Company recorded a charge to Interest expense in the Condensed Consolidated Statement of Income for the nine months ended September 25, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.4 million of costs incurred in connection with the refinancing of the Deutsche Bank Credit Agreement. The Company had an original issue discount of $6.5 million and deferred financing fees of $9.4 million included in its Condensed Consolidated Balance Sheet as of September 25, 2015, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Credit Agreement. As of September 25, 2015, the weighted-average interest rate of borrowings under the Credit Agreement was 1.70%, excluding accretion of original issue discount, and there was $586.5 million available on the revolving credit facility.

The Company is also party to letter of credit facilities with total capacity of $736.1 million. Total letters of credit of $363.1 million were outstanding as of September 25, 2015.

On December 22, 2014, the Company entered into a receivables financing facility, pursuant to which it established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company's subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80.0 million program limit. As of September 25, 2015, the total

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

outstanding borrowings under the receivables financing facility were $80.0 million and the interest rate was 0.9%. The scheduled termination date for the receivables financing facility is December 21, 2015, which may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

The contractual maturities of the Company's debt as of September 25, 2015 are as follows(1):

(In thousands)
Remainder of 2015	$15,582
2016	5,620
2017	4,452
2018	4,142
2019	35,550
2020	1,492,500
Total contractual maturities	1,557,846
Debt discount (2)	(9,062)
Total debt	$1,548,784

(1) Represents scheduled payments required under the Credit Agreement through June 5, 2020, as well as the contractual maturities of other debt outstanding as of September 25, 2015, and reflects management's intention to repay scheduled maturities of the term loans outstanding under the Credit Agreement and the trade receivables financing arrangement (if not extended) with proceeds from the revolving credit facility.
(2) Includes $2.5 million of deferred debt issuance costs pursuant to the adoption of ASU 2015-03. See Note 2, "Recently Issued Accounting Pronouncements" for further discussion.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement. The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. As of September 25, 2015, the Company is in compliance with the covenants under the Credit Agreement.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 25, 2015	December 31, 2014(1)
	(In thousands)
Accrued payroll	$128,700	$120,068
Advance payments from customers	50,577	58,049
Accrued taxes and deferred tax liability - current portion	49,037	58,823
Accrued asbestos-related liability	51,539	50,175
Warranty liability - current portion	40,531	47,966
Accrued restructuring liability - current portion	11,549	21,846
Accrued third-party commissions	10,535	11,026
Other	111,131	128,254
Accrued liabilities	$453,599	$496,207

(1) During the nine months ended September 25, 2015 the Company retrospectively adjusted provisional amounts with respect to an acquisition completed during the three months ended June 27, 2014 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 3, "Acquisitions" for further discussion regarding these adjustments.

Warranty Liability

The activity in the Company's warranty liability consisted of the following:

	Nine Months Ended
	September 25, 2015	September 26, 2014
	(In thousands)
Warranty liability, beginning of period	$51,135	$65,512
Accrued warranty expense	14,392	14,814
Changes in estimates related to pre-existing warranties	(2,467)	(4,612)
Cost of warranty service work performed	(18,657)	(20,111)
Acquisition	321	4,488
Foreign exchange translation effect	(3,142)	(6,781)
Warranty liability, end of period	$41,582	$53,310

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

A summary of the activity in the Company's restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 25, 2015
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$7,551	$6,172	$(10,900)	$(452)	$2,371
Facility closure costs(2)	1,445	3,472	(2,951)	(161)	1,805
	8,996	9,644	(13,851)	(613)	4,176
Non-cash impairment		1,918
		11,562
Fabrication Technology:
Termination benefits(1)	11,155	8,604	(12,502)	(323)	6,934
Facility closure costs(2)	1,937	5,492	(6,424)	(166)	839
	13,092	14,096	(18,926)	(489)	7,773
Corporate and Other:
Facility closure costs(2)	922	—	(184)	(25)	713
	922	—	(184)	(25)	713
	$23,010	23,740	$(32,961)	$(1,127)	$12,662
Non-cash impairment		1,918
		$25,658

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
(3) As of September 25, 2015, $11.5 million and $1.2 million of the Company's restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur restructuring and other related charges of approximately $40 million during the remainder of 2015 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit (income) cost of the Company's defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$—	$—	$—	$—
Interest cost	4,128	4,796	12,709	14,118
Expected return on plan assets	(6,150)	(6,180)	(18,189)	(18,114)
Amortization	1,665	1,298	5,464	3,894
Net periodic benefit income	$(357)	$(86)	$(16)	$(102)

Pension Benefits-Non U.S. Plans:
Service cost	$947	$1,127	$2,972	$3,039
Interest cost	9,563	12,717	29,099	37,804
Expected return on plan assets	(8,485)	(10,937)	(26,294)	(32,580)
Amortization	907	456	3,486	1,579
Net periodic benefit cost	$2,932	$3,363	$9,263	$9,842

Other Post-Retirement Benefits:
Service cost	$49	$21	$151	$94
Interest cost	248	288	887	871
Amortization	144	110	511	330
Net periodic benefit cost	$441	$419	$1,549	$1,295

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's debt of $1.5 billion as of both September 25, 2015 and December 31, 2014 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company's assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	September 25, 2015
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,976	$—	$—	$22,976
Foreign currency contracts related to sales - designated as hedges	—	1,869	—	1,869
Foreign currency contracts related to sales - not designated as hedges	—	1,754	—	1,754
Foreign currency contracts related to purchases - designated as hedges	—	1,023	—	1,023
Foreign currency contracts related to purchases - not designated as hedges	—	503	—	503
Deferred compensation plans	—	3,636	—	3,636
	$22,976	$8,785	$—	$31,761

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$6,247	$—	$6,247
Foreign currency contracts related to sales - not designated as hedges	—	494	—	494
Foreign currency contracts related to purchases - designated as hedges	—	354	—	354
Foreign currency contracts related to purchases - not designated as hedges	—	641	—	641
Deferred compensation plans	—	3,636	—	3,636
	$—	$11,372	$—	$11,372

	December 31, 2014
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$23,143	$—	$—	$23,143
Foreign currency contracts related to sales - designated as hedges	—	4,524	—	4,524
Foreign currency contracts related to sales - not designated as hedges	—	1,007	—	1,007
Foreign currency contracts related to purchases - designated as hedges	—	1,980	—	1,980
Foreign currency contracts related to purchases - not designated as hedges	—	478	—	478
Deferred compensation plans	—	2,941	—	2,941
	$23,143	$10,930	$—	$34,073

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$7,163	$—	$7,163
Foreign currency contracts related to sales - not designated as hedges	—	2,793	—	2,793
Foreign currency contracts related to purchases - designated as hedges	—	695	—	695
Foreign currency contracts related to purchases - not designated as hedges	—	661	—	661
Deferred compensation plans	—	2,941	—	2,941
	$—	$14,253	$—	$14,253

There were no transfers in or out of Level One, Two or Three during the nine months ended September 25, 2015.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of September 25, 2015 and December 31, 2014, the Company had foreign currency contracts with the following notional values:

	September 25, 2015	December 31, 2014
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$135,703	$124,838
Foreign currency contracts sold - designated as hedges	220,307	250,743
Foreign currency contracts purchased - not designated as hedges	35,377	36,080
Foreign currency contracts purchased - designated as hedges	56,402	53,944
Total foreign currency derivatives	$447,789	$465,605

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized loss	$(4,354)	$(1,054)	$(3,846)	$(2,212)
Realized (loss) gain	(2,378)	(3,566)	1,124	(3,821)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized loss	(666)	(1,661)	(990)	(1,910)
Realized gain	2,072	2,389	122	2,497
Unrealized (loss) gain on net investment hedges(1)	(1,485)	20,240	8,727	25,013
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	774	(1,539)	3,046	(1,575)
Realized loss	(449)	(1,312)	(4,710)	(3,026)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(342)	594	45	(1,863)
Realized (loss) gain	(548)	77	(134)	1,851

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

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Nine Months Ended
	September 25, 2015	September 26, 2014
	(Number of claims)
Claims unresolved, beginning of period	21,681	22,393
Claims filed(2)	3,711	3,586
Claims resolved(3)	(3,260)	(2,916)
Claims unresolved, end of period	22,132	23,063

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

The Company's Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	September 25, 2015	December 31, 2014
	(In thousands)
Current asbestos insurance asset(1)	$31,044	$34,540
Long-term asbestos insurance asset(2)	288,582	282,679
Long-term asbestos insurance receivable(2)	87,849	82,340
Accrued asbestos liability(3)	51,539	50,175
Long-term asbestos liability(4)	355,460	346,099

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
(4)) Included in Other liabilities in the Condensed Consolidated Balance Sheets.

Due to an increase in mesothelioma and lung cancer claims and higher settlement values per claim that have occurred and are expected to continue to occur in certain jurisdictions, the Company recorded a $4.1 million pre-tax charge during the three and nine months ended September 25, 2015, which was included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income. The pre-tax charge was comprised of an increase in asbestos-related liabilities of $20.2 million partially offset by an increase in expected insurance recoveries of $16.1 million.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company's segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Net sales:
Gas and fluid handling	$481,908	$564,650	$1,408,992	$1,707,539
Fabrication technology	487,236	599,803	1,496,597	1,710,581
	$969,144	$1,164,453	$2,905,589	$3,418,120
Segment operating income (loss)(1):
Gas and fluid handling	$26,634	$67,261	$127,097	$168,949
Fabrication technology	42,415	72,152	153,635	203,103
Corporate and other	(10,423)	(11,659)	(35,492)	(41,106)
	$58,626	$127,754	$245,240	$330,946

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Income before income taxes	$34,698	$103,871	$182,432	$261,331
Interest expense	10,857	14,935	37,150	40,881
Restructuring and other related charges	13,071	8,948	25,658	28,734
Segment operating income	$58,626	$127,754	$245,240	$330,946

The detail of the Company's Net sales by product type is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Gas handling	$353,562	$402,872	$1,019,587	$1,228,050
Fluid handling	128,345	161,778	389,404	479,489
Welding and cutting	487,237	599,803	1,496,598	1,710,581
Total Net sales	$969,144	$1,164,453	$2,905,589	$3,418,120

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation ("Colfax," "the Company," "we," "our," and "us") should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1."Financial Statements" of this Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2015 (this "Form 10-Q") and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on February 17, 2015.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the third quarter and nine months ended September 25, 2015 to the comparable 2014 periods is affected by the following additional significant items:

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

Gas and Fluid Handling

On June 30, 2015, Colfax completed the acquisition of the RootsTM blowers and compressors business unit ("Roots"), also known as Industrial Air & Gas Technologies, from GE Oil & Gas (the "Roots Acquisition") for a cash consideration of approximately $185 million, subject to certain purchase price adjustments. Roots is a leading supplier of blower and compressor technologies which service a broad range of end markets, including wastewater treatment, chemical production, and power generation. The acquisition of Roots will build on Howden's global strength in compressors and blowers and will add important application expertise and product solutions to the portfolio.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 71% and 72% for the three and nine months ended September 25, 2015, respectively, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. The strengthening of the U.S. dollar since the second quarter of 2014 has had a significant impact on our reported results in 2015. For the third quarter of 2015 and the nine months ended September 25, 2015, changes in foreign exchange rates have reduced Net sales by approximately 12%. Changes in foreign exchange rates also reduced Income before income taxes by approximately 14% for the third quarter of 2015 and nine months ended September 25, 2015. The changes in foreign exchange rates since December 31, 2014 decreased net assets by approximately 6%.

In February 2015, the Venezuelan government introduced a marginal foreign exchange system ("SIMADI") which replaces an auction-based foreign exchange system that began operating on March 24, 2014 ("SICAD II"), which we previously used to remeasure our Venezuelan operations. During the nine months ended September 25, 2015, we have determined the SIMADI to be the most appropriate rate with which to remeasure our Venezuelan operations from the multiple current legal mechanisms in Venezuela to exchange currency. As of the third quarter and nine months ended September 25, 2015, our Venezuelan operations represented less than 1% of our Total assets and Net sales. The foreign currency transaction loss recognized related to the adoption of the SIMADI did not have a material impact on our Condensed Consolidated Statement of Income for the nine months ended September 25, 2015.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our consolidated Net sales decreased from Net sales of $1,164.5 million in the third quarter of 2014 to $969.1 million in the third quarter of 2015. Our Net sales decreased from Net sales of $3,418.1 million in the nine months ended September 26, 2014 to $2,905.6 million in the nine months ended September 25, 2015. The following tables present components of our consolidated Net sales and, for our gas- and fluid-handling segment, components of orders and order backlog:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
For the three months ended September 26, 2014	$1,164.5		$539.4
Components of Change:
Existing businesses(2)	(76.0)	(6.5)%	(67.3)	(12.5)%
Acquisitions(3)	24.3	2.1%	25.6	4.7%
Foreign currency translation(4)	(143.7)	(12.4)%	(53.5)	(9.8)%
	(195.4)	(16.8)%	(95.2)	(17.6)%
For the three months ended September 25, 2015	$969.1		$444.2

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the nine months ended September 26, 2014	$3,418.1		$1,716.6		$1,506.5
Components of Change:
Existing businesses(2)	(259.2)	(7.6)%	(180.1)	(10.5)%	(67.5)	(4.5)%
Acquisitions(3)	147.6	4.3%	25.6	1.5%	35.2	2.3%
Foreign currency translation(4)	(400.9)	(11.7)%	(168.7)	(9.8)%	(160.4)	(10.6)%
	(512.5)	(15.0)%	(323.2)	(18.8)%	(192.7)	(12.8)%
As of and for the nine months ended September 25, 2015	$2,905.6		$1,393.4		$1,313.8

(1) Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling segment.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3) Represents the incremental sales, orders and order backlog as a result of the Roots Acquisition, and incremental sales as a result of the Victor Acquisition, to the extent it impacts the period presented.
(4) Represents the difference between prior year sales, orders and order backlog valued at the actual prior year foreign exchange rates and prior year sales, orders and order backlog valued at current year foreign exchange rates.

The decrease in Net sales from existing businesses during the third quarter of 2015 compared to the third quarter of 2014 was attributable to decreases of $49.8 million in our gas- and fluid-handling segment and $26.2 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the third quarter of 2015 in comparison to the third quarter of 2014 due to declines in the oil, gas and petrochemical, marine, mining, and general industrial and other end markets, partially offset by growth in the power generation end market.

The decrease in Net sales from existing businesses during the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 was attributable to decreases of $153.3 million in our gas- and fluid-handling segment and $105.9 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 due to declines in the power generation, marine, mining, and general industrial and other end markets, partially offset by growth in the oil, gas and petrochemical end market.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In millions)
Gas and Fluid Handling	$481.9	$564.7	$1,409.0	$1,707.5
Fabrication Technology	487.2	599.8	1,496.6	1,710.6
Total Net sales	$969.1	$1,164.5	$2,905.6	$3,418.1

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(Dollars in millions)
Net sales	$481.9	$564.7	$1,409.0	$1,707.5
Gross profit	140.2	167.2	426.2	502.4
Gross profit margin	29.1%	29.6%	30.2%	29.4%
Restructuring and other related charges	$6.3	$2.1	$11.6	$11.6
Selling, general and administrative expense	113.6	99.9	299.1	333.5
Selling, general and administrative expense as a percentage of Net sales	23.6%	17.7%	21.2%	19.5%
Segment operating income	$26.6	$67.3	$127.1	$168.9
Segment operating income margin	5.5%	11.9%	9.0%	9.9%

The $49.8 million Net sales decrease due to existing businesses during the third quarter of 2015 in comparison to the third quarter of 2014, as discussed and defined under "Sales, Orders and Backlog" above, was due to declines in all end markets except oil, gas and petrochemical. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $57.3 million, which was partially offset by acquisition-related growth of $24.3 million. Gross profit decreased in the third quarter of 2015 reflecting the impact of changes in foreign exchange rates and lower volumes, partially offset by acquisition-related growth. Gross profit margin decreased during the third quarter of 2015 in comparison to the third quarter of 2014 due to the impact of lower overall volumes and product mix. Selling, general and administrative expense for the third quarter of 2015 increased compared to the third quarter of 2014 due to acquisition-related growth, $8.1 million of charges associated with uncollectible accounts of a specific customer in South America, $2.8 million of asset impairment charges which includes a $1.7 million impairment loss related to a finite-lived intangible asset, approximately $5.0 million of transaction costs and year-one amortization charges associated with the Roots Acquisition, and a $4.1 million charge for revaluation of net asbestos-related liabilities, offset in part by changes in foreign exchange rates and cost control activities.

The $153.3 million Net sales decrease due to existing businesses during the nine months ended September 25, 2015 in comparison to the nine months ended September 26, 2014, as discussed and defined under "Sales, Orders and Backlog" above, was due to declines in all end markets. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $169.5 million, partially offset by acquisition-related growth of $24.3 million. Gross profit decreased in the nine months ended September 25, 2015 reflecting the impact of changes in foreign exchange rates, lower volumes and product mix, partially offset by acquisition-related growth. Gross profit margin increased during the nine months ended September 25, 2015 in comparison to the nine months ended September 26, 2014 as improved margins through cost control and restructuring savings were more than sufficient to offset the impact of lower volumes. Selling, general and administrative expense for the nine months ended September 25, 2015 decreased compared to the nine months ended September 26, 2014 primarily due to changes in foreign exchange rates, cost control activities and the impact of lower volumes, partially offset by incremental charges within the quarter discussed above. Additionally, Selling, general and administrative expense for the nine months ended September 26, 2014 includes a $12.1 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $1.3 million foreign currency loss from the use of the SICAD II exchange rate at our Venezuelan fluid-handling business.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(Dollars in millions)
Net sales	$487.2	$599.8	$1,496.6	$1,710.6
Gross profit	155.7	206.0	492.1	584.6
Gross profit margin	32.0%	34.3%	32.9%	34.2%
Restructuring and other related charges	$6.8	$6.9	$14.1	$17.1
Selling, general and administrative expense	113.3	133.8	338.5	381.5
Selling, general and administrative expense as a percentage of Net sales	23.3%	22.3%	22.6%	22.3%
Segment operating income	$42.4	$72.2	$153.6	$203.1
Segment operating income margin	8.7%	12.0%	10.3%	11.9%

The $26.2 million Net sales decrease due to existing businesses during the third quarter of 2015 in comparison to the third quarter of 2014, as discussed and defined under "Sales, Orders and Backlog" above, was primarily the result of a decrease in equipment sales and consumable volumes in most regions. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $86.4 million. Gross profit decreased during the third quarter of 2015, which was primarily the result of changes in foreign exchange rates and lower volumes. Gross profit margin decreased during the third quarter of 2015 primarily due to the impact of lower overall volumes. The decrease in Selling, general and administrative expense during the third quarter of 2015 compared to the third quarter of 2014 was primarily due to changes in foreign exchange rates, cost control activities and the impact of lower volumes, partially offset by a $1.5 million impairment loss related to an identifiable intangible asset and a $1.3 million increase in the allowance for doubtful accounts for specific customers in South America during the third quarter of 2015.

The $105.9 million Net sales decrease due to existing businesses during the nine months ended September 25, 2015 in comparison to the nine months ended September 26, 2014, as discussed and defined under "Sales, Orders and Backlog" above, was primarily the result of a decrease in equipment sales and consumable volumes in most regions. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $231.4 million, partially offset by acquisition-related growth of $123.3 million. Gross profit decreased in the nine months ended September 25, 2015, primarily due to the impact of changes in foreign exchange rates and lower overall volumes, partially offset by acquisition-related growth. Gross profit margin decreased during the nine months ended September 25, 2015 in comparison to the nine months ended September 26, 2014 primarily due to the impact of lower volumes, product and geographic mix. Selling, general and administrative expense for the nine months ended September 25, 2015 decreased compared to the nine months ended September 26, 2014 primarily due to the reasons discussed above when comparing the third quarter of 2015 to the third quarter of 2014, partially offset by an acquisition-related increase of $24.1 million. Additionally, Selling, general and administrative expense for the nine months ended September 26, 2014 includes a $5.0 million loss from the change to the SICAD II exchange rate at our Venezuelan fabrication technology business.

Gross Profit - Total Company

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(Dollars in millions)
Gross profit	$295.9	$373.2	$918.3	$1,087.0
Gross profit margin	30.5%	32.0%	31.6%	31.8%

The $77.3 million decrease in Gross profit during the third quarter of 2015 in comparison to the third quarter of 2014 was attributable to a decrease of $27.0 million in our gas- and fluid-handling segment, and a decrease of $50.3 million in our fabrication technology segment. The $168.7 million decrease in Gross profit during the nine months ended September 25, 2015 in comparison to the nine months ended September 26, 2014 was attributable to a decrease of $76.2 million in our gas- and fluid-handling segment, and a decrease of $92.5 million in our fabrication technology segment. Gross profit decreased during the third quarter of 2015 in comparison to the third quarter of 2014 primarily due to changes in foreign exchange rates and lower overall volumes. Gross profit decreased during the nine months ended September 25, 2015 in comparison to the nine months ended September 26, 2014 primarily due to changes in foreign exchange rates and lower overall volumes, which was partially offset by acquisition-related growth. Gross profit margin decreased during the third quarter of 2015 and in the nine months ended September 25, 2015 in comparison to the comparable prior year period primarily due to a decrease in volumes and product mix. Changes in foreign exchange rates during the third quarter of 2015 and nine months ended September 25, 2015 had a $45.7 million and $130.6 million negative impact on Gross profit in comparison to the comparable 2014 periods.

Operating Expenses - Total Company

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(Dollars in millions)
Selling, general and administrative expense	$237.2	$245.4	$673.1	$756.1
Selling, general and administrative expense as a percentage of Net sales	24.5%	21.1%	23.2%	22.1%
Restructuring and other related charges	$13.1	$8.9	$25.7	$28.7

Selling, general and administrative expense decreased by $8.2 million and $83 million during the third quarter of 2015 and nine months ended September 25, 2015, respectively, in comparison to the comparable 2014 periods. Changes in foreign exchange rates during the third quarter of 2015 and nine months ended September 25, 2015, decreased Selling, general and administrative expense by $29.1 million and $88.4 million, respectively, in comparison to the comparable 2014 periods. An overall decrease in acquisition integration costs and the positive benefit of restructuring actions to reduce structural costs and integrate acquisitions also contributed to the decrease. These items were partially offset by a $29.1 million acquisition-related increase in Selling, general and administrative expense during the nine months ended September 25, 2015. Additionally, Selling, general and administrative expense as a percentage of Net sales for the third quarter of 2015 and nine months ended September 25, 2015 was negatively impacted by the increase in the allowance for doubtful accounts of specific South American customers of $9.4 million, asset impairment charges of $4.3 million, and transaction costs and year-one amortization of approximately $5.0 million, as discussed previously. Selling, general and administrative expense for the nine months ended September 26, 2014 includes a $12.1 million impairment loss related to identifiable intangible assets and a $6.3 million foreign currency loss from the change to the SICAD II exchange rate at our Venezuelan businesses. Restructuring and other related charges increased during the third quarter of 2015 in comparison to the comparable 2014 period primarily due to an increase in charges in our gas- and fluid-handling segment.

Interest Expense - Total Company

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In millions)
Interest expense	$10.9	$14.9	$37.2	$40.9

The decrease in Interest expense during the third quarter of 2015 and the nine months ended September 25, 2015 in comparison to the comparable 2014 periods is primarily due to the favorable impact of decreases in weighted average interest rates, outstanding borrowing levels and amortization of deferred financing fees and original issue discount. For the nine months ended September 25, 2015, these decreases were partially offset by a $4.7 million write-off of certain deferred financings fees during the second quarter.

Provision for (Benefit from) Income Taxes - Total Company

The effective tax rate for the third quarter of 2015 was 32.1%, which was lower than the U.S. federal statutory tax rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

The effective tax rate for the nine months ended September 25, 2015 was 24.0%, which was lower than the U.S. federal statutory tax rate primarily due to a tax benefit of $13.0 million associated with the resolution of a certain liability for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2015.

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

Income before income taxes was $261.3 million and the Benefit from income taxes was $73.2 million for the nine months ended September 26, 2014. The Benefit from income taxes was impacted by the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future income. This reassessment resulted in a decrease in the Company’s valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for the nine months ended September 26, 2014 of approximately $120 million. Additionally, a tax benefit of $22.7 million was included in Benefit from income taxes in the Condensed Consolidated Statement of Income for the nine months ended September 26, 2014 associated with the resolution of a liability for unrecognized tax benefits. These items are the principal reasons for a tax benefit rather than a tax provision, which would result from the application of the U.S. federal statutory rate to the reported Income before income taxes for the nine months ended September 26, 2014.

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

On October 11, 2015, our Board of Directors authorized the repurchase of up to $100.0 million of our Common stock from time-to-time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31,

2016. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. Since October 16, 2015, the Company has repurchased 663,349 shares of the Company’s Common stock in open market transactions through the close of business on October 21, 2015.

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

The proceeds of the loans under the Credit Agreement were used by the Company to repay in full its preexisting senior secured credit facility, by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, as well as for working capital and general corporate purposes. The Credit Agreement consists of a term loan in an aggregate amount of $750.0 million (the "Term Loan") and a revolving credit facility (the "Revolver"), each of which matures in five years. The Revolver contains a $50.0 million swing line loan sub-facility.

On September 25, 2015, the Company entered into an Increase Agreement, as provided for under the terms of the Credit Agreement. Under the Increase Agreement, the Company increased the Revolver by $300.0 million, resulting in a total Revolver commitment under the Credit Agreement of $1.3 billion.

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

In conjunction with the Credit Agreement, we recorded a charge to Interest expense in the Condensed Consolidated Statement of Income for the nine months ended September 25, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.4 million of costs incurred in connection with the refinancing. The Company had an original issue discount of $6.5 million and deferred financing fees of $9.4 million included in its Condensed Consolidated Balance Sheet as of September 25, 2015, which will be accreted to Interest expense primarily using the effective interest method, over the life of the Credit Agreement. As of September 25, 2015, the weighted-average interest rate of borrowings under the Credit Agreement was 1.70%, excluding accretion of original issue discount, and there was $586.5 million available on the revolving credit facility.

We are also party to letter of credit facilities with total capacity of $736.1 million. Total letters of credit of $363.1 million were outstanding as of September 25, 2015.

On December 22, 2014, we entered into a receivables financing facility, pursuant to which the Company established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company's subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80.0 million program limit. As of September 25, 2015, the total outstanding borrowings under the receivables financing facility were $80.0 million and the interest rate was 0.9%. The scheduled termination date for the receivables financing facility is December 21, 2015, which may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement. The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of September 25, 2015. We believe that our sources of liquidity, including the Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 25, 2015, we had $221.2 million of Cash and cash equivalents, a decrease of $84.2 million from $305.4 million as of December 31, 2014. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 25, 2015	September 26, 2014
	(In millions)
Net cash provided by operating activities	$152.1	$201.5
Purchases of fixed assets, net	(32.7)	(59.1)
Acquisitions, net of cash acquired	(184.5)	(948.8)
Net cash used in investing activities	(217.2)	(1,007.9)
Proceeds from borrowings, net	19.6	219.6
Proceeds from issuance of common stock, net	3.1	613.0
Preferred stock conversion inducement payment	—	(19.6)
Other	(9.8)	(26.0)
Net cash provided by financing activities	12.9	787.0
Effect of foreign exchange rates on Cash and cash equivalents	(32.0)	(5.3)
Decrease in Cash and cash equivalents	$(84.2)	$(24.7)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $10.5 million and $19.1 million during the nine months ended September 25, 2015 and nine months ended September 26, 2014, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the nine months ended September 25, 2015 and nine months ended September 26, 2014, cash contributions for defined benefit plans were $32.6 million and $47.7 million, respectively.

•
During the nine months ended September 25, 2015 and nine months ended September 26, 2014, cash payments of $33.0 million and $31.5 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the nine months ended September 25, 2015, net working capital consumed cash of $56.2 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory levels, partially offset by a slight increase in payables. The principal contributors to the increase in working capital were higher inventory and receivables levels within the fabrication technology segment and an increase in receivables in our gas- and fluid-handling segment. During the nine months ended September 26, 2014, net working capital increased, primarily due to a decrease in payables as well as an increase in receivables, which reduced our cash flows from operating activities. The principal contributors to the increase in working capital were the reduction in payables from high levels at year-end and significant costs in excess of billings on long-term contracts as of September 26, 2014.

Cash flows from investing activities during the nine months ended September 25, 2015 were impacted by the net cash outflows of $184.5 million associated with the Roots Acquisition.
Cash flows from financing activities during the nine months ended September 25, 2015 were impacted by the refinancing of the Credit Agreement further discussed under "—Borrowing Arrangements" above.
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

Our Cash and cash equivalents as of September 25, 2015 includes $213.1 million held in jurisdictions outside the U.S., which may be subject to tax penalties if repatriated into the U.S. and other restrictions.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Credit Agreement and the receivables financing facility, substantially all of our borrowings as of September 25, 2015 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the third quarter and nine months ended September 25, 2015 would have increased Interest expense by approximately $3.8 million and $11.1 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the third quarter and nine months ended September 25, 2015, approximately 71% and 72% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company's Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of September 25, 2015 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $350 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of September 25, 2015, our open commodity futures contracts were not material.

See Note 12, "Financial Instruments and Fair Value Measurements" in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 25, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 13, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. "Financial Statements" of this Form 10-Q.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.01***	Employment Agreement dated July 15, 2015 between Matthew L. Trerotola and Colfax Corporation

10.02***	Consulting Agreement dated July 23, 2015 between Steven E. Simms and Colfax Corporation

10.03***	Amendment No. 1 to the CEO Non-Qualified Stock Option Agreement and CEO Performance Stock Unit Agreement

10.04****
Increase Agreement, dated as of September 25, 2015 among Colfax Corporation, as the borrower, the guarantors thereto, each of the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator and Deutsche Bank Securities Inc., as lead arranger and bookrunner.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation's Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation's Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.
***	Incorporated by reference to Exhibits 10.1 to 10.3 to Colfax Corporation's Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:     Colfax Corporation

By:

/s/ MATTHEW TREROTOLA         President and Chief Executive Officer
Matthew Trerotola         (Principal Executive Officer)            October 22, 2015

/s/ C. SCOTT BRANNAN         Senior Vice President, Finance,
C. Scott Brannan            Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)        October 22, 2015