Form 10-K
period 2015-12-31
Colfax CORP
filed 2016-02-16
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on June 26, 2015 was $4.172 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 2, 2016, the number of shares of the Registrant’s common stock outstanding was 122,746,447.
EXHIBIT INDEX APPEARS ON PAGE

98

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2016 Proxy Statement specifically incorporated herein by reference, the 2016 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•
restrictions in our credit agreement entered into on June 5, 2015 by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “2015 Deutsche Bank Credit Agreement”) that may limit our flexibility in operating our business;

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

Colfax began with a series of acquisitions in the fluid-handling and mechanical power transmission sectors, most notably those of Imo and Allweiler in 1997 and 1998, respectively. In 2004, we divested our mechanical power transmission operations and focused on fluid handling. Through the end of 2011, we made a series of strategic acquisitions in this sector, including: Lubrication Systems Company (“LSC”), PD-Technik Ingenieurbüro GmbH (“PD-Technik”), Rosscor Holding B.V. (“Rosscor”) and COT-Puritech, Inc. (“COT-Puritech”).

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

Following the Charter Acquisition, and during the most recent three year period, we completed the following additional acquisitions that we expect will grow and strengthen our business:

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

In June 2015, we acquired the RootsTM blowers and compressors business unit (“Roots”), also known as Industrial Air & Gas Technologies, from GE Oil & Gas. Roots is a leading supplier of blower and compressor technologies, which service a broad range of end markets.

In October 2015, we acquired Simsmart Technologies, Inc. (“Simsmart”). Simsmart provides a software product that controls ventilation conditions and increases fan efficiency.

Fabrication Technology

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

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. For the year ended December 31, 2015, welding consumables represented approximately 37% of our total Net sales. Our fabrication technology products are marketed under several brand names, most notably ESAB and Victor, which we believe are well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. The Victor Acquisition complemented the geographic footprint of our fabrication technology segment and expanded our cutting equipment and consumables, gas control and specialty welding product lines. Products are sold into a wide range of end markets, including oil & gas, power generation, wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

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

Additionally, we utilize CBS to continuously improve our business. CBS is our business system designed to drive a culture of continuous improvement in all aspects of our operations and strategic planning. We believe that our management team’s access to and experience in the application of the CBS methodology is one of our primary competitive strengths.

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our exposure to developing economies will provide additional opportunities for growth in the future. Our principal markets outside the U.S. are in Europe, Asia, the Middle East and South America, and for the year ended December 31, 2015, approximately 45% of our Net sales were shipped to locations in emerging markets.

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

Research and development expense was $41.5 million, $43.0 million and $27.4 million in 2015, 2014 and 2013, respectively. We expect to continue making significant expenditures for research and development in order to maintain and improve our competitive position.

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

Manufacturing turnaround time for our gas- and fluid-handling operating segment is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and may range from days to several years. Backlog of gas- and fluid-handling orders as of December 31, 2015 was $1.1 billion, compared with $1.4 billion as of December 31, 2014. A substantial majority of the gas- and fluid-handling order backlog as of December 31, 2015 is expected to be filled within the current fiscal year.

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

Associates

The following table presents our worldwide associate base as of the dates indicated:

	December 31,
	2015	2014	2013
North America	3,451	3,340	2,667
Europe	5,969	6,415	6,761
Asia and Middle East	4,131	4,696	4,722
Central and South America	2,991	3,255	2,963
Other	545	645	646
Total associates	17,087	18,351	17,759

Approximately 2% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 41% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

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

Colfax’s financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. Any sustained weakness in demand for our products and services resulting from a downturn of or uncertainty in the global economy could reduce our sales and profitability.

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

A continued significant or sustained decline in commodity prices, including oil, has and could continue to negatively impact the levels of capital investment and maintenance expenditures by certain of our customers, which in turn has and could continue to reduce the demand for our products and services and harm our operations and financial performance.

Demand for our products and services depends, in part, on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of capital expenditures by our customers is dependent, amongst other factors, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. We are currently in the midst of a sustained decline in commodity prices. Continued volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. In particular, conditions in the oil and gas industry are highly cyclical and subject to factors beyond our control. We believe demand for our products and services by many of our customers, particularly those within the oil, gas and petrochemical end market, to be primarily profit-driven, and historically these customers have tended to delay large capital projects, including expensive maintenance and upgrades, when the markets in which they participate experience volatility, as they have recently. A further reduction in demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, our business strategy has relied on acquisitions. We expect to derive a significant portion of our growth by acquiring businesses and integrating those businesses into our existing operations. We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to:

•	obtain debt or equity financing that we may need to complete proposed acquisitions;

•	identify suitable acquisition candidates;

•	negotiate appropriate acquisition terms;

•	complete the proposed acquisitions; and

•	integrate the acquired business into our existing operations.

If we fail to achieve any of these steps, our growth strategy may not be successful. In particular, a decline in our stock price has and may continue to make debt or equity financing more challenging to obtain. This may inhibit our ability to acquire new businesses in the future.

Acquisitions involve numerous risks, including risks related to integration, and we may not realize the anticipated benefits of our acquisitions.

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, controls, technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers and distributors of the acquired company and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring business’ operations during this period. We may not accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems and our financial systems. The failure to successfully integrate acquired businesses in a timely manner, or at all, could have an adverse effect on our business, financial condition and results of operations.

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

We may require additional capital to finance our operating needs and to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under the 2015 Deutsche Bank Credit Agreement, we may not be able to pursue our growth strategy.

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

In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. See
“—The 2015 Deutsche Bank Credit Agreement contains restrictions that may limit our flexibility in operating our business.” below.

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

If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster, power outage, fire, explosion, terrorism, cyber-based attack, adverse weather conditions, labor disputes or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition. Any recovery under our property damage and business interruption insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other applicable anti-bribery laws could have an adverse effect on our business.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. However, we operate in certain countries that are recognized as having governmental and commercial corruption. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, in the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management.

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

Our efforts to comply with U.S. and other applicable sanction and embargo laws may not be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not or are perceived as not being wholly effective. Actual or alleged violations of these laws could lead to substantial fines or other sanctions which could result in substantial costs. In addition, Syria, Iran and certain other sanctioned countries currently are identified by the U.S. State Department as state sponsors of terrorism, and have been subject to restrictive sanctions. Because certain of our independent foreign subsidiaries have contact with and transact limited business in certain U.S. sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our shares and our business, financial condition and results of operations. In addition, certain U.S. states and municipalities have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as Colfax or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our shares and our business, financial condition and results of operations.

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
In the year ended December 31, 2015, we derived approximately 72% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 29 non-U.S. countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

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

As of December 31, 2015, approximately 43% of our employees were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 13,800 employees, representing 81% of our worldwide employee base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our employees are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

As the manufacturer of equipment for use in industrial markets, we face an inherent risk of exposure to product liability claims. Our products may not be free from defects. In addition, some of our products contain components manufactured by third parties, which may also have defects. Our product liability insurance policies have limits that may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

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

The 2015 Deutsche Bank Credit Agreement contains restrictions that may limit our flexibility in operating our business.

The 2015 Deutsche Bank Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	make certain investments;

•	create liens on certain assets to secure debt; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all our assets.
In addition, under the 2015 Deutsche Bank Credit Agreement, we are required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Limitations imposed by the 2015 Deutsche Bank Credit Agreement’s various covenants could have a materially adverse effect on our business, financial condition and results of operations.

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

We operate defined benefit pension plans and post-retirement medical and death benefit plans for our current and former employees worldwide. Each plan’s funding position is affected by the investment performance of the plan’s investments, changes in the fair value of the plan’s assets, the type of investments, the life expectancy of the plan’s members, changes in the actuarial assumptions used to value the plan’s liabilities, changes in the rate of inflation and interest rates, our financial position, as well as other changes in economic conditions. Furthermore, since a significant proportion of the plans’ assets are invested in publicly traded debt and equity securities, they are, and will be, affected by market risks. Any detrimental change in any of the above factors is likely to worsen the funding position of each of the relevant plans, and this is likely to require the plans’ sponsoring employers to increase the contributions currently made to the plans to satisfy our obligations. Any requirement to increase the level of contributions currently made could have a material adverse effect on our business, financial condition and results of operations.

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2015, approximately 72% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact the financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

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

In addition to the regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also cause damage to our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business.

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

In addition, information technology security threats and sophisticated computer crime, including advanced persistent threats such as attempts to gain unauthorized access to our systems, are increasing in sophistication and frequency. We have experienced, and expect to continue to confront attempts from hackers and other third parties to gain unauthorized access to our information technology systems and networks. Although these attacks to date have not had a material impact on us, we could in the future experience attacks that could have a material adverse effect on our financial condition, results of operations or liquidity. While we actively manage information technology risks within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.

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

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income or the repatriation of income held in foreign jurisdictions. Our Cash and cash equivalents as of December 31, 2015 includes $186.9 million held in jurisdictions outside the U.S., which may be subject to U.S. income tax if repatriated into the U.S. and other restrictions. In addition, the U.S. and foreign countries have considered changes to existing tax laws, including allowing existing provisions to expire, that could significantly impact the treatment of income earned outside the U.S. An increase in our effective tax rate could have a material adverse effect on our after-tax results of operations.

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

Pursuant to certain registration rights agreements we have entered with Mitchell P. Rales, Steven M. Rales, BDT CF Acquisition Vehicle, LLC, and Markel Corporation (collectively, the “Investors”), the Investors and their permitted transferees have registration rights for the resale of certain shares of Colfax Common stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Colfax Common stock available for public trading. Sales by the Investors or their permitted transferees of a substantial number of shares of Colfax Common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Colfax Common stock.

Additionally, under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of Colfax Common stock. Furthermore, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares, either through an existing shelf registration statement or through other mechanisms. Additional shares issued would have a dilutive effect on our earnings per share.

Provisions in our governing documents and Delaware law, and the percentage of Common stock owned by our largest stockholders, may delay or prevent an acquisition of Colfax that may be beneficial to our stockholders.

Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain provisions that may make it difficult for a third party to acquire us without the consent of our Board of Directors. These include provisions prohibiting stockholders from taking action by written consent, prohibiting special meetings of stockholders called by stockholders, prohibiting stockholder nominations and approvals without complying with specific advance notice requirements, and mandating certain procedural steps for stockholders who wish to introduce business or nominate a director candidate. In addition, our Board of Directors has the right to issue Preferred stock without stockholder approval, which our Board of Directors could use to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of Colfax. Delaware law also imposes some restrictions on mergers and other business combinations between Colfax and any holder of 15% or more of its outstanding voting stock.

In addition, the percentage of Colfax Common stock owned Mitchell P. Rales, Steven M. Rales, and BDT Capital Partners, LLC and its affiliates could discourage a third party from proposing a change of control or other strategic transaction concerning Colfax.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Annapolis Junction, Maryland in a facility that we lease. As of December 31, 2015, our gas- and fluid-handling reportable segment had 9 principal production facilities in the U.S. representing approximately 982,000 and 38,000 square feet of owned and leased space, respectively, and 47 principal production facilities in 22 different countries in Asia, Europe, the Americas, Australia and South Africa, representing a total of 2.9 million and 0.7 million square feet of owned and leased space, respectively. Additionally, as of December 31, 2015, our fabrication technology operating segment had a total of 6 production facilities in the U.S., representing a total of 1.3 million and 0.4 million square feet of owned and leased space, and 31 production facilities outside the U.S., representing a total of 7.5 million and 2.0 million square feet of owned and leased space, respectively, in 17 countries in Australia, Central and Eastern Europe, Central and South America and Asia.

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

Name	Age	Position
Matthew L. Trerotola	48	President and Chief Executive Officer and Director, Colfax Corporation President and Chief Executive Officer, ESAB Global
C. Scott Brannan	57	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Daniel A. Pryor	47	Executive Vice President, Strategy and Business Development
Ian Brander	54	Chief Executive Officer, Howden
Lynn Clark	58	Senior Vice President, Global Human Resources
Darryl Mayhorn	51	Senior Vice President, President and CEO of Colfax Fluid Handling
A. Lynne Puckett	53	Senior Vice President, General Counsel and Secretary
Stephen J. Wittig	53	Senior Vice President, Colfax Business System and Supply Chain Strategy

Matthew L. Trerotola has been President and Chief Executive Office since July 2015. Prior to joining Colfax, Mr. Trerotola was an Executive Vice President and a member of DuPont’s Office of the Chief Executive, responsible for DuPont’s Electronics & Communications and Safety & Protection segments. Mr. Trerotola also had corporate responsibility for DuPont’s Asia-Pacific business. Many of Mr. Trerotola’s roles at DuPont involved applying innovation to improve margins and accelerate organic growth in global businesses. Prior to rejoining DuPont in 2013, Mr. Trerotola had served in leadership roles at Danaher since 2007, and was most recently Vice President and Group Executive for Life Sciences. Previously, Mr. Trerotola was Group Executive for Product Identification from 2009 to 2012, and President of the Videojet business from 2007 to 2009. While at McKinsey & Company from 1995 to 1999, Mr. Trerotola focused primarily on helping industrial companies accelerate growth. Mr. Trerotola earned his M.B.A. from Harvard Business School and his B.S. in Chemical Engineering from the University of Virginia.

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

Lynn Clark has been the Senior Vice President, Global Human Resources since January 2013. Prior to joining Colfax, she served as senior vice president, global human resources for Mead Johnson Nutrition. Ms. Clark held roles of increasing responsibility in human resources at Bristol-Myers Squibb from 2001 to 2009, and prior to this, with Lucent Technologies and Allied Signal Corporation. Prior to her experience in human resources, she worked for 15 years in sales and marketing. Ms. Clark has a bachelor of science in education and a master of science in college student personnel from Bowling Green University in Ohio.

Darryl Mayhorn has been the Senior Vice President, President and CEO of Colfax Fluid Handling since July 2014. Prior to joining Colfax, Mr. Mayhorn was President of the Rexnord Aerospace Group from 2008 to 2014 and was previously the Chief Human Resources Officer of Rexnord Corporation. His professional career includes leadership roles at various global industrial companies, including Danaher Corporation and Eaton Corporation. Mr. Mayhorn is an alumnus of the University of Missouri, where he earned a Bachelor of Science degree in Business Administration. He has a master’s degree in business administration from St. Louis University.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 2, 2016, there were 30,600 holders of record of our Common stock. The high and low sales prices per share of our Common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	Year Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$53.59	$42.86	$72.56	$58.30
Second Quarter	$53.17	$46.32	$75.37	$67.16
Third Quarter	$46.92	$30.21	$75.26	$56.23
Fourth Quarter	$32.23	$21.76	$58.63	$45.48

We have not paid any dividends on our Common stock since inception, and we do not anticipate the declaration or payment of dividends at any time in the foreseeable future.

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Russell 2000 Index and the Standard & Poor’s (“S&P”) Industrial Machinery Index. The graph assumes that $100 was invested on December 31, 2010 in each of our Common stock, the Russell 2000 Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

Issuer Purchase of Equity Securities

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31, 2016 and is being conducted pursuant to SEC Rule 10b-18. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. For the period January 1, 2016 to February 3, 2016 the Company repurchased 1,000,000 shares of the Company’s Common stock at an average price paid per share of $20.81 under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934 (“10b5-1 Plan”).

The following table presents certain information with respect to our common stock repurchases during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
9/26/15 - 10/23/15	480,539	27.84		480,539	86,621,794
10/24/15 - 11/20/15	505,740	27.66		505,740	72,633,026
11/21/15 - 12/31/15	—	—		—	72,633,026
Total	986,279	27.75	(1)	986,279	72,633,026	(2)

(1)	Represents the weighted-average price paid per share during the fourth quarter of 2015.

(2)	Represents the repurchase program limit authorized by the Board of Directors of $100.0 million less the value of purchases made during the fourth quarter of 2015.

There were no Common stock repurchases during 2014 or 2013.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$3,967,053	$4,624,476	$4,207,209	$3,913,856	$693,392
Cost of sales	2,715,279	3,145,631	2,900,987	2,761,731	453,293
Gross profit	1,251,774	1,478,845	1,306,222	1,152,125	240,099
Selling, general and administrative expense	905,952	1,011,171	864,328	908,439	173,461
Charter acquisition-related expense	—	—	—	43,617	31,052
Restructuring and other related charges	61,177	58,121	35,502	60,060	9,680
Operating income	284,645	409,553	406,392	140,009	25,906
Interest expense	47,743	51,305	103,597	91,570	5,919
Provision for (benefit from) income taxes	49,724	(62,025)	93,652	90,703	15,432
Net income (loss)	187,178	420,273	209,143	(42,264)	4,555
Less: income attributable to noncontrolling interest, net of taxes	19,439	28,175	30,515	22,138	—
Dividends on preferred stock	—	2,348	20,396	18,951	—
Preferred stock conversion inducement payment	—	19,565	—	—	—
Net income (loss) available to Colfax Corporation common shareholders	$167,739	$370,185	$158,232	$(83,353)	$4,555
Net income (loss) per share—basic	$1.35	$3.06	$1.56	$(0.92)	$0.10
Net income (loss) per share—diluted	$1.34	$3.02	$1.54	$(0.92)	$0.10
Balance Sheet Data:
Cash and cash equivalents	$197,469	$305,448	$311,301	$482,449	$75,108
Goodwill and Intangible assets, net	3,813,399	3,916,606	3,242,252	2,853,279	245,873
Total assets	6,732,919	7,211,517	6,593,679	6,122,092	1,087,531
Total debt, including current portion	1,417,547	1,536,810	1,479,586	1,720,676	110,506

(1)
During 2015, we completed the acquisitions of Roots and Simsmart. See Note 4, “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information. In October 2015, we authorized the repurchase of up to $100.0 million of our Common Stock and we refinanced our debt in June 2015. See Note 11, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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

(5)
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

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2015, approximately 74% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, the expansion of market opportunities in Asia, successfully completing global strategic acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 72% for the year ended December 31, 2015, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

In February 2015, the Venezuelan government introduced a marginal foreign exchange system (“SIMADI”) which replaces an auction-based foreign exchange system that began operating on March 24, 2015 (“SICAD II”), which we previously used to remeasure our Venezuelan operations. During the year ended December 31, 2015, we have determined the SIMADI to be the most appropriate rate with which to remeasure or Venezuelan operations from the multiple current legal mechanisms in Venezuela to exchange currency. As of and for the year ended December 31, 2015, our Venezuelan operation represented less than 1% of our Total assets and Net sales. The foreign currency transaction loss recognized related to the adoption of the SIMADI did not have a material impact on our Consolidated Statement of Income for the year ended December 31, 2015.

The lift of currency controls in Argentina in December 2015 has caused the Argentine peso to devalue relative to the U.S. dollar. We may be subject to additional foreign currency losses depending on whether Argentina further devalues the peso. As of and for the year ended December 31, 2015, our Argentine operations represented less than 1% of our Total assets and approximately 2% of our Net sales.

We expect the impact of changes in foreign exchange rates to continue to negatively impact our overall results of operations in 2016 as a result of the strengthening of the U.S. dollar against most currencies.

Economic Conditions

Demand for our products depends on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. Additionally, volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. While demand can be cyclical, we believe that our diversified operations generally limit the impact of a downturn in any one market on our consolidated results. However, we are currently in the midst of a sustained decline in commodity prices, including oil, which has had a negative impact on the levels of capital invested and maintenance expenditures by certain of our customers which in turn has reduced the demand for our products and services.

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

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Foremarket and equipment	45%	47%	47%
Aftermarket and consumables	55%	53%	53%

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

On June 30, 2015, the Company completed the acquisition of Roots for $180.7 million. Roots is a leading supplier of blower and compressor technologies which service a broad range of end markets, including wastewater treatment, chemical production, and power generation. The acquisition builds on Howden’s global strength in compressors and blowers and adds important application expertise and product solutions to the portfolio.

On October 5, 2015, Colfax completed the acquisition of Simsmart for cash consideration of $15.3 million, net of cash acquired. Simsmart provides a software product that controls ventilation conditions and increases fan efficiency. The acquisition of Simsmart expands the Howden product portfolio primarily within the mining end market and other end markets with challenging ventilation conditions.

Fabrication Technology

On April 14, 2014, Colfax completed the Victor Acquisition for net cash consideration of $948.8 million, subject to certain adjustments. Victor is a pre-eminent global manufacturer of cutting, gas control and specialty welding solutions. The acquisition complemented the geographic footprint of our fabrication technology segment and expanded our product portfolio into new applications.

Sales, Orders and Backlog

Our Net sales increased from $4.2 billion in 2013 to $4.6 billion in 2014. In 2015, our Net sales decreased to $4.0 billion. The following table presents the components of changes in consolidated Net sales and, for our gas- and fluid-handling segment, orders and order backlog:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)

As of and for the year ended December 31, 2013	$4,207.2		$2,061.4		$1,577.4
Components of Change:
Existing businesses(2)	(79.0)	(1.9)%	(0.1)	—%	(42.9)	(2.7)%
Acquisitions(3)	635.2	15.1%	251.7	12.2%	—	—%
Foreign currency translation(4)	(138.9)	(3.3)%	(26.3)	(1.3)%	(132.2)	(8.4)%
	417.3	9.9%	225.3	10.9%	(175.1)	(11.1)%
As of and for the year ended December 31, 2014	$4,624.5		$2,286.7		$1,402.3
Components of Change:
Existing businesses(2)	(304.5)	(6.6)%	(287.1)	(12.6)%	(145.4)	(10.4)%
Acquisitions(3)	171.2	3.7%	57.9	2.5%	43.3	3.1%
Foreign currency translation(4)	(524.1)	(11.3)%	(221.1)	(9.6)%	(159.3)	(11.3)%
	(657.4)	(14.2)%	(450.3)	(19.7)%	(261.4)	(18.6)%
As of and for the year ended December 31, 2015	$3,967.1		$1,836.4		$1,140.9

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

The decrease in Net sales from existing businesses during 2015 compared to 2014 was attributable to decreases of $170.3 million and $134.2 million in our gas- and fluid-handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during 2015 in comparison to 2014 due to declining demand in all end markets from unfavorable domestic and international macroeconomic conditions.

The decrease in Net sales from existing businesses during 2014 compared to 2013 was attributable to decreases of $47.7 million and $31.3 million in our fabrication technology and gas- and fluid-handling segments, respectively. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment were flat during 2014 in comparison to 2013 as declines in demand from the oil, gas and petrochemical, power generation and mining end markets were offset by growth in demand from the marine and general industrial and other end markets.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Gas and Fluid Handling	$1,981.8	$2,329.6	$2,104.0
Fabrication Technology	1,985.3	2,294.9	2,103.2
Total Net sales	$3,967.1	$4,624.5	$4,207.2

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net sales	$1,981.8	$2,329.6	$2,104.0
Gross profit	594.4	696.7	626.7
Gross profit margin	30.0%	29.9%	29.8%
Restructuring and other related charges	$31.5	$26.5	$10.4
Selling, general and administrative expense	399.9	438.9	355.9
Selling, general and administrative expense as a percentage of Net sales	20.2%	18.8%	16.9%
Segment operating income	194.5	254.2	270.7
Segment operating income margin	9.8%	10.9%	12.9%

The $170.3 million Net sales decrease due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2015 in comparison to 2014 was primarily due to declines in the power generation, mining, and general industrial and other end markets, partially offset by growth in the marine and oil, gas, and petrochemical end markets. Additionally, changes in foreign exchange rates had a negative impact of $225.4 million, partially offset by acquisition related growth of $47.9 million. Gross profit decreased during 2015, which was primarily the result of changes in foreign exchange rates and lower volumes. Gross profit margin increased during 2015 in comparison to 2014 as improved margins through cost control and restructuring savings were more than sufficient to offset the impact of lower volumes. Restructuring and other related charges increased during 2015 primarily due to accelerated cost reduction programs to eliminate excess in the cost structure of the Company in response to the current challenging, cyclical economic conditions. Selling, general and administrative expense for 2015 decreased compared to 2014 primarily due to changes in foreign exchange rates, cost control activities and the impact of lower volumes, partially offset by acquisition-related growth, $8.1 million of charges associated with uncollectible accounts of a specific customer in South America, $2.8 million of asset impairment charges which includes a $1.7 million impairment loss related to a finite-lived intangible asset, approximately $8.0 million of transaction costs and year-one amortization charges associated with 2015 acquisitions, and a $4.1 million charge for revaluation of net asbestos-related liabilities. Additionally, Selling, general and administrative expense for 2014 includes a $13.4 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $1.3 million foreign currency loss from the use of the SICAD II exchange rate at our Venezuelan fluid-handling business, partially offset by an unrealized gain of $2.9 million related to the Clarus contingent payment liability.

The $31.3 million Net sales decrease due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2014 in comparison to 2013 was primarily due to declines in the oil, gas and petrochemical, power generation and marine end markets, partially offset by growth in the mining and general industrial and other end markets. Additionally, Net sales increased by $287.9 million due to acquisitions and changes in foreign exchange rates had a negative impact of $31.0 million. Gross profit increased during 2014 reflecting the impact of acquisitions. Gross profit margin increased during 2014 in comparison to 2013 as improved margins through cost control and restructuring savings in our gas-handling business were more than sufficient to offset the lower margins of the acquired entities. Restructuring and other related charges increased during 2014 primarily due to an increase in restructuring actions to reduce structural costs and integrate the acquisitions made during the fourth quarter of 2013. Selling, general and administrative expense for 2014 increased compared to 2013 primarily as a result of a $66.3 million increase due to acquisitions and the specific 2014 charges discussed previously.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net sales	$1,985.3	$2,294.9	$2,103.2
Gross profit	657.4	782.1	679.6
Gross profit margin	33.1%	34.1%	32.3%
Restructuring and other related charges	$29.7	$31.6	$25.1
Selling, general and administrative expense	459.1	516.3	459.9
Selling, general and administrative expense as a percentage of Net sales	23.1%	22.5%	21.9%
Segment operating income	$198.3	$265.8	$219.6
Segment operating income margin	10.0%	11.6%	10.4%

The Net sales decrease during 2015 compared to 2014 was primarily the result of a decrease in existing businesses of $134.2 million and changes in foreign exchange rates which had a negative impact of $298.7 million, partially offset by acquisition-related growth of $123.3 million. The $134.2 million Net sales decline due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2015 in comparison to 2014 was primarily the result of decreases in equipment sales and consumable volumes in most regions. Gross profit and gross profit margin for 2015 decreased reflecting changes in foreign exchange rates, lower volumes, mix impact from oil and gas and lower overall capital equipment spending. The decrease in Selling, general and administrative expense during 2015 was primarily due to changes in foreign exchange rates, cost control activities and the impact of lower volumes, partially offset by an acquisition-related increase of $24.1 million, and a $1.5 million impairment loss related to an identifiable intangible asset during 2015. Additionally, Selling, general and administrative expense for 2014 includes a $5.0 million loss from the use of the SICAD II exchange rate at our Venezuelan fabrication technology business, which did not repeat in 2015.

The $191.7 million Net sales increase during 2014 compared to 2013 was primarily the result of acquisition-related growth of $347.3 million, partially offset by changes in foreign exchange rates which had a negative impact of $107.9 million. The $47.7 million Net sales decline due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2014 in comparison to 2013 was primarily the result of decreases in consumable volumes in most geographies. Gross profit and gross profit margin for 2014 increased reflecting the positive impact of cost control activities. Additionally, Gross profit and gross profit margin during 2014 were positively impacted by the higher gross margins at Victor, which were partially offset by acquisition-related inventory step up expense of $9.0 million. The increase in Selling, general and administrative expense during 2014 was primarily due to an acquisition-related increase of $95.5 million and the foreign currency loss at our Venezuelan fabrication technology business discussed previously.

Gross Profit - Total Company

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Gross profit	$1,251.8	$1,478.8	$1,306.2
Gross profit margin	31.6%	32.0%	31.0%

The $227.0 million decrease in Gross profit during 2015 in comparison to 2014 was attributable to decreases of $102.3 million and $124.7 million in our gas- and fluid-handling segment and our fabrication technology segment, respectively. The decrease in gross profit in both of our segments during 2015 as compared to 2014 was primarily due to changes in foreign exchange rates and lower overall volumes, partially offset by acquisition related growth. The increase in gross profit margin in our gas- and fluid-handling segment during 2015 as compared to 2014 was more than offset by the lower gross profit margin at fabrication technology. Changes in foreign exchange rates during 2015 had a $169.0 million negative impact on Gross profit.

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

Operating Expenses - Total Company

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Selling, general and administrative expense	$906.0	$1,011.2	$864.3
Selling, general and administrative expense as a percentage of Net sales	22.8%	21.9%	20.5%
Restructuring and other related charges	61.2	58.1	35.5

Selling, general and administrative expense decreased $105.2 million during 2015 in comparison to 2014. Changes in foreign exchange rates during 2015 decreased Selling, general, and administrative expenses by primarily $111.3 million. An overall decrease in acquisition integration costs and the positive benefit of restructuring actions to reduce structural costs and integrate acquisitions also contributed to the decrease. These items were partially offset by a $40.4 million acquisition-related increase in Selling, general and administrative expense during 2015. Additionally, Selling, general and administrative expense for 2015 includes an increase in the allowance for doubtful accounts of specific South American customers of $9.4 million, asset impairment charges of $4.3 million, and transaction costs and year-one amortization of approximately $8.0 million, as discussed previously. Selling, general and administrative expense as a percentage of Net sales increased primarily as a result of lower Net sales driven by reasons discussed above. Selling, general and administrative expense for 2014 includes a $13.4 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid-handling business line and a $6.3 million loss from the use of the SICAD II exchange rate at our Venezuelan businesses. The increase in Restructuring and other related charges during 2015 is attributable to our gas- and fluid-handling segment due to accelerated cost reduction programs to eliminate excess in the cost structure of the Company in response to the current challenging, cyclical economic conditions.

Selling, general and administrative expense increased $146.9 million during 2014 in comparison to 2013 primarily due to an increase of $161.8 million attributable to the addition of the operations associated with the Victor Acquisition and the gas- and fluid-handling acquisitions during 2013. Additionally, Selling, general and administrative expense for 2014 includes the specific charges discussed above associated with impairment, loss on disposition of a business line and foreign currency, partially offset by significant cost saving programs in both segments and an unrealized gain of $2.9 million related to the Clarus contingent payment liability, as the performance criteria are no longer expected to be met. Restructuring and other related charges increased compared to 2013 primarily due to an increase in restructuring actions to reduce structural costs and integrate the acquisitions made during 2014 and the fourth quarter of 2013.

Interest Expense - Total Company

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Interest expense	$47.7	$51.3	$103.6

The decrease in Interest expense during 2015 was primarily due to decreases in weighted average interest rates, outstanding borrowing levels and amortization of deferred financing fees and original issue discount. These decreases were partially offset by a $4.7 million write-off of certain deferred financings fees during 2015 in connection with the refinancing of our principal credit facility.

The decrease in Interest expense during 2014 was primarily attributable to the amendments to the Deutsche Bank Credit Agreement (as defined and further discussed in "Liquidity and Capital Resources—Borrowing Arrangements") during 2013. During 2013, $29.4 million of certain deferred fees and original issue discount were written-off in connection with the amendments which reduced future accretion to Interest expense and did not reoccur in 2014. Additionally, the favorable impact of lower borrowing rates reduced Interest expense by $13.7 million and the lesser accretion of deferred fees and original issue discount decreased Interest expense by $6.2 million, which were also attributable to the amendments in 2013. A reduction of $3.1 million is included in Interest expense due to the change in expected settlement under the conditions specified in the contract of the mandatorily redeemable non-voting preferred stock of Sicelub, as the performance criteria were not met.

Provision for Income Taxes - Total Company

Income before income taxes was $236.9 million and the Provision for income taxes was $49.7 million for 2015. The Provision for income taxes was impacted by a tax benefit of $13.0 million associated with the resolution of a liability for unrecognized tax benefits and the effect of foreign earnings where international tax rates are lower than the U.S. tax rate.

Income before income taxes was $358.2 million and the Benefit from income taxes was $62.0 million for 2014. The Benefit from income taxes was impacted by the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future U.S. income. This reassessment resulted in a decrease in the Company’s valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for 2014 of $145.4 million. Additionally, a tax benefit of $21.8 million was included in Benefit from income taxes in the Consolidated Statements of Income during 2014 associated with the resolution of a liability for unrecognized tax benefits. These items, as well as the impact of foreign earnings where international tax rates are lower than the U.S. tax rate, are the principal reasons for a tax benefit rather than a tax provision, which would result from the application of the U.S. federal statutory rate to the reported Income before income taxes for 2014.

Liquidity and Capital Resources

Overview

Historically, we have financed our capital and working capital requirements through a combination of cash flows from operating activities, borrowings under our bank credit facilities and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, share repurchases, asbestos-related cash outflows and funding of our pension plans. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Equity Capital

On May 13, 2013, we sold 7,500,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to a shelf registration statement for an aggregate purchase price of $331.9 million. In conjunction with this issuance, we recognized $12.0 million in equity issuance costs which were recorded as a reduction to Additional paid-in capital during 2013.

We entered into a Conversion Agreement with the BDT Investor, pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of the Company’s Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT

Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Consolidated Statement of Income for 2014.

On February 20, 2014, we sold 9,200,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to the shelf registration statement for an aggregate purchase price of $632.5 million. In conjunction with this issuance, we recognized $22.1 million in equity issuance costs, which were recorded as a reduction in Additional paid-in capital during 2014.

We contributed 66,000 shares, 183,000 shares, and 88,200 shares of newly issued Colfax Common stock to our U.S. defined benefit pension plan on May 21, 2015, January 15, 2014 and September 12, 2013, respectively.

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31, 2016. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. During the fourth quarter of 2015 the Company repurchased 986,279 shares of the Company’s Common stock in open market transactions through the close of business on December 31, 2015. From January 1, 2016 through February 3, 2016, the Company has repurchased 1,000,000 shares of the Company’s Common stock under a 10b5-1 Plan. As of February 4, 2016, the remaining stock repurchase authorization provided by the Company’s Board of Directors is approximately $52 million.

Borrowing Arrangements

We entered into a credit agreement by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Deutsche Bank Credit Agreement”) on September 12, 2011. In connection with the Charter Acquisition, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and we terminated our existing credit agreement as well as Charter’s outstanding indebtedness.

We entered into a Second and Third amendment to the Deutsche Bank Credit Agreement on February 22, 2013 and November 7, 2013, respectively, which, among other things, reallocated our borrowing capacities of the tranches of loans and reduced our interest rate margins when compared to the terms of the amended Deutsche Bank Credit Agreement on January 13, 2012. In conjunction with the 2013 amendments, we recorded a charge to Interest expense in the Consolidated Statement of Income for the year ended December 31, 2013 of $29.4 million to write-off certain deferred financing fees and original issue discount and expensed approximately $1.2 million of costs incurred in connection with the refinancing.

On May 14, 2014, we entered into an Incremental Amendment to the Term A-1 facility under the Deutsche Bank Credit Agreement, to increase the borrowing capacity of the Term A-1 facility by $150.0 million, upon the same terms as the existing Term A-1 facility.

On June 5, 2015, we entered into the 2015 Deutsche Bank Credit Agreement. The proceeds of the loans under the 2015 Deutsche Bank Credit Agreement were used by us to repay in full balances under our preexisting Deutsche Bank Credit Agreement, as well as for working capital and general corporate purposes. The 2015 Deutsche Bank Credit Agreement consists of a term loan in an aggregate amount of $750.0 million (the “Term Loan”) and a revolving credit facility (the “Revolver”), each of which matures in five years. The Revolver contains a $50.0 million swing line loan sub-facility.

On September 25, 2015, we entered into an Increase Agreement, as provided for under the terms of the 2015 Deutsche Bank Credit Agreement. Under the Increase Agreement, we increased the Revolver by $300.0 million, resulting in a total Revolver commitment under the 2015 Deutsche Bank Credit Agreement of $1.3 billion. The Term Loan and the Revolver bear interest, at the election of the Company, at either the base rate (as defined in the 2015 Deutsche Bank Credit Agreement) or the Eurocurrency rate (as defined in the 2015 Deutsche Bank Credit Agreement), in each case, plus the applicable interest rate margin.

The Term Loan and the Revolver bear interest, at the election of the Company, at either the base rate (as defined in the 2015 Deutsche Bank Credit Agreement) or the Eurocurrency rate (as defined in the 2015 Deutsche Bank Credit Agreement), in each case, plus the applicable interest rate margin. The Term Loan and the Revolver initially bear interest either at the Eurocurrency rate plus 1.50% or at the base rate plus 0.50% , and in future quarters will bear interest either at the Eurocurrency rate or the base rate plus the applicable interest rate margin based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), the Company’s total leverage ratio and the corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00% , in the case of the Eurocurrency margin, and 0.25% to 1.00% , in the case of the base rate margin). Swing line loans bear interest at the applicable rate, as specified under the terms of the 2015 Deutsche Bank Credit Agreement, based upon the currency borrowed.

In conjunction with the 2015 Deutsche Bank Credit Agreement, we recorded a charge to Interest expense in the Consolidated Statement of Income for the year ended December 31, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.4 million of costs incurred in connection with the refinancing of the 2015 Deutsche Bank Credit Agreement. The Company had an original issue discount of $7.5 million and deferred financing fees of $8.1 million included in its Consolidated Balance Sheet as of December 31, 2015, which will be accreted to Interest expense primarily using the effective interest method, over the life of the 2015 Deutsche Bank Credit Agreement. As of December 31, 2015, the weighted-average interest rate of borrowings under the 2015 Deutsche Bank Credit Agreement was 1.83%, excluding accretion of original issue discount and amortization of deferred financing fees, and there was $688.8 million available on the revolving credit facility.

We are also party to additional letter of credit facilities with total capacity of $718.8 million. Total letters of credit of $360.4 million were outstanding as of December 31, 2015.

On December 22, 2014, we entered into a receivables financing facility, pursuant to which we established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of our subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit. On December 21, 2015, the Company increased the receivables financing facility by $15 million to $95 million and extended the facility through December 20, 2016. As of December 31, 2015, the total outstanding borrowings under the receivables financing facility were $75.8 million and the interest rate was 1.2%. The scheduled termination date for the receivables financing facility may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the 2015 Deutsche Bank Credit Agreement. The 2015 Deutsche Bank Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the 2015 Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The 2015 Deutsche Bank Credit Agreement contains various events of default (including failure to comply with the covenants under the 2015 Deutsche Bank Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of December 31, 2015. We believe that our sources of liquidity, including the 2015 Deutsche Bank Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2015, we had $197.4 million of Cash and cash equivalents, a decrease of $108.0 million from $305.4 million as of December 31, 2014. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net cash provided by operating activities	$303.8	$385.8	$362.2
Purchases of fixed assets, net	(69.9)	(84.5)	(71.5)
Acquisitions, net of cash received	(196.0)	(948.8)	(372.5)
Loans to non-trade creditors	—	—	(31.0)
Other, net	18.9	3.2	—
Net cash used in investing activities	(247.0)	(1,030.1)	(475.0)
(Repayments of) proceeds from borrowings, net	(88.9)	90.9	(309.0)
Proceeds from issuance of common stock, net	6.1	613.9	324.2
Repurchases of common stock	(27.4)	—	—
Acquisition of shares held by noncontrolling interest	—	(10.3)	(14.9)
Preferred stock conversion inducement payment	—	(19.6)	—
Other uses	(21.1)	(24.9)	(45.4)
Net cash (used in) provided by financing activities	(131.3)	650.0	(45.1)
Effect of exchange rates on Cash and cash equivalents	(33.5)	(11.6)	(13.2)
Decrease in Cash and cash equivalents	$(108.0)	$(5.9)	$(171.1)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $22.7 million, $32.7 million and $39.6 million during 2015, 2014 and 2013, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2015, 2014 and 2013 cash contributions for defined benefit plans were $44.1 million, $59.6 million and $46.9 million, respectively.

•	During 2015, 2014 and 2013 cash payments of $57.7 million, $43.5 million and $47.3 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During 2015, net working capital decreased by $52.5 million due to improved collections in receivables, partially offset by a slight increase in inventory and decreases in payables. During 2014, net working capital increased by $16.7 million primarily due to seasonal increases in receivables and decreases in payables, partially offset by a decrease in inventory as we reduced the high inventory levels attributable to the Victor Acquisition, which reduced our cash flows from operating activities. During 2013, net working capital decreased by $110 million, primarily due to a decrease in inventory from our CBS initiatives and an increase in payables associated with the timing of year-end purchases partially offset by the seasonal increase in receivables, which increased our cash flows from operating activities.

Cash flows from investing activities during 2015 were impacted by the net cash outflows of $180.7 million associated with the Roots Acquisition and $15.3 million for the Simsmart acquisition. Cash flows from investing activities during 2014 were impacted by the net cash outflows of $948.8 million associated with the Victor Acquisition. During 2013, the acquisitions of GII, Clarus, ČKDK, TLT-Babcock, Alphair and Sicelub resulted in net cash outflows of $399.9 million.

Cash flows from financing activities during 2015 were impacted by the refinancing of the 2015 Deutsche Bank Credit Agreement further discussed under "—Borrowing Arrangements" above. Additionally, cash flows from financing activities during 2015 were impacted by the share repurchases discussed under “—Equity Capital”.

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

Our Cash and cash equivalents as of December 31, 2015 included $186.9 million held in jurisdictions outside the U.S., which may be subject to tax penalties if repatriated into the U.S. and other restrictions.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2015.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$5.8	$9.1	$1,411.3	$—	$1,426.2
Interest payments on debt(1)	27.6	54.9	38.9	—	121.4
Operating leases	32.1	35.4	26.5	47.3	141.3
Capital leases	2.0	0.3	0.1	0.2	2.6
Purchase obligations(2)	340.7	9.7	0.7	0.3	351.4
Total	$408.2	$109.4	$1,477.5	$47.8	$2,042.9

(1)	Variable interest payments are estimated using a static rate of 1.83%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2015, which are estimated to be $34.9 million for the year ending December 31, 2016. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

On December 25, 2015, the mandatorily redeemable preferred stock of a subsidiary was redeemed and settled by offset of the outstanding loan payable to the Company by the holders of the mandatorily redeemable preferred stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2015 other than outstanding letters of credit of $360.4 million, unconditional purchase obligations with suppliers of $351.4 million, and $141.3 million of future operating lease payments.

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

We evaluate the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and indefinite-lived intangible assets are considered to be impaired when the net book value of a reporting unit or asset exceeds its implied fair value.

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, we may skip the qualitative assessment and proceed directly to the first step of the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s Goodwill over its implied fair value should such a circumstance arise.

We measure fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization in estimating the fair value of the reporting units.

During 2015, based on the results of the qualitative assessment for each reporting unit, we concluded based on a preponderance of positive indicators and the weight of such indicators that the fair values of our Fluid Handling, Howden Compressors and Howden Heavy Fans & Heaters reporting units are more likely than not greater than their respective carrying amounts and as a result, quantitative analyses would not be needed. Therefore, no further testing of goodwill for impairment was performed for these reporting units.
For our Fabrication Technology reporting unit, we noted unfavorable domestic and international economic trends, particularly trading volumes, which are driven by overall macroeconomic conditions within the welding industry. As such, we did not perform a qualitative assessment of goodwill for our Fabrication Technology reporting unit and proceeded directly to performing the first step of the two-step quantitative goodwill impairment test for 2015. Our quantitative impairment assessment of Goodwill associated with the Fabrication Technology reporting unit, based on the methodologies identified above, resulted in a calculated fair value that exceeded the carrying value of the reporting unit. Although we believe our calculated fair value exceeds the carrying value of the reporting unit by a reasonably sufficient amount, future deterioration in our performance or continued decline in demand from the fabrication technology end markets that we serve could result in a lower projected fair value in future periods.
The annual Goodwill impairment analysis performed as of September 26, 2015, September 27, 2014 and September 28, 2013 indicated no impairment to be present.

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

From time-to-time, we have identified certain indefinite-lived intangible assets that, due to indicators present at the specific operation associated with the indefinite-lived intangible asset, should be tested for impairment prior to our annual impairment evaluation. During 2015, an analysis was performed to evaluate certain intangible assets related to a specific operation within the Company due to a decline in anticipated performance at the operation associated with those assets. The analysis determined an indefinite-lived trade name within the Company’s fabrication technology segment was impaired based upon relief from royalty measurements and resulted in a $1.5 million impairment loss calculated as the difference between the fair value of the asset and its carrying value as of the date of the impairment test. The impairment loss was included in Selling, general and administrative expense in the Consolidated Statement of Income for 2015.

During 2014, an analysis was performed on a trade name related to a specific operation within the gas- and fluid-handling segment prior to the annual impairment analysis due to the decision to substantially reduce its operations. The analysis determined the trade name was no longer recoverable based upon relief from royalty measurements and resulted in a $2.9 million impairment loss included in Selling, general and administrative expense in the Consolidated Statement of Income for 2014.

The annual impairment analysis performed as of September 26, 2015, September 27, 2014 and September 28, 2013 indicated no impairment to be present, except for $0.2 million of impairment loss related to an indefinite-lived intangible asset included in the gas- and fluid-handling segment for the year ended December 31, 2013. This impairment results from a decline in anticipated revenue related to this asset. The impairment loss is included in Selling, general and administrative expense in the accompanying Consolidated Statement of Income and was calculated as the difference between the fair value of the asset under the relief from royalty method and its carrying value as of the date of the impairment test. See Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements for further information.

Continuation of the decline in oil prices increases the risk of impairments next year. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2015, we have Goodwill of $2.8 billion and indefinite lived trade names of $395.3 million that are subject to at least annual review for impairment. See Note 7, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for (benefit from) income taxes in the Consolidated Statements of Income. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $52.8 million as of December 31, 2015 and are included in Other liabilities in the accompanying Consolidated Balance Sheet.

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

We recognize revenue and cost of sales on gas-handling long-term contracts using the “percentage of completion method” in accordance with GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of December 31, 2015, there were $149.5 million of revenues in excess of billings and $146.3 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $39.5 million and $27.3 million as of December 31, 2015 and 2014, respectively. The current year increase was primarily driven by an increase in the allowance for doubtful accounts of specific South American customers of $9.4 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the 2015 Deutsche Bank Credit Agreement, substantially all of our borrowings as of December 31, 2015 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2015 would have increased Interest expense by approximately $14.8 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2015, approximately 72% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the 2015 Deutsche Bank Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2015 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $300 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2015, our open commodity futures contracts were not material.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Colfax Corporation

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Colfax Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Colfax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2015 of Colfax Corporation and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 16, 2016

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule referred to in the Index at Item 15(A)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 16, 2016

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2015	2014	2013

Net sales	$3,967,053	$4,624,476	$4,207,209
Cost of sales	2,715,279	3,145,631	2,900,987
Gross profit	1,251,774	1,478,845	1,306,222
Selling, general and administrative expense	905,952	1,011,171	864,328
Restructuring and other related charges	61,177	58,121	35,502
Operating income	284,645	409,553	406,392
Interest expense	47,743	51,305	103,597
Income before income taxes	236,902	358,248	302,795
Provision for (benefit from) income taxes	49,724	(62,025)	93,652
Net income	187,178	420,273	209,143
Less: income attributable to noncontrolling interest, net of taxes	19,439	28,175	30,515
Net income attributable to Colfax Corporation	167,739	392,098	178,628
Dividends on preferred stock	—	2,348	20,396
Preferred stock conversion inducement payment	—	19,565	—
Net income available to Colfax Corporation common shareholders	$167,739	$370,185	$158,232
Net income per share- basic	$1.35	$3.06	$1.56
Net income per share- diluted	$1.34	$3.02	$1.54

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands

	Year Ended December 31,
	2015	2014	2013
Net income	$187,178	$420,273	$209,143
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $751, $1,885 and $(3,634)	(317,909)	(356,243)	6,210
Unrealized gain (loss) on hedging activities, net of tax of $19,349, $4,141 and $404	11,659	30,404	(10,404)
Changes in unrecognized pension and other post-retirement benefit cost, net of tax of $6,373, $(20,117) and $575	29,323	(89,920)	77,071
Changes in deferred tax related to pension and other post-retirement benefit cost	3,817	1,934	—
Amounts reclassified from Accumulated other comprehensive loss:
Net pension and other post-retirement benefit cost, net of tax of $3,859, $2,063 and $715	7,300	5,282	10,022
Other comprehensive (loss) income	(265,810)	(408,543)	82,899
Comprehensive (loss) income	(78,632)	11,730	292,042
Less: comprehensive (loss) income attributable to noncontrolling interest	(3,347)	15,781	13,039
Comprehensive (loss) income attributable to Colfax Corporation	$(75,285)	$(4,051)	$279,003

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,469	$305,448
Trade receivables, less allowance for doubtful accounts of $39,505 and $27,256	888,166	1,029,150
Inventories, net	420,386	442,732
Other current assets	253,744	296,948
Total current assets	1,759,765	2,074,278
Property, plant and equipment, net	644,536	727,435
Goodwill	2,817,687	2,873,023
Intangible assets, net	995,712	1,043,583
Other assets	515,219	493,198
Total assets	$6,732,919	$7,211,517

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,792	$9,855
Accounts payable	718,893	780,287
Accrued liabilities	391,659	489,983
Total current liabilities	1,116,344	1,280,125
Long-term debt, less current portion	1,411,755	1,526,955
Other liabilities	948,264	1,051,993
Total liabilities	3,476,363	3,859,073
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,486,425 and 123,730,578 issued and outstanding	123	124
Additional paid-in capital	3,199,267	3,200,832
Retained earnings	557,300	389,561
Accumulated other comprehensive loss	(686,715)	(443,691)
Total Colfax Corporation equity	3,069,975	3,146,826
Noncontrolling interest	186,581	205,618
Total equity	3,256,556	3,352,444
Total liabilities and equity	$6,732,919	$7,211,517

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Preferred Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount	Shares	$ Amount
Balance at January 1, 2013	94,067,418	$94	13,877,552	$14	$2,197,694	$(138,856)	$(146,594)	$243,934	$2,156,286
Net income	—	—	—	—	—	178,628	—	30,515	209,143
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(14,260)	(14,260)
Acquisition of shares held by noncontrolling interest	—	—	—	—	955	—	(381)	(15,487)	(14,913)
Preferred stock dividend	—	—	—	—	—	(20,396)	—	—	(20,396)
Other comprehensive income (loss), net of tax of $(1.9) million	—	—	—	—	—	—	100,375	(17,476)	82,899
Common stock issuances, net of costs of $12.0 million	7,500,000	8	—	—	319,890	—	—	—	319,898
Common stock-based award activity	265,995	—	—	—	17,589	—	—	—	17,589
Contribution to defined benefit pension plan	88,200	—	—	—	4,877	—	—	—	4,877
Balance at December 31, 2013	101,921,613	102	13,877,552	14	2,541,005	19,376	(46,600)	227,226	2,741,123
Net income	—	—	—	—	—	392,098	—	28,175	420,273
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(12,007)	(12,007)
Acquisition of shares held by noncontrolling interest	—	—	—	—	15,986	—	(942)	(25,382)	(10,338)
Preferred stock dividend	—	—	—	—	—	(2,348)	—	—	(2,348)
Preferred stock conversion	12,173,291	12	(13,877,552)	(14)	2	(19,565)	—	—	(19,565)
Other comprehensive loss, net of tax of $(13.8) million and $(0.2) million	—	—	—	—	—	—	(396,149)	(12,394)	(408,543)
Common stock issuance, net of costs of $22.1 million	9,200,000	9	—	—	610,354	—	—	—	610,363
Common stock-based award activity	252,674	—	—	—	21,636	—	—	—	21,636
Contribution to defined benefit pension plan	183,000	1	—	—	11,849	—	—	—	11,850
Balance at December 31, 2014	123,730,578	124	—	—	3,200,832	389,561	(443,691)	205,618	3,352,444
Net income	—	—	—	—	—	167,739	—	19,439	187,178
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(15,690)	(15,690)
Other comprehensive loss, net of tax of $(26.2) million and $(0.4) million	—	—	—	—	—	—	(243,024)	(22,786)	(265,810)
Stock repurchase	(986,279)	(1)	—	—	(27,366)	—	—	—	(27,367)
Common stock-based award activity	676,126	—	—	—	22,373	—	—	—	22,373
Contribution to defined benefit pension plan	66,000	—	—	—	3,428	—	—	—	3,428
Balance at December 31, 2015	123,486,425	$123	—	$—	$3,199,267	$557,300	$(686,715)	$186,581	$3,256,556

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$187,178	$420,273	$209,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	154,542	174,724	119,258
Stock-based compensation expense	16,321	17,580	13,334
Non-cash interest expense	10,101	9,094	44,377
Gain on revaluation of Sicelub investment	—	—	(13,784)
Deferred income tax (benefit) provision	(22,717)	(139,488)	9,946
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	64,048	(19,916)	(98,912)
Inventories, net	(390)	57,847	79,987
Accounts payable	(11,184)	(54,666)	128,889
Changes in other operating assets and liabilities	(94,086)	(79,690)	(130,069)
Net cash provided by operating activities	303,813	385,758	362,169
Cash flows from investing activities:
Purchases of fixed assets	(69,877)	(84,458)	(71,482)
Acquisitions, net of cash received	(196,007)	(948,800)	(372,476)
Loans to non-trade creditors	—	—	(31,012)
Other, net	18,927	3,115	—
Net cash used in investing activities	(246,957)	(1,030,143)	(474,970)
Cash flows from financing activities:
Borrowings under term credit facility	750,000	150,000	50,861
Payments under term credit facility	(1,232,872)	(15,542)	(679,755)
Proceeds from borrowings on revolving credit facilities and other	1,498,039	1,370,626	648,000
Repayments of borrowings on revolving credit facilities and other	(1,104,055)	(1,414,146)	(328,133)
Proceeds from issuance of common stock, net	6,052	613,927	324,153
Repurchases of common stock	(27,367)	—	—
Acquisition of shares held by noncontrolling interest	—	(10,338)	(14,913)
Preferred stock conversion inducement payment	—	(19,565)	—
Payments of dividend on preferred stock	—	(3,853)	(20,396)
Other	(21,066)	(21,060)	(24,870)
Net cash (used in) provided by financing activities	(131,269)	650,049	(45,053)
Effect of foreign exchange rates on Cash and cash equivalents	(33,566)	(11,517)	(13,294)
Decrease in Cash and cash equivalents	(107,979)	(5,853)	(171,148)
Cash and cash equivalents, beginning of period	305,448	311,301	482,449
Cash and cash equivalents, end of period	$197,469	$305,448	$311,301

Supplemental Disclosure of Cash Flow Information:
Interest payments	$36,363	$42,041	$58,970
Income tax payments, net	79,540	82,694	93,856

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

During the year ended December 31, 2015, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2014, primarily due to the Company’s valuation of specific items related to an acquisition that occurred in the three months ended June 27, 2014. See Note 4, “Acquisitions” for additional information regarding these adjustments.

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

The Company recognizes revenue and cost of sales on gas-handling long-term contracts using the “percentage of completion method” in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Accounts payable. As of December 31, 2015, there were $149.5 million of revenues in excess of billings and $146.3 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet. As of December 31, 2014, there were $190.7 million of revenues in excess of billings and $175.3 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet.

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

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis in the Consolidated Statements of Income and are recorded as a component of Accrued liabilities in the Consolidated Balance Sheets until remitted to the respective taxing authority.

Research and Development Expense

Research and development costs of $41.5 million, $43.0 million and $27.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Income.

Advertising Costs

Advertising costs of $14.5 million, $18.2 million and $17.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Trade Receivables

Trade receivables are presented net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts based upon estimates of amounts deemed uncollectible and a specific review of significant delinquent accounts factoring in current and expected economic conditions. Estimated losses are based on historical collection experience, and are reviewed periodically by management. During the year ended December 31, 2015, the Company recorded an increase in the allowance for doubtful accounts of specific South American customers of $9.4 million.

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

The Company evaluates the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and indefinite-lived intangible assets are considered to be impaired when the net book value of a reporting unit or asset exceeds its implied fair value.

In the evaluation of Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, the Company may skip the qualitative assessment and proceed directly to the first step of the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s Goodwill over its implied fair value should such a circumstance arise.

The Company measures fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization in estimating the fair value of the reporting units.

Based on the results of the qualitative assessment for each reporting unit performed as of September 26, 2015, the Company concluded based on a preponderance of positive indicators and the weight of such indicators that the fair values of our Fluid Handling, Howden Compressors and Howden Heavy Fans & Heaters reporting units are more likely than not greater than their respective carrying amounts and as a result, quantitative analyses would not be needed. Therefore, no further testing of goodwill for impairment was performed for these reporting units.
For the Fabrication Technology reporting unit, the Company noted unfavorable domestic and international economic trends, particularly trading volumes, which are driven by overall macroeconomic conditions within the welding industry. As such, the Company did not perform a qualitative assessment of goodwill for the Fabrication Technology reporting unit and proceeded directly to performing the first step of the two-step quantitative goodwill impairment test for the annual impairment analysis performed as of September 26, 2015. The Company’s quantitative impairment assessment of Goodwill associated with the Fabrication Technology reporting unit, based on the methodologies identified above, resulted in a calculated fair value that exceeded the carrying value of the reporting unit.
The annual Goodwill impairment analysis performed as of September 26, 2015, September 27, 2014 and September 28, 2013 indicated no impairment to be present.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is not more likely than not for the indefinite-lived intangible asset’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of our indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated.

From time-to-time, the Company has identified certain indefinite-lived intangible assets that, due to indicators present at the specific operation associated with the indefinite-lived intangible asset, should be tested for impairment prior to the annual

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment evaluation. During the three months ended September 25, 2015, an analysis was performed to evaluate certain intangible assets related to a specific operation within the Company due to a decline in anticipated performance at the operation associated with those assets. The analysis determined an indefinite-lived trade name within the Company’s fabrication technology segment was impaired based upon relief from royalty measurements and resulted in a $1.5 million impairment loss calculated as the difference between the fair value of the asset and its carrying value as of the date of the impairment test. The impairment loss was included in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 31, 2015. The calculated fair value of the asset was $2.8 million and is included in Level Three of the fair value hierarchy.

During the year ended December 31, 2014, prior to the annual impairment evaluation, an analysis was performed to evaluate an indefinite-lived intangible asset related to a specific operation within the gas- and fluid-handling segment due to the decision to substantially reduce its operations. The analysis determined the indefinite-lived intangible asset, consisting of a trade name, was no longer recoverable based upon relief from royalty measurements and resulted in a $2.9 million impairment loss included in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 31, 2014.

The analyses performed as of September 26, 2015, September 27, 2014 and September 28, 2013 resulted in no impairment charges, except for $0.2 million of an impairment loss related to an indefinite-lived intangible asset included in the gas- and fluid-handling segment for the year ended December 31, 2013. This impairment resulted from a decline in anticipated revenue related to this asset. The impairment loss is included in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 31, 2013 and was calculated as the difference between the fair value of the asset under the relief from royalty method and its carrying value as of the date of the impairment test.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangibles primarily represent acquired customer relationships, acquired order backlog, acquired technology and software license agreements. Acquired order backlog is amortized in the same period the corresponding revenue is recognized. A portion of the Company’s acquired customer relationships is being amortized on an accelerated basis over periods ranging from seven to 30 years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangibles are being amortized on a straight-line basis over their estimated useful lives, generally ranging from two to 20 years.

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

During the year ended December 31, 2015, an analysis was performed to evaluate certain long-lived intangible assets related to a specific operation within the gas- and fluid-handling segment due to a decline in projected cash flows associated with the asset group. The analysis determined the customer relationship finite-lived, intangible asset was impaired. The impairment was calculated as the difference between the fair value of the remaining expected future cash flows to be generated from the asset and its carrying value as of the measurement date. The $1.7 million impairment loss was included in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 31, 2015. Subsequent to the impairment, the fair value of the asset was $0.8 million, which is included in Level Three of the fair value hierarchy and is not material to the Consolidated Financial Statements.

In addition, an analysis was performed during the year ended December 31, 2014 to evaluate certain long-lived intangible assets related to a specific operation within the gas- and fluid-handling segment due to the decision to substantially reduce its operations. The analysis determined the long-lived intangible assets, primarily consisting of acquired customer relationships and acquired technology, were no longer recoverable based upon projected undiscounted net cash flows. Further, as a result of management’s evaluation of projected cash flows related to another operation within the gas-and fluid-handling segment, an analysis was performed to evaluate the long-lived intangible assets related to that operation.  The analysis determined certain long-lived intangible assets, primarily consisting of acquired customer relationships, were impaired. The impairment was calculated as the difference between the fair value of the remaining expected future cash flows to be generated from the asset group and its carrying value as of the measurement date. The Company recorded $10.5 million of intangible asset impairment losses related to these two operations as a component of Selling, general and administrative expense in the Consolidated Statement of Income for

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 31, 2014. The fair value of these assets of $3.3 million as of December 31, 2014 are included in Level Three of the fair value hierarchy and are not material to the Consolidated Financial Statements.

The Company recorded asset impairment losses related to facility closures totaling $9.3 million, $4.6 million and $1.9 million during the years ended December 31, 2015, 2014 and 2013, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Income. The aggregate carrying value of these assets subsequent to impairment was $21.1 million, $15.1 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis. The Company’s 2015 Deutsche Bank Credit Agreement (as defined and further discussed in Note 10, “Debt”) includes debt denominated in the Euro of €263.5 million as of December 31, 2015, which has been designated as a net investment hedge in order to mitigate a portion of this risk.

Derivative instruments are generally recognized on a gross basis in the Consolidated Balance Sheets in either Other current assets, Other assets, Accrued liabilities or Other liabilities depending upon their respective fair values and maturity dates. The Company designates a portion of its foreign exchange contracts as cash flow hedges and fair value hedges. For all instruments designated as hedges, including net investment hedges, cash flow hedges and fair value hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Company assesses whether the relationship between the hedging instrument and the hedged item is highly effective at offsetting changes in the fair value both at inception of the hedging relationship and on an ongoing basis. For cash flow hedges and net investment hedges, unrealized gains and losses are recognized as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets to the extent that it is effective at offsetting the change in the fair value of the hedged item and realized gains and losses are recognized in the Consolidated Statements of Income consistent with the underlying hedged instrument. Gains and losses related to fair value hedges are recorded as an offset to the fair value of the underlying asset or liability, primarily Trade receivables and Accounts payable in the Consolidated Balance Sheets.

The Company does not enter into derivative contracts for trading purposes.

See Note 14, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

Warranty Costs

Estimated expenses related to product warranties are accrued as the revenue is recognized on products sold to customers and included in Cost of sales in the Consolidated Statements of Income. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

The activity in the Company’s warranty liability, which is included in Accrued liabilities and Other liabilities in the Company’s Consolidated Financial Statements, consisted of the following:

	Year Ended December 31,
	2015	2014
	(In thousands)
Warranty liability, beginning of period	$51,135	$65,512
Accrued warranty expense	21,092	23,019
Changes in estimates related to pre-existing warranties	(1,820)	(9,966)
Cost of warranty service work performed	(29,342)	(27,389)
Acquisitions	321	4,488
Foreign exchange translation effect	(3,979)	(4,529)
Warranty liability, end of period	$37,407	$51,135

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Provision for (benefit from) income taxes in the period that includes the enactment date.

Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through Provision for (benefit from) income taxes and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in the Provision for (benefit from) income taxes in the Consolidated Statements of Income.

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

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated Balance Sheets are recognized in Selling, general and administrative expense or Interest expense in the Consolidated Statements of Income for that period.

The Company considers the Venezuelan bolivar fuerte (“bolivar”) a highly inflationary currency. Therefore, financial statements of the Company’s Venezuelan operations are remeasured into their parents’ reporting currency. During the years ended December 31, 2014 and 2013, currency devaluations of approximately 87% and 32%, respectively, of the bolivar relative to the U.S. dollar resulted in foreign currency transaction losses of $6.3 million and $2.9 million recognized in Selling, general and administrative expense in the Consolidated Statements of Income for the years ended December 31, 2014 and 2013, respectively.

In February 2015, the Venezuelan government introduced a marginal foreign exchange system ("SIMADI") which replaces an auction-based foreign exchange system that began operating on March 24, 2014 ("SICAD II"), which was previously used to remeasure Venezuelan operations. During the year ended December 31, 2015, the Company determined the SIMADI to be the most appropriate rate with which to remeasure Venezuelan operations from the multiple current legal mechanisms in Venezuela to exchange currency. The foreign currency transaction loss recognized related to the adoption of the SIMADI did not have a material impact on our Consolidated Statement of Income for the year ended December 31, 2015. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates between the bolivar and the parents’ reporting currency and the amount of monetary assets and liabilities included in the Company’s Venezuelan operations’ balance sheets. As of and for the years ended December 31, 2015 and 2014, the Company’s Venezuelan operations represented less than 1% of the Company’s Total assets and Net sales. The bolivar-denominated monetary net asset position, primarily related to cash and cash equivalents, was $0.1 million and $0.7 million in the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2015, the Company recognized a net foreign currency transaction loss of $3.9 million and a gain of $2.1 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income. During the year ended December 31, 2014, the Company recognized net foreign currency transaction losses of $5.1 million and $5.5 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income, including the $6.3 million loss related to the devaluation of the bolivar discussed above. During the year ended December 31, 2013, net foreign currency transaction losses of $4.1 million and $5.2 million were recognized in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income, including the $2.9 million loss related to the devaluation of the bolivar discussed above.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Net deferred issuance costs of $8.1 million and $9.9 million, respectively, were included in the Consolidated Balance Sheets as of December 31, 2015 and 2014, which includes $13.4 million and $8.6 million, respectively, of accumulated amortization. As of December 31, 2015, $6.9 million and $1.2 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. As of December 31, 2014, $7.5 million and $2.4 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. See further discussion of presentation of deferred issuance costs in the Consolidated Balance Sheets in Note 3, “Recently Issued Accounting Pronouncements” as a result of adoption of Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)”. During the years ended December 31, 2015, 2014 and 2013, the Company deferred $3.4 million, $0.3 million and $7.1 million, respectively, of debt issuance costs. Further, the carrying value of Long-term debt is reduced by an original issue discount, which is accreted to Interest expense using the effective interest method over the term of the related obligation. See Note 10, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

3. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605—Revenue Recognition. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which delays the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. ASU 2014-09 is to be applied retrospectively, or on a modified retrospective basis. The Company plans to apply ASU 2014-09 retrospectively as of January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)” (“ASU No. 2015-03”). ASU No. 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has early adopted ASU No. 2015-03 during the year ended December 31, 2015 resulting in $1.2 million of debt issuance costs, net of accumulated amortization, presented as a direct deduction to the Company’s Long-term debt in the Consolidated Balance Sheet as of December 31, 2015. The retrospective application of ASU No. 2015-03 decreased Other assets and Long-term debt

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by $2.4 million in the Consolidated Balance Sheet as of December 31, 2014. The Company has applied the provisions of ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30)” and presents deferred costs associated with its line-of-credit agreements as an asset in the Consolidated Balance Sheet.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820)—Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Subtopic 835-30)” (“ASU No. 2015-07”). ASU No. 2015-07 aims to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy along with the related required disclosures. ASU No. 2015-07 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has early adopted ASU No. 2015-07 in the Notes to Financial Statements as of December 31, 2015 and has applied the disclosure provisions of ASU No. 2015-07 to all investments measured using the net asset value per share practical expedient. See Note 13, “Defined Benefit Plans” for further discussion on the impact of ASU No. 2015-07.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory” (“ASU No. 2015-11”). ASU No. 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2015-11 on its Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805)— Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”). ASU No. 2015-16 aims to simplify measurement period adjustments resulting from business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, will be recorded in the same period’s financial statements as the measurement period adjustment. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU No. 2015-16. The Company will adopt ASU No. 2015-16 prospectively in the fiscal period beginning after December 15, 2015.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740)—Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”). ASU No. 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the Consolidated Balance Sheets. The standard will be effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. ASU No. 2015-17 may be applied either prospectively or retrospectively to all periods presented. The Company has early adopted ASU No. 2015-17 during the year ended December 31, 2015. The retrospective application of ASU No. 2015-17 decreased Other current assets, Accrued liabilities and Other liabilities by $26.2 million, $6.2 million and $18.6 million, respectively, and increased Other assets by $1.4 million in the Consolidated Balance Sheet as of December 31, 2014.

4. Acquisitions

The following acquisitions were accounted for using the acquisition method of accounting, except as otherwise noted, and, accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective date of acquisition:

Gas and Fluid Handling

On October 5, 2015, Colfax completed the acquisition of Simsmart Technologies, Inc. (“Simsmart”) for cash consideration of $15.3 million, net of cash acquired. Simsmart provides a software product that controls ventilation conditions and increases fan efficiency. The acquisition of Simsmart expands the Howden product portfolio primarily within the mining end market and other end markets with challenging ventilation conditions.

On June 30, 2015, Colfax completed the acquisition of the RootsTM blowers and compressors business unit (“Roots”), also known as Industrial Air & Gas Technologies, from GE Oil & Gas (the “Roots Acquisition”) for cash consideration of $180.7 million. Roots is a leading supplier of blower and compressor technologies which service a broad range of end markets, including

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wastewater treatment, chemical production, and power generation. The acquisition of Roots builds on Howden’s global strength in compressors and blowers and adds important application expertise and product solutions to the portfolio.

On May 21, 2014, the Company completed the $0.8 million acquisition of the remaining ownership of Howden Thomassen Middle East FCZO (“Howden Middle East”), which resulted in an increase in the Company’s ownership of the subsidiary from 90% to 100% and was accounted for as an equity transaction, as the Company increased its controlling interest.

On November 29, 2013, the Company completed the acquisition of the global infrastructure and industry division of Fläkt Woods Group (“GII”) for approximately $246.0 million, including the assumption of debt. GII has operations around the world and expanded the Company’s product offerings in the heavy duty industrial and cooling fan market.

On November 25, 2013, the Company converted the common shares of Sistemas Centrales de Lubrication S.A. de C.V. (“Sicelub”), previously a less than wholly owned subsidiary in which the Company did not have a controlling interest, that were held by the majority owner into shares of mandatorily redeemable non-voting preferred stock of Sicelub valued at $31.7 million at the acquisition date, which resulted in an increase in the Company’s ownership from 44% to 100%. On the date of the acquisition, the Company held a $7.4 million equity investment representing the Company’s 44% investment in Sicelub and recognized a $13.8 million gain as a reduction in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 31, 2013 to remeasure the investment to fair value at the acquisition date based upon the total enterprise value, adjusting for a control premium. Changes in settlement value of the mandatorily redeemable preferred stock are determined, in part, by the achievement of certain performance goals. The change in the settlement value of the mandatorily redeemable preferred stock for each period will be reflected in Interest expense. During the year ended December 31, 2014, a $3.1 million reduction to Interest expense was reflected in the Consolidated Statement of Income due to the change in expected settlement value under the conditions specified in the contract of the mandatorily redeemable preferred stock, as the performance criteria were not met. On December 25, 2015, the shares of the mandatorily redeemable preferred stock of Sicelub were redeemed and settled by offset of the outstanding loan payable to the Company by the holders of the mandatorily redeemable preferred stock.

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

On July 9, 2013, the Company completed the acquisition of the common stock of Clarus Fluid Intelligence, LLC (“Clarus”) for $13.2 million, which included the fair value of an estimated additional contingent cash payment of $2.5 million at the acquisition date. The additional contingent payment, if any, would be paid during the year ending December 31, 2016 subject to the achievement of certain performance goals. During the year ended December 31, 2014, the Company recognized an unrealized gain of $2.9 million, including accretion, related to the Clarus contingent payment liability, as the performance criteria are no longer expected to be met. The unrealized gain and accretion were recognized in Selling, general and administrative expense and Interest expense in the Consolidated Statements of Income, respectively. Clarus is a domestic supplier of flushing services for marine applications primarily to U.S. government agencies, with primary operations based in Bellingham, Washington.

Fabrication Technology

On July 1, 2014, the Company completed the $9.5 million acquisition of the remaining ownership of ESAB-SVEL (“Svel”), which resulted in an increase in the Company’s ownership from 51% to 100% and was accounted for as an equity transaction, as the Company increased its controlling interest.

On April 14, 2014, Colfax completed the acquisition of the common stock of Victor Technologies Holdings, Inc. (“Victor”) for total net cash consideration of $948.8 million (the “Victor Acquisition”). Victor is a global manufacturer of cutting, gas control and specialty welding solutions. The acquisition complemented the geographic footprint of the Company’s fabrication technology segment and expanded its product portfolio into new segments and applications. During the year ended December 31, 2015, the Company retrospectively adjusted provisional amounts with respect to the acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments during the year ended December

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2015 increased the Goodwill balance by $0.1 million, primarily due to finalization of the Company’s valuation of certain deferred tax assets and liabilities offset by finalization of the valuation of certain fixed assets and an adjustment to a VAT tax position in a specific foreign entity.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for all acquisitions accounted for under the acquisition method of accounting and consummated during the years ended December 31, 2015, 2014 and 2013. For the acquisitions consummated during the year ended December 31, 2015, the amounts represent the Company’s best estimate of the aggregate fair value of the assets acquired and liabilities assumed. These amounts are based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed. Substantially all of the Goodwill recognized for acquisitions consummated during the year ended December 31, 2015 is expected to be deductible for income tax purposes.

	2015	2014	2013
	(In thousands)
Trade receivables	$15,680	$76,678	$74,387
Inventories	20,898	107,785	49,871
Property, plant and equipment	20,653	56,988	92,247
Goodwill	85,216	612,866	284,294
Intangible assets	85,113	389,700	104,272
Accounts payable	(9,909)	(34,271)	(70,122)
Debt	—	—	(10,942)
Other assets and liabilities, net	(21,644)	(260,946)	(99,205)
Consideration, net of cash acquired	$196,007	$948,800	$424,802

The Company incurred advisory, legal, valuation and other professional service fees of $2.7 million, $2.7 million and $4.3 million, during the years ended December 31, 2015, 2014 and 2013, respectively, in connection with completed acquisitions which are included in Selling, general and administrative expense in the Consolidated Statements of Income.

During the years ended December 31, 2015, 2014, and 2013, the Company’s Consolidated Statements of Income included $47.9 million, $347.3 million, and $59.9 million of Net sales associated with acquisitions consummated during the respective period. During the period from April 14, 2014 through December 31, 2014, the Company’s Consolidated Statements of Income included $35.9 million of Net income available to Colfax Corporation common shareholders, associated with the Victor Acquisition. Net Income (Loss) available to common shareholders associated with acquisitions consummated during the years ended December 31, 2015 and December 31, 2013 was not material.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Net Income Per Share

Net income per share available to Colfax Corporation common shareholders was computed as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share data)
Computation of Net income per share - basic:
Net income available to Colfax Corporation common shareholders	$167,739	$370,185	$158,232
Less: net income attributable to participating securities(1)	—	—	(3,740)
	$167,739	$370,185	$154,492
Weighted-average shares of Common stock outstanding - basic	124,101,033	121,143,790	99,198,570
Net income per share - basic	$1.35	$3.06	$1.56
Computation of Net income per share - diluted:
Net income available to Colfax Corporation common shareholders	$167,739	$370,185	$158,232
Less: net income attributable to participating securities(1)	—	—	(3,740)
	$167,739	$370,185	$154,492
Weighted-average shares of Common stock outstanding - basic	124,101,033	121,143,790	99,198,570
Net effect of potentially dilutive securities - stock options and restricted stock units	768,616	1,522,502	1,167,885
Weighted-average shares of Common stock outstanding - diluted	124,869,649	122,666,292	100,366,455
Net income per share - diluted	$1.34	$3.02	$1.54

(1) Net income per share - diluted for the period from January 13, 2012 to April 23, 2013 was calculated consistently with the two-class method in accordance with GAAP, as further discussed below. Subsequent to April 23, 2013 and prior to February 12, 2014, Net income per share - diluted was calculated consistently with the if-converted method in accordance with GAAP, as further discussed below. However, for the year ended December 31, 2013, the calculation under this method was anti-dilutive.

On April 23, 2013, the Company and BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) amended the Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation to eliminate the right of the Series A Perpetual Convertible Preferred Stock to share proportionately in any dividends or distributions made in respect of the Company’s Common stock. On February 12, 2014, the Company entered into a Conversion Agreement with the BDT Investor pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of Common stock plus cash. The BDT Investor was the sole holder of all issued and outstanding shares of the Company’s Series A Perpetual Convertible Preferred Stock. See Note 11, “Equity” for further discussion of the Series A Perpetual Convertible Preferred Stock conversion. For periods from January 13, 2012 to April 23, 2013, Net income available to Colfax Corporation common shareholders was allocated to participating securities, while any losses for those periods were not allocated to participating securities. Subsequent to April 23, 2013 and prior to February 12, 2014, the Company’s Net income per share - dilutive was computed using the “if-converted” method. Under the “if-converted” method, Net income per share - dilutive was calculated under the assumption that the shares of Series A Perpetual Convertible Preferred Stock had been converted into shares of Common stock as of the beginning of the respective period. For the years ended December 31, 2014 and 2013, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock excluded 1.4 million and 12.2 million, respectively, of Common stock equivalents, as inclusion of such shares would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2015, 2014 and 2013 excludes approximately 3.0 million, 0.8 million and 0.6 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes

Income before income taxes and Provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income (loss) before income taxes:
Domestic operations	$(16,487)	$53,153	$(7,899)
Foreign operations	253,389	305,095	310,694
	$236,902	$358,248	$302,795
Provision for (benefit from) income taxes:
Current:
Federal	$465	$798	$(464)
State	1,076	2,047	871
Foreign	70,900	74,618	83,299
	72,441	77,463	83,706
Deferred:
Domestic operations	$(1,231)	$(127,114)	$11,603
Foreign operations	(21,486)	(12,374)	(1,657)
	(22,717)	(139,488)	9,946
	$49,724	$(62,025)	$93,652

The Company’s Provision for (benefit from) income taxes differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$82,940	$125,386	$105,978
State taxes	768	2,323	871
Effect of tax rates on international operations	(36,364)	(34,619)	(42,972)
Change in enacted international tax rates	(4,415)	(149)	(5,217)
Changes in valuation allowance and tax reserves	1,784	(156,071)	30,554
Other	5,011	1,105	4,438
Provision for (benefit from) income taxes	$49,724	$(62,025)	$93,652

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the year ended December 31, 2015, adjustments were made retrospectively to provisional amounts recorded as of December 31, 2014, due to the finalization of the valuation of specific tax items related to the acquisition consummated during the three months ended June 27, 2014. The significant components of deferred tax assets and liabilities, in addition to the reconciliation of the beginning and ending amount of gross unrecognized tax benefits below, include the impact of these retrospective adjustments. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$75,045	$92,995
Expenses currently not deductible	109,283	116,247
Net operating loss carryforward	211,627	228,863
Tax credit carryforward	10,343	11,509
Depreciation and amortization	7,533	11,121
Other	25,379	22,285
Valuation allowance	(161,030)	(159,252)
Deferred tax assets, net	$278,180	$323,768
Deferred tax liabilities:
Depreciation and amortization	$(317,464)	$(353,660)
Post-retirement benefit obligation	(13,581)	(12,116)
Inventory	(17,122)	(16,549)
Other	(174,367)	(193,618)
Total deferred tax liabilities	$(522,534)	$(575,943)
Total deferred tax liabilities, net	$(244,354)	$(252,175)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2015, the valuation allowance increased from $159.3 million to $161.0 million with a net increase of $8.6 million recognized in Provision for (benefit from) income taxes, a decrease of $3.9 million recognized in Other comprehensive (loss) income and a $3.0 million decrease related to changes in foreign currency rates. As a result of the effect of the Victor Acquisition on expected future income in the United States, the realizability of certain deferred assets were reassessed in 2014. The reduction of valuation allowances associated with this reassessment resulted in a non-cash income tax benefit of $145.4 million for the year ended December 31, 2014. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $267.3 million expiring in years 2021 through 2032, and alternative minimum tax credits of $9.8 million that may be carried forward indefinitely. Tax credit carryforwards include foreign tax credits that have been offset by a valuation allowance. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2015, 2014 and 2013, all undistributed earnings of the Company’s controlled international subsidiaries are considered to be permanently reinvested outside the U.S. and no tax expense in the U.S. has been recognized under the applicable accounting standard for these reinvested earnings. The amount of unremitted earnings from the Company’s international subsidiaries, subject to local statutory restrictions, as of December 31, 2015 is $1.3 billion. The amount of deferred tax liability that would have been recognized had such earnings not been indefinitely reinvested is not reasonably determinable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(In thousands)
Balance, December 31, 2013	$71,595
Acquisitions	37,328
Addition for tax positions taken in prior periods	3,752
Addition for tax positions taken in the current period	894
Reduction for tax positions taken in prior periods	(27,601)
Other, including the impact of foreign currency translation	(8,443)
Balance, December 31, 2014	77,525
Addition for tax positions taken in prior periods	3,924
Addition for tax positions taken in the current period	924
Reduction for tax positions taken in prior periods	(23,616)
Other, including the impact of foreign currency translation	(5,879)
Balance, December 31, 2015	$52,878

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Sweden, China, Indonesia, France, Mexico, Brazil and various states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as many international jurisdictions. In the U.S., tax years dating back to 2006 remain subject to examination, as well as the 2003 and 2005 tax years due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2008.

The Company’s total unrecognized tax benefits were $52.9 million and $77.5 million as of December 31, 2015 and 2014, respectively, inclusive of $11.2 million and $14.7 million, respectively, of interest and penalties. These amounts were offset by tax benefits of $0.1 million as of both December 31, 2015 and 2014. The net liabilities for uncertain tax positions as of December 31, 2015 and 2014 were $52.8 million and $77.4 million, respectively, and, if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of Provision for (benefit from) income taxes, which was $1.8 million, $2.5 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $0.9 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2015 and 2014:

	Gas and Fluid Handling	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2014	$1,532,201	$877,498	$2,409,699
Goodwill attributable to acquisitions(1)	—	612,866	612,866
Impact of foreign currency translation and other	(103,843)	(45,699)	(149,542)
Balance, December 31, 2014	1,428,358	1,444,665	2,873,023
Goodwill attributable to acquisitions	85,216	—	85,216
Impact of foreign currency translation and other	(87,308)	(53,244)	(140,552)
Balance, December 31, 2015	$1,426,266	$1,391,421	$2,817,687

(1) During the year ended December 31, 2015, the Company retrospectively adjusted provisional amounts with respect to an acquisition completed during the three months ended June 27, 2014 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments.

The following table summarizes the Intangible assets, excluding Goodwill:

	December 31,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$395,319	$—	$410,600	$—
Acquired customer relationships	573,589	(117,573)	593,799	(85,171)
Acquired technology	149,578	(37,012)	113,697	(27,681)
Acquired backlog	2,575	(2,220)	—	—
Other intangible assets	48,413	(16,957)	50,287	(11,948)
	$1,169,474	$(173,762)	$1,168,383	$(124,800)

Amortization expense related to intangible assets was included in the Consolidated Statements of Income as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Selling, general and administrative expense	$60,629	$67,052	$41,012

See Note 2, “Summary of Significant Accounting Policies” for discussion of impairment of Intangible assets.

As of December 31, 2015, total amortization expense for intangible assets is expected to be $59.9 million, $57.1 million, $54.5 million, $50.0 million and $47.3 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2015	2014(1)
	(In years)	(In thousands)
Land	n/a	$44,746	$52,539
Buildings and improvements	5-40	327,122	363,716
Machinery and equipment	3-15	546,052	524,723
Software	3-5	95,556	98,069
		1,013,476	1,039,047
Accumulated depreciation		(368,940)	(311,612)
Property, plant and equipment, net		$644,536	$727,435

(1) During the year ended December 31, 2015, the Company retrospectively adjusted provisional amounts with respect to an acquisition completed during the three months ended June 27, 2014 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments.

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2015, 2014 and 2013, was $90.7 million, $94.5 million and $78.1 million, respectively. Depreciation expense for the years ended December 31, 2015, 2014, and 2013 includes $9.3 million, $4.6 million and $1.9 million of non-cash impairment of fixed assets, respectively. These amounts also include depreciation expense related to software for the years ended December 31, 2015, 2014 and 2013 of $14.3 million, $15.7 million and $11.8 million, respectively.

9. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Raw materials	$160,640	$164,115
Work in process	68,541	81,110
Finished goods	243,209	239,808
	472,390	485,033
Less: customer progress payments	(15,876)	(7,728)
Less: allowance for excess, slow-moving and obsolete inventory	(36,128)	(34,573)
Inventories, net	$420,386	$442,732

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Debt

Long-term debt consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Term loans	$713,175	$1,210,474
Trade receivables financing arrangement	75,800	80,000
Revolving credit facilities and other	628,572	246,336
Total Debt	1,417,547	1,536,810
Less: current portion	(5,792)	(9,855)
Long-term debt	$1,411,755	$1,526,955

The Company entered into a credit agreement by and among the Company, Colfax UK Holdings Ltd, the other subsidiaries of the Company party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Deutsche Bank Credit Agreement”) on September 12, 2011. In connection with the closing of the acquisition of Charter International plc, the Deutsche Bank Credit Agreement was amended on January 13, 2012 and the Company terminated its existing credit agreement as well as Charter’s outstanding indebtedness. A Second Amendment and Third Agreement to the Deutsche Bank Credit Agreement was entered into on February 22, 2013 and November 7, 2013, respectively, which, among other things, reallocated borrowing capacities of the tranches of loans and reduced interest rate margins when compared to the terms of the amended Deutsche Bank Credit Agreement on January 13, 2012.

On May 14, 2014, the Company entered into an Incremental Amendment to the Term A-1 facility under the Deutsche Bank Credit Agreement, as amended. Pursuant to the Incremental Amendment, the borrowing capacity of the Term A-1 facility was increased by $150.0 million to an aggregate of $558.7 million, upon the same terms as the existing Term A-1 facility.

On June 5, 2015, the Company entered into a credit agreement (the “2015 Deutsche Bank Credit Agreement”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator.

The proceeds of the loans under the 2015 Deutsche Bank Credit Agreement were used by the Company to repay in full balances under its preexisting Deutsche Bank Credit Agreement, as well as for working capital and general corporate purposes. The 2015 Deutsche Bank Credit Agreement consists of a term loan in an aggregate amount of $750.0 million (the “Term Loan”) and a revolving credit facility (the “Revolver”), each of which matures in five years. The Revolver contains a $50.0 million swing line loan sub-facility.

On September 25, 2015, the Company entered into an Increase Agreement, as provided for under the terms of the 2015 Deutsche Bank Credit Agreement. Under the Increase Agreement, the Company increased the Revolver by $300.0 million, resulting in a total Revolver commitment under the 2015 Deutsche Bank Credit Agreement of $1.3 billion.

The Term Loan and the Revolver bear interest, at the election of the Company, at either the base rate (as defined in the 2015 Deutsche Bank Credit Agreement) or the Eurocurrency rate (as defined in the 2015 Deutsche Bank Credit Agreement), in each case, plus the applicable interest rate margin. The Term Loan and the Revolver initially bear interest either at the Eurocurrency rate plus 1.50% or at the base rate plus 0.50%, and in future quarters will bear interest either at the Eurocurrency rate or the base rate plus the applicable interest rate margin based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), the Company’s total leverage ratio and the corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Swing line loans bear interest at the applicable rate, as specified under the terms of the 2015 Deutsche Bank Credit Agreement, based upon the currency borrowed.

In conjunction with the 2015 Deutsche Bank Credit Agreement, the Company recorded a charge to Interest expense in the Consolidated Statement of Income for the year ended December 31, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.4 million of costs incurred in connection with the refinancing of the 2015 Deutsche Bank Credit Agreement. The Company had an original issue discount of $7.5 million and deferred financing fees of $8.1 million included in its Consolidated Balance Sheet as of December 31, 2015, which will be accreted to Interest expense primarily using the effective interest method, over the life of the 2015 Deutsche Bank Credit Agreement. As of December 31,

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015, the weighted-average interest rate of borrowings under the 2015 Deutsche Bank Credit Agreement was 1.83%, excluding accretion of original issue discount and amortization of deferred financing fees, and there was $688.8 million available on the revolving credit facility.

The Company is also party to letter of credit facilities with total capacity of $718.8 million. Total letters of credit of $360.4 million were outstanding as of December 31, 2015.

On December 22, 2014, the Company entered into a receivables financing facility, pursuant to which it established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit. On December 21, 2015, the Company increased the receivables financing facility by $15 million to $95 million and extended the facility through December 20, 2016. As of December 31, 2015, the total outstanding borrowings under the receivables financing facility were $75.8 million and the interest rate was 1.2%. The scheduled termination date for the receivables financing facility may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

The contractual maturities of the Company’s debt as of December 31, 2015 are as follows(1):

(In thousands)
2016	$5,792
2017	4,536
2018	4,598
2019	2,405
2020	1,408,916
Total contractual maturities	1,426,247
Debt discount(2)	(8,700)
Total debt	$1,417,547

(1) Represents scheduled payments required under the 2015 Deutsche Bank Credit Agreement through June 5, 2020, as well as the contractual maturities of other debt outstanding as of December 31, 2015, and reflects management’s intention to repay scheduled maturities of the term loans outstanding under the 2015 Deutsche Bank Credit Agreement and the trade receivables financing arrangement (if not extended) with proceeds from the revolving credit facility.
(2) Includes $1.2 million of deferred debt issuance costs pursuant to the adoption of ASU No. 2015-03. See Note 3, “Recently Issued Accounting Pronouncements” for further discussion.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the 2015 Deutsche Bank Credit Agreement. The 2015 Deutsche Bank Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the 2015 Deutsche Bank Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The 2015 Deutsche Bank Credit Agreement contains various events of default (including failure to comply with the covenants under the 2015 Deutsche Bank Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. As of December 31, 2015, the Company is in compliance with the covenants under the 2015 Deutsche Bank Credit Agreement.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Equity

Common and Preferred Stock

During the years ended December 31, 2015, 2014 and 2013, 676,126, 252,674 and 265,995 shares of Common stock, respectively, were issued in connection with stock option exercises and employee share-based payment arrangements that vested during the year.

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

The Company entered into a Conversion Agreement with the BDT Investor, pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of the Company’s Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Consolidated Statement of Income for the year ended December 31, 2014.

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

The Company contributed 66,000 shares, 183,000 shares and 88,200 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan on May 21, 2015, January 15, 2014 and September 12, 2013, respectively.

Share Repurchase Program

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions, which will be retired upon repurchase. The repurchase program is authorized until December 31, 2016 and does not obligate the Company to acquire any specific number of shares. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. The repurchase program is being conducted pursuant to SEC Rule 10b-18.

During the year ended December 31, 2015, the Company repurchased 986,279 shares of its common stock in open market transactions for approximately $27.4 million. From January 1, 2016 through February 3, 2016, the Company has repurchased 1,000,000 shares of the Company’s Common stock under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934. As of February 4, 2016, the remaining stock repurchase authorization provided by the Company’s Board of Directors is approximately $52 million.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013. All amounts are net of tax and noncontrolling interest.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2013	$(247,332)	$96,877	$3,861	$(146,594)
Acquisition of shares held by noncontrolling interest	—	(381)	—	(381)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	77,515	—	—	77,515
Foreign currency translation adjustment	(3,297)	24,349	39	21,091
Gain on long-term intra-entity foreign currency transactions	—	2,176	—	2,176
Loss on net investment hedges	—	—	(14,261)	(14,261)
Unrealized gain on cash flow hedges	—	—	3,832	3,832
Other comprehensive income (loss) before reclassifications	74,218	26,525	(10,390)	90,353
Amounts reclassified from Accumulated other comprehensive loss	10,022	—	—	10,022
Net current period Other comprehensive income (loss)	84,240	26,525	(10,390)	100,375
Balance at December 31, 2013	$(163,092)	$123,021	$(6,529)	$(46,600)
Acquisition of shares held by noncontrolling interest	—	(942)	—	(942)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	(89,379)	—	—	(89,379)
Foreign currency translation adjustment	4,742	(351,234)	(32)	(346,524)
Gain on long-term intra-entity foreign currency transactions	—	2,096	—	2,096
Gain on net investment hedges	—	—	39,374	39,374
Unrealized loss on cash flow hedges	—	—	(8,932)	(8,932)
Other	1,934	—	—	1,934
Other comprehensive (loss) income before reclassifications	(82,703)	(349,138)	30,410	(401,431)
Amounts reclassified from Accumulated other comprehensive loss	5,282	—	—	5,282
Net current period Other comprehensive (loss) income	(77,421)	(349,138)	30,410	(396,149)
Balance at December 31, 2014	$(240,513)	$(227,059)	$23,881	$(443,691)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	28,349	—	—	28,349
Foreign currency translation adjustment	7,747	(301,011)	(382)	(293,646)
Loss on long-term intra-entity foreign currency transactions	—	(550)	—	(550)
Gain on net investment hedges	—	—	14,537	14,537
Unrealized loss on cash flow hedges	—	—	(2,873)	(2,873)
Other	3,817	—	—	3,817
Other comprehensive income (loss) before reclassifications	39,913	(301,561)	11,282	(250,366)
Amounts reclassified from Accumulated other comprehensive loss	7,342	—	—	7,342
Net current period Other comprehensive income (loss)	47,255	(301,561)	11,282	(243,024)
Balance at December 31, 2015	$(193,258)	$(528,620)	$35,163	$(686,715)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31, 2015
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$10,953	$(3,744)	$7,209
Amortization of prior service cost(1)	248	(115)	133
	$11,201	$(3,859)	$7,342

	Year Ended December 31, 2014
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$7,097	$(2,063)	$5,034
Amortization of prior service cost(1)	248	—	248
	$7,345	$(2,063)	$5,282

	Year Ended December 31, 2013
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$10,489	$(715)	$9,774
Amortization of prior service cost(1)	248	—	248
	$10,737	$(715)	$10,022

(1) Included in the computation of net periodic benefit cost. See Note 13, “Defined Benefit Plans” for additional details.

During the years ended December 31, 2015, 2014 and 2013, Noncontrolling interest decreased by $22.8 million, $12.4 million and $17.5 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

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

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Income, as payroll costs of the employees receiving the awards are recorded in the same line item.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Consolidated Statements of Income reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Stock-based compensation expense	$16,321	$17,580	$13,334
Deferred tax benefit	5,342	4,054	434

As of December 31, 2015, the Company had $50.3 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 1.7 years. The intrinsic value of awards exercised or issued upon vesting was $21.8 million, $13.3 million and $9.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2015	2014	2013
Expected period that options will be outstanding (in years)	5.02	4.87	4.90
Interest rate (based on U.S. Treasury yields at the time of grant)	1.62%	1.62%	1.06%
Volatility	28.75%	34.67%	43.22%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$11.87	$22.65	$18.07

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2015	2,910,109	$40.19
Granted	2,135,169	41.63
Exercised	(364,211)	16.62
Forfeited	(381,156)	60.74
Expired	(38,321)	41.74
Outstanding at December 31, 2015	4,261,590	$41.07	5.05	$1,916
Vested or expected to vest at December 31, 2015	4,196,996	$40.97	5.04	$1,916
Exercisable at December 31, 2015	1,701,182	$35.06	3.40	$1,916

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

The fair value of PRSUs and RSUs is equal to the market value of a share of Common stock on the date of grant and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs, when it is expected that any of the performance criterion will be achieved. The performance criteria have not yet been met for the PRSUs granted during the years ended December 31, 2015 and 2014.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	581,936	$38.67	168,911	$56.13
Granted	343,715	40.55	353,887	39.53
Vested	(259,539)	25.64	(66,366)	42.69
Forfeited	(143,101)	61.28	(42,911)	54.99
Nonvested at December 31, 2015	523,011	$40.19	413,521	$44.20

The fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $8.9 million, $6.4 million and $2.5 million, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2015	2014(1)
	(In thousands)
Accrued payroll	$99,383	$120,068
Advance payment from customers	45,590	58,049
Accrued taxes	51,834	52,599
Accrued asbestos-related liability	48,780	50,175
Warranty liability - current portion	36,128	47,966
Accrued restructuring liability - current portion	12,918	21,846
Accrued third-party commissions	10,275	11,026
Other	86,751	128,254
Accrued liabilities	$391,659	$489,983

(1) During the year ended December 31, 2015 the Company retrospectively adjusted provisional amounts with respect to an acquisition completed during the three months ended June 27, 2014 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments. The Company also retrospectively adjusted amounts recorded as of December 31, 2014 for the adoption of ASU 2015-17. See Note 3, “Recently Issued Accounting Pronouncements” for further discussion.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2015
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$7,551	$19,927	$(22,994)	$(505)	$3,979
Facility closure costs(2)	1,445	9,031	(7,643)	(176)	2,657
	8,996	28,958	(30,637)	(681)	6,636
Non-cash impairment		2,569
		31,527
Fabrication Technology:
Termination benefits(1)	11,155	15,507	(20,196)	(435)	6,031
Facility closure costs(2)	1,937	5,321	(6,647)	(185)	426
	13,092	20,828	(26,843)	(620)	6,457
Non-cash impairment		8,822
		29,650
Corporate and Other:
Facility closure costs(2)	922	—	(254)	(43)	625
	922	—	(254)	(43)	625
	$23,010	49,786	$(57,734)	$(1,344)	$13,718
Non-cash impairment		11,391
		$61,177

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
(3) As of December 31, 2015, $12.9 million and $0.8 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company expects to incur Restructuring and other related charges of approximately $70 million during the year ending December 31, 2016 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,765,493	$1,640,418	$35,085	$28,823
Acquisitions	31,914	48,938	4,983	1,011
Service cost	4,612	4,883	33	155
Interest cost	54,807	70,469	1,170	1,304
Actuarial (gain) loss	(93,878)	211,170	(6,410)	5,553
Foreign exchange effect	(77,854)	(97,525)	—	—
Benefits paid	(105,589)	(111,971)	(1,942)	(1,761)
Settlements	(29,811)	(1,387)	—	—
Other	949	498	174	—
Projected benefit obligation, end of year	$1,550,643	$1,765,493	$33,093	$35,085
Accumulated benefit obligation, end of year	$1,530,327	$1,739,642	$33,093	$35,085
Change in plan assets:
Fair value of plan assets, beginning of year	$1,469,103	$1,367,315	$—	$—
Acquisitions	28,591	42,051	—	—
Actual return on plan assets	(9,390)	174,065	—	—
Employer contribution(1)	45,594	69,714	1,942	1,761
Foreign exchange effect	(63,060)	(70,851)	—	—
Benefits paid	(105,589)	(111,971)	(1,942)	(1,761)
Settlements	(28,399)	(1,387)	—	—
Other	555	167	—	—
Fair value of plan assets, end of year	$1,337,405	$1,469,103	$—	$—
Funded status, end of year	$(213,238)	$(296,390)	$(33,093)	$(35,085)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$73,914	$58,997	$—	$—
Current liabilities	(4,741)	(5,328)	(2,915)	(2,749)
Non-current liabilities	(282,411)	(350,059)	(30,178)	(32,336)
Total	$(213,238)	$(296,390)	$(33,093)	$(35,085)

(1)
Contributions during the years ended December 31, 2015 and 2014 include contributions of 66,000 and 183,000 shares of Colfax Common stock, respectively, with values on the contribution dates of approximately $3.4 million and $11.9 million, respectively.

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.0 billion and $0.7 billion, respectively, as of December 31, 2015 and $1.3 billion and $1.0 billion, respectively, as of December 31, 2014.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.0 billion and $0.7 billion, respectively, as of December 31, 2015 and $1.4 billion and $1.1 billion, respectively, as of December 31, 2014.

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2015	2014
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,265,143	$1,205,554
Acquisitions	—	21,578
Service cost	4,506	4,883
Interest cost	37,253	51,658
Actuarial (gain) loss	(64,801)	144,232
Foreign exchange effect	(77,854)	(97,525)
Benefits paid	(60,162)	(64,347)
Settlements	(29,811)	(1,387)
Other	949	497
Projected benefit obligation, end of year	$1,075,223	$1,265,143
Accumulated benefit obligation, end of year	$1,054,907	$1,239,292
Change in plan assets:
Fair value of plan assets, beginning of year	$1,079,497	$999,197
Acquisitions	—	20,873
Actual return on plan assets	11,159	139,460
Employer contribution	41,659	56,384
Foreign exchange effect	(63,060)	(70,851)
Benefits paid	(60,162)	(64,347)
Settlements	(28,399)	(1,387)
Other	555	168
Fair value of plan assets, end of year	$981,249	$1,079,497
Funded status, end of year	$(93,974)	$(185,646)

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2016, related to plans as of December 31, 2015, are $34.9 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2016	$88,062	$53,907	$2,915
2017	88,781	54,821	2,823
2018	89,611	55,994	2,717
2019	88,702	55,459	2,490
2020	89,083	56,074	2,268
2021- 2025	445,740	289,491	9,076

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Actual Asset Allocation December 31,		Target
	2015	2014	Allocation
U.S. Plans:
Equity securities:
U.S.	42%	43%	30% - 45%
International	16%	15%	10% - 20%
Fixed income	41%	41%	30% - 50%
Other	1%	1%	0% - 20%
Cash and cash equivalents	—%	—%	0% - 5%
Foreign Plans:
Equity securities	32%	30%	10% - 50%
Fixed income securities	64%	66%	50% - 90%
Cash and cash equivalents	1%	1%	0% - 25%
Other	3%	3%	0% - 5%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 14, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2015
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Equity securities:
U.S. large cap	$100,226	$—	$—	$—	$100,226
U.S. small/mid cap	40,899	7,874	—	—	48,773
International	58,642	—	—	—	58,642
Fixed income mutual funds:
U.S. government and corporate	143,787	—	—	—	143,787
Other(2)	2,917	1,811	—	—	4,728
Foreign Plans:
Cash and cash equivalents	—	12,832	—	—	12,832
Equity securities	130,078	150,376	32,398	—	312,852
Non-U.S. government and corporate bonds	—	282,504	343,870	—	626,374
Other(2)	—	1,964	27,227	—	29,191
	$476,549	$457,361	$403,495	$—	$1,337,405

(1)
In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent)practical expedient (the “NAV”) have not been classified in the fair value hierarchy. These investments, consisting of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term. See further discussion in Note 3, “Recently Issued Accounting Pronouncements”.

(2) Represents diversified portfolio funds, real estate and reinsurance contracts and money market funds.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Equity securities:
U.S. large cap	$100,263	$3,901	$—	$—	$104,164
U.S. small/mid cap	43,670	19,540	—	—	63,210
International	56,252	2,461	—	—	58,713
Fixed income mutual funds:
U.S. government and corporate	147,364	10,508	—	—	157,872
Structured loan fund	1,226	—	—	—	1,226
Other(2)	2,798	1,623	—	—	4,421
Foreign Plans:
Cash and cash equivalents	—	12,951	—	—	12,951
Equity securities	125,273	161,524	39,310	—	326,107
Non-U.S. government and corporate bonds	—	308,705	399,285	—	707,990
Other(2)	—	2,040	30,409	—	32,449
	$476,846	$523,253	$469,004	$—	$1,469,103

(1)
In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent)practical expedient (the “NAV”) have not been classified in the fair value hierarchy. These investments, consisting primarily of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term. See further discussion in Note 3, “Recently Issued Accounting Pronouncements”.

(2) Represents diversified portfolio funds and reinsurance contracts maintained for certain plans.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of net periodic benefit cost and Other comprehensive (loss) income of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$4,612	$4,883	$3,985	$33	$155	$179
Interest cost	54,807	70,469	63,132	1,170	1,304	1,090
Amortization	11,515	6,608	9,672	259	468	609
Settlement (gain) loss	(582)	190	(592)	—	—	—
Other	525	328	(154)	174	—	125
Expected return on plan assets	(58,107)	(69,055)	(58,511)	—	—	—
Net periodic benefit cost	$12,770	$13,423	$17,532	$1,636	$1,927	$2,003
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Current year net actuarial (gain) loss	$(33,558)	$96,005	$(69,463)	$(6,410)	$5,553	$(6,072)
Less amounts included in net periodic benefit cost:
Amortization of net loss	(11,515)	(6,608)	(9,672)	(11)	(220)	(361)
Settlement loss	(952)	(190)	(32)	—	—	—
Amortization of prior service cost	—	—	—	(248)	(248)	(248)
Total recognized in Other comprehensive (loss) income	$(46,025)	$89,207	$(79,167)	$(6,669)	$5,085	$(6,681)

The following table sets forth the components of net periodic benefit cost and Other comprehensive (loss) income of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$4,506	$4,883	$3,985
Interest cost	37,253	51,658	46,775
Amortization	4,272	1,669	2,305
Settlement (gain) loss	(582)	190	(592)
Other	525	328	(154)
Expected return on plan assets	(32,921)	(44,287)	(34,541)
Net periodic benefit cost	$13,053	$14,441	$17,778
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Current year net actuarial (gain) loss	$(50,216)	$38,904	$(16,121)
Less amounts included in net periodic benefit cost:
Amortization of net loss	(4,272)	(1,669)	(2,305)
Settlement loss	(952)	(190)	(32)
Amortization of prior service cost	—	—	—
Total recognized in Other comprehensive (loss) income	$(55,440)	$37,045	$(18,458)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)
Net actuarial loss (gain)	$239,225	$285,250	$(1,845)	$4,576
Prior service cost	—	—	559	807
Total	$239,225	$285,250	$(1,286)	$5,383

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheet that are expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2016 are as follows:

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss	$8,336	$8
Prior service cost	—	248
Total	$8,336	$256

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Weighted-average discount rate:
All plans	3.6%	3.3%	4.0%	3.6%
Foreign plans	3.5%	3.3%	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.5%	1.6%	—	—

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Weighted-average discount rate:
All plans	3.3%	4.4%	4.0%	3.6%	4.4%	3.5%
Foreign plans	3.3%	4.4%	4.2%	—	—	—
Weighted-average expected return on plan assets:
All plans	4.7%	5.4%	5.1%	—	—	—
Foreign plans	3.9%	4.9%	4.3%	—	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.6%	1.7%	1.5%	—	—	—

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of approximately 6.0% was assumed. The rate was assumed to decrease gradually to 5.0% by 2021 for one the Company’s plans and to 4.5% by 2027 for the remaining plans and remain at those levels thereafter for benefits covered under the plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on total service and interest cost components for the year ended December 31, 2015	$118	$(95)
Effect on post-retirement benefit obligation at December 31, 2015	3,035	(2,471)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2015, 2014 and 2013 was $26.5 million, $25.3 million and $21.5 million, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.4 billion and $1.5 billion as of December 31, 2015 and 2014, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2015
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,516	$—	$—	$22,516
Foreign currency contracts related to sales - designated as hedges	—	988	—	988
Foreign currency contracts related to sales - not designated as hedges	—	664	—	664
Foreign currency contracts related to purchases - designated as hedges	—	1,554	—	1,554
Foreign currency contracts related to purchases - not designated as hedges	—	338	—	338
Deferred compensation plans	—	4,000	—	4,000
	$22,516	$7,544	$—	$30,060

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$6,368	$—	$6,368
Foreign currency contracts related to sales - not designated as hedges	—	969	—	969
Foreign currency contracts related to purchases - designated as hedges	—	322	—	322
Foreign currency contracts related to purchases - not designated as hedges	—	128	—	128
Deferred compensation plans	—	4,000	—	4,000
	$—	$11,787	$—	$11,787

	December 31, 2014
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$23,143	$—	$—	$23,143
Foreign currency contracts related to sales - designated as hedges	—	4,524	—	4,524
Foreign currency contracts related to sales - not designated as hedges	—	1,007	—	1,007
Foreign currency contracts related to purchases - designated as hedges	—	1,980	—	1,980
Foreign currency contracts related to purchases - not designated as hedges	—	478	—	478
Deferred compensation plans	—	2,941	—	2,941
	$23,143	$10,930	$—	$34,073

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$7,163	$—	$7,163
Foreign currency contracts related to sales - not designated as hedges	—	2,793	—	2,793
Foreign currency contracts related to purchases - designated as hedges	—	695	—	695
Foreign currency contracts related to purchases - not designated as hedges	—	661	—	661
Deferred compensation plans	—	2,941	—	2,941
	$—	$14,253	$—	$14,253

There were no transfers in or out of Level One, Two or Three during the year ended December 31, 2015.

Cash Equivalents

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2015 and 2014, the Company had foreign currency contracts with the following notional values:

	December 31,
	2015	2014
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$119,653	$124,838
Foreign currency contracts sold - designated as hedges	206,366	250,743
Foreign currency contracts purchased - not designated as hedges	41,480	36,080
Foreign currency contracts purchased - designated as hedges	62,794	53,944
Total foreign currency derivatives	$430,293	$465,605

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	$(2,350)	$(4,706)	$3,801
Realized (loss) gain	(512)	(5,776)	654
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized (loss) gain	(1,173)	(1,719)	397
Realized gain (loss)	756	3,386	(298)
Unrealized gain (loss) on net investment hedges(1)	14,537	39,374	(14,261)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	2,260	(1,389)	(762)
Realized (loss) gain	(5,644)	(4,342)	1,112
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	393	(1,304)	1,687
Realized gain	1,165	1,355	1,359

(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. Customers purchasing from our operations in China represented 20% and 18% of the Company’s Accounts receivable, net as of December 31, 2015 and 2014, respectively.

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

Claims activity since December 31 related to asbestos claims is as follows(1):

	Year Ended December 31,
	2015	2014	2013
	(Number of claims)
Claims unresolved, beginning of period	21,681	22,393	23,523
Claims filed(2)	4,821	4,850	6,299
Claims resolved(3)	(5,919)	(5,562)	(7,429)
Claims unresolved, end of period	20,583	21,681	22,393
	(In dollars)
Average cost of resolved claims(4)	$6,056	$7,513	$5,979

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The subsidiary was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. Since then, the subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier. Certain first-layer excess insurers have defended and/or indemnified the subsidiary, subject to their reservations of rights and their applicable policy limits. A trial concerning the payment obligations of the Company’s excess insurers concluded during the fourth quarter of 2012 and the Superior Court issued a final judgment during the third quarter of 2014. Appeals have been entered. The subsidiary has been largely unsuccessful in obtaining defense and indemnity payments from its excess insurers. While not impacting the results of operations, the Company has funded $78.4 million that it expects its excess insurers to ultimately reimburse through December 31, 2015, and until the final rulings ordering payment by the insurers are issued, cash funding could range up to $10 million per quarter until final resolution.

Various aspects of the final judgments of the Delaware Court of Chancery and Superior Court have been appealed to the Delaware Supreme Court, and an oral argument before the Delaware Supreme Court was held on May 27, 2015. The Delaware Supreme Court has certified certain questions of law to the New York Court of Appeals, New York’s highest appellate court, including the question of what allocation methodology should be applied to the subsidiary’s policies. In the event that the New York court were to apply a methodology other than “all sums”, the subsidiary’s future expected recovery would likely be reduced by amounts that we estimate could range from minimal to $30 million.

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

In connection with this litigation, the court engaged a special master to review the appropriate information and recommend an allocation formula in accordance with applicable law and the facts of the case. During 2010, the court-appointed special allocation master made its recommendation. In May 2011, the court accepted the recommendation with modifications. A final judgment at the trial court level in this litigation was rendered during the year ended December 31, 2011. The Appellate Division confirmed the trial court rulings during the year ended December 31, 2014. In 2015, the New Jersey Supreme Court refused to grant certification of the appeals, effectively ending the matter. The subsidiary expects to be responsible for approximately 19.9% of all future asbestos-related costs.

Due to a statistically significant increase in mesothelioma and lung cancer claims and higher settlement values per claim that have occurred and are expected to continue to occur in certain jurisdictions, partially offset by lower claims and lower settlement values per claim in other jurisdictions, the Company recorded a $0.6 million pre-tax charge during year ended December 31, 2013. The pre-tax charge was comprised of an increase in asbestos-related liabilities of $10.8 million partially offset by an increase in expected insurance recoveries of $10.2 million. During the year ended December 31, 2014, the Company recorded a $6.9 million pre-tax charge, comprised of an increase in asbestos-related liabilities of $14.5 million partially offset by an increase in expected insurance recoveries of $7.6 million, due to a higher number of asbestos claims settlements and a decline in the insurance recovery rate that have occurred. Due to an increase in mesothelioma and lung cancer claims and higher settlement values per claim that have occurred and are expected to continue to occur in certain jurisdictions, the Company recorded a $4.1 million pre-tax charge during the year ended December 31, 2015. The pre-tax charge was comprised of an increase in asbestos-related liabilities of $20.2

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million partially offset by an increase in expected insurance recoveries of $16.1 million. These pre-tax charges were included in Selling, general and administrative expense in the Consolidated Statements of Income.

The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31,
	2015	2014
	(In thousands)
Current asbestos insurance asset(1)	$28,872	$34,540
Long-term asbestos insurance asset(2)	284,095	282,679
Long-term asbestos insurance receivable(2)	96,007	82,340
Accrued asbestos liability(3)	48,780	50,175
Long-term asbestos liability(4)	350,394	346,099

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

The Lincoln Electric Company and Lincoln Global, Inc. (collectively, “Lincoln Electric”) filed suit against The ESAB Group, Inc. and ESAB AB in the United States District Court, Eastern District of Texas, alleging infringement of certain patents allegedly owned by Lincoln Electric. The complaint, as amended, seeks undisclosed damages plus interest, an award of attorneys’ fees and expenses, and injunctive relief. The defendants answered the complaint, denying Lincoln Electric’s infringement allegations and asserting affirmative defenses, on October 20, 2015. The litigation is in an early stage, and is not expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. The defendants are vigorously defending against the claims.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum Lease Obligations

The Company’s minimum obligations under non-cancelable operating leases are as follows:

December 31, 2015
(In thousands)
2016	$32,121
2017	19,798
2018	15,624
2019	14,064
2020	12,390
Thereafter	47,333
Total	$141,330

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2015, 2014 and 2013, the Company’s net rental expense related to operating leases was $39.9 million, $39.8 million and $35.4 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had $351.4 million of unconditional purchase obligations with suppliers, substantially all of which is expected to be paid by December 31, 2016.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net sales:
Gas and fluid handling	$1,981,816	$2,329,598	$2,104,048
Fabrication technology	1,985,237	2,294,878	2,103,161
Total Net sales	$3,967,053	$4,624,476	$4,207,209

Segment operating income (loss)(1):
Gas and fluid handling	$194,469	$254,240	$270,708
Fabrication technology	198,337	265,813	219,634
Corporate and other	(46,984)	(52,379)	(48,448)
Total segment operating income	$345,822	$467,674	$441,894

Depreciation, amortization and impairment charges:
Gas and fluid handling	$68,457	$96,763	$62,792
Fabrication technology	84,913	76,406	55,339
Corporate and other	1,172	1,555	1,127
Total depreciation, amortization and impairment charges	$154,542	$174,724	$119,258

Capital expenditures:
Gas and fluid handling	$34,303	$32,558	$37,995
Fabrication technology	35,261	47,955	33,437
Corporate and other	313	3,945	50
Total capital expenditures	$69,877	$84,458	$71,482

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Year Ended December 31,
	2015	2014	2013

Income before income taxes	$236,902	$358,248	$302,795
Interest expense	47,743	51,305	103,597
Restructuring and other related charges	61,177	58,121	35,502
Segment operating income	$345,822	$467,674	$441,894

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2015	2014
	(In thousands)
Investments in Equity Method Investees:
Gas and fluid handling	$3,805	$7,085
Fabrication technology	42,106	45,411
	$45,911	$52,496

Total Assets(1):
Gas and fluid handling	$3,482,471	$3,648,860
Fabrication technology	3,157,078	3,470,426
Corporate and other	93,370	92,231
Total Assets	$6,732,919	$7,211,517

(1) During the year ended December 31, 2015 the Company retrospectively adjusted provisional amounts with respect to an acquisition completed during the three months ended June 27, 2014 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments. The Company also retrospectively adjusted amounts recorded as of December 31, 2014 for the adoption of ASU 2015-03 and ASU 2015-17. See Note 3, “Recently Issued Accounting Pronouncements” for further discussion.

The detail of the Company’s operations by product type and geography is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net Sales by Major Product:
Gas handling	$1,449,115	$1,676,180	$1,440,731
Fluid handling	532,701	653,418	663,317
Welding and cutting	1,985,237	2,294,878	2,103,161
Total Net sales	$3,967,053	$4,624,476	$4,207,209

Net Sales by Origin(1):
United States	$1,124,883	$1,097,864	$836,636
Foreign locations	2,842,170	3,526,612	3,370,573
Total Net sales	$3,967,053	$4,624,476	$4,207,209

(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2015	2014(2)
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$179,194	$177,957
Czech Republic	75,540	79,430
China	63,784	76,959
Other Foreign Locations	326,018	393,089
Property, plant and equipment, net	$644,536	$727,435

(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.
(2) During the year ended December 31, 2015 the Company retrospectively adjusted provisional amounts with respect to an acquisition completed during the three months ended June 27, 2014 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. See Note 4, “Acquisitions” for further discussion regarding these adjustments.

17. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014.

	Quarter Ended
	March 27, 2015	June 26, 2015	September 25, 2015	December 31, 2015(3)
	(In thousands, except per share data)
Net sales	$911,070	$1,025,375	$969,144	$1,061,464
Gross profit	294,438	328,037	295,874	333,425
Net income	56,275	58,829	23,545	48,529
Net income attributable to Colfax Corporation common shareholders	52,056	53,127	18,359	44,197
Net income per share – basic	$0.42	$0.43	$0.15	$0.36
Net income per share – diluted	$0.42	$0.42	$0.15	$0.36

	Quarter Ended
	March 28, 2014(1)	June 27, 2014(2)	September 26, 2014	December 31, 2014(3)
	(In thousands, except per share data)
Net sales	$1,054,331	$1,199,336	$1,164,453	$1,206,356
Gross profit	325,632	388,171	373,195	391,847
Net income	54,837	198,344	81,303	85,789
Net income attributable to Colfax Corporation common shareholders	24,877	191,785	73,389	80,134
Net income per share – basic	$0.22	$1.55	$0.59	$0.65
Net income per share – diluted	$0.22	$1.53	$0.59	$0.64

(1) On February 12, 2014 the Company entered into a Conversion Agreement with the BDT Investor. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment. See Note 11, “Equity” for additional information regarding the Preferred stock conversion inducement payment.
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
(3) Net income and Net income per share for the three months ended December 31, 2015 and 2014, was favorably impacted by the enactment of the U.S. tax extenders packages related to the exemption from taxation of certain foreign income in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

Item 9B. Other Information
On February 15, 2016, the Company entered into a second amendment to the registration rights agreement, dated May 30, 2003 and as amended February 18, 2013, by the Company and each of Mitchell P. Rales and Steven M. Rales.

The amendment extends the duration of the registration rights period for 18,271,832 shares of Colfax Common stock subject to the agreement until May 8, 2019. In consideration for entering into the amendment, each of Mitchell P. Rales and Steven M. Rales agreed to refrain from exercising their registration rights prior to May 8, 2016, the expiration date of the registration rights period under the prior amended agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2016 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2016 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2016 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2016 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2016 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2016 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page

97
of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(B)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(C)    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2016.
COLFAX CORPORATION
By: /s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 16, 2016

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer
(Principal Executive Officer)

/s/ C. SCOTT BRANNAN
C. Scott Brannan
Senior Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ SAN W. ORR, III
San W. Orr, III
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ STEVEN E. SIMMS
Steven E. Simms
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

COLFAX CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Schedules:	Page Number in Form 10-K

Valuation and Qualifying Accounts	104

EXHIBIT INDEX

Exhibit No.	Description	Location*
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

4.1	Specimen Common Stock Certificate

10.1	Conversion Agreement, dated February 12, 2014, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 12, 2014

10.2	Colfax Corporation 2008 Omnibus Incentive Plan**

10.3	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.4	Form of Non-Qualified Stock Option Agreement **

10.5	Form of Performance Stock Unit Agreement**

10.6	Form of Outside Director Restricted Stock Unit Agreement (Three Year Vesting)**

10.7	Form of Outside Director Deferred Stock Unit Agreement**

10.8	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock (Three Year Vesting)**

10.9	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**

10.10	Form of Outside Director Non-Qualified Stock Option Agreement**	Incorporated by reference to Exhibit 10.08 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

10.11	Form of Outside Director Restricted Stock Unit Agreement (One Year Vesting)**	Incorporated by reference to Exhibit 10.09 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

10.12	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock units (One Year Vesting)**	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-Q (File No. 001-34045) filed with the SEC on August 7, 2012

Exhibit No.	Description	Location*
10.13	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock units**

10.14	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013**	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.15	Colfax Corporation Nonqualified Deferred Compensation Plan, as effective January 1, 2016**	Filed herewith

10.16	Employment Agreement between Matthew L. Trerotola and Colfax Corporation	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 22, 2015

10.16	Employment Agreement between Colfax Corporation and Steven E. Simms**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 23, 2012

10.17	Amendment No. 1 to the Employment Agreement between Colfax Corporation and Steven E. Simms**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 28, 2014

10.18	Amendment No. 1 to the CEO Non-Qualified Stock Option Agreement and CEO Performance Stock Unit Agreement between Colfax Corporation and Steven E. Simms**	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 22, 2015

10.19	Consulting Agreement dated July 23, 2015 between Steven E. Simms and Colfax Corporation**	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 22, 2015

10.20	Employment Agreement between Colfax Corporation and Clay H. Kiefaber**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on March 28, 2011

10.21	Amendment No. 1 to the Employment Agreement between Colfax Corporation and Clay H. Kiefaber**	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 23, 2012

10.22	Employment Agreement between Colfax Corporation and C. Scott Brannan**	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 22, 2010

10.23	Employment Agreement between Colfax Corporation and Daniel A. Pryor**	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.24	Service Agreement between Howden Group Ltd. and Ian Brander dated December 3, 2010**	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 25, 2013

Exhibit No.	Description	Location*
10.25	Colfax Corporation Annual Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.26	Colfax Executive Officer Severance Plan**	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

10.27
Credit Agreement, dated September 12, 2011, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 99.6 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.28
Amendment No. 1 to the Credit Agreement, dated January 13, 2012, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 17, 2012

10.29
Second Amendment to the Credit Agreement, dated February 22, 2013, by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2013

10.30
Third Amendment to the Credit Agreement, dated November 7, 2013 by and among the Colfax Corporation, certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein
Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on November 14, 2013

10.31	Incremental Amendment, dated May 14, 2014, by and among certain subsidiaries of Colfax Corporation identified therein, Deutsche Bank AG New York Branch and the lenders identified therein	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 14, 2014

10.32	Technical Amendment, dated December 10, 2014, by and among certain subsidiaries of Colfax Corporation identified therein and Deutsche Bank AG New York Branch	Incorporated by reference to Exhibit 10.28 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 17, 2015

10.33
Credit Agreement, dated as of June 5, 2015, among Colfax Corporation, as the borrower, certain U.S. subsidiaries of Colfax Corporation identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator
Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

Exhibit No.	Description	Location*
10.34
Increase Agreement, dated as of September 25, 2015, among Colfax Corporation, as the borrower, the guarantors thereto, each of the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, swing line leader and global coordinator and Deutsche Bank Securities, Inc., as lead arranger and bookrunnner
Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

10.35
Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales

10.36	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.37	Amendment No. 2 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 15, 2016	Filed herewith

10.38	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.39	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.40	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.41	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.42	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

Exhibit No.	Description	Location*
10.43	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.44	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.45	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.01	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.02	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

Exhibit No.	Description	Location*
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).

** Indicates management contract or compensatory plan, contract or arrangement.

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Charged to Other Accounts (2)	Write-Offs Write-Downs and Deductions	Acquisitions and Other (3)	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Year Ended December 31, 2015:
Allowance for doubtful accounts	$27,256	$16,225	$—	$(526)	$—	$(3,450)	$39,505
Allowance for excess slow-moving and obsolete inventory	34,573	8,078	—	(2,225)	—	(4,298)	36,128
Valuation allowance for deferred tax assets	159,252	11,461	(3,862)	(2,845)	—	(2,976)	161,030
Year Ended December 31, 2014:
Allowance for doubtful accounts	$31,282	$2,950	$—	$(4,100)	$—	$(2,876)	$27,256
Allowance for excess slow-moving and obsolete inventory	32,773	8,748	—	(5,098)	—	(1,850)	34,573
Valuation allowance for deferred tax assets	360,910	11,933	(65,999)	(146,177)	1,356	(2,771)	159,252
Year Ended December 31, 2013:
Allowance for doubtful accounts	$16,464	$12,707	$—	$—	$2,753	$(642)	$31,282
Allowance for excess slow-moving and obsolete inventory	9,221	21,629	—	(2,026)	4,207	(258)	32,773
Valuation allowance for deferred tax assets	357,638	30,554	(27,233)	(3,373)	4,925	(1,601)	360,910

(1)	Amounts charged to expense are net of recoveries for the respective period.

(2)	Represents amount charge to Accumulated other comprehensive loss and, for the year ended December 31, 2014, includes reclassifications to deferred tax asset accounts.

(3)
The valuation allowance for deferred tax assets during the year ended December 31, 2013 reflects the impact of retrospective adjustments recorded during the year ended December 31, 2014. The valuation allowance for deferred tax assets during the year ended December 31, 2014 reflects the impact of retrospective adjustments recorded during the year ended December 31, 2015. See Note 4, “Acquisitions” for further discussion.