Form 10-Q
period 2016-04-01
Colfax CORP
filed 2016-05-03
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2016
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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 1, 2016, there were 122,637,770 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 1, 2016	March 27, 2015

Net sales	$876,843	$911,070
Cost of sales	596,322	616,632
Gross profit	280,521	294,438
Selling, general and administrative expense	214,387	213,232
Restructuring and other related charges	17,668	3,753
Operating income	48,466	77,453
Interest expense	9,120	12,044
Income before income taxes	39,346	65,409
Provision for income taxes	13,136	9,134
Net income	26,210	56,275
Less: income attributable to noncontrolling interest, net of taxes	3,595	4,219
Net income attributable to Colfax Corporation	$22,615	$52,056
Net income per share - basic and diluted	$0.18	$0.42

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 1, 2016	March 27, 2015
Net income	$26,210	$56,275
Other comprehensive loss:
Foreign currency translation, net of tax of $246 and $0	(20,042)	(189,725)
Unrealized (loss) gain on hedging activities, net of tax of $(2,880) and $2,790	(9,553)	22,181
Changes in deferred tax related to pension and other post-retirement benefit cost	—	2,110
Amounts reclassified from Accumulated other comprehensive loss:
Net pension and other post-retirement benefit cost, net of tax of $697 and $938	1,400	2,216
Other comprehensive loss	(28,195)	(163,218)
Comprehensive loss	(1,985)	(106,943)
Less: comprehensive income attributable to noncontrolling interest	7,027	1,343
Comprehensive loss attributable to Colfax Corporation	$(9,012)	$(108,286)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	April 1, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,042	$197,469
Trade receivables, less allowance for doubtful accounts of $44,629 and $39,505	881,691	888,166
Inventories, net	453,582	420,386
Other current assets	253,431	253,744
Total current assets	1,784,746	1,759,765
Property, plant and equipment, net	650,863	644,536
Goodwill	2,769,311	2,817,687
Intangible assets, net	992,249	995,712
Other assets	526,579	515,219
Total assets	$6,723,748	$6,732,919

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,774	$5,792
Accounts payable	691,794	718,893
Accrued liabilities	400,093	391,659
Total current liabilities	1,097,661	1,116,344
Long-term debt, less current portion	1,440,309	1,411,755
Other liabilities	946,578	948,264
Total liabilities	3,484,548	3,476,363
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 122,637,770 and 123,486,425 issued and outstanding	123	123
Additional paid-in capital	3,183,896	3,199,267
Retained earnings	579,915	557,300
Accumulated other comprehensive loss	(718,342)	(686,715)
Total Colfax Corporation equity	3,045,592	3,069,975
Noncontrolling interest	193,608	186,581
Total equity	3,239,200	3,256,556
Total liabilities and equity	$6,723,748	$6,732,919

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2016	123,486,425	$123	$3,199,267	$557,300	$(686,715)	$186,581	$3,256,556
Net income	—	—	—	22,615	—	3,595	26,210
Other comprehensive (loss) income, net of tax of $(1.9) million	—	—	—	—	(31,627)	3,432	(28,195)
Stock repurchase	(1,000,000)	(1)	(20,811)	—	—	—	(20,812)
Common stock-based award activity	151,345	1	5,440	—	—	—	5,441
Balance at April 1, 2016	122,637,770	$123	$3,183,896	$579,915	$(718,342)	$193,608	$3,239,200

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 1, 2016	March 27, 2015

Cash flows from operating activities:
Net income	$26,210	$56,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	37,717	36,926
Stock-based compensation expense	5,110	4,374
Non-cash interest expense	1,066	1,917
Deferred income tax (benefit) provision	(143)	1,668
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	23,759	(35,704)
Inventories, net	(24,244)	(34,053)
Accounts payable	(37,543)	19,298
Changes in other operating assets and liabilities	(16,416)	(52,751)
Net cash provided by (used in) operating activities	15,516	(2,050)

Cash flows from investing activities:
Purchases of fixed assets, net	(15,389)	(11,161)
Net cash used in investing activities	(15,389)	(11,161)

Cash flows from financing activities:
Payments under term credit facility	(9,375)	(15,141)
Proceeds from borrowings on revolving credit facilities and other	313,796	115,726
Repayments of borrowings on revolving credit facilities and other	(290,452)	(169,936)
Proceeds from issuance of common stock, net	330	689
Repurchases of common stock	(20,812)	—
Other	1,226	(2,510)
Net cash used in financing activities	(5,287)	(71,172)

Effect of foreign exchange rates on Cash and cash equivalents	3,733	(14,147)

Decrease in Cash and cash equivalents	(1,427)	(98,530)
Cash and cash equivalents, beginning of period	197,469	305,448
Cash and cash equivalents, end of period	$196,042	$206,918

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

The Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), filed with the SEC on February 16, 2016.

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

The results of operations for the three months ended April 1, 2016 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605—Revenue Recognition. ASU 2014-09 is to be applied on a full or modified retrospective basis. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”, which delays the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606)- Principal versus Agent Considerations” which clarifies the implementation guidance on principal versus agent considerations. The Company plans to apply these Accounting Standards Updates on a full retrospective basis as of January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805)— Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”). ASU No. 2015-16 aims to simplify measurement period adjustments resulting from business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, will be recorded in the same period’s financial statements as the measurement period adjustment. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU No. 2015-16. The adoption of ASU No. 2015-16 during the three months ended April 1, 2016 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 3, “Acquisition” for measurement period adjustments made during the three months ended April 1, 2016, related to an acquisition that occurred during the three months ended September 25, 2015.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). ASU No. 2016-02 requires a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation- Stock Compensation (Topic 718)— Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016 with early adoption permitted. ASU No. 2016-09 aims to simplify the accounting for shared based payment accounting by recording all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminates the requirement that excess tax benefits be realized before they can be recognized, and the option to make an entity-wide accounting policy election to continue to estimate the amount of awards that are expected to vest or account for forfeitures as they occur. The effect for excess tax benefits not previously recognized will be recorded as a cumulative adjustment to retained earnings pursuant to a modified retrospective transition method application of ASU No. 2016-09. Excess tax benefits and deficiencies will be accounted for as discrete items in the period the stock awards vest or otherwise are settled. Further, the guidance will require that excess tax benefits be presented as an operating activity on the statement of cash flows consistent with other income tax cash flows. ASU No. 2016-09 also increases share based withholding up to the maximum statutory tax rates in the applicable jurisdictions without causing the award to be classified as a liability. All provisions of ASU No. 2016-09 must be adopted in the same period. The Company plans to adopt ASU No. 2016-09 in the annual period beginning January 1, 2017. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on its Consolidated Financial Statements.

3. Acquisition

On June 30, 2015, Colfax completed the acquisition of the RootsTM blowers and compressors business unit (“Roots”), also known as Industrial Air & Gas Technologies, from GE Oil & Gas (the “Roots Acquisition”) for cash consideration of $180.7 million. During the three months ended April 1, 2016, the Company adjusted provisional amounts with respect to the Roots Acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments, primarily attributable to revision of estimates based on additional information obtained for a specific environmental reserve decreased the Goodwill balance by $1.3 million during the three months ended April 1, 2016.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Net Income Per Share

Net income per share was computed as follows:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In thousands, except share data)
Net income attributable to Colfax Corporation	$22,615	$52,056
Weighted-average shares of Common stock outstanding - basic	123,082,661	123,947,392
Net effect of potentially dilutive securities - stock options and restricted stock units	160,223	1,145,243
Weighted-average shares of Common stock outstanding - diluted	123,242,884	125,092,635
Net income per share - basic and diluted	$0.18	$0.42

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended April 1, 2016 and March 27, 2015 excludes approximately 5.0 million and 2.1 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three months ended April 1, 2016, Income before income taxes was $39.3 million and the Provision for income taxes was $13.1 million. The effective tax rate of 33.4% for the three months ended April 1, 2016 differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016.

During the three months ended March 27, 2015, Income before income taxes was $65.4 million and the Provision for income taxes was $9.1 million. The effective tax rate of 14.0% for the three months ended March 27, 2015 differs from the U.S. federal statutory rate primarily due to a tax benefit of $13.0 million associated with the resolution of certain liabilities for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015.

6. Equity

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

During the three months ended April 1, 2016, the Company repurchased 1,000,000 shares of its common stock in open market transactions for approximately $20.8 million under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934. As of the three months ended April 1, 2016, the remaining stock repurchase authorization provided by the Company’s Board of Directors is approximately $52 million.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended April 1, 2016 and March 27, 2015. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2016	$(193,258)	$(528,620)	$35,163	$(686,715)
Other comprehensive loss before reclassifications:
Foreign currency translation adjustment	(929)	(5,711)	388	(6,252)
Loss on long-term intra-entity foreign currency transactions	—	(17,371)	—	(17,371)
Loss on net investment hedges	—	—	(10,573)	(10,573)
Unrealized gain on cash flow hedges	—	—	1,169	1,169
Other comprehensive loss before reclassifications	(929)	(23,082)	(9,016)	(33,027)
Amounts reclassified from Accumulated other comprehensive loss	1,400	—	—	1,400
Net current period Other comprehensive income (loss)	471	(23,082)	(9,016)	(31,627)
Balance at April 1, 2016	$(192,787)	$(551,702)	$26,147	$(718,342)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2015	$(240,513)	$(227,059)	$23,881	$(443,691)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	5,833	(188,344)	(224)	(182,735)
Loss on long-term intra-entity foreign currency transactions	—	(4,107)	—	(4,107)
Gain on net investment hedges	—	—	28,685	28,685
Unrealized loss on cash flow hedges	—	—	(6,511)	(6,511)
Other	2,110	—	—	2,110
Other comprehensive income (loss) before reclassifications	7,943	(192,451)	21,950	(162,558)
Amounts reclassified from Accumulated other comprehensive loss	2,216	—	—	2,216
Net current period Other comprehensive income (loss)	10,159	(192,451)	21,950	(160,342)
Balance at March 27, 2015	$(230,354)	$(419,510)	$45,831	$(604,033)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the three months ended April 1, 2016 and March 27, 2015 is as follows:

	Three Months Ended April 1, 2016
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$2,035	$(675)	$1,360
Amortization of prior service cost(1)	62	(22)	40
	$2,097	$(697)	$1,400

	Three Months Ended March 27, 2015
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$3,092	$(938)	$2,154
Amortization of prior service cost(1)	62	—	62
	$3,154	$(938)	$2,216

(1) Included in the computation of net periodic benefit (income) cost. See Note 10, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

During the three months ended April 1, 2016, Noncontrolling interest increased by $3.4 million as a result of Other comprehensive income, primarily due to foreign currency translation adjustment. During the three months ended March 27, 2015, Noncontrolling interest decreased by $2.9 million as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

7. Inventories, Net

Inventories, net consisted of the following:

	April 1, 2016	December 31, 2015
	(In thousands)
Raw materials	$161,952	$160,640
Work in process	84,752	68,541
Finished goods	263,948	243,209
	510,652	472,390
Less: customer progress payments	(16,557)	(15,876)
Less: allowance for excess, slow-moving and obsolete inventory	(40,513)	(36,128)
Inventories, net	$453,582	$420,386

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Debt

Long-term debt consisted of the following:

	April 1, 2016	December 31, 2015
	(In thousands)
Term loans	$704,473	$713,175
Trade receivables financing arrangement	80,183	75,800
Revolving credit facilities and other	661,427	628,572
Total Debt	1,446,083	1,417,547
Less: current portion	(5,774)	(5,792)
Long-term debt	$1,440,309	$1,411,755

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “Credit Agreement”).

The Company had an original issue discount of $6.9 million and deferred financing fees of $7.7 million included in its Condensed Consolidated Balance Sheet as of April 1, 2016, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the Credit Agreement. As of April 1, 2016, the weighted-average interest rate of borrowings under the Credit Agreement was 1.85%, excluding accretion of original issue discount, and there was $752.1 million available on the revolving credit facility.

The Company is also party to letter of credit facilities with total capacity of $763.5 million. Total letters of credit of $360.5 million were outstanding as of April 1, 2016.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit of $95 million. As of April 1, 2016, the total outstanding borrowings under the receivables financing facility were $80.2 million and the interest rate was 1.26%. The scheduled termination date for the receivables financing facility is December 20, 2016 and may be extended from time to time.

As of April 1, 2016, the Company is in compliance with the covenants under the Credit Agreement.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	April 1, 2016	December 31, 2015
	(In thousands)
Accrued payroll	$106,115	$99,383
Advance payment from customers	46,247	45,590
Accrued taxes	45,274	51,834
Accrued asbestos-related liability	50,623	48,780
Warranty liability - current portion	37,703	36,128
Accrued restructuring liability - current portion	16,864	12,918
Accrued third-party commissions	10,061	10,275
Other	87,206	86,751
Accrued liabilities	$400,093	$391,659

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In thousands)
Warranty liability, beginning of period	$37,407	$51,135
Accrued warranty expense	6,514	4,461
Changes in estimates related to pre-existing warranties	1,715	(844)
Cost of warranty service work performed	(7,642)	(5,606)
Foreign exchange translation effect	881	(2,566)
Warranty liability, end of period	$38,875	$46,580

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

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 1, 2016
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,979	$4,936	$(2,942)	$158	$6,131
Facility closure costs(2)	2,657	4,471	(4,808)	110	2,430
	6,636	9,407	(7,750)	268	8,561
Non-cash impairment		1,186
		10,593
Fabrication Technology:
Termination benefits(1)	6,031	6,116	(4,012)	26	8,161
Facility closure costs(2)	426	959	(1,121)	10	274
	6,457	7,075	(5,133)	36	8,435
Corporate and Other:
Facility closure costs(2)	625	—	(70)	(23)	532
	625	—	(70)	(23)	532
	$13,718	16,482	$(12,953)	$281	$17,528
Non-cash impairment		1,186
		$17,668

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
(3) As of April 1, 2016, $16.9 million and $0.6 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur restructuring and other related charges of approximately $52 million during the remainder of 2016 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$48	$—
Interest cost	4,352	4,293
Expected return on plan assets	(6,121)	(6,020)
Amortization	1,615	1,901
Net periodic benefit (income) cost	$(106)	$174

Pension Benefits-Non U.S. Plans:
Service cost	$835	$1,207
Interest cost	8,444	9,759
Expected return on plan assets	(8,221)	(8,656)
Amortization	418	1,078
Net periodic benefit cost	$1,476	$3,388

Other Post-Retirement Benefits:
Service cost	$16	$51
Interest cost	312	326
Amortization	64	175
Net periodic benefit cost	$392	$552

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.4 billion as of both April 1, 2016 and December 31, 2015 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	April 1, 2016
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$20,455	$—	$—	$20,455
Foreign currency contracts related to sales - designated as hedges	—	2,228	—	2,228
Foreign currency contracts related to sales - not designated as hedges	—	1,922	—	1,922
Foreign currency contracts related to purchases - designated as hedges	—	1,889	—	1,889
Foreign currency contracts related to purchases - not designated as hedges	—	64	—	64
Deferred compensation plans	—	4,216	—	4,216
	$20,455	$10,319	$—	$30,774

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$5,950	$—	$5,950
Foreign currency contracts related to sales - not designated as hedges	—	199	—	199
Foreign currency contracts related to purchases - designated as hedges	—	1,049	—	1,049
Foreign currency contracts related to purchases - not designated as hedges	—	890	—	890
Deferred compensation plans	—	4,216	—	4,216
	$—	$12,304	$—	$12,304

	December 31, 2015
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,516	$—	$—	$22,516
Foreign currency contracts related to sales - designated as hedges	—	988	—	988
Foreign currency contracts related to sales - not designated as hedges	—	664	—	664
Foreign currency contracts related to purchases - designated as hedges	—	1,554	—	1,554
Foreign currency contracts related to purchases - not designated as hedges	—	338	—	338
Deferred compensation plans	—	4,000	—	4,000
	$22,516	$7,544	$—	$30,060

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$6,368	$—	$6,368
Foreign currency contracts related to sales - not designated as hedges	—	969	—	969
Foreign currency contracts related to purchases - designated as hedges	—	322	—	322
Foreign currency contracts related to purchases - not designated as hedges	—	128	—	128
Deferred compensation plans	—	4,000	—	4,000
	$—	$11,787	$—	$11,787

There were no transfers in or out of Level One, Two or Three during the three months ended April 1, 2016.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of April 1, 2016 and December 31, 2015, the Company had foreign currency contracts with the following notional values:

	April 1, 2016	December 31, 2015
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$120,217	$119,653
Foreign currency contracts sold - designated as hedges	186,063	206,366
Foreign currency contracts purchased - not designated as hedges	36,215	41,480
Foreign currency contracts purchased - designated as hedges	61,866	62,794
Total foreign currency derivatives	$404,361	$430,293

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized loss	$(1,205)	$(5,759)
Realized gain	2,369	452
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized loss	(347)	(2,553)
Realized gain	33	1,313
Unrealized (loss) gain on net investment hedges(1)	(10,573)	28,685
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	2,028	526
Realized loss	(13)	(3,726)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized loss	(1,036)	(144)
Realized (loss) gain	(36)	579

(1) The unrealized (loss) gain on net investment hedges is attributable to the change in valuation of Euro denominated debt.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Three Months Ended
	April 1, 2016	March 27, 2015
	(Number of claims)
Claims unresolved, beginning of period	20,583	21,681
Claims filed(2)	1,521	1,226
Claims resolved(3)	(1,463)	(1,058)
Claims unresolved, end of period	20,641	21,849

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

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	April 1, 2016	December 31, 2015
	(In thousands)
Current asbestos insurance asset(1)	$29,283	$28,872
Long-term asbestos insurance asset(2)	276,757	284,095
Long-term asbestos insurance receivable(2)	104,764	96,007
Accrued asbestos liability(3)	50,623	48,780
Long-term asbestos liability(4)	340,772	350,394

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In thousands)
Net sales:
Gas and fluid handling	$432,738	$422,209
Fabrication technology	444,105	488,861
	$876,843	$911,070
Segment operating income (loss)(1):
Gas and fluid handling	$33,923	$36,257
Fabrication technology	45,885	57,346
Corporate and other	(13,674)	(12,397)
	$66,134	$81,206

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In thousands)
Income before income taxes	$39,346	$65,409
Interest expense	9,120	12,044
Restructuring and other related charges	17,668	3,753
Segment operating income	$66,134	$81,206

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In thousands)
Gas handling	$321,602	$300,239
Fluid handling	111,136	121,970
Welding and cutting	444,105	488,861
Total Net sales	$876,843	$911,070

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1.”Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2016 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016.

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

•
restrictions in our credit agreement entered into on June 5, 2015 by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “Credit Agreement”) that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2015 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2015 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the first quarter of 2016 to the comparable 2015 period is affected by the following additional significant items:

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

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 70% for the first quarter of 2016, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. For the first quarter of 2016, changes in foreign exchange rates have reduced Net sales by approximately 6%. Changes in foreign exchange rates also reduced Income before income taxes by approximately 5% for the first quarter of 2016. The changes in foreign exchange rates since December 31, 2015 decreased net assets by approximately 0.1%.

Beginning with the first quarter of 2015, we remeasure our Venezuelan operations using a marginal foreign exchange system (“SIMADI”) from the multiple current legal mechanisms in Venezuela in which to exchange currency. As of the first quarter and three months ended April 1, 2016, our Venezuelan operations represented less than 1% of our Total assets and Net sales.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our Net sales decreased from $911.1 million in the first quarter of 2015 to $876.8 million in the first quarter of 2016. The following tables present components of our consolidated Net sales and, for our gas- and fluid-handling segment, orders and order backlog:

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the three months ended March 27, 2015	$911.1		$446.9		$1,350.9
Components of Change:
Existing businesses(2)	(2.4)	(0.3)%	(41.5)	(9.3)%	(195.3)	(14.5)%
Acquisitions(3)	22.2	2.4%	23.4	5.2%	47.7	3.5%
Foreign currency translation(4)	(54.1)	(5.9)%	(21.2)	(4.7)%	(68.0)	(5.0)%
	(34.3)	(3.8)%	(39.3)	(8.8)%	(215.6)	(16.0)%
As of and for the three months ended April 1, 2016	$876.8		$407.6		$1,135.3

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

The decrease in Net sales from existing businesses during the first quarter of 2016 compared to the first quarter of 2015 was attributable to a decrease of $9.4 million in our fabrication technology segment partially offset by an increase of $7.0 million in our gas- and fluid-handling segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the first quarter of 2016 compared to the first quarter of 2015 due to declines in the oil, gas and petrochemical, marine, mining, and general industrial and other end markets, partially offset by growth in the power generation end market. However, the high number of new coal-fired power plant permit approvals in 2015 combined with the slowing pace of the industrial economy has the Chinese government increasingly concerned about overcapacity for electricity generation. In response, China has announced the delay or reconsideration of certain power projects in numerous provinces, which may reduce order rates in future quarters this year.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In millions)
Gas and Fluid Handling	$432.7	$422.2
Fabrication Technology	444.1	488.9
Total Net sales	$876.8	$911.1

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(Dollars in millions)
Net sales	$432.7	$422.2
Gross profit	124.6	129.5
Gross profit margin	28.8%	30.7%
Restructuring and other related charges	$10.6	$2.6
Selling, general and administrative expense	90.7	93.3
Selling, general and administrative expense as a percentage of Net sales	21.0%	22.1%
Segment operating income	$33.9	$36.3
Segment operating income margin	7.8%	8.6%

The $7.0 million Net sales increase due to existing businesses during the first quarter of 2016 in comparison to the first quarter of 2015, as discussed and defined under “Sales, Orders and Backlog” above, was due to growth in the oil, gas and petrochemical end market, partially offset by declines in our other end markets. Acquisition-related growth contributed $22.2 million to the overall increase. Changes in foreign exchange rates had a negative impact on Net sales of $18.7 million. Gross profit decreased in the first quarter of 2016 reflecting the impact of changes in foreign exchange rates and mix, partially offset by higher volumes and acquisition-related growth, as discussed previously. Gross profit margin decreased during the first quarter of 2016 in comparison to the first quarter of 2015 largely due to sales mix and some dilution from the Roots and Simsmart acquisitions. Restructuring and other related charges increased during the first quarter of 2016 primarily due to accelerated cost reduction programs to reduce the cost structure of the Company in response to the current challenging, cyclical economic conditions. Selling, general and administrative expense for the first quarter of 2016 decreased compared to the first quarter of 2015 primarily due to changes in foreign exchange rates and cost control activities, offset by acquisition-related growth.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. Our fabrication technology products are marketed under several brand names, most notably ESAB and Victor, which we believe are well known in the international cutting and welding industry.  ESAB’s comprehensive range of cutting and welding consumables includes electrodes, cored and solid wire and fluxes. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized cutting and automated welding systems. The Victor Acquisition complemented the geographic footprint of our fabrication technology segment and expanded our cutting equipment and consumables, gas control and specialty welding product lines. Products are sold into a wide range of end markets, including oil, gas and petrochemicals, power generation, wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining.

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(Dollars in millions)
Net sales	$444.1	$488.9
Gross profit	155.9	164.9
Gross profit margin	35.1%	33.7%
Restructuring and other related charges	$7.1	$1.1
Selling, general and administrative expense	110.0	107.5
Selling, general and administrative expense as a percentage of Net sales	24.8%	22.0%
Segment operating income	$45.9	$57.3
Segment operating income margin	10.3%	11.7%

The $9.4 million Net sales decrease due to existing businesses during the first quarter of 2016 in comparison to the first quarter of 2015, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of a decrease in filler metal volumes in most regions offset by three extra selling days in 2016. Selling days are more significant to fabrication technology where more products are sold from finished stock. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $35.4 million. Gross profit decreased in the first quarter of 2016, primarily due to the impact of changes in foreign exchange rates and lower overall volumes. Gross profit margin increased during the first quarter of 2016 in comparison to the first quarter of 2015 primarily due to price increases, decreased raw material costs, and the positive impact of cost control activities. Restructuring and other related charges increased during the first quarter of 2016 primarily due to accelerated cost reduction programs to reduce the cost structure of the Company in response to the current challenging, cyclical economic conditions. The increase in Selling, general and administrative expense for the first quarter of 2016 as compared to the first quarter of 2015 is driven by asset impairment charges of $2.3 million associated with the expected exit of a specific South American business, approximately $3.0 million of charges associated with uncollectible accounts of specific customers, and legal costs of $1.1 million related to defense of alleged patent infringements. These incremental charges were partially offset by changes in foreign exchange rates. See Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information of the patent infringement litigation. Selling, general and administrative expense as a percentage of Net sales increased during the first quarter of 2016 as compared to the first quarter of 2015 due to the items discussed previously and the lower volumes.

Gross Profit - Total Company

	Three Months Ended
	April 1, 2016	March 27, 2015
	(Dollars in millions)
Gross profit	$280.5	$294.4
Gross profit margin	32.0%	32.3%

The $13.9 million decrease in Gross profit during the first quarter of 2016 in comparison to the first quarter of 2015 was attributable to a decreases of $4.9 million in our gas- and fluid-handling segment and $9.0 million in our fabrication technology segment. Gross profit decreased during the first quarter of 2016 primarily due to changes in foreign exchange rates and lower overall volumes, partially offset by acquisition-related growth. Gross profit margin decreased during the first quarter of 2016 in comparison to the first quarter of 2015 primarily as a result of lower margin product mix in gas- and fluid-handling offset by higher margins in fabrication technology, as discussed previously. Changes in foreign exchange rates during the first quarter of 2016 had a $15.3 million negative impact on Gross profit in comparison to the first quarter of 2015.

Operating Expenses - Total Company

	Three Months Ended
	April 1, 2016	March 27, 2015
	(Dollars in millions)
Selling, general and administrative expense	$214.4	$213.2
Selling, general and administrative expense as a percentage of Net sales	24.5%	23.4%
Restructuring and other related charges	$17.7	$3.8

Selling, general and administrative expense increased by $1.2 million during the first quarter of 2016 in comparison to the first quarter of 2015. The increase in Selling, general and administrative expense is attributable to acquisition related growth and incremental charges in the quarter at the fabrication technology segment discussed previously. These increases were partially offset by the impact of foreign exchange rates and costs savings as a result of restructuring activities in both segments. Restructuring and other related charges increased during the first quarter of 2016 primarily due to accelerated cost reduction programs to reduce the cost structure of the Company in response to the current challenging, cyclical economic conditions.

Interest Expense - Total Company

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In millions)
Interest expense	$9.1	$12.0

The decrease in Interest expense during the first quarter of 2016 in comparison to the first quarter of 2015 is primarily due to the favorable impact of decreases in weighted average interest rates resulting primarily from the lower borrowing margins in the new credit agreement entered into in June 2015, decreases in outstanding borrowing levels and lower amortization of deferred financing fees and original issue discount.

Provision for Income Taxes - Total Company

The effective tax rate for the first quarter of 2016 was 33.4%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016. The effective tax rate for the first quarter of 2015 was 14.0%, which was lower than the U.S. federal statutory tax rate primarily due to a tax benefit of $13.0 million associated with the resolution of certain liabilities for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015.

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

Equity Capital

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of our Common stock from time-to-time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31, 2016. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. During the first quarter of 2016, the Company has repurchased 1,000,000 shares of the Company’s Common stock under a plan complying with Rule 10b5-1. As of April 1, 2016, the remaining stock repurchase authorization provided by the Company’s Board of Directors is approximately $52 million.

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

As of April 1, 2016, the weighted-average interest rate of borrowings under the Credit Agreement was 1.85%, excluding accretion of original issue discount, and there was $752.1 million available on the revolving credit facility.

We are also party to letter of credit facilities with total capacity of $763.5 million. Total letters of credit of $360.5 million were outstanding as of April 1, 2016.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit of $95 million. As of April 1, 2016, the total outstanding borrowings under the receivables financing facility were $80.2 million and the interest rate was 1.26%. The scheduled termination date for the receivables financing facility is December 20, 2016 and may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement. The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of April 1, 2016. We believe that our sources of liquidity, including the Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of April 1, 2016, we had $196.0 million of Cash and cash equivalents, a decrease of $1.4 million from $197.4 million as of December 31, 2015. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	April 1, 2016	March 27, 2015
	(In millions)
Net cash provided by (used in) operating activities	$15.5	$(2.1)
Purchases of fixed assets, net	(15.4)	(11.2)
Net cash used in investing activities	(15.4)	(11.2)
Proceeds from (repayments of) borrowings, net	14.0	(69.4)
Proceeds from issuance of common stock, net	0.3	0.7
Repurchases of common stock	(20.8)	—
Other	1.2	(2.5)
Net cash used in financing activities	(5.3)	(71.2)
Effect of exchange rates on Cash and cash equivalents	3.8	(14.0)
Decrease in Cash and cash equivalents	$(1.4)	$(98.5)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $12.5 million and $9.4 million during the first quarter of 2016 and 2015, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the first quarter of 2016 and 2015, cash contributions for defined benefit plans were $9.0 million and $8.5 million, respectively.

•	During the first quarter of 2016 and 2015, cash payments of $13.0 million and $9.1 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the first quarter of 2016, net working capital consumed cash of $38.0 million, before the impact of foreign exchange, primarily due to an increase in inventory levels and a decrease in payables, partially offset by a decrease in receivables. The principal contributors to the increase in working capital were increased inventory and decreased payables within the gas- and fluid-handling and fabrication technology segments, partially offset by decreases in receivables within the gas- and fluid-handling and fabrication technology segments. During the first quarter of 2015, net working capital consumed cash of $50.5 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory levels, partially offset by an increase in payables. The principal contributors to the increase in working capital in 2015 were higher inventory levels within the fabrication technology segment and an increase in receivables in our gas- and fluid-handling segment. Increased working capital in both years reflect normal seasonal changes, with the improved performance in 2016 related primarily to increased effectiveness of our CBS tools in this area.

Cash flows from financing activities for the first quarter of 2016 were impacted by the repurchase of 1,000,000 shares of the Company’s Common stock for approximately $20.8 million and net borrowings of $14.0 million as compared to net repayments of $69.4 million during the first quarter of 2015 which were principally made due to decreases in cash balances.

Our Cash and cash equivalents as of April 1, 2016 includes $191.3 million held in jurisdictions outside the U.S., which may be subject to U.S. income taxes if repatriated into the U.S. and other restrictions.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2015 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Credit Agreement and the receivables financing facility, substantially all of our borrowings as of April 1, 2016 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the first quarter of 2016 would have increased Interest expense by approximately $3.6 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the first quarter of 2016, approximately 70% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of April 1, 2016 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $250 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of April 1, 2016, our open commodity futures contracts were not material.

See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31, 2016 and is being conducted pursuant to SEC Rule 10b-18. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. For the three months ended April 1, 2016 the Company repurchased 1,000,000 shares of the Company’s Common stock under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934. The following table presents additional information with respect to our common stock repurchases during the first quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
1/1/16 - 1/29/16	850,000	20.72		850,000	55,021,026
1/30/16 - 2/26/16	150,000	21.33		150,000	51,821,526
2/27/16 - 4/1/16	—	—		—	51,821,526
Total	1,000,000	20.81	(1)	1,000,000	51,821,526	(2)

(1)	Represents the weighted-average price paid per share during the first quarter of 2016.

(2)	Represents the repurchase program limit authorized by the Board of Directors of $100.0 million less the value of purchases made since October 11, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:     Colfax Corporation

By:

/s/ MATTHEW L. TREROTOLA         President and Chief Executive Officer
Matthew L. Trerotola         (Principal Executive Officer)            May 3, 2016

/s/ C. SCOTT BRANNAN         Senior Vice President, Finance,
C. Scott Brannan            Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)        May 3, 2016