Form 10-Q
period 2016-07-01
Colfax CORP
filed 2016-07-28
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2016
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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 1, 2016, there were 122,659,511 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015

Net sales	$957,249	$1,025,375	$1,834,092	$1,936,445
Cost of sales	656,144	697,338	1,252,466	1,313,970
Gross profit	301,105	328,037	581,626	622,475
Selling, general and administrative expense	213,553	222,629	427,940	435,861
Restructuring and other related charges	14,490	8,834	32,158	12,587
Operating income	73,062	96,574	121,528	174,027
Interest expense	8,711	14,249	17,831	26,293
Income before income taxes	64,351	82,325	103,697	147,734
Provision for income taxes	20,388	23,496	33,524	32,630
Net income	43,963	58,829	70,173	115,104
Less: income attributable to noncontrolling interest, net of taxes	4,209	5,702	7,804	9,921
Net income attributable to Colfax Corporation	$39,754	$53,127	$62,369	$105,183
Net income per share - basic	$0.32	$0.43	$0.51	$0.85
Net income per share - diluted	$0.32	$0.42	$0.51	$0.84

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net income	$43,963	$58,829	$70,173	$115,104
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $2,190, $0, $2,436 and $0	(134,022)	117,484	(154,064)	(72,241)
Unrealized gain (loss) on hedging activities, net of tax of $1,181, $11,638, $(1,699) and $14,428	4,233	(9,922)	(5,320)	12,259
Changes in deferred tax related to pension and other post-retirement benefit cost	—	1,707	—	3,817
Amounts reclassified from Accumulated other comprehensive loss:
Net pension and other post-retirement benefit cost, net of tax of $801, $1,733, $1,498 and $2,671	1,308	1,858	2,708	4,074
Other comprehensive (loss) income	(128,481)	111,127	(156,676)	(52,091)
Comprehensive (loss) income	(84,518)	169,956	(86,503)	63,013
Less: comprehensive income attributable to noncontrolling interest	2,001	4,013	9,028	5,356
Comprehensive (loss) income attributable to Colfax Corporation	$(86,519)	$165,943	$(95,531)	$57,657

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	July 1, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184,672	$197,469
Trade receivables, less allowance for doubtful accounts of $43,850 and $39,505	906,336	888,166
Inventories, net	432,246	420,386
Other current assets	263,806	253,744
Total current assets	1,787,060	1,759,765
Property, plant and equipment, net	635,351	644,536
Goodwill	2,665,963	2,817,687
Intangible assets, net	959,308	995,712
Other assets	528,478	515,219
Total assets	$6,576,160	$6,732,919

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,611	$5,792
Accounts payable	679,137	718,893
Accrued liabilities	403,156	391,659
Total current liabilities	1,087,904	1,116,344
Long-term debt, less current portion	1,399,851	1,411,755
Other liabilities	930,368	948,264
Total liabilities	3,418,123	3,476,363
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 122,659,511 and 123,486,425 issued and outstanding	123	123
Additional paid-in capital	3,189,835	3,199,267
Retained earnings	619,669	557,300
Accumulated other comprehensive loss	(844,615)	(686,715)
Total Colfax Corporation equity	2,965,012	3,069,975
Noncontrolling interest	193,025	186,581
Total equity	3,158,037	3,256,556
Total liabilities and equity	$6,576,160	$6,732,919

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2016	123,486,425	$123	$3,199,267	$557,300	$(686,715)	$186,581	$3,256,556
Net income	—	—	—	62,369	—	7,804	70,173
Distributions to noncontrolling owners	—	—	—	—	—	(2,584)	(2,584)
Other comprehensive (loss) income, net of tax of $2.2 million	—	—	—	—	(157,900)	1,224	(156,676)
Stock repurchase	(1,000,000)	(1)	(20,811)	—	—	—	(20,812)
Common stock-based award activity	173,086	1	11,379	—	—	—	11,380
Balance at July 1, 2016	122,659,511	$123	$3,189,835	$619,669	$(844,615)	$193,025	$3,158,037

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 1, 2016	June 26, 2015

Cash flows from operating activities:
Net income	$70,173	$115,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	74,001	71,113
Stock-based compensation expense	10,967	8,716
Non-cash interest expense	2,106	8,294
Deferred income tax (benefit) provision	(528)	1,168
Changes in operating assets and liabilities:
Trade receivables, net	(13,807)	(35,117)
Inventories, net	(7,356)	(21,522)
Accounts payable	(39,181)	(13,596)
Changes in other operating assets and liabilities	(39,963)	(67,291)
Net cash provided by operating activities	56,412	66,869

Cash flows from investing activities:
Purchases of fixed assets, net	(25,497)	(18,318)
Net cash used in investing activities	(25,497)	(18,318)

Cash flows from financing activities:
Borrowings under term credit facility	—	750,000
Payments under term credit facility	(18,750)	(1,214,122)
Proceeds from borrowings on revolving credit facilities and other	491,233	966,403
Repayments of borrowings on revolving credit facilities and other	(493,962)	(637,136)
Proceeds from issuance of common stock, net	413	2,987
Repurchases of common stock	(20,812)	—
Other	(5,278)	(3,625)
Net cash used in financing activities	(47,156)	(135,493)

Effect of foreign exchange rates on Cash and cash equivalents	3,444	(6,296)
Decrease in Cash and cash equivalents	(12,797)	(93,238)
Cash and cash equivalents, beginning of period	197,469	305,448
Cash and cash equivalents, end of period	$184,672	$212,210

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

The results of operations for the three and six months ended July 1, 2016 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605 — Revenue Recognition. ASU 2014-09 is to be applied on a full or modified retrospective basis. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date”, which delays the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. During the six months ended July 1, 2016, the FASB issued three additional Accounting Standards Updates that clarify the original guidance as laid out in ASU No. 2014-09. These Accounting Standards Updates focus on clarification of principal versus agent considerations, performance obligations and licensing, and provides for application of certain practical expedients and narrow-scope improvements. The Company plans to apply these Accounting Standards Updates on a full retrospective basis as of January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) — Simplifying the Measurement of Inventory” (“ASU No. 2015-11”). ASU No. 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2015-11 on its Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”). ASU No. 2015-16 aims to simplify measurement period adjustments resulting from business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, will be recorded in the same period’s financial statements as the measurement period adjustment. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU No. 2015-16. The adoption of ASU No. 2015-16 during the six months ended July 1, 2016 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 3, “Acquisitions” for measurement period adjustments made during the six months ended July 1, 2016, related to acquisitions that occurred during the year ended December 31, 2015.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016 with early adoption permitted. ASU No. 2016-09 aims to simplify the accounting for shared based payment accounting by recording all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminates the requirement that excess tax benefits be realized before they can be recognized, and provides the option to make an entity-wide accounting policy election to continue to estimate the amount of awards that are expected to vest or account for forfeitures as they occur. The effect for excess tax benefits not previously recognized will be recorded as a cumulative adjustment to retained earnings pursuant to a modified retrospective adoption method. Excess tax benefits and deficiencies will be accounted for as discrete items in the period the stock awards vest or otherwise are settled. Further, the guidance will require that excess tax benefits be presented as an operating activity on the statement of cash flows consistent with other income tax cash flows. ASU No. 2016-09 also increases share based withholding up to the maximum statutory tax rates in the applicable jurisdictions without causing the award to be classified as a liability. All provisions of ASU No. 2016-09 must be adopted in the same period. The Company plans to adopt ASU No. 2016-09 in the annual period beginning January 1, 2017. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on its Consolidated Financial Statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”). ASU No. 2016-13 is effective for fiscal periods beginning after December 15, 2019 with early adoption permitted. ASU No. 2016-13 eliminates the probable initial recognition threshold under current U.S. GAAP and broadens the information an entity must consider when developing its expected credit loss estimates to include forecast information that affects the collectibility of the reported amount. The Company is currently evaluating the impact of adopting ASU No. 2016-13 on its Consolidated Financial Statements.

3. Acquisitions

The Company completed the acquisitions of the RootsTM blowers and compressors business unit, also known as Industrial Air & Gas Technologies, from GE Oil & Gas (“Roots”) on June 30, 2015, and Simsmart Technologies, Inc. (“Simsmart”) on October 5, 2015. During the six months ended July 1, 2016 the Company adjusted provisional amounts with respect to these acquisitions that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments, primarily attributable to the Company’s valuation of inventory and revision of estimates based on additional information obtained for a specific environmental reserve increased the Goodwill balance by $1.3 million during the six months ended July 1, 2016.

The Company continues to evaluate the acquired assets and liabilities assumed for Simsmart during the measurement period as certain valuations and studies have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the detailed analyses are complete.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Net Income Per Share

Net income per share was computed as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(In thousands, except share data)
Computation of Net income per share - basic:
Net income attributable to Colfax Corporation	$39,754	$53,127	$62,369	$105,183
Weighted-average shares of Common stock outstanding - basic	122,827,512	124,250,487	122,958,853	124,103,220
Net income per share - basic	$0.32	$0.43	$0.51	$0.85
Computation of Net income per share - diluted:
Net income attributable to Colfax Corporation	$39,754	$53,127	$62,369	$105,183
Weighted-average shares of Common stock outstanding - basic	122,827,512	124,250,487	122,958,853	124,103,220
Net effect of potentially dilutive securities - stock options and restricted stock units	208,945	1,011,251	184,584	1,078,247
Weighted-average shares of Common stock outstanding - diluted	123,036,457	125,261,738	123,143,437	125,181,467
Net income per share - diluted	$0.32	$0.42	$0.51	$0.84

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended July 1, 2016 and June 26, 2015 excludes approximately 5.2 million and 2.2 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended July 1, 2016 and June 26, 2015 excludes approximately 5.1 million and 2.1 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three and six months ended July 1, 2016, Income before income taxes was $64.4 million and $103.7 million, respectively, while the Provision for income taxes was $20.4 million and $33.5 million, respectively. The effective tax rates were 31.7% and 32.3% for the three and six months ended July 1, 2016, respectively, which differ from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016.

During the three and six months ended June 26, 2015, Income before income taxes was $82.3 million and $147.7 million, respectively, while the Provision for income taxes was $23.5 million and $32.6 million, respectively. The effective tax rate was 28.5% for the three months ended June 26, 2015, which differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015. The effective tax rate was 22.1% for the six months ended June 26, 2015, which differs from the U.S. federal statutory rate primarily due to a tax benefit of $13.0 million associated with the resolution of certain liabilities for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

During the six months ended July 1, 2016, the Company repurchased 1,000,000 shares of its Common stock in open market transactions for approximately $20.8 million under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934. As of July 1, 2016, the remaining stock repurchase authorization provided by the Company’s Board of Directors is approximately $52 million.

Share-Based Payments

On May 13, 2016, the Company’s Board of Directors and stockholders approved the Colfax Corporation 2016 Omnibus Incentive Plan (the “2016 Plan”). Under the 2016 Plan, the Company has reserved up to 10.5 million shares of Common stock for potential issuance as stock-based awards. Upon approval of the 2016 Plan, awards are no longer granted under the previously existing Colfax Corporation Omnibus Incentive Plan, as amended and restated on April 2, 2012.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended July 1, 2016 and June 26, 2015. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)

Balance at January 1, 2016	$(193,258)	$(528,620)	$35,163	$(686,715)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	468	(131,583)	779	(130,336)
Loss on long-term intra-entity foreign currency transactions	—	(25,021)	—	(25,021)
Loss on net investment hedges	—	—	(5,705)	(5,705)
Unrealized gain on cash flow hedges	—	—	454	454
Other comprehensive income (loss) before reclassifications	468	(156,604)	(4,472)	(160,608)
Amounts reclassified from Accumulated other comprehensive loss	2,708	—	—	2,708
Net current period Other comprehensive income (loss)	3,176	(156,604)	(4,472)	(157,900)
Balance at July 1, 2016	$(190,082)	$(685,224)	$30,691	$(844,615)

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

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the three and six months ended July 1, 2016 and June 26, 2015 is as follows:

	Three Months Ended July 1, 2016			Six Months Ended July 1, 2016
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$2,047	$(775)	$1,272	$4,082	$(1,450)	$2,632
Amortization of prior service cost(1)	62	(26)	36	124	(48)	76
	$2,109	$(801)	$1,308	$4,206	$(1,498)	$2,708

	Three Months Ended June 26, 2015			Six Months Ended June 26, 2015
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$3,522	$(1,733)	$1,789	$6,614	$(2,671)	$3,943
Amortization of prior service cost(1)	69	—	69	131	—	131
	$3,591	$(1,733)	$1,858	$6,745	$(2,671)	$4,074

(1) Included in the computation of net periodic benefit (income) cost. See Note 10, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the six months ended July 1, 2016, Noncontrolling interest increased by $1.2 million as a result of Other comprehensive income, primarily due to foreign currency translation adjustment. During the six months ended June 26, 2015, Noncontrolling interest decreased by $4.6 million as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

7. Inventories, Net

Inventories, net consisted of the following:

	July 1, 2016	December 31, 2015
	(In thousands)
Raw materials	$154,122	$160,640
Work in process	84,952	68,541
Finished goods	256,344	243,209
	495,418	472,390
Less: customer progress payments	(16,390)	(15,876)
Less: allowance for excess, slow-moving and obsolete inventory	(46,782)	(36,128)
Inventories, net	$432,246	$420,386

8. Debt

Long-term debt consisted of the following:

	July 1, 2016	December 31, 2015
	(In thousands)
Term loans	$695,751	$713,175
Trade receivables financing arrangement	83,124	75,800
Revolving credit facilities and other	626,587	628,572
Total Debt	1,405,462	1,417,547
Less: current portion	(5,611)	(5,792)
Long-term debt	$1,399,851	$1,411,755

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “Credit Agreement”).

The Company had an original issue discount of $6.4 million and deferred financing fees of $7.1 million included in its Condensed Consolidated Balance Sheet as of July 1, 2016, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the Credit Agreement. As of July 1, 2016, the weighted-average interest rate of borrowings under the Credit Agreement was 1.87%, excluding accretion of original issue discount, and there was $771.8 million available on the revolving credit facility.

The Company is also party to letter of credit facilities with total capacity of $743.3 million. Total letters of credit of $348.2 million were outstanding as of July 1, 2016.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit of $95 million. As of July 1, 2016, the total outstanding borrowings under the receivables financing facility were $83.1 million and the interest rate was 1.29%. The scheduled termination date for the receivables financing facility is December 20, 2016 and may be extended from time to time.

As of July 1, 2016, the Company is in compliance with the covenants under the Credit Agreement.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	July 1, 2016	December 31, 2015
	(In thousands)
Accrued payroll	$108,459	$99,383
Advance payment from customers	42,583	45,590
Accrued taxes	47,214	51,834
Accrued asbestos-related liability	52,470	48,780
Warranty liability - current portion	36,172	36,128
Accrued restructuring liability - current portion	14,380	12,918
Accrued third-party commissions	9,333	10,275
Other	92,545	86,751
Accrued liabilities	$403,156	$391,659

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	July 1, 2016	June 26, 2015
	(In thousands)
Warranty liability, beginning of period	$37,407	$51,135
Accrued warranty expense	13,750	8,685
Changes in estimates related to pre-existing warranties	2,322	(2,696)
Cost of warranty service work performed	(16,839)	(12,641)
Foreign exchange translation effect	705	(2,013)
Warranty liability, end of period	$37,345	$42,470

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

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 1, 2016
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,979	$13,326	$(7,405)	$(24)	$9,876
Facility closure costs(2)	2,657	3,489	(6,007)	106	245
	6,636	16,815	(13,412)	82	10,121
Non-cash charges		874
		17,689
Fabrication Technology:
Termination benefits(1)	6,031	10,396	(13,291)	(38)	3,098
Facility closure costs(2)	426	2,761	(1,884)	(35)	1,268
	6,457	13,157	(15,175)	(73)	4,366
Non-cash charges		1,312
		14,469
Corporate and Other:
Facility closure costs(2)	625	—	(138)	(53)	434
	625	—	(138)	(53)	434
	$13,718	29,972	$(28,725)	$(44)	$14,921
Non-cash charges		2,186
		$32,158

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
(3) As of July 1, 2016, $14.4 million and $0.5 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur restructuring and other related charges of approximately $48 million during the remainder of 2016 related to these restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$48	$—	$96	$—
Interest cost	4,353	4,288	8,705	8,581
Expected return on plan assets	(6,120)	(6,019)	(12,241)	(12,039)
Amortization	1,619	1,898	3,234	3,799
Net periodic benefit (income) cost	$(100)	$167	$(206)	$341

Pension Benefits-Non U.S. Plans:
Service cost	$856	$818	$1,691	$2,025
Interest cost	8,716	9,777	17,160	19,536
Expected return on plan assets	(7,979)	(9,153)	(16,200)	(17,809)
Amortization	426	1,501	844	2,579
Net periodic benefit cost	$2,019	$2,943	$3,495	$6,331

Other Post-Retirement Benefits:
Service cost	$15	$51	$31	$102
Interest cost	313	313	625	639
Amortization	64	192	128	367
Net periodic benefit cost	$392	$556	$784	$1,108

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.4 billion as of both July 1, 2016 and December 31, 2015 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	July 1, 2016
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$21,322	$—	$—	$21,322
Foreign currency contracts related to sales - designated as hedges	—	2,033	—	2,033
Foreign currency contracts related to sales - not designated as hedges	—	658	—	658
Foreign currency contracts related to purchases - designated as hedges	—	4,271	—	4,271
Foreign currency contracts related to purchases - not designated as hedges	—	161	—	161
Deferred compensation plans	—	4,034	—	4,034
	$21,322	$11,157	$—	$32,479

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$9,670	$—	$9,670
Foreign currency contracts related to sales - not designated as hedges	—	515	—	515
Foreign currency contracts related to purchases - designated as hedges	—	580	—	580
Foreign currency contracts related to purchases - not designated as hedges	—	467	—	467
Deferred compensation plans	—	4,034	—	4,034
	$—	$15,266	$—	$15,266

	December 31, 2015
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,516	$—	$—	$22,516
Foreign currency contracts related to sales - designated as hedges	—	988	—	988
Foreign currency contracts related to sales - not designated as hedges	—	664	—	664
Foreign currency contracts related to purchases - designated as hedges	—	1,554	—	1,554
Foreign currency contracts related to purchases - not designated as hedges	—	338	—	338
Deferred compensation plans	—	4,000	—	4,000
	$22,516	$7,544	$—	$30,060

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$6,368	$—	$6,368
Foreign currency contracts related to sales - not designated as hedges	—	969	—	969
Foreign currency contracts related to purchases - designated as hedges	—	322	—	322
Foreign currency contracts related to purchases - not designated as hedges	—	128	—	128
Deferred compensation plans	—	4,000	—	4,000
	$—	$11,787	$—	$11,787

There were no transfers in or out of Level One, Two or Three during the six months ended July 1, 2016.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of July 1, 2016 and December 31, 2015, the Company had foreign currency contracts with the following notional values:

	July 1, 2016	December 31, 2015
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$87,767	$119,653
Foreign currency contracts sold - designated as hedges	187,661	206,366
Foreign currency contracts purchased - not designated as hedges	33,021	41,480
Foreign currency contracts purchased - designated as hedges	67,351	62,794
Total foreign currency derivatives	$375,800	$430,293

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	$2,063	$6,267	$858	$508
Realized (loss) gain	(4,741)	3,050	(2,372)	3,502
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized (loss) gain	(894)	2,229	(1,241)	(324)
Realized gain (loss)	2,678	(3,263)	2,711	(1,950)
Unrealized gain (loss) on net investment hedges(1)	4,868	(18,473)	(5,705)	10,212
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(1,581)	1,746	447	2,272
Realized (loss)	(78)	(535)	(91)	(4,261)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	520	531	(516)	387
Realized (loss) gain	(225)	(165)	(261)	414

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

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Six Months Ended
	July 1, 2016	June 26, 2015
	(Number of claims)
Claims unresolved, beginning of period	20,583	21,681
Claims filed(2)	2,908	2,502
Claims resolved(3)	(2,283)	(2,180)
Claims unresolved, end of period	21,208	22,003

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

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	July 1, 2016	December 31, 2015
	(In thousands)
Current asbestos insurance asset(1)	$29,678	$28,872
Long-term asbestos insurance asset(2)	271,238	284,095
Long-term asbestos insurance receivable(2)	112,428	96,007
Accrued asbestos liability(3)	52,470	48,780
Long-term asbestos liability(4)	335,028	350,394

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(In thousands)
Net sales:
Gas and fluid handling	$483,692	$504,875	$916,430	$927,084
Fabrication technology	473,557	520,500	917,662	1,009,361
	$957,249	$1,025,375	$1,834,092	$1,936,445
Segment operating income (loss)(1):
Gas and fluid handling	$45,093	$64,206	$79,016	$100,463
Fabrication technology	54,471	53,874	100,356	111,220
Corporate and other	(12,012)	(12,672)	(25,686)	(25,069)
	$87,552	$105,408	$153,686	$186,614

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(In thousands)
Income before income taxes	$64,351	$82,325	$103,697	$147,734
Interest expense	8,711	14,249	17,831	26,293
Restructuring and other related charges	14,490	8,834	32,158	12,587
Segment operating income	$87,552	$105,408	$153,686	$186,614

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(In thousands)
Gas handling	$367,560	$365,786	$689,162	$666,025
Fluid handling	116,132	139,089	227,268	261,059
Welding and cutting	473,557	520,500	917,662	1,009,361
Total Net sales	$957,249	$1,025,375	$1,834,092	$1,936,445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2016 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the second quarter and six months ended July 1, 2016 to the comparable 2015 period is affected by the following additional significant items:

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

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 72% and 71% for the three and six months ended July 1, 2016, respectively, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. For the second quarter and six months ended July 1, 2016, changes in foreign exchange rates have reduced Net sales by approximately 4% and 5%, respectively. Changes in foreign exchange rates also reduced Income before income taxes by approximately 5% for the second quarter and six months ended July 1, 2016. The changes in foreign exchange rates since December 31, 2015 decreased net assets by approximately 4%, due primarily to significant intangible assets denominated in British pounds.

Seasonality

As our gas- and fluid-handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our Net sales decreased from $1,025.4 million in the second quarter of 2015 to $957.2 million in the second quarter of 2016. Our Net sales decreased from $1,936.4 million in the six months ended June 26, 2015 to $1,834.1 million in the six months ended July 1, 2016. The following tables present the components of changes in our consolidated Net sales and, for our gas- and fluid-handling segment, orders and order backlog:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
For the three months ended June 26, 2015	$1,025.4		$502.3
Components of Change:
Existing businesses(2)	(57.2)	(5.6)%	(78.0)	(15.5)%
Acquisitions(3)	28.1	2.7%	38.4	7.6%
Foreign currency translation(4)	(39.1)	(3.8)%	(17.0)	(3.4)%
	(68.2)	(6.7)%	(56.6)	(11.3)%
For the three months ended July 1, 2016	$957.2		$445.7

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the six months ended June 26, 2015	$1,936.4		$949.3		$1,364.4
Components of Change:
Existing businesses(2)	(59.7)	(3.1)%	(119.5)	(12.6)%	(230.7)	(16.9)%
Acquisitions(3)	50.3	2.6%	61.8	6.5%	54.4	4.0%
Foreign currency translation(4)	(92.9)	(4.8)%	(38.3)	(4.0)%	(119.2)	(8.8)%
	(102.3)	(5.3)%	(96.0)	(10.1)%	(295.5)	(21.7)%
As of and for the six months ended July 1, 2016	$1,834.1		$853.3		$1,068.9

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

The decrease in Net sales from existing businesses during the second quarter of 2016 compared to the second quarter of 2015 was attributable to decreases of $35.4 million in our gas- and fluid-handling segment and $21.8 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the second quarter of 2016 compared to the second quarter of 2015 due to declines in the oil, gas and petrochemical, power generation, and general industrial and other end markets, partially offset by growth in the marine and mining end markets.

The decrease in Net sales from existing businesses during the six months ended July 1, 2016 compared to the six months ended June 26, 2015 was attributable to decreases of $31.3 million in our fabrication technology segment and $28.4 million in our gas- and fluid-handling segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the six months ended July 1, 2016 compared to the six months ended June 26, 2015 due to declines in all end markets.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology. The following table summarizes Net sales by reportable segment for each of the following periods:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(In millions)
Gas and Fluid Handling	$483.7	$504.9	$916.4	$927.1
Fabrication Technology	473.5	520.5	917.7	1,009.3
Total Net sales	$957.2	$1,025.4	$1,834.1	$1,936.4

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(Dollars in millions)
Net sales	$483.7	$504.9	$916.4	$927.1
Gross profit	136.4	156.5	261.0	286.0
Gross profit margin	28.2%	31.0%	28.5%	30.8%
Restructuring and other related charges	$7.1	$2.7	$17.7	$5.3
Selling, general and administrative expense	91.3	92.2	182.0	185.5
Selling, general and administrative expense as a percentage of Net sales	18.9%	18.3%	19.9%	20.0%
Segment operating income	$45.1	$64.3	$79.0	$100.5
Segment operating income margin	9.3%	12.7%	8.6%	10.8%

The $35.4 million Net sales decrease due to existing businesses during the second quarter of 2016 in comparison to the second quarter of 2015, as discussed and defined under “Sales, Orders and Backlog” above, was due to declines in our oil, gas, and petrochemical, general industrial and other, marine, and mining end markets, partially offset by growth in our power generation end market. Acquisition-related growth contributed $28.1 million of Net sales in the second quarter of 2016. Changes in foreign exchange rates had a negative impact on Net sales of $13.9 million. Gross profit decreased in the second quarter of 2016 reflecting the impact of changes in volumes and foreign exchange rates and a $3.0 million provision for losses on specific customer contracts, that were partially offset by acquisition-related growth and a $1.1 million insurance recovery associated with a product liability claim. Gross profit margin decreased during the second quarter of 2016 in comparison to the second quarter of 2015 primarily due to sales mix, the provision for losses discussed previously and higher warranty costs. Restructuring and other related charges increased during the second quarter of 2016 primarily due to accelerated cost reduction programs to reduce the cost structure of the Company in response to the current challenging, cyclical economic conditions. Selling, general and administrative expense for the second quarter of 2016 decreased compared to the second quarter of 2015 primarily due to changes in foreign exchange rates and cost control activities, partially offset by acquisition-related growth and a $1.4 million impairment charge on long-lived assets at a specific North American business.

The $28.4 million Net sales decrease due to existing businesses during the six months ended July 1, 2016 in comparison to the six months ended June 26, 2015, as discussed and defined under “Sales, Orders and Backlog” above, was due to declines in our general industrial and other, marine, and mining end markets, partially offset by growth in our power generation and oil, gas, and petrochemical end markets. Acquisition-related growth contributed $50.3 million of Net sales during the six months ended July 1, 2016. Changes in foreign exchange rates had a negative impact on Net sales of $32.6 million. Gross profit decreased in the six months ended July 1, 2016 reflecting the impact of changes in volumes and foreign exchange rates and a provision for losses on customer contracts, that were partially offset by acquisition-related growth and an insurance recovery, as discussed previously. Gross profit margin decreased during the six months ended July 1, 2016 in comparison to the six months ended June 26, 2015 due to decremental margins on lower volumes, contractual loss provisions, and higher warranty costs. Restructuring and other related charges increased during the six months ended July 1, 2016 primarily due to accelerated cost reduction programs, as discussed previously. Selling, general and administrative expense for the six months ended July 1, 2016 decreased compared to the six months ended June 26, 2015 primarily due to changes in foreign exchange rates and cost control activities, partially offset by acquisition-related growth and an impairment charge, as discussed previously.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(Dollars in millions)
Net sales	$473.5	$520.5	$917.7	$1,009.3
Gross profit	164.7	171.6	320.6	336.5
Gross profit margin	34.8%	33.0%	34.9%	33.3%
Restructuring and other related charges	$7.4	$6.2	$14.5	$7.3
Selling, general and administrative expense	110.2	117.7	220.2	225.2
Selling, general and administrative expense as a percentage of Net sales	23.3%	22.6%	24.0%	22.3%
Segment operating income	$54.5	$53.9	$100.4	$111.2
Segment operating income margin	11.5%	10.4%	10.9%	11.0%

The $21.8 million Net sales decrease due to existing businesses during the second quarter of 2016 in comparison to the second quarter of 2015, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of decreases in volumes in North America, partially offset by growth in Europe and Russia. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $25.2 million. Gross profit decreased in the second quarter of 2016 primarily due to the impact of lower volumes and changes in foreign exchange rates. The decrease was partially offset by $1.3 million of gross profit recognized upon agreement with a customer for work performed in 2015 under a long-term contract arrangement. Gross profit margin increased during the second quarter of 2016 in comparison to the second quarter of 2015 primarily due to decreased raw material costs and the positive impact of cost control activities. Restructuring and other related charges increased during the second quarter of 2016 primarily due to accelerated cost reduction programs to reduce the cost structure of the Company in response to the current challenging, cyclical economic conditions. Selling, general and administrative expense as a percentage of Net sales increased during the second quarter of 2016 as compared to the second quarter of 2015 due to the lower volumes and legal costs of $1.9 million related to defense of alleged patent infringement, that were partially offset by $0.7 million of insurance recoveries associated with the litigation. See Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the patent infringement litigation.

The $31.3 million Net sales decrease due to existing businesses during the six months ended July 1, 2016 in comparison to the six months ended June 26, 2015, as discussed and defined under “Sales, Orders and Backlog” above, was primarily the result of a decrease in filler metal volumes in most regions offset by three extra selling days in 2016. Selling days are more significant to fabrication technology where more products are sold from finished stock. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $60.3 million. Gross profit decreased during the six months ended July 1, 2016, primarily due to the impact of changes in foreign exchange rates and lower overall volumes partially offset by the change order settlement discussed previously. Gross profit margin increased during the six months ended July 1, 2016 in comparison to the six months ended June 26, 2015 primarily due to decreased raw material costs and the positive impact of cost control activities. Restructuring and other related charges increased during the six months ended July 1, 2016 due to the accelerated cost reduction programs mentioned previously. Selling, general and administrative expense decreased during the six months ended July 1, 2016 as compared to the six months ended June 26, 2015 as a result of cost savings from the Company’s cost reduction programs. These reductions were partially offset by asset impairment charges of $2.3 million associated with the expected exit of a specific South American business, approximately $3.0 million of charges associated with uncollectible accounts of specific customers, and net legal costs of $2.2 million related to defense of alleged patent infringement. Selling, general and administrative expense as a percentage of Net sales increased during the second quarter of 2016 as compared to the second quarter of 2015 due to the lower volumes and the incremental charges discussed above.

Gross Profit - Total Company

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(Dollars in millions)
Gross profit	$301.1	$328.0	$581.6	$622.5
Gross profit margin	31.5%	32.0%	31.7%	32.1%

The $26.9 million decrease in Gross profit during the second quarter of 2016 in comparison to the second quarter of 2015 was attributable to a decreases of $20.0 million in our gas- and fluid-handling segment and $6.9 million in our fabrication technology segment. The $40.9 million decrease in Gross profit during the six months ended July 1, 2016 in comparison to the six months ended June 26, 2015 was attributable to decreases of $25.0 million in our gas- and fluid-handling segment and $15.9 million in our fabrication technology segment. Gross profit decreased during the second quarter and six months ended July 1, 2016 in comparison to the second quarter and six months ended June 26, 2015 primarily due to changes in foreign exchange rates and lower overall volumes, partially offset by acquisition-related growth. Gross profit for the second quarter and six months ended July 1, 2016 included various incremental charges discussed previously. Gross profit margin decreased during the second quarter and six months ended July 1, 2016 in comparison to the second quarter and six months ended June 26, 2015 primarily as a result of lower margin product mix in gas- and fluid-handling offset by lower material costs in fabrication technology, as discussed previously. Changes in foreign exchange rates during the second quarter and six months ended July 1, 2016 had a $10.4 million and $25.7 million negative impact on Gross profit in comparison to the second quarter and six months ended June 26, 2015.

Operating Expenses - Total Company

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(Dollars in millions)
Selling, general and administrative expense	$213.6	$222.6	$427.9	$435.9
Selling, general and administrative expense as a percentage of Net sales	22.3%	21.7%	23.3%	22.5%
Restructuring and other related charges	$14.5	$8.8	$32.2	$12.6

Selling, general and administrative expense decreased by $9.0 million and $8.0 million during the second quarter and six months ended July 1, 2016 in comparison to the second quarter and six months ended June 26, 2015. These decreases in Selling, general and administrative expense are attributable to accelerated cost reduction programs in both segments, the impact of foreign exchange rates and the insurance recovery discussed previously. These reductions were partially offset by acquisition related growth in our gas- and fluid-handling segment and incremental charges related to asset impairments in specific operations in North and South America, charges associated with uncollectible accounts of specific customers, and legal costs related to defense of alleged patent infringements discussed previously. Selling, general and administrative expense as a percentage of Net sales increased during the second quarter and six months ended July 1, 2016 as compared to the second quarter and six months ended June 26, 2015 due to the lower volumes and net incremental charges discussed above. Restructuring and other related charges increased during the second quarter and six months ended July 1, 2016 primarily due to accelerated cost reduction programs to reduce the cost structure of the Company in response to the current challenging, cyclical economic conditions.

Interest Expense - Total Company

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
	(In millions)
Interest expense	$8.7	$14.2	$17.8	$26.3

The decrease in Interest expense during the second quarter and six months ended July 1, 2016 in comparison to the second quarter and six months ended June 26, 2015 is primarily due to the decrease in outstanding borrowing levels, lower amortization of deferred financing fees and original issue discount, and lower borrowing margins resulting from the refinancing of our credit facility in June 2015. A $4.7 million charge resulting from this refinancing is reflected in Interest expense for the second quarter and six months ended June 26, 2015.

Provision for Income Taxes - Total Company

The effective tax rate for the second quarter of 2016 was 31.7%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016. The effective tax rate for the second quarter of 2015 was 28.5%, which was lower than the U.S. federal statutory tax rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015.

The effective tax rate for the six months ended July 1, 2016 was 32.3%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016. The effective tax rate for the six months ended June 26, 2015 was 22.1%, which was lower than the U.S. federal statutory tax rate primarily due to a tax benefit of $13.0 million associated with the resolution of certain liabilities for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015.

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

Equity Capital

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of our Common stock from time-to-time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31, 2016. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. During the six months ended July 1, 2016, the Company repurchased 1,000,000 shares of the Company’s Common stock under a plan complying with Rule 10b5-1. As of July 1, 2016, the remaining stock repurchase authorization provided by the Company’s Board of Directors is approximately $52 million.

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

As of July 1, 2016, the weighted-average interest rate of borrowings under the Credit Agreement was 1.87%, excluding accretion of original issue discount, and there was $771.8 million available on the revolving credit facility.

We are also party to letter of credit facilities with total capacity of $743.3 million. Total letters of credit of $348.2 million were outstanding as of July 1, 2016.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit of $95 million. As of July 1, 2016, the total outstanding borrowings under the receivables financing facility were $83.1 million and the interest rate was 1.29%. The scheduled termination date for the receivables financing facility is December 20, 2016 and may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement. The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of July 1, 2016. We believe that our sources of liquidity, including the Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of July 1, 2016, we had $184.7 million of Cash and cash equivalents, a decrease of $12.7 million from $197.4 million as of December 31, 2015. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	July 1, 2016	June 26, 2015
	(In millions)
Net cash provided by operating activities	$56.4	$66.9
Net cash used in investing activities	(25.5)	(18.3)
Repayments of borrowings, net	(21.5)	(134.9)
Repurchases of common stock	(20.8)	—
Other	(4.7)	(0.6)
Net cash used in financing activities	(47.0)	(135.5)
Effect of foreign exchange rates on Cash and cash equivalents	3.4	(6.3)
Decrease in Cash and cash equivalents	$(12.7)	$(93.2)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $21.4 million and $10.9 million during the six months ended July 1, 2016 and six months ended June 26, 2015, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended July 1, 2016 and six months ended June 26, 2015, cash contributions for defined benefit plans were $18.1 million and $24.4 million, respectively.

•	During the six months ended July 1, 2016 and six months ended June 26, 2015, cash payments of $28.7 million and $20.4 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the six months ended July 1, 2016, net working capital consumed cash of $60.3 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory levels, and a decrease in payables. The principal contributor to the increase in working capital was significant costs in excess of billings on long-term contracts as of July 1, 2016.

•
During the six months ended June 26, 2015, net working capital consumed cash of $70.2 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory levels, and a decrease in payables. The principal contributors to the increase in working capital in 2015 were higher inventory and receivable levels within the fabrication technology segment, and an increase in receivables and a decrease in payables in our gas- and fluid-handling segment.

•	Increased working capital in both years reflect normal seasonal changes.
Cash flows from financing activities for the six months ended July 1, 2016 were impacted by the repurchase of 1,000,000 shares of the Company’s Common stock for approximately $20.8 million and net repayments of borrowings of $21.5 million as compared to net repayments of $134.9 million during the six months ended June 26, 2015. The higher repayments in 2015 largely resulted from reduced cash balances.

Our Cash and cash equivalents as of July 1, 2016 includes $177.7 million held in jurisdictions outside the U.S., which may be subject to U.S. income taxes if repatriated into the U.S. and other restrictions.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Credit Agreement and the receivables financing facility, substantially all of our borrowings as of July 1, 2016 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the second quarter and six months ended July 1, 2016 would have increased Interest expense by approximately $3.6 million and $7.2 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the second quarter and six months ended July 1, 2016, approximately 72% and 71% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of July 1, 2016 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $250 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of July 1, 2016, our open commodity futures contracts were not material.

See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31, 2016 and is being conducted pursuant to SEC Rule 10b-18. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. For the three months ended July 1, 2016 the Company made no repurchases of shares. The following table presents additional information with respect to our Common stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
4/2/16 - 4/29/16	—	—	—	51,821,526
4/30/16 - 5/27/16	—	—	—	51,821,526
5/28/16 - 7/1/16	—	—	—	51,821,526
Total	—	—	—	51,821,526	(1)

(1)	Represents the repurchase program limit authorized by the Board of Directors of $100.0 million less the value of purchases made since October 11, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.01***	Colfax Corporation 2016 Omnibus Incentive Plan

10.02***	Letter Agreement between Colfax Corporation and Christopher Hix

10.03***
Second Amendment to the Credit Agreement, dated June 24, 2016, among Colfax Corporation, as the borrower, the guarantors party thereto, each of the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:     Colfax Corporation

By:

/s/ MATTHEW L. TREROTOLA         President and Chief Executive Officer
Matthew L. Trerotola         (Principal Executive Officer)            July 28, 2016

/s/ C. SCOTT BRANNAN         Senior Vice President, Finance,
C. Scott Brannan            Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)        July 28, 2016