Form 10-Q
period 2016-09-30
Colfax CORP
filed 2016-10-27
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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
Large accelerated filer ☑     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2016, there were 122,661,828 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015

Net sales	$879,204	$969,144	$2,713,296	$2,905,589
Cost of sales	603,797	673,270	1,856,263	1,987,240
Gross profit	275,407	295,874	857,033	918,349
Selling, general and administrative expense	199,502	237,248	627,442	673,109
Asbestos coverage adjustment	8,226	—	8,226	—
Restructuring and other related charges	17,159	13,071	49,317	25,658
Operating income	50,520	45,555	172,048	219,582
Interest expense	6,792	10,857	24,623	37,150
Income before income taxes	43,728	34,698	147,425	182,432
Provision for income taxes	11,529	11,153	45,053	43,783
Net income	32,199	23,545	102,372	138,649
Less: income attributable to noncontrolling interest, net of taxes	4,229	5,186	12,033	15,107
Net income attributable to Colfax Corporation	$27,970	$18,359	$90,339	$123,542
Net income per share - basic and diluted	$0.23	$0.15	$0.73	$0.99

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Net income	$32,199	$23,545	$102,372	$138,649
Other comprehensive loss:
Foreign currency translation, net of tax of $462, $0, $2,898 and $0	(31,679)	(145,177)	(185,743)	(217,418)
Unrealized gain (loss) on hedging activities, net of tax of $(12,108), $1,641, $(13,807) and $16,069	9,146	(6,830)	3,826	5,429
Changes in deferred tax related to pension and other post-retirement benefit cost	—	—	—	3,817
Amounts reclassified from Accumulated other comprehensive loss:
Net pension and other post-retirement benefit cost, net of tax of $476, $903, $1,974 and $3,574	871	1,813	3,579	5,887
Foreign currency translation adjustment resulting from Venezuela deconsolidation	2,378	—	2,378	—
Other comprehensive loss	(19,284)	(150,194)	(175,960)	(202,285)
Comprehensive income (loss)	12,915	(126,649)	(73,588)	(63,636)
Less: comprehensive income (loss) attributable to noncontrolling interest	7,940	(6,790)	16,968	(1,434)
Comprehensive income (loss) attributable to Colfax Corporation	$4,975	$(119,859)	$(90,556)	$(62,202)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,660	$197,469
Trade receivables, less allowance for doubtful accounts of $44,394 and $39,505	922,247	888,166
Inventories, net	423,905	420,386
Other current assets	265,429	253,744
Total current assets	1,803,241	1,759,765
Property, plant and equipment, net	632,219	644,536
Goodwill	2,632,433	2,817,687
Intangible assets, net	940,615	995,712
Other assets	533,884	515,219
Total assets	$6,542,392	$6,732,919

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,082	$5,792
Accounts payable	651,792	718,893
Accrued liabilities	416,973	391,659
Total current liabilities	1,074,847	1,116,344
Long-term debt, less current portion	1,379,058	1,411,755
Other liabilities	919,828	948,264
Total liabilities	3,373,733	3,476,363
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 122,661,828 and 123,486,425 issued and outstanding	123	123
Additional paid-in capital	3,192,788	3,199,267
Retained earnings	647,639	557,300
Accumulated other comprehensive loss	(867,610)	(686,715)
Total Colfax Corporation equity	2,972,940	3,069,975
Noncontrolling interest	195,719	186,581
Total equity	3,168,659	3,256,556
Total liabilities and equity	$6,542,392	$6,732,919

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2016	123,486,425	$123	$3,199,267	$557,300	$(686,715)	$186,581	$3,256,556
Net income	—	—	—	90,339	—	12,033	102,372
Distributions to noncontrolling owners	—	—	—	—	—	(7,830)	(7,830)
Other comprehensive (loss) income, net of tax of $(8.9) million	—	—	—	—	(180,895)	4,935	(175,960)
Stock repurchase	(1,000,000)	(1)	(20,811)	—	—	—	(20,812)
Common stock-based award activity	175,403	1	14,332	—	—	—	14,333
Balance at September 30, 2016	122,661,828	$123	$3,192,788	$647,639	$(867,610)	$195,719	$3,168,659

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 25, 2015

Cash flows from operating activities:
Net income	$102,372	$138,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	107,101	110,776
Stock-based compensation expense	13,920	11,886
Non-cash interest expense	3,126	10,099
Deferred income tax (benefit) provision	(1,171)	15
Changes in operating assets and liabilities:
Trade receivables, net	(28,341)	(38,972)
Inventories, net	2,932	(20,967)
Accounts payable	(67,771)	3,710
Changes in other operating assets and liabilities	(30,314)	(63,058)
Net cash provided by operating activities	101,854	152,138

Cash flows from investing activities:
Purchases of fixed assets, net	(41,671)	(32,729)
Acquisition, net of cash received	—	(184,500)
Net cash used in investing activities	(41,671)	(217,229)

Cash flows from financing activities:
Borrowings under term credit facility	—	750,000
Payments under term credit facility	(28,125)	(1,223,497)
Proceeds from borrowings on revolving credit facilities and other	659,469	1,328,332
Repayments of borrowings on revolving credit facilities and other	(676,257)	(835,232)
Proceeds from issuance of common stock, net	413	3,116
Repurchases of common stock	(20,812)	—
Other	(7,830)	(9,796)
Net cash (used in) provided by financing activities	(73,142)	12,923

Effect of foreign exchange rates on Cash and cash equivalents	7,150	(32,033)
Decrease in Cash and cash equivalents	(5,809)	(84,201)
Cash and cash equivalents, beginning of period	197,469	305,448
Cash and cash equivalents, end of period	$191,660	$221,247

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Colfax Corporation (the “Company” or “Colfax”) is a diversified global industrial manufacturing and engineering company that provides gas- and fluid-handling and fabrication technology products and services to customers around the world principally under the Howden, ESAB and Colfax Fluid Handling brand names.

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

During the three months ended September 30, 2016, the Company determined that an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, due to government controls, has restricted the Company’s Venezuelan operations ability to pay dividends and satisfy other obligations denominated in U.S. dollars. In addition, other government-imposed restrictions affecting labor, production, and distribution are prohibiting the Company from controlling key operating decisions. These circumstances have caused the Company to no longer meet the accounting criteria of control in order to continue consolidating its Venezuelan operations. Therefore, the Company has deconsolidated the financial statements of its Venezuelan operations as of September 30, 2016. As a result of the deconsolidation, the Company recorded a charge of $2.4 million in Selling, general and administrative expense for the three and nine months ended September 30, 2016, substantially all of which related to accumulated foreign currency translation charges previously included in Accumulated other comprehensive loss. Due to loss of control, the Company has applied the cost method of accounting for its Venezuelan operations as of September 30, 2016. The Company’s Venezuelan operations represented less than 1% of the Company’s net assets, revenues and operating income for the three and nine months ended September 30, 2016.

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. Historically, our gas- and fluid-handling shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605 — Revenue Recognition. ASU 2014-09 is to be applied on a full or modified retrospective basis. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Date”, which delayed the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. During the nine months ended September 30, 2016, the FASB issued three additional Accounting Standards Updates that clarify the original guidance as laid out in ASU No. 2014-09. These Accounting Standards Updates focus on clarification of principal versus agent considerations, performance obligations and licensing, and provides for application of certain practical expedients and narrow-scope improvements. The Company plans to apply these Accounting Standards Updates on a full retrospective basis as of January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”). ASU No. 2015-16 aims to simplify measurement period adjustments resulting from business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, will be recorded in the same period’s financial statements as the measurement period adjustment. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU No. 2015-16. The adoption of ASU No. 2015-16 during the nine months ended September 30, 2016 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 3, “Acquisitions” for measurement period adjustments made during the nine months ended September 30, 2016, related to acquisitions that occurred during the year ended December 31, 2015.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 is effective for fiscal periods beginning after December 15, 2016 with early adoption permitted. ASU No. 2016-09 aims to simplify the accounting for shared-based payment accounting by recording all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminates the requirement that excess tax benefits be realized before they can be recognized, and provides the option to make an entity-wide accounting policy election to continue to estimate the amount of awards that are expected to vest or account for forfeitures as they occur. The effect for excess tax benefits not previously recognized will be recorded as a cumulative adjustment to retained earnings pursuant to a modified retrospective adoption method. Excess tax benefits and deficiencies will be accounted for as discrete items in the period the stock awards vest or otherwise are settled. Further, the guidance will require that excess tax benefits be presented as an operating activity on the statement of cash flows consistent with other income tax cash flows. ASU No. 2016-09 also increases share based withholding up to the maximum statutory tax rates in the applicable jurisdictions without causing the award to be classified as a liability. All provisions of ASU No. 2016-09 must be adopted in the same period. The Company plans to adopt ASU No. 2016-09 in the annual period beginning January 1, 2017. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on its Consolidated Financial Statements.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 203)” (“ASU No. 2016-15”). ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively with early adoption permitted. ASU No. 2016-15 addresses eight specific cash flow issues and clarifies their presentation and classification in the Statement of Cash Flows. The Company is currently evaluating the impact of adopting ASU No. 2016-15 on its Consolidated Financial Statements.

3. Acquisitions

The Company completed the acquisitions of the RootsTM blowers and compressors business unit, also known as Industrial Air & Gas Technologies, from GE Oil & Gas (“Roots”) on June 30, 2015, and Simsmart Technologies, Inc. (“Simsmart”) on October 5, 2015. During the nine months ended September 30, 2016, the Company adjusted provisional amounts with respect to these acquisitions that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments, primarily attributable to the Company’s valuation of inventory and revision of estimates based on additional information obtained for a specific environmental reserve, increased the Goodwill balance by $1.3 million during the nine months ended September 30, 2016.

The Company continues to evaluate the acquired assets and liabilities assumed for Simsmart during the measurement period as certain valuations and studies have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the detailed analyses are complete.

4. Net Income Per Share

Net income per share was computed as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands, except share data)
Computation of Net income per share - basic:
Net income attributable to Colfax Corporation	$27,970	$18,359	$90,339	$123,542
Weighted-average shares of Common stock outstanding - basic	122,836,762	124,404,267	122,918,259	124,205,441
Net income per share - basic	$0.23	$0.15	$0.73	$0.99
Computation of Net income per share - diluted:
Net income attributable to Colfax Corporation	$27,970	$18,359	$90,339	$123,542
Weighted-average shares of Common stock outstanding - basic	122,836,762	124,404,267	122,918,259	124,205,441
Net effect of potentially dilutive securities - stock options and restricted stock units	265,452	628,000	211,540	928,165
Weighted-average shares of Common stock outstanding - diluted	123,102,214	125,032,267	123,129,799	125,133,606
Net income per share - diluted	$0.23	$0.15	$0.73	$0.99

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended September 30, 2016 and September 25, 2015 excludes approximately 5.2 million and 3.2 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the nine months ended September 30, 2016 and September 25, 2015 excludes approximately 5.1 million and 2.5 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three months ended September 30, 2016, Income before income taxes was $43.7 million, while the Provision for income taxes was $11.5 million, and the effective tax rate was 26.3%. During the nine months ended September 30, 2016, Income before income taxes was $147.4 million, while the Provision for income taxes was $45.1 million, and the effective tax rate was

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

30.6%. The effective tax rates differ from the U.S. federal statutory rate primarily due to international taxes, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016.

During the three months ended September 25, 2015, Income before income taxes was $34.7 million, while the Provision for income taxes was $11.2 million and the effective tax rate was 32.1%. During the nine months ended September 25, 2015, Income before income taxes was $182.4 million, while the Provision for income taxes was $43.8 million, and the effective tax rate was 24.0%. The effective tax rates differ from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015. The Provision for income taxes for the nine months ended September 25, 2015 includes a tax benefit of $13.0 million associated with the resolution of certain liabilities for unrecognized tax benefits.

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

During the nine months ended September 30, 2016, the Company repurchased 1,000,000 shares of its Common stock in open market transactions for approximately $20.8 million under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934. As of September 30, 2016, the remaining stock repurchase authorization provided by the Company’s Board of Directors is approximately $52 million.

Share-Based Payments

On May 13, 2016, the Company’s Board of Directors and stockholders approved the Colfax Corporation 2016 Omnibus Incentive Plan (the “2016 Plan”). Under the 2016 Plan, the Company has reserved up to 10.5 million shares of Common stock for potential issuance as stock-based compensation. Upon approval of the 2016 Plan, awards are no longer granted under the previously existing Colfax Corporation Omnibus Incentive Plan, as amended and restated on April 2, 2012.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 30, 2016 and September 25, 2015. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2016	$(193,258)	$(528,620)	$35,163	$(686,715)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	370	(161,436)	758	(160,308)
Loss on long-term intra-entity foreign currency transactions	—	(30,353)	—	(30,353)
Gain on net investment hedges	—	—	3,482	3,482
Unrealized gain on cash flow hedges	—	—	327	327
Other comprehensive income (loss) before reclassifications	370	(191,789)	4,567	(186,852)
Amounts reclassified from Accumulated other comprehensive loss	3,579	2,378	—	5,957
Net current period Other comprehensive income (loss)	3,949	(189,411)	4,567	(180,895)
Balance at September 30, 2016	$(189,309)	$(718,031)	$39,730	$(867,610)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2015	$(240,513)	$(227,059)	$23,881	$(443,691)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	6,090	(198,347)	(365)	(192,622)
Loss on long-term intra-entity foreign currency transactions	—	(8,203)	—	(8,203)
Gain on net investment hedges	—	—	8,727	8,727
Unrealized loss on cash flow hedges	—	—	(3,350)	(3,350)
Other	3,817	—	—	3,817
Other comprehensive income (loss) before reclassifications	9,907	(206,550)	5,012	(191,631)
Amounts reclassified from Accumulated other comprehensive loss	5,887	—	—	5,887
Net current period Other comprehensive income (loss)	15,794	(206,550)	5,012	(185,744)
Balance at September 25, 2015	$(224,719)	$(433,609)	$28,893	$(629,435)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effect on Net income of amounts reclassified out of each component of Accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and September 25, 2015 is as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax (Benefit) Expense	Total	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax (Benefit) Expense	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$1,285	$(736)	$549	$5,367	$(2,186)	$3,181
Amortization of prior service cost(1)	62	260	322	186	212	398
Other:
Foreign currency translation adjustment(2)	2,378	—	2,378	2,378	—	2,378
	$3,725	$(476)	$3,249	$7,931	$(1,974)	$5,957

	Three Months Ended September 25, 2015			Nine Months Ended September 25, 2015
	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total	Amounts Reclassified From Accumulated Other Comprehensive Loss	Tax Benefit	Total
	(In thousands)

Pension and other post-retirement benefit cost:
Amortization of net loss(1)	$2,662	$(903)	$1,759	$9,276	$(3,574)	$5,702
Amortization of prior service cost(1)	54	—	54	185	—	185
	$2,716	$(903)	$1,813	$9,461	$(3,574)	$5,887

(1) Included in the computation of net periodic benefit (income) cost. See Note 10, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.
(2) Represents foreign currency translation charges reclassified as a result of the deconsolidation of the Company’s Venezuelan operations which are included in Selling, general and administrative expense for the three and nine months ended September 30, 2016. See Note 1, “General” for additional details.

During the nine months ended September 30, 2016, Noncontrolling interest increased by $4.9 million as a result of Other comprehensive income, primarily due to foreign currency translation adjustment. During the nine months ended September 25, 2015, Noncontrolling interest decreased by $16.5 million as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Inventories, Net

Inventories, net consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Raw materials	$147,560	$160,640
Work in process	89,354	68,541
Finished goods	253,750	243,209
	490,664	472,390
Less: customer progress payments	(17,234)	(15,876)
Less: allowance for excess, slow-moving and obsolete inventory	(49,525)	(36,128)
Inventories, net	$423,905	$420,386

8. Debt

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Term loans	$687,012	$713,175
Trade receivables financing arrangement	76,643	75,800
Revolving credit facilities and other	621,485	628,572
Total Debt	1,385,140	1,417,547
Less: current portion	(6,082)	(5,792)
Long-term debt	$1,379,058	$1,411,755

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “Credit Agreement”).

The Company had an original issue discount of $6.0 million and deferred financing fees of $6.5 million included in its Condensed Consolidated Balance Sheet as of September 30, 2016, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the Credit Agreement. As of September 30, 2016, the weighted-average interest rate of borrowings under the Credit Agreement was 1.92%, excluding accretion of original issue discount and deferred financing fees, and there was $779.4 million available on the revolving credit facility.

The Company is also party to letter of credit facilities with total capacity of $756.8 million. Total letters of credit of $352.5 million were outstanding as of September 30, 2016.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit. On August 16, 2016, the receivables financing facility program limit decreased by $15 million from $95 million to $80 million. As of September 30, 2016, the total outstanding borrowings under the receivables financing facility were $76.6 million and the interest rate was 1.39%. The scheduled termination date for the receivables financing facility is December 20, 2016 and may be extended from time to time.

As of September 30, 2016, the Company is in compliance with the covenants under the Credit Agreement.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Accrued payroll	$108,511	$99,383
Advance payment from customers	52,921	45,590
Accrued taxes	44,504	51,834
Accrued asbestos-related liability	53,181	48,780
Warranty liability - current portion	34,923	36,128
Accrued restructuring liability - current portion	14,703	12,918
Accrued third-party commissions	9,455	10,275
Other	98,775	86,751
Accrued liabilities	$416,973	$391,659

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Nine Months Ended
	September 30, 2016	September 25, 2015
	(In thousands)
Warranty liability, beginning of period	$37,407	$51,135
Accrued warranty expense	16,339	14,392
Changes in estimates related to pre-existing warranties	3,231	(2,467)
Cost of warranty service work performed	(21,681)	(18,657)
Acquisitions	—	321
Foreign exchange translation effect	918	(3,142)
Warranty liability, end of period	$36,214	$41,582

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

A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 30, 2016
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,979	$18,882	$(14,275)	$(10)	$8,576
Facility closure costs(2)	2,657	6,946	(9,190)	74	487
	6,636	25,828	(23,465)	64	9,063
Non-cash charges		2,124
		27,952
Fabrication Technology:
Termination benefits(1)	6,031	15,893	(17,495)	(54)	4,375
Facility closure costs(2)	426	4,149	(3,234)	(39)	1,302
	6,457	20,042	(20,729)	(93)	5,677
Non-cash charges		1,323
		21,365
Corporate and Other:
Facility closure costs(2)	625	—	(202)	(61)	362
	625	—	(202)	(61)	362
	$13,718	45,870	$(44,396)	$(90)	$15,102
Non-cash charges		3,447
		$49,317

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
(3) As of September 30, 2016, $14.7 million and $0.4 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur charges of approximately $20 million during the remainder of 2016 related to its restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit (income) cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$48	$—	$144	$—
Interest cost	4,352	4,128	13,057	12,709
Expected return on plan assets	(6,121)	(6,150)	(18,362)	(18,189)
Amortization	1,612	1,665	4,846	5,464
Net periodic benefit income	$(109)	$(357)	$(315)	$(16)

Pension Benefits-Non U.S. Plans:
Service cost	$821	$947	$2,512	$2,972
Interest cost	7,287	9,563	24,447	29,099
Expected return on plan assets	(6,604)	(8,485)	(22,804)	(26,294)
Amortization	417	907	1,261	3,486
Net periodic benefit cost	$1,921	$2,932	$5,416	$9,263

Other Post-Retirement Benefits:
Service cost	$(2)	$49	$29	$151
Interest cost	154	248	779	887
Amortization	(682)	144	(554)	511
Net periodic benefit (income) cost	$(530)	$441	$254	$1,549

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.4 billion as of both September 30, 2016 and December 31, 2015 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	September 30, 2016
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$19,604	$—	$—	$19,604
Foreign currency contracts related to sales - designated as hedges	—	1,322	—	1,322
Foreign currency contracts related to sales - not designated as hedges	—	496	—	496
Foreign currency contracts related to purchases - designated as hedges	—	4,031	—	4,031
Foreign currency contracts related to purchases - not designated as hedges	—	50	—	50
Deferred compensation plans	—	4,416	—	4,416
	$19,604	$10,315	$—	$29,919

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$8,805	$—	$8,805
Foreign currency contracts related to sales - not designated as hedges	—	259	—	259
Foreign currency contracts related to purchases - designated as hedges	—	519	—	519
Foreign currency contracts related to purchases - not designated as hedges	—	398	—	398
Deferred compensation plans	—	4,416	—	4,416
	$—	$14,397	$—	$14,397

	December 31, 2015
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,516	$—	$—	$22,516
Foreign currency contracts related to sales - designated as hedges	—	988	—	988
Foreign currency contracts related to sales - not designated as hedges	—	664	—	664
Foreign currency contracts related to purchases - designated as hedges	—	1,554	—	1,554
Foreign currency contracts related to purchases - not designated as hedges	—	338	—	338
Deferred compensation plans	—	4,000	—	4,000
	$22,516	$7,544	$—	$30,060

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$6,368	$—	$6,368
Foreign currency contracts related to sales - not designated as hedges	—	969	—	969
Foreign currency contracts related to purchases - designated as hedges	—	322	—	322
Foreign currency contracts related to purchases - not designated as hedges	—	128	—	128
Deferred compensation plans	—	4,000	—	4,000
	$—	$11,787	$—	$11,787

There were no transfers in or out of Level One, Two or Three during the nine months ended September 30, 2016.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of September 30, 2016 and December 31, 2015, the Company had foreign currency contracts with the following notional values:

	September 30, 2016	December 31, 2015
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$73,676	$119,653
Foreign currency contracts sold - designated as hedges	203,814	206,366
Foreign currency contracts purchased - not designated as hedges	36,124	41,480
Foreign currency contracts purchased - designated as hedges	70,400	62,794
Total foreign currency derivatives	$384,014	$430,293

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	$(362)	$(4,354)	$496	$(3,846)
Realized gain (loss)	297	(2,378)	(2,075)	1,124
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized gain (loss)	403	(666)	(838)	(990)
Realized (loss) gain	(207)	2,072	2,504	122
Unrealized gain (loss) on net investment hedges(1)	9,187	(1,485)	3,482	8,727
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	94	774	541	3,046
Realized loss	(579)	(449)	(670)	(4,710)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(42)	(342)	(558)	45
Realized loss	(360)	(548)	(621)	(134)

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

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Nine Months Ended
	September 30, 2016	September 25, 2015
	(Number of claims)
Claims unresolved, beginning of period	20,583	21,681
Claims filed(2)	4,022	3,711
Claims resolved(3)	(3,092)	(3,260)
Claims unresolved, end of period	21,513	22,132

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

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	September 30, 2016	December 31, 2015
	(In thousands)
Current asbestos insurance asset(1)	$27,259	$28,872
Long-term asbestos insurance asset(2)	274,106	284,095
Long-term asbestos insurance receivable(2)	110,254	96,007
Accrued asbestos liability(3)	53,181	48,780
Long-term asbestos liability(4)	339,514	350,394

(1) Included in Other current assets in the Condensed Consolidated Balance Sheets.
(2) Included in Other assets in the Condensed Consolidated Balance Sheets.
(3) Represents the current portion of reserves for probable and reasonably estimable asbestos-related liability cost that the Company believes its subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
(4) Included in Other liabilities in the Condensed Consolidated Balance Sheets.

On September 12, 2016, the Delaware Supreme Court, after receiving responses from the New York Court of Appeals on questions certified to it, affirmed prior rulings that an “all sums” allocation applies to the subsidiary’s insurance policies and that the subsidiary has rights under the excess insurance policies issued to a former owner of the business. The Court also ruled on other matters including specific determinations of coverage for defense costs under the excess policies. The net result of the ruling is an adjustment to the Company’s expected future recoveries, resulting in an $8.2 million reduction to the net recoverable insurance asset recorded as a charge to the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016. The estimated future expected recovery rate may change over time as these claims are fully settled, which may result in periodic adjustments impacting our financial condition and results of operations.

Certain matters, including potential interest which could be awarded to the subsidiary, are subject to further rulings from the Delaware courts. While the outcome is uncertain, none of these matters is expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Delaware Supreme Court’s ruling is also expected to result in the receipt from excess insurers of approximately $88 million in unreimbursed costs funded by the subsidiary in defense and settlement of asbestos claims, although the timing of cash

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

receipts remains uncertain. It also is expected to reduce significantly the extent to which the Company is required to fund future defense and settlement costs, compared to levels experienced prior to the ruling.

The estimated asbestos-related liabilities of the other subsidiary have been increased $8.0 million due to higher estimated settlement values per claim, and the related insurance asset has been increased $6.1 million, resulting in a net charge to Selling, general and administrative expense of $1.9 million for three and nine months ended September 30, 2016.

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

Other Litigation Matters

The Lincoln Electric Company and Lincoln Global, Inc. (collectively, “Lincoln Electric”) filed suit against The ESAB Group, Inc. and ESAB AB in the United States District Court, Eastern District of Texas, alleging infringement of certain patents allegedly owned by Lincoln Electric. The complaint, as amended, seeks undisclosed damages plus interest, an award of attorneys’ fees and expenses, and injunctive relief. The defendants answered the complaint, denying Lincoln Electric’s infringement allegations and asserting affirmative defenses, on October 20, 2015. The litigation is not expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. The defendants are vigorously defending against the claims.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Net sales:
Gas and fluid handling	$433,119	$481,908	$1,349,549	$1,408,992
Fabrication technology	446,085	487,236	1,363,747	1,496,597
	$879,204	$969,144	$2,713,296	$2,905,589
Segment operating income (loss)(1):
Gas and fluid handling	$29,246	$26,634	$108,262	$127,097
Fabrication technology	48,074	42,415	148,430	153,635
Corporate and other	(9,641)	(10,423)	(35,327)	(35,492)
	$67,679	$58,626	$221,365	$245,240

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Income before income taxes	$43,728	$34,698	$147,425	$182,432
Interest expense	6,792	10,857	24,623	37,150
Restructuring and other related charges	17,159	13,071	49,317	25,658
Segment operating income	$67,679	$58,626	$221,365	$245,240

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Gas handling	$320,437	$353,562	$1,009,599	$1,019,587
Fluid handling	112,682	128,345	339,950	389,404
Welding and cutting	446,085	487,237	1,363,747	1,496,598
Total Net sales	$879,204	$969,144	$2,713,296	$2,905,589

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016.

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

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income before Restructuring and other related charges.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the third quarter and nine months ended September 30, 2016 to the comparable 2015 period is affected by the following additional significant items:

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

Gas and Fluid Handling

On June 30, 2015, Colfax completed the acquisition of the RootsTM blowers and compressors business unit, also known as Industrial Air & Gas Technologies, from GE Oil & Gas (the “Roots Acquisition”) for cash consideration of $180.7 million, inclusive of a purchase price settlement in the fourth quarter of 2015. The acquisition builds on Howden’s global strength in compressors and blowers and adds important application expertise and product solutions to the portfolio.

On October 5, 2015, Colfax completed the acquisition of Simsmart Technologies, Inc. for cash consideration of $15.3 million, net of cash acquired. Simsmart provides software and services to control ventilation conditions and increase fan efficiency. The acquisition of Simsmart expands the Howden product portfolio for mining and other challenging ventilation conditions.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 75% and 72% for the third quarter and nine months ended September 30, 2016, respectively, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. Changes in foreign exchange rates have reduced Net sales by approximately 3% and 4% for the third quarter and nine months ended September 30, 2016, respectively. For the third quarter and nine months ended September 30, 2016, changes in foreign exchange rates also reduced Income before income taxes by approximately 7% and 6%, respectively. The changes in foreign exchange rates since December 31, 2015 decreased net assets by approximately 5%, due primarily to significant intangible assets denominated in British pounds.

During the third quarter of 2016, we determined that an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, due to government controls, restricted our Venezuelan operations ability to pay dividends and satisfy other obligations denominated in U.S. dollars. In addition, other government-imposed restrictions affecting labor, production, and distribution are prohibiting the Company from controlling key operating decisions. These circumstances have caused the Company to no longer meet the accounting criteria of control in order to continue consolidating its Venezuelan operations. Therefore, we have deconsolidated the financial statements of our Venezuelan operations as of September 30, 2016. As a result of the deconsolidation, we recorded a charge of $2.4 million in Selling, general and administrative expense for the third quarter and nine months ended September 30, 2016, substantially all of which related to accumulated foreign currency translation charges previously included in Accumulated other comprehensive loss. Due to loss of control, we have applied the cost method of accounting for our Venezuelan operations as of September 30, 2016. Our Venezuelan operations represented less than 1% of our net assets, revenues and operating income for the third quarter and nine months ended September 30, 2016.

Seasonality

Historically, our gas- and fluid-handling shipments have peaked during the fourth quarter. Also, all of our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our Net sales decreased from $969.1 million in the third quarter of 2015 to $879.2 million in the third quarter of 2016. Our Net sales decreased from $2,905.6 million in the nine months ended September 25, 2015 to $2,713.3 million in the nine months ended September 30, 2016. The following tables present the components of changes in our consolidated Net sales and, for our gas- and fluid-handling segment, orders and order backlog:

	Net Sales		Orders(1)
	$	%	$	%
	(In millions)
For the three months ended September 25, 2015	$969.1		$444.2
Components of Change:
Existing businesses(2)	(65.9)	(6.8)%	37.8	8.5%
Acquisitions(3)	1.3	0.1%	4.8	1.1%
Foreign currency translation(4)	(25.3)	(2.6)%	(10.0)	(2.3)%
	(89.9)	(9.3)%	32.6	7.3%
For the three months ended September 30, 2016	$879.2		$476.8

	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)
As of and for the nine months ended September 25, 2015	$2,905.6		$1,393.4		$1,313.8
Components of Change:
Existing businesses(2)	(125.6)	(4.3)%	(81.7)	(5.9)%	(188.0)	(14.3)%
Acquisitions(3)	51.6	1.8%	66.6	4.8%	3.5	0.3%
Foreign currency translation(4)	(118.3)	(4.1)%	(48.1)	(3.4)%	(21.3)	(1.7)%
	(192.3)	(6.6)%	(63.2)	(4.5)%	(205.8)	(15.7)%
As of and for the nine months ended September 30, 2016	$2,713.3		$1,330.2		$1,108.0

(1) Represents contracts for products or services, net of cancellations for the period, for our gas- and fluid-handling segment.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume; backlog includes cancellations of orders from prior years.
(3) Represents the incremental sales, orders and order backlog as a result of our acquisitions.
(4) Represents the difference between prior year sales, orders and order backlog valued at the actual prior year foreign exchange rates and prior year sales, orders and order backlog valued at current year foreign exchange rates.

The decrease in Net sales from existing businesses during the third quarter of 2016 compared to the third quarter of 2015 was attributable to decreases of $37.4 million in our gas- and fluid-handling segment and $28.5 million in our fabrication technology segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment increased during the third quarter of 2016 compared to the third quarter of 2015 due to increases in the oil, gas, and petrochemical and mining end markets, partially offset by declines in the power generation, marine and general industrial and other industrial end markets.

The decrease in Net sales from existing businesses during the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 was attributable to decreases of $59.8 million in our fabrication technology segment and $65.8 million in our gas- and fluid-handling segment. Orders, net of cancellations, from existing businesses for our gas- and fluid-handling segment decreased during the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 due to declines in the power generation, oil, gas, and petrochemical, marine and general industrial and other end markets, partially offset by an increase in the mining end market.

Business Segments

As discussed further above, we report results in two reportable segments: gas and fluid handling and fabrication technology.

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

The following table summarizes selected financial data for our gas- and fluid-handling segment:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(Dollars in millions)
Net sales	$433.1	$481.9	$1,349.6	$1,409.0
Gross profit	122.1	140.2	383.1	426.2
Gross profit margin	28.2%	29.1%	28.4%	30.2%
Asbestos coverage adjustment	$8.2	$—	$8.2	$—
Restructuring and other related charges	10.3	6.3	28.0	11.6
Selling, general and administrative expense	84.6	113.6	266.6	299.1
Selling, general and administrative expense as a percentage of Net sales	19.5%	23.6%	19.8%	21.2%
Segment operating income	$29.3	$26.6	$108.3	$127.1
Segment operating income margin	6.8%	5.5%	8.0%	9.0%

The $37.4 million Net sales decrease due to existing businesses during the third quarter of 2016 in comparison to the third quarter of 2015, as discussed and defined under “Sales, Orders and Backlog” above, was due to declines in our power generation, general industrial and other, oil, gas, and petrochemical, and marine end markets, partially offset by growth in our mining end market. Acquisition-related growth contributed $1.3 million of Net sales in the third quarter of 2016. Changes in foreign exchange rates had a negative impact on Net sales of $12.7 million. Gross profit and gross profit margin decreased in the third quarter of 2016 reflecting the impact of lower volumes and foreign exchange rates, partially offset by cost saving initiatives and acquisition-related growth. Gross profit for the third quarter of 2016 also included $3.2 million of inventory charges as a result of cyclical downturn in certain end markets. Restructuring and other related charges increased during the third quarter of 2016 primarily due to accelerated cost reduction programs to reduce our cost structure in response to the current challenging, cyclical economic conditions. Selling, general and administrative expense for the third quarter of 2016 decreased compared to the third quarter of 2015 primarily due to cost control activities and restructuring savings, and to a lesser extent, the impact of foreign exchange rates. These decreases were partially offset by a $1.9 million loss on deconsolidation of a Venezuelan subsidiary. Selling, general and administrative expense for the third quarter of 2015 includes $8.1 million of charges associated with uncollectible accounts of a specific customer in South America, $2.8 million of asset impairment charges, $3.3 million of transaction costs associated with the Roots Acquisition, and higher charges for revaluation of net asbestos-related liabilities.

The $65.8 million Net sales decrease due to existing businesses during the nine months ended September 30, 2016 in comparison to the nine months ended September 25, 2015, was due to declines in our power generation, marine, mining and general industrial and other end markets, partially offset by growth in our oil, gas, and petrochemical end markets. Acquisition-related growth contributed $51.6 million of Net sales during the nine months ended September 30, 2016. Changes in foreign exchange rates had a negative impact on Net sales of $45.2 million. Gross profit decreased in the nine months ended September 30, 2016 reflecting the impact of changes in volumes, foreign exchange rates, the inventory write-down discussed previously and a $3 million provision for losses on customer contracts recorded in the second quarter. The decrease was partially offset by acquisition-related growth and a $1.1 million insurance recovery associated with a product liability claim recorded in the second quarter of 2016. Gross profit margin decreased during the nine months ended September 30, 2016 in comparison to the nine months ended September 25, 2015 due to decremental margins on lower volumes, contractual loss provisions, the inventory write-down and higher warranty costs. Restructuring and other related charges increased during the nine months ended September 30, 2016 primarily due to accelerated cost reduction programs. Selling, general and administrative expense for the nine months ended September 30, 2016 decreased compared to the nine months ended September 25, 2015 primarily due to changes in foreign exchange rates and cost control activities. The decrease was partially offset by acquisition-related growth and the loss on deconsolidation of our Venezuelan operation discussed previously, and a $1.4 million second quarter impairment charge on long-lived assets at a specific North American business. Also contributing to the year over year change were incremental charges in the third quarter of 2015 discussed previously.

During the third quarter of 2016, a Delaware Supreme Court ruling on September 12, 2016, affirmed prior rulings that an “all sums” allocation applies to a specific subsidiary’s insurance policies and that the subsidiary has rights under the excess insurance policies issued to a former owner of the business. The Court also ruled on other matters including specific determinations of coverage for defense costs under the excess policies. The net result of the ruling is an adjustment to our expected future recoveries, resulting in an $8.2 million reduction to the net recoverable insurance asset recorded as a charge to the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(Dollars in millions)
Net sales	$446.1	$487.2	$1,363.7	$1,496.6
Gross profit	153.3	155.6	473.9	492.1
Gross profit margin	34.4%	31.9%	34.8%	32.9%
Restructuring and other related charges	$6.9	$6.8	$21.4	$14.1
Selling, general and administrative expense	105.3	113.3	325.5	338.5
Selling, general and administrative expense as a percentage of Net sales	23.6%	23.3%	23.9%	22.6%
Segment operating income	$48.0	$42.4	$148.4	$153.6
Segment operating income margin	10.8%	8.7%	10.9%	10.3%

The $28.5 million Net sales decrease due to existing businesses during the third quarter of 2016 in comparison to the third quarter of 2015, was primarily the result of decreases in volumes in North America, Europe and the Middle East, partially offset by growth in Russia and Asia. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $12.6 million. Gross profit decreased in the third quarter of 2016 primarily due to the impact of lower volumes and changes in foreign exchange rates. Gross profit margin increased during the third quarter of 2016 in comparison to the third quarter of 2015 due to the positive impact of cost control activities. Restructuring and other related charges is consistent with the prior year as we continue to execute on programs to reduce our cost structure in response to the current challenging, cyclical economic conditions. The decrease in Selling, general and administrative expense in the third quarter of 2016 was primarily due to cost control activities and restructuring savings, and to a lesser extent, changes in foreign exchange rates. These decreases were partially offset by incremental legal costs of $3.7 million related to defense of alleged patent infringement and a $0.5 million loss on deconsolidation of our Venezuelan operation. Selling, general and administrative expense for the third quarter of 2015 included $2.8 million of incremental charges associated with impairment of an intangible asset and an increase in the allowance for doubtful accounts.

The $59.8 million Net sales decrease due to existing businesses during the nine months ended September 30, 2016 in comparison to the nine months ended September 25, 2015, was primarily the result of a decrease in filler metal volumes in the Americas and Asia, and equipment volumes in North America, partially offset by three more business days in the nine months ended September 30, 2016 than the comparable 2015 period. Business days are more significant to fabrication technology where more products are sold from finished stock. Additionally, changes in foreign exchange rates had a negative impact on Net sales of $73.1 million. Gross profit decreased during the nine months ended September 30, 2016, primarily due to the impact of lower overall volumes and changes in foreign exchange rates partially offset by cost savings initiatives. Gross profit margin increased during the nine months ended September 30, 2016 in comparison to the nine months ended September 25, 2015 primarily due to decreased raw material costs and the positive impact of cost control activities. Restructuring and other related charges increased during the nine months ended September 30, 2016 due to the accelerated cost reduction programs mentioned previously. Selling, general and administrative expense decreased during the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015 as a result of savings from our cost reduction programs. These reductions were partially offset by net legal costs of $5.9 million related to defense of alleged patent infringement, the loss on deconsolidation of our Venezuelan operation discussed previously. The nine months ended September 30, 2016 also includes asset impairment charges of $2.3 million associated with the expected exit of a specific South American business and approximately $3.0 million of charges associated with uncollectible accounts of specific customers recorded during the first quarter of 2016.

Gross Profit - Total Company

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(Dollars in millions)
Gross profit	$275.4	$295.9	$857.0	$918.3
Gross profit margin	31.3%	30.5%	31.6%	31.6%

The $20.5 million decrease in Gross profit during the third quarter of 2016 in comparison to the third quarter of 2015 was attributable to a decreases of $18.2 million in our gas- and fluid-handling segment and $2.3 million in our fabrication technology segment. The $61.3 million decrease in Gross profit during the nine months ended September 30, 2016 in comparison to the nine months ended September 25, 2015 was attributable to decreases of $43.1 million in our gas- and fluid-handling segment and $18.2 million in our fabrication technology segment. Gross profit decreased during the third quarter and nine months ended September 30, 2016 in comparison to the third quarter and nine months ended September 25, 2015 primarily due to changes in foreign exchange rates, lower overall volumes and incremental inventory charges in the gas and fluid handling segment. Changes in foreign exchange rates during the third quarter and nine months ended September 30, 2016 had a $7.2 million and $32.9 million negative impact on Gross profit in comparison to the third quarter and nine months ended September 25, 2015. The cost savings and lower raw material prices in fabrication technology were more than sufficient to offset the impact of lower margins within gas- and fluid-handling and negative foreign exchange impact during the third quarter of 2016, resulting in an increase in gross profit margin for the quarter as compared to the third quarter of 2015. Gross profit margin was consistent for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015 as the increase at fabrication technology was offset by the decrease in gas- and fluid-handling for reasons discussed previously. Gross profit for the third quarter and nine months ended September 25, 2015 also included various incremental charges discussed previously.

Operating Expenses - Total Company

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(Dollars in millions)
Selling, general and administrative expense	$199.5	$237.2	$627.4	$673.1
Selling, general and administrative expense as a percentage of Net sales	22.7%	24.5%	23.1%	23.2%
Asbestos coverage adjustment	$8.2	$—	$8.2	$—
Restructuring and other related charges	17.2	13.1	49.3	25.7

Selling, general and administrative expense decreased by $37.7 million and $45.7 million during the third quarter and nine months ended September 30, 2016 in comparison to the third quarter and nine months ended September 25, 2015. The decreases in Selling, general and administrative expense are attributable to accelerated cost reduction programs in both segments and the impact of foreign exchange rates. These reductions were partially offset by acquisition related growth in our gas- and fluid-handling segment, incremental charges associated with uncollectible accounts of specific customers, asset impairments in specific operations in North and South America, legal costs related to defense of alleged patent infringement, and a $2.4 million loss on deconsolidation of our Venezuelan operations discussed previously. An $8.2 million net recoverable insurance asset reduction was recorded in the third quarter and nine months ended September 30, 2016 related to ongoing litigation for a specific subsidiary in our gas- and fluid-handling segment as discussed previously. Restructuring and other related charges increased during the third quarter and nine months ended September 30, 2016 primarily due to accelerated cost reduction programs to reduce our cost structure in response to the current challenging, cyclical economic conditions.

Interest Expense - Total Company

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In millions)
Interest expense	$6.8	$10.9	$24.6	$37.2

The decrease in Interest expense during the third quarter of 2016 as compared to the prior year was primarily due to lower foreign currency charges, interest income on a tax refund received in the current quarter, and lower amortization of deferred financing fees and original issue discount as a result of the refinancing of our credit facility in the prior year, all of which contributed approximate equal decreases to the change. For the nine months ended September 30, 2016, Interest expense declined as compared to the nine months ended September 25, 2015, primarily due to lower non-cash interest expense of $7.5 million due to the refinancing of our credit facility. Also contributing to the decline were lower foreign currency charges and the tax refund discussed previously.

Provision for Income Taxes - Total Company

The effective tax rate for the third quarter of 2016 was 26.3%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016. The effective tax rate for the third quarter of 2015 was 32.1%, which was lower than the U.S. federal statutory tax rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015.

The effective tax rate for the nine months ended September 30, 2016 was 30.6%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate and the impact of the U.S. based Asbestos coverage adjustment, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016. The effective tax rate for the nine months ended September 25, 2015 was 24.0%, which was lower than the U.S. federal statutory tax rate primarily due to a tax benefit of $13.0 million associated with the resolution of certain liabilities for unrecognized tax benefits and international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2015.

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

During the nine months ended September 30, 2016, the Company repurchased 1,000,000 shares of the Company’s Common stock under a plan complying with Rule 10b5-1. As of September 30, 2016, the remaining stock repurchase authorization provided by the Company’s Board of Directors is approximately $52 million.

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

As of September 30, 2016, the weighted-average interest rate of borrowings under the Credit Agreement was 1.92%, excluding accretion of original issue discount and deferred financing fees, and there was $779.4 million available on the revolving credit facility.

We are also party to letter of credit facilities with total capacity of $756.8 million. Total letters of credit of $352.5 million were outstanding as of September 30, 2016.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit. On August 16, 2016, the program limit for the receivables financing facility decrased by $15 million from $95 million to $80 million. As of September 30, 2016, the total outstanding borrowings under the receivables financing facility were $76.6 million and the interest rate was 1.39%. The scheduled termination date for the receivables financing facility is December 20, 2016 and may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement. The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of September 30, 2016. We believe that our sources of liquidity, including the Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 30, 2016, we had $191.7 million of Cash and cash equivalents, a decrease of $5.8 million from $197.5 million as of December 31, 2015. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 30, 2016	September 25, 2015
	(In millions)
Net cash provided by operating activities	$101.9	$152.1
Purchases of fixed assets, net	(41.7)	(32.7)
Acquisition, net of cash received	—	(184.5)
Net cash used in investing activities	(41.7)	(217.2)
(Repayments of) proceeds from borrowings, net	(44.9)	19.6
Repurchases of common stock	(20.8)	—
Proceeds from issuance of common stock, net	0.4	3.1
Other	(7.8)	(9.8)
Net cash (used in) provided by financing activities	(73.1)	12.9
Effect of foreign exchange rates on Cash and cash equivalents	7.1	(32.0)
Decrease in Cash and cash equivalents	$(5.8)	$(84.2)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $27.9 million and $10.5 million during the nine months ended September 30, 2016 and nine months ended September 25, 2015, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the nine months ended September 30, 2016 and nine months ended September 25, 2015, cash contributions for defined benefit plans were $24.8 million and $32.6 million, respectively.

•	During the nine months ended September 30, 2016 and nine months ended September 25, 2015, cash payments of $44.4 million and $33.0 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During the nine months ended September 30, 2016, net working capital consumed cash of $93.2 million, before the impact of foreign exchange, primarily due to a decrease in payables and an increase in receivables, partially offset by a decrease in inventory. The principal contributor to the increase in working capital was lower billings in excess of revenues on long-term contracts as of September 30, 2016.

•
During the nine months ended September 25, 2015, net working capital consumed cash of $56.2 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory levels, partially offset by an increase in payables. The principal contributors to the increase in working capital in 2015 were higher inventory and receivable levels within the fabrication technology segment, and an increase in receivables in our gas- and fluid-handling segment.

•	Increased working capital in both years reflect normal seasonal changes.

The change in cash flows from investing activities for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015 is primarily due to cash outflows for the Roots acquisition during the third quarter of 2015.

Cash flows from financing activities for the nine months ended September 30, 2016 were impacted by the repurchase of 1,000,000 shares of the Company’s Common stock for approximately $20.8 million and net repayments of borrowings of $44.9 million as compared to net borrowings of $19.6 million during the nine months ended September 25, 2015.

Our Cash and cash equivalents as of September 30, 2016 includes $187.3 million held in jurisdictions outside the U.S., which may be subject to U.S. income taxes if repatriated into the U.S. and other restrictions.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the Credit Agreement and the receivables financing facility, substantially all of our borrowings as of September 30, 2016 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the third quarter and nine months ended September 30, 2016 would have increased Interest expense by approximately $3.5 million and $10.7 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the third quarter and nine months ended September 30, 2016, approximately 75% and 72% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of September 30, 2016 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $250 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of September 30, 2016, our open commodity futures contracts were not material.

See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The repurchase program is authorized until December 31, 2016 and is being conducted pursuant to SEC Rule 10b-18. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. For the three months ended September 30, 2016 the Company made no repurchases of shares. The following table presents additional information with respect to our Common stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
7/2/16 - 7/29/16	—	—	—	51,821,526
7/30/16 - 8/26/16	—	—	—	51,821,526
8/27/16 - 9/30/16	—	—	—	51,821,526
Total	—	—	—	51,821,526	(1)

(1)	Represents the repurchase program limit authorized by the Board of Directors of $100.0 million less the value of purchases made since October 11, 2015.

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

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	October 27, 2016

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer and Treasurer	October 27, 2016
(Principal Financial and Accounting Officer)