Form 10-K
period 2016-12-31
Colfax CORP
filed 2017-02-14
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on July 1, 2016 was $2.339 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 2, 2017, the number of shares of the Registrant’s common stock outstanding was 122,860,130.
EXHIBIT INDEX APPEARS ON PAGE

93

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2017 Proxy Statement specifically incorporated herein by reference, the 2017 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of this Form 10-K.

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

PART I

Item 1. Business

General

Colfax Corporation is a leading global manufacturing and engineering company that provides gas and fluid handling and fabrication technology products and services to commercial and governmental customers around the world through the Howden, ESAB and Colfax Fluid Handling businesses. Our business has been built through a series of acquisitions, as well as organic growth, since its founding in 1995. We seek to build an enduring premier global enterprise by applying the Colfax Business System (“CBS”) to pursue growth in revenues and improvements in profit and cash flow.

Colfax began with a series of acquisitions in the fluid handling and mechanical power transmission sectors. In 2004, we divested our mechanical power transmission operations and focused on fluid handling and, through the end of 2011, we made a series of strategic acquisitions in this sector.

On January 13, 2012, we closed the acquisition of Charter International plc (“Charter”) (the “Charter Acquisition”), which transformed Colfax from a fluid handling business into a diversified industrial enterprise with a broad global footprint. This acquisition provided an additional growth platform in the fragmented fabrication technology sector, while broadening the scope of our fluid handling platform to include air and gas handling products.

Following the Charter Acquisition, we completed 15 strategic acquisitions to grow and strengthen our business. During the most recent three-year period, we completed two acquisitions in our gas and fluid handling segment that expand our portfolio of gas compression products and enhance our fan product offering with ventilation control software. We also completed two acquisitions in our fabrication technology segment during the most recent three-year period, most notably that of Victor Technologies Holdings, Inc., (“Victor”) in April 2014 (the” Victor Acquisition”). We plan to continue our acquisition strategy of acquiring good companies in attractive markets that we believe will strengthen the core of our business and/or will broaden and diversify our portfolio in the future.

Integral to our operations is a comprehensive set of tools that we refer to as the Colfax Business System, or “CBS”. CBS is our business management system. It is a repeatable, teachable process that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. CBS provides the tools and techniques to ensure that we are continuously improving our ability to meet or exceed customer requirements on a consistent basis. We believe that our management team’s access to and experience in the application of the CBS methodology is one of our primary competitive strengths.

Each year, Colfax associates in every business develop aggressive strategic plans which are based on the Voice of the Customer. In these plans, we are very clear about our market realities, our threats, our risks, our opportunities and most importantly, our vision. Execution and measurement of our plans is important to the process. Our belief is that when we use the tools of CBS to drive the implementation of these plans, we are able to uniquely provide the customer with the world class quality, delivery, cost and innovation they require. We believe that performance ultimately helps our customers and Colfax grow and succeed on a sustainable basis.

Reportable Segments

We report our operations through the gas and fluid handling and fabrication technology segments. For certain financial information, including Net sales and long-lived assets by geographic area, see Note 16, “Segment Information” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

Gas and Fluid Handling

Our gas and fluid handling segment is a global supplier of a broad range of products, including heavy-duty centrifugal and axial fans, rotary heat exchangers, gas compressors, and centrifugal and positive displacement pumps, as well as certain related products and systems, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets. The segment also provides aftermarket services as well as services and certain hardware related to lubrication systems.

Our air and gas handling products are principally marketed under the Howden brand name, and are manufactured and engineered in facilities located in Asia, Europe, North and South America, Australia and Africa. Our fluid handling products are marketed by Colfax Fluid Handling under a portfolio of brands including Allweiler and Imo. We manufacture and assemble our fluid handling products at locations in Europe, North America and Asia.

Our gas and fluid handling products and services are generally sold directly as well as through independent representatives and distributors.

Fans

Howden fans primarily consist of heavy-duty axial, centrifugal and industrial cooling fans. We also provide certain software and controls related to these fans, including ventilation control software for mining applications. Axial fans include non-variable pitch, variable pitch, OEM and mixed flow axial fans. Centrifugal fans consist of custom engineered, pre-engineered and OEM centrifugal fans. Ranging in diameter from 200mm to over 5m, and with a variety of impeller designs, control systems and layout options, our comprehensive series of axial and centrifugal fans satisfy virtually all industrial applications. Howden industrial cooling fans are designed for cooling towers, heat exchangers and steam condensers. They range in size from fans for packaged cooling systems to fans up to 25m diameter for cooling towers. Each of our cooling fan designs has its own unique characteristics in terms of efficiency, noise levels and application. We have developed our cooling fans over the last 50 years, and we believe that we offer among the most reliable and quietest cooling fans available. We have fans operating in over 90 countries in a wide range of applications and uses that require the movement of large volumes of air in harsh applications, including the world’s largest power stations and latest high-speed locomotives. We believe that the experience gained from our wide range of applications is beneficial to our global engineers in meeting customer specifications.

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

Related Products and Systems

We manufacture complete fluid handling systems used in certain oil and gas, power generation, commercial marine and global defense applications, and offer service and support related to these systems. We also manufacture specialty valves that are used primarily in naval applications, and offer repair and retrofit services for our valves and products manufactured by other valve suppliers through our aftermarket support centers located in Virginia Beach, Virginia and San Diego, California.

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

Our aftermarket service offering provides a wide variety of standard and custom parts for our various product lines. In addition, through our air and gas handling Field Services team, we are able to provide on-site support to our customers’ maintenance teams, especially during outage season, but also in emergency breakdowns by providing less than 24-hour turnaround. Moreover, our air and gas handling Turnkey team has the ability to manage end-to-end repair/rebuild/refurbishment projects. From de-installing the equipment, sending it to our service center for repair and reinstalling it during increasingly tight outage schedules, our Turnkey services provide peace of mind and a one-stop-shop to our customer base.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. For the year ended December 31, 2016, welding consumables represented approximately 37% of our total Net sales. Our fabrication technology products are marketed under several brand names, most notably ESAB and Victor, which we believe are well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. The Victor Acquisition complemented the geographic footprint of our fabrication technology segment and expanded our cutting equipment and consumables, gas control and specialty welding product lines. Products are sold into a wide range of end markets, including oil & gas, power generation, wind power, shipbuilding, pipelines, mobile/off-highway equipment and mining. Our sales channels include both independent distributors and direct salespeople, depending on geography and end market.

The following discussions of Industry and Competition, International Operations, Research and Development, Intellectual Property, Raw Materials and Backlog, Seasonality, Working Capital, Associates and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

Industry and Competition

Our products and services are marketed worldwide. The markets served by our gas and fluid handling segment are highly fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all of our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors with greater specialization in particular markets, as well as larger competitors. The markets that our fabrication technology segment competes in are also served by the welding segments of Lincoln Electric and Illinois Tool Works, Inc.

Our customer base is broadly diversified across many sectors of the economy, and we believe customers place a premium on quality, reliability, availability, design and application engineering support. We believe the principal elements of competition in our served markets are the technical ability to meet customer specifications, product quality and reliability, brand names, price, application expertise and engineering capabilities, timely delivery and strong aftermarket support. Our management believes that we are a leading competitor in each of our markets.

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our exposure to developing economies will provide additional opportunities for growth in the future. Our principal markets outside the U.S. are in Europe, Asia, the Middle East and South America, and for the year ended December 31, 2016, approximately 45% of our Net sales were shipped to locations in emerging markets.

Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business—The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.”

Research and Development

Our research and development activities vary by operating segment, focusing on innovation; developing new products, software and services; new applications for existing products; lowering the cost of manufacturing our existing products; and, redesigning existing product lines to increase efficiency and enhance performance.

Research and development expense was $41.9 million, $41.5 million and $43.0 million in 2016, 2015 and 2014, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects. We expect to continue making significant expenditures for research and development in order to maintain and improve our competitive position.

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

Raw Materials and Backlog

We obtain raw materials, component parts and supplies from a variety of global sources, generally each from more than one supplier. Our principal raw materials are metals, castings, motors, seals and bearings. We believe that our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Manufacturing turnaround time for our gas and fluid handling operating segment is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog generally is a function of requested customer delivery dates and generally ranges from days to less than 12 months; although some orders may be delivered over a few years. Backlog of gas and fluid handling orders as of December 31, 2016 was $1.0 billion, compared with $1.1 billion as of December 31, 2015. A substantial majority of the gas and fluid handling order backlog as of December 31, 2016 is expected to be filled within the current fiscal year.

Seasonality

As our gas and fluid handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Associates

As of December 31, 2016, we employed approximately 16,000 persons, of whom approximately 3,000 were employed in the United States and approximately 13,000 were employed outside of the United States.

Approximately 2% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 38% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

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

A continued significant or sustained decline in commodity prices, including oil and gas, has and could continue to negatively impact the levels of capital investment and maintenance expenditures by certain of our customers, which in turn has and could continue to reduce the demand for our products and services and harm our operations and financial performance.

Demand for our products and services depends, in part, on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of capital expenditures by our customers is dependent, amongst other factors, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Continued volatility in commodity prices, including oil and gas, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. In particular, conditions in the oil and gas industry are highly cyclical and subject to factors beyond our control. We believe demand for our products and services by many of our customers, particularly those within the oil, gas and petrochemical end market, to be primarily profit-driven, and historically these customers have tended to delay large capital projects, including expensive maintenance and upgrades, when the markets in which they participate experience volatility, as they have recently. A further reduction in demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on our business, financial condition and results of operations.

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

We may underestimate or fail to discover liabilities relating to acquisitions during our due diligence investigations, and we, as the successor owner of an acquired company, might be responsible for those liabilities. Such liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, tax liabilities, warranty or similar liabilities to customers, product liabilities and personal injury claims, claims related to infringement of third party intellectual property rights, environmental liabilities and claims by or amounts owed to vendors or other third parties. The indemnification and warranty provisions in our acquisition agreements may not fully protect us from the impact of undiscovered liabilities. Indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. The liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to finance our operating needs and to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under our credit agreement entered into on June 5, 2015 by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”), we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations and expand into new markets.

We intend to pay for future acquisitions using cash, capital stock, notes, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the capital markets and in our stock price may make it difficult for us to access the capital markets at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to fully implement our growth strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may significantly dilute our existing stockholders.

In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. See
“The DB Credit Agreement contains restrictions that may limit our flexibility in operating our business.” below.

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

Certain of our independent foreign subsidiaries have conducted and may continue to conduct business in countries subject to U.S. sanctions and embargoes or may engage in business dealings with parties whose property or property interests may be blocked under non-country-specific U.S. sanctions programs, and we have limited managerial oversight over those activities. Failure to comply properly with various sanction and embargo laws to which we and our operations may be subject may result in enforcement or other regulatory actions. Specifically, from time to time, certain of our independent foreign subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government, United Nations or other countries where we maintain operations. With the exception of the U.S. sanctions against Cuba, and Iran to some extent, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-U.S.-origin products and services to countries that are or have previously been subject to sanctions and embargoes. However, our U.S. personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are U.S. citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries or with persons prohibited under U.S. sanctions. These constraints impose compliance cost and risk on our operations and may negatively affect the financial or operating performance of such business activities.

Our efforts to comply with U.S. and other applicable sanction and embargo laws may not be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not or are perceived as not being wholly effective. Actual or alleged violations of these laws could lead to substantial fines or other sanctions which could result in substantial costs. In addition, Syria, Sudan and Iran and certain other sanctioned countries currently are identified by the U.S. State Department as state sponsors of terrorism, and have been subject to restrictive sanctions. Because certain of our independent foreign subsidiaries have contact with and transact limited business in certain U.S. sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our shares and our business, financial condition and results of operations. In addition, certain U.S. states and municipalities have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as Colfax or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our shares and our business, financial condition and results of operations.

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
In the year ended December 31, 2016, we derived approximately 73% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 24 non-U.S. countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

•	economic or political instability;

•	partial or total expropriation of international assets;

•	limitations on ownership or participation in local enterprises;

•	trade protection measures by the U.S. or other nations, including tariffs or import-export restrictions, and other changes in trade relations;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	labor and employment laws that may be more restrictive than in the U.S.;

•	significant adverse changes in taxation policies or other laws or regulations;

•	unanticipated changes in laws and regulations or in how such provisions are interpreted or administered;

•	difficulties in enforcing our rights outside the U.S.;

•	difficulties in hiring and maintaining qualified staff and managing geographically diverse operations;

•	the disruption of operations from natural disasters, labor or political disturbances, terrorist activities, insurrection or war; and

•	uncertainties arising from local business practices and cultural considerations.

If any of these risks were to materialize, they may have a material adverse effect on our business, financial condition and results of operations.

If our associates represented by trade unions or works councils engage in a strike, work stoppage or other slowdown or if the representation committees responsible for negotiating with such trade unions or works councils are unsuccessful in negotiating new and acceptable agreements when the existing agreements with associates covered by collective bargaining expire, we could experience business disruptions or increased costs.

As of December 31, 2016, approximately 40% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 13,000 associates, representing 81% of our worldwide associate base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If our associates represented by trade unions or works councils were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs and lost revenue. The representation committees that negotiate with the foreign trade unions or works councils on our behalf may not be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

The market for many of our products is, in part, dependent upon patent, trademark, copyright and trade secret laws, agreements with employees, customers and other third parties to establish and maintain our intellectual property rights, and the Goodwill engendered by our trademarks and trade names. The protection and enforcement of these intellectual property rights is therefore material to a portion of our businesses. The failure to protect these rights may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. It may be particularly difficult to enforce our intellectual property rights in countries where such rights are not highly developed or protected. Any action we take to protect or enforce our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose any proprietary rights we have.

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

The DB Credit Agreement contains restrictions that may limit our flexibility in operating our business.

The DB Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	make certain investments;

•	create liens on certain assets to secure debt; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all our assets.
In addition, under the DB Credit Agreement, we are required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Limitations imposed by the DB Credit Agreement’s various covenants could have a materially adverse effect on our business, financial condition and results of operations.

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

We operate defined benefit pension plans and post-retirement medical and death benefit plans for our current and former employees worldwide. Each plan’s funding position is affected by the investment performance of the plan’s investments, changes in the fair value of the plan’s assets, the type of investments, the life expectancy of the plan’s members, changes in the actuarial assumptions used to value the plan’s liabilities, changes in the rate of inflation and interest rates, our financial position, as well as other changes in economic conditions. Furthermore, since a significant proportion of the plans’ assets are invested in publicly traded debt and equity securities, they are, and will be, affected by market risks. Any detrimental change in any of the above factors is likely to worsen the funding position of each of the relevant plans, and this would likely require the plans’ sponsoring employers to increase the contributions currently made to the plans to satisfy our obligations. Any requirement to increase the level of contributions currently made could have a material adverse effect on our business, financial condition and results of operations.

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2016, approximately 73% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact the financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

We also face exchange risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Further, we may be subject to foreign currency translation losses depending upon whether foreign nations devalue their currencies.

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

We rely on information technology networks and systems, including the Internet and third party service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, suppliers and vendors, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

In addition, information technology security threats and sophisticated computer crime, including deliberate or unintentional misuse, manipulation or disclosure of confidential information by our employees, suppliers or third party service providers and advanced persistent attempts to gain unauthorized access to our systems, are increasing in sophistication and frequency. We have experienced, and expect to continue to confront attempts from hackers and other third parties to gain unauthorized access to our information technology systems and networks. Although these attacks to date have not had a material impact on us, we could in the future experience attacks that could have a material adverse effect on our financial condition, results of operations or liquidity. While we actively manage information technology risks within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data or in effectively resolving such risks when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.

We may be subject to risks arising from changes in technology.

The supply chains in which we operate are subject to technological changes and changes in customer requirements. We may not successfully develop or implement new or modified types of products or technologies that may be required by our customers in the future. Further, the development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially adversely affected.

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

In order to maintain and enhance our competitive position, we intend to continue investing in manufacturing quality, marketing, customer service and support, distribution networks, and research and development. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than us to new technologies or evolving customer requirements. Some of our competitors may have greater financial, marketing and research and development resources than we have. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to lower the prices of some of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations.

Changes in our tax rates or exposure to additional income tax liabilities could adversely affect our financial results.

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income or the repatriation of income held in foreign jurisdictions. Our Cash and cash equivalents as of December 31, 2016 includes $208.8 million held in jurisdictions outside the U.S., which may be subject to U.S. income tax if repatriated into the U.S. and other restrictions. In addition, the U.S. and foreign countries have considered changes to existing tax laws, including allowing existing provisions to expire, that could significantly impact the treatment of income earned outside the U.S. An increase in our effective tax rate could have a material adverse effect on our after-tax results of operations.

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

Additionally, under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of Colfax Common stock. Furthermore, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares, either into the marketplace through an existing shelf registration statement or through other mechanisms. Additional shares issued would have a dilutive effect on our earnings per share.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Annapolis Junction, Maryland in a facility that we lease. As of December 31, 2016, our Gas and Fluid Handling reportable segment had 7 principal production facilities in the U.S. representing approximately 1.1 million square feet of owned space, and 30 principal production facilities in 16 different countries in Asia, Europe, the Americas, Australia and South Africa, representing a total of 2.8 million and 0.3 million square feet of owned and leased space, respectively. Additionally, as of December 31, 2016, our Fabrication Technology segment had a total of 5 production facilities in the U.S., representing a total of 0.6 million and 0.9 million square feet of owned and leased space, and 28 production facilities outside the U.S., representing a total of 6.9 million and 2.1 million square feet of owned and leased space, respectively, in 16 countries in Australia, Central and Eastern Europe, Central and South America and Asia.

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

Name	Age	Position
Matthew L. Trerotola	49	President and Chief Executive Officer and Director, Colfax Corporation
Christopher M. Hix	54	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Daniel A. Pryor	48	Executive Vice President, Strategy and Business Development
Ian Brander	55	Chief Executive Officer, Howden
Shyam Kambeyanda	46	Senior Vice President, President and CEO of ESAB
Darryl Mayhorn	52	Senior Vice President, President and CEO of Colfax Fluid Handling
Lynn Clark	59	Senior Vice President, Global Human Resources
A. Lynne Puckett	54	Senior Vice President, General Counsel and Secretary
Stephen J. Wittig	54	Senior Vice President, Colfax Business System and Supply Chain Strategy

Matthew L. Trerotola has been President and Chief Executive Officer since July 2015. Prior to joining Colfax, Mr. Trerotola was an Executive Vice President and a member of DuPont’s Office of the Chief Executive, responsible for DuPont’s Electronics & Communications and Safety & Protection segments. Mr. Trerotola also had corporate responsibility for DuPont’s Asia-Pacific business. Many of Mr. Trerotola’s roles at DuPont involved applying innovation to improve margins and accelerate organic growth in global businesses. Prior to rejoining DuPont in 2013, Mr. Trerotola had served in leadership roles at Danaher Corporation since 2007, and was most recently Vice President and Group Executive for Life Sciences. Previously, Mr. Trerotola was Group Executive for Product Identification from 2009 to 2012, and President of the Videojet business from 2007 to 2009. While at McKinsey & Company from 1995 to 1999, Mr. Trerotola focused primarily on helping industrial companies accelerate growth. Mr. Trerotola earned his Masters of Business Administration (“M.B.A.”) from Harvard Business School and his Bachelor of Science (“B.S”) in Chemical Engineering from the University of Virginia.

Christopher M. Hix has been Senior Vice President, Finance, Chief Financial Officer and Treasurer since July 2016. Prior to joining Colfax, Mr. Hix was the Chief Financial Officer of OM Group, Inc., a global, publicly-listed diversified industrial company. Mr. Hix served within OM Group from 2012 until the company’s acquisition in late 2015. Previously, Mr. Hix was the Chief Financial Officer of Robbins & Myers, a diversified industrial company from 2006 to 2011. Prior to that, Mr. Hix spent 13 years in a variety of positions with increasing responsibility in operating, financial and strategic roles within Roper Industries, a global, diversified industrial and technology company that underwent rapid growth and transition from private to public ownership during his tenure. Mr. Hix earned his M.B.A. from St. Mary’s College of California and his B.S. in Business Administration from the University of Southern California.

Daniel A. Pryor has been the Executive Vice President‚ Strategy and Business Development since July 2013. Mr. Pryor was Senior Vice President, Strategy and Business Development from January 2011 through July 2013. Prior to joining Colfax‚ he was a Partner and Managing Director with The Carlyle Group‚ a global alternative asset manager, where he focused on industrial leveraged buyouts and led numerous portfolio company and follow-on acquisitions. While at The Carlyle Group, he served on the boards of portfolio companies Veyance Technologies, Inc., John Maneely Co., and HD Supply Inc. Prior to The Carlyle Group, he spent 11 years at Danaher Corporation in roles of increasing responsibility‚ most recently as Vice President - Strategic Development. Mr. Pryor earned his M.B.A. from Harvard Business School and his Bachelor of Arts in Economics from Williams College.

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

Shyam Kambeyanda has been the Senior Vice President, President and Chief Executive Officer of ESAB since May 2016. Prior to joining Colfax‚ Mr. Kambeyanda most recently served as the President Americas for Eaton Corporation's Hydraulics Group. Mr. Kambeyanda joined Eaton in 1995 and has held a variety of positions of increasing responsibility in engineering, quality, ecommerce, product strategy, and operations management in the U.S., Mexico, Europe and Asia. Mr. Kambeyanda maintains a keen international perspective on driving growth and business development in emerging markets. Mr. Kambeyanda holds bachelor's degrees in Physics and General Science from Coe College in Iowa and in Electrical Engineering from Iowa State University. Mr. Kambeyanda also earned his M.B.A from Kellogg School of Management at Northwestern University and is a Six Sigma Green Belt.

Darryl Mayhorn has been the Senior Vice President, President and CEO of Colfax Fluid Handling since July 2014. Prior to joining Colfax, Mr. Mayhorn was President of the Rexnord Aerospace Group from 2008 to 2014 and was previously the Chief Human Resources Officer of Rexnord Corporation. His professional career includes leadership roles at various global industrial companies, including Danaher Corporation and Eaton Corporation. Mr. Mayhorn is an alumnus of the University of Missouri, where he earned a B.S. in Business Administration. He has an M.B.A. from St. Louis University.

Lynn Clark has been the Senior Vice President, Global Human Resources since January 2013. Prior to joining Colfax, she served as senior vice president, global human resources for Mead Johnson Nutrition. Ms. Clark held roles of increasing responsibility in human resources at Bristol-Myers Squibb from 2001 to 2009, and prior to this, with Lucent Technologies and Allied Signal Corporation. Prior to her experience in human resources, she worked for 15 years in sales and marketing. Ms. Clark has a B.S in Education and a Masters of Science in College Student Personnel from Bowling Green University in Ohio.

A. Lynne Puckett has been the Senior Vice President, General Counsel and Secretary since September 2010. Prior to joining Colfax‚ she was a Partner with the law firm of Hogan Lovells US LLP from 1999 to 2010. Her experience includes a broad range of corporate and transactional matters‚ including mergers and acquisitions‚ venture capital financings‚ debt and equity offerings and general corporate and securities law matters. Before entering the practice of law‚ Ms. Puckett worked for the U.S. Central Intelligence Agency and a major U.S. defense contractor. Ms. Puckett holds a J.D. from the University of Maryland School of Law and a B.S. degree from James Madison University.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 2, 2017, there were 34,480 holders of record of our Common stock. The high and low sales prices per share of our Common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	Year Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$30.18	$18.22	$53.59	$42.86
Second Quarter	$33.63	$24.62	$53.17	$46.32
Third Quarter	$31.66	$25.19	$46.92	$30.21
Fourth Quarter	$39.84	$28.47	$32.23	$21.76

We have not paid any dividends on our Common stock since inception, and we do not anticipate the declaration or payment of dividends at any time in the foreseeable future.

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P Industrial Machinery Index. The graph assumes that $100 was invested on December 31, 2011 in each of our Common stock, the S&P MidCap 400 Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

Issuer Purchase of Equity Securities

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions, which were to be retired upon repurchase. The repurchase program was authorized until December 31, 2016 and did not obligate the Company to acquire any specific number of shares. The timing and amount of shares repurchased was determined by management based on its evaluation of market conditions and other factors. The repurchase program was conducted pursuant to SEC Rule 10b-18.

Under the repurchase program, the Company repurchased 1,000,000 shares of its Common stock in open market transactions for approximately $20.8 million in 2016, none of which were made during the period of October 1, 2016 through December 31, 2016. In 2015, the Company repurchased 986,279 shares of its Common stock under the program in open market transactions for approximately $27.4 million. The repurchase program expired as of December 31, 2016.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$3,647,047	$3,967,053	$4,624,476	$4,207,209	$3,913,856
Operating income	238,015	284,645	409,553	406,392	140,009
Specific costs included in Operating income:
Asbestos coverage adjustment	8,226	—	—	—	—
Charter acquisition-related expense	—	—	—	—	43,617
Restructuring and other related charges	74,170	61,177	58,121	35,502	60,060
Dividends on preferred stock	—	—	2,348	20,396	18,951
Preferred stock conversion inducement payment	—	—	19,565	—	—
Net income (loss) attributable to Colfax Corporation common shareholders	128,111	167,739	370,185	158,232	(83,353)
Net income (loss) per share - diluted	$1.04	$1.34	$3.02	$1.54	$(0.92)
Balance Sheet Data:
Cash and cash equivalents	221,730	197,469	305,448	311,301	482,449
Total assets	6,385,459	6,732,919	7,211,517	6,593,679	6,122,092
Total debt, including current portion	1,292,144	1,417,547	1,536,810	1,479,586	1,720,676
Net cash provided by operating activities	246,974	303,813	385,758	362,169	174,020

(1)
During 2016, we recorded an $8.2 million reduction to the net recoverable insurance asset related to a court ruling associated with asbestos litigation of a specific subsidiary. See Note 15, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information. Additionally, we repurchased approximately $21 million of our Common stock. See Note 11, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)
In 2015, we repurchased approximately $27 million of our Common stock. See Note 11, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(3)
During 2014, we completed the acquisition of Victor Technologies Holdings, Inc. which enabled us to reassess the realizability of certain deferred tax assets on expected U.S. future income, resulting in a non-cash income tax benefit of $145.4 million. In February 2014, we entered into a Conversion Agreement with BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) pursuant to which the BDT Investor exercised its option to convert its shares of Series A Perpetual Convertible Preferred Stock into shares of our Common stock plus cash. See Note 11, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)
During 2013, we completed six acquisitions in our gas and fluid handling segment. In February 2013 and November 2013, we refinanced our Debt resulting in an approximately $30 million write-off of deferred financing fees and original issue discount.

(5)
During 2012, the Charter Acquisition transformed Colfax from a fluid handling business into a multi-platform enterprise with a broad global footprint. In conjunction with the Charter Acquisition in January 2012, we refinanced our Debt and sold newly issued Common stock and Series A Preferred Stock.

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

Overview

Please see Part I, Item 1. “Business” for a discussion of Colfax’s objectives and methodologies for delivering shareholder value. We report our operations through the following reportable segments:

•
Gas and Fluid Handling - a global supplier of a broad range of gas and fluid handling products, including heavy-duty centrifugal and axial fans, rotary heat exchangers, gas compressors, pumps, and certain related products, as well as aftermarket and lubrication-related services, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and

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

To operate our businesses, we employ a comprehensive set of tools that we refer to as CBS. CBS is our business management system. It is a repeatable, teachable process that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. CBS provides the tools and techniques to ensure that we are continuously improving our ability to meet or exceed customer requirements on a consistent basis.

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. Our business mix is expected to be well balanced between long- and short-cycle businesses, sales in emerging markets and developed nations and fore- and aftermarket products and services. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, the individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

We face a number of challenges and opportunities, including the successful integration of new acquisitions, application and expansion of our CBS tools to improve margins and working capital management, rationalization of assets and back office functions, and consolidation of manufacturing facilities.

We expect to continue to grow as a result of strategic acquisitions. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities.

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

Items Affecting Comparability of Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, general economic conditions, the global economy and capital spending levels, the availability of capital, our estimates concerning the availability of insurance proceeds to cover asbestos litigation expense and liabilities, the amount of asbestos liabilities and litigation expense, the impact of restructuring initiatives, our ability to pass cost increases on through pricing, the impact of sales mix, our ability to continue to grow through acquisitions, and other factors. These key factors have impacted our results of operations in the past and are likely to affect them in the future.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2016, approximately 74% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, participating in the expansion of market opportunities in Asia, successfully completing global strategic acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market, customer and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 73% for the year ended December 31, 2016, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion.

During 2016, we determined that an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, due to government controls, restricted our Venezuelan operations ability to pay dividends and satisfy other obligations denominated in U.S. dollars. In addition, other government-imposed restrictions affecting labor, production, and distribution are prohibiting the Company from controlling key operating decisions. These circumstances have caused us to no longer meet the accounting criteria of control in order to continue consolidating our Venezuelan operations. Therefore, we deconsolidated the financial statements of our Venezuelan operations as of September 30, 2016. As a result of the deconsolidation, we recorded a charge of $2.4 million in Selling, general and administrative expense for 2016, substantially all of which related to accumulated foreign currency translation charges previously included in Accumulated other comprehensive loss. Due to loss of control, we have applied the cost method of accounting for our Venezuelan operations beginning on September 30, 2016. Prior to, and at the date of deconsolidation, our Venezuelan operations represented less than 1% of our net assets, revenues and operating income.

We expect the impact of changes in foreign exchange rates to continue to negatively impact our overall results of operations in 2017 as a result of the strengthening of the U.S. dollar against most currencies.

Economic Conditions

Demand for our products depends in part on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on general economic conditions as well as access to capital at reasonable cost. Additionally, volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. While demand can be cyclical, we believe that our diversified operations generally limit the impact of a downturn in any one market on our consolidated results. However, we have experienced a concurrent decline in numerous end-markets and geographic markets that has impacted both our business segments. This decline has had a negative impact on the levels of capital invested and maintenance expenditures by certain of our customers, which in turn has reduced the demand for our products and services. In our gas and fluid handling segment, customer spending on capital projects and maintenance appeared to stabilize through the second half of 2016.

Seasonality

As our gas and fluid handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August and December holiday season. General economic conditions may, however, impact future seasonal variations.

Pricing

We believe our customers place a premium on quality, reliability, availability, design and application engineering support. Our highly engineered gas and fluid handling products typically have higher margins than products with commodity-like qualities. However, we are sensitive to price movements in our raw materials supply base. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material price increases on to our customers. While we seek to take actions to manage this risk, including commodity hedging where appropriate, such increased costs may adversely impact earnings.

Sales and Cost Mix

Our profit margins vary in relation to the relative mix of many factors, including the type of product, the location in which the product is manufactured, the end market for which the product is designed, and the percentage of total revenue represented by aftermarket sales and services, which tend to be higher margin than foremarket products and consumables.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Foremarket and equipment	44%	45%	47%
Aftermarket and consumables	56%	55%	53%

Strategic Acquisitions

We complement our organic growth with strategic acquisitions, which can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the gas and fluid handling segment, where this information is relevant. The change in Net sales due to acquisitions represents the change in sales due to acquisitions in both of our reportable segments.

Gas and Fluid Handling

During 2015, we completed two acquisitions in our gas and fluid handling segment for an aggregate purchase price of approximately $196 million. The acquisitions expand our portfolio of gas compression products and enhance our fan product offering with ventilation control software.

Fabrication Technology

On December 21, 2016, we completed an acquisition that expands our automation product portfolio for net cash consideration of approximately $26 million, subject to certain purchase price adjustments.

On April 14, 2014, we completed the Victor Acquisition for net cash consideration of $948.8 million. Victor is a pre-eminent global manufacturer of cutting, gas control and specialty welding solutions. The acquisition complements the geographic footprint of our fabrication technology segment and expands our product portfolio into new applications.

Total Company

Sales, Orders and Backlog

Our Net sales decreased from $4.6 billion in 2014 to $4.0 billion in 2015, and to $3.6 billion in 2016. The following table presents the components of changes in consolidated Net sales and, for our gas and fluid handling segment, orders and order backlog:

			Gas and Fluid Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)

As of and for the year ended December 31, 2014	$4,624.5		$2,261.7		$1,402.3
Components of Change:
Existing businesses(2)	(304.5)	(6.6)%	(303.7)	(13.4)%	(186.9)	(13.3)%
Acquisitions(3)	171.2	3.7%	57.9	2.6%	43.3	3.1%
Foreign currency translation(4)	(524.1)	(11.3)%	(221.1)	(9.8)%	(117.8)	(8.4)%
	(657.4)	(14.2)%	(466.9)	(20.6)%	(261.4)	(18.6)%
As of and for the year ended December 31, 2015	$3,967.1		$1,794.8		$1,140.9
Components of Change:
Existing businesses(2)	(223.8)	(5.6)%	(49.3)	(2.7)%	(66.6)	(5.8)%
Acquisitions(3)	52.9	1.3%	66.6	3.7%	—	—%
Foreign currency translation(4)	(149.2)	(3.8)%	(59.8)	(3.4)%	(45.1)	(4.0)%
	(320.1)	(8.1)%	(42.5)	(2.4)%	(111.7)	(9.8)%
As of and for the year ended December 31, 2016	$3,647.0		$1,752.3		$1,029.2

(1) Represents contracts for products or services, net of current year cancellations for orders placed in the current and prior period. Prior period amounts have been recast to conform to current year presentation.
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

The decrease in Net sales from existing businesses during 2016 compared to 2015 was attributable to decreases of $121.6 million and $102.2 million in our gas and fluid handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas and fluid handling segment decreased during 2016 in comparison to 2015 due to decline in all of our end markets except mining. The unfavorable domestic and international macroeconomic conditions experienced during the first half of the year were partially offset by consecutive quarters of order growth during the second half of 2016. Second half order growth was delivered in a stable, but not growing, end market environment and reflected, in part, the benefits from applying CBS to improve commercial processes.

The decrease in Net sales from existing businesses during 2015 compared to 2014 was attributable to decreases of $170.3 million and $134.2 million in our gas and fluid handling and fabrication technology segments, respectively. Orders, net of cancellations, from existing businesses for our gas and fluid handling segment decreased during 2015 in comparison to 2014 due to declining demand in all of our end markets from unfavorable domestic and international macroeconomic conditions.

Operating Results

The following table summarizes our results of operations for the comparable three year period.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Gross profit	$1,145.6	$1,251.8	$1,478.8
Gross profit margin	31.4%	31.6%	32.0%
Selling, general and administrative expense	$825.2	$906.0	$1,011.2
Selling, general and administrative expense as a percentage of Net sales	22.6%	22.8%	21.9%
Asbestos coverage adjustment	$8.2	$—	$—
Restructuring and other related charges	74.2	61.2	58.0
Operating income	238.0	284.6	409.6
Operating income margin	6.5%	7.2%	8.9%
Interest expense, net	$30.0	$47.7	$51.3
Provision for (benefit from) income taxes	62.8	49.7	(62.0)

2016 Compared to 2015

The $106.2 million decrease in Gross profit during 2016 in comparison to 2015 was attributable to decreases of $70.8 million and $35.4 million in our gas and fluid handling segment and our fabrication technology segment, respectively. The decrease in Gross profit in both of our segments during 2016 as compared to 2015 was primarily due to lower overall volumes as a result of decline in numerous end-markets and geographic markets. Changes in foreign exchange rates decreased Gross profit by approximately $40 million. These decreases were offset by acquisition related growth and restructuring savings, each contributing about $14 million to Gross profit. The increase in gross profit margin in our fabrication technology segment during 2016 as compared to 2015 was more than offset by the lower gross profit margin in our gas and fluid handling segment.

Selling, general and administrative expense decreased $80.8 million during 2016 in comparison to 2015, which was attributable to decreases in both gas and fluid handling and fabrication technology. Execution of structural cost reductions in both segments as a result of restructuring programs and cost savings initiatives was the primary driver in reducing Selling, general and administrative expense over the prior year. Changes in foreign exchange rates during 2016 decreased Selling, general, and administrative expenses by approximately $30 million. These decreases were partially offset by $13 million of acquisition-related growth in our gas and fluid handling segment. Prior year Selling, general and administrative expense included approximately $9.0 million of incremental charges associated with uncollectible accounts of specific South American customers.

A Delaware Supreme Court ruling on September 12, 2016, affirmed prior rulings that an “all sums” allocation applies to a specific subsidiary’s insurance policies and that the subsidiary has rights under the excess insurance policies issued to a former owner of the business. The Court also ruled on other matters including specific determinations of coverage for defense costs under the excess policies. The net result of the ruling is an adjustment to our expected future recoveries, resulting in an $8.2 million reduction to the net recoverable insurance asset recorded as a charge to the Consolidated Statements of Income for the year ended December 31, 2016. Restructuring and other related programs expanded during 2016 primarily due to accelerated cost reduction programs to eliminate excess in the cost structure of the Company in response to the current challenging, cyclical economic conditions. The asbestos coverage adjustment in our gas and fluid handling segment and increased restructuring charges throughout the Company in 2016 reduced operating income margin by approximately 60 basis points in the current year when compared to 2015.

The decrease in Interest expense, net during 2016 was the result of the refinancing of our principal credit facility in 2015. The refinancing resulted in, among other things, lower borrowing margins, lower outstanding borrowings and reduced non-cash interest expense in the current year by approximately $2.5 million. Interest expense for 2015 also included a $4.7 million write-off of certain deferred financing fees and original issue discount in connection with the refinancing. Lower foreign currency charges in 2016 as compared to the prior year, contributed approximately $6 million of the decrease in Interest expense, net over the prior year.

Income before income taxes was $208.0 million and the Provision for income taxes was $62.8 million for 2016. Income before income taxes was $236.9 million and the Provision for income taxes was $49.7 million for 2015. The Provision for income taxes in both periods was impacted by the effect of foreign earnings where international tax rates are lower than the U.S. tax rate. The Provision for income taxes for 2015 was also impacted by a tax benefit of $13.0 million associated with the resolution of a liability for unrecognized tax benefits.

2015 Compared to 2014

The $227.0 million decrease in Gross profit during 2015 in comparison to 2014 was attributable to decreases of $102.3 million and $124.7 million in our gas and fluid handling segment and our fabrication technology segment, respectively. The decrease in Gross profit in both of our segments during 2015 as compared to 2014 was primarily due to changes in foreign exchange rates and lower overall volumes, partially offset by acquisition related growth. The increase in gross profit margin in our gas and fluid handling segment during 2015 as compared to 2014 was more than offset by the lower gross profit margin at fabrication technology. Changes in foreign exchange rates during 2015 had a $169.0 million negative impact on Gross profit.

Selling, general and administrative expense decreased $105.2 million during 2015 in comparison to 2014. Changes in foreign exchange rates during 2015 decreased Selling, general, and administrative expenses by $111.3 million. An overall decrease in acquisition integration costs and the positive benefit of restructuring actions to reduce structural costs and integrate acquisitions also contributed to the decrease. These items were partially offset by a $40.4 million acquisition-related increase in Selling, general and administrative expense during 2015. Additionally, Selling, general and administrative expense for 2015 includes an increase in the allowance for doubtful accounts of specific South American customers of approximately $9 million, asset impairment charges of $4.3 million, and transaction costs and year-one amortization of approximately $8 million related to acquisitions in our gas and fluid handling segment. Selling, general and administrative expense as a percentage of Net sales increased primarily as a result of lower Net sales driven by reasons discussed above. Selling, general and administrative expense for 2014 includes a $13.4 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid handling business line and a $6.3 million loss from the use of the SICAD II exchange rate at our Venezuelan businesses. The increase in Restructuring and other related charges during 2015 is attributable to our gas and fluid handling segment due to accelerated cost reduction programs to eliminate excess in the cost structure of the Company in response to the current challenging, cyclical economic conditions.

The decrease in Interest expense during 2015 was primarily due to decreases in weighted average interest rates, outstanding borrowing levels and amortization of deferred financing fees and original issue discount. These decreases were partially offset by a $4.7 million write-off during 2015 in connection with the refinancing of our principal credit facility, discussed previously.

As discussed previously, the Provision for income taxes was $49.7 million for 2015 as compared to a benefit from income taxes of $62.0 million for 2014. The benefit from income taxes recorded in 2014 was primarily due to the reassessment of the realizability of certain deferred tax assets as a result of the effect of the Victor Acquisition on expected future U.S. income. This reassessment resulted in a decrease in the Company’s valuation allowance against U.S. deferred tax assets. The reduction in the valuation allowance created a non-cash income tax benefit for 2014 of $145.4 million.

Business Segments

As discussed further above, the Company reports results in two reportable segments: gas and fluid handling and fabrication technology.

Gas and Fluid Handling

We design, manufacture, install and maintain gas and fluid handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other. Our air and gas handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers and compressors. The fans and heat exchangers are used in coal-fired and other types of power stations, both in combustion and emissions control applications, underground mines, steel sintering plants and other industrial facilities that require movement of large volumes of air in harsh applications. Howden’s compressors are mainly used in the oil, gas and petrochemical end market. Our fluid handling products are marketed by Colfax Fluid Handling under a portfolio of brands including Allweiler and Imo. Colfax Fluid Handling is a supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves.

The following table summarizes selected financial data for our gas and fluid handling segment:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net sales	$1,846.5	$1,981.8	$2,329.6
Gross profit	523.7	594.4	696.7
Gross profit margin	28.4%	30.0%	29.9%
Selling, general and administrative expense	$348.7	$399.9	$442.5
Selling, general and administrative expense as a percentage of Net sales	18.9%	20.2%	19.0%
Asbestos coverage adjustment	$8.2	$—	$—
Segment operating income	166.8	194.5	254.2
Segment operating income margin	9.0%	9.8%	10.9%
Restructuring and other related charges	$42.5	$31.5	$26.5

The $121.6 million Net sales decrease due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2016 in comparison to 2015 was primarily due to declines in the oil, gas, and petrochemical, general industrial and other, and marine end markets. The power generation and mining end markets were flat on a year on year basis. Additionally, changes in foreign exchange rates had a negative impact of $65.3 million on Net Sales, partially offset by acquisition related growth of $51.6 million. Gross profit and gross profit margin decreased during 2016, which was primarily the result of lower volumes and, to a lesser extent, decremental project margins. Foreign exchange rate changes as compared to prior year contributed $18 million to the decrease. These decreases were partially offset by $13.0 million of acquisition-related growth. Selling, general and administrative expense for 2016 decreased compared to 2015 primarily due to benefits realized from our restructuring programs and cost savings initiatives. Changes in foreign exchange rates represented $14 million of the decrease in Selling, general and administrative expense when comparing 2016 to the prior year. On a comparative basis, acquisition-related growth in 2016 was offset by lower bad debt and asset impairment charges. The decrease in gross profit and the incremental asbestos coverage adjustment charge, discussed previously, were the primary drivers in the reduction of segment operating income and segment operating income margin in 2016. Restructuring and other related charges increased during 2016 primarily due to accelerated cost reduction programs to eliminate excess in the cost structure of the segment in response to the current challenging, cyclical economic conditions.

The $170.3 million Net sales decrease due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2015 in comparison to 2014 was primarily due to declines in the power generation, mining, and general industrial and other end markets, partially offset by growth in the marine and oil, gas, and petrochemical end markets. Additionally, changes in foreign exchange rates had a negative impact of $225.4 million, partially offset by acquisition related growth of $47.9 million. Gross profit decreased during 2015, which was primarily the result of changes in foreign exchange rates and lower volumes. Gross profit margin increased during 2015 in comparison to 2014 as improved margins through cost control and restructuring savings were more than sufficient to offset the impact of lower volumes. Selling, general and administrative expense for 2015 decreased compared to 2014 primarily due to changes in foreign exchange rates, cost control activities and the impact of lower volumes, partially offset by acquisition-related growth, $8.1 million of charges associated with uncollectible accounts of a specific customer in South America, $2.8 million of asset impairment charges which includes a $1.7 million impairment loss related to a finite-lived intangible asset, approximately $8.0 million of transaction costs and year-one amortization charges associated with 2015 acquisitions, and a $4.1 million charge for revaluation of net asbestos-related liabilities. Additionally, Selling, general and administrative expense for 2014 includes a $13.4 million impairment loss related to identifiable intangible assets, a $4.0 million loss on disposition of a small fluid handling business line and a $1.3 million foreign currency loss from the use of the SICAD II exchange rate at our Venezuelan fluid handling business, partially offset by an unrealized gain of $2.9 million related to the Clarus contingent payment liability. Restructuring and other related charges increased during 2015 primarily due to accelerated cost reduction programs to eliminate excess in the cost structure of the segment in response to the current challenging, cyclical economic conditions.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net sales	$1,800.5	$1,985.3	$2,294.9
Gross profit	622.0	657.4	782.1
Gross profit margin	34.5%	33.1%	34.1%
Selling, general and administrative expense	$426.8	$459.1	$516.3
Selling, general and administrative expense as a percentage of Net sales	23.7%	23.1%	22.5%
Segment operating income	$195.2	$198.3	$265.8
Segment operating income margin	10.8%	10.0%	11.6%
Restructuring and other related charges	$31.7	$29.7	$31.6

The Net sales decrease during 2016 compared to 2015 was primarily the result of a decrease in existing businesses of $102.2 million and changes in foreign exchange rates which had a negative impact of $83.9 million, partially offset by acquisition-related growth of $1.3 million. The $102.2 million Net sales decline due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2016 in comparison to 2015 was primarily the result of decreases in equipment sales and consumable volumes in North America. The lower volumes decreased Gross profit for 2016 by approximately $40 million as compared to 2015, and changes in foreign exchange rates contributed $24 million to the decrease. Gross profit margin for the segment increased in the current year due to favorable consumable pricing in selected markets and materials costs savings initiatives across the segment. The decrease in Selling, general and administrative expense during 2016 was primarily due to benefits realized from our restructuring programs and cost savings initiatives, totaling approximately $29 million. Changes in foreign exchange rates decreased Selling, general and administrative expense by approximately $16 million in 2016. Segment operating income margin increased despite the lower overall volumes primarily due to our execution on cost control. Restructuring and other related charges for the fabrication technology segment remained relatively consistent in 2016 as the segment responds to the cyclical market downturn.

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

Equity Capital

During 2014, we entered into a Conversion Agreement with the BDT Investor, pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of the Company’s Common stock plus cash in lieu of a .22807018 share interest, which conversion occurred on February 12, 2014. As consideration for the BDT Investor’s agreement to exercise its optional conversion right, the Company paid approximately $23.4 million to the BDT Investor, of which $19.6 million represents the Preferred stock conversion inducement payment in the Consolidated Statement of Income for 2014.

On February 20, 2014, we sold 9,200,000 shares of newly issued Colfax Common stock to underwriters for public resale pursuant to the shelf registration statement for an aggregate purchase price of $632.5 million. In conjunction with this issuance, we recognized $22.1 million in equity issuance costs, which were recorded as a reduction in Additional paid-in capital during 2014.

We contributed 66,000 shares and 183,000 shares of newly issued Colfax Common stock to our U.S. defined benefit pension plan on May 21, 2015 and January 15, 2014, respectively. No contributions of our Common stock were made in 2016.

On October 11, 2015, our Board of Directors authorized the repurchase of up to $100.0 million of our Common stock from time-to-time on the open market or in privately negotiated transactions, which were to be retired upon repurchase. The repurchase program was authorized until December 31, 2016 and did not obligate us to acquire any specific number of shares. The timing and amount of shares repurchased was determined by management based on its evaluation of market conditions and other factors. The repurchase program was conducted pursuant to SEC Rule 10b-18. During the years ended December 31, 2016 and 2015, we repurchased 1,000,000 shares and 986,279 shares, respectively, of our Common stock in open market transactions for approximately $20.8 million and $27.4 million, respectively. The repurchase program expired as of December 31, 2016.

Borrowing Arrangements

On June 5, 2015, we entered into the DB Credit Agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator. The proceeds of the loans under the DB Credit Agreement were used by us to repay in full balances under our preexisting credit agreement, as well as for working capital and general corporate purposes. The DB Credit Agreement consists of a term loan in the aggregate amount of $750.0 million (the “Term Loan”) and a revolving credit facility (the “Revolver”) with a commitment capacity of $1.3 billion, each of which had an initial maturity term of five years. The Revolver contains a $50.0 million swing line loan sub-facility.

The Term Loan and the Revolver bear interest, at our election, at either the base rate or the Eurocurrency rate (each as defined in the DB Credit Agreement), plus the applicable interest rate margin. The applicable interest rate margin results from the lower applicable interest rate margin (subject to certain exceptions) due to the Company’s total leverage ratio or the corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Swing line loans bear interest at the applicable rate, as specified under the terms of the DB Credit Agreement, based upon the currency borrowed.

In conjunction with the DB Credit Agreement, we recorded a charge to Interest expense in the Consolidated Statement of Income for the year ended December 31, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.4 million of costs incurred in connection with the refinancing of the DB Credit Agreement. The Company had an original issue discount of $5.6 million and deferred financing fees of $5.9 million included in its Consolidated Balance Sheet as of December 31, 2016, which will be accreted to Interest expense primarily using the effective interest method, over the life of the DB Credit Agreement. As of December 31, 2016, the weighted-average interest rate of borrowings under the DB Credit Agreement was 2.11%, excluding accretion of original issue discount and amortization of deferred financing fees, and there was $859.5 million available on the revolving credit facility.

In addition to the DB Credit Agreement, we are party to various bilateral credit facilities with a borrowing capacity of $263.4 million. As of December 31, 2016, outstanding borrowings under these facilities totaled $97.5 million, with a weighted average borrowing rate of 1.40%.

We are also party to letter of credit facilities with an aggregate capacity of $758.4 million. Total letters of credit of $374.5 million were outstanding as of December 31, 2016.

On December 22, 2014, we entered into a receivables financing facility, pursuant to which we established a wholly owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of our subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit, which was $80 million as of December 31, 2016. As of December 31, 2016, the total outstanding borrowings under the receivables financing facility were $63.4 million and the interest rate was 1.61%. The scheduled termination date for the receivables financing facility, currently December 19, 2017, may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of December 31, 2016. We believe that our sources of liquidity, including the DB Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2016, we had $221.7 million of Cash and cash equivalents, an increase of $24.3 million from $197.4 million as of December 31, 2015. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net cash provided by operating activities	$247.0	$303.8	$385.8
Purchases of fixed assets, net	(63.3)	(69.9)	(84.5)
Acquisitions, net of cash received	(26.0)	(196.0)	(948.8)
Other, net	7.3	18.9	3.2
Net cash used in investing activities	(82.0)	(247.0)	(1,030.1)
(Repayments of) proceeds from borrowings, net	(118.8)	(88.9)	90.9
Proceeds from issuance of common stock, net	2.2	6.1	613.9
Repurchases of common stock	(20.8)	(27.4)	—
Acquisition of shares held by noncontrolling interest	—	—	(10.3)
Preferred stock conversion inducement payment	—	—	(19.6)
Other	(7.8)	(21.1)	(24.9)
Net cash (used in) provided by financing activities	(145.2)	(131.3)	650.0
Effect of foreign exchange rates on Cash and cash equivalents	4.5	(33.5)	(11.6)
Increase (decrease) in Cash and cash equivalents	$24.3	$(108.0)	$(5.9)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $16.0 million, $22.7 million and $32.7 million during 2016, 2015 and 2014, respectively.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2016, 2015 and 2014, cash contributions for defined benefit plans were $34.5 million, $44.1 million and $59.6 million, respectively.

•	During 2016, 2015 and 2014, cash payments of $66.6 million, $57.7 million and $43.5 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During 2016, net working capital consumed cash of $16.2 million, before the impact of foreign exchange, primarily due to an increase in receivables and lower billings in excess of costs incurred associated with our air and gas handling project business. The net increase was partially offset by a decline in inventory levels and an increase in payables. During 2015, net working capital provided cash of $45.1 million, before the impact of foreign exchange, due to improved collections in receivables partially offset by a slight increase in inventory and lower billings in excess of costs incurred associated with our air and gas handling project business. During 2014, net working capital provided cash of $2.1 million, before the impact of foreign exchange, primarily due to a decrease in inventory as we reduced the high inventory levels attributable to the Victor Acquisition, largely offset by seasonal increases in Trade receivables, decreases in Accounts payable, and lower billings in excess of costs incurred associated with our air and gas handling project business.

Cash flows from investing activities during 2016 were impacted by the net cash outflows of approximately $26 million associated with an acquisition in our fabrication technology segment. Cash flows from investing activities during 2015 were impacted by the net cash outflows of $196 million associated with two acquisitions completed by our gas and fluid handling segment. Cash flows from investing activities during 2014 were impacted by the net cash outflows of $948.8 million associated with the Victor Acquisition.
Cash flows from financing activities during 2016 and 2015 were impacted by the share repurchases discussed under “—Equity Capital” above. Additionally, cash flows from financing activities during 2015 were impacted by the refinancing of the DB Credit Agreement further discussed under "—Borrowing Arrangements" above. During 2016, net cash provided by operating activities was used largely to reduce our overall borrowing levels.

Cash flows from financing activities during 2014 were impacted by the funding of the Victor Acquisition. The Victor Acquisition was funded through net proceeds of $610.4 million from the sale of newly issued Common stock and $338.4 million of borrowings under our DB Credit Agreement. Cash flows from financing activities during 2014 were also impacted by the conversion of the Series A Perpetual Convertible Preferred Stock further discussed above under “—Equity Capital.”

Our Cash and cash equivalents as of December 31, 2016 included $208.8 million held in jurisdictions outside the U.S., which may be subject to tax penalties if repatriated into the U.S. and other restrictions.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2016.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$5.4	$7.1	$1,285.7	$—	$1,298.2
Interest payments on debt(1)	26.1	50.2	13.7	—	90.0
Operating leases	27.9	43.3	27.5	49.8	148.5
Capital leases	1.6	0.2	0.1	0.3	2.2
Purchase obligations(2)	300.0	4.6	0.6	0.2	305.4
Total	$361.0	$105.4	$1,327.6	$50.3	$1,844.3

(1)	Variable interest payments are estimated using a static rate of 2.11%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2016, which are estimated to be $30.1 million for the year ending December 31, 2017. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2016 other than outstanding letters of credit of $374.5 million, unconditional purchase obligations with suppliers of $305.4 million, and $148.5 million of future operating lease payments.

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

We evaluate the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its implied fair value.

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, we may elect to forgo the qualitative assessment and proceed directly to the first step of the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s Goodwill over its implied fair value should such a circumstance arise.

Generally, we measure fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization in estimating the fair value of the reporting units.

During 2016, our air and gas handling business reorganized its structure to create further synergies across the business by introducing joint product and market objectives, improve speed to market for new products and ensure the business’s cost structure is appropriately directed. The assessment of our air and gas handling reporting units based on the updated business structure concluded there is one Air and Gas Handling reporting unit as compared to two reporting units previously.

As discussed previously, we have experienced a concurrent decline in numerous end-markets and geographic markets that has impacted both our business segments. This decline has had a negative impact on the levels of capital invested and maintenance expenditures by certain of our customers which has reduced the demand for our products and services, in turn, affecting operating results. Given the above, and the length of time since performing a quantitative analysis of goodwill for certain of the reporting units, we elected to not perform qualitative assessments of goodwill and instead, proceeded directly to performing the first step of the two-step quantitative goodwill impairment test for the 2016 annual impairment test. Our quantitative impairment assessment of Goodwill for the Fabrication Technology and Fluid Handling reporting units, based on the methodologies identified above, resulted in calculated fair values that exceeded the carrying values of each of the reporting units by a reasonably sufficient amount. The calculated fair value of our Air and Gas Handling reporting unit was in excess of its $1.8 billion carrying value, including $1.1 billion of Goodwill, by approximately 12%.

The annual Goodwill impairment analysis performed as of October 1, 2016, September 26, 2015 and September 27, 2014 indicated no impairment to be present.

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

From time-to-time, we have identified certain indefinite-lived intangible assets that, due to indicators present at the specific operation associated with the indefinite-lived intangible asset, should be tested for impairment prior to our annual impairment evaluation. During 2015, an analysis was performed to evaluate certain intangible assets related to a specific operation within the Company due to a decline in anticipated performance at the operation associated with those assets. The analysis determined an indefinite-lived trade name within our fabrication technology segment was impaired based upon relief from royalty measurements and resulted in a $1.5 million impairment loss calculated as the difference between the fair value of the asset and its carrying value as of the date of the impairment test. The impairment loss was included in Selling, general and administrative expense in the Consolidated Statement of Income for 2015.

In addition, during 2014, an analysis was performed on a trade name related to a specific operation within the gas and fluid handling segment prior to the annual impairment analysis due to the decision to substantially reduce its operations. The analysis determined the trade name was no longer recoverable based upon relief from royalty measurements and resulted in a $2.9 million impairment loss included in Selling, general and administrative expense in the Consolidated Statement of Income for 2014.

During our 2016 annual impairment analysis, we performed quantitative analyses on two specific trade names in our fabrication technology segment due to a decline in revenues resulting primarily from cyclical economic conditions in the North American welding market. In one case, the analysis determined the fair value was marginally greater than its $42 million carrying value. The analysis for the other trade name determined the fair value was approximately equal to its carrying value of $11.3 million.

The annual impairment analysis performed as of October 1, 2016, September 26, 2015 and September 27, 2014 resulted in no impairment charges.

The continuation of a sustained decline in our end-markets and geographic markets could increase the risk of impairments next year. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2016, we have Goodwill of $2.6 billion and indefinite lived trade names of $364.1 million that are subject to at least annual review for impairment. See Note 7, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for (benefit from) income taxes in the Consolidated Statements of Income. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $59.1 million as of December 31, 2016 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

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

We recognize revenue and cost of sales on air and gas handling long-term contracts using the “percentage of completion method” in accordance with GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. As of December 31, 2016, there were $174.9 million of revenues in excess of billings and $108.2 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $41.5 million and $39.5 million as of December 31, 2016 and 2015, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the DB Credit Agreement, substantially all of our borrowings as of December 31, 2016 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we periodically enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2016 would have increased Interest expense by approximately $14.0 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2016, approximately 73% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the DB Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2016 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $200 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2016, our open commodity futures contracts were not material.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Colfax Corporation

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Colfax Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Colfax Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colfax Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2016 of Colfax Corporation and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 14, 2017

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

The Board of Directors and Shareholders of Colfax Corporation

We have audited the accompanying consolidated balance sheets of Colfax Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(A)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colfax Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colfax Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 14, 2017

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2016	2015	2014

Net sales	$3,647,047	$3,967,053	$4,624,476
Cost of sales	2,501,396	2,715,279	3,145,631
Gross profit	1,145,651	1,251,774	1,478,845
Selling, general and administrative expense	825,240	905,952	1,011,171
Asbestos coverage adjustment	8,226	—	—
Restructuring and other related charges	74,170	61,177	58,121
Operating income	238,015	284,645	409,553
Interest expense, net	30,016	47,743	51,305
Income before income taxes	207,999	236,902	358,248
Provision for (benefit from) income taxes	62,808	49,724	(62,025)
Net income	145,191	187,178	420,273
Less: income attributable to noncontrolling interest, net of taxes	17,080	19,439	28,175
Net income attributable to Colfax Corporation	128,111	167,739	392,098
Dividends on preferred stock	—	—	2,348
Preferred stock conversion inducement payment	—	—	19,565
Net income attributable to Colfax Corporation common shareholders	$128,111	$167,739	$370,185
Net income per share - basic	$1.04	$1.35	$3.06
Net income per share - diluted	$1.04	$1.34	$3.02

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands

	Year Ended December 31,
	2016	2015	2014
Net income	$145,191	$187,178	$420,273
Other comprehensive loss:
Foreign currency translation, net of tax of $0, $751 and $1,885	(330,488)	(317,909)	(356,243)
Unrealized gain on hedging activities, net of tax of $(8,989), $19,349 and $4,141	17,692	11,659	30,404
Changes in unrecognized pension and other post-retirement benefit cost, net of tax of $9,247, $6,373 and $(20,117)	4,810	29,323	(89,920)
Changes in deferred tax related to pension and other post-retirement benefit cost	—	3,817	1,934
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $3,049, $3,744 and $2,063	4,465	7,167	5,034
Amortization of pension and other post-retirement prior service cost, net of tax of $93, $115 and $0	155	133	248
Foreign currency translation adjustment resulting from Venezuela deconsolidation	2,378	—	—
Other comprehensive loss	(300,988)	(265,810)	(408,543)
Comprehensive (loss) income	(155,797)	(78,632)	11,730
Less: comprehensive income (loss) attributable to noncontrolling interest	17,722	(3,347)	15,781
Comprehensive loss attributable to Colfax Corporation	$(173,519)	$(75,285)	$(4,051)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,730	$197,469
Trade receivables, less allowance for doubtful accounts of $41,511 and $39,505	913,614	888,166
Inventories, net	403,857	420,386
Other current assets	246,396	224,872
Total current assets	1,785,597	1,730,893
Property, plant and equipment, net	604,214	644,536
Goodwill	2,563,326	2,817,687
Intangible assets, net	899,340	995,712
Other assets	532,982	544,091
Total assets	$6,385,459	$6,732,919

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,406	$5,792
Accounts payable	605,895	569,445
Customer advances and billings in excess of costs incurred	151,015	195,038
Accrued liabilities	344,358	346,069
Total current liabilities	1,106,674	1,116,344
Long-term debt, less current portion	1,286,738	1,411,755
Other liabilities	898,703	948,264
Total liabilities	3,292,115	3,476,363
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 122,780,261 and 123,486,425 issued and outstanding	123	123
Additional paid-in capital	3,199,682	3,199,267
Retained earnings	685,411	557,300
Accumulated other comprehensive loss	(988,345)	(686,715)
Total Colfax Corporation equity	2,896,871	3,069,975
Noncontrolling interest	196,473	186,581
Total equity	3,093,344	3,256,556
Total liabilities and equity	$6,385,459	$6,732,919

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount	Shares	$ Amount
Balance at January 1, 2014	101,921,613	$102	13,877,552	$14	$2,541,005	$19,376	$(46,600)	$227,226	$2,741,123
Net income	—	—	—	—	—	392,098	—	28,175	420,273
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(12,007)	(12,007)
Acquisition of shares held by noncontrolling interest	—	—	—	—	15,986	—	(942)	(25,382)	(10,338)
Preferred stock dividend	—	—	—	—	—	(2,348)	—	—	(2,348)
Preferred stock conversion	12,173,291	12	(13,877,552)	(14)	2	(19,565)	—	—	(19,565)
Other comprehensive loss, net of tax of $(13.8) million and $(0.2) million	—	—	—	—	—	—	(396,149)	(12,394)	(408,543)
Common stock issuance, net of costs of $22.1 million	9,200,000	9	—	—	610,354	—	—	—	610,363
Common stock-based award activity	252,674	—	—	—	21,636	—	—	—	21,636
Contribution to defined benefit pension plan	183,000	1	—	—	11,849	—	—	—	11,850
Balance at December 31, 2014	123,730,578	124	—	—	3,200,832	389,561	(443,691)	205,618	3,352,444
Net income	—	—	—	—	—	167,739	—	19,439	187,178
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(15,690)	(15,690)
Other comprehensive loss, net of tax of $26.2 million and $0.4 million	—	—	—	—	—	—	(243,024)	(22,786)	(265,810)
Stock repurchase	(986,279)	(1)	—	—	(27,366)	—	—	—	(27,367)
Common stock-based award activity	676,126	—	—	—	22,373	—	—	—	22,373
Contribution to defined benefit pension plan	66,000	—	—	—	3,428	—	—	—	3,428
Balance at December 31, 2015	123,486,425	123	—	—	3,199,267	557,300	(686,715)	186,581	3,256,556
Net income	—	—	—	—	—	128,111	—	17,080	145,191
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(7,830)	(7,830)
Other comprehensive (loss) income, net of tax of $3.4 million	—	—	—	—	—	—	(301,630)	642	(300,988)
Stock repurchase	(1,000,000)	(1)	—	—	(20,811)	—	—	—	(20,812)
Common stock-based award activity	293,836	1	—	—	21,226	—	—	—	21,227
Balance at December 31, 2016	122,780,261	$123	—	$—	$3,199,682	$685,411	$(988,345)	$196,473	$3,093,344

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$145,191	$187,178	$420,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	143,258	154,542	174,724
Stock-based compensation expense	19,020	16,321	17,580
Non-cash interest expense	4,176	10,101	9,094
Deferred income tax benefit	(1,682)	(22,717)	(139,488)
Changes in operating assets and liabilities:
Trade receivables, net	(50,958)	64,048	(19,916)
Inventories, net	19,665	(390)	57,847
Accounts payable	52,308	2,548	(26,038)
Customer advances and billings in excess of costs incurred	(37,210)	(21,094)	(9,754)
Changes in other operating assets and liabilities	(46,794)	(86,724)	(98,564)
Net cash provided by operating activities	246,974	303,813	385,758
Cash flows from investing activities:
Purchases of fixed assets	(63,251)	(69,877)	(84,458)
Acquisitions, net of cash received	(25,992)	(196,007)	(948,800)
Other, net	7,249	18,927	3,115
Net cash used in investing activities	(81,994)	(246,957)	(1,030,143)
Cash flows from financing activities:
Borrowings under term credit facility	—	750,000	150,000
Payments under term credit facility	(37,500)	(1,232,872)	(15,542)
Proceeds from borrowings on revolving credit facilities and other	896,742	1,498,039	1,370,626
Repayments of borrowings on revolving credit facilities and other	(978,024)	(1,104,055)	(1,414,146)
Proceeds from issuance of common stock, net	2,206	6,052	613,927
Repurchases of common stock	(20,812)	(27,367)	—
Acquisition of shares held by noncontrolling interest	—	—	(10,338)
Preferred stock conversion inducement payment	—	—	(19,565)
Payments of dividend on preferred stock	—	—	(3,853)
Other	(7,830)	(21,066)	(21,060)
Net cash (used in) provided by financing activities	(145,218)	(131,269)	650,049
Effect of foreign exchange rates on Cash and cash equivalents	4,499	(33,566)	(11,517)
Increase (decrease) in Cash and cash equivalents	24,261	(107,979)	(5,853)
Cash and cash equivalents, beginning of period	197,469	305,448	311,301
Cash and cash equivalents, end of period	$221,730	$197,469	$305,448

Supplemental Disclosure of Cash Flow Information:
Interest payments	$35,838	$36,363	$42,041
Income tax payments, net	77,104	79,540	82,694

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Colfax Corporation (the “Company” or “Colfax”) is a diversified global industrial manufacturing and engineering company that provides gas and fluid handling and fabrication technology products and services to customers around the world through the Howden, ESAB and Colfax Fluid Handling businesses.

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

During the year ended December 31, 2016, the Company determined that an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, due to government controls, has restricted the Company’s Venezuelan operations ability to pay dividends and satisfy other obligations denominated in U.S. dollars. In addition, other government-imposed restrictions affecting labor, production, and distribution are prohibiting the Company from controlling key operating decisions. These circumstances have caused the Company to no longer meet the accounting criteria of control in order to continue consolidating its Venezuelan operations. Therefore, the Company deconsolidated the financial statements of its Venezuelan operations as of September 30, 2016. As a result of the deconsolidation, the Company recorded a charge of $2.4 million in Selling, general and administrative expense for the year ended December 31, 2016, substantially all of which related to accumulated foreign currency translation charges previously included in Accumulated other comprehensive loss. Due to loss of control, the Company has applied the cost method of accounting for its Venezuelan operations beginning on September 30, 2016. Prior to, and at the date of deconsolidation, the Company’s Venezuelan operations represented less than 1% of the Company’s net assets, revenues and operating income.

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

Revenue Recognition

The Company generally recognizes revenues and costs from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectibility is reasonably assured. Product delivery occurs when title and risk of loss transfer to the customer. The Company’s shipping terms vary based on the contract. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipments, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Any customer allowances and discounts are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the sales price for the products sold. These allowances and discounts are estimated based on historical experience and known trends. Revenue related to service agreements is recognized as revenue over the term of the agreement. Progress billings are generally shown as a reduction of Inventories, net unless such billings are in excess of accumulated costs, in which case such balances are included in Customer advances and billings in excess of costs incurred in the Consolidated Balance Sheets.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes revenue and cost of sales on air and gas handling long-term contracts using the “percentage of completion method” in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. As of December 31, 2016, there were $174.9 million of revenues in excess of billings and $108.2 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet. As of December 31, 2015, there were $149.5 million of revenues in excess of billings and $146.3 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet.

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

Research and Development Expense

Research and development costs of $41.9 million, $41.5 million and $43.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Income.

Interest Expense, Net

Interest expense, net includes interest income of $7.2 million, $7.0 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily associated with interest bearing deposits in certain foreign subsidiaries.

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

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost (determined under various methods including average cost, last-in, first-out and first-in, first-out, but predominantly first-in, first-out) or market. For air and gas handling long-term contracts, cost is primarily determined based upon actual cost. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records as a charge to Cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company evaluates the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its implied fair value.

In the evaluation of Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the first step of the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s Goodwill over its implied fair value should such a circumstance arise.

Generally, the Company measures fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization in estimating the fair value of the reporting units.

During the year ended December 31, 2016, the Company’s air and gas handling business reorganized its structure to create further synergies across the business by introducing joint product and market objectives, improve speed to market for new products and ensure the business’s cost structure is appropriately directed. The assessment of the Company’s air and gas handling reporting units based on the updated business structure concluded there is one Air and Gas Handling reporting unit as compared to two reporting units previously.

The Company has experienced a concurrent decline in numerous end-markets and geographic markets that has impacted both of the Company’s reportable segments. This decline has had a negative impact on the levels of capital invested and maintenance expenditures by certain of our customers which in turn has reduced the demand for our products and services, affecting operating results. Given the above, and the length of time since performing a quantitative analysis of Goodwill for certain of the reporting units, the Company elected not to perform qualitative assessments of Goodwill and instead, proceeded directly to performing the first step of the two-step quantitative Goodwill impairment test for its 2016 annual impairment test. The quantitative impairment assessment of Goodwill for each of the Fabrication Technology, Air and Gas Handling and Fluid Handling reporting units, based on the methodologies identified above, resulted in calculated fair values that exceeded the carrying values of each of the reporting units.

The annual Goodwill impairment analyses performed as of October 1, 2016, September 26, 2015 and September 27, 2014 indicated no impairment to be present.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

From time-to-time, the Company has identified certain indefinite-lived intangible assets that, due to indicators present at the specific operation associated with the indefinite-lived intangible asset, should be tested for impairment prior to the annual impairment evaluation. During the year ended December 31, 2015, an analysis was performed to evaluate certain intangible assets related to a specific operation within the Company due to a decline in anticipated performance at the operation associated with those assets. The analysis determined an indefinite-lived trade name within the Company’s fabrication technology segment was impaired based upon relief from royalty measurements and resulted in a $1.5 million impairment loss calculated as the difference between the fair value of the asset and its carrying value as of the date of the impairment test. The impairment loss was included in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 31, 2015. The calculated fair value of the asset was $2.8 million and is included in Level Three of the fair value hierarchy.

In addition, during the year ended December 31, 2014, an analysis was performed on a trade name related to a specific operation within the gas and fluid handling segment prior to the annual impairment analysis due to the decision to substantially reduce its operations. The analysis determined the trade name was no longer recoverable based upon relief from royalty measurements and resulted in a $2.9 million impairment loss included in Selling, general and administrative expense in the Consolidated Statement of Income for 2014.

During the annual impairment analysis for the year ended December 31, 2016, quantitative analyses were performed for two specific trade names in the fabrication technology segment due to a decline in revenues resulting primarily from cyclical economic conditions in the North American welding market. In one case, the analysis determined the fair value was marginally greater than its $42 million carrying value. The analysis for the other trade name determined the fair value was approximately equal to its carrying value of $11.3 million.

The analyses performed as of October 1, 2016, September 26, 2015 and September 27, 2014 resulted in no impairment charges.

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

During the years ended December 31, 2016 and 2015, analyses were performed to evaluate certain long-lived intangible assets related to specific operations within the gas and fluid handling segment due to declines in projected cash flows associated with the asset groups. The analyses determined the customer relationship finite-lived intangible assets were impaired. The impairment amounts were calculated as the difference between the fair value of the remaining expected future cash flows to be generated from the assets and their carrying values as of the measurement dates. The $1.4 million and $1.7 million impairment losses were included in Selling, general and administrative expense in the Consolidated Statements of Income for the years ended December 31, 2016 and 2015, respectively. Subsequent to the impairments, the fair values of the assets were $14.8 million and $0.8 million, which are included in Level Three of the fair value hierarchy.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, analyses were performed during the year ended December 31, 2014 to evaluate certain long-lived intangible assets related to two specific operations within the gas and fluid handling segment due to projected cash flow declines. The analysis determined certain long-lived intangible assets, primarily consisting of acquired customer relationships and acquired technology, were either impaired or no longer recoverable based upon projected undiscounted net cash flows. The impairment was calculated as the difference between the fair value of the remaining expected future cash flows to be generated from the asset or asset group and the respective carrying value as of the measurement date. The Company recorded $10.5 million of intangible asset impairment losses related to these two operations as a component of Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 31, 2014. The total fair value of these assets of $3.3 million as of December 31, 2014 is included in Level Three of the fair value hierarchy and is not material to the Consolidated Financial Statements.

The Company recorded asset impairment losses related to facility closures totaling $4.5 million, $9.3 million and $4.6 million during the years ended December 31, 2016, 2015 and 2014, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Income. The aggregate carrying value of these assets subsequent to impairment was $2.7 million, $21.1 million and $15.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis. The Company’s DB Credit Agreement (as defined and further discussed in Note 10, “Debt”) includes debt denominated in the Euro of €218.5 million as of December 31, 2016, which has been designated as a net investment hedge in order to mitigate a portion of this risk.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s warranty liability, which is included in Accrued liabilities and Other liabilities in the Company’s Consolidated Balance Sheets, consisted of the following:

	Year Ended December 31,
	2016	2015
	(In thousands)
Warranty liability, beginning of period	$37,407	$51,135
Accrued warranty expense	19,674	21,092
Changes in estimates related to pre-existing warranties	4,752	(1,820)
Cost of warranty service work performed	(30,005)	(29,342)
Acquisitions	304	321
Foreign exchange translation effect	(411)	(3,979)
Warranty liability, end of period	$31,721	$37,407

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

During the year ended December 31, 2016, the Company recognized net foreign currency transaction gains of $2.4 million and $3.5 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income. During the year ended December 31, 2015, the Company recognized a net foreign currency transaction loss of $3.9

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and a gain of $2.1 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income. During the year ended December 31, 2014, net foreign currency transaction losses of $5.1 million and $5.5 million were recognized in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Net deferred issuance costs of $5.9 million and $8.1 million, respectively, were included in the Consolidated Balance Sheets as of December 31, 2016 and 2015, which includes $15.6 million and $13.4 million, respectively, of accumulated amortization. As of December 31, 2016, $5.3 million and $0.6 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. As of December 31, 2015, $6.9 million and $1.2 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. During the years ended December 31, 2015 and 2014, the Company deferred $3.4 million and $0.3 million, respectively, of debt issuance costs. Further, the carrying value of Long-term debt is reduced by an original issue discount, which is accreted to Interest expense using the effective interest method over the term of the related obligation. See Note 10, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

3. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company expects to apply ASU No. 2014-09 and its related updates on a full retrospective basis as of January 1, 2018. Based on company-wide analysis performed to date on the Company’s different revenue streams, we expect the adoption of the ASU will primarily impact timing of revenue recognition on specific types of customer orders. At this point, nothing has come to the Company’s attention that would indicate the adoption of the ASU will have a material impact on its Consolidated Financial Statements. However, the Company will continue its assessment in 2017.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory”. The ASU requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. The Company will adopt ASU No. 2015-11 in the annual period beginning January 1, 2017 on a prospective basis and does not expect it to have a material impact on the Company’s Consolidated Financial Statements.

During the year ended December 31, 2016, the Company adopted ASU No. 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments” which requires, among other things, an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The prospective application of the ASU did not have a material impact on the Company’s Consolidated Financial Statements. See Note 4, “Acquisitions” for measurement period adjustments made during the year ended December 31, 2016, related to acquisitions that occurred in the prior year.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The ASU requires, among other things, a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. The Company is currently evaluating the timing of adoption as well as the impact of adopting the ASU on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”. The ASU, among other things, aims to simplify the accounting for shared-based payment accounting by recording all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and eliminates the requirement that excess tax benefits be realized before they can be recognized. The effect for excess tax benefits not previously recognized will be recorded as a cumulative adjustment to retained earnings pursuant to a modified retrospective adoption method. Excess tax benefits and deficiencies will be accounted for as discrete items in the period the stock awards vest or otherwise are settled. Further, the guidance will require that excess tax benefits be presented as an operating activity on the statement of cash flows consistent with other income tax cash flows. The Company will adopt the ASU in the annual period beginning January 1, 2017 and continue its policy to estimate the amount of awards that are expected to vest. The adoption of ASU 2016-09 will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU is effective for fiscal periods beginning after December 15, 2019 and early adoption is permitted. The ASU eliminates the probable initial recognition threshold under current U.S. GAAP and broadens the information an entity must consider when developing its expected credit loss estimates to include forward-looking information. The Company is currently evaluating the impact of adopting ASU No. 2016-13 on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 203)”. The ASU addresses eight specific cash flow issues and clarifies their presentation and classification in the Statement of Cash Flows. The ASU is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2016-15 on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350)”. The ASU modifies the measurement of a goodwill impairment loss from the portion of the carrying amount of goodwill that exceeds its implied fair value to the excess of the carrying amount of a reporting unit that exceeds its fair value. This eliminates step 2 of the goodwill impairment test under current guidance. The ASU will be applied prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the timing of adoption.

4. Acquisitions

The following acquisitions were accounted for using the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective date of acquisition:

Gas and Fluid Handling

During year ended December 31, 2015, the Company completed two acquisitions in our Gas and Fluid Handling segment for an aggregate purchase price of approximately $196 million. The acquisitions expand our portfolio of gas compression products and enhance our fan product offering with ventilation control software.

During the year ended December 31, 2016, the Company adjusted provisional amounts with respect to the acquisitions that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The aggregate adjustments, primarily attributable to the Company’s valuation of inventory and revision of estimates based on additional information obtained for a specific environmental reserve, increased the Goodwill balance by $1.3 million during the year ended December 31, 2016.

Fabrication Technology

On December 21, 2016, the Company completed an acquisition that expands its automation product portfolio for net cash consideration of approximately $26 million, subject to certain purchase price adjustments.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company incurred advisory, legal, valuation and other professional service fees of $2.7 million in each of the years ended December 31, 2015 and December 31, 2014, in connection with completed acquisitions which are included in Selling, general and administrative expense in the Consolidated Statements of Income. The corresponding fees incurred in connection with the completed acquisition during the year ended December 31, 2016, were not material.

During the years ended December 31, 2016, 2015, and 2014, the Company’s Consolidated Statements of Income included $1.3 million, $47.9 million, and $347.3 million of Net sales associated with acquisitions consummated during the respective period. During the period from April 14, 2014 through December 31, 2014, the Company’s Consolidated Statements of Income included $35.9 million of Net income available to Colfax Corporation common shareholders, associated with the Victor Acquisition. Net Income attributable to Colfax Corporation common shareholders associated with acquisitions consummated during the years ended December 31, 2016 and 2015 was not material.
5. Net Income Per Share

Net income per share available to Colfax Corporation common shareholders was computed as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share data)
Computation of Net income per share - basic:
Net income attributable to Colfax Corporation common shareholders	$128,111	$167,739	$370,185
Weighted-average shares of Common stock outstanding - basic	122,911,581	124,101,033	121,143,790
Net income per share - basic	$1.04	$1.35	$3.06
Computation of Net income per share - diluted (1):
Net income attributable to Colfax Corporation common shareholders	$128,111	$167,739	$370,185
Weighted-average shares of Common stock outstanding - basic	122,911,581	124,101,033	121,143,790
Net effect of potentially dilutive securities - stock options and restricted stock units	287,145	768,616	1,522,502
Weighted-average shares of Common stock outstanding - diluted	123,198,726	124,869,649	122,666,292
Net income per share - diluted	$1.04	$1.34	$3.02

(1) For the period from January 1, 2014 to February 12, 2014, Net income per share - diluted was calculated consistently with the if-converted method in accordance with GAAP, as further discussed below.

On April 23, 2013, the Company and BDT CF Acquisition Vehicle, LLC (the “BDT Investor”) amended the Certificate of Designations of Series A Perpetual Convertible Preferred Stock of Colfax Corporation to eliminate the right of the Series A Perpetual Convertible Preferred Stock to share proportionately in any dividends or distributions made in respect of the Company’s Common stock. On February 12, 2014, the Company entered into a Conversion Agreement with the BDT Investor pursuant to which the BDT Investor exercised its option to convert 13,877,552 shares of Series A Perpetual Convertible Preferred Stock into 12,173,291 shares of Common stock plus cash. The BDT Investor was the sole holder of all issued and outstanding shares of the Company’s Series A Perpetual Convertible Preferred Stock. See Note 11, “Equity” for further discussion of the Series A Perpetual Convertible Preferred Stock conversion. For the period from January 1, 2014 to February 12, 2014, the Company’s Net income per share - diluted was computed using the “if-converted” method. Under the “if-converted” method, Net income per share - diluted was calculated under the assumption that the shares of Series A Perpetual Convertible Preferred Stock had been converted into shares of Common stock as of the beginning of the respective period. For the year ended December 31, 2014, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock excluded 1.4 million of Common stock equivalents, as inclusion of such shares would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2016, 2015 and 2014 excludes approximately 4.5 million, 3.0 million and 0.8 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes

Income before income taxes and Provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income (loss) before income taxes:
Domestic operations	$(20,795)	$(16,487)	$53,153
Foreign operations	228,794	253,389	305,095
	$207,999	$236,902	$358,248
Provision for (benefit from) income taxes:
Current:
Federal	$623	$465	$798
State	(490)	1,076	2,047
Foreign	64,357	70,900	74,618
	$64,490	$72,441	$77,463
Deferred:
Domestic operations	$3,723	$(1,231)	$(127,114)
Foreign operations	(5,405)	(21,486)	(12,374)
	(1,682)	(22,717)	(139,488)
	$62,808	$49,724	$(62,025)

The Company’s Provision for (benefit from) income taxes differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$72,800	$82,940	$125,386
State taxes	496	768	2,323
Effect of tax rates on international operations	(25,813)	(34,513)	(34,619)
Change in enacted international tax rates	(2,434)	(4,415)	(149)
Changes in valuation allowance and tax reserves	10,587	1,784	(156,071)
Other	7,172	3,160	1,105
Provision for (benefit from) income taxes	$62,808	$49,724	$(62,025)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities, in addition to the reconciliation of the beginning and ending amount of gross unrecognized tax benefits, are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$66,911	$75,045
Expenses currently not deductible	105,780	109,283
Net operating loss carryforward	211,205	211,627
Tax credit carryforward	10,882	10,343
Depreciation and amortization	7,879	7,533
Other	14,957	25,379
Valuation allowance	(153,740)	(161,030)
Deferred tax assets, net	$263,874	$278,180
Deferred tax liabilities:
Depreciation and amortization	$(292,906)	$(317,464)
Post-retirement benefit obligation	(14,990)	(13,581)
Inventory	(18,309)	(17,122)
Other	(178,166)	(174,367)
Total deferred tax liabilities	$(504,371)	$(522,534)
Total deferred tax liabilities, net	$(240,497)	$(244,354)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2016, the valuation allowance decreased from $161.0 million to $153.7 million with a net increase of $6.2 million recognized in Provision for (benefit from) income taxes, a decrease of $1.8 million recognized in Other comprehensive loss and a $11.7 million decrease related to changes in foreign currency rates. Consideration was given to U.S. tax planning strategies and future U.S. taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $326.9 million expiring in years 2021 through 2033, and alternative minimum tax credits of $9.0 million that may be carried forward indefinitely. Tax credit carryforwards include U.S. minimum tax credits. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions.

For the years ended December 31, 2016, 2015 and 2014, all undistributed earnings of the Company’s controlled international subsidiaries are considered to be permanently reinvested outside the U.S. and no tax expense in the U.S. has been recognized under the applicable accounting standard for these reinvested earnings. The amount of unremitted earnings from the Company’s international subsidiaries, subject to local statutory restrictions, as of December 31, 2016 is approximately $1.6 billion. The amount of deferred tax liability that would have been recognized had such earnings not been indefinitely reinvested is not reasonably determinable.

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

(In thousands)
Balance, December 31, 2014	$77,525
Addition for tax positions taken in prior periods	3,924
Addition for tax positions taken in the current period	924
Reduction for tax positions taken in prior periods (1)	(23,616)
Other, including the impact of foreign currency translation	(5,879)
Balance, December 31, 2015	52,878
Addition for tax positions taken in prior periods	6,552
Addition for tax positions taken in the current period	1,418
Reduction for tax positions taken in prior periods (1)	(2,248)
Other, including the impact of foreign currency translation	608
Balance, December 31, 2016	$59,208

(1) Includes reductions for lapses in statute of limitations.

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Sweden, China, Indonesia, France, the Netherlands, Mexico, Brazil and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2003 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2010.

The Company’s total unrecognized tax benefits were $59.2 million and $52.9 million as of December 31, 2016 and 2015, respectively, inclusive of $8.6 million and $6.4 million, respectively, of interest and penalties. These amounts were offset by tax benefits of $0.1 million as of both December 31, 2016 and 2015. The net liabilities for uncertain tax positions as of December 31, 2016 and 2015 were $59.1 million and $52.8 million, respectively, and, if recognized, would favorably impact the effective tax rate. The Company records interest and penalties on uncertain tax positions as a component of Provision for (benefit from) income taxes, which was $2.7 million, $1.8 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $3.4 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2016 and 2015:

	Gas and Fluid Handling	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2015	$1,428,358	$1,444,665	$2,873,023
Goodwill attributable to acquisitions	85,216	—	85,216
Impact of foreign currency translation and other	(87,308)	(53,244)	(140,552)
Balance, December 31, 2015	1,426,266	1,391,421	2,817,687
Goodwill attributable to acquisitions(1)	1,317	15,242	16,559
Impact of foreign currency translation and other	(161,710)	(109,210)	(270,920)
Balance, December 31, 2016	$1,265,873	$1,297,453	$2,563,326

(1) Includes purchase accounting adjustments associated with the two gas and fluid handling acquisitions completed during the year ended December 31, 2015, pursuant to ASU No. 2015-16. See Note 4, “Acquisitions” for further discussion.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$364,113	$—	$395,319	$—
Acquired customer relationships	567,351	(156,241)	573,589	(117,573)
Acquired technology	147,672	(49,003)	149,578	(37,012)
Acquired backlog	—	—	2,575	(2,220)
Other intangible assets	48,355	(22,907)	48,413	(16,957)
	$1,127,491	$(228,151)	$1,169,474	$(173,762)

Amortization expense related to intangible assets was included in the Consolidated Statements of Income as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Selling, general and administrative expense	$60,620	$60,629	$67,052

See Note 2, “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

As of December 31, 2016, total amortization expense for intangible assets is expected to be $56.2 million, $53.6 million, $49.1 million, $46.5 million and $44.2 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2016	2015
	(In years)	(In thousands)
Land	n/a	$42,779	$44,746
Buildings and improvements	5-40	323,279	327,122
Machinery and equipment	3-15	540,617	546,052
Software	3-5	95,928	95,556
		1,002,603	1,013,476
Accumulated depreciation		(398,389)	(368,940)
Property, plant and equipment, net		$604,214	$644,536

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2016, 2015 and 2014, was $79.2 million, $90.7 million and $94.5 million, respectively. Depreciation expense for the years ended December 31, 2016, 2015, and 2014 includes $4.5 million, $9.3 million and $4.6 million of non-cash impairment of fixed assets, respectively. These amounts also include depreciation expense related to software for the years ended December 31, 2016, 2015 and 2014 of $13.5 million, $14.3 million and $15.7 million, respectively.

9. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Raw materials	$148,513	$160,640
Work in process	75,331	68,541
Finished goods	237,507	243,209
	461,351	472,390
Less: customer progress payments	(14,624)	(15,876)
Less: allowance for excess, slow-moving and obsolete inventory	(42,870)	(36,128)
Inventories, net	$403,857	$420,386

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Debt

Long-term debt consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Term loans	$678,286	$713,175
Trade receivables financing arrangement	63,399	75,800
Revolving credit facilities and other	550,459	628,572
Total Debt	1,292,144	1,417,547
Less: current portion	(5,406)	(5,792)
Long-term debt	$1,286,738	$1,411,755

On June 5, 2015, the Company entered into a credit agreement (the “DB Credit Agreement”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator. The proceeds of the loans under the DB Credit Agreement were used by the Company to repay in full balances under its preexisting credit agreement, as well as for working capital and general corporate purposes. The DB Credit Agreement consists of a term loan in the aggregate amount of $750.0 million (the “Term Loan”) and a revolving credit facility (the “Revolver”) with a commitment capacity of $1.3 billion, each of which had an initial maturity term of five years. The Revolver contains a $50.0 million swing line loan sub-facility.

The Term Loan and the Revolver bear interest, at the election of the Company, at either the base rate (as defined in the DB Credit Agreement) or the Eurocurrency rate (as defined in the DB Credit Agreement), in each case, plus the applicable interest rate margin. The applicable interest rate margin is based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), the Company’s total leverage ratio and the corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Swing line loans bear interest at the applicable rate, as specified under the terms of the DB Credit Agreement, based upon the currency borrowed.

In conjunction with the DB Credit Agreement, the Company recorded a charge to Interest expense in the Consolidated Statement of Income for the year ended December 31, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed approximately $0.4 million of costs incurred in connection with the refinancing of the DB Credit Agreement. The Company had an original issue discount of $5.6 million and deferred financing fees of $5.9 million included in its Consolidated Balance Sheet as of December 31, 2016, which will be accreted to Interest expense primarily using the effective interest method, over the life of the DB Credit Agreement. As of December 31, 2016, the weighted-average interest rate of borrowings under the DB Credit Agreement was 2.11%, excluding accretion of original issue discount and amortization of deferred financing fees, and there was $859.5 million available on the revolving credit facility.

In addition to the DB Credit Agreement, the Company is party to various bilateral credit facilities with a borrowing capacity of $263.4 million. As of December 31, 2016, outstanding borrowings under these facilities total $97.5 million, with a weighted average borrowing rate of 1.40%.

The Company is also party to letter of credit facilities with an aggregate capacity of $758.4 million. Total letters of credit of $374.5 million were outstanding as of December 31, 2016.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit, which is $80 million as of December 31, 2016. As of December 31, 2016, the total outstanding borrowings under the receivables financing facility were $63.4 million and the interest rate was 1.61%. The scheduled termination date for the receivables financing facility, currently December 19, 2017, may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of the Company’s debt as of December 31, 2016 are as follows(1):

(In thousands)
2017	$5,406
2018	4,676
2019	2,447
2020	1,285,704
Total contractual maturities	1,298,233
Debt discount	(6,089)
Total debt	$1,292,144

(1) Represents scheduled payments required under the DB Credit Agreement through June 5, 2020, as well as the contractual maturities of other debt outstanding as of December 31, 2016, and reflects management’s intention to repay scheduled maturities of the term loans outstanding under the DB Credit Agreement and the trade receivables financing arrangement (if not extended) with proceeds from the revolving credit facility.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. As of December 31, 2016, the Company is in compliance with the covenants under the DB Credit Agreement.

11. Equity

Common and Preferred Stock

During the years ended December 31, 2016, 2015 and 2014, 293,836, 676,126 and 252,674 shares of Common stock, respectively, were issued in connection with stock option exercises and employee share-based payment arrangements that vested during the year.

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

The Company contributed 66,000 shares and 183,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan on May 21, 2015 and January 15, 2014, respectively. No contributions of Colfax Common stock were made during the year ended December 31, 2016.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions, which were to be retired upon repurchase. The repurchase program was authorized until December 31, 2016 and did not obligate the Company to acquire any specific number of shares. The timing and amount of shares repurchased was determined by management based on its evaluation of market conditions and other factors. The repurchase program was conducted pursuant to SEC Rule 10b-18. During the years ended December 31, 2016 and 2015, the Company repurchased 1,000,000 shares and 986,279 shares, respectively, of its Common stock in open market transactions for approximately $20.8 million and $27.4 million, respectively. The repurchase program expired as of December 31, 2016.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014. All amounts are net of tax and noncontrolling interest.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2014	$(163,092)	$123,021	$(6,529)	$(46,600)
Acquisition of shares held by noncontrolling interest	—	(942)	—	(942)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	(89,379)	—	—	(89,379)
Foreign currency translation adjustment	4,742	(351,234)	(32)	(346,524)
Gain on long-term intra-entity foreign currency transactions	—	2,096	—	2,096
Gain on net investment hedges	—	—	39,374	39,374
Unrealized loss on cash flow hedges	—	—	(8,932)	(8,932)
Other	1,934	—	—	1,934
Other comprehensive (loss) income before reclassifications	(82,703)	(349,138)	30,410	(401,431)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,282	—	—	5,282
Net current period Other comprehensive (loss) income	(77,421)	(349,138)	30,410	(396,149)
Balance at December 31, 2014	$(240,513)	$(227,059)	$23,881	$(443,691)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	28,349	—	—	28,349
Foreign currency translation adjustment	7,747	(301,011)	(382)	(293,646)
Loss on long-term intra-entity foreign currency transactions	—	(550)	—	(550)
Gain on net investment hedges	—	—	14,537	14,537
Unrealized loss on cash flow hedges	—	—	(2,873)	(2,873)
Other	3,817	—	—	3,817
Other comprehensive income (loss) before reclassifications	39,913	(301,561)	11,282	(250,366)
Amounts reclassified from Accumulated other comprehensive loss(1)	7,342	—	—	7,342
Net current period Other comprehensive income (loss)	47,255	(301,561)	11,282	(243,024)
Balance at December 31, 2015	$(193,258)	$(528,620)	$35,163	$(686,715)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	4,815	—	—	4,815
Foreign currency translation adjustment	2,620	(312,017)	722	(308,675)
Loss on long-term intra-entity foreign currency transactions	—	(22,530)	—	(22,530)
Gain on net investment hedges	—	—	18,537	18,537
Unrealized loss on cash flow hedges	—	—	(789)	(789)
Other comprehensive income (loss) before reclassifications	7,435	(334,547)	18,470	(308,642)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	4,634	2,378	—	7,012
Net current period Other comprehensive income (loss)	12,069	(332,169)	18,470	(301,630)
Balance at December 31, 2016	$(181,189)	$(860,789)	$53,633	$(988,345)

(1) Included in the computation of net periodic benefit cost. See Note 13, “Defined Benefit Plans” for additional details.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Foreign currency translation adjustment reclassification is the result of deconsolidation of the Company’s Venezuelan operations during the year ended December 31, 2016. See Note 2, “Summary of Significant Accounting Policies” for further discussion.

During the year ended December 31, 2016, Noncontrolling interest increased by $0.6 million as a result of Other comprehensive income, primarily due to foreign currency translation adjustment. During the years ended December 31, 2015 and 2014, Noncontrolling interest decreased by $22.8 million and $12.4 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

Share-Based Payments

On May 13, 2016, the Company adopted the Colfax Corporation 2016 Omnibus Incentive Plan (the “2016 Plan”) which replaced the Colfax Corporation 2008 Omnibus Incentive Plan dated April 21, 2008, as amended and restated on April 2, 2012. The 2016 Plan provides the Compensation Committee of the Company’s Board of Directors discretion in creating employee equity incentives. Awards under the 2016 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, and other stock-based awards.

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Income, as payroll costs of the employees receiving the awards are recorded in the same line item.

The Company’s Consolidated Statements of Income reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Stock-based compensation expense	$19,020	$16,321	$17,580
Deferred tax benefit	6,271	5,342	4,054

As of December 31, 2016, the Company had $45.9 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 1.4 years. The intrinsic value of awards exercised or issued upon vesting was $6.5 million, $21.8 million and $13.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Stock Options

Under the 2016 Plan, the Company may grant options to purchase Common stock, with a maximum term of 10 years at a purchase price equal to the market value of the Company’s Common stock on the date of grant. In the case of an incentive stock option granted to a holder of 10% of the Company’s outstanding Common stock, the Company may grant options to purchase Common stock with a maximum term of 5 years, at a purchase price equal to 110% of the market value of the Company’s Common stock on the date of grant.

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

	Year Ended December 31,
	2016	2015	2014
Expected period that options will be outstanding (in years)	4.95	5.02	4.87
Interest rate (based on U.S. Treasury yields at the time of grant)	1.41%	1.62%	1.62%
Volatility	42.50%	28.75%	34.67%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$9.47	$11.87	$22.65

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2016, expected volatility was estimated based on the historical volatility of the Company’s stock price and during the years ended December 31, 2015 and 2014, expected volatility was estimated based on the historical volatility of comparable public companies. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2016	4,261,590	$41.07
Granted	1,332,729	24.60
Exercised	(119,722)	18.43
Forfeited	(184,337)	46.83
Expired	(962,433)	36.09
Outstanding at December 31, 2016	4,327,827	$37.49	5.01	$23,782
Vested or expected to vest at December 31, 2016	4,278,204	$37.51	5.00	$23,444
Exercisable at December 31, 2016	1,219,274	$39.85	3.52	$6,139

(1)
The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

Restricted Stock Units

Under the 2016 Plan, the Compensation Committee of the Board of Directors may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting various performance goals. The vesting of the stock units is determined based on whether the Company achieves the applicable performance criteria established by the Compensation Committee of the Board of Directors. If the performance criteria are satisfied, the units are subject to additional time vesting requirements as determined at the time of grant. Under the 2016 Plan, the Compensation Committee of the Board of Directors may award non-performance-based restricted stock units (“RSUs”) to select executives, employees and outside directors. The Compensation Committee determines the terms and conditions of each award, including the restriction period and other criteria applicable to the awards. Directors may also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s Board of Directors.

The fair value of PRSUs and RSUs is equal to the market value of a share of Common stock on the date of grant and the related compensation expense is recognized ratably over the requisite service period and, for PRSUs, when it is expected that any of the performance criterion will be achieved. The performance criteria have not yet been met for the PRSUs granted during the years ended December 31, 2016, 2015 and 2014.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	523,011	$40.19	413,521	$44.20
Granted	202,862	24.30	310,826	25.57
Vested	(96,794)	32.56	(79,140)	45.62
Forfeited	(1,763)	33.35	(61,309)	39.87
Nonvested at December 31, 2016	627,316	$36.25	583,898	$34.54

The fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $6.5 million, $8.9 million and $6.4 million, respectively.

12. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Accrued payroll	$102,960	$99,383
Accrued taxes	38,367	51,834
Accrued asbestos-related liability	51,166	48,780
Warranty liability - current portion	30,710	36,128
Accrued restructuring liability - current portion	13,184	12,918
Accrued third-party commissions	8,697	10,275
Other	99,274	86,751
Accrued liabilities	$344,358	$346,069

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2016
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$3,979	$24,123	$(21,126)	$(200)	$6,776
Facility closure costs(2)	2,657	12,414	(13,218)	(139)	1,714
	6,636	36,537	(34,344)	(339)	8,490
Non-cash charges		5,945
		42,482
Fabrication Technology:
Termination benefits(1)	6,031	23,104	(25,263)	(160)	3,712
Facility closure costs(2)	426	7,261	(6,611)	(95)	981
	6,457	30,365	(31,874)	(255)	4,693
Non-cash charges		1,323
		31,688
Corporate and Other:
Facility closure costs(2)	625	—	(344)	(78)	203
	625	—	(344)	(78)	203
	$13,718	66,902	$(66,562)	$(672)	$13,386
Non-cash charges		7,268
		$74,170

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
(3) As of December 31, 2016, $13.2 million and $0.2 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2015
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$7,551	$19,927	$(22,994)	$(505)	$3,979
Facility closure costs(2)	1,445	9,031	(7,643)	(176)	2,657
	8,996	28,958	(30,637)	(681)	6,636
Non-cash charges		2,569
		31,527
Fabrication Technology:
Termination benefits(1)	11,155	15,507	(20,196)	(435)	6,031
Facility closure costs(2)	1,937	5,321	(6,647)	(185)	426
	13,092	20,828	(26,843)	(620)	6,457
Non-cash charges		8,822
		29,650
Corporate and Other:
Facility closure costs(2)	922	—	(254)	(43)	625
	922	—	(254)	(43)	625
	$23,010	49,786	$(57,734)	$(1,344)	$13,718
Non-cash charges		11,391
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

The Company expects to incur Restructuring and other related charges of approximately $45 million during the year ending December 31, 2017 related to its restructuring activities.

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

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,550,643	$1,765,493	$33,093	$35,085
Acquisitions	—	31,914	—	4,983
Service cost	4,059	4,612	39	33
Interest cost	51,638	54,807	1,038	1,170
Actuarial loss (gain)	126,505	(93,878)	(5,689)	(6,410)
Foreign exchange effect	(158,453)	(77,854)	—	—
Benefits paid	(97,488)	(105,589)	(2,186)	(1,942)
Settlements	(1,591)	(29,811)	—	—
Other	(37)	949	—	174
Projected benefit obligation, end of year	$1,475,276	$1,550,643	$26,295	$33,093
Accumulated benefit obligation, end of year	$1,452,000	$1,530,327	$26,295	$33,093
Change in plan assets:
Fair value of plan assets, beginning of year	$1,337,405	$1,469,103	$—	$—
Acquisitions	—	28,591	—	—
Actual return on plan assets	191,562	(9,390)	—	—
Employer contribution(1)	32,347	45,594	2,186	1,942
Foreign exchange effect	(164,316)	(63,060)	—	—
Benefits paid	(97,488)	(105,589)	(2,186)	(1,942)
Settlements	(1,591)	(28,399)	—	—
Other	(19)	555	—	—
Fair value of plan assets, end of year	$1,297,900	$1,337,405	$—	$—
Funded status, end of year	$(177,376)	$(213,238)	$(26,295)	$(33,093)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$85,828	$73,914	$—	$—
Current liabilities	(5,073)	(4,741)	(2,174)	(2,915)
Non-current liabilities	(258,131)	(282,411)	(24,121)	(30,178)
Total	$(177,376)	$(213,238)	$(26,295)	$(33,093)

(1)	Contributions during the year ended December 2015 include a contribution of 66,000 shares of Colfax Common stock with a value on the contribution date of approximately $3.4 million.

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $0.6 billion and $0.4 billion, respectively, as of December 31, 2016 and $1.0 billion and $0.7 billion, respectively, as of December 31, 2015.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $0.6 billion and $0.4 billion, respectively, as of December 31, 2016 and $1.0 billion and $0.7 billion, respectively, as of December 31, 2015.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2016	2015
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,075,223	$1,265,143
Service cost	3,881	4,506
Interest cost	34,298	37,253
Actuarial loss (gain)	132,898	(64,801)
Foreign exchange effect	(158,453)	(77,854)
Benefits paid	(53,028)	(60,162)
Settlements	(1,591)	(29,811)
Other	(35)	949
Projected benefit obligation, end of year	$1,033,193	$1,075,223
Accumulated benefit obligation, end of year	$1,009,916	$1,054,907
Change in plan assets:
Fair value of plan assets, beginning of year	$981,249	$1,079,497
Actual return on plan assets	158,992	11,159
Employer contribution	32,168	41,659
Foreign exchange effect	(164,316)	(63,060)
Benefits paid	(53,028)	(60,162)
Settlements	(1,591)	(28,399)
Other	(19)	555
Fair value of plan assets, end of year	$953,455	$981,249
Funded status, end of year	$(79,738)	$(93,974)

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2017, related to plans as of December 31, 2016, are $30.1 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2017	$82,669	$48,989	$2,174
2018	81,813	48,631	2,103
2019	80,516	47,871	1,952
2020	80,534	48,293	1,803
2021	80,403	48,745	1,674
2022- 2026	397,871	251,670	7,323

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

	Actual Asset Allocation December 31,		Target
	2016	2015	Allocation
U.S. Plans:
Equity securities:
U.S.	44%	42%	30% - 45%
International	15%	16%	10% - 20%
Fixed income	36%	41%	30% - 50%
Other	1%	1%	0% - 20%
Cash and cash equivalents	4%	—%	0% - 5%
Foreign Plans:
Equity securities	32%	32%	10% - 50%
Fixed income securities	65%	64%	50% - 90%
Cash and cash equivalents	1%	1%	0% - 25%
Other	2%	3%	0% - 5%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 14, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2016
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$16,517	$—	$—	$16,517
Equity securities:
U.S. large cap	97,530	—	—	—	97,530
U.S. small/mid cap	41,141	12,116	—	—	53,257
International	51,656	—	—	—	51,656
Fixed income mutual funds:
U.S. government and corporate	123,663	—	—	—	123,663
Other(2)	—	1,822	—	—	1,822
Foreign Plans:
Cash and cash equivalents	—	8,758	—	—	8,758
Equity securities	129,525	144,696	32,966	—	307,187
Non-U.S. government and corporate bonds	—	292,288	321,657	—	613,945
Other(2)	—	592	22,973	—	23,565
	$443,515	$476,789	$377,596	$—	$1,297,900

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient (the “NAV”) have not been classified in the fair value hierarchy. These investments, consisting of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.

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

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient (the “NAV”) have not been classified in the fair value hierarchy. These investments, consisting primarily of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.

(2) Represents diversified portfolio funds, real estate and reinsurance contracts and money market funds.

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$4,059	$4,612	$4,883	$39	$33	$155
Interest cost	51,638	54,807	70,469	1,038	1,170	1,304
Amortization	8,334	11,515	6,608	(407)	259	468
Settlement loss (gain)	48	(582)	190	—	—	—
Other	37	525	328	—	174	—
Expected return on plan assets	(57,169)	(58,107)	(69,055)	—	—	—
Net periodic benefit cost	$6,947	$12,770	$13,423	$670	$1,636	$1,927
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial (gain) loss	$(9,523)	$(33,558)	$96,005	$(5,689)	$(6,410)	$5,553
Less amounts included in net periodic benefit cost:
Amortization of net loss	(8,362)	(11,515)	(6,608)	655	(11)	(220)
Settlement loss	(74)	(952)	(190)	—	—	—
Amortization of prior service cost	28	—	—	(248)	(248)	(248)
Total recognized in Other comprehensive loss	$(17,931)	$(46,025)	$89,207	$(5,282)	$(6,669)	$5,085

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$3,881	$4,506	$4,883
Interest cost	34,298	37,253	51,658
Amortization	1,870	4,272	1,669
Settlement loss (gain)	48	(582)	190
Other	37	525	328
Expected return on plan assets	(32,596)	(32,921)	(44,287)
Net periodic benefit cost	$7,538	$13,053	$14,441
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial loss (gain)	$4,867	$(50,216)	$38,904
Less amounts included in net periodic benefit cost:
Amortization of net loss	(1,898)	(4,272)	(1,669)
Settlement loss	(74)	(952)	(190)
Amortization of prior service cost	28	—	—
Total recognized in Other comprehensive loss	$2,923	$(55,440)	$37,045

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)
Net actuarial loss (gain)	$221,294	$239,225	$(6,878)	$(1,845)
Prior service cost	—	—	310	559
Total	$221,294	$239,225	$(6,568)	$(1,286)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheet that are expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2017 are as follows:

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss (gain)	$10,630	$(649)
Prior service cost	—	248
Total	$10,630	$(401)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Weighted-average discount rate:
All plans	2.9%	3.6%	3.9%	4.0%
Foreign plans	2.6%	3.5%	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.6%	1.5%	—	—

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Weighted-average discount rate:
All plans	3.6%	3.3%	4.4%	4.0%	3.6%	4.4%
Foreign plans	3.5%	3.3%	4.4%	—	—	—
Weighted-average expected return on plan assets:
All plans	4.8%	4.7%	5.4%	—	—	—
Foreign plans	4.1%	3.9%	4.9%	—	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.5%	1.6%	1.7%	—	—	—

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of approximately 6.2% was assumed. The rate was assumed to decrease gradually to 5.25% by 2021 for one the Company’s plans and to 4.5% by 2027 for the remaining plans and remain at those levels thereafter for benefits covered under the plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components for the year ended December 31, 2016	$99	$(80)
Effect on post-retirement benefit obligation at December 31, 2016	2,400	(1,951)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2016, 2015 and 2014 was $22.9 million, $26.5 million and $25.3 million, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.3 billion and $1.4 billion as of December 31, 2016 and 2015, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2016
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,603	$—	$—	$24,603
Foreign currency contracts related to sales - designated as hedges	—	992	—	992
Foreign currency contracts related to sales - not designated as hedges	—	1,422	—	1,422
Foreign currency contracts related to purchases - designated as hedges	—	4,224	—	4,224
Foreign currency contracts related to purchases - not designated as hedges	—	120	—	120
Deferred compensation plans	—	4,586	—	4,586
	$24,603	$11,344	$—	$35,947

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$11,280	$—	$11,280
Foreign currency contracts related to sales - not designated as hedges	—	256	—	256
Foreign currency contracts related to purchases - designated as hedges	—	469	—	469
Foreign currency contracts related to purchases - not designated as hedges	—	1,004	—	1,004
Deferred compensation plans	—	4,586	—	4,586
	$—	$17,595	$—	$17,595

	December 31, 2015
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,516	$—	$—	$22,516
Foreign currency contracts related to sales - designated as hedges	—	988	—	988
Foreign currency contracts related to sales - not designated as hedges	—	664	—	664
Foreign currency contracts related to purchases - designated as hedges	—	1,554	—	1,554
Foreign currency contracts related to purchases - not designated as hedges	—	338	—	338
Deferred compensation plans	—	4,000	—	4,000
	$22,516	$7,544	$—	$30,060

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$6,368	$—	$6,368
Foreign currency contracts related to sales - not designated as hedges	—	969	—	969
Foreign currency contracts related to purchases - designated as hedges	—	322	—	322
Foreign currency contracts related to purchases - not designated as hedges	—	128	—	128
Deferred compensation plans	—	4,000	—	4,000
	$—	$11,787	$—	$11,787

There were no transfers in or out of Level One, Two or Three during the year ended December 31, 2016.

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

Foreign Currency Contracts

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

As of December 31, 2016 and 2015, the Company had foreign currency contracts with the following notional values:

	December 31,
	2016	2015
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$87,172	$119,653
Foreign currency contracts sold - designated as hedges	215,086	206,366
Foreign currency contracts purchased - not designated as hedges	40,127	41,480
Foreign currency contracts purchased - designated as hedges	84,604	62,794
Total foreign currency derivatives	$426,989	$430,293

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	$1,847	$(2,350)	$(4,706)
Realized loss	(4,771)	(512)	(5,776)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized loss	(1,269)	(1,173)	(1,719)
Realized gain	2,570	756	3,386
Unrealized gain on net investment hedges(1)	18,537	14,537	39,374
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	1,471	2,260	(1,389)
Realized loss	(117)	(5,644)	(4,342)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(1,095)	393	(1,304)
Realized (loss) gain	(653)	1,165	1,355

(1) The unrealized gain on net investment hedges is attributable to the change in valuation of Euro denominated debt.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. Customers purchasing from our operations in China represented 23% and 20% of the Company’s Accounts receivable, net as of December 31, 2016 and 2015, respectively.

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

Claims activity since December 31 related to asbestos claims is as follows(1):

	Year Ended December 31,
	2016	2015	2014
	(Number of claims)
Claims unresolved, beginning of period	20,583	21,681	22,393
Claims filed(2)	5,163	4,821	4,850
Claims resolved(3)	(5,179)	(5,919)	(5,562)
Claims unresolved, end of period	20,567	20,583	21,681
	(In dollars)
Average cost of resolved claims(4)	$8,872	$6,056	$7,513

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each subsidiary has separate insurance coverage acquired prior to Company ownership of each independent entity. The Company has evaluated the insurance assets for each subsidiary based upon the applicable policy language and allocation methodologies, and law pertaining to the affected subsidiary’s insurance policies.

One of the subsidiaries was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. The subsidiary has sought coverage from certain excess layer insurers whose terms and conditions follow form to the umbrella carrier, which parties’ dispute was resolved by the Delaware state courts during 2016. This litigation confirmed that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits), that the subsidiary has rights to excess insurance policies purchased by a former owner of the business, and that, based on the September 12, 2016 ruling by the Delaware Supreme Court, the subsidiary has a right to immediately access the excess layer policies. Further, the Delaware Supreme Court ruled in the subsidiary’s favor on a “trigger of coverage” issue, holding that every policy in place during or after the date of a claimant’s first significant exposure to asbestos was “triggered” and potentially could be accessed to cover that claimant’s claim. The Court also largely affirmed and reversed in part some of the prior lower court rulings on defense obligations and whether payment of such costs erode policy limits or are payable in addition to policy limits.

Based upon these rulings, the Company currently estimates that the subsidiary’s future expected recovery percentage is approximately 92% of asbestos-related costs with the subsidiary expected to be responsible for approximately 8% of its future asbestos-related costs.

Since approximately mid-2011, the Company had funded $94.9 million of the subsidiary’s asbestos-related defense and indemnity costs through December 31, 2016, which it expects to recover from insurers. Based on the above-referenced court rulings, the Company recently requested that its insurers reimburse all of that amount and currently expects to receive substantially all of that amount. In late December 2016, $23.6 million of that amount was reimbursed. Certain of the excess insurers have advised the subsidiary that they are still reviewing costs data relating to the other unreimbursed amounts. The subsidiary also has requested that certain excess insurers provide ongoing coverage for future asbestos-related defense and/or indemnity costs. The insurers to which the vast majority of pending claims have been tendered have not yet responded to this request. To the extent any disagreements concerning excess insurers’ payment obligations under the Delaware Supreme Court’s rulings remain, they are expected to be resolved by Delaware court action, which is still pending and has been remanded to the Delaware Superior Court for any further proceedings. In the interim, and while not impacting the results of operations, the Company’s cash funding for future asbestos-related defense and indemnity costs for which it expects reimbursement from insurers could range up to $10 million per quarter.

In 2003, another subsidiary filed a lawsuit against a large number of its insurers and its former parent to resolve a variety of disputes concerning insurance for asbestos-related bodily injury claims asserted against it. Court rulings in 2007 and 2009 clarified the insurers allocation methodology as mandated by the New Jersey courts, the allocation calculation related to amounts currently due from insurers, and amounts the Company expects to be reimbursed for asbestos-related costs incurred in future periods.

A final judgment at the trial court level was rendered in 2011 and confirmed by the Appellate Division in 2014. In 2015, the New Jersey Supreme Court refused to grant certification of the appeals, effectively ending the matter. The subsidiary expects to be responsible for approximately 21% of all future asbestos-related costs.

During the year ended December 31, 2014 the Company recorded a $6.9 million pre-tax charge due to a higher number of asbestos claims settlements and a decline in the insurance recovery rate. The charge was comprised of an increase in asbestos-related liabilities of $14.5 million partially offset by an increase in expected insurance recoveries of $7.6 million. During the year ended December 31, 2015, the Company recorded a $4.1 million pre-tax charge due to an increase in mesothelioma and lung cancer claims and higher settlement values per claim that have occurred and are expected to continue to occur in certain jurisdictions. The pre-tax charge was comprised of an increase in asbestos-related liabilities of $20.2 million partially offset by an increase in expected insurance recoveries of $16.1 million. These pre-tax charges were included in Selling, general and administrative expense in the Consolidated Statements of Income. During the year ended December 31, 2016, the Company recorded an $8 million increase in asbestos-related liabilities due to higher settlement values per claim. The related insurance asset was accordingly increased $6.4 million, resulting in a net pre-tax charge to Selling, general, and administrative expense of $1.6 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31,
	2016	2015
	(In thousands)
Long-term asbestos insurance asset(1)	293,289	312,967
Long-term asbestos insurance receivable(1)	92,269	96,007
Accrued asbestos liability(2)	51,166	48,780
Long-term asbestos liability(3)	330,194	350,394

(1) Included in Other assets in the Consolidated Balance Sheets.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability cost that the Company believes the subsidiaries will pay through the next 15 years, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated Balance Sheets.
(3) Included in Other liabilities in the Consolidated Balance Sheets.

As discussed above, on September 12, 2016, the Delaware Supreme Court affirmed prior rulings regarding the subsidiary’s insurance policies and also ruled on other matters including specific determinations of coverage for defense costs under the excess policies. The net result of the ruling is an adjustment to the Company’s expected future recoveries, resulting in an $8.2 million reduction to the net recoverable insurance asset recorded as a pre-tax charge to the Consolidated Statement of Income for the year ended December 31, 2016. The estimated future expected recovery rate may change over time as these claims are fully settled, which may result in periodic adjustments impacting our financial condition and results of operations.

Certain matters, including potential interest which could be awarded to the subsidiary, are subject to further rulings from the Delaware courts. While the outcome is uncertain, none of these matters is expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Delaware Supreme Court’s ruling is also expected to result in the receipt from excess insurers of approximately $73 million in unreimbursed costs funded by the subsidiary in defense and settlement of asbestos claims, although the timing of cash defense and settlement costs, compared to levels experienced prior to the ruling, remains uncertain.

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

On August 10, 2015, the Lincoln Electric Company and Lincoln Global, Inc. (collectively, “Lincoln Electric”) filed suit against The ESAB Group, Inc. and ESAB AB in the United States District Court, Eastern District of Texas, alleging infringement of certain patents allegedly owned by Lincoln Electric. This matter was settled on December 30, 2016. The settlement had no material impact on the Company’s Consolidated Financial Statements for the year ended December 31, 2016 and is not expected to have a material impact in future periods on the financial condition, results of operations or cash flow of the Company.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Minimum Lease Obligations

The Company’s minimum obligations under non-cancelable operating leases are as follows:

December 31, 2016
(In thousands)
2017	$27,926
2018	24,032
2019	19,301
2020	16,541
2021	10,921
Thereafter	49,831
Total	$148,552

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2016, 2015 and 2014, the Company’s net rental expense related to operating leases was $37.8 million, $39.9 million and $39.8 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had $305.4 million of unconditional purchase obligations with suppliers, substantially all of which is expected to be paid by December 31, 2017.

16. Segment Information

The Company conducts its operations through three operating segments: air and gas handling, fluid handling and fabrication technology. The air and gas handling and fluid handling operating segments are aggregated into a single reportable segment. A description of the Company’s reportable segments is as follows:

▪
Gas and Fluid Handling - a global supplier of a broad range of gas and fluid handling products, including heavy-duty centrifugal and axial fans, rotary heat exchangers, gas compressors, pumps, fluid handling systems, controls and specialty valves, which serves customers in the power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other end markets; and

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net sales:
Gas and fluid handling	$1,846,555	$1,981,816	$2,329,598
Fabrication technology	1,800,492	1,985,237	2,294,878
Total Net sales	$3,647,047	$3,967,053	$4,624,476

Segment operating income (loss)(1):
Gas and fluid handling	$166,808	$194,469	$254,240
Fabrication technology	195,197	198,337	265,813
Corporate and other	(49,820)	(46,984)	(52,379)
Total segment operating income	$312,185	$345,822	$467,674

Depreciation, amortization and impairment charges:
Gas and fluid handling	$67,415	$68,457	$96,763
Fabrication technology	75,139	84,913	76,406
Corporate and other	704	1,172	1,555
Total depreciation, amortization and impairment charges	$143,258	$154,542	$174,724

Capital expenditures:
Gas and fluid handling	$26,994	$34,303	$32,558
Fabrication technology	32,662	35,261	47,955
Corporate and other	3,595	313	3,945
Total capital expenditures	$63,251	$69,877	$84,458

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Year Ended December 31,
	2016	2015	2014

Income before income taxes	$207,999	$236,902	$358,248
Interest expense, net	30,016	47,743	51,305
Restructuring and other related charges	74,170	61,177	58,121
Segment operating income	$312,185	$345,822	$467,674

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2016	2015
	(In thousands)
Investments in Equity Method Investees:
Gas and fluid handling	$4,966	$3,805
Fabrication technology	38,217	42,106
	$43,183	$45,911

Total Assets:
Gas and fluid handling	$3,277,713	$3,482,471
Fabrication technology	2,983,464	3,157,078
Corporate and other	124,282	93,370
Total Assets	$6,385,459	$6,732,919

The detail of the Company’s operations by product type and geography is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net Sales by Major Product:
Air and gas handling	$1,385,261	$1,449,115	$1,676,180
Fluid handling	461,294	532,701	653,418
Welding and cutting	1,800,492	1,985,237	2,294,878
Total Net sales	$3,647,047	$3,967,053	$4,624,476

Net Sales by Origin(1):
United States	$995,190	$1,124,883	$1,097,864
Foreign locations	2,651,857	2,842,170	3,526,612
Total Net sales	$3,647,047	$3,967,053	$4,624,476

(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	December 31,
	2016	2015
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$177,831	$179,194
Czech Republic	72,776	75,540
China	56,220	63,784
Other Foreign Locations	297,387	326,018
Property, plant and equipment, net	$604,214	$644,536

(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2016 and 2015.

	Quarter Ended
	April 1, 2016	July 1, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Net sales	$876,843	$957,249	$879,204	$933,751
Gross profit	280,521	301,105	275,407	288,618
Net income	26,210	43,963	32,199	42,819
Net income attributable to Colfax Corporation common shareholders	22,615	39,754	27,970	37,772
Net income per share – basic and diluted	$0.18	$0.32	$0.23	$0.31

	Quarter Ended
	March 27, 2015	June 26, 2015	September 25, 2015	December 31, 2015(1)
	(In thousands, except per share data)
Net sales	$911,070	$1,025,375	$969,144	$1,061,464
Gross profit	294,438	328,037	295,874	333,425
Net income	56,275	58,829	23,545	48,529
Net income attributable to Colfax Corporation common shareholders	52,056	53,127	18,359	44,197
Net income per share – basic	$0.42	$0.43	$0.15	$0.36
Net income per share – diluted	$0.42	$0.42	$0.15	$0.36

(1) Net income and Net income per share for the three months ended December 31, 2015, was favorably impacted by the enactment of the U.S. tax extenders packages related to the exemption from taxation of certain foreign income in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2017 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2017 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2017 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2017 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2017 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2017 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

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

(C)    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2017.

COLFAX CORPORATION
By: /s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 14, 2017

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER M. HIX
Christopher M. Hix
Senior Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ SAN W. ORR, III
San W. Orr, III
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

COLFAX CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Schedules:	Page Number in Form 10-K

Valuation and Qualifying Accounts	98

EXHIBIT INDEX

Exhibit No.	Description	Location*
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

4.1	Specimen Common Stock Certificate

10.1	Conversion Agreement, dated February 12, 2014, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 12, 2014

10.2	Colfax Corporation 2008 Omnibus Incentive Plan**

10.3	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.4	Colfax Corporation 2016 Omnibus Incentive Plan**	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

10.5	Form of Non-Qualified Stock Option Agreement for officers **	Filed herewith

10.6	Form of Non-Qualified Stock Option Agreement for non-officers **	Filed herewith

10.7	Form of Performance Stock Unit Agreement**	Filed herewith

10.8	Form of Restricted Stock Unit Agreement**	Filed herewith

10.9	Form of Outside Director Deferred Stock Unit Agreement**	Filed herewith

10.10	Form of Outside Director Restricted Stock Unit Agreement (no deferral)**	Filed herewith

10.11	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock **	Filed herewith

10.12	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees**	Filed herewith

Exhibit No.	Description	Location*
10.13	Form of Outside Director Non-Qualified Stock Option Agreement**	Filed herewith

10.14	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013**	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.15	Colfax Corporation Nonqualified Deferred Compensation Plan, as effective January 1, 2016**	Incorporated by reference to Exhibit 10.15 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016

10.16	Employment Agreement between Matthew L. Trerotola and Colfax Corporation**	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 22, 2015

10.17	Letter Agreement between Colfax Corporation and Christopher Hix**	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

10.18	Employment Agreement between Colfax Corporation and Daniel A. Pryor**	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.19	Colfax Corporation Annual Incentive Plan, as amended and restated April 2, 2012**	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.20	Colfax Executive Officer Severance Plan**	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

10.21
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

10.22
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
10.23
Second Amendment to the Credit Agreement, dated June 24, 2016, among Colfax Corporation, as the borrower, the guarantors party thereto, each of the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.
Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

10.24
Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales

10.25	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.26	Amendment No. 2 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 15, 2016	Incorporated by reference to Exhibit 10.37 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016

10.27	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.28	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.29	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.30	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.31	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

Exhibit No.	Description	Location*
10.32	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.33	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.34	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.01	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.02	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

Exhibit No.	Description	Location*
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Unless otherwise noted, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 001-34045).

** Indicates management contract or compensatory plan, contract or arrangement.

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Charged to Other Accounts (2)	Write-Offs Write-Downs and Deductions	Acquisitions and Other (3)	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Year Ended December 31, 2016:
Allowance for doubtful accounts	$39,505	$8,978	$—	$(7,302)	$—	$330	$41,511
Allowance for excess slow-moving and obsolete inventory	36,128	18,763	—	(11,766)	—	(255)	42,870
Valuation allowance for deferred tax assets	161,030	21,013	(1,751)	(14,813)	—	(11,739)	153,740
Year Ended December 31, 2015:
Allowance for doubtful accounts	$27,256	$16,225	$—	$(526)	$—	$(3,450)	$39,505
Allowance for excess slow-moving and obsolete inventory	34,573	8,078	—	(2,225)	—	(4,298)	36,128
Valuation allowance for deferred tax assets	159,252	11,461	(3,862)	(2,845)	—	(2,976)	161,030
Year Ended December 31, 2014:
Allowance for doubtful accounts	$31,282	$2,950	$—	$(4,100)	$—	$(2,876)	$27,256
Allowance for excess slow-moving and obsolete inventory	32,773	8,748	—	(5,098)	—	(1,850)	34,573
Valuation allowance for deferred tax assets	360,910	11,933	(65,999)	(146,177)	1,356	(2,771)	159,252

(1)	Amounts charged to expense are net of recoveries for the respective period.

(2)	Represents amount charge to Accumulated other comprehensive loss and, for the year ended December 31, 2014, includes reclassifications to deferred tax asset accounts.

(3)	The valuation allowance for deferred tax assets during the year ended December 31, 2014 reflects the impact of purchase accounting adjustments recorded during the year ended December 31, 2015.