Form 10-Q
period 2017-03-31
Colfax CORP
filed 2017-05-05
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2017, there were 122,991,778 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016

Net sales	$844,926	$876,843
Cost of sales	565,559	596,322
Gross profit	279,367	280,521
Selling, general and administrative expense	206,046	214,387
Restructuring and other related charges	7,100	17,668
Operating income	66,221	48,466
Interest expense	9,095	9,120
Income before income taxes	57,126	39,346
Provision for income taxes	15,639	13,136
Net income	41,487	26,210
Less: income attributable to noncontrolling interest, net of taxes	2,945	3,595
Net income attributable to Colfax Corporation	$38,542	$22,615
Net income per share - basic and diluted	$0.31	$0.18

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
Net income	$41,487	$26,210
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(2,095) and $246	60,000	(20,042)
Unrealized loss on hedging activities, net of tax of $236 and $(2,880)	(937)	(9,553)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $760 and $675	1,674	1,360
Amortization of pension and other post-retirement prior service cost, net of tax of $24 and $22	38	40
Other comprehensive income (loss)	60,775	(28,195)
Comprehensive income (loss)	102,262	(1,985)
Less: comprehensive income attributable to noncontrolling interest	6,777	7,027
Comprehensive income (loss) attributable to Colfax Corporation	$95,485	$(9,012)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,840	$221,730
Trade receivables, less allowance for doubtful accounts of $42,309 and $41,511	901,327	913,614
Inventories, net	427,327	403,857
Other current assets	244,083	246,396
Total current assets	1,780,577	1,785,597
Property, plant and equipment, net	575,428	570,852
Goodwill	2,587,961	2,563,326
Intangible assets, net	930,090	932,702
Other assets	555,689	532,982
Total assets	$6,429,745	$6,385,459

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,865	$5,406
Accounts payable	607,827	605,895
Customer advances and billings in excess of costs incurred	148,531	151,015
Accrued liabilities	319,631	344,358
Total current liabilities	1,081,854	1,106,674
Long-term debt, less current portion	1,244,902	1,286,738
Other liabilities	891,557	898,703
Total liabilities	3,218,313	3,292,115
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 122,991,778 and 122,780,261 issued and outstanding	123	123
Additional paid-in capital	3,207,724	3,199,682
Retained earnings	733,942	685,411
Accumulated other comprehensive loss	(931,402)	(988,345)
Total Colfax Corporation equity	3,010,387	2,896,871
Noncontrolling interest	201,045	196,473
Total equity	3,211,432	3,093,344
Total liabilities and equity	$6,429,745	$6,385,459

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2016	122,780,261	$123	$3,199,682	$685,411	$(988,345)	$196,473	$3,093,344
Cumulative effect of accounting change	—	—	—	9,989	—	—	9,989
Net income	—	—	—	38,542	—	2,945	41,487
Distributions to noncontrolling owners	—	—	—	—	—	(2,205)	(2,205)
Other comprehensive income, net of tax of $(1.1) million	—	—	—	—	56,943	3,832	60,775
Common stock-based award activity	211,517	—	8,042	—	—	—	8,042
Balance at March 31, 2017	122,991,778	$123	$3,207,724	$733,942	$(931,402)	$201,045	$3,211,432

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016

Cash flows from operating activities:
Net income	$41,487	$26,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	31,972	37,717
Stock-based compensation expense	5,799	5,110
Non-cash interest expense	1,003	1,066
Deferred income tax benefit	(1,833)	(143)
Changes in operating assets and liabilities:
Trade receivables, net	(1,428)	23,759
Inventories, net	(17,961)	(24,244)
Accounts payable	(5,882)	(37,112)
Customer advances and billings in excess of costs incurred	(4,192)	(1,078)
Changes in other operating assets and liabilities	(8,560)	(15,769)
Net cash provided by operating activities	40,405	15,516

Cash flows from investing activities:
Purchases of fixed assets, net	(11,709)	(15,389)
Net cash used in investing activities	(11,709)	(15,389)

Cash flows from financing activities:
Payments under term credit facility	(9,375)	(9,375)
Proceeds from borrowings on revolving credit facilities and other	219,489	313,796
Repayments of borrowings on revolving credit facilities and other	(257,153)	(290,452)
Proceeds from issuance of common stock, net	2,244	330
Repurchases of common stock	—	(20,812)
Other	(2,490)	1,226
Net cash used in financing activities	(47,285)	(5,287)

Effect of foreign exchange rates on Cash and cash equivalents	4,699	3,733
Decrease in Cash and cash equivalents	(13,890)	(1,427)
Cash and cash equivalents, beginning of period	221,730	197,469
Cash and cash equivalents, end of period	$207,840	$196,042

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

The Condensed Consolidated Balance Sheet as of December 31, 2016 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), filed with the SEC on February 14, 2017.

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our gas and fluid handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company expects to apply the ASU and its related updates on a full retrospective basis as of January 1, 2018. Based on the analysis performed to date on the Company’s different revenue streams, the Company expects the adoption of the ASU will primarily impact the timing of revenue recognition for air and gas handling customer orders for which percentage of completion accounting applies. As of March 31, 2017, there have been no indications the adoption of the ASU will have a material impact on its Consolidated Financial Statements. In addition, the Company is in the process of evaluating the qualitative and quantitative disclosure guidance of the new ASU for possible enhancements to the Company’s financial statements that will enable users to better understand the nature, amount, timing, and uncertainty of revenues and cashflows arising from contracts with customers.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory”. The ASU requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. The Company adopted the ASU in the three months ended March 31, 2017 on a prospective basis.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The ASU requires, among other things, a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The ASU also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. The Company is in the process of analyzing initial data gathered to evaluate the impact of adopting the ASU on its Consolidated Financial Statements and its use of practical expedients. The Company does not expect to early adopt this ASU.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”. The ASU, among other things, aims to simplify shared-based payment accounting by recording all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and eliminates the requirement that excess tax benefits be realized before they can be recognized. The effect for excess tax benefits not previously recognized is recorded as a cumulative adjustment to retained earnings pursuant to a modified retrospective adoption method. Excess tax benefits and deficiencies are accounted for as discrete items in the period the stock awards vest or otherwise are settled. Further, the guidance requires that excess tax benefits be presented as an operating activity on the statement of cash flows consistent with other income tax cash flows. The Company’s adoption of the ASU as of January 1, 2017 resulted in a cumulative catch-up adjustment that increased retained earnings by $10.0 million with a corresponding increase to U.S. deferred tax assets related to prior years’ unrecognized excess tax benefits. The Company has also elected to continue its entity-wide accounting policy to estimate the amount of awards that are expected to vest.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU is effective for fiscal periods beginning after December 15, 2019 and early adoption is permitted. The ASU eliminates the probable initial recognition threshold under current U.S. GAAP and broadens the information an entity must consider when developing its expected credit loss estimates to include forward-looking information. The Company is currently evaluating the impact of adopting the ASU on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 203)”. The ASU addresses eight specific cash flow issues and clarifies their presentation and classification in the Statement of Cash Flows. The ASU is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adopting the ASU on its Consolidated Financial Statements.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. Among other things, the ASU provides clarification on the presentation of the costs of computer software developed or obtained for internal use. The Company retrospectively adopted the ASU in the three months ended March 31, 2017 and reclassified the carrying value of internal-use computer software from Property, plant and equipment, net to Intangible assets, net. The carrying value of internal-use computer software was $31.1 million and $33.0 million, respectively, as of March 31, 2017 and December 31, 2016.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)”. The ASU modifies the measurement of a goodwill impairment loss from the portion of the carrying amount of goodwill that exceeds its implied fair value to the excess of the carrying amount of a reporting unit that exceeds its fair value. This eliminates step 2 of the goodwill impairment test under current guidance. The ASU will be applied prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the timing of adoption.

3. Acquisition

On March 8, 2017, the Company entered into a binding agreement to acquire Siemens Turbomachinery Equipment GmbH (STE) from Siemens AG for a cash consideration of approximately €195 million. The acquisition will be integrated into the gas and fluid handling reporting segment, broadening the segment’s range of compression solutions and expanding its product offering into smaller steam turbines. Closing of the acquisition is expected to be completed during the three months ended December 31, 2017.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Net Income Per Share

Net income per share was computed as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(In thousands, except share data)
Net income attributable to Colfax Corporation	$38,542	$22,615
Weighted-average shares of Common stock outstanding - basic	123,084,878	123,082,661
Net effect of potentially dilutive securities - stock options and restricted stock units	710,505	160,223
Weighted-average shares of Common stock outstanding - diluted	123,795,383	123,242,884
Net income per share - basic and diluted	$0.31	$0.18

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 31, 2017 and April 1, 2016 excludes approximately 2.7 million and 5.0 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three months ended March 31, 2017, Income before income taxes was $57.1 million, while the Provision for income taxes was $15.6 million, and the effective tax rate was 27.4%. The effective tax rates differ from the U.S. federal statutory rate primarily due to international taxes, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017. The provision for income taxes for the three months ended March 31, 2017 also includes a $0.9 million discrete tax benefit primarily associated with a South American jurisdiction.

During the three months ended April 1, 2016, Income before income taxes was $39.3 million, while the Provision for income taxes was $13.1 million, and the effective tax rate was 33.4%. The effective tax rate differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset mostly by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2016.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2017 and April 1, 2016. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2017	$(181,189)	$(860,789)	$53,633	$(988,345)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(678)	67,134	68	66,524
Loss on long-term intra-entity foreign currency transactions	—	(10,259)	—	(10,259)
Loss on net investment hedges	—	—	(3,475)	(3,475)
Unrealized gain on cash flow hedges	—	—	2,427	2,427
Other comprehensive (loss) income before reclassifications	(678)	56,875	(980)	55,217
Amounts reclassified from Accumulated other comprehensive loss (1)	1,726	—	—	1,726
Net current period Other comprehensive income (loss)	1,048	56,875	(980)	56,943
Balance at March 31, 2017	$(180,141)	$(803,914)	$52,653	$(931,402)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2016	$(193,258)	$(528,620)	$35,163	$(686,715)
Other comprehensive loss before reclassifications:
Foreign currency translation adjustment	(929)	(5,711)	388	(6,252)
Loss on long-term intra-entity foreign currency transactions	—	(17,371)	—	(17,371)
Loss on net investment hedges	—	—	(10,573)	(10,573)
Unrealized gain on cash flow hedges	—	—	1,169	1,169
Other comprehensive loss before reclassifications	(929)	(23,082)	(9,016)	(33,027)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,400	—	—	1,400
Net current period Other comprehensive income (loss)	471	(23,082)	(9,016)	(31,627)
Balance at April 1, 2016	$(192,787)	$(551,702)	$26,147	$(718,342)

(1) Included in the computation of net periodic benefit cost. See Note 10, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

During the three months ended March 31, 2017 and April 1, 2016, Noncontrolling interest increased by $3.8 million and $3.4

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

million, respectively, as a result of Other comprehensive income, primarily due to foreign currency translation adjustments.

7. Inventories, Net

Inventories, net consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Raw materials	$154,518	$148,513
Work in process	74,636	75,331
Finished goods	254,620	237,507
	483,774	461,351
Less: customer progress payments	(15,076)	(14,624)
Less: allowance for excess, slow-moving and obsolete inventory	(41,371)	(42,870)
Inventories, net	$427,327	$403,857

8. Debt

Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Term loans	$669,531	$678,286
Trade receivables financing arrangement	62,193	63,399
Revolving credit facilities and other	519,043	550,459
Total Debt	1,250,767	1,292,144
Less: current portion	(5,865)	(5,406)
Long-term debt	$1,244,902	$1,286,738

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”).

The Company had an original issue discount of $5.1 million and deferred financing fees of $5.3 million included in its Condensed Consolidated Balance Sheet as of March 31, 2017, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the DB Credit Agreement. As of March 31, 2017, the weighted-average interest rate of borrowings under the DB Credit Agreement was 2.27%, excluding accretion of original issue discount and deferred financing fees, and there was $851.3 million available on the revolving credit facility.

In addition to the DB Credit Agreement, the Company is party to various bilateral credit facilities with a borrowing capacity of $204.4 million. As of March 31, 2017, outstanding borrowings under these facilities total $57.1 million, with a weighted average borrowing rate of 0.97%.

See Note 14, “Subsequent Event” for information regarding the issuance of senior unsecured notes on April 19, 2017.

The Company is also party to letter of credit facilities with total capacity of $764.8 million. Total letters of credit of $372.4 million were outstanding as of March 31, 2017.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit, which is $80 million as of March 31, 2017. As of March 31, 2017, the total outstanding

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

borrowings under the receivables financing facility were $62.2 million and the interest rate was 1.80%. The scheduled termination date for the receivables financing facility is December 19, 2017 and may be extended from time to time.

As of March 31, 2017, the Company is in compliance with the covenants under the DB Credit Agreement.

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Accrued payroll	$95,244	$102,960
Accrued taxes	29,195	38,367
Accrued asbestos-related liability	53,680	51,166
Warranty liability - current portion	31,443	30,710
Accrued restructuring liability - current portion	8,711	13,184
Accrued third-party commissions	9,770	8,697
Other	91,588	99,274
Accrued liabilities	$319,631	$344,358

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(In thousands)
Warranty liability, beginning of period	$31,721	$37,407
Accrued warranty expense	5,903	6,514
Changes in estimates related to pre-existing warranties	(6)	1,715
Cost of warranty service work performed	(6,315)	(7,642)
Foreign exchange translation effect	436	881
Warranty liability, end of period	$31,739	$38,875

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 31, 2017
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Gas and Fluid Handling:
Termination benefits(1)	$6,776	$3,246	$(4,819)	$99	$5,302
Facility closure costs(2)	1,714	1,112	(1,917)	8	917
	8,490	4,358	(6,736)	107	6,219
Fabrication Technology:
Termination benefits(1)	3,712	1,618	(2,958)	28	2,400
Facility closure costs(2)	981	1,124	(2,023)	8	90
	4,693	2,742	(4,981)	36	2,490
Corporate and Other:
Facility closure costs(2)	203	—	—	24	227
	203	—	—	24	227
	$13,386	7,100	$(11,717)	$167	$8,936

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
(3) As of March 31, 2017, $8.7 million and $0.2 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur charges of approximately $40 million during the remainder of 2017 related to its restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(In thousands)
Pension Benefits-U.S. Plans:
Service cost	$46	$48
Interest cost	3,879	4,352
Expected return on plan assets	(5,339)	(6,121)
Amortization	1,619	1,615
Net periodic benefit cost (income)	$205	$(106)

Pension Benefits-Non U.S. Plans:
Service cost	$945	$835
Interest cost	6,512	8,444
Expected return on plan assets	(6,573)	(8,221)
Amortization	990	418
Net periodic benefit cost	$1,874	$1,476

Other Post-Retirement Benefits:
Service cost	$10	$16
Interest cost	243	312
Amortization	(100)	64
Net periodic benefit cost	$153	$392

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.3 billion as of both March 31, 2017 and December 31, 2016 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	March 31, 2017
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$22,245	$—	$—	$22,245
Foreign currency contracts related to sales - designated as hedges	—	1,858	—	1,858
Foreign currency contracts related to sales - not designated as hedges	—	587	—	587
Foreign currency contracts related to purchases - designated as hedges	—	1,994	—	1,994
Foreign currency contracts related to purchases - not designated as hedges	—	429	—	429
Deferred compensation plans	—	5,644	—	5,644
	$22,245	$10,512	$—	$32,757

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$5,914	$—	$5,914
Foreign currency contracts related to sales - not designated as hedges	—	731	—	731
Foreign currency contracts related to purchases - designated as hedges	—	656	—	656
Foreign currency contracts related to purchases - not designated as hedges	—	424	—	424
Deferred compensation plans	—	5,644	—	5,644
	$—	$13,369	$—	$13,369

	December 31, 2016
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,603	$—	$—	$24,603
Foreign currency contracts related to sales - designated as hedges	—	992	—	992
Foreign currency contracts related to sales - not designated as hedges	—	1,422	—	1,422
Foreign currency contracts related to purchases - designated as hedges	—	4,224	—	4,224
Foreign currency contracts related to purchases - not designated as hedges	—	120	—	120
Deferred compensation plans	—	4,586	—	4,586
	$24,603	$11,344	$—	$35,947

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$11,280	$—	$11,280
Foreign currency contracts related to sales - not designated as hedges	—	256	—	256
Foreign currency contracts related to purchases - designated as hedges	—	469	—	469
Foreign currency contracts related to purchases - not designated as hedges	—	1,004	—	1,004
Deferred compensation plans	—	4,586	—	4,586
	$—	$17,595	$—	$17,595

There were no transfers in or out of Level One, Two or Three during the three months ended March 31, 2017.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of March 31, 2017 and December 31, 2016, the Company had foreign currency contracts with the following notional values:

	March 31, 2017	December 31, 2016
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$112,154	$87,172
Foreign currency contracts sold - designated as hedges	195,569	215,086
Foreign currency contracts purchased - not designated as hedges	40,029	40,127
Foreign currency contracts purchased - designated as hedges	64,293	84,604
Total foreign currency derivatives	$412,045	$426,989

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	$1,089	$(1,205)
Realized (loss) gain	(622)	2,369
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized gain (loss)	833	(347)
Realized (loss) gain	(579)	33
Unrealized loss on net investment hedges(1)	(3,475)	(10,573)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(1,310)	2,028
Realized loss	(40)	(13)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	890	(1,036)
Realized loss	(2)	(36)

(1) The unrealized loss on net investment hedges is attributable to the change in valuation of Euro denominated debt.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Three Months Ended
	March 31, 2017	April 1, 2016
	(Number of claims)
Claims unresolved, beginning of period	20,567	20,583
Claims filed(2)	1,200	1,521
Claims resolved(3)	(1,032)	(1,463)
Claims unresolved, end of period	20,735	20,641

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

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	March 31, 2017	December 31, 2016
	(In thousands)
Long-term asbestos insurance asset(1)	289,114	293,289
Long-term asbestos insurance receivable(1)	80,587	92,269
Accrued asbestos liability(2)	53,680	51,166
Long-term asbestos liability(3)	325,251	330,194

(1) Included in Other assets in the Condensed Consolidated Balance Sheets.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability cost that the Company believes the subsidiaries will pay, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
(3) Included in Other liabilities in the Condensed Consolidated Balance Sheets.

Following a Delaware Supreme Court ruling on September 12, 2016, the Company received $20.6 million of previously unreimbursed costs funded by the Company in defense and settlement of asbestos claims from insurance companies during the three months ended March 31, 2017. Certain matters, including potential interest which could be awarded to a specific subsidiary, are subject to further rulings from the Delaware courts. While the outcome is uncertain, none of these matters is expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

13. Segment Information

The Company conducts its operations through three operating segments: gas handling, fluid handling and fabrication technology. The gas handling and fluid handling operating segments are aggregated into a single reportable segment. A description of the Company’s reportable segments is as follows:

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(In thousands)
Net sales:
Gas and fluid handling	$384,865	$432,738
Fabrication technology	460,061	444,105
	$844,926	$876,843
Segment operating income (loss)(1):
Gas and fluid handling	$32,351	$33,923
Fabrication technology	55,639	45,885
Corporate and other	(14,669)	(13,674)
	$73,321	$66,134

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(In thousands)
Income before income taxes	$57,126	$39,346
Interest expense	9,095	9,120
Restructuring and other related charges	7,100	17,668
Segment operating income	$73,321	$66,134

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(In thousands)
Air and gas handling	$273,569	$321,602
Fluid handling	111,296	111,136
Welding and cutting	460,061	444,105
Total Net sales	$844,926	$876,843

14. Subsequent Event

The Company issued senior unsecured notes with an aggregate principal amount of €350 million (the “Notes”) on April 19, 2017. The Notes are due in 2025 and have an interest rate of 3.25%. The proceeds from the Notes offering were used to repay borrowings under the DB Credit Agreement and bilateral credit facilities, as well as for general corporate purposes, and are guaranteed by certain of the Company’s domestic subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2016 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2016 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended March 31, 2017 to the comparable 2016 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results and can complicate period to period comparisons of results. As a consequence, we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the gas and fluid handling segment, where this information is relevant. The change in Net sales due to acquisitions represents the incremental sales as a result of our acquisition of Arc Machines, Inc. on December 21, 2016, which is part of our fabrication technology segment.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 71%, for the three months ended March 31, 2017, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. Changes in foreign exchange rates had a negligible impact on Net sales and Income before income taxes for the three months ended March 31, 2017. The changes in foreign exchange rates since December 31, 2016 increased net assets by approximately 2%.

Seasonality

As our gas and fluid handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our Net sales decreased from $876.8 million in the first quarter of 2016 to $844.9 million in the first quarter of 2017. The following table presents the components of changes in our consolidated Net sales and, for our gas and fluid handling segment, orders and order backlog:

			Gas and Fluid Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(Dollars in millions)
As of and for the three months ended April 1, 2016	$876.8		$406.3		$1,135.3
Components of Change:
Existing Businesses(2)	(35.6)	(4.1)%	46.6	11.5%	(7.5)	(0.7)%
Acquisitions(3)	6.5	0.7%	—	—%	—	—%
Foreign Currency Translation(4)	(2.8)	(0.2)%	(7.7)	(1.9)%	(43.1)	(3.8)%
	(31.9)	(3.6)%	38.9	9.6%	(50.6)	(4.5)%
As of and for the three months ended March 31, 2017	$844.9		$445.2		$1,084.7

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

The decrease in Net sales from existing businesses during the first quarter of 2017 compared to the first quarter of 2016 was attributable to a decrease of $40.3 million in our gas and fluid handling segment partially offset by an increase of $4.7 million in our fabrication technology segment.

Orders, net of cancellations, from existing businesses for our gas and fluid handling segment increased during the first quarter of 2017 compared to the first quarter of 2016 due to increases in the oil, gas, and petrochemical, mining, and general industrial and other industrial end markets, partially offset by declines in the marine and power generation end markets. This represents our third consecutive quarter of order growth from existing businesses.

Operating Results

The following table summarizes our results of operations for the comparable periods.

	Three Months Ended
	March 31, 2017	April 1, 2016
	(Dollars in millions)
Gross profit	$279.4	$280.5
Gross profit margin	33.1%	32.0%
Selling, general and administrative expense	$206.0	$214.4
Selling, general and administrative expense as a percentage of Net sales	24.4%	24.4%
Restructuring and other related charges	$7.1	$17.7
Operating income	66.2	48.5
Operating income margin	7.8%	5.5%
Interest expense, net	$9.1	$9.1
Provision for income taxes	15.6	13.1

First Quarter of 2017 Compared to First Quarter of 2016

The $1.1 million decrease in Gross profit during the first quarter of 2017 in comparison to the first quarter of 2016 was attributable to a decrease of $8.5 million in our gas and fluid handling segment, substantially offset by a $7.4 million increase in our fabrication technology segment. Gross profit decreased during the first quarter of 2017 primarily due to the lower volumes in the gas and fluid handling segment. Changes in foreign exchange rates had a $1.5 million negative impact on Gross profit in comparison to the first quarter of 2016. The positive impact of our restructuring initiatives in both segments provided approximately $9 million of cost savings as compared to prior year and acquisition-related growth contributed approximately $3 million of gross profit in the first quarter of 2017. Gross profit margin expanded for the first quarter of 2017 as compared to the first quarter of 2016 due to increases in both segments as a result of the cost savings discussed previously and a greater mix of fabrication technology sales which are at a higher margin than gas and fluid handling sales.

Selling, general and administrative expense decreased by $8.4 million during the first quarter of 2017 in comparison to the first quarter of 2016. The decrease in Selling, general and administrative expense is primarily attributable to approximately $12 million of cost savings as a result of our structural cost reduction initiatives in both segments which was partially offset by approximately $2 million of acquisition-related growth. Restructuring and other related charges decreased during the first quarter of 2017 as compared to the first quarter of 2016 consistent with management’s plan, as we started to see more stable market conditions at the end of 2016.

Interest expense for the first quarter of 2017 is consistent with the first quarter of 2016.

The effective tax rate for the first quarter of 2017 was 27.4%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017. The provision for income taxes for the first quarter of 2017 also includes a $0.9 million discrete tax benefit primarily associated with a South American jurisdiction. The effective tax rate for the first quarter of 2016 was 33.4%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016.

Business Segments

As discussed further above, we report results in two reportable segments: gas and fluid handling and fabrication technology.

Gas and Fluid Handling

We design, manufacture, install and maintain gas and fluid handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other. Our gas handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers and compressors. The fans and heat exchangers are used in coal-fired and other types of power stations, both in combustion and emissions control applications, underground mines, steel sintering plants and other industrial facilities that require movement of large volumes of air in harsh applications. Howden’s compressors are mainly used in the oil, gas and petrochemical end market. Our fluid handling products are marketed by Colfax Fluid Handling under a portfolio of brands including Allweiler and Imo. Colfax Fluid Handling is a supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves.

The following table summarizes selected financial data for our gas and fluid handling segment:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(Dollars in millions)
Net sales	$384.9	$432.7
Gross profit	116.1	124.6
Gross profit margin	30.2%	28.8%
Selling, general and administrative expense	$83.7	$90.7
Selling, general and administrative expense as a percentage of Net sales	21.7%	21.0%
Segment operating income	$32.4	$33.9
Segment operating income margin	8.4%	7.8%
Restructuring and other related charges	$4.4	$10.6

The $40.3 million Net sales decrease due to existing businesses during the first quarter of 2017 in comparison to the first quarter of 2016, as discussed and defined under “Sales, Orders and Backlog” above, was the result of lower backlog driven by full year order declines from existing businesses in 2016. Changes in foreign exchange rates had a negative $7.5 million impact on Net sales. Gross profit decreased in the first quarter of 2017 as compared to the first quarter of 2016 reflecting the impact of lower volumes partially offset by $6.5 million of cost savings as a result of our restructuring programs. Changes in foreign exchange rates had a negative $2.4 million impact on Gross profit in the first quarter of 2017. Gross profit margin increased during the first quarter of 2017 in comparison to the first quarter of 2016 due to the positive impact of cost control activities and a larger percentage of aftermarket sales for the segment. Selling, general and administrative expense for the first quarter of 2017 decreased compared to the first quarter of 2016 primarily due to cost savings initiatives of approximately $6 million and the impact of foreign exchange rates. Restructuring and other related charges decreased during the first quarter of 2017, consistent with management’s previously stated operational planning.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(Dollars in millions)
Net sales	$460.0	$444.1
Gross profit	163.3	155.9
Gross profit margin	35.5%	35.1%
Selling, general and administrative expense	$107.7	$110.0
Selling, general and administrative expense as a percentage of Net sales	23.4%	24.8%
Segment operating income	$55.6	$45.9
Segment operating income margin	12.1%	10.3%
Restructuring and other related charges	$2.7	$7.1

Net sales from existing business, before currency effects, increased $4.7 million in the first quarter of 2017 in comparison to the first quarter of 2016 with continued growth in most markets, partly offset by moderating declines in North America and continued declines in the Middle East. Changes in foreign exchange rates represented $4.7 million of the increase as compared to prior year and acquisition-related growth provided another $6.5 million of incremental sales for the first quarter of 2017. Gross profit and gross profit margin increased in the first quarter of 2017 primarily due to approximately $3 million of cost savings associated with restructuring programs and acquisition-related growth of $3.4 million. Selling, general and administrative expense decreased in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to cost control activities and restructuring savings totaling approximately $6 million, offset by $1.8 million of acquisition growth and, to a lesser extent, changes in foreign exchange rates. Restructuring and other related charges decreased during the first quarter of 2017 in comparison to the first quarter of 2016, consistent with management’s previously stated operational planning.

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

Borrowing Arrangements

We are party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”).

As of March 31, 2017, the weighted-average interest rate of borrowings under the DB Credit Agreement was 2.27%, excluding accretion of original issue discount and deferred financing fees, and there was $851.3 million available on the revolving credit facility.

In addition to the DB Credit Agreement, we are party to various bilateral credit facilities with a borrowing capacity of $204.4 million. As of March 31, 2017, outstanding borrowings under these facilities total $57.1 million, with a weighted average borrowing rate of 0.97%.

We are also party to letter of credit facilities with total capacity of $764.8 million. Total letters of credit of $372.4 million were outstanding as of March 31, 2017.

We are party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit, which is $80 million as of March 31, 2017. As of March 31, 2017, the total outstanding borrowings under the receivables financing facility were $62.2 million and the interest rate was 1.80%. The scheduled termination date for the receivables financing facility is December 19, 2017 and may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

Certain of our U.S. subsidiaries have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of March 31, 2017. We believe that our sources of liquidity, including the DB Credit Agreement, are adequate to fund our operations for the next twelve months.

On April 19, 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million (the “Notes”). The Notes are due in 2025 and have an interest rate of 3.25%. The proceeds from the Notes offering were used to repay borrowings under our DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of our domestic subsidiaries.

Cash Flows

As of March 31, 2017, we had $207.8 million of Cash and cash equivalents, a decrease of $13.9 million from $221.7 million as of December 31, 2016. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(In millions)
Net cash provided by operating activities	$40.4	$15.5
Purchases of fixed assets, net	(11.7)	(15.4)
Net cash used in investing activities	(11.7)	(15.4)
(Repayments of) proceeds from borrowings, net	(47.0)	14.0
Repurchases of common stock	—	(20.8)
Proceeds from issuance of common stock, net	2.2	0.3
Other	(2.5)	1.2
Net cash used in financing activities	(47.3)	(5.3)
Effect of foreign exchange rates on Cash and cash equivalents	4.7	3.8
Decrease in Cash and cash equivalents	$(13.9)	$(1.4)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash inflows of $11.1 million during the first quarter of 2017 and net cash outflows of $12.5 million during the first quarter of 2016. Net cash inflows for the first quarter of 2017 include $20.6 million of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the first quarter of 2017 and first quarter of 2016, cash contributions for defined benefit plans were $8.4 million and $9.0 million, respectively.

•	During the first quarter of 2017 and first quarter of 2016, cash payments of $11.7 million and $13 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net; Inventories, net and customer retentions reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the first quarter of 2017, net working capital consumed cash of $29.5 million, before the impact of foreign exchange, primarily due to an increase in inventory levels and decrease in payables and lower billings in excess of revenues. The principal contributor to the increase in working capital is increased inventory within the fabrication technology segment. During the first quarter of 2016, net working capital consumed cash of $38.7 million, before the impact of foreign exchange, primarily due to an increase in inventory levels and a decrease in payables, partially offset by a decrease in receivables. The principal contributors to the increase in working capital were increased inventory and decreased payables within the gas and fluid handling and fabrication technology segments, partially offset by decreases in receivables within the gas and fluid handling and fabrication technology segments.

•
Increased working capital for the first quarter of 2017 and first quarter of 2016 reflect normal seasonal changes. The approximate $9 million improvement in working capital consumption for the first quarter of 2017 as compared to the first quarter of 2016 is primarily the result of a lower rate of cash consumed by inventory in the current year.

Cash flows from financing activities for the first quarter of 2017 reflect a net repayment of $47 million of the Company’s outstanding debt as compared to net borrowings of $14 million during in the prior year due to increased operating cash flows in the current year. The net borrowings during the first quarter of 2016 were used to repurchase 1,000,000 shares of the Company’s Common stock for $20.8 million.

Our Cash and cash equivalents as of March 31, 2017 includes $203.7 million held in jurisdictions outside the U.S., which may be subject to U.S. income and local withholding taxes if repatriated into the United States. Repatriation of cash may also be subject to other local statutory restrictions.

On March 8, 2017, the Company entered into a binding agreement to acquire Siemens Turbomachinery Equipment GmbH (STE) from Siemens AG for a cash consideration of approximately €195 million. The acquisition will be integrated into the gas and fluid handling reporting segment, broadening the segment’s range of compression solutions and expanding its product offering into smaller steam turbines. Closing of the acquisition is expected to be completed during the three months ended December 31, 2017.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2016 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. Under the DB Credit Agreement and the receivables financing facility, substantially all of our borrowings as of March 31, 2017 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during the three months ended March 31, 2017 would have increased Interest expense by $3.2 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended March 31, 2017, approximately 71% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The Euro denominated borrowings under the DB Credit Agreement provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of March 31, 2017 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $325 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of March 31, 2017, our open commodity futures contracts were not material.

See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2016 Form 10-K.

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

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	May 5, 2017

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer and Treasurer	May 5, 2017
(Principal Financial and Accounting Officer)