Form 10-Q
period 2017-06-30
Colfax CORP
filed 2017-07-28
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2017, there were 123,036,092 shares of the registrant’s common stock, par value $.001 per share, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Net sales	$965,832	$957,249	$1,810,758	$1,834,092
Cost of sales	665,134	656,144	1,230,693	1,252,466
Gross profit	300,698	301,105	580,065	581,626
Selling, general and administrative expense	208,224	213,553	414,270	427,940
Restructuring and other related items	471	14,490	7,571	32,158
Operating income	92,003	73,062	158,224	121,528
Interest expense	8,418	8,711	17,513	17,831
Income before income taxes	83,585	64,351	140,711	103,697
Provision for income taxes	25,110	20,388	40,749	33,524
Net income	58,475	43,963	99,962	70,173
Less: income attributable to noncontrolling interest, net of taxes	5,081	4,209	8,026	7,804
Net income attributable to Colfax Corporation	$53,394	$39,754	$91,936	$62,369
Net income per share - basic	$0.43	$0.32	$0.75	$0.51
Net income per share - diluted	$0.43	$0.32	$0.74	$0.51

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income	$58,475	$43,963	$99,962	$70,173
Other comprehensive income (loss):
Foreign currency translation, net of tax of $1,013, $2,190, $(1,082) and $2,436	107,911	(134,022)	167,911	(154,064)
Unrealized (loss) gain on hedging activities, net of tax of $(8,859), $1,181, $(8,623) and $(1,699)	(13,416)	4,233	(14,353)	(5,320)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $1,176, $775, $1,936 and $1,450	962	1,272	2,636	2,632
Amortization of pension and other post-retirement prior service cost, net of tax of $23, $26, $47 and $48	39	36	77	76
Other comprehensive income (loss)	95,496	(128,481)	156,271	(156,676)
Comprehensive income (loss)	153,971	(84,518)	256,233	(86,503)
Less: comprehensive income attributable to noncontrolling interest	8,267	2,001	15,044	9,028
Comprehensive income (loss) attributable to Colfax Corporation	$145,704	$(86,519)	$241,189	$(95,531)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$272,225	$221,730
Trade receivables, less allowance for doubtful accounts of $40,932 and $41,511	978,606	913,614
Inventories, net	454,601	403,857
Other current assets	252,985	246,396
Total current assets	1,958,417	1,785,597
Property, plant and equipment, net	580,155	570,852
Goodwill	2,686,694	2,563,326
Intangible assets, net	949,925	932,702
Other assets	555,088	532,982
Total assets	$6,730,279	$6,385,459

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,920	$5,406
Accounts payable	646,253	605,895
Customer advances and billings in excess of costs incurred	157,352	151,015
Accrued liabilities	337,230	344,358
Total current liabilities	1,146,755	1,106,674
Long-term debt, less current portion	1,322,442	1,286,738
Other liabilities	888,675	898,703
Total liabilities	3,357,872	3,292,115
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,036,092 and 122,780,261 issued and outstanding	123	123
Additional paid-in capital	3,214,746	3,199,682
Retained earnings	787,336	685,411
Accumulated other comprehensive loss	(839,092)	(988,345)
Total Colfax Corporation equity	3,163,113	2,896,871
Noncontrolling interest	209,294	196,473
Total equity	3,372,407	3,093,344
Total liabilities and equity	$6,730,279	$6,385,459

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2017	122,780,261	$123	$3,199,682	$685,411	$(988,345)	$196,473	$3,093,344
Cumulative effect of accounting change	—	—	—	9,989	—	—	9,989
Net income	—	—	—	91,936	—	8,026	99,962
Distributions to noncontrolling owners	—	—	—	—	—	(2,223)	(2,223)
Other comprehensive income, net of tax of $(7.7) million	—	—	—	—	149,253	7,018	156,271
Common stock-based award activity	255,831	—	15,064	—	—	—	15,064
Balance at June 30, 2017	123,036,092	$123	$3,214,746	$787,336	$(839,092)	$209,294	$3,372,407

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 30, 2017	July 1, 2016

Cash flows from operating activities:
Net income	$99,962	$70,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	68,606	74,001
Stock-based compensation expense	11,931	10,967
Non-cash interest expense	2,170	2,106
Deferred income tax benefit	(3,700)	(528)
Gain on sale of facility	(11,734)	—
Changes in operating assets and liabilities:
Trade receivables, net	(59,419)	(13,807)
Inventories, net	(29,932)	(7,356)
Accounts payable	17,432	(1,711)
Customer advances and billings in excess of costs incurred	(1,352)	(41,899)
Changes in other operating assets and liabilities	4,594	(35,534)
Net cash provided by operating activities	98,558	56,412

Cash flows from investing activities:
Purchases of fixed assets, net	(10,649)	(25,497)
Acquisitions, net of cash received	(49,999)	—
Net cash used in investing activities	(60,648)	(25,497)

Cash flows from financing activities:
Payments under term credit facility	(28,126)	(18,750)
Proceeds from borrowings on revolving credit facilities and other	384,257	491,233
Repayments of borrowings on revolving credit facilities and other	(720,473)	(493,962)
Proceeds from borrowings on senior unsecured notes	374,451	—
Proceeds from issuance of common stock, net	3,134	413
Repurchases of common stock	—	(20,812)
Other	(8,329)	(5,278)
Net cash provided by (used in) financing activities	4,914	(47,156)

Effect of foreign exchange rates on Cash and cash equivalents	7,671	3,444
Increase (decrease) in Cash and cash equivalents	50,495	(12,797)
Cash and cash equivalents, beginning of period	221,730	197,469
Cash and cash equivalents, end of period	$272,225	$184,672

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our gas and fluid handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will apply the ASU and its related updates on a full retrospective basis as of January 1, 2018. To evaluate the effect the ASU will have on the Company’s financial statements and related disclosures, the Company developed a comprehensive project plan that included representatives from across the Company’s operating segments. Based on the analysis performed to date on the Company’s different revenue streams, the adoption of the ASU will primarily impact the timing of revenue recognition for air and gas handling customer orders for which percentage of completion accounting applies. As of June 30, 2017, there have been no indications the adoption of the ASU will have a material impact on its Consolidated Financial Statements. The Company is currently finalizing its review of a sample of its contracts for each revenue stream within each of its operating segments to support its findings to date. In addition, the Company is in the process of evaluating the qualitative and quantitative disclosure guidance of the new ASU for possible enhancements to the Company’s financial statements that will enable users to better understand the nature, amount, timing, and uncertainty of revenues and cashflows arising from contracts with customers.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory”. The ASU requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. The Company adopted the ASU during the six months ended June 30, 2017 on a prospective basis.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The ASU requires, among other things, a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The ASU also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. The Company is in the process of analyzing initial data gathered to evaluate the impact of adopting the ASU on its Consolidated Financial Statements, the related systems required to capture the increased reporting and disclosures associated with the ASU, and its use of practical expedients. The Company will apply the ASU and its related updates on a modified retrospective basis as of January 1, 2019.

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

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. Among other things, the ASU provides clarification on the presentation of the costs of computer software developed or obtained for internal use. The Company retrospectively adopted the ASU during the six months ended June 30, 2017 and reclassified the carrying value of internal-use computer software from Property, plant and equipment, net to Intangible assets, net. The carrying value of internal-use computer software was $30.6 million and $33.0 million, respectively, as of June 30, 2017 and December 31, 2016.

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

3. Acquisitions

On March 8, 2017, the Company entered into a binding agreement to acquire Siemens Turbomachinery Equipment GmbH (STE) from Siemens AG for a cash consideration of approximately €195 million. The acquisition will be integrated into the gas and fluid handling reporting segment, broadening the segment’s range of compression solutions and expanding its product offering into smaller steam turbines. Closing of the acquisition is expected to be completed during the three months ending December 31, 2017.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three months ended June 30, 2017, the Company completed two acquisitions in the Fabrication Technology segment for net cash consideration of €47.3 million, subject to certain purchase price adjustments.

4. Net Income Per Share

Net income per share was computed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(In thousands, except share data)
Computation of Net income per share - basic:
Net income attributable to Colfax Corporation	$53,394	$39,754	$91,936	$62,369
Weighted-average shares of Common stock outstanding - basic	123,203,512	122,827,512	123,150,462	122,958,853
Net income per share - basic	$0.43	$0.32	$0.75	$0.51
Computation of Net income per share - diluted:
Net income attributable to Colfax Corporation	$53,394	$39,754	$91,936	$62,369
Weighted-average shares of Common stock outstanding - basic	123,203,512	122,827,512	123,150,462	122,958,853
Net effect of potentially dilutive securities - stock options and restricted stock units	750,614	208,945	730,560	184,584
Weighted-average shares of Common stock outstanding - diluted	123,954,126	123,036,457	123,881,022	123,143,437
Net income per share - diluted	$0.43	$0.32	$0.74	$0.51

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 30, 2017 and July 1, 2016 excludes approximately 2.9 million and 5.2 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended June 30, 2017 and July 1, 2016 excludes approximately 2.8 million and 5.1 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

5. Income Taxes

During the three and six months ended June 30, 2017, Income before income taxes was $83.6 million and $140.7 million, respectively, while the Provision for income taxes was $25.1 million and $40.7 million, respectively. The effective tax rates were 30.0% and 29.0% for the three and six months ended June 30, 2017, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to international taxes, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017. The provision for income taxes for the six months ended June 30, 2017 also includes a $0.9 million discrete tax benefit primarily associated with a South American jurisdiction.

During the three and six months ended July 1, 2016, Income before income taxes was $64.4 million and $103.7 million, respectively, while the Provision for income taxes was $20.4 million and $33.5 million, respectively. The effective tax rates were 31.7% and 32.3% for the three and six months ended July 1, 2016, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2016.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended June 30, 2017 and July 1, 2016. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2017	$(181,189)	$(860,789)	$53,633	$(988,345)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(3,781)	158,603	(18)	154,804
Gain on long-term intra-entity foreign currency transactions	—	6,136	—	6,136
Loss on net investment hedges	—	—	(19,429)	(19,429)
Unrealized gain on cash flow hedges	—	—	5,015	5,015
Other comprehensive (loss) income before reclassifications	(3,781)	164,739	(14,432)	146,526
Amounts reclassified from Accumulated other comprehensive loss (1)	2,727	—	—	2,727
Net Other comprehensive (loss) income	(1,054)	164,739	(14,432)	149,253
Balance at June 30, 2017	$(182,243)	$(696,050)	$39,201	$(839,092)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2016	$(193,258)	$(528,620)	$35,163	$(686,715)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	468	(131,583)	779	(130,336)
Loss on long-term intra-entity foreign currency transactions	—	(25,021)	—	(25,021)
Loss on net investment hedges	—	—	(5,705)	(5,705)
Unrealized gain on cash flow hedges	—	—	454	454
Other comprehensive income (loss) before reclassifications	468	(156,604)	(4,472)	(160,608)
Amounts reclassified from Accumulated other comprehensive loss (1)	2,708	—	—	2,708
Net Other comprehensive income (loss)	3,176	(156,604)	(4,472)	(157,900)
Balance at July 1, 2016	$(190,082)	$(685,224)	$30,691	$(844,615)

(1) Included in the computation of net periodic benefit cost. See Note 10, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

During the six months ended June 30, 2017 and July 1, 2016, Noncontrolling interest increased by $7.0 million and $1.2 million, respectively, as a result of Other comprehensive income, primarily due to foreign currency translation adjustments.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Inventories, Net

Inventories, net consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Raw materials	$166,404	$148,513
Work in process	77,458	75,331
Finished goods	270,683	237,507
	514,545	461,351
Less: customer progress payments	(13,479)	(14,624)
Less: allowance for excess, slow-moving and obsolete inventory	(46,465)	(42,870)
Inventories, net	$454,601	$403,857

8. Debt

Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Senior unsecured notes	$393,623	$—
Term loans	651,401	678,286
Trade receivables financing arrangement	68,545	63,399
Revolving credit facilities and other	214,793	550,459
Total Debt	1,328,362	1,292,144
Less: current portion	(5,920)	(5,406)
Long-term debt	$1,322,442	$1,286,738

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of June 30, 2017, the weighted-average interest rate of borrowings under the DB Credit Agreement was 2.73%, excluding accretion of original issue discount and deferred financing fees, and there was $1.1 billion available on the revolving credit facility.

On April 19, 2017, the Company issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025 and have an interest rate of 3.25%. The proceeds from the Euro Notes offering were used to repay borrowings under the DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of the Company’s domestic subsidiaries (the "Guarantees"). In conjunction with the issuance, the Company recorded $5.7 million of deferred financing fees. The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

As of June 30, 2017, the Company had an original issue discount of $4.7 million and deferred financing fees of $10.3 million included in its Condensed Consolidated Balance Sheet, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the applicable debt agreements.

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $212.3 million. As of June 30, 2017, outstanding borrowings under these facilities total $18.9 million, with a weighted average borrowing rate of 2.25%.

The Company is also party to letter of credit facilities with total capacity of $774.7 million. Total letters of credit of $369.8 million were outstanding as of June 30, 2017.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit, which is $80 million as of June 30, 2017. As of June 30, 2017, the total outstanding borrowings under the receivables financing facility were $68.6 million and the interest rate was 2.00%. The scheduled termination date for the receivables financing facility is December 19, 2017 and may be extended from time to time.

As of June 30, 2017, the Company is in compliance with the covenants under the DB Credit Agreement.

9. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Accrued payroll	$104,151	$102,960
Accrued taxes	37,688	38,367
Accrued asbestos-related liability	53,377	51,166
Warranty liability - current portion	29,926	30,710
Accrued restructuring liability - current portion	6,586	13,184
Accrued third-party commissions	12,565	8,697
Other	92,937	99,274
Accrued liabilities	$337,230	$344,358

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	June 30, 2017	July 1, 2016
	(In thousands)
Warranty liability, beginning of period	$31,721	$37,407
Accrued warranty expense	10,049	13,750
Changes in estimates related to pre-existing warranties	(291)	2,322
Cost of warranty service work performed	(12,319)	(16,839)
Acquisitions	13	—
Foreign exchange translation effect	1,215	705
Warranty liability, end of period	$30,388	$37,345

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 30, 2017
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related items:
Gas and Fluid Handling:
Termination benefits(1)	$6,776	$6,128	$(8,704)	$434	$4,634
Facility closure costs(2)	1,714	(9,166)	8,042	(1)	589
	8,490	(3,038)	(662)	433	5,223
Fabrication Technology:
Termination benefits(1)	3,712	3,438	(6,020)	70	1,200
Facility closure costs(2)	981	3,043	(3,873)	11	162
	4,693	6,481	(9,893)	81	1,362
Non-cash charges(2)		4,128
		10,609
Corporate and Other:
Facility closure costs(2)	203	—	(126)	9	86
	203	—	(126)	9	86
	$13,386	3,443	$(10,681)	$523	$6,671
Non-cash charges(2)		4,128
		$7,571

(1) Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the six months ended June 30, 2017, the Company recorded a gain of approximately $12 million from the sale of a facility in the gas and fluid handling segment and a $4 million non-cash impairment charge for a facility in our fabrication technology segment, that were both previously closed as part of restructuring activities.
(3) As of June 30, 2017, $6.6 million and $0.1 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur charges of approximately $25 million during the remainder of 2017 related to its restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(In thousands)
Pension Benefits - U.S. Plans:
Service cost	$47	$48	$93	$96
Interest cost	3,866	4,353	7,745	8,705
Expected return on plan assets	(5,340)	(6,120)	(10,679)	(12,241)
Amortization	1,618	1,619	3,237	3,234
Net periodic benefit cost (income)	$191	$(100)	$396	$(206)

Pension Benefits - Non-U.S. Plans:
Service cost	$1,053	$856	$1,998	$1,691
Interest cost	6,667	8,716	13,179	17,160
Expected return on plan assets	(6,837)	(7,979)	(13,410)	(16,200)
Amortization	683	426	1,673	844
Net periodic benefit cost	$1,566	$2,019	$3,440	$3,495

Other Post-Retirement Benefits:
Service cost	$11	$15	$21	$31
Interest cost	242	313	485	625
Amortization	(100)	64	(200)	128
Net periodic benefit cost	$153	$392	$306	$784

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $1.3 billion estimated fair value of the Company’s debt as of June 30, 2017 and December 31, 2016, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	June 30, 2017
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$23,782	$—	$—	$23,782
Foreign currency contracts related to sales - designated as hedges	—	3,799	—	3,799
Foreign currency contracts related to sales - not designated as hedges	—	1,638	—	1,638
Foreign currency contracts related to purchases - designated as hedges	—	1,602	—	1,602
Foreign currency contracts related to purchases - not designated as hedges	—	387	—	387
Deferred compensation plans	—	6,009	—	6,009
	$23,782	$13,435	$—	$37,217

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$3,032	$—	$3,032
Foreign currency contracts related to sales - not designated as hedges	—	351	—	351
Foreign currency contracts related to purchases - designated as hedges	—	710	—	710
Foreign currency contracts related to purchases - not designated as hedges	—	668	—	668
Deferred compensation plans	—	6,009	—	6,009
	$—	$10,770	$—	$10,770

	December 31, 2016
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,603	$—	$—	$24,603
Foreign currency contracts related to sales - designated as hedges	—	992	—	992
Foreign currency contracts related to sales - not designated as hedges	—	1,422	—	1,422
Foreign currency contracts related to purchases - designated as hedges	—	4,224	—	4,224
Foreign currency contracts related to purchases - not designated as hedges	—	120	—	120
Deferred compensation plans	—	4,586	—	4,586
	$24,603	$11,344	$—	$35,947

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$11,280	$—	$11,280
Foreign currency contracts related to sales - not designated as hedges	—	256	—	256
Foreign currency contracts related to purchases - designated as hedges	—	469	—	469
Foreign currency contracts related to purchases - not designated as hedges	—	1,004	—	1,004
Deferred compensation plans	—	4,586	—	4,586
	$—	$17,595	$—	$17,595

There were no transfers in or out of Level One, Two or Three during the six months ended June 30, 2017.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of June 30, 2017 and December 31, 2016, the Company had foreign currency contracts with the following notional values:

	June 30, 2017	December 31, 2016
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$116,258	$87,172
Foreign currency contracts sold - designated as hedges	188,994	215,086
Foreign currency contracts purchased - not designated as hedges	12,950	40,127
Foreign currency contracts purchased - designated as hedges	89,089	84,604
Total foreign currency derivatives	$407,291	$426,989

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	$1,628	$2,063	$2,717	$858
Realized gain (loss)	2,249	(4,741)	1,627	(2,372)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized (loss) gain	(194)	(894)	639	(1,241)
Realized (loss) gain	(435)	2,678	(1,014)	2,711
Unrealized (loss) gain on net investment hedges(1)	(15,954)	4,868	(19,429)	(5,705)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	1,570	(1,581)	260	447
Realized gain (loss)	1,630	(78)	1,590	(91)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(286)	520	604	(516)
Realized loss	(253)	(225)	(255)	(261)

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

Asbestos and Other Product Liability Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Six Months Ended
	June 30, 2017	July 1, 2016
	(Number of claims)
Claims unresolved, beginning of period	20,567	20,583
Claims filed(2)	2,339	2,908
Claims resolved(3)	(4,869)	(2,283)
Claims unresolved, end of period	18,037	21,208

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

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	June 30, 2017	December 31, 2016
	(In thousands)
Long-term asbestos insurance asset(1)	$281,622	$293,289
Long-term asbestos insurance receivable(1)	75,804	92,269
Accrued asbestos liability(2)	53,377	51,166
Long-term asbestos liability(3)	316,607	330,194

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
(3) Included in Other liabilities in the Condensed Consolidated Balance Sheets.

Following a Delaware Supreme Court ruling on September 12, 2016, the Company received a total of $26.0 million of previously unreimbursed costs funded by the Company in defense and settlement of asbestos claims from insurance companies during the six months ended June 30, 2017. Certain matters, including potential interest which could be awarded to a specific subsidiary, are subject to further rulings from the Delaware courts. While the outcome is uncertain, none of these matters is expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

13. Segment Information

The Company conducts its operations through three operating segments: gas handling, fluid handling and fabrication technology. The gas handling and fluid handling operating segments are aggregated into a single reportable segment. A description of the Company’s reportable segments is as follows:

▪
Gas and Fluid Handling - a global supplier of a broad range of gas and fluid handling products, including heavy-duty centrifugal and axial fans, rotary heat exchangers, gas compressors, pumps, fluid handling systems, controls and specialty valves, as well as aftermarket and lubrication-related services; and

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

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(In thousands)
Net sales:
Gas and fluid handling	$471,035	$483,692	$855,900	$916,430
Fabrication technology	494,797	473,557	954,858	917,662
	$965,832	$957,249	$1,810,758	$1,834,092
Segment operating income (loss)(1):
Gas and fluid handling	$46,367	$45,093	$78,718	$79,016
Fabrication technology	60,825	54,471	116,464	100,356
Corporate and other	(14,718)	(12,012)	(29,387)	(25,686)
	$92,474	$87,552	$165,795	$153,686

(1) The following is a reconciliation of Income before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(In thousands)
Income before income taxes	$83,585	$64,351	$140,711	$103,697
Interest expense	8,418	8,711	17,513	17,831
Restructuring and other related items	471	14,490	7,571	32,158
Segment operating income	$92,474	$87,552	$165,795	$153,686

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The detail of the Company’s Net sales by product type is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(In thousands)
Air and gas handling	$353,165	$367,560	$626,734	$689,162
Fluid handling	117,870	116,132	229,166	227,268
Welding and cutting	494,797	473,557	954,858	917,662
Total Net sales	$965,832	$957,249	$1,810,758	$1,834,092

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2017.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the second quarter and six months ended June 30, 2017 to the comparable 2016 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the gas and fluid handling segment, where this information is relevant. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of three acquisitions in our fabrication technology segment, of which one was completed in the fourth quarter of 2016, and two others in the second quarter of 2017.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 73% and 72%, for the second quarter and six months ended June 30, 2017, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. Changes in foreign exchange rates had an overall negligible impact on Net sales and Income before income taxes for the second quarter and six months ended June 30, 2017. Changes in foreign exchange rates since December 31, 2016 increased net assets by approximately 5%.

Seasonality

As our gas and fluid handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our second quarter 2017 Net sales increased from second quarter 2016 levels and our year to date 2017 Net sales decreased from the comparable 2016 period. The following table presents the components of changes in our consolidated Net sales and, for our gas and fluid handling segment, orders and order backlog:

			Gas and Fluid Handling
	Net Sales		Orders(1)
	$	%	$	%
	(Dollars in millions)
For the three months ended July 1, 2016	$957.2		$432.6
Components of Change:
Existing Businesses(2)	4.4	0.5%	32.4	7.5%
Acquisitions(3)	10.8	1.1%	—	—%
Foreign Currency Translation(4)	(6.6)	(0.7)%	(7.2)	(1.7)%
	8.6	0.9%	25.2	5.8%
For the three months ended June 30, 2017	$965.8		$457.8

			Gas and Fluid Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(Dollars in millions)
As of and for the six months ended July 1, 2016	$1,834.1		$838.9		$1,068.9
Components of Change:
Existing Businesses(2)	(31.3)	(1.7)%	78.9	9.4%	24.9	2.3%
Acquisitions(3)	17.3	0.9%	—	—%	—	—%
Foreign Currency Translation(4)	(9.3)	(0.5)%	(14.8)	(1.8)%	2.3	0.2%
	(23.3)	(1.3)%	64.1	7.6%	27.2	2.5%
As of and for the six months ended June 30, 2017	$1,810.8		$903.0		$1,096.1

(1) Represents contracts for products or services, net of current year cancellations for orders placed in the current and prior period. Prior period amounts have been recast to conform to current year presentation.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3) Represents the incremental sales, orders and order backlog as a result of our acquisitions discussed previously.
(4) Represents the difference between prior year sales, orders and order backlog valued at the actual prior year foreign exchange rates and prior year sales, orders and order backlog valued at current year foreign exchange rates.

The increase in Net sales from existing businesses during the second quarter of 2017 compared to the second quarter of 2016, was attributable to an increase of $10.2 million in our fabrication technology segment partially offset by a decrease of $5.8 million in our gas and fluid handling segment. The increase in Orders from existing businesses during the second quarter of 2017 as compared to the second quarter of 2016 represents the fourth consecutive quarter of growth. The increase is primarily attributable to increased orders in the oil, gas, and petrochemical, mining and general industrial and other end markets, partially offset by a decline in the power generation end market.

The $14.9 million of Net sales growth from existing businesses in our fabrication technology segment for the six months ended June 30, 2017 was offset by a decline in our gas and fluid handling segment, leading to an overall decrease in Net Sales for the six months ended June 30, 2017 when compared to the six months ended July 1, 2016. Orders from existing businesses continued to be strong in our oil, gas, and petrochemical, mining, and general industrial and other industrial end markets during the six months ended June 30, 2017. The year over year growth in these end markets was partially offset by declines in the marine and power generation end markets.

Operating Results

The following table summarizes our results of operations for the comparable periods.

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(Dollars in millions)
Gross profit	$300.7	$301.1	$580.1	$581.6
Gross profit margin	31.1%	31.5%	32.0%	31.7%
Selling, general and administrative expense	$208.2	$213.6	$414.3	$427.9
Selling, general and administrative expense as a percentage of Net sales	21.6%	22.3%	22.9%	23.3%
Restructuring and other related items	$0.5	$14.5	$7.6	$32.2
Operating income	92.0	73.1	158.2	121.5
Operating income margin	9.5%	7.6%	8.7%	6.6%
Interest expense, net	$8.4	$8.7	$17.5	$17.8
Provision for income taxes	25.1	20.4	40.7	33.5

Second Quarter of 2017 Compared to Second Quarter of 2016

The $0.4 million decrease in Gross profit during the second quarter of 2017 in comparison to the second quarter of 2016 was attributable to a decrease of $5.6 million in our gas and fluid handling segment, substantially offset by a $5.2 million increase in our fabrication technology segment. The positive impact of our restructuring initiatives in both segments provided approximately $9 million of cost savings in the quarter as compared to prior year and acquisition-related growth contributed approximately $5 million of gross profit in the second quarter of 2017. This was offset by the impact of lower project margins in our gas and fluid handling business and $1.6 million of unfavorable changes in foreign exchange rates. Gross profit margin remained relatively flat as compared to the second quarter of 2016.

The approximate $5 million decrease in Selling, general and administrative expense in the second quarter of 2017 as compared to the second quarter of 2016 is primarily attributable to cost savings as a result of our restructuring initiatives in both segments. Changes in foreign exchange rates of approximately $3 million offset the increase from acquisitions.

Restructuring and other related items decreased during the second quarter of 2017 as compared to the second quarter of 2016 principally due to an approximate $12 million gain on proceeds received from sale of a European facility in our gas and fluid handling segment that was previously closed as part of restructuring activities. Restructuring and other related items for the second quarter of 2017 includes a non-cash impairment charge of approximately $4 million associated with a previously closed facility as part of our restructuring activities in our fabrication technology segment.

Interest expense for the second quarter of 2017 is consistent with the second quarter of 2016.

The effective tax rate for the second quarter of 2017 was 30.0%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017. The effective tax rate for the second quarter of 2016 was 31.7%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended July 1, 2016

Our Gross profit and gross profit margin for the six months ended June 30, 2017 remained consistent with the prior year, as the $12.7 million increase in our fabrication technology segment was more than offset by the decrease in our gas and fluid handling segment. We achieved approximately $18 million in costs savings as a result of our restructuring initiatives during the six months ended June 30, 2017 which helped offset the net impact of lower volumes in our gas and fluid handling segment and the $3 million decrease from foreign exchange translation rates.

Selling, general and administrative expense decreased during the six months ended June 30, 2017 in comparison to the six months ended July 1, 2016 primarily due to approximately $22 million of cost savings as a result of our cost reduction and restructuring initiatives in both segments. Acquisitions added approximately $6 million of Selling, general and administrative expense during the six months ended June 30, 2017. Restructuring and other related items decreased during the six months ended June 30, 2017 as compared to the six months ended July 1, 2016 consistent with management’s plan, as we started to see more stable market conditions at the end of 2016. Restructuring and other related items for the six months ended June 30, 2017 includes a gain on sale of a facility discussed previously.

Interest expense during the six months ended June 30, 2017 is consistent with the six months ended July 1, 2016.

The effective tax rate during the six months ended June 30, 2017 was 29.0%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017. The provision for income taxes for the six months ended June 30, 2017 also includes a net $0.9 million discrete tax benefit primarily associated with a South American jurisdiction. The effective tax rate during the six months ended July 1, 2016 was 32.3%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016.

Business Segments

As discussed further above, we report results in two reportable segments: gas and fluid handling and fabrication technology.

Gas and Fluid Handling

We design, manufacture, install and maintain gas and fluid handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, marine (including defense) and general industrial and other. Our gas handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers and compressors. The fans and heat exchangers are used for combustion and emissions control applications in coal-fired and other types of power stations, and in underground mines, steel sintering plants and other industrial facilities that require movement of large volumes of air in harsh applications. Howden’s compressors are mainly used in the oil, gas and petrochemical end market. Our fluid handling products are marketed by Colfax Fluid Handling under a portfolio of brands including Allweiler and Imo. Colfax Fluid Handling is a supplier of a broad range of fluid handling products, including pumps, fluid handling systems and controls, and specialty valves.

The following table summarizes selected financial data for our gas and fluid handling segment:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(Dollars in millions)
Net sales	$471.0	$483.7	$855.9	$916.4
Gross profit	130.8	136.4	246.8	261.0
Gross profit margin	27.8%	28.2%	28.8%	28.5%
Selling, general and administrative expense	$84.4	$91.3	$168.1	$182.0
Selling, general and administrative expense as a percentage of Net sales	17.9%	18.9%	19.6%	19.9%
Segment operating income	$46.4	$45.1	$78.7	$79.0
Segment operating income margin	9.9%	9.3%	9.2%	8.6%
Restructuring and other related items	$(7.4)	$7.1	$(3.0)	$17.7

Net sales from existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, decreased by $5.8 million during the second quarter of 2017 in comparison to the second quarter of 2016 as our growth in the mining end market of approximately $11 million was more than offset by a decline in the oil, gas and petrochemical end market. Changes in foreign exchange rates contributed another $6.9 million to the decline. Gross profit and gross profit margin decreased in the second quarter of 2017 as compared to the second quarter of 2016 reflecting the impact of lower margin projects and, to a lesser extent, the lower overall volumes. Cost savings as a result of our restructuring programs totaling approximately $6 million, offset the $1 million negative impact from foreign exchange rates and the approximate $5 million of specific contract charges taken in the period. Selling, general and administrative expense for the second quarter of 2017 decreased compared to the second quarter of 2016 primarily due to approximately $4 million of cost savings associated with restructuring programs and a $2 million decrease from changes in foreign exchange rates. Restructuring and other related items decreased during the second quarter of 2017 as compared to the second quarter of 2016 principally due to an approximate $12 million gain on proceeds received from sale of a previously closed European facility as part of our restructuring activities.

Net sales decreased by $46.2 million due to existing businesses during the six months ended June 30, 2017 in comparison to the six months ended July 1, 2016 driven by declines in the oil, gas and petrochemical end market. Changes in foreign exchange translation rates decreased Net sales by $14.3 million during the six months ended June 30, 2017 over the comparable period. Gross profit decreased during the six months ended June 30, 2017 as compared to the six months ended July 1, 2016 reflecting the impact of lower volumes. The impact of unfavorable project margin mix as compared to the prior year was mitigated through approximately $12 million of cost savings as a result of our restructuring programs. Selling, general and administrative expense for the six months ended June 30, 2017 decreased compared to the six months ended July 1, 2016 as a result of cost savings from restructuring programs totaling approximately $9 million and a $4 million decrease from foreign exchange rates. Restructuring and other related items decreased during the six months ended June 30, 2017, consistent with management’s previously stated operational planning. Restructuring and other related charges for the six months ended June 30, 2017 includes a gain on sale of a facility discussed previously.

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

The following table summarizes selected financial data for our fabrication technology segment:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(Dollars in millions)
Net sales	$494.8	$473.5	$954.9	$917.7
Gross profit	169.9	164.7	333.3	320.6
Gross profit margin	34.3%	34.8%	34.9%	34.9%
Selling, general and administrative expense	$109.1	$110.2	$216.8	$220.2
Selling, general and administrative expense as a percentage of Net sales	22.0%	23.3%	22.7%	24.0%
Segment operating income	$60.8	$54.5	$116.5	$100.4
Segment operating income margin	12.3%	11.5%	12.2%	10.9%
Restructuring and other related items	$7.9	$7.4	$10.6	$14.5

Net sales from existing businesses increased $10.2 million in the second quarter of 2017 in comparison to the second quarter of 2016 led by growth in South America and Russia and a strengthening North American market. Acquisition-related growth provided another $10.8 million of incremental sales for the second quarter of 2017. Gross profit increased in the second quarter of 2017 due to the increased sales from existing businesses and acquisition-related growth, partially offset by higher material prices. The decrease in gross profit margin for the quarter was due to higher material prices. However, gross profit margin remained consistent on a year to date basis. Selling, general and administrative expense decreased in the second quarter of 2017 as compared to the second quarter of 2016 primarily due to cost control activities and restructuring savings of approximately $4.5 million, offset by approximately $3 million of acquisition-related growth. Restructuring and other related items for the second quarter of 2017 includes a $4 million non-cash impairment change associated with a previously closed facility as part of our restructuring activities.

Net sales from existing business increased $14.9 million during the six months ended June 30, 2017 in comparison to the six months ended July 1, 2016 with continued growth in most markets, partly offset by a decline in the Middle East market. Acquisition-related growth provided $17.3 million of incremental sales during the six months ended June 30, 2017. Foreign exchange impact was negligible. Gross profit increased during the six months ended June 30, 2017 primarily due to approximately $6 million of cost savings associated with restructuring programs and acquisition-related growth of $8.5 million. Gross profit margin remained consistent during the six months ended June 30, 2017 in comparison to the six months ended July 1, 2016 as the positive impact of price and volume mix offset the increased commodity cost. Selling, general and administrative expense decreased during the six months ended June 30, 2017 as compared to the six months ended July 1, 2016 primarily due to restructuring savings totaling approximately $9 million, partially offset by $6 million of acquisition-related growth. Restructuring and other related items decreased during the six months ended June 30, 2017 in comparison to the six months ended July 1, 2016, consistent with management’s previously stated operational planning, partially offset by the incremental facility charge discussed previously.

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

Borrowing Arrangements

We are party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of June 30, 2017, the weighted-average interest rate of borrowings under the DB Credit Agreement was 2.73%, excluding accretion of original issue discount and deferred financing fees, and there was $1.1 billion available on the revolving credit facility.

On April 19, 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025 and have an interest rate of 3.25%. The proceeds from the Euro Notes offering were used to repay borrowings under our DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $212.3 million. As of June 30, 2017, outstanding borrowings under these facilities total $18.9 million, with a weighted average borrowing rate of 2.25%.

We are also party to letter of credit facilities with total capacity of $774.7 million. Total letters of credit of $369.8 million were outstanding as of June 30, 2017.

We are party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit, which is $80 million as of June 30, 2017. As of June 30, 2017, the total outstanding borrowings under the receivables financing facility were $68.6 million and the interest rate was 2.00%. The scheduled termination date for the receivables financing facility is December 19, 2017 and may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

Certain of our U.S. subsidiaries have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of June 30, 2017. We believe that our sources of liquidity, including the DB Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of June 30, 2017, we had $272.2 million of Cash and cash equivalents, an increase of $50.5 million from $221.7 million as of December 31, 2016. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	June 30, 2017	July 1, 2016
	(In millions)
Net cash provided by operating activities	$98.6	$56.4
Purchases of fixed assets, net	(10.6)	(25.5)
Acquisitions, net of cash received	(50.0)	—
Net cash used in investing activities	(60.6)	(25.5)
Proceeds from (repayments of) borrowings, net	10.1	(21.5)
Repurchases of common stock	—	(20.8)
Other	(5.2)	(4.7)
Net cash provided by (used in) financing activities	4.9	(47.0)
Effect of foreign exchange rates on Cash and cash equivalents	7.7	3.4
Increase (decrease) in Cash and cash equivalents	$50.5	$(12.7)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash inflows of $10.8 million during the six months ended June 30, 2017 and net cash outflows of $21.4 million during the six months ended July 1, 2016. Net cash inflows for the six months ended June 30, 2017 include $26.0 million of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended June 30, 2017 and six months ended July 1, 2016, cash contributions for defined benefit plans were $15.0 million and $18.1 million, respectively.

•	During the six months ended June 30, 2017 and six months ended July 1, 2016, net cash payments of $10.7 million and $28.7 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net; Inventories, net and customer retentions reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the six months ended June 30, 2017, net working capital consumed cash of $73.3 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory levels, principally in the fabrication technology segment, offset by increase in payables. During the six months ended July 1, 2016, net working capital consumed cash of $64.8 million, before the impact of foreign exchange, primarily due to an increase in receivable and inventory levels and a decrease in Customer advances and billings in excess of costs on long-term contracts.

•	Increased working capital for the second quarter of 2017 and second quarter of 2016 reflect normal seasonal changes.

Cash flows used in investing activities increased during six months ended June 30, 2017 as compared to the prior year as a result of acquisitions in our fabrication technology segment during the second quarter of 2017.

Cash flows from financing activities for the six months ended June 30, 2017 reflect net borrowings, inclusive of fees, of $4 million. The inflow is attributable to the issuance of the Euro Notes during the second quarter of 2017, largely offset by repayments on our revolving credit facilities. Cash flows from financing activities for the six months ended July 1, 2016 reflect a net repayment of $21 million of the Company’s outstanding debt. Cash flow from financing activities for the six months ended July 1, 2016 was also impacted by the repurchase of 1,000,000 shares of the Company’s Common stock for approximately $20.8 million.

Our Cash and cash equivalents as of June 30, 2017 include $267.5 million held in jurisdictions outside the U.S., which may be subject to U.S. income and local withholding taxes if repatriated into the United States. Repatriation of cash may also be subject to other local statutory restrictions.

On March 8, 2017, the Company entered into a binding agreement to acquire Siemens Turbomachinery Equipment GmbH (STE) from Siemens AG for a cash consideration of approximately €195 million. The acquisition will be integrated into the gas and fluid handling reporting segment, broadening the segment’s range of compression solutions and expanding its product offering into smaller steam turbines. Closing of the acquisition is expected to be completed during the three months ending December 31, 2017.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. The majority of our borrowings as of June 30, 2017, including the DB Credit Agreement and the receivables financing facility, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1.00% during the second quarter and six months ended June 30, 2017 would have increased Interest expense by approximately $2.6 million and $5.8 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the second quarter and six months ended June 30, 2017, approximately 73% and 72% of our sales, respectively, were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the DB Credit Agreement and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of June 30, 2017 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $325 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of June 30, 2017, our open commodity futures contracts were not material.

See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syrian Human Rights Act of 2012 and Section 13(r) of the Exchange Act, Colfax is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, including certain activities involving Iran.

In January 2016, the Office of Foreign Assets Control (“OFAC”) issued General License H to the Iranian Transactions and Sanctioned Regulations (“ITSR”), which authorized U.S.-owned or -controlled foreign entities to engage in certain business involving Iran. Pursuant to that authorization, one of our ESAB non-U.S. subsidiaries resumed certain business with Iran pursuant to General License H and the ITSR.

In the three months ended June 30, 2017, the ESAB subsidiary delivered non-U.S. origin welding products valued at $413,000 to a distributor for end use in the petrochemical industry in Iran. In the 12 month period ending June 30, 2017, the ESAB subsidiary sold a total of $1,236,800 of welding products for end use in the Iranian petrochemical sector. The total revenue generated from these sales over 12 months was $1,236,800 with an aggregate net profit margin of 17 percent. The Company is disclosing these transactions pursuant to Section 13(r)(1)(A) of the Exchange Act.

The Company’s non-U.S. subsidiaries may engage in additional transactions authorized under General License H that would require disclosure in future reports pursuant to Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.02***	Letter Agreement between Colfax Corporation and Shyam Kambeyanda

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	July 28, 2017

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer and Treasurer	July 28, 2017
(Principal Financial and Accounting Officer)