Form 10-Q
period 2017-09-29
Colfax CORP
filed 2017-11-06
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2017
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 29, 2017, there were 123,115,844 shares of the registrant’s common stock, par value $.001 per share, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Net sales	$844,509	$766,521	$2,426,101	$2,373,345
Cost of sales	580,610	528,207	1,664,309	1,630,953
Gross profit	263,899	238,314	761,792	742,392
Selling, general and administrative expense	181,835	167,851	533,550	526,972
Restructuring and other related charges	7,298	11,752	23,131	37,998
Operating income	74,766	58,711	205,111	177,422
Interest expense	11,328	6,892	29,106	24,988
Income from continuing operations before income taxes	63,438	51,819	176,005	152,434
Provision for income taxes	13,816	11,271	46,128	40,852
Net income from continuing operations	49,622	40,548	129,877	111,582
Income (loss) from discontinued operations, net of taxes	2,082	(8,349)	21,790	(9,210)
Net income	51,704	32,199	151,667	102,372
Less: income attributable to noncontrolling interest, net of taxes	5,841	4,229	13,867	12,033
Net income attributable to Colfax Corporation	$45,863	$27,970	$137,800	$90,339
Net income (loss) per share - basic
Continuing operations	$0.36	$0.30	$0.94	$0.81
Discontinued operations	$0.01	$(0.07)	$0.18	$(0.08)
Consolidated operations	$0.37	$0.23	$1.12	$0.73
Net income (loss) per share - diluted
Continuing operations	$0.35	$0.30	$0.94	$0.81
Discontinued operations	$0.02	$(0.07)	$0.17	$(0.08)
Consolidated operations	$0.37	$0.23	$1.11	$0.73

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income	$51,704	$32,199	$151,667	$102,372
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(551), $462, $(1,633) and $2,898	89,771	(31,679)	257,682	(185,743)
Unrealized gain (loss) on hedging activities, net of tax of $(6,249), $(12,108), $(14,872) and $(13,807)	(7,755)	9,146	(22,108)	3,826
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $722, $454, $2,658 and $1,908	2,466	827	5,102	3,459
Amortization of pension and other post-retirement prior service cost, net of tax of $24, $22, $71 and $66	38	44	115	120
Foreign currency translation adjustment resulting from Venezuela deconsolidation	—	2,378	—	2,378
Other comprehensive income (loss)	84,520	(19,284)	240,791	(175,960)
Comprehensive income (loss)	136,224	12,915	392,458	(73,588)
Less: comprehensive income attributable to noncontrolling interest	5,041	7,940	20,085	16,968
Comprehensive income (loss) attributable to Colfax Corporation	$131,183	$4,975	$372,373	$(90,556)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 29, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$260,414	$208,814
Trade receivables, less allowance for doubtful accounts of $30,042 and $29,005	957,215	838,796
Inventories, net	414,556	364,972
Other current assets	188,221	175,721
Current portion of assets held for sale	494,463	150,275
Total current assets	2,314,869	1,738,578
Property, plant and equipment, net	512,561	537,740
Goodwill	2,527,141	2,350,996
Intangible assets, net	935,804	884,038
Other assets	547,941	520,031
Assets held for sale, less current portion	—	307,057
Total assets	$6,838,316	$6,338,440

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,861	$5,406
Accounts payable	543,725	515,520
Customer advances and billings in excess of costs incurred	129,893	140,220
Accrued liabilities	336,744	311,326
Current portion of liabilities held for sale	272,407	87,183
Total current liabilities	1,288,630	1,059,655
Long-term debt, less current portion	1,334,627	1,286,738
Other liabilities	701,261	732,729
Liabilities held for sale, less current portion	—	165,974
Total liabilities	3,324,518	3,245,096
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,115,844 and 122,780,261 issued and outstanding	123	123
Additional paid-in capital	3,220,073	3,199,682
Retained earnings	833,200	685,411
Accumulated other comprehensive loss	(753,772)	(988,345)
Total Colfax Corporation equity	3,299,624	2,896,871
Noncontrolling interest	214,174	196,473
Total equity	3,513,798	3,093,344
Total liabilities and equity	$6,838,316	$6,338,440

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2017	122,780,261	$123	$3,199,682	$685,411	$(988,345)	$196,473	$3,093,344
Cumulative effect of accounting change	—	—	—	9,989	—	—	9,989
Net income	—	—	—	137,800	—	13,867	151,667
Distributions to noncontrolling owners	—	—	—	—	—	(2,384)	(2,384)
Other comprehensive income, net of tax of $(13.8) million	—	—	—	—	234,573	6,218	240,791
Common stock-based award activity	335,583	—	20,391	—	—	—	20,391
Balance at September 29, 2017	123,115,844	$123	$3,220,073	$833,200	$(753,772)	$214,174	$3,513,798

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 29, 2017	September 30, 2016

Cash flows from operating activities:
Net Income	$151,667	$102,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	101,843	107,101
Stock-based compensation expense	15,633	13,920
Non-cash interest expense	3,340	3,126
Deferred income tax benefit	(6,046)	(1,171)
Gain on sale of facility	(10,557)	—
Changes in operating assets and liabilities:
Trade receivables, net	(96,472)	(28,341)
Inventories, net	(38,493)	2,932
Accounts payable	(3,308)	(23,899)
Customer advances and billings in excess of costs incurred	(18,405)	(48,167)
Changes in other operating assets and liabilities	15,489	(26,019)
Net cash provided by operating activities	114,691	101,854

Cash flows from investing activities:
Purchases of fixed assets, net	(20,650)	(41,671)
Acquisitions, net of cash received	(56,931)	—
Net cash used in investing activities	(77,581)	(41,671)

Cash flows from financing activities:
Payments under term credit facility	(46,878)	(28,125)
Proceeds from borrowings on revolving credit facilities and other	594,159	659,469
Repayments of borrowings on revolving credit facilities and other	(911,462)	(676,257)
Proceeds from borrowings on senior unsecured notes	374,450	—
Proceeds from issuance of common stock, net	4,758	413
Repurchases of common stock	—	(20,812)
Other	(8,851)	(7,830)
Net cash provided by (used in) financing activities	6,176	(73,142)

Effect of foreign exchange rates on Cash and cash equivalents	7,434	7,150
Increase (decrease) in Cash and cash equivalents	50,720	(5,809)
Cash and cash equivalents, beginning of period	221,730	197,469
Cash and cash equivalents, end of period	$272,450	$191,660

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Colfax Corporation (the “Company” or “Colfax”) is a leading diversified industrial technology company that provides gas and fluid handling and fabrication technology products and services to customers around the world through the Howden, ESAB and Colfax Fluid Handling businesses.

On September 24, 2017 (the “Purchase Agreement Date”), the Company and CIRCOR International, Inc. a Delaware corporation (“CIRCOR” or the “Buyer”) entered into a definitive purchase agreement (the “Purchase Agreement”), pursuant to which CIRCOR has agreed to purchase certain subsidiaries and assets comprising Colfax’s fluid handling business (“Fluid Handling”) for an estimated aggregate consideration of $860 million including cash consideration of $542 million and approximately 3.3 million newly-issued shares of Buyer common stock, and the assumption of certain liabilities, including certain pension liabilities. The estimated aggregate consideration reflects the CIRCOR share price as of the close of trading on September 22, 2017, which may vary based on the trading price for CIRCOR shares on the closing date as well as other purchase price adjustments, including cash on hand. The sale is expected to close during the three months ending December 31, 2017, subject to regulatory approval and other customary closing conditions. Herein, the Company has presented its operations for the Fluid Handling business as discontinued operations in the Company’s Condensed Consolidated Financial Statements. Prior period amounts have been adjusted to present the discontinued operations on a consistent basis. See Note 3, “Discontinued Operations” for further information.

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

During the three months ended September 29, 2017, the Company identified specific intercompany amounts within the Fabrication Technology segment that were incorrectly reported in Total assets and Total liabilities of the Consolidated Balance Sheet as of December 31, 2016. As a result, the Company has adjusted its Consolidated Balance Sheet as of December 31, 2016 as presented herein to reduce Other current assets and Accounts payable by $47.0 million. This revision did not have an overall net effect on Net cash provided by operating activities and had no effect on Net income for any prior period. The Company has corrected the issue as of September 29, 2017 in the comparative financial statements and amounts have been eliminated in the Condensed Consolidated Balance Sheet as of this date.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which except as discussed above, consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentations.

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

The results of operations for the three and nine months ended September 29, 2017 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our gas and fluid handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will apply the ASU and its related updates on a full retrospective basis as of January 1, 2018. To evaluate the effect the ASU will have on the Company’s financial statements and related disclosures, the Company developed a comprehensive project plan that included representatives from across the Company’s operating segments. The Company is in the final stages of validating its preliminary conclusion that the adoption of the ASU will not have a material impact on the Consolidated Financial Statements. In addition, the Company is in the process of evaluating the qualitative and quantitative disclosure guidance of the new ASU for possible enhancements to the Company’s financial statements that will enable users to better understand the nature, amount, timing, and uncertainty of revenues and cashflows arising from contracts with customers.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory”. The ASU requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. The Company adopted the ASU during the nine months ended September 29, 2017 on a prospective basis.

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

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. Among other things, the ASU provides clarification on the presentation of the costs of computer software developed or obtained for internal use. The Company retrospectively adopted the ASU during the nine months ended September 29, 2017 and reclassified the carrying value

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of internal-use computer software from Property, plant and equipment, net to Intangible assets, net. The carrying value of internal-use computer software was $27.6 million and $32.3 million, respectively, as of September 29, 2017 and December 31, 2016.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The ASU amends the current hedge accounting model and eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Companies are required to apply amendments to cash flow and net investment hedge relationship using modified retrospective method and apply prospective method for the presentation and disclosure requirements. The ASU is effective for fiscal periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of adopting the ASU on its Consolidated Financial Statements and the timing of adoption.

3. Discontinued Operations

Sale of Fluid Handling Business

As discussed previously in Note 1, “General”, the Company entered into the Purchase Agreement to sell its Fluid Handling business to CIRCOR. The sale is expected to close during the three months ending December 31, 2017, at which time, the Company expects to record a material gain. Included in the gain calculation will be a reduction of the accumulated other comprehensive loss associated with the Fluid Handling business, which was approximately $177 million as of September 29, 2017.

The accounting requirements for reporting the divested business as a discontinued operation were met during the three months ended September 29, 2017. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Fluid Handling business as a discontinued operation. The Fluid Handling business had revenues of $343.7 million for the nine months period ended September 29, 2017 and $461.3 million for the year ended December 31, 2016.

In connection with the Purchase Agreement, the Company and the Buyer entered into various agreements to provide a framework for their relationship after the disposition, including a transition services agreement. The amounts to be billed for future transition services under the above agreements is not expected to be material to the Company’s results of operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The key components of income (loss) from discontinued operations for the three and nine months periods ended September 29, 2017 and September 30, 2016 were as follows:

	Three Months Ended		Nine Month Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Net sales	$114,524	$112,683	$343,690	$339,951
Cost of sales	77,379	75,590	224,373	225,310
Selling, general and administrative expense(1)	29,353	39,876	90,308	108,696
Divestiture-related expense, net(2)	5,675	—	7,275	—
Restructuring and other related items(3)	634	5,407	(7,628)	11,319
Operating income (loss)	1,483	(8,190)	29,362	(5,374)
Interest income(4)	88	100	353	365
Income (loss) from discontinued operations before income taxes	1,571	(8,090)	29,715	(5,009)
Income taxes	(511)	259	7,925	4,201
Income (loss) from discontinued operations, net of taxes	$2,082	$(8,349)	$21,790	$(9,210)

(1) Pursuant to the Purchase Agreement, the Company will retain its asbestos-related contingencies and insurance coverages. However, as the Company will not retain an interest in the ongoing operations of the business subject to the contingencies, the Company has classified asbestos-related activity in its Condensed Consolidated Statements of Operations as part of Income (loss) from discontinuing operations. See Note 13, “Commitments and Contingencies” for further information.
(2) Primarily related to professional and consulting fees associated with due diligence and preparation of regulatory filings, as well as employee benefit arrangements and other disposition-related activities.
(3) During the nine months ended September 29, 2017, the Company recorded a gain of approximately $12 million from the sale of a facility that was previously closed as part of restructuring activities.
(4) Interest expense has not been allocated to the discontinued operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the major classes of assets and liabilities held for sale that were included in the Company’s Condensed Consolidated Balance Sheets as of September 29, 2017 and December 31, 2016:

	September 29, 2017	December 31, 2016
	(In thousands)
ASSETS HELD FOR SALE
Cash and cash equivalents	$12,036	$12,916
Trade receivables, less allowance for doubtful accounts of $11,245 and $12,506	73,864	74,818
Inventories, net	53,283	38,885
Other current assets	24,459	23,656
Property, plant, and equipment, net	73,907	66,474
Goodwill	222,422	212,330
Intangible assets, net	14,516	15,302
Other assets	19,976	12,951
Total assets held for sale	494,463	457,332
Less: current portion	494,463	150,275
Assets held for sale, less current portion	$—	$307,057

LIABILITIES HELD FOR SALE
Accounts payable	$46,064	$43,356
Customer advances and billings in excess of costs incurred	12,773	10,795
Accrued liabilities	34,442	33,032
Other Liabilities	179,128	165,974
Total liabilities held for sale	272,407	253,157
Less: current portion	272,407	87,183
Liabilities held for sale, less current portion	$—	$165,974

Cash provided by operating activities of discontinued operations for the nine months ended September 29, 2017 was $33.9 million. Cash used in operating activities of discontinued operations for the nine months ended September 30, 2016 was $7.3 million. Cash used in investing activities of discontinued operations was $6.0 million and $2.6 million for the nine months ended September 29, 2017 and nine months ended September 30, 2016, respectively.

4. Acquisitions

During the nine months ended September 29, 2017, the Company completed three acquisitions for net cash consideration of approximately $58 million, subject to certain purchase price adjustments. Two of the acquisitions will complement the Fabrication Technology segment and the third the Air and Gas Handling reporting segment.

On October 2, 2017, the Company acquired Siemens Turbomachinery Equipment GmbH (STE) from Siemens AG, for cash consideration of approximately €193 million, subject to purchase price adjustments. The acquisition will be integrated into the Air and Gas Handling reporting segment, broadening the segment’s range of compression solutions and expanding its product offering into smaller steam turbines. For the twelve months ended September 2017, STE had revenues of approximately €145 million.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands, except share data)
Computation of Net income per share from continuing operations - basic:
Net income from continuing operations attributable to Colfax Corporation (1)	$43,781	$36,319	$116,010	$99,549
Weighted-average shares of Common stock outstanding - basic	123,260,978	122,836,762	123,187,447	122,918,259
Net income per share from continuing operations - basic	$0.36	$0.30	$0.94	$0.81
Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Colfax Corporation (1)	$43,781	$36,319	$116,010	$99,549
Weighted-average shares of Common stock outstanding - basic	123,260,978	122,836,762	123,187,447	122,918,259
Net effect of potentially dilutive securities - stock options and restricted stock units	819,826	265,452	760,315	211,540
Weighted-average shares of Common stock outstanding - diluted	124,080,804	123,102,214	123,947,762	123,129,799
Net income per share from continuing operations - diluted	$0.35	$0.30	$0.94	$0.81

(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended September 29, 2017 and September 30, 2016 excludes approximately 2.8 million and 5.2 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the nine months ended September 29, 2017 and September 30, 2016 excludes approximately 2.8 million and 5.1 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

6. Income Taxes

During the three and nine months ended September 29, 2017, Income from continuing operations before income taxes was $63.4 million and $176.0 million, respectively, while the Provision for income taxes was $13.8 million and $46.1 million, respectively. The effective tax rates were 21.8% and 26.2% for the three and nine months ended September 29, 2017, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to international taxes, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017. The provision for income taxes for the three and nine months ended September 29, 2017 includes $1.6 million and $2.3 million of discrete tax benefits, respectively.

During the three and nine months ended September 30, 2016, Income from continuing operations before income taxes was $51.8 million and $152.4 million, respectively, while the Provision for income taxes was $11.3 million and $40.9 million, respectively. The effective tax rates were 21.8% and 26.8% for the three and nine months ended September 30, 2016, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2016.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 29, 2017 and September 30, 2016. All amounts are net of tax and noncontrolling interest.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2017	$(181,189)	$(860,789)	$53,633	$(988,345)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(5,414)	284,681	117	279,384
Loss on long-term intra-entity foreign currency transactions	—	(27,855)	—	(27,855)
Loss on net investment hedges	—	—	(27,737)	(27,737)
Unrealized gain on cash flow hedges	—	—	5,551	5,551
Other comprehensive (loss) income before reclassifications	(5,414)	256,826	(22,069)	229,343
Amounts reclassified from Accumulated other comprehensive loss (1)	5,230	—	—	5,230
Net Other comprehensive (loss) income	(184)	256,826	(22,069)	234,573
Balance at September 29, 2017	$(181,373)	$(603,963)	$31,564	$(753,772)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2016	$(193,258)	$(528,620)	$35,163	$(686,715)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	370	(161,436)	758	(160,308)
Loss on long-term intra-entity foreign currency transactions	—	(30,353)	—	(30,353)
Loss on net investment hedges	—	—	3,482	3,482
Unrealized gain on cash flow hedges	—	—	327	327
Other comprehensive income (loss) before reclassifications	370	(191,789)	4,567	(186,852)
Amounts reclassified from Accumulated other comprehensive loss (1) (2)	3,579	2,378	—	5,957
Net Other comprehensive income (loss)	3,949	(189,411)	4,567	(180,895)
Balance at September 30, 2016	$(189,309)	$(718,031)	$39,730	$(867,610)

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

During the nine months ended September 29, 2017 and September 30, 2016, Noncontrolling interest increased by $6.2 million and $4.9 million, respectively, as a result of Other comprehensive income, primarily due to foreign currency translation adjustments.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. Inventories, Net

Inventories, net consisted of the following:

	September 29, 2017	December 31, 2016
	(In thousands)
Raw materials	$132,599	$121,886
Work in process	55,702	55,845
Finished goods	261,270	221,866
	449,571	399,597
Less: allowance for excess, slow-moving and obsolete inventory	(35,015)	(34,625)
Inventories, net	$414,556	$364,972

9. Debt

Long-term debt consisted of the following:

	September 29, 2017	December 31, 2016
	(In thousands)
Senior unsecured notes	$408,142	$—
Term loans	633,249	678,286
Trade receivables financing arrangement	52,289	63,399
Revolving credit facilities and other	246,808	550,459
Total Debt	1,340,488	1,292,144
Less: current portion	(5,861)	(5,406)
Long-term debt	$1,334,627	$1,286,738

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of September 29, 2017, the weighted-average interest rate of borrowings under the DB Credit Agreement was 2.74%, excluding accretion of original issue discount and deferred financing fees, and there was $1.1 billion available on the revolving credit facility.

On April 19, 2017, the Company issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025 and have an interest rate of 3.25%. The proceeds from the Euro Notes offering were used to repay borrowings under the DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of the Company’s domestic subsidiaries (the "Guarantees"). In conjunction with the issuance, the Company recorded $6.0 million of deferred financing fees. The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

As of September 29, 2017, the Company had an original issue discount of $4.3 million and deferred financing fees of $9.8 million included in its Condensed Consolidated Balance Sheet, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the applicable debt agreements.

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $216.3 million. As of September 29, 2017, outstanding borrowings under these facilities total $16 million, with a weighted average borrowing rate of 2.18%.

The Company is also party to letter of credit facilities with total capacity of $813.3 million. Total letters of credit of $416 million were outstanding as of September 29, 2017.

The Company is party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit, which is $80 million as of September 29, 2017. As of September 29, 2017, the total outstanding borrowings under the receivables financing facility were $52.3 million and the interest rate was 2.03%. The scheduled termination date for the receivables financing facility is December 19, 2017 and may be extended from time to time.

As of September 29, 2017, the Company is in compliance with the covenants under the DB Credit Agreement.

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 29, 2017	December 31, 2016
	(In thousands)
Accrued payroll	$94,469	$87,045
Accrued taxes	44,632	35,429
Accrued asbestos-related liability	53,637	51,166
Warranty liability - current portion	27,649	29,233
Accrued restructuring liability - current portion	3,549	10,783
Accrued third-party commissions	15,843	10,432
Other	96,965	87,238
Accrued liabilities	$336,744	$311,326

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Nine Months Ended
	September 29, 2017	September 30, 2016
	(In thousands)
Warranty liability, beginning of period	$30,222	$35,634
Accrued warranty expense	12,845	17,368
Changes in estimates related to pre-existing warranties	850	4,701
Cost of warranty service work performed	(17,634)	(27,429)
Acquisitions	13	304
Foreign exchange translation effect	1,616	(356)
Warranty liability, end of period	$27,912	$30,222

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 29, 2017
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$4,855	$6,570	$(9,084)	$318	$2,659
Facility closure costs(2)	1,234	2,715	(3,938)	(7)	4
	6,089	9,285	(13,022)	311	2,663
Fabrication Technology:
Termination benefits(1)	3,712	4,396	(7,360)	94	842
Facility closure costs(2)	981	5,184	(6,135)	14	44
	4,693	9,580	(13,495)	108	886
Non-cash charges(2)		4,266
		13,846
Corporate and Other:
Facility closure costs(2)	203	—	(148)	13	68
	203	—	(148)	13	68
	$10,985	18,865	$(26,665)	$432	$3,617
Non-cash charges(2)		4,266
		$23,131

(1) Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the nine months ended September 29, 2017, the Company recorded a $4 million non-cash impairment charge for a facility in our Fabrication Technology segment, that was previously closed as part of restructuring activities.
(3) As of September 29, 2017, $3.5 million and $0.1 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

On the closing date of the sale of the Fluid Handling business, the Company will transfer all restructuring obligations of the Fluid Handling business to the Buyer, which totaled $2.3 million as of September 29, 2017 and are included in Current liabilities held for sale in the Condensed Consolidated Balance Sheets. See Note 3 - “Discontinued Operations” for further information.

The Company expects to incur charges of approximately $22 million during the remainder of 2017 related to its restructuring activities, $3 million of which is expected to be included in discontinued operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Net Periodic Benefit Cost - Defined Benefit Plans

In connection with the planned sale of the Fluid Handling business, the Buyer will assume the liability for all foreign defined benefit plans, a portion of the U.S. defined benefit plan, and certain other postretirement obligations. As of September 29, 2017, the net pension and other postretirement plan liabilities that are held for sale to the Buyer totaled $170.7 million and are classified within the Current liabilities held for sale caption of the Condensed Consolidated Balance Sheet. Net benefit cost for the Fluid Handling business is included in Net income (loss) from discontinued operations, net of taxes, within the Condensed Consolidated Statements of Income. See Note 3, “Discontinued Operations” for further information.

The following table sets forth the components of total net periodic benefit cost (income) of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Pension Benefits - U.S. Plans:
Service cost	$46	$48	$139	$144
Interest cost	3,892	4,352	11,637	13,057
Expected return on plan assets	(5,340)	(6,121)	(16,019)	(18,362)
Amortization	1,623	1,612	4,860	4,846
Net periodic benefit cost (income)	$221	$(109)	$617	$(315)

Pension Benefits - Non-U.S. Plans:
Service cost	$409	$821	$2,407	$2,512
Interest cost	6,358	7,287	19,537	24,447
Expected return on plan assets	(6,994)	(6,604)	(20,404)	(22,804)
Amortization	1,728	417	3,401	1,261
Net periodic benefit cost	$1,501	$1,921	$4,941	$5,416

Other Post-Retirement Benefits:
Service cost	$10	$(2)	$31	$29
Interest cost	243	154	728	779
Amortization	(101)	(682)	(301)	(554)
Net periodic benefit cost	$152	$(530)	$458	$254

Net periodic benefit cost of $2 million and $4.3 million for the three and nine months ended September 29, 2017, respectively, and $1.0 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, are included in Income (loss) from discontinued operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $1.3 billion estimated fair value of the Company’s debt as of September 29, 2017 and December 31, 2016, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	September 29, 2017
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$20,947	$—	$—	$20,947
Foreign currency contracts related to sales - designated as hedges	—	4,488	—	4,488
Foreign currency contracts related to sales - not designated as hedges	—	1,491	—	1,491
Foreign currency contracts related to purchases - designated as hedges	—	668	—	668
Foreign currency contracts related to purchases - not designated as hedges	—	178	—	178
Deferred compensation plans	—	6,390	—	6,390
	$20,947	$13,215	$—	$34,162

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$2,353	$—	$2,353
Foreign currency contracts related to sales - not designated as hedges	—	492	—	492
Foreign currency contracts related to purchases - designated as hedges	—	1,055	—	1,055
Foreign currency contracts related to purchases - not designated as hedges	—	563	—	563
Deferred compensation plans	—	6,390	—	6,390
	$—	$10,853	$—	$10,853

	December 31, 2016
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,603	$—	$—	$24,603
Foreign currency contracts related to sales - designated as hedges	—	992	—	992
Foreign currency contracts related to sales - not designated as hedges	—	1,285	—	1,285
Foreign currency contracts related to purchases - designated as hedges	—	4,224	—	4,224
Foreign currency contracts related to purchases - not designated as hedges	—	120	—	120
Deferred compensation plans	—	4,586	—	4,586
	$24,603	$11,207	$—	$35,810

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$11,280	$—	$11,280
Foreign currency contracts related to sales - not designated as hedges	—	256	—	256
Foreign currency contracts related to purchases - designated as hedges	—	469	—	469
Foreign currency contracts related to purchases - not designated as hedges	—	1,004	—	1,004
Deferred compensation plans	—	4,586	—	4,586
	$—	$17,595	$—	$17,595

There were no transfers in or out of Level One, Two or Three during the nine months ended September 29, 2017.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of September 29, 2017 and December 31, 2016, the Company had foreign currency contracts with the following notional values:

	September 29, 2017	December 31, 2016
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$123,617	$85,542
Foreign currency contracts sold - designated as hedges	178,585	215,086
Foreign currency contracts purchased - not designated as hedges	44,736	40,127
Foreign currency contracts purchased - designated as hedges	61,497	84,604
Total foreign currency derivatives	$408,435	$425,359

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	$798	$(362)	$3,515	$496
Realized gain (loss)	323	297	1,950	(2,075)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized gain (loss)	306	403	945	(838)
Realized (loss) gain	(1,022)	(207)	(2,036)	2,504
Unrealized (loss) gain on net investment hedges(1)	(8,308)	9,187	(27,737)	3,482
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(289)	157	(29)	777
Realized (loss) gain	(737)	(521)	853	(684)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(104)	(42)	500	(558)
Realized gain (loss)	498	(360)	243	(621)

(1) The unrealized (loss) gain on net investment hedges is attributable to the change in valuation of Euro denominated debt.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2016 Form 10-K. Because the Company will not retain an interest in the ongoing operations of the businesses subject to the asbestos contingencies, the Company has classified asbestos-related activity in its Condensed Consolidated Statements of Operations as a component of Income (loss) from discontinuing operations.

Asbestos Contingencies

Claims activity since December 31 related to asbestos claims is as follows(1):

	Nine Months Ended
	September 29, 2017	September 30, 2016
	(Number of claims)
Claims unresolved, beginning of period	20,567	20,583
Claims filed(2)	3,450	4,022
Claims resolved(3)	(6,414)	(3,092)
Claims unresolved, end of period	17,603	21,513

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

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	September 29, 2017	December 31, 2016
	(In thousands)
Long-term asbestos insurance asset(1)	$275,109	$293,289
Long-term asbestos insurance receivable(1)	79,417	92,269
Accrued asbestos liability(2)	53,637	51,166
Long-term asbestos liability(3)	308,995	330,194

(1) Included in Other assets in the Condensed Consolidated Balance Sheets.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay, and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
(3) Included in Other liabilities in the Condensed Consolidated Balance Sheets.

Following a Delaware Supreme Court ruling on September 12, 2016, the Company received a total of $30.5 million of previously unreimbursed costs funded by the Company in defense and settlement of asbestos claims from insurance companies during the nine months ended September 29, 2017. Certain matters, including potential interest which could be awarded to a specific subsidiary, are subject to further rulings from the Delaware courts. While the outcome is uncertain, none of these matters is expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

14. Segment Information

Prior to the Purchase Agreement Date, the Company conducted its operations through three operating segments: Air and Gas Handling, Fluid Handling and Fabrication Technology. The Gas Handling and Fluid Handling operating segments were aggregated into a single reportable segment. Subsequent to the Purchase Agreement Date, the Company now conducts its continuing operations through the Air and Gas Handling and Fabrication Technology segments, which also represent the Company’s reportable segments.

▪	Air and Gas Handling - a global supplier of centrifugal and axial fans, rotary heat exchangers, gas compressors, ventilation control systems and software, and aftermarket services; and

▪	Fabrication Technology - a global supplier of welding equipment, cutting equipment, automated welding and cutting systems, and consumables.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before Restructuring and other related charges.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Net sales:
Air and Gas Handling	$362,310	$320,436	$989,044	$1,009,598
Fabrication Technology	482,199	446,085	1,437,057	1,363,747
	$844,509	$766,521	$2,426,101	$2,373,345
Segment operating income (loss)(1):
Air and Gas Handling	$40,234	$32,331	$97,570	$102,577
Fabrication Technology	56,232	48,074	172,696	148,430
Corporate and other	(14,402)	(9,942)	(42,024)	(35,587)
	$82,064	$70,463	$228,242	$215,420

(1) The following is a reconciliation of Income from continuing operations before income taxes to segment operating income:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Income from continuing operations before income taxes	$63,438	$51,819	$176,005	$152,434
Interest expense	11,328	6,892	29,106	24,988
Restructuring and other related charges	7,298	11,752	23,131	37,998
Segment operating income	$82,064	$70,463	$228,242	$215,420

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2017 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to uncertainties regarding the ability to complete, timing, and financial and operating impacts of our planned sale of the Fluid Handling business, as well as the following:

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

Overview

On September 24, 2017, we entered into a definitive purchase agreement (the “Purchase Agreement”) with CIRCOR International, Inc., a Delaware corporation (“CIRCOR” or the “Buyer”), pursuant to which CIRCOR has agreed to purchase certain subsidiaries and assets comprising our fluid handling business (the “Business”) for  cash consideration of $542 million, 3.3 million shares of CIRCOR common stock (the “CIRCOR Shares”), and the assumption of certain liabilities, including certain pension liabilities (the “Transaction”). The CIRCOR Shares we receive are expected to represent approximately 16% of CIRCOR’s issued and outstanding shares immediately following the issuance upon closing of the Transaction (the “Closing”). The purchase price is subject to certain adjustments pursuant to the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants by each party.  The covenants relate to, among other things, our conduct of the Business, and the conduct by CIRCOR of its business, during the period between the signing of the Purchase Agreement and the Closing, the parties’ efforts to obtain regulatory approvals in connection with the Transaction, CIRCOR’s efforts to obtain financing for the transaction, and our ability to compete with the Business for a limited period following the Closing.  Along with CIRCOR, we have agreed to indemnify the other for losses arising from certain breaches of the Purchase Agreement and for certain other potential liabilities, subject to certain limitations.

The Transaction is subject to customary closing conditions including, among others, the receipt of required antitrust approvals (and the expiration or termination of waiting periods required in connection therewith), the absence of any injunction or order prohibiting or restricting the consummation of the Transaction, the absence of a “Buyer Material Adverse Effect” or a “Material Adverse Effect” with respect to the Business (each as defined in the Purchase Agreement) and the accuracy of the other party’s representations and warranties, the other party’s performance and compliance with its obligations and covenants under the Purchase Agreement and the CIRCOR Shares having been approved for listing on the New York Stock Exchange. Pursuant to the Purchase Agreement, certain of our subsidiaries that are involved in asbestos litigation, as previously disclosed by us, will retain liabilities and assets, including insurance policies and rights to recovery thereunder, associated with such litigation and other asbestos-related liabilities.

The obligations of CIRCOR to consummate the Transaction are not conditioned on receipt of financing. However, CIRCOR is not required to consummate the Transaction until after the completion of a “Marketing Period” (as defined in the Purchase Agreement). CIRCOR has obtained a debt financing commitment from Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., SunTrust Robinson Humphrey, Inc. and SunTrust Bank.

Each party may terminate the Purchase Agreement under certain circumstances. In the event that we terminate the Purchase Agreement because CIRCOR fails to consummate the Transaction as required by the Purchase Agreement after all of the conditions to CIRCOR’s obligation to close the Transaction have been satisfied (other than those conditions that, by their nature are to be satisfied at the Closing), CIRCOR will be required to pay us a reverse termination fee of $50 million.

The accounting requirements for reporting the pending sale of the Fluid Handling business as a discontinued operation were met during the third quarter of 2017. Accordingly, the results of operations for the Fluid Handling segment have been excluded from the discussion of our results of operations for all periods presented.

Based upon the above, we now report our continuing operations through the following reportable segments:

•	Air and Gas Handling - a global supplier of industrial centrifugal and axial fans, rotary heat exchangers, gas compressors, ventilation control systems and software, and aftermarket services; and

•	Fabrication Technology - a global supplier of welding equipment and consumables, cutting equipment and consumables systems and consumables.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.”

We have a global geographic footprint, with production facilities in Europe, North America, South America, Asia, Australia and Africa. Through our reportable segments, we serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified and includes commercial, industrial and government customers.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the third quarter and nine months ended September 29, 2017 to the comparable 2016 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the Air and Gas Handling segment, where this information is relevant. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. We completed one acquisition in our Air and Gas Handling segment during the nine months ended September 29, 2017. We completed three acquisitions in our Fabrication Technology segment, of which one was completed in the fourth quarter of 2016, and two others during the nine months ended September 29, 2017.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 79% and 76% for the third quarter and nine months ended September 29, 2017, respectively, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. Changes in foreign exchange rates had an overall negligible impact on Net sales and Income from continuing operations before income taxes for the third quarter and nine months ended September 29, 2017. Changes in foreign exchange rates since December 31, 2016 increased net assets by approximately 8%.

Seasonality

As our air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July and August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Sales, Orders and Backlog

Our third quarter 2017 Net sales increased from third quarter 2016 levels and our year to date 2017 Net sales also increased from the comparable 2016 period. The following table presents the components of changes in our consolidated Net sales and, for our Air and Gas Handling segment, orders and order backlog:

			Air and Gas Handling
	Net Sales		Orders(1)
	$	%	$	%
	(Dollars in millions)
For the three months ended September 30, 2016	$766.5		$360.9
Components of Change:
Existing Businesses(2)	46.7	6.1%	(107.6)	(29.8)%
Acquisitions(3)	13.4	1.7%	0.1	—%
Foreign Currency Translation(4)	17.9	2.4%	9.2	2.6%
	78.0	10.2%	(98.3)	(27.2)%
For the three months ended September 29, 2017	$844.5		$262.6

			Air and Gas Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(Dollars in millions)
As of and for the nine months ended September 30, 2016	$2,373.3		$976.2		$874.9
Components of Change:
Existing Businesses(2)	9.6	0.4%	(36.4)	(3.7)%	(98.3)	(11.2)%
Acquisitions(3)	30.7	1.3%	0.1	—%	—	—%
Foreign Currency Translation(4)	12.5	0.5%	(1.9)	(0.2)%	6.2	0.7%
	52.8	2.2%	(38.2)	(3.9)%	(92.1)	(10.5)%
As of and for the nine months ended September 29, 2017	$2,426.1		$938.0		$782.8

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

The increase in Net sales from existing businesses during the third quarter of 2017 compared to the third quarter of 2016, was attributable to increases of $13.4 million in our Fabrication Technology segment and $33.3 million in our Air and Gas Handling segment. Orders from existing businesses during the third quarter of 2017 as compared to the third quarter of 2016 decreased by $107.6 million, primarily attributable to large project bookings recorded in the third quarter of 2016, a delay in orders in the third quarter of 2017, and declines in the power generation end market. The decline was partially offset by an increase in our general industrial and other end market.

Net sales from existing businesses increased during the nine months ended September 29, 2017, driven by the $28.3 million of Net sales growth from existing businesses in our Fabrication Technology segment. This increase was partially offset by a decline in our Air and Gas Handling segment. Our fabrication technology acquisitions contributed $30.6 million of Net sales. The approximate $65 million orders growth from existing businesses within our general industrial and other end market was offset by declines in our oil, gas and petrochemical, power generation, and to a lesser extent, mining end markets.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(Dollars in millions)
Gross profit	$263.9	$238.3	$761.8	$742.4
Gross profit margin	31.2%	31.1%	31.4%	31.3%
Selling, general and administrative expense	$181.8	$167.8	$533.6	$527.0
Restructuring and other related charges	7.3	11.8	23.1	38.0
Operating income	$74.8	$58.7	$205.1	$177.4
Operating income margin	8.9%	7.7%	8.5%	7.5%
Interest expense, net	$11.3	$6.9	$29.1	$25.0
Provision for income taxes	13.8	11.3	46.1	40.9

Third Quarter of 2017 Compared to Third Quarter of 2016

The $25.6 million increase in Gross profit during the third quarter of 2017 in comparison to the third quarter of 2016 was attributable to increases of $11.0 million in our Air and Gas Handling segment and $14.6 million in our Fabrication Technology segment. Organic sales growth in both segments was the primary driver of the increase. Acquisition-related growth in our Fabrication Technology segment contributed approximately $7 million of gross profit in the third quarter of 2017 and foreign currency translation impact added approximately $6 million when compared to the third quarter of 2016. The positive impact of our previously executed restructuring initiatives, contributing approximately $6 million of cost savings in the quarter, substantially offset the higher material costs and lower margins experienced in our projects business, holding gross profit margin consistent with the prior year.

The $13.9 million increase in Selling, general and administrative expense in the third quarter of 2017 as compared to the third quarter of 2016 was primarily attributable to acquisition-related growth of approximately $8 million and foreign currency translation impact. Restructuring and other related items decreased during the third quarter of 2017 as compared to the third quarter of 2016 consistent with management’s plan.

Interest expense for the third quarter of 2017 increased by $4.4 million compared to the third quarter of 2016, primarily attributable to the higher interest rates on our senior unsecured debt.

The effective tax rate for continuing operations during the third quarter of 2017 was 21.8%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings where international tax rates are lower than the U.S. tax rate and $1.6 million of discrete tax benefits which were offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017. The effective tax rate for the third quarter of 2016 was 21.8%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings, where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016.

Nine Months Ended September 29, 2017 Compared to Nine Months Ended September 30, 2016

The $19.4 million increase in Gross profit for the nine months ended September 29, 2017 in comparison to the nine months ended September 30, 2016 was driven by $27.2 million of growth in our Fabrication Technology segment, partially offset by a decline in our Air and Gas Handling segment. Our Fabrication Technology segment acquisitions contributed $15 million of gross profit during the nine months ended September 29, 2017 and foreign exchange translation added another $4 million to the increase. We achieved approximately $21 million in costs savings during the nine months ended September 29, 2017, which helped offset the impact of lower new build project margins and trailing price realization on the higher material costs experienced in the first half of 2017, keeping gross profit margin consistent with the prior year.

Selling, general and administrative expense for the nine months ended September 29, 2017 was flat in comparison to the nine months ended September 30, 2016. Restructuring and other related items decreased during the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016 consistent with management’s plan.

Interest expense during the nine months ended September 29, 2017 increased by $4.1 million compared the nine months ended September 30, 2016, primarily attributable to the higher interest rates on our senior unsecured debt.

The effective tax rate for continuing operations during the nine months ended September 29, 2017 was 26.2%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings, where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017. The provision for income taxes for the nine months ended September 29, 2017 also includes $2.3 million net discrete tax benefits. The effective tax rate during the nine months ended September 30, 2016 was 26.8%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings, where international tax rates are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2016.

Business Segments

As discussed further above, we report results in two reportable segments: Air and Gas Handling and Fabrication Technology.

Air and Gas Handling

Principally marketed under the Howden brand name, we design, manufacture, install and maintain heavy-duty fans, rotary heat exchangers, compressors, and ventilation control systems and software used in critical applications that require movement of large volumes of air and gases. Applications and markets include coal-fired and other types of power stations, underground mines, steel sintering plants, industrial facilities, and oil, gas and petrochemical processing plants.

The following table summarizes selected financial data for our Air and Gas Handling segment:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(Dollars in millions)
Net sales	$362.3	$320.4	$989.0	$1,009.6
Gross profit	96.0	85.0	260.7	268.5
Gross profit margin	26.5%	26.5%	26.4%	26.6%
Selling, general and administrative expense	$55.8	$52.7	$163.1	$165.9
Segment operating income	40.2	32.3	97.6	102.6
Segment operating income margin	11.1%	10.1%	9.9%	10.2%
Restructuring and other related items	$4.1	$4.9	$9.3	$16.6

Net sales from existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, increased by $33.3 million during the third quarter of 2017 in comparison to the third quarter of 2016 driven by $60 million of growth attributable to our general industrial and, to a lesser extent, mining end market. The growth was partially offset by declines in the oil, gas and petrochemical and power generation end markets. Changes in foreign currency translation rates and acquisition-related growth had a nominal impact on Net sales. Gross profit increased in the third quarter of 2017 as compared to the third quarter of 2016 reflecting the impact of the higher overall volumes and $4 million of restructuring benefits, which more than offset project margin pressures from an increasingly competitive pricing environment. Excluding the $1.5 million increase due to foreign currency translation, Selling, general and administrative expense for the third quarter of 2017 remained relatively flat to the third quarter of 2016 contributing to the overall increase in Segment operating income margin. Restructuring and other related items decreased during the third quarter of 2017 as compared to the third quarter of 2016 consistent with management’s plan.

Net sales from existing businesses decreased by $18.7 million during the nine months ended September 29, 2017 in comparison to the nine months ended September 30, 2016, reflecting lower year-over-year sales in the first half of 2017. Increases of approximately $61 million in our mining and general industrial end markets were more than offset by declines in the oil, gas and petrochemical and power generation end markets. Changes in foreign currency translation rates and acquisition-related growth had a nominal impact on Net sales. Gross profit decreased during the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016 primarily reflecting lower project margins as well as the impact of lower overall volumes in the first half of 2017. These factors were mitigated with approximately $14 million of restructuring benefits, holding gross profit margin consistent with the prior year. Selling, general and administrative expense for the nine months ended September 29, 2017 was consistent with the prior year. Restructuring and other related items decreased during the nine months ended September 29, 2017 consistent with management’s plan.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting and joining of steels, aluminum and other metals and metal alloys. Our fabrication technology products are marketed under several brand names, most notably ESAB and Victor, which we believe are well known in the international cutting and welding industry. ESAB’s comprehensive range of cutting and welding consumables includes electrodes, cored and solid wire and fluxes. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized cutting and automated welding systems. Products are sold into a wide range of end markets, including infrastructure and commercial construction, power generation, wind power, shipbuilding, oil, gas and petrochemicals, pipelines, mobile/off-highway equipment, mining, and general industrial.

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(Dollars in millions)
Net sales	$482.2	$446.1	$1,437.1	$1,363.7
Gross profit	167.9	153.3	501.1	473.9
Gross profit margin	34.8%	34.4%	34.9%	34.8%
Selling, general and administrative expense	$111.6	$105.3	$328.4	$325.5
Segment operating income	56.2	48.1	172.7	148.4
Segment operating income margin	11.7%	10.8%	12.0%	10.9%
Restructuring and other related items	$3.2	$6.9	$13.8	$21.4

Net sales from existing businesses increased $13.4 million in the third quarter of 2017 in comparison to the third quarter of 2016 led by growth in the Americas and certain developing regions. Growth also includes acquisition-related growth of $13.3 million and $9.4 million of foreign currency translation impact. Gross profit increased in the third quarter of 2017 due to the increased volumes from existing businesses and acquisition-related growth of $6.7 million. Gross profit margin increased 40 basis points for the quarter as compared to the prior year due to cost savings associated with our restructuring initiatives and price realization. Excluding acquisition-related growth of approximately $6 million, Selling, general and administrative expense remained flat in the third quarter of 2017 as compared to the third quarter of 2016. Segment operating income margin expanded approximately 90 basis points as we continue to see benefits from our previously executed restructuring programs. Restructuring and other related items decreased during the third quarter of 2017 as compared to the third quarter of 2016 consistent with management’s plan.

Net sales from existing business increased $28.3 million during the nine months ended September 29, 2017 in comparison to the nine months ended September 30, 2016 with continued growth in most markets. Acquisition-related growth provided $30.6 million of incremental sales during the nine months ended September 29, 2017, and foreign currency translation contributed $14.5 million of the increase. Gross profit increased during the nine months ended September 29, 2017 as costs savings associated with restructuring programs added approximately $7.0 million of additional gross profit in the current year, while acquisition-related growth contributed approximately $15 million. Gross margin increased 10 basis points as the positive impact from increased volumes, mix, and acquisition contribution was largely off-set by price realization that trailed increased raw material costs in the first half of the year. Selling, general and administrative expense remained flat during the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016 as approximately $13 million of cost savings associated with restructuring activities were offset by $12 million of acquisition-related increases and a $1 million foreign currency translation impact. Restructuring and other related items decreased during the nine months ended September 29, 2017 in comparison to the nine months ended September 30, 2016, consistent with management’s plan.

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

Borrowing Arrangements

We are party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of September 29, 2017, the weighted-average interest rate of borrowings under the DB Credit Agreement was 2.74%, excluding accretion of original issue discount and deferred financing fees, and there was $1.1 billion available on the revolving credit facility.

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

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $216.3 million. As of September 29, 2017, outstanding borrowings under these facilities total $16 million, with a weighted average borrowing rate of 2.18%.

We are also party to letter of credit facilities with total capacity of $813.3 million. Total letters of credit of $416 million were outstanding as of September 29, 2017.

We are party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchases trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledges them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the program limit, which is $80 million as of September 29, 2017. As of September 29, 2017, the total outstanding borrowings under the receivables financing facility were $52.3 million and the interest rate was 2.03%. The scheduled termination date for the receivables financing facility is December 19, 2017 and may be extended from time to time. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that the Company views as materially constraining to the activities of its business.

Certain of our U.S. subsidiaries have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of September 29, 2017. We believe that our sources of liquidity, including the DB Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 29, 2017, we had $272.5 million of Cash and cash equivalents, an increase of $50.7 million from $221.7 million as of December 31, 2016. The Cash and cash equivalents as of September 29, 2017 and December 31, 2016 include $12.0 million and 12.9 million, respectively, related to the Fluid Handling business which are reported in Current portion of assets held for sale in the Condensed Consolidated Balance Sheet. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 29, 2017	September 30, 2016
	(In millions)
Net cash provided by operating activities	$114.7	$101.9
Purchases of fixed assets, net	(20.7)	(41.7)
Acquisitions, net of cash received	(56.9)	—
Net cash used in investing activities	(77.6)	(41.7)
Proceeds from (repayments of) borrowings, net	10.3	(44.9)
Repurchases of common stock	—	(20.8)
Other	(4.1)	(7.4)
Net cash provided by (used in) financing activities	6.2	(73.1)
Effect of foreign exchange rates on Cash and cash equivalents	7.4	7.1
Increase (decrease) in Cash and cash equivalents	$50.7	$(5.8)

Cash provided by operating activities of discontinued operations for the nine months ended September 29, 2017 was $33.9 million. Cash used in operating activities of discontinued operations for the nine months ended September 30, 2016 was $7.3 million. Cash used in investing activities of discontinued operations was $6.0 million and $2.6 million for the nine months ended September 29, 2017 and nine months ended September 30, 2016, respectively.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash inflows of $4.4 million during the nine months ended September 29, 2017 and net cash outflows of $27.9 million during the nine months ended September 30, 2016. Net cash inflows for the nine months ended September 29, 2017 include $30.5 million of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the nine months ended September 29, 2017 and nine months ended September 30, 2016, cash contributions for defined benefit plans were $22.7 million and $24.8 million, respectively.

•
During the nine months ended September 29, 2017 and nine months ended September 30, 2016, net cash payments of $19.4 million and $44.4 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net; Inventories, net and customer retentions reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the nine months ended September 29, 2017, net working capital consumed cash of $156.7 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventories, reflecting current year sales growth and lower customer advance payments and progress billings on projects. During the nine months ended September 30, 2016, net working capital consumed cash of $97.5 million, before the impact of foreign exchange, primarily due to a decrease in customer advance payments and progress billings on projects.

•	Increased working capital for the third quarter of 2017 and third quarter of 2016 reflect normal seasonal changes.

Cash flows used in investing activities increased during the nine months ended September 29, 2017 as compared to the prior year as a result of two acquisitions in our Fabrication Technology segment and one acquisition in our Air and Gas Handling segment.

Cash flows from financing activities for the nine months ended September 29, 2017 reflect net borrowings, inclusive of fees, of $4 million. The inflow is attributable to the issuance of the Euro Notes during the second quarter of 2017, largely offset by repayments on our revolving credit facilities. Cash flows from financing activities for the nine months ended September 30, 2016 reflect a net repayment of $45 million of the Company’s outstanding debt. Cash flow from financing activities for the nine months ended September 30, 2016 was also impacted by the repurchase of 1,000,000 shares of the Company’s Common stock for approximately $20.8 million.

Our Cash and cash equivalents as of September 29, 2017 include $257.8 million held in jurisdictions outside the U.S., which may be subject to U.S. income and local withholding taxes if repatriated into the United States. Repatriation of cash may also be subject to other local statutory restrictions.

Sales of Fluid Handling Business

As discussed previously, on September 24, 2017, we entered into a definitive agreement to sell our fluid handling business to CIRCOR International, Inc. This strategic decision enables us to expand our fabrication technology and air and gas handling businesses by continuing to apply CBS, drive innovation, and invest in complementary acquisitions. In addition, we expect to expand our portfolio over time by acquiring and building out attractive new business platforms. The sale is expected to close during the three months ending December 31, 2017.

Consideration for the sale of the Business to Buyer includes cash consideration of $542 million and approximately 3.3 million newly-issued shares of Buyer common stock, which may vary based on the trading price for CIRCOR shares on the closing date as well as other purchase price adjustments.

Pursuant to the Purchase Agreement, at the Closing, we will enter into a stockholder agreement with CIRCOR (the “Stockholder Agreement”) that will set forth certain of our rights and obligations with respect to the CIRCOR Shares.  The Stockholder Agreement will prohibit us from transferring any of the CIRCOR Shares for a period of six months following the date of Closing, subject to certain customary exceptions (the “Lock-up Period”).  The Stockholder Agreement will also prohibit us from transferring the CIRCOR Shares to certain of CIRCOR’s competitors and to persons or groups that beneficially own more than 5% of CIRCOR’s then outstanding voting shares for the entire duration of the Stockholder Agreement, subject to certain exceptions, and will limit the number of CIRCOR Shares that we may transfer in any trading day (other than through privately negotiated sales and underwritten public offerings).  We will agree to certain customary standstill provisions and to vote the CIRCOR Shares in a manner proportionally consistent with the votes of other unaffiliated CIRCOR stockholders for so long as we beneficially own at least 5% of CIRCOR’s then outstanding shares of common stock.

The Stockholder Agreement will also provide for customary registration rights with respect to the CIRCOR Shares held by both us and certain permitted transferees. Pursuant to such registration rights, CIRCOR will agree to use its reasonable best efforts to file, within 90 days after the Closing, a shelf registration statement permitting the resale of the CIRCOR Shares, to cause the registration statement to become effective prior to expiration of the Lock-Up Period and to use reasonable best efforts to maintain the effectiveness of the registration statement until all of the CIRCOR Shares are sold or otherwise no longer subject to the Stockholder Agreement.  Following expiration of the Lock-Up Period, we will have the right, subject to certain limitations, to require CIRCOR to commence up to three underwritten offerings in any twelve-month period. We will also have customary piggyback registration rights in connection with offerings of CIRCOR’s securities by CIRCOR or any other CIRCOR stockholders.  CIRCOR will agree, under the Stockholder Agreement, to pay all expenses incurred in connection with our registration rights (including reasonable fees of a single outside counsel and our local counsel), other than our underwriting discounts and transfer taxes. The Stockholder Agreement will terminate upon such time as there are no CIRCOR shares covered by the Stockholder Agreement.

Pursuant to the Purchase Agreement, we will retain the Business’s asbestos-related contingencies and insurance coverages. As we have a high recovery rate associated with our insurance receivables, we do not anticipate that retaining the asbestos liability will impact our liquidity. See Note 13, “Commitments and Contingencies” for further information.

On October 2, 2017, we completed the acquisition of Siemens Turbomachinery Equipment GmbH (STE) from Siemens AG for a cash consideration of €193 million. The acquisition will be integrated into our Air and Gas Handling reporting segment, broadening the segment’s range of compression solutions and expanding its product offering into smaller steam turbines.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates, and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. There have been no significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2016 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. The majority of our borrowings as of September 29, 2017, including the DB Credit Agreement and the receivables financing facility, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1.00% during the third quarter and nine months ended September 29, 2017 would have increased Interest expense by approximately $2.5 million and $8.3 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the third quarter and nine months ended September 29, 2017, approximately 79% and 76% of our sales, respectively, were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the DB Credit Agreement and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of September 29, 2017 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $350 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of September 29, 2017, our open commodity futures contracts were not material.

See Note 12, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2016 Form 10-K, except as follows:

Our pending disposition of the Fluid Handling business subjects us to various risks and uncertainties.

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on September 24, 2017, we entered into the Purchase Agreement to sell the Fluid Handling business to CIRCOR. The pending Transaction is subject to various risks and uncertainties, including the following: the ability to successfully complete the disposition on the expected time frame, including receipt of required regulatory and creditor approvals and satisfaction of other closing conditions, the impact that the pending sale may have on the ability of the Fluid Handling business to obtain or retain business, uncertainties regarding the financial and operational impact of separating the Fluid Handling business, and the conditions of the capital markets, which could affect the value of the CIRCOR Shares that we are to receive pursuant to the Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.01
Purchase Agreement, dated as of September 24, 2017, by and between Colfax Corporation and CIRCOR International, Inc. (Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2015).

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.01
Form of Stockholder Agreement, by and between CIRCOR International, Inc. and Colfax Corporation (Incorporated by reference to Exhibit D of Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2015).

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

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	November 6, 2017

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer and Treasurer	November 6, 2017
(Principal Financial and Accounting Officer)