Form 10-K
period 2017-12-31
Colfax CORP
filed 2018-02-16
CIK 1420800

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐    Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on June 30, 2017 was $3.509 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 6, 2018, the number of shares of the Registrant’s common stock outstanding was 123,328,077.
EXHIBIT INDEX APPEARS ON PAGE

96

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2018 Proxy Statement specifically incorporated herein by reference, the 2018 Proxy Statement is not deemed to be filed as part of this Form 10-K.

1

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities, including the effects of the U.S. Tax Cuts and Jobs Act;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of this Form 10-K.

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

PART I

Item 1. Business

General

Colfax Corporation (the “Company”, “Colfax”, “we” or “us”) is a leading diversified industrial technology company that provides air and gas handling and fabrication technology products and services to customers around the world under the Howden and ESAB brands. The Company has been built through a series of acquisitions, as well as organic growth, since its founding in 1995. We seek to build an enduring premier global enterprise by applying the Colfax Business System (“CBS”) to pursue growth in revenues and improvements in profit and cash flow.

Colfax began with a series of acquisitions in the fluid handling and mechanical power transmission sectors. In 2004, we divested our mechanical power transmission operations to focus on fluid handling and, through the end of 2011, made a series of strategic acquisitions in this sector.

On January 13, 2012, we closed the acquisition of Charter International plc (“Charter”), which transformed Colfax from a fluid handling business into a diversified industrial enterprise with a broad global footprint. This acquisition provided an additional growth platform in the fragmented fabrication technology sector, while broadening the scope of our fluid handling platform to include air and gas handling products.

Following the acquisition of Charter, we completed 20 acquisitions to grow and strengthen our business. Four of those acquisitions related to our fluid handling operations, which we sold in December 2017, as discussed below. During the most recent three-year period, we completed four acquisitions in our Air and Gas Handling segment that expanded our portfolio of gas compression products and enhanced our fan product offering with ventilation control software. We also completed four acquisitions in our Fabrication Technology segment during the most recent three-year period that broadened our product offering and technology content.

In December 2017, we completed the divestiture of our fluid handling business. This represents a strategic milestone in the development of our portfolio and strengthens our balance sheet, providing more flexibility to execute our strategic growth strategy. See Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for more information about this transaction. We plan to continue our acquisition strategy in attractive markets that we believe will strengthen the core of our business and/or will broaden and diversify our portfolio.

Integral to our operations is the Colfax Business System, or “CBS”. CBS is our business management system including a comprehensive set of tools. It includes repeatable, teachable processes that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

Each year, Colfax associates in every business develop aggressive strategic and operating plans which are based on the Voice of the Customer. In these plans, we are clear about our market realities, our threats, our risks, our opportunities and most importantly, our vision. Our belief is that when we use the tools of CBS to drive the implementation of these plans, we are able to uniquely provide customers with the world class quality, delivery, cost and innovation they require. We believe that performance ultimately helps our customers and Colfax sustainably grow and succeed.

Reportable Segments

We report our operations through the Air and Gas Handling and Fabrication Technology segments. For certain financial information, including Net sales and long-lived assets by geographic area, see Note 17, “Segment Information” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

Air and Gas Handling

Our Air and Gas Handling segment is a global supplier of a broad range of products, including heavy-duty centrifugal and axial fans, rotary heat exchangers, and gas compressors, as well as certain related products, systems, and services, which serves customers in the power generation, oil, gas and petrochemical, mining, wastewater, and general industrial and other end markets. Our air and gas handling products are principally marketed under the Howden brand name, and are manufactured and engineered in facilities located in Asia, Europe, North and South America, Australia and Africa. The products and services are generally sold directly as well as through independent representatives and distributors.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys. For the year ended December 31, 2017, welding consumables represented approximately 42% of our total Net sales. Our fabrication technology products are marketed under several brand names, most notably ESAB, which we believe is well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables includes electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, pipelines, mobile/off-highway equipment, oil, gas, and mining. Our sales channels include both independent distributors and direct salespeople, depending on geography and end market.

The following discussions of Industry and Competition, International Operations, Research and Development, Intellectual Property, Raw Materials and Backlog, Seasonality, Working Capital, Associates and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

Industry and Competition

Our products and services are marketed worldwide. The markets served by our Air and Gas Handling segment are fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors with greater specialization in particular markets, as well as larger competitors. The markets that our Fabrication Technology segment competes in are also served by Lincoln Electric and the welding business within Illinois Tool Works, Inc.

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

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a global workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers an opportunity to access new markets for products. In addition, we believe that our exposure to developing economies will provide additional opportunities for growth in the future. Our principal markets outside the U.S. are in Europe, Asia, the Middle East and South America. For the year ended December 31, 2017, approximately 78% of our Net sales were shipped to locations outside of the U.S., with approximately 51.2% shipped to locations in emerging markets.

Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business—The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.”

Research and Development

Our research and development activities vary by operating segment, focusing on innovation; developing new products, software and services; creating new applications for existing products; lowering the cost of manufacturing our existing products; and, redesigning existing product lines to increase efficiency and enhance performance.

Research and development expense was $42.9 million, $39.3 million and $38.0 million in 2017, 2016 and 2015, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects. We expect to continue making significant expenditures for research and development to maintain and improve our competitive position.

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

Raw Materials and Backlog

We obtain raw materials, component parts and supplies from a variety of global sources, generally each from more than one supplier. Our principal raw materials and components are metals, castings, motors, seals and bearings. We believe that our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Manufacturing turnaround time for our Air and Gas Handling operating segment is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog is primarily a function of requested customer delivery dates and generally ranges from several days to less than 12 months; although some orders may be delivered beyond 12 months. Backlog of air and gas handling orders as of December 31, 2017 was $0.9 billion, compared with $0.8 billion as of December 31, 2016. A substantial majority of the air and gas handling order backlog as of December 31, 2017 is expected to be filled within the current fiscal year.

Seasonality

As our air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December vacation seasons. General economic conditions may, however, impact future seasonal variations.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Associates

As of December 31, 2017, we employed approximately 14,300 persons, of whom approximately 2,500 were employed in the United States and approximately 11,800 were employed outside of the United States.

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

A continued significant or sustained decline in the levels of new capital investment and maintenance expenditures by certain of our customers could reduce the demand for our products and services and harm our operations and financial performance.

Demand for our products and services depends significantly on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of new capital expenditures by our customers is dependent upon many factors, including general economic conditions, availability of credit, economic conditions and investment activities within their respective industries and expectations of future market behavior. In addition, volatility in commodity prices can negatively affect the level of these new activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. For example, conditions in the oil and gas industry are highly cyclical and subject to factors beyond our control. We believe demand for our products and services by many of our customers, particularly those within the oil, gas and petrochemical end market, to be primarily profit-driven, and historically these customers have tended to delay large capital projects, including expensive maintenance and upgrades, when the markets in which they participate experience volatility, reduced returns, or general levels of low activity. A reduction in demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on our business, financial condition and results of operations.

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

We may require additional capital to finance our operating needs and to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under our credit agreement, we may not be able to pursue our growth strategy.

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

In addition, our credit facility agreement includes restrictive covenants which could limit our financial flexibility. See
“Our Credit Agreement contains restrictions that may limit our flexibility in operating our business.” below.

Our restructuring activities may subject us to additional uncertainty in our operating results.

We have implemented, and plan to continue to implement, restructuring programs designed to facilitate key strategic initiatives and maintain long-term sustainable growth, such as the sale of our Fluid Handling business. As such, we have incurred and expect to continue to incur expense relating to restructuring activities. We may not achieve or sustain the anticipated benefits of these programs. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact. We also may not be able to realize the anticipated savings we expect from restructuring activities.

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than we have estimated, which could materially and adversely affect our business, financial condition and results of operations.

Certain subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant the purchase agreement related to the sale of our Fluid Handling business, we will retain the asbestos-related contingencies and insurance coverage related to the business, even though we will not retain an interest in the ongoing operations of the Fluid Handling business. For the purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period.

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
In the year ended December 31, 2017, we derived approximately 76% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 28 non-U.S. countries, and for 2018 we expect a majority of our sales to be from operations outside of the U.S. notwithstanding the sale of our Fluid Handling business. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

•	economic or political instability;

•	partial or total expropriation of international assets;

•	limitations on ownership or participation in local enterprises;

•	trade protection measures by the U.S. or other nations, including tariffs or import-export restrictions, and other changes in trade relations;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	labor and employment laws that may be more restrictive than in the U.S.;

•	significant adverse changes in taxation policies or other laws or regulations;

•	changes in laws and regulations or in how such provisions are interpreted or administered;

•	difficulties in enforcing our rights outside the U.S.;

•	difficulties in hiring and maintaining qualified staff and managing geographically diverse operations;

•	the disruption of operations from natural disasters, labor or political disturbances, terrorist activities, insurrection or war; and

•	uncertainties arising from local business practices and cultural considerations.

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

As of December 31, 2017, approximately 43% of our associates were represented by a number of different trade unions and works councils, and for 2018, as a result of the sale of our Fluid Handling business, we expect a similar percentage of associates to be represented by trade unions or work councils. Further, as of that date, we had approximately 14,300 associates, representing

83% of our worldwide associate base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Our credit agreement contains restrictions that may limit our flexibility in operating our business.

The credit agreement entered into on June 5, 2015 by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”), contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2017, approximately 76% of our sales were derived from operations outside the U.S., and for 2018 we expect a majority of our sales to be outside of the U.S. notwithstanding the sale of our Fluid Handling business. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact the financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

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

New or changing regulations, and customer focus on environmental, social and governance responsibility, may impose additional costs on us and expose us to new risks, including with respect to the sourcing of our products.

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

In addition to the regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels. These regulations are continually changing, differ or conflict across jurisdictions, and have tended to become more stringent over time. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with relevant regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also cause damage to our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business.

Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.

We rely on information technology networks and systems, including the Internet and third party service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.

In addition, information technology security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware employee or insider error, malfeasance, social engineering, or physical breaches, may cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information by our employees, suppliers or third party service providers. Additionally, advanced persistent attempts to gain unauthorized access to our systems and those of third party service providers we rely on are increasing in sophistication and frequency. We have experienced, and expect to continue to confront attempts from hackers and other third parties to gain unauthorized access to our information technology systems and networks. Although these attacks to date have not had a material impact on us, we could in the future experience attacks that could have a material adverse effect on our business, financial condition, results of operations or liquidity. We can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems and networks will be successful in eliminating or mitigating risks to our systems, networks and data or in effectively resolving such risks when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our employees, customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, including loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.

To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, becomes effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.

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

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. For example, compliance with the 2017 U.S. Tax Cut and Jobs Act (“Tax Act”) may require the collection of information not regularly produced within our Company, the use of provisional estimates in our financial statements, and the exercise of significant judgment in accounting for its provisions. Many aspects of the Tax Act are unclear and may not be clarified for some time. As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

In addition, foreign countries may consider changes to existing tax laws, in response to the Tax Act or otherwise, including allowing existing provisions to expire, that could significantly impact the treatment of income earned outside the U.S. An increase in our effective tax rate could have a material adverse effect on our after-tax results of operations.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code which included how the U.S. imposes income tax on multinational corporations. Key changes in the Tax Act which are relevant to the Company and generally effective January 1, 2018 include a flat corporate income tax rate of 21 percent to replace the marginal rates that range from 15 percent to 35 percent, elimination of the corporate alternative minimum tax, the creation of a territorial tax system, a one-time tax on accumulated foreign subsidiary earnings (“Transition Tax”) to transition to the territorial system, a “minimum tax” on certain foreign earnings above an enumerated rate of return, a new base erosion anti-abuse tax that subjects certain payments made by a U.S. company to its foreign subsidiary to additional taxes, and an incentive for U.S. companies to sell, lease or license goods and services outside the U.S. by taxing the income at a reduced effective rate. The Tax Act also imposes limits on executive compensation and interest expense deductions, while permitting the immediate expensing for the cost of new investments in certain property acquired after September 27, 2017.

The financial accounting literature requires registrants to account for the Tax Act in the period of enactment. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to include a provisional amount to account for the implications of the Tax Act. Accordingly, of significance, the Company included a provisional estimate of approximately $52 million for the Transition Tax, payable over 8 years. Generally, the foreign earnings subject to the Transition Tax can be distributed without additional U.S. tax; however, if distributed, the amount could be subject to foreign taxes and U.S. state and local taxes. The Company continues to evaluate the implications of the Tax Act including actions we may take to address our business objectives. Therefore, the Company continues to maintain its indefinite reinvestment of foreign earnings assertion. The Company also included a provisional tax benefit estimate of approximately $55 million for the re-measurement of its U.S. deferred tax assets and liabilities to 21 percent.

The Tax Act introduces significant complexity, notably in the computation of the Transition Tax including interpretation of law, and the information required to perform the computations is significant. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, and as we perform additional analysis on the application of the law, we will adjust our provisional estimates in the period completed, which could materially affect our tax obligations and effective tax rate.

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

Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain provisions that may make it difficult for a third party to acquire us without the consent of our Board of Directors. These include provisions prohibiting stockholders from taking action by written consent, prohibiting special meetings of stockholders called by stockholders, prohibiting stockholder nominations and approvals without complying with specific advance notice requirements, and mandating certain procedural steps for stockholders who wish to introduce business or nominate a director candidate. In addition, our Board of Directors has the right to issue Preferred stock without stockholder approval, which our Board of Directors could use to affect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of Colfax. Delaware law also imposes some restrictions on mergers and other business combinations between Colfax and any holder of 15% or more of its outstanding voting stock.

In addition, the percentage of Colfax Common stock owned Mitchell P. Rales, Steven M. Rales, and BDT Capital Partners, LLC and its affiliates could discourage a third party from proposing a change of control or other strategic transaction concerning Colfax.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Annapolis Junction, Maryland in a facility that we lease. As of December 31, 2017, our Air and Gas Handling reportable segment had 7 principal production facilities in the U.S. representing approximately 0.7 million and 0.1 million square feet of owned and leased space, and 28 principal production facilities in 17 different countries in Asia, Europe, the Americas, Australia and South Africa, representing a total of 2.6 million and 0.3 million square feet of owned and leased space, respectively. Additionally, as of December 31, 2017, our Fabrication Technology segment had a total of 6 production facilities in the U.S., representing a total of 0.6 million and 0.9 million square feet of owned and leased space, and 33 production facilities outside the U.S., representing a total of 6.9 million and 2.4 million square feet of owned and leased space, respectively, in 16 countries in Australia, Central and Eastern Europe, Central and South America and Asia.

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

Name	Age	Position
Matthew L. Trerotola	50	President and Chief Executive Officer and Director, Colfax Corporation
Christopher M. Hix	55	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Daniel A. Pryor	49	Executive Vice President, Strategy and Business Development
Ian Brander	56	Chief Executive Officer, Howden
Shyam Kambeyanda	47	Senior Vice President, President and CEO of ESAB
Lynn Clark	60	Senior Vice President, Global Human Resources
A. Lynne Puckett	55	Senior Vice President, General Counsel and Secretary
Jason MacLean	48	Senior Vice President, Colfax Business System and Supply Chain Strategy

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

Lynn Clark has been the Senior Vice President, Global Human Resources since January 2013. Prior to joining Colfax, she served as senior vice president, global human resources for Mead Johnson Nutrition. Ms. Clark held roles of increasing responsibility in human resources at Bristol-Myers Squibb from 2001 to 2009, and prior to this, with Lucent Technologies and Allied Signal Corporation. Prior to her experience in human resources, she worked for 15 years in sales and marketing. Ms. Clark has a B.S in Education and a Master of Science in College Student Personnel from Bowling Green University in Ohio.

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

Jason MacLean has been the Senior Vice President, Colfax Business System and Supply Chain Strategy since October 2017. Prior to joining Colfax, he was the Vice President of Advance Analytics at Cummins, Inc. Mr. MacLean was with Cummins since 2006 and served in multiple senior supply chain roles including the Vice President of Supply Chain & Manufacturing for all of Cummins. Mr. MacLean has a combination of supply chain, lean manufacturing and strategic experience. His experience includes applying advanced analytics, digital technologies, and automation to complement and multiply the impact from driving lean across a range of supply chains. He is a Six Sigma Green Belt. Mr. MacLean holds a bachelor's degree in English from the University of Pennsylvania and earned both an M.B.A. in Finance and a Masters in International Studies from the Wharton School of Business and the Lauder Institute, University of Pennsylvania.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 7, 2018, there were 34,337 holders of record of our Common stock. The high and low sales prices per share of our Common stock, as reported on the New York Stock Exchange, for the fiscal periods presented are as follows:

	Year Ended
	2017		2016
	High	Low	High	Low
First Quarter	$41.99	$35.31	$30.18	$18.22
Second Quarter	$41.96	$36.60	$33.63	$24.62
Third Quarter	$42.93	$37.26	$31.66	$25.19
Fourth Quarter	$43.29	$33.31	$39.84	$28.47

We have not paid any dividends on our Common stock since inception, and we do not anticipate the declaration or payment of dividends at any time in the foreseeable future.

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Industrial Index and the S&P Industrial Machinery Index. The graph assumes that $100 was invested on December 31, 2011 in each of our Common stock, the S&P 400 Industrial Index and the S&P Industrial Machinery Index, and that all dividends were reinvested. Note that we have elected to add the S&P 400 Industrial Index this year because this index is used in relative total shareholder return performance share units that we have granted to employees.

Issuer Repurchase of Equity Securities

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

Under the repurchase program, the Company repurchased 1,000,000 shares of its Common stock in open market transactions for $20.8 million in 2016. In 2015, the Company repurchased 986,279 shares of its Common stock under the program in open market transactions for $27.4 million. The repurchase program expired as of December 31, 2016.

On February 12, 2018, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. The repurchase program has no expiration date and does not obligate the Company to acquire any specific number of shares. No shares have been repurchased to date.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$3,300,184	$3,185,753	$3,434,352	$3,971,059	$3,543,890
Operating income	29,151	236,800	265,620	377,428	318,494
Specific costs included in Operating income:
Restructuring and other related charges	68,351	58,496	56,822	51,133	31,861
Goodwill and intangible asset impairment	152,700	238	1,486	—	—
Pension settlement loss (gain)	46,933	48	(582)	190	(592)
Dividends on preferred stock	—	—	—	2,348	20,396
Preferred stock conversion inducement payment	—	—	—	19,565	—
Net (loss) income from continuing operations	(54,540)	154,752	176,950	400,381	160,606
Net (loss) income per share from continuing operations - diluted	(0.59)	1.12	1.26	2.86	1.06
Net income (loss) per share from discontinued operations - diluted	1.81	(0.08)	0.08	0.16	0.48
Balance Sheet and Other Data:
Cash and cash equivalents	262,019	208,814	178,993	281,066	275,793
Total assets	6,709,697	6,338,440	6,732,919	7,211,517	6,593,679
Total debt, including current portion	1,061,071	1,292,144	1,417,547	1,536,810	1,479,586
Net cash provided by operating activities	218,770	246,974	303,813	385,758	362,169

(1)
In 2017, we divested our Fluid Handling business for total consideration of $864.9 million. We reported a gain of $308.4 million which is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Income. Refer to Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)
During 2016, we repurchased approximately $21 million of our Common stock. See Note 12, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(3)
In 2015, we repurchased approximately $27 million of our Common stock. See Note 12, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

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

(5)
During 2013, we completed three acquisitions in our Air and Gas Handling segment. In February 2013 and November 2013, we refinanced our Debt resulting in an approximately $30 million write-off of deferred financing fees and original issue discount.

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

Overview

Please see Part I, Item 1. “Business” for a discussion of Colfax’s objectives and methodologies for delivering shareholder value and the sale of Colfax’s Fluid Handling business.

On September 24, 2017, we entered into a definitive purchase agreement (the “Purchase Agreement”) with CIRCOR International, Inc., a Delaware corporation (“CIRCOR” or the “Buyer”), pursuant to which CIRCOR agreed to purchase certain subsidiaries and assets comprising our Fluid Handling business (“Fluid Handling”).

On December 11, 2017 (the “Closing”), we completed the divestiture of Fluid Handling. Total consideration was $864.9 million, consisting of $555.3 million of cash, 3.3 million shares of CIRCOR common stock (the “CIRCOR Shares”), and assumption of $168.0 million of net retirement liabilities. $65.0 million of the cash consideration is expected to be collected during 2018 and is included in Other current assets in the accompanying Consolidated Balance Sheets as of December 31, 2017. The CIRCOR Shares we received represent 16.6% of CIRCOR’s issued and outstanding shares on the Closing date. The purchase price is subject to certain adjustments pursuant to the Purchase Agreement. See Note 4, “Discontinued Operations” for further information.

The accounting requirements for reporting the sale of Fluid Handling as a discontinued operation were met during the third quarter of 2017. Accordingly, the results of operations for the Fluid Handling segment have been excluded from the discussion of our results of operations for all periods presented.

Prior to the sale of the Fluid Handling business, the Company conducted its operations through three operating segments: Air and Gas Handling, Fluid Handling and Fabrication Technology. The Air and Gas Handling and Fluid Handling operating segments were aggregated into a single reportable segment. Subsequent to the sale, the Company now conducts its continuing operations through the Air and Gas Handling and Fabrication Technology segments, which also represent the Company’s reportable segments.

•	Air and Gas Handling - a global supplier of industrial centrifugal and axial fans, rotary heat exchangers, gas compressors, ventilation control systems and software, and aftermarket services; and

•	Fabrication Technology - a global supplier of consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys

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

Integral to our operations is CBS. CBS is our business management system, including a comprehensive set of tools. It includes repeatable, teachable processes that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

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

We face a number of challenges and opportunities, including the successful integration of new acquisitions, application and expansion of our CBS tools to improve margins and working capital management, and rationalization of assets and costs.

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and Segment operating income (loss), which represents Operating income before Goodwill and intangible asset impairment charge, Pension settlement loss and Restructuring and other related charges.

Items Affecting Comparability of Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, general economic market conditions, the global economy and capital spending levels, the availability of capital, our estimates concerning asbestos litigation expense and liabilities and availability of insurance thereto, the impact of restructuring initiatives, our ability to pass cost increases on to customers through pricing, the impact of sales mix, our ability to continue to grow through acquisitions, and other factors. These key factors have impacted our results of operations in the past and are likely to affect them in the future.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2017, approximately 78% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, participating in the expansion of market opportunities in emerging markets, successfully completing global strategic acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market, customer and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 76% for 2017, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. Changes in foreign exchange rates had an overall negligible impact on Net sales and Income from continuing operations before income taxes for the year ended December 31, 2017. Changes in foreign exchange rates since December 31, 2016 increased net assets by approximately 8%.

During 2016, we determined that an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, due to government controls, restricted our Venezuelan operations ability to pay dividends and satisfy other obligations denominated in U.S. dollars. In addition, other government-imposed restrictions affecting labor, production, and distribution prohibited the Company from controlling key operating decisions. These circumstances have caused us to no longer meet the accounting criteria of control in order to continue consolidating our Venezuelan operations. Therefore, we deconsolidated the financial statements of our Venezuelan operations as of September 30, 2016. As a result of the deconsolidation, we recorded a charge of $2.4 million, of which $0.5 million is included in Selling, general and administrative expense and $1.9 million is included in Income (loss) from discontinued operations, net of taxes, for the year ended December 31, 2016. Substantially all of this amount related to accumulated foreign currency translation charges previously included in Accumulated other comprehensive loss. Due to loss of control, we have applied the cost method of accounting for our Venezuelan operations beginning on September 30, 2016. Prior to, and at the date of deconsolidation, our Venezuelan operations represented less than 1% of our net assets, revenues and operating income.

Economic Conditions

Demand for our products depends in part on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on general economic conditions as well as access to capital at reasonable cost. Additionally, volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. While demand can be cyclical, we believe that our diversified operations generally limit the impact of a downturn in any one market on our consolidated results. During in the second half of 2017, declines in activity in the oil, gas, and petrochemical and power generation end markets impacted our Air and Gas Handling segment. These declines reduced the levels of capital invested and maintenance expenditures made by certain of our customers, which in turn has reduced the demand for our products and services.

Seasonality

As our air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, historically our shipments have peaked during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December vacation seasons. General economic conditions may, however, impact future seasonal variations.

Raw Material Costs

We believe our customers place a premium on quality, reliability, availability, design and application engineering support. Our results may be sensitive to price movements in our raw materials. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material price increases on to our customers. While we seek to take actions to manage this risk, future changes in component and raw material costs may adversely impact earnings.

Sales and Cost Mix

Our profit margins vary in relation to the relative mix of many factors, including the type of product, the location in which the product is manufactured, the end market for which the product is designed, and the percentage of total revenue represented by aftermarket sales and services, which tend to often have higher margins than foremarket products and consumables.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Foremarket and equipment	40%	40%	43%
Aftermarket and consumables	60%	60%	57%

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the longer-cycle Air and Gas Handling segment, where this information is relevant. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales from acquired businesses.

Air and Gas Handling

During 2017, the Company completed two acquisitions in our Air and Gas Handling segment for total consideration, net of cash received, of $219.6 million, subject to certain purchase price adjustments. This includes the acquisition of Siemens Turbomachinery Equipment GmbH (STE) from Siemens AG in the fourth quarter for cash consideration of $214.6 million. This acquisition broadened the segment’s range of compression solutions and expanded its product offering into smaller steam turbines.

During 2015, the Company completed two acquisitions for an aggregate purchase price of approximately $196 million. The acquisitions expanded our portfolio of air and gas compression products and enhanced our fan product offering with ventilation control software.

Fabrication Technology

During 2017, the Company completed three acquisitions for total consideration, net of cash, received of $128.3 million, subject to certain purchase price adjustments. These acquisitions broadened our product offering and technology content.

During 2016, the Company deployed approximately $26 million to acquire a business that increased the segment’s product and technology offerings.

Total Company

Sales, Orders and Backlog

Net sales from continuing operations decreased from $3.4 billion in 2015 to $3.2 billion in 2016, and increased to $3.3 billion in 2017. The following table presents the components of changes in consolidated Net sales from continuing operations and, for our Air and Gas Handling segment, orders and order backlog:

			Air and Gas Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)

As of and for the year ended December 31, 2015	$3,434.4		$1,304.7		$904.2
Components of Change:
Existing businesses(2)	(160.3)	(4.7)%	(15.0)	(1.1)%	(58.7)	(6.5)%
Acquisitions(3)	52.9	1.5%	66.6	5.1%	—	—%
Foreign currency translation(4)	(141.2)	(4.0)%	(51.3)	(4.0)%	(49.4)	(5.5)%
	(248.6)	(7.2)%	0.3	—%	(108.1)	(12.0)%
As of and for the year ended December 31, 2016	$3,185.8		$1,305.0		$796.1
Components of Change:
Existing businesses(2)	(15.7)	(0.5)%	(44.1)	(3.4)%	(57.0)	(7.2)%
Acquisitions(3)	85.2	2.7%	34.7	2.7%	105.3	13.2%
Foreign currency translation(4)	44.9	1.4%	10.9	0.8%	49.0	6.2%
	114.4	3.6%	1.5	0.1%	97.3	12.2%
As of and for the year ended December 31, 2017	$3,300.2		$1,306.5		$893.4

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

The decrease in Net sales from existing businesses during 2017 compared to 2016 was attributable to decreases of $74.7 million in our Air and Gas Handling, mostly offset by an increase of $59.0 million in our Fabrication Technology segment. Air and Gas Handling orders, net of cancellations and excluding acquisitions and foreign currency translation effects, decreased $44.1 million during 2017 in comparison to 2016 due to large project bookings during the second half of 2016 that did not repeat, delays in orders in the second half of 2017, and lower demand in power generation markets. The decline was partially offset by increases in general industrial and other end markets.

The decrease in Net sales from existing businesses during 2016 compared to 2015 was due to decreases of $58.1 million and $102.2 million in our Air and Gas Handling and Fabrication Technology segments, respectively. Orders, net of cancellations, from existing businesses for our Air and Gas Handling segment decreased during 2016 in comparison to 2015 due to declines in all end markets except mining. The unfavorable domestic and international macroeconomic conditions experienced during the first half of 2016 were partially offset by consecutive quarters of order growth during the second half of 2016.

Operating Results

The following table summarizes our results from continuing operations for the comparable three year period.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Gross profit	$1,029.5	$992.4	$1,071.7
Gross profit margin	31.2%	31.2%	31.2%
Selling, general and administrative expense	$732.3	$696.8	$748.3
Restructuring and other related charges	68.4	58.5	56.8
Goodwill and intangible asset impairment charge	152.7	0.2	1.5
Pension settlement loss (gain)	46.9	—	(0.6)
Operating income	29.2	236.8	265.6
Operating income margin	0.9%	7.4%	7.7%
Interest expense	$41.1	$30.3	$47.5
Provision for income taxes	42.6	51.8	41.2

2017 Compared to 2016

The $37.1 million increase in Gross profit during 2017 in comparison to 2016 was attributable to an increase of $49.6 million in our Fabrication Technology segment, partially offset by a decline of $12.5 million in our Air and Gas Handling segment. Acquisition-related growth in both segments contributed $32.1 million of Gross profit in 2017, and foreign exchange translation added another $14.0 million to the increase. These increases combined with $26.8 million of savings from restructuring initiatives, helped offset the impact of lower new build project margins and higher material costs experienced in 2017, keeping Gross profit margin consistent with the prior year.

Selling, general and administrative expense increased by $35.5 million during 2017 in comparison to 2016, which was attributable to increases in both Air and Gas Handling and Fabrication Technology. The increases were mainly driven by $28.3 million increases associated with acquisitions completed in 2017, a $14.2 million increase in business development related expenses, partially offset by the incremental benefits realized from our restructuring programs and cost savings initiatives. Restructuring and other related charges increased during 2017 compared to 2016, driven by accelerated cost reduction programs to eliminate excess cost in response to the current market conditions.

During 2017, we recorded impairment charges totaling $152.7 million. These charges consisted of a goodwill impairment of $150.2 million and an indefinite-lived trademark impairment charge of $2.5 million. Both charges related to our Air and Gas Handling segment. Additionally, we incurred a $46.9 million non-cash pension settlement loss in connection with a third-party buyout of one of the Company’s pension plans.

Interest expense during 2017 increased by $10.8 million compared to 2016, primarily attributable to the senior note offering of €350 million in April 2017 and higher interest rates on our senior unsecured debt.

Loss from continuing operations before income taxes was $12.0 million and the Provision for income taxes was $42.6 million for 2017. The effective tax rate for continuing operations during 2017 was (355.0)%, which was higher than the U.S. federal statutory tax rate primarily due to non-deductible impairment losses, losses in certain jurisdictions where a tax benefit is not expected to be recognized offset in part by foreign earnings where international tax rates that are lower than the 2017 U.S. tax rate. The Tax Act provisional amounts did not have a significant net impact on the effective tax rate for 2017. Income from continuing operations before income taxes was $206.5 million and the Provision for income taxes was $51.8 million for 2016, resulting in a 25.1% effective tax rate that was primarily driven by foreign earnings where international tax rates are lower than the U.S. federal tax rate.

2016 Compared to 2015

The $79.3 million decrease in Gross profit during 2016 in comparison to 2015 was attributable to decreases of $43.9 million and $35.4 million in our Air and Gas Handling segment and our Fabrication Technology segment, respectively. The decrease in Gross profit in both of our segments during 2016 as compared to 2015 was primarily due to lower overall volumes as a result of decline in numerous end-markets and geographic markets. Changes in foreign exchange rates decreased Gross profit by approximately $40 million. These decreases were offset by acquisition related growth and restructuring savings, each contributing approximately $14 million to Gross profit. The increase in Gross profit margin in our Fabrication Technology segment during 2016 as compared to 2015 was more than offset by the lower Gross profit margin in our Air and Gas Handling segment.

Selling, general and administrative expense decreased $51.5 million during 2016 in comparison to 2015, which was attributable to decreases in both Air and Gas Handling and Fabrication Technology. Execution of structural cost reductions in both segments as a result of restructuring programs and cost savings initiatives was the primary driver in reducing Selling, general and administrative expense over the prior year. Changes in foreign exchange rates during 2016 decreased Selling, general, and administrative expenses by approximately $27 million. These decreases were partially offset by $13 million of acquisition-related growth in our Air and Gas Handling segment.

The decrease in Interest expense, net during 2016 was the result of the refinancing of our principal credit facility in 2015. The refinancing resulted in, among other things, lower borrowing margins, lower outstanding borrowings and reduced non-cash interest expense in the current year by $2.5 million. Interest expense for 2015 also included a $4.7 million write-off of certain deferred financing fees and original issue discount in connection with the refinancing. Lower foreign currency charges in 2016 as compared to the prior year, contributed approximately $10 million of the decrease in Interest expense, net over the prior year.

Income before income taxes was $206.5 million and the Provision for income taxes was $51.8 million for 2016. Income before income taxes was $218.1 million and the Provision for income taxes was $41.2 million for 2015. The Provision for income taxes in both periods was impacted by the effect of foreign earnings where international tax rates are lower than the U.S. tax rate. The Provision for income taxes for 2015 was also impacted by a tax benefit of $13.0 million associated with the resolution of a liability for unrecognized tax benefits.

Business Segments

As discussed further above, the Company reports results in two reportable segments: Air and Gas Handling and Fabrication Technology.

Air and Gas Handling

We design, manufacture, install and maintain air and gas handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, wastewater, and general industrial and other. Our air and gas handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers and compressors. The fans and heat exchangers are used in coal-fired and other types of power stations, both in combustion and emissions control applications, underground mines, steel sintering plants and other industrial facilities that require movement of large volumes of air in harsh applications. Howden’s compressors are mainly used in the oil, gas and petrochemical end markets.

The following table summarizes selected financial data for our Air and Gas Handling segment:

	Year Ended
	2017	2016	2015
	(Dollars in millions)
Net sales	$1,362.9	$1,385.3	$1,449.1
Gross profit	357.9	370.4	414.3
Gross profit margin	26.3%	26.7%	28.6%
Selling, general and administrative expense	$231.7	$220.3	$243.2
Segment operating income	126.2	150.1	171.0
Segment operating income margin	9.3%	10.8%	11.8%
Items not included in segment results:
Restructuring and other related items	$52.2	$26.8	$27.2
Goodwill and intangible asset impairment charge	152.7	—	—

Net sales from existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, decreased by $74.7 million during 2017 in comparison to 2016 primarily due to declines in the oil, gas, and petrochemical and power generation end markets, partially offset by increases in mining and general industrial and other end markets. Additionally, acquisition-related growth contributed $37.1 million, and changes in foreign exchange rates had a positive impact of $15.2 million on Net sales. Gross profit and Gross profit margin decreased during 2017, which was primarily the result of lower volumes and project margins. These decreases were partially offset by $8.6 million of acquisition-related growth and $18.6 million incremental benefits realized from restructuring programs and cost savings initiatives. Selling, general and administrative expense increased during 2017 compared to 2016, which is mainly the result of acquisition-related increases of $10.4 million. The lower Segment operating income and Segment operating income margin in 2017 compared to 2016 were the result of lower Gross profit and the increase in Selling, general and administrative expense discussed above. Restructuring and other related charges increased during 2017 driven by accelerated cost reduction programs to eliminate excess cost in response to the current market conditions. In 2017, we recorded a goodwill impairment charge of $150.2 million and a trade name impairment charge of $2.5 million, as a result of conclusions reached from performing our annual impairment tests.

The $58.1 million Net sales decrease due to existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, during 2016 in comparison to 2015 was primarily due to declines in the oil, gas, and petrochemical and general industrial and other end markets. The power generation, marine and mining end markets were flat on a year over year basis. Additionally, changes in foreign exchange rates had a negative impact of $57.2 million on Net sales, partially offset by acquisition related growth of $51.6 million. Gross profit and Gross profit margin decreased during 2016, which was primarily the result of lower volumes and, to a lesser extent, project margins. Foreign exchange rate changes as compared to prior year contributed $16.5 million to the decrease. These decreases were partially offset by $13.0 million of acquisition-related growth. Selling, general and administrative expense for 2016 decreased compared to 2015 primarily due to benefits realized from our restructuring programs and cost savings initiatives. Changes in foreign exchange rates represented approximately $11 million of the decrease in Selling, general and administrative expense when comparing 2016 to the prior year. The decrease in gross profit, discussed previously, were the primary driver in the reduction of Segment operating income and Segment operating income margin in 2016. Restructuring and other related charges for the Air and Gas Handling segment remained relatively consistent in 2016 as the segment responds to the cyclical market downturn.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys. Our fabrication technology products are marketed under several brand names, most notably ESAB, which we believe is well known in the international cutting and welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, pipelines, mobile/off-highway equipment, oil, gas, and mining.

The following table summarizes selected financial data for our Fabrication Technology segment:

	Year Ended
	2017	2016	2015
	(Dollars in millions)
Net sales	$1,937.3	$1,800.5	$1,985.3
Gross profit	671.6	622.0	657.4
Gross profit margin	34.7%	34.5%	33.1%
Selling, general and administrative expense	$447.2	$426.6	$457.6
Segment operating income	$224.4	$195.4	$199.8
Segment operating income margin	11.6%	10.9%	10.1%
Items not included in segment results:
Restructuring and other related items	$16.2	$31.7	$29.7
Intangible asset impairment charge	—	0.2	1.5

The Net sales increase during 2017 compared to 2016 was primarily the result of an increase in existing businesses of $59.0 million, led by a market recovery in North America and growth in certain developing regions. Acquisition-related growth contributed $48.1 million of incremental sales in 2017, and foreign currency translation had a positive impact of $29.7 million. Gross profit increased in 2017 due to acquisition-related growth of $23.4 million and increases in volumes from existing businesses. Costs savings associated with restructuring programs added another $8.2 million of additional gross profit in the current year. These increases were partially offset by a $38.6 million increase in cost of goods sold due to higher commodity prices in 2017. Gross margin increased 20 basis points due to the positive impact from increased volumes and favorable mix, which was partially offset by higher raw material costs during the year. Selling, general and administrative expense increased by $20.6 million in 2017 as compared to 2016 and was primarily attributable to a $17.9 million increase in acquisition-related cost. Segment operating income margin expanded approximately 80 basis points due to higher sales and improved profit margin. Restructuring and other related items decreased in 2017 in comparison to 2016, consistent with management’s plan.

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

Liquidity and Capital Resources

Overview

We have financed our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, acquisitions, capital expenditures, asbestos-related expenses and funding of pension plans. If determined appropriate for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity.

Equity Capital

On May 21, 2015, we contributed 66,000 shares of newly issued Colfax Common stock to our U.S. defined benefit pension plan. No contributions of our Common stock were made in 2016 and 2017.

On October 11, 2015, our Board of Directors authorized the repurchase of up to $100.0 million of our Common stock from time-to-time on the open market or in privately negotiated transactions, which were to be retired upon repurchase. The repurchase program was authorized until December 31, 2016 and did not obligate us to acquire any specific number of shares. The timing and amount of shares repurchased was determined by management based on its evaluation of market conditions and other factors. The repurchase program was conducted pursuant to SEC Rule 10b-18. During the years ended December 31, 2016 and 2015, we repurchased 1,000,000 shares and 986,279 shares, respectively, of our Common stock in open market transactions for $20.8 million and $27.4 million, respectively. The repurchase program expired as of December 31, 2016.

Borrowing Arrangements

On June 5, 2015, we entered into a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). The proceeds of the loans under the DB Credit Agreement were used by us to repay in full balances under our preexisting credit agreement, as well as for working capital and general corporate purposes. The DB Credit Agreement consists of a term loan in the aggregate amount of $750.0 million (the “Term Loan”) and a revolving credit facility (the “Revolver”) with a commitment capacity of $1.3 billion, each of which had an initial maturity term of five years. The Revolver contains a $50.0 million swing line loan sub-facility. In conjunction with the DB Credit Agreement, we recorded a charge to Interest expense in the Consolidated Statement of Income for the year ended December 31, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed $0.4 million of costs incurred in connection with the refinancing of the DB Credit Agreement.

The Term Loan and the Revolver bear interest, at our election, at either the base rate or the Eurocurrency rate (each as defined in the DB Credit Agreement), plus the applicable interest rate margin. The applicable interest rate margin results from the lower applicable interest rate margin (subject to certain exceptions) due to the Company’s total leverage ratio or the corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Swing line loans bear interest at the applicable rate, as specified under the terms of the DB Credit Agreement, based upon the currency borrowed. As of December 31, 2017, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.07%, excluding accretion of original issue discount and deferred financing fees, and there was $1.3 billion available on the revolving credit facility.

On April 19, 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). Euro Notes are due on April 15, 2025 and have an interest rate of 3.25%. The proceeds from the Euro Notes offering were used to repay borrowings under our DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

As of December 31, 2017, the Company had an original issue discount of $3.7 million and deferred financing fees of $9.2 million included in its Consolidated Balance Sheet as of December 31, 2017, which will be accreted to Interest expense primarily using the effective interest method, over the life of the applicable debt agreements.

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $217.9 million. As of December 31, 2017, outstanding borrowings under these facilities totaled $22.8 million, with a weighted average borrowing rate of 1.00%.

We are also party to letter of credit facilities with an aggregate capacity of $780.6 million. Total letters of credit of $418.8 million were outstanding as of December 31, 2017.

The Company was party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchased trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledged them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. According to the receivable financing facility agreement, the program limit was not to exceed $80 million and the scheduled termination date for the receivables financing facility was December 19, 2017. On December 15, 2017, the Company paid off the total outstanding borrowings under the receivables financing facility of $52.4 million, and the agreement was terminated.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of generally not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of December 31, 2017. We believe that our sources of liquidity, including the DB Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2017, we had $262.0 million of Cash and cash equivalents, an increase of $40.3 million from $221.7 million as of December 31, 2016. The Cash and cash equivalents as of December 31, 2016 includes $12.9 million, related to the Fluid Handling business, which was reported in Current portion of assets held for sale in the Consolidated Balance Sheet. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by operating activities	$218.8	$247.0	$303.8
Purchases of fixed assets, net	(68.8)	(63.2)	(69.9)
Acquisitions, net of cash received	(346.8)	(26.0)	(196.0)
Proceeds from sale of business, net	490.3	—	—
Other, net	15.1	7.2	18.9
Net cash provided by (used in) investing activities	89.8	(82.0)	(247.0)
Repayments of borrowings, net	(277.3)	(118.8)	(88.9)
Proceeds from issuance of common stock, net	6.9	2.2	6.1
Repurchases of common stock	—	(20.8)	(27.4)
Other	(10.0)	(7.8)	(21.1)
Net cash used in financing activities	(280.4)	(145.2)	(131.3)
Effect of foreign exchange rates on Cash and cash equivalents	12.1	4.5	(33.5)
Increase (decrease) in Cash and cash equivalents	$40.3	$24.3	$(108.0)

Cash provided by operating activities of discontinued operations, which is included in net cash provided by operating activities above, was $65.2 million, $23.1 million, and $64.7 million, respectively during 2017, 2016, and 2015. Cash used in investing activities of discontinued operations, which is included in net cash provided by (used in) investing activities above, was $10.1 million, $3.9 million, and $5.1 million during 2017, 2016, and 2015, respectively.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $3.7 million, $16.0 million and $22.7 million during 2017, 2016 and 2015, respectively. Net cash outflows for 2017 and 2016 were net of $36.5 million and $23.6 million, respectively, of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2017, 2016 and 2015, cash contributions for defined benefit plans were $37.9 million, $34.5 million and $44.1 million, respectively.

•	During 2017, 2016 and 2015, cash payments of $30.7 million, $66.6 million and $57.7 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During 2017, net working capital consumed cash of $92.5 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventories driven by revenue growth and timing of collections and shipments. During 2016, net working capital consumed cash of $31.4 million, before the impact of foreign exchange, primarily due to an increase in receivables and lower billings in excess of costs incurred associated with our Air and Gas business segment. The net increase was offset by an increase in payables in our Air and Gas Handling segment and Fabrication Technology segment and partially offset by decline in inventory levels in our Fabrication Technology segment. During 2015, net working capital provided cash of $43.5 million, before the impact of foreign exchange, primarily due to decrease in receivables with our Air and Gas Handling segment and Fabrication Technology segment, offset by lower billings in excess of costs incurred associated with our Air and Gas business segment.
Cash flows provided by investing activities during 2017 included net proceeds of $490.3 million from the sale of the Fluid Handling business segment and net cash outflows of $346.8 million associated with two acquisitions in our Air and Gas Handling segments and three acquisitions in our Fabrication Technology segment. Cash flows from investing activities during 2016 were impacted by the net cash outflows of approximately $26 million associated with an acquisition in our Fabrication Technology segment. Cash flows from investing activities during 2015 were impacted by the net cash outflows of $196 million associated with two acquisitions completed by our Air and Gas Handling segment.
Cash flows used in financing activities in 2017, 2016 and 2015 reflect net repayments of borrowings. The outflow in 2017 is attributable to the repayment of borrowings under the DB credit agreement and bilateral credit facilities for $651.8 million, reduced by proceeds from the issuance of Euro Notes, discussed under “—Borrowing Arrangements” above. The cash outflows in 2016 and 2015 were attributable to repayment of borrowings under the DB credit agreement and bilateral credit facilities of $118.8 million and $88.9 million, respectively. Additionally, the cash flows during 2016 and 2015 were impacted by the share repurchases discussed under “Equity Capital” above.
Our Cash and cash equivalents as of December 31, 2017 included $252.1 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes and other local statutory restrictions.
Prior Disclosure Under Section 13(r) of the Exchange Act

In the Company’s quarterly report for the period ended June 30, 2017, we reported pursuant to Section 13(r)(1)(A) of the Exchange Act that one of our non-U.S. ESAB subsidiaries sold a total of $1,236,800 of welding products for end use in the Iranian petrochemical sector pursuant to General License H, which authorizes such transactions.  Colfax subsequently learned that our ESAB subsidiary inadvertently mischaracterized the end market industry sector for a portion of these sales.  After correction, the aggregate value of sales relating to the Iranian petrochemical sector for the relevant period was $327,822 and did not require disclosure in the Quarterly Report.  Accordingly, the Company did not make further disclosure of these sales in its quarterly report for the period ended September 29, 2017 or in this Annual Report.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2017.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$5.8	$621.3	$—	$443.1	$1,070.2
Interest payments on debt(1)	32.7	42.7	29.7	33.9	139.0
Operating leases	32.2	42.6	24.2	53.4	152.4
Capital leases	2.5	0.2	0.2	0.3	3.2
Purchase obligations(2)	250.3	21.4	0.1	—	271.8
Total	$323.5	$728.2	$54.2	$530.7	$1,636.6

(1)	Variable interest payments are estimated using a static rate of 3.07%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2017, which are estimated to be $40.5 million for the year ending 2018. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2017 other than outstanding letters of credit of $418.8 million, unconditional purchase obligations with suppliers of $271.8 million, and $152.4 million of future operating lease payments.

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

On September 24, 2017, we entered into the Purchase Agreement with CIRCOR, pursuant to which CIRCOR agreed to purchase certain subsidiaries and assets comprising our Fluid Handling business. Pursuant to the Purchase Agreement, the Company will retain its asbestos-related contingencies and insurance coverages. However, as the Company will not retain an interest in the ongoing operations of the business subject to the contingencies, the Company has classified asbestos-related activity in its Consolidated Statements of Operations as part of Income (loss) from discontinuing operations, net of taxes.

We have projected future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts. This methodology is based upon risk equations, exposed population estimates, mortality rates, and other demographic statistics. In applying the Nicholson methodology for each subsidiary we performed: (1) an analysis of the estimated population likely to have been exposed or claim to have been exposed to products manufactured by the subsidiaries based upon national studies undertaken of the population of workers believed to have been exposed to asbestos; (2) a review of epidemiological and demographic studies to estimate the number of potentially exposed people that would be likely to develop asbestos-related diseases in each year; (3) an analysis of the subsidiaries’ recent claims history to estimate likely filing rates for these diseases and (4) an analysis of the historical asbestos liability costs to develop average values, which vary by disease type, jurisdiction and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims. Our projections, based upon the Nicholson methodology, estimate both claims and the estimated cash outflows related to the resolution of such claims for periods up to and including the endpoint of asbestos studies referred to in item (2) above. It is our policy to record a liability for asbestos-related liability costs for the longest period of time that we can reasonably estimate. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years.

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

Retirement Benefits

Pension obligations and other post-retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post-retirement expense recognized in future periods. These assumptions may also have an effect on the amount and timing of future cash contributions. See Note 14, “Defined Benefit Plans” in the accompanying Notes to Consolidated Financial Statements for further information.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our acquisitions. Indefinite-lived intangible assets consist of trade names.

We evaluate the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its value.

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, we may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is impaired. Pursuant to ASU 2017-04, which the Company elected to adopt during the three months ended December 31, 2017, if the carrying value of the reporting unit’s Goodwill is greater than its fair value, an impairment loss is recorded equal to the excess of the carrying value over its fair value.

Generally, we measure fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

The Company performed an annual qualitative test for both reporting units as of September 26, 2015, which indicated no impairment existed. During 2016, the Company experienced a concurrent decline in numerous end-markets and geographic markets that negatively impacted both of the Company’s reporting units. The Company elected not to perform qualitative assessments of Goodwill and instead, proceeded directly to performing the first step of quantitative Goodwill impairment test for its 2016 annual impairment test. The quantitative impairment assessment of Goodwill for each of the Fabrication Technology, Air and Gas Handling reporting units, based on the methodologies identified above, resulted in calculated fair values that exceeded the carrying values for both reporting units. As such, no impairment charges were recorded as a result of the annual Goodwill impairment analysis performed as of October 1, 2016 and September 26, 2015.

Due to continued declines in various end markets for the Air and Gas Handling reporting unit, we performed a quantitative analysis for this reporting unit as of September 29, 2017 as part of our annual goodwill impairment testing. The quantitative Goodwill impairment assessment for the Air and Gas Handling reporting unit resulted in a calculated fair value lower than carrying value. As a result, an impairment charge of $150.2 million, which equals the excess of the carrying value over the fair value, was recorded. A qualitative assessment of Goodwill was performed for the Fabrication Technology reporting unit for the year ended December 31, 2017, which indicated no impairment existed.

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

From time-to-time, we have identified certain indefinite-lived intangible assets that, due to indicators present at the specific operation associated with the indefinite-lived intangible asset, should be tested for impairment prior to our annual impairment evaluation. Prior to the annual impairment assessment during 2015, due to a decline in anticipated performance at an operation associated with certain intangible assets, we performed an analysis to evaluate if the identified intangible assets might be impaired. The analysis determined an indefinite-lived trade name within our Fabrication Technology segment was impaired based upon relief from royalty measurements and resulted in a $1.5 million impairment loss calculated as the difference between the fair value of the asset and its carrying value as of the date of the impairment test. The calculated fair value of the asset was $2.8 million and is included in Level Three of the fair value hierarchy.

The annual impairment analysis performed as of October 1, 2016 and September 26, 2015 for indefinite-lived intangible assets resulted in no impairment charges.

During the annual impairment analysis for the year ended December 31, 2017, quantitative analyses were performed, as of September 29, 2017 for the Air and Gas Handling reporting unit trade names due to continued declines in various end markets. The analyses determined the fair value was lower than carrying value for one trade name, which resulted in an impairment charge of $2.5 million for that trade name. The calculated fair value of the trade name was $11.7 million and is included in Level Three of the fair value hierarchy. For another indefinite-lived intangible trade name, the analysis determined the fair value was marginally greater than its $22.1 million carrying value. A qualitative assessment was performed for the Fabrication Technology reporting unit trade names for the year ended December 31, 2017, which indicated no impairment existed.

Impairment charges related to Goodwill and Indefinite-lived intangible assets are included in Goodwill and intangible assets impairment charges in the Consolidated Statements of Income.

The continuation of a sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2017, we have Goodwill of $2.5 billion and indefinite lived trade names of $407.2 million that are subject to at least annual review for impairment. See Note 8, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes in the Consolidated Statements of Income. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $41.0 million as of December 31, 2017 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code which included how the U.S. imposes income tax on multinational corporations. Key changes in the Tax Act which are relevant to the Company and generally effective January 1, 2018 include a flat corporate income tax rate of 21 percent to replace the marginal rates that range from 15 percent to 35 percent, elimination of the corporate alternative minimum tax, the creation of a territorial tax system replacing the worldwide tax system, a one-time tax on accumulated foreign subsidiary earnings (“Transition Tax”) to transition to the territorial system, a “minimum tax” on certain foreign earnings above an enumerated rate of return, a new base erosion anti-abuse tax that subjects certain payments made by a U.S. company to its foreign subsidiary to additional taxes, and an incentive for U.S. companies to sell, lease or license goods and services outside the U.S. by taxing the income at a reduced effective rate. The new tax also imposes limits on executive compensation and interest expense deductions, while permitting the immediate expensing for the cost of new investments in certain property acquired after September 27, 2017.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. Additionally, the Company will file its 2017 U.S. income tax return in the fourth quarter of 2018, which may change our tax basis in temporary differences estimated as of December 31, 2017, which will result in an adjustment to the tax provision to the re-measurement amount recorded in the financial statements.

ASC 740 requires changes in tax rates and tax laws to be accounted for in the period of enactment in continuing operations. Accordingly, of significance, the Company included a provisional estimate of approximately $52 million for the Transition Tax, payable over 8 years. The Company also included a provisional estimate of approximately $55 million tax benefit for the re-measurement of its U.S. deferred tax assets and liabilities to 21 percent. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional information necessary to complete the computation and analysis thereof, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete by December 22, 2018. See Note 7 in these notes to the consolidated financial statements for additional information.

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

We recognize revenue and cost of sales on air and gas handling long-term contracts using the “percentage of completion method” in accordance with GAAP. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. As of December 31, 2017, there were $219.8 million of revenues in excess of billings and $95.9 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $31.5 million and $29.0 million as of December 31, 2017 and 2016, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. The majority of our borrowings as of December 31, 2017, including the DB Credit Agreement and the receivable facility, are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2017 would have increased Interest expense by approximately $10.2 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2017, approximately 76% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the DB Credit Agreement and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2017 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $332 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2017, our open commodity futures contracts were not material.

See Note 15, “Financial Instruments and Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding our derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on Internal Control over Financial Reporting

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Colfax Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colfax Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Baltimore, Maryland
February 16, 2018

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colfax Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Baltimore, Maryland
February 16, 2018

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2017	2016	2015

Net sales	$3,300,184	$3,185,753	$3,434,352
Cost of sales	2,270,709	2,193,371	2,362,666
Gross profit	1,029,475	992,382	1,071,686
Selling, general and administrative expense	732,340	696,800	748,340
Restructuring and other related charges	68,351	58,496	56,822
Goodwill and intangible asset impairment charge	152,700	238	1,486
Pension settlement loss (gain)	46,933	48	(582)
Operating income	29,151	236,800	265,620
Interest expense	41,137	30,276	47,502
(Loss) income from continuing operations before income taxes	(11,986)	206,524	218,118
Provision for income taxes	42,554	51,772	41,168
Net (loss) income from continuing operations	(54,540)	154,752	176,950
Income (loss) from discontinued operations, net of taxes	224,047	(9,561)	10,228
Net income	169,507	145,191	187,178
Less: income attributable to noncontrolling interest, net of taxes	18,417	17,080	19,439
Net income attributable to Colfax Corporation	$151,090	$128,111	$167,739
Net (loss) income per share - basic
Continuing operations	$(0.59)	$1.12	$1.27
Discontinued operations	$1.82	$(0.08)	$0.08
Consolidated operations	$1.23	$1.04	$1.35
Net (loss) income per share - diluted
Continuing operations	$(0.59)	$1.12	$1.26
Discontinued operations	$1.81	$(0.08)	$0.08
Consolidated operations	$1.22	$1.04	$1.34

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2017	2016	2015
Net income	$169,507	$145,191	$187,178
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(2,433), $0, and $751	269,432	(330,488)	(317,909)
Unrealized (loss) gain on hedging activities, net of tax of $(19,569), $(8,989), and $19,349	(23,593)	17,692	11,659
Unrealized gain on available-for-sale securities, net of tax of $2,808, $0, and $0	5,152	—	—
Changes in unrecognized pension and other post-retirement benefit cost, net of tax of $4,882, $9,247, and $6,373	4,167	4,810	29,323
Changes in deferred tax related to pension and other post-retirement benefit cost	—	—	3,817
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $2,463, $3,049, and $3,744	6,875	4,465	7,167
Amortization of pension and other post-retirement prior service cost, net of tax of $37, $93, and $115	93	155	133
Divestiture-related recognition of pension and other post-retirement cost and foreign currency translation, net of tax of $27,518, $0, and $0	167,857	—	—
Foreign currency translation adjustment resulting from Venezuela deconsolidation	—	2,378	—
Other comprehensive income (loss)	429,983	(300,988)	(265,810)
Comprehensive income (loss)	599,490	(155,797)	(78,632)
Less: comprehensive income (loss) attributable to noncontrolling interest	34,427	17,722	(3,347)
Comprehensive income (loss) attributable to Colfax Corporation	$565,063	$(173,519)	$(75,285)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$262,019	$208,814
Short term investments	149,608	—
Trade receivables, less allowance for doubtful accounts of $31,488 and $29,005	970,199	838,796
Inventories, net	429,627	364,972
Other current assets	258,379	175,721
Current portion of assets held for sale	—	150,275
Total current assets	2,069,832	1,738,578
Property, plant and equipment, net	552,802	505,431
Goodwill	2,538,544	2,350,996
Intangible assets, net	1,017,203	916,347
Other assets	531,316	520,031
Assets held for sale, less current portion	—	307,057
Total assets	$6,709,697	$6,338,440

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,766	$5,406
Accounts payable	587,129	515,520
Customer advances and billings in excess of costs incurred	145,853	140,220
Accrued liabilities	358,632	311,326
Current portion of liabilities held for sale	—	87,183
Total current liabilities	1,097,380	1,059,655
Long-term debt, less current portion	1,055,305	1,286,738
Other liabilities	829,748	732,729
Liabilities held for sale, less current portion	—	165,974
Total liabilities	2,982,433	3,245,096
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,245,827 and 122,780,261 issued and outstanding	123	123
Additional paid-in capital	3,228,174	3,199,682
Retained earnings	846,490	685,411
Accumulated other comprehensive loss	(574,372)	(988,345)
Total Colfax Corporation equity	3,500,415	2,896,871
Noncontrolling interest	226,849	196,473
Total equity	3,727,264	3,093,344
Total liabilities and equity	$6,709,697	$6,338,440

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2015	123,730,578	$124	$3,200,832	$389,561	$(443,691)	$205,618	$3,352,444
Net income	—	—	—	167,739	—	19,439	187,178
Distributions to noncontrolling owners	—	—	—	—	—	(15,690)	(15,690)
Other comprehensive loss, net of tax of $26.2 million and $0.4 million	—	—	—	—	(243,024)	(22,786)	(265,810)
Stock repurchase	(986,279)	(1)	(27,366)	—	—	—	(27,367)
Common stock-based award activity	676,126	—	22,373	—	—	—	22,373
Contribution to defined benefit pension plan	66,000	—	3,428	—	—	—	3,428
Balance at December 31, 2015	123,486,425	123	3,199,267	557,300	(686,715)	186,581	3,256,556
Net income	—	—	—	128,111	—	17,080	145,191
Distributions to noncontrolling owners	—	—	—	—	—	(7,830)	(7,830)
Other comprehensive (loss) income, net of tax of $3.4 million	—	—	—	—	(301,630)	642	(300,988)
Stock repurchase	(1,000,000)	(1)	(20,811)	—	—	—	(20,812)
Common stock-based award activity	293,836	1	21,226	—	—	—	21,227
Balance at December 31, 2016	122,780,261	123	3,199,682	685,411	(988,345)	196,473	3,093,344
Cumulative effect of accounting change	—	—	—	9,989	—	—	9,989
Net income	—	—	—	151,090	—	18,417	169,507
Distributions to noncontrolling owners	—	—	—	—	—	(4,051)	(4,051)
Other comprehensive income, net of tax of $15.7 million	—	—	—	—	413,973	16,010	429,983
Common stock-based award activity	465,566	—	28,492	—	—	—	28,492
Balance at December 31, 2017	123,245,827	$123	$3,228,174	$846,490	$(574,372)	$226,849	$3,727,264

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$169,507	$145,191	$187,178
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill, intangibles and property, plant and equipment	183,751	6,082	12,505
Depreciation and amortization	132,203	137,176	142,037
Stock-based compensation expense	21,548	19,020	16,321
Non-cash interest expense	4,519	4,176	10,101
Deferred income tax expense (benefit)	12,066	(1,682)	(22,717)
Gain on sale of facility	(11,243)	—	—
Gain on sale of business	(308,388)	—	—
Pension settlement loss	46,933	—	—
Changes in operating assets and liabilities:
Trade receivables, net	(44,345)	(50,958)	64,048
Inventories, net	(34,023)	19,665	(390)
Accounts payable	10,266	37,083	965
Customer advances and billings in excess of costs incurred	(24,388)	(37,210)	(21,094)
Changes in other operating assets and liabilities	60,364	(31,569)	(85,141)
Net cash provided by operating activities	218,770	246,974	303,813
Cash flows from investing activities:
Purchases of fixed assets	(68,765)	(63,251)	(69,877)
Acquisitions, net of cash received	(346,764)	(25,992)	(196,007)
Proceeds from sale of business, net	490,308	—	—
Other, net	15,097	7,249	18,927
Net cash provided by (used in) investing activities	89,876	(81,994)	(246,957)
Cash flows from financing activities:
Borrowings under term credit facility	—	—	750,000
Payments under term credit facility	(65,628)	(37,500)	(1,232,872)
Proceeds from borrowings on revolving credit facilities and other	1,046,457	896,742	1,498,039
Repayments of borrowings on revolving credit facilities and other	(1,632,658)	(978,024)	(1,104,055)
Proceeds from borrowings on senior unsecured notes	374,450	—	—
Proceeds from issuance of common stock, net	6,944	2,206	6,052
Repurchases of common stock	—	(20,812)	(27,367)
Other	(10,012)	(7,830)	(21,066)
Net cash used in financing activities	(280,447)	(145,218)	(131,269)
Effect of foreign exchange rates on Cash and cash equivalents	12,090	4,499	(33,566)
Increase (decrease) in Cash and cash equivalents	40,289	24,261	(107,979)
Cash and cash equivalents, beginning of period	221,730	197,469	305,448
Cash and cash equivalents, end of period	$262,019	$221,730	$197,469

Supplemental Disclosure of Cash Flow Information:
Non-cash consideration received from sale of business	$206,415	$—	$—

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Colfax Corporation (the “Company” or “Colfax”) is a leading diversified industrial technology company that provides air and gas handling and fabrication technology products and services to customers around the world under the Howden and ESAB brands.

Sale of Fluid Handling Business

On December 11, 2017, the Company completed the sale of its Fluid Handling business (“Fluid Handling”) to CIRCOR International, Inc., a Delaware corporation (“CIRCOR” or the “Buyer”), pursuant to a definitive purchase agreement (the “Purchase Agreement”) signed on September 24, 2017. See Note 4, “Discontinued Operations” for further information.

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

During the year ended December 31, 2016, the Company determined that an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, due to government controls, has restricted the Company’s Venezuelan operations’ ability to pay dividends and satisfy other obligations denominated in U.S. dollars. In addition, other government-imposed restrictions affecting labor, production, and distribution are prohibiting the Company from controlling key operating decisions. These circumstances have caused the Company to no longer meet the accounting criteria of control in order to continue consolidating its Venezuelan operations. Therefore, the Company deconsolidated the financial statements of its Venezuelan operations as of September 30, 2016. As a result of the deconsolidation, the Company recorded a charge of $2.4 million, of which $0.5 million is included in Selling, general and administrative expense and $1.9 million is included in Income (loss) from discontinued operations, net of taxes, for the year ended December 31, 2016. Substantially all of this amount related to accumulated foreign currency translation charges previously included in Accumulated other comprehensive loss. Due to loss of control, the Company has applied the cost method of accounting for its Venezuelan operations beginning on September 30, 2016. Prior to, and at the date of deconsolidation, the Company’s Venezuelan operations represented less than 1% of the Company’s net assets, revenues and operating income.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes revenue and cost of sales on air and gas handling long-term contracts using the “percentage of completion method” in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Any recognized revenues that have not been billed to a customer are recorded as a component of Trade receivables and any billings of customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. As of December 31, 2017, there were $219.8 million of revenues in excess of billings and $95.9 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet. As of December 31, 2016, there were $174.9 million of revenues in excess of billings and $108.2 million of billings in excess of revenues on long-term contracts in the Consolidated Balance Sheet.

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

Research and Development Expense

Research and development costs of $42.9 million, $39.3 million and $38.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Income. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

Interest Expense, Net

Interest expense, net includes interest income of $7.8 million, $6.6 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, primarily associated with interest bearing deposits in certain foreign subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Short Term Investments

Short term investments include the CIRCOR Shares received as part of the consideration received for the sale of Fluid Handling. The investments are classified as available-for-sale securities and are measured at fair value at the end of each reporting period, with any changes in fair value included in Other comprehensive income (loss).

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Receivables

Trade receivables are presented net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts based upon estimates of amounts deemed uncollectible and a specific review of significant delinquent accounts, factoring in current and expected economic conditions. Estimated losses are based on historical collection experience, and are reviewed periodically by management.

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost (determined under various methods including average cost, last-in, first-out and first-in, first-out, but predominantly first-in, first-out) or net realizable value. For air and gas handling long-term contracts, cost is primarily determined based upon actual cost. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records as a charge to Cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

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

The Company evaluates the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its fair value. The Company currently has two reporting units: Air and Gas Handling and Fabrication Technology.

In the evaluation of Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is impaired. In this case, pursuant to ASU 2017-04, which the Company elected to early adopt during the three months ended December 31, 2017, an impairment loss is recorded equal to the excess of the reporting unit’s carrying value over its fair value.

Generally, the Company measures fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

During the annual impairment analysis for the year ended December 31, 2017, due to continued declines in various end markets for the Air and Gas Handling reporting unit, the Company decided to perform a quantitative analysis for this reporting unit as of September 29, 2017. The quantitative Goodwill impairment assessment for the Air and Gas Handling reporting unit resulted in a calculated fair value lower than carrying value. As a result, an impairment charge of $150.2 million, which equals

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the excess of the carrying value over the fair value, was recorded. A qualitative assessment of Goodwill was performed for the Fabrication Technology reporting unit for the year ended December 31, 2017, which indicated no impairment existed.

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

The analyses performed as of October 1, 2016 and September 26, 2015 resulted in no impairment charges.

During the annual impairment analysis for the year ended December 31, 2017, quantitative analyses were performed, as of September 29, 2017, for the Air and Gas Handling reporting unit trade names due to continued declines in various end markets. The analyses determined the fair value was lower than carrying value for one indefinite-lived trade name, which resulted in an impairment charge of $2.5 million for that trade name. The calculated fair value of the trade name was $11.7 million and is included in Level Three of the fair value hierarchy. For another indefinite-lived intangible trade name, the analysis determined the fair value was marginally greater than its $22.1 million carrying value. A qualitative assessment was performed for the Fabrication Technology reporting unit trade names for the year ended December 31, 2017, which indicated no impairment existed.

Impairment charges related to Goodwill and Indefinite-lived intangible assets are included in Goodwill and intangible assets impairment charges in the Consolidated Statements of Income.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired customer relationships, acquired order backlog, acquired technology and software license agreements. Acquired order backlog is amortized in the same period the corresponding revenue is recognized. A portion of the Company’s acquired customer relationships is being amortized on an accelerated basis over periods ranging from seven to 30 years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangible assets are being amortized on a straight-line basis over their estimated useful lives, generally ranging from two to 20 years.

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

The Company recorded asset impairment losses related to facility closures totaling $31.0 million, $2.6 million and $9.3 million during the years ended December 31, 2017, 2016 and 2015, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Income. The aggregate carrying value of these assets subsequent to impairment was $53.7 million, $2.7 million and $21.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis. The Company issued senior unsecured notes with an aggregate principal amount of €350 million (as defined and further discussed in Note 11, “Debt”) during the year ended December 31, 2017, which has been designated as a net investment hedge in order to mitigate a portion of this risk.

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

See Note 15, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

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

The activity in the Company’s warranty liability, which is included in Accrued liabilities and Other liabilities in the Company’s Consolidated Balance Sheets, consisted of the following:

	Year Ended
	2017	2016
	(In thousands)
Warranty liability, beginning of period	$30,222	$35,634
Accrued warranty expense	17,760	17,368
Changes in estimates related to pre-existing warranties	1,453	4,701
Cost of warranty service work performed	(22,600)	(27,429)
Acquisitions	5,277	304
Foreign exchange translation effect	2,065	(356)
Warranty liability, end of period	$34,177	$30,222

Income Taxes

Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Company’s Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Provision for income taxes in the period that includes the enactment date.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in the Provision for income taxes in the Consolidated Statements of Income.

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

During the year ended December 31, 2017, the Company recognized net foreign currency transaction gains of $0.04 million and $3.4 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income. During the year ended December 31, 2016, the Company recognized net foreign currency transaction gain of $2.6 million and $5.0 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income. During the year ended December 31, 2015, net foreign currency transaction losses of $3.7 million and a gain of $3.3 million were recognized in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Net deferred issuance costs of $9.2 million and $5.9 million, respectively, were included in the Consolidated Balance Sheets as of December 31, 2017 and 2016, which includes $12.3 million and $15.6 million, respectively, of accumulated amortization. As of December 31, 2017, $3.8 million and $5.4 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. As of December 31, 2016, $5.3 million and $0.6 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. Further, the carrying value of Long-term debt is reduced by an original issue discount, which is accreted to Interest expense using the effective interest method over the term of the related obligation. See Note 11, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations.

3. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2017

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory”. The ASU requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. The Company adopted the ASU during the year ended December 31, 2017 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. Among other things, the ASU provides clarification on the presentation of the costs of computer software developed or obtained for internal use. The Company retrospectively adopted the ASU during the year ended December 31, 2017 and reclassified the carrying value of internal-use computer software from Property, plant and equipment, net to Intangible assets, net. The carrying value of internal-use computer software was $29.3 million and $32.3 million, respectively, as of December 31, 2017 and December 31, 2016.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)”. The ASU modifies the measurement of a goodwill impairment loss from the portion of the carrying amount of goodwill that exceeds its implied fair value to the excess of the carrying amount of a reporting unit that exceeds its fair value. This eliminates step 2 of the goodwill impairment test under current guidance. The Company elected to early adopt ASU 2017-04 for the 2017 annual impairment tests performed as of the first day of the Company’s fourth quarter (September 29, 2017). The impact of the adoption is discussed in Note 2. “Summary of Significant Accounting Policies.”

New Accounting Guidance to be Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will apply the ASU and its related updates on a full retrospective basis as of January 1, 2018. The Company has completed a comprehensive assessment of customer contracts across the Company’s operating segments and evaluated the effect the ASU will have on the Company’s financial statements and related disclosures. The Company has concluded that the adoption of the ASU will not have a material impact on the Consolidated Financial Statements. As such, no cumulative catch-up adjustment will be recorded. The primary impact of adoption will be expanded disclosures that will enable users to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Additionally, the Company has made appropriate revisions to its accounting policies, procedures, and internal controls, which took effect starting January 1, 2018, to comply with the effective date of the standard.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires various changes to the measurement and disclosure of equity investments. For the Company, the most relevant change under ASU 2016-01 is the elimination of the available-for-

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale classification for equity securities with readily determinable fair values. The ASU is effective for fiscal periods beginning after December 15, 2017, at which point any changes in fair value of the Company’s Short term investments will be included as an adjustment to earnings, rather than other comprehensive income.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The ASU requires, among other things, a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The ASU also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. The Company is in the process of analyzing initial data gathered to evaluate the impact of adopting the ASU on its Consolidated Financial Statements, the related systems required to capture the increased reporting and disclosures associated with the ASU, and its use of practical expedients. The Company will apply the ASU and its related updates on a modified retrospective basis as of January 1, 2019. The adoption of the guidance will have a material effect on the Consolidated Balance Sheets, resulting in the recording of an operating lease asset and liability.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 203)”. The ASU addresses eight specific cash flow issues and clarifies their presentation and classification in the Statement of Cash Flows. The ASU is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively with early adoption permitted. The Company concluded that the adoption of the ASU will not have a material impact on the Consolidated Financial Statements and will apply the ASU and its related updates on a retrospective basis as of January 1, 2018.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The ASU eliminates the exception that the tax effects of an intra-entity transfer (sales) are deferred until the transferred asset is sold to a third party or recovered through use. The resulting impact will be the recognition of tax expense in the seller’s jurisdiction and any deferred tax asset in the buyer’s jurisdiction in the period the transfer occurs. The new guidance will not apply to intra entity sales of inventory whose tax effects will continue to be deferred until the inventory is sold to a third party. This new standard is effective for fiscal years beginning after December 15, 2017 and is to be applied on a modified retrospective approach with a cumulative adjustment effect recorded in retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this ASU to have a material impact on the Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This ASU requires that the service cost component of net benefit costs of pension and postretirement benefit plans be reported in the same line item as other compensation costs. Other components of net periodic pension cost and net periodic postretirement benefit cost will be presented in the income statement separately from the service cost component, and only the service cost will be eligible for capitalization. The guidance should be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost. The ASU is effective for the Company during the first quarter of 2018, and it is not expected that the guidance will have a significant impact on the Company’s consolidated financial statements.
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

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. Additionally, the Company will file its 2017 U.S. income tax return in Q4 which may change our tax basis in temporary differences estimated as of December 31, 2017 which will result in an adjustment to the tax provision to the re-measurement amount recorded in the financial statements.

4. Discontinued Operations

Sale of Fluid Handling Business

During the three months ended September 29, 2017, the Company entered into the Purchase Agreement to sell its Fluid Handling business to CIRCOR. The accounting requirements for reporting the divested business as a discontinued operation were met during the three months ended September 29, 2017. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect the Fluid Handling business as a discontinued operation.

In connection with the Purchase Agreement, the Company and the Buyer entered into various agreements to provide a framework for their relationship after the disposition, including a transition services agreement. The amounts to be billed for future transition services are not expected to be material to the Company’s results of operations.

The sale was completed on December 11, 2017. Total consideration for the sale was $864.9 million, consisting of $555.3 million of cash, 3.3 million shares of CIRCOR common stock (the “CIRCOR Shares”), valued at $141.6 million, and assumption of $168.0 million of net retirement liabilities. $65.0 million of the cash consideration is expected to be collected during 2018 and is included in Other current assets in the accompanying Consolidated Balance Sheets as of December 31, 2017. The CIRCOR shares are classified as Short term investments in the accompanying Consolidated Balance Sheets as of December 31, 2017. The consideration amount is subject to certain post-closing adjustments pursuant to the Purchase Agreement.

The Company recorded a pre-tax gain on disposal of $308.4 million which is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Income. Included in the gain calculation was a reduction of the accumulated other comprehensive loss associated with the Fluid Handling business, which was $167.9 million, including $76.5 million in cumulative translation adjustments. Since the sale closing, the Company has not had material cash flows with the discontinued operation nor are there material items in the accompanying Consolidated Statements of Income that had been eliminated in consolidation prior to the disposal.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key components of income (loss) from discontinued operations were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net sales	$436,682	$461,294	$532,701
Cost of sales	294,946	308,025	352,613
Selling, general and administrative expense(1)	118,740	136,380	156,708
Divestiture-related expense, net(2)	5,257	—	—
Restructuring and other related items(3)	(6,768)	15,674	4,355
Operating income (loss)	24,507	1,215	19,025
Interest income (loss)(4)	473	260	(241)
Gain on disposal(5)	308,388	—	—
Income (loss) from discontinued operations before income taxes	333,368	1,475	18,784
Income taxes	109,321	11,036	8,556
Income (loss) from discontinued operations, net of taxes	$224,047	$(9,561)	$10,228

(1) Pursuant to the Purchase Agreement, the Company retained its asbestos-related contingencies and insurance coverages. However, as the Company did not retain an interest in the ongoing operations of the business subject to the contingencies, the Company has classified asbestos-related activity in its Consolidated Statements of Income as part of Income (loss) from discontinuing operations. See Note 16, “Commitments and Contingencies” for further information.
(2) Primarily related to professional and consulting fees associated with due diligence and preparation of regulatory filings, as well as employee benefit arrangements and other disposition-related activities.
(3) During the year ended December 31, 2017, the Company recorded a gain of approximately $12 million from the sale of a facility that was previously closed as part of restructuring activities.
(4) Interest expense has not been allocated to the discontinued operations.
(5) Calculated as the difference between total consideration received and net assets sold less costs to sell of $14.3 million. Included in the gain calculation is a reduction of $167.9 million of the accumulated other comprehensive loss associated with the Fluid Handling business.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the major classes of assets and liabilities held for sale that were included in the Company’s Consolidated Balance Sheets as of December 31, 2016:

December 31, 2016
(In thousands)
ASSETS HELD FOR SALE
Cash and cash equivalents	$12,916
Trade receivables, less allowance for doubtful accounts of $12,506	74,818
Inventories, net	38,885
Other current assets	23,656
Property, plant, and equipment, net	66,474
Goodwill	212,330
Intangible assets, net	15,302
Other assets	12,951
Total assets held for sale	457,332
Less: current portion	150,275
Total assets held for sale, less current portion	307,057

LIABILITIES HELD FOR SALE
Accounts payable	$43,356
Customer advances and billings in excess of costs incurred	10,795
Accrued liabilities	33,032
Other Liabilities	165,974
Total liabilities held for sale	253,157
Less: current portion	87,183
Total liabilities held for sale, less current portion	165,974

Cash provided by operating activities of discontinued operations for the years ended December 31, 2017, 2016, and 2015 was $65.2 million, $23.1 million, and $64.7 million, respectively. Cash used in investing activities of discontinued operations was $10.1 million, $3.9 million, and $5.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

5. Acquisitions

The following acquisitions were accounted for using the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective date of acquisition:

Air and Gas Handling

During the year ended December 31, 2017, the Company completed two acquisitions in our Air and Gas Handling segment for total consideration, net of cash received, of $219.6 million, subject to certain purchase price adjustments. These acquisitions will broaden the segment’s range of compression solutions and expand its product offering into smaller steam turbines.

During the year ended December 31, 2015, the Company completed two acquisitions in our Air and Gas Handling segment for total consideration, net of cash received, of approximately $196 million. The acquisitions expanded our portfolio of gas compression products and enhanced our fan product offering with ventilation control software.

Fabrication Technology

During year ended December 31, 2017, the Company completed three acquisitions in our Fabrication Technology segment for total consideration, net of cash received, of $129.2 million, subject to certain purchase price adjustments. These acquisitions will expand and improve the segment’s high quality welding equipment and consumables.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2016, the Company completed an acquisition for total consideration, net of cash received, of approximately $26 million. This acquisition expanded our automation welding equipment portfolio.

General

During the years ended December 31, 2017, 2016, and 2015, the Company’s Consolidated Statements of Income included $58.5 million, $1.3 million, and $47.9 million of Net sales associated with acquisitions consummated during the respective period. Net Income attributable to Colfax Corporation common shareholders associated with acquisitions consummated during the years ended December 31, 2017, 2016, and 2015 was not material.

Acquisitions consummated during the year ended December 31, 2017 are accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed reported on the Consolidated Balance Sheets represent the Company’s best estimate. These amounts are based upon certain valuations and studies that have yet to be finalized and are subject to adjustment once the detailed analyses are completed.

6. Net (Loss) Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net (loss) income from continuing operations attributable to Colfax Corporation (1)	$(72,957)	$137,672	$157,511
Weighted-average shares of Common stock outstanding - basic	123,229,806	122,911,581	124,101,033
Net (loss) income per share from continuing operations - basic	$(0.59)	$1.12	$1.27
Computation of Net income (loss) per share from continuing operations - diluted:
Net (loss) income from continuing operations attributable to Colfax Corporation (1)	$(72,957)	$137,672	$157,511
Weighted-average shares of Common stock outstanding - basic	123,229,806	122,911,581	124,101,033
Net effect of potentially dilutive securities - stock options and restricted stock units	—	287,145	768,616
Weighted-average shares of Common stock outstanding - diluted	123,229,806	123,198,726	124,869,649
Net (loss) income per share from continuing operations - diluted	$(0.59)	$1.12	$1.26

(1) Net (loss) income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net (loss) income from continuing operations less the income attributable to noncontrolling interest, net of taxes.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2017, 2016 and 2015 excludes approximately 5.0 million, 4.5 million and 3.0 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

Included in the calculation of diluted net (loss) income per share from discontinued operations are 0.8 million potentially dilutive securities for the year ended December 31, 2017.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Income Taxes

(Loss) income from continuing operations before income taxes and Provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic operations	$(29,470)	$(34,015)	$(35,048)
Foreign operations	17,484	240,539	253,166
	$(11,986)	$206,524	$218,118
Provision for (benefit from) income taxes:
Current:
Federal	$49,259	$621	$471
State	(439)	(592)	941
Foreign	53,274	60,651	67,740
	$102,094	$60,680	$69,152
Deferred:
Domestic operations	$(54,226)	$(2,924)	$(6,134)
Foreign operations	(5,314)	(5,984)	(21,850)
	(59,540)	(8,908)	(27,984)
	$42,554	$51,772	$41,168

See Note 4, “Discontinued Operations” for the income (loss) from discontinued operations before income taxes and related income taxes.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code which included how the U.S. imposes income tax on multinational corporations. Key changes in the Tax Act which are relevant to the Company and generally effective January 1, 2018 include a flat corporate income tax rate of 21 percent to replace the marginal rates that range from 15 percent to 35 percent, elimination of the corporate alternative minimum tax, the creation of a territorial tax system replacing the worldwide tax system, a one-time tax on accumulated foreign subsidiary earnings to transition to the territorial system, a “minimum tax” on certain foreign earnings above an enumerated rate of return, a new base erosion anti-abuse tax that subjects certain payments made by a U.S. company to its foreign subsidiary to additional taxes, and an incentive for U.S. companies to sell, lease or license goods and services outside the U.S. by taxing the income at a reduced effective rate. The new tax also imposes limits on executive compensation and interest expense deductions, while permitting the immediate expensing for the cost of new investments in certain property acquired after September 27, 2017.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. Additionally, the Company will file its 2017 U.S. income tax return in Q4 which may change our tax basis in temporary differences estimated as of December 31, 2017 which will result in an adjustment to the tax provision to the re-measurement amount recorded in the financial statements.

ASC 740 requires changes in tax rates and tax laws to be accounted for in the period of enactment in continuing operations. Accordingly, of significance, the Company included a provisional estimate of approximately $52 million for the Transition Tax, payable over 8 years. Generally, the foreign earnings subject to the Transition Tax can be distributed without additional U.S. tax; however, if distributed, the amount could be subject to foreign taxes and U.S. state and local taxes. The Company continues to evaluate the implications of the Tax Act and its implications including actions we may take to address our business objectives. Therefore, the Company continues to maintain its indefinite reinvestment of foreign earnings. The Company also included a provisional estimate of approximately $55 million tax benefit for the re-measurement of its U.S. deferred tax assets and liabilities to 21 percent.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Provision for income taxes from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$(4,195)	$72,283	$76,365
State taxes	86	228	768
Effect of tax rates on international operations	(13,916)	(27,831)	(36,305)
Change in enacted international tax rates	536	(2,419)	(4,415)
Changes in valuation allowance and tax reserves	5,859	2,675	(55)
Tax Act - re-measurement of U.S. deferred taxes	(54,988)	—	—
Tax Act - mandatory repatriation taxes	52,381	—	—
Non-deductible impairment expenses	52,570	—	—
Other	4,221	6,836	4,810
Provision for income taxes	$42,554	$51,772	$41,168

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the Tax Act becoming law on December 22, 2017 and the reduction in the U.S. corporate income tax rate from 35% to 21%, the Company revalued its ending net U.S. deferred tax liabilities at December 31, 2017 and recognized a provisional $55 million tax benefit in the Company’s Consolidated Statement of Income for the year ended December 31, 2017. The significant components of deferred tax assets and liabilities, in addition to the reconciliation of the beginning and ending amount of gross unrecognized tax benefits, are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$23,297	$66,911
Expenses currently not deductible	69,039	105,780
Net operating loss carryforward	142,700	211,205
Tax credit carryforward	4,148	10,882
Depreciation and amortization	10,001	7,879
Other	36,733	14,956
Valuation allowance	(155,179)	(153,740)
Deferred tax assets, net	$130,739	$263,873
Deferred tax liabilities:
Depreciation and amortization	$(271,359)	$(292,906)
UK and other foreign benefit obligation	(11,317)	(14,990)
Inventory	(12,109)	(18,309)
Outside basis differences and other	(118,974)	(178,166)
Total deferred tax liabilities	$(413,759)	$(504,371)
Total deferred tax liabilities, net	$(283,020)	$(240,498)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2017, the valuation allowance increased from $153.7 million to $155.2 million with a net increase of $17.3 million recognized in Provision for income

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes, a $18.9 million decrease due to reclassifications and the divestiture of Colfax Fluid Handling entities and a $3.1 million increase related to changes in foreign currency rates. Consideration was given to tax planning strategies and future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $16.3 million expiring in years 2022 through 2033. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. At December 31, 2017 the Company also has $577.9 million foreign net operating loss carryforwards primarily in Brazil, Czech Republic, Germany, India, Sweden, and the United Kingdom that may subject to local tax restrictive limitations including changes in ownership. Generally, the foreign net operating losses can be carried forward indefinitely, except in the Czech Republic and India where they will expire between 2019 and 2026.

For the year ended December 31, 2017, after accounting for the Tax Act provisional amounts, all undistributed earnings of the Company’s foreign subsidiaries, which are indefinitely reinvested outside the U.S., are provisionally estimated to be $950 million. The amount of deferred tax liability that would have been recognized had such earnings not been indefinitely reinvested is not reasonably determinable.

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

(In thousands)
Balance, December 31, 2014	$77,525
Addition for tax positions taken in prior periods	3,924
Addition for tax positions taken in the current period	924
Reductions related to settlements with taxing authorities	(22,473)
Reductions resulting from a lapse of applicable statute of limitations	(1,143)
Other, including the impact of foreign currency translation	(5,879)
Balance, December 31, 2015	$52,878
Addition for tax positions taken in prior periods	6,552
Addition for tax positions taken in the current period	1,418
Reductions related to settlements with taxing authorities	(53)
Reductions resulting from a lapse of applicable statute of limitations	(2,195)
Other, including the impact of foreign currency translation	608
Balance, December 31, 2016	$59,208
Addition for tax positions taken in prior periods	1,521
Addition for tax positions taken in the current period	424
Reductions related to settlements with taxing authorities	(10,708)
Reductions resulting from a lapse of applicable statute of limitations	(3,677)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(5,750)
Balance, December 31, 2017	$41,018

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Sweden, Germany, Indonesia, France, the Netherlands, Mexico, Brazil and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2003 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2011.

The Company’s total unrecognized tax benefits were $41.0 million and $59.2 million as of December 31, 2017 and 2016, respectively, inclusive of $5.4 million and $8.5 million, respectively, of interest and penalties. The Company records interest and

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties on uncertain tax positions as a component of Provision for income taxes, which was $1.3 million, $2.7 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $1.8 million.

8. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2017 and 2016:

	Air and Gas Handling	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2016	$1,206,715	$1,391,421	$2,598,136
Goodwill attributable to acquisitions	1,317	15,242	16,559
Impact of foreign currency translation and other	(154,489)	(109,210)	(263,699)
Balance, December 31, 2016	1,053,543	1,297,453	2,350,996
Goodwill attributable to acquisitions(1)	107,024	74,180	181,204
Goodwill impairment	(150,200)	—	(150,200)
Impact of foreign currency translation and other	97,805	58,739	156,544
Balance, December 31, 2017	$1,108,172	$1,430,372	$2,538,544
Accumulated goodwill impairment as of December 31, 2017	$(150,200)	$—	$(150,200)

(1) Includes purchase accounting adjustments associated with the two air and gas handling acquisitions and three fabrication technology acquisitions completed during the year ended December 31, 2017. See Note 5, “Acquisitions” for further discussion.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$407,167	$—	$363,132	$—
Acquired customer relationships	622,893	(184,100)	541,419	(137,567)
Acquired technology	170,453	(62,491)	137,902	(44,906)
Software	100,098	(71,010)	82,235	(49,926)
Acquired backlog	10,398	(2,600)	—	—
Other intangible assets	48,695	(22,300)	40,398	(16,340)
	$1,359,704	$(342,501)	$1,165,086	$(248,739)

Amortization expense related to intangible assets was included in the Consolidated Statements of Income as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Selling, general and administrative expense	$71,119	$57,365	$56,758

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 2, “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

As of December 31, 2017, total amortization expense for intangible assets is expected to be $76.5 million, $65.4 million, $62.1 million, $59.0 million and $52.8 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

9. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2017	2016
	(In years)	(In thousands)
Land	n/a	$47,584	$31,855
Buildings and improvements	5-40	322,431	292,448
Machinery and equipment	3-15	495,366	406,270
		865,381	730,573
Accumulated depreciation		(312,579)	(225,142)
Property, plant and equipment, net		$552,802	$505,431

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2017, 2016 and 2015, was $52.3 million, $52.5 million and $57.6 million, respectively. Impairment of fixed assets recorded for the years ended December 31, 2017, 2016 and 2015 was $30.9 million, $3.4 million and $9.3 million, respectively.

10. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Raw materials	$141,827	$121,886
Work in process	74,704	55,845
Finished goods	250,364	221,866
	466,895	399,597
Less: customer progress payments	(2,308)	—
Less: allowance for excess, slow-moving and obsolete inventory	(34,960)	(34,625)
Inventories, net	$429,627	$364,972

11. Debt

Long-term debt consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Senior unsecured notes	$414,862	$—
Term loans	615,095	678,286
Trade receivables financing arrangement	—	63,399
Revolving credit facilities and other	31,114	550,459
Total Debt	1,061,071	1,292,144
Less: current portion	(5,766)	(5,406)
Long-term debt	$1,055,305	$1,286,738

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 5, 2015, the Company entered into a credit agreement (the “DB Credit Agreement”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator. The proceeds of the loans under the DB Credit Agreement were used by the Company to repay in full balances under its preexisting credit agreement, as well as for working capital and general corporate purposes. The DB Credit Agreement consists of an initial term loan in the aggregate amount of $750.0 million (the “Term Loan”) and a revolving credit facility (the “Revolver”) with a commitment capacity of $1.3 billion, each of which had an initial maturity term of five years. The Revolver contains a $50.0 million swing line loan sub-facility. In conjunction with the DB Credit Agreement, the Company recorded a charge to Interest expense in the Consolidated Statement of Income for the year ended December 31, 2015 of $4.7 million to write-off certain deferred financing fees and original issue discount and expensed $0.4 million of costs incurred in connection with the refinancing of the DB Credit Agreement.

The Term Loan and the Revolver bear interest, at the election of the Company, at either the base rate (as defined in the DB Credit Agreement) or the Eurocurrency rate (as defined in the DB Credit Agreement), in each case, plus the applicable interest rate margin. The applicable interest rate margin is based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), the Company’s total leverage ratio and the corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Swing line loans bear interest at the applicable rate, as specified under the terms of the DB Credit Agreement, based upon the currency borrowed. As of December 31, 2017, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.07%, excluding accretion of original issue discount and amortization of deferred financing fees, and there was $1.3 billion available on the revolving credit facility.

On April 19, 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). Euro Notes are due in April 2025 and have an interest rate of 3.25%. The proceeds from the Euro Notes offering were used to repay borrowings under our DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). In conjunction with the issuance of the senior unsecured notes, the Company recorded $6.0 million of deferred financing fees. The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), and are listed on the Irish stock exchange.

The Company had an original issue discount of $3.7 million and deferred financing fees of $9.2 million included in its Consolidated Balance Sheet as of December 31, 2017, which will be accreted to Interest expense primarily using the effective interest method, over the life of the applicable debt agreement.

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $217.9 million. As of December 31, 2017, outstanding borrowings under these facilities total $22.8 million, with a weighted average borrowing rate of 1.00%.

The Company is also party to letter of credit facilities with an aggregate capacity of $780.6 million. Total letters of credit of $418.8 million were outstanding as of December 31, 2017.

The Company was party to a receivables financing facility through a wholly-owned, special purpose bankruptcy-remote subsidiary which purchased trade receivables from certain of the Company’s subsidiaries on an ongoing basis and pledged them to support its obligation as borrower under the receivables financing facility. This special purpose subsidiary has a separate legal existence from its parent and its assets are not available to satisfy the claims of creditors of the selling subsidiaries or any other member of the consolidated group. According to the receivable financing facility agreement, the program limit could not exceed $80 million and the scheduled termination date for the receivables financing facility was December 19, 2017. As of December 15, 2017, the Company paid off the total outstanding borrowings under the receivables financing facility which was $52.4 million and the agreement was terminated.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of the Company’s debt as of December 31, 2017 are as follows(1):

(In thousands)
2018	$5,766
2019	2,532
2020	618,750
Thereafter	443,111
Total contractual maturities	1,070,159
Debt discount	(9,088)
Total debt	$1,061,071

(1) Represents scheduled payments required under the DB Credit Agreement through June 5, 2020 and the Euro Notes through April 15, 2025, as well as the contractual maturities of other debt outstanding as of December 31, 2017, and reflects management’s intention to repay scheduled maturities of the term loans outstanding under the DB Credit Agreement (if not extended) with proceeds from the revolving credit facility.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of generally not more than 3.5 to 1.0 and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. As of December 31, 2017, the Company is in compliance with the covenants under the DB Credit Agreement.

12. Equity

Common Stock

The Company contributed 66,000 shares of newly issued Colfax Common stock to its U.S. defined benefit pension plan on May 21, 2015. No contributions of Colfax Common stock were made during the years ended December 31, 2017 and 2016.

Share Repurchase Program

On October 11, 2015, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions, which were to be retired upon repurchase. The repurchase program was authorized until December 31, 2016 and did not obligate the Company to acquire any specific number of shares. The timing and amount of shares repurchased was determined by management based on its evaluation of market conditions and other factors. The repurchase program was conducted pursuant to SEC Rule 10b-18. During the years ended December 31, 2016 and 2015, the Company repurchased 1,000,000 shares and 986,279 shares, respectively, of its Common stock in open market transactions for $20.8 million and $27.4 million, respectively. The repurchase program expired as of December 31, 2016.

On February 12, 2018, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. The repurchase program has no expiration date and does not obligate the Company to acquire any specific number of shares. No shares have been repurchased to date.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015. All amounts are net of tax and noncontrolling interest.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain On Hedging Activities	Changes in Fair Value of Available-for-Sale Securities	Total
	(In thousands)
Balance at January 1, 2015	$(240,513)	$(227,059)	$23,881	$—	$(443,691)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	28,349	—	—	—	28,349
Foreign currency translation adjustment	7,747	(301,011)	(382)	—	(293,646)
Loss on long-term intra-entity foreign currency transactions	—	(550)	—	—	(550)
Gain on net investment hedges	—	—	14,537	—	14,537
Unrealized loss on cash flow hedges	—	—	(2,873)	—	(2,873)
Other	3,817	—	—	—	3,817
Other comprehensive income (loss) before reclassifications	39,913	(301,561)	11,282	—	(250,366)
Amounts reclassified from Accumulated other comprehensive loss(1)	7,342	—	—	—	7,342
Net current period Other comprehensive income (loss)	47,255	(301,561)	11,282	—	(243,024)
Balance at December 31, 2015	$(193,258)	$(528,620)	$35,163	$—	$(686,715)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	4,815	—	—	—	4,815
Foreign currency translation adjustment	2,620	(312,017)	722	—	(308,675)
Loss on long-term intra-entity foreign currency transactions	—	(22,530)	—	—	(22,530)
Gain on net investment hedges	—	—	18,537	—	18,537
Unrealized loss on cash flow hedges	—	—	(789)	—	(789)
Other comprehensive income (loss) before reclassifications	7,435	(334,547)	18,470	—	(308,642)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	4,634	2,378	—	—	7,012
Net current period Other comprehensive income (loss)	12,069	(332,169)	18,470	—	(301,630)
Balance at December 31, 2016	$(181,189)	$(860,789)	$53,633	$—	$(988,345)
Other comprehensive (loss) income before reclassifications:
Net actuarial gain	4,185	—	—	—	4,185
Foreign currency translation adjustment	(5,689)	288,354	18	—	282,683
Unrealized gain on available-for-sale securities	—	—	—	5,152	5,152
Loss on long-term intra-entity foreign currency transactions	—	(29,372)	—	—	(29,372)
Loss on net investment hedges	—	—	(32,388)	—	(32,388)
Unrealized gain on cash flow hedges	—	—	8,875	—	8,875
Other comprehensive (loss) income before reclassifications	(1,504)	258,982	(23,495)	5,152	239,135
Amounts reclassified from Accumulated other comprehensive loss(1)	6,981	—	—	—	6,981
Divestiture-related recognition of pension and other post-retirement cost and foreign currency translation	91,374	76,483	—	—	167,857
Net current period Other comprehensive income (loss)	96,851	335,465	(23,495)	5,152	413,973
Balance at December 31, 2017	$(84,338)	$(525,324)	$30,138	$5,152	$(574,372)

(1) Included in the computation of net periodic benefit cost. See Note 14, “Defined Benefit Plans” for additional details.
(2) Foreign currency translation adjustment reclassification is the result of deconsolidation of the Company’s Venezuelan operations during the year ended December 31, 2016. See Note 2, “Summary of Significant Accounting Policies” for further discussion.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2017, Noncontrolling interest increased by $16.0 million as a result of Other comprehensive income, primarily due to foreign currency translation adjustments. During the years ended December 31, 2016 and 2015, Noncontrolling interest increased by $0.6 million and decreased by $22.8 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

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

The Company’s Consolidated Statements of Income reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Stock-based compensation expense	$21,548	$19,020	$16,321
Deferred tax benefit	7,079	6,271	5,342

As of December 31, 2017, the Company had $36.2 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of approximately 1.1 years. The intrinsic value of awards exercised or issued upon vesting was $12.3 million, $6.5 million and $21.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

	Year Ended December 31,
	2017	2016	2015
Expected period that options will be outstanding (in years)	4.78	4.95	5.02
Interest rate (based on U.S. Treasury yields at the time of grant)	1.92%	1.41%	1.62%
Volatility	32.15%	42.50%	28.75%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$12.16	$9.47	$11.87

During the years ended December 31, 2017 and 2016, expected volatility was estimated based on the historical volatility of the Company’s stock price; during the year ended December 31, 2015, expected volatility was estimated based on the historical

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility of comparable public companies. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2017	4,327,827	$37.49
Granted	872,146	40.28
Exercised	(319,902)	21.70
Forfeited and expired	(440,486)	42.48
Outstanding at December 31, 2017	4,439,585	$38.68	4.40	$24,715
Vested or expected to vest at December 31, 2017	4,304,963	$38.47	4.38	$24,589
Exercisable at December 31, 2017	1,576,311	$42.61	3.26	$8,230

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

During the year ended December 31, 2017, we granted certain employees PRSUs, the vesting of which is based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals to the respective performance periods. For these awards subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) is used to calculate the fair value at grant date. The related compensation expense is recognized, on a straight-line basis, over the vesting period.

The performance criteria have not yet been met for the PRSUs granted during the years ended December 31, 2017, 2016 and 2015.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	627,316	$36.25	583,898	$34.54
Granted	100,811	40.42	251,949	40.04
Vested	(53,498)	41.06	(146,794)	39.94
Forfeited and expired	(25,956)	68.30	(173,254)	36.50
Nonvested at December 31, 2017	648,673	$35.22	515,799	$35.03

The fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $7.3 million, $6.5 million and $8.9 million, respectively.

13. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Accrued payroll	$98,132	$87,045
Accrued taxes	53,939	35,429
Accrued asbestos-related liability	50,311	51,166
Warranty liability - current portion	32,428	29,233
Accrued restructuring liability - current portion	12,509	10,783
Accrued third-party commissions	14,014	10,432
Other	97,299	87,238
Accrued liabilities	$358,632	$311,326

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2017
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$4,855	$21,605	$(14,929)	$507	$12,038
Facility closure costs(2)	1,234	3,961	(5,397)	(15)	(217)
	6,089	25,566	(20,326)	492	11,821
Non-cash charges(2)		26,628
		52,194
Fabrication Technology:
Termination benefits(1)	3,712	5,590	(8,732)	90	660
Facility closure costs(2)	981	6,198	(7,150)	13	42
	4,693	11,788	(15,882)	103	702
Non-cash charges(2)		4,369
		16,157
Corporate and Other:
Facility closure costs(2)	203	—	(133)	14	84
	203	—	(133)	14	84
Total	$10,985	37,354	$(36,341)	$609	$12,607
Non-cash charges(2)		30,997
		$68,351

(1) Includes severance and other termination benefits, including outplacement services. The Company recognizes the cost of involuntary termination benefits at the communication date or ratably over any remaining expected future service period. Voluntary termination benefits are recognized as a liability and an expense when employees accept the offer and the amount can be reasonably estimated.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the year ended December 31, 2017, the Company recorded a $4.4 million non-cash impairment charge for a facility in our Fabrication Technology segment, that was previously closed as part of restructuring activities. The Company recorded a $26.6 million non-cash impairment charge for a facility in our Air and Gas Handling segment as part of the Corporate approved restructuring activities.
(3) As of December 31, 2017, $12.5 million and $0.1 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$5,656	$13,599	$(14,502)	$102	$4,855
Facility closure costs(2)	894	9,159	(8,702)	(117)	1,234
	6,550	22,758	(23,204)	(15)	6,089
Non-cash charges		3,668
		26,426
Fabrication Technology:
Termination benefits(1)	6,031	23,104	(25,263)	(160)	3,712
Facility closure costs(2)	426	7,261	(6,611)	(95)	981
	6,457	30,365	(31,874)	(255)	4,693
Non-cash charges		1,323
		31,688
Corporate and Other:
Facility closure costs(2)	625	—	(344)	(78)	203
	625	—	(344)	(78)	203
Total	$13,632	53,123	$(55,422)	$(348)	$10,985
Non-cash charges(2)		4,991
		$58,114

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
(3) As of December 31, 2016, $10.8 million and $0.2 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

The Company expects to incur Restructuring and other related charges of approximately $32.9 million during the year ending December 31, 2018 related to its restructuring activities.

14. Defined Benefit Plans

The Company sponsors various defined benefit plans, defined contribution plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. The Company uses December 31st as the measurement date for all of its employee benefit plans.

In connection with the sale of the Fluid Handling business, the Buyer assumed the Fluid Handling liability for all foreign defined benefit plans specific to the Fluid Handling business, a portion of the U.S. defined benefit plan, and certain other postretirement obligations. Net benefit cost for the Fluid Handling business is included in Net income (loss) from discontinued operations, net of taxes, within the Consolidated Statements of Income. See Note 4, “Discontinued Operations” for further information.

During the year ended December 31, 2017, we settled a foreign pension plan - Charter Pension Scheme (CPS) - in connection with a third-party buyout arrangement. As a result of the settlement, we are no longer responsible for any liabilities under CPS and a loss of $46.5 million was recognized for the year ended December 31, 2017.

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,475,276	$1,550,643	$26,295	$33,093
Acquisitions	42,830	—	310	—
Service cost	4,951	4,059	11	39
Interest cost	42,177	51,638	951	1,038
Plan amendment	19,389	—	35	—
Actuarial loss (gain)	78,124	126,505	1,307	(5,689)
Foreign exchange effect	82,425	(158,453)	6	—
Benefits paid	(93,009)	(97,488)	(1,875)	(2,186)
Divestitures	(340,614)	—	(11,751)	—
Settlements	(354,647)	(1,591)	—	—
Other	367	(37)	—	—
Projected benefit obligation, end of year	$957,269	$1,475,276	$15,289	$26,295
Accumulated benefit obligation, end of year	$947,803	$1,452,000	$15,289	$26,295
Change in plan assets:
Fair value of plan assets, beginning of year	$1,297,900	$1,337,405	$—	$—
Acquisitions	36,538	—	—	—
Actual return on plan assets	111,630	191,562	—	—
Employer contribution	35,996	32,347	1,875	2,186
Foreign exchange effect	74,565	(164,316)	—	—
Benefits paid	(93,009)	(97,488)	(1,875)	(2,186)
Divestitures	(204,673)	—	—	—
Settlements	(354,647)	(1,591)	—	—
Other	46	(19)	—	—
Fair value of plan assets, end of year	$904,346	$1,297,900	$—	$—
Funded status, end of year	$(52,923)	$(177,376)	$(15,289)	$(26,295)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$65,060	$85,347	$—	$—
Assets held for sale, less current portion	—	481	—	—
Current liabilities	(4,171)	(4,026)	(1,507)	(961)
Non-current liabilities	(113,812)	(111,736)	(13,782)	(14,294)
Current portion of liabilities held for sale	—	(1,047)	—	(1,213)
Liabilities held for sale, less current portion	—	(146,395)	—	(9,827)
Total	$(52,923)	$(177,376)	$(15,289)	$(26,295)

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $0.4 billion and $0.2 billion, respectively, as of December 31, 2017 and $0.6 billion and $0.4 billion, respectively, as of December 31, 2016.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $0.4 billion and $0.2 billion, respectively, as of December 31, 2017 and $0.6 billion and $0.4 billion, respectively, as of December 31, 2016. $0.3 billion of the projected benefit obligation and $0.2 billion of the fair value of plan assets were included in assets held for sale and liabilities held for sale, respectively, in the Consolidated Balance Sheets as of December 31, 2016.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2017	2016
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$1,033,193	$1,075,223
Acquisitions	42,830	—
Service cost	4,804	3,881
Interest cost	27,133	34,298
Plan amendments	19,389	—
Actuarial loss (gain)	70,849	132,898
Foreign exchange effect	82,425	(158,453)
Benefits paid	(60,510)	(53,028)
Divestitures	(136,114)	—
Settlements	(354,647)	(1,591)
Other	41	(35)
Projected benefit obligation, end of year	$729,393	$1,033,193
Accumulated benefit obligation, end of year	$719,927	$1,009,916
Change in plan assets:
Fair value of plan assets, beginning of year	$953,455	$981,249
Acquisitions	36,538	—
Actual return on plan assets	59,924	158,992
Employer contribution	35,815	32,168
Foreign exchange effect	74,565	(164,316)
Benefits paid	(60,510)	(53,028)
Divestitures	(28,102)	—
Settlements	(354,647)	(1,591)
Other	47	(19)
Fair value of plan assets, end of year	$717,085	$953,455
Funded status, end of year	$(12,308)	$(79,738)

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2018, related to plans as of December 31, 2017, are $40.5 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2018	$54,204	$37,715	$1,507
2019	54,784	38,495	1,354
2020	55,179	39,024	1,205
2021	56,779	40,866	1,079
2022	56,773	41,150	1,008
2023- 2027	292,410	200,091	4,232

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

	Actual Asset Allocation December 31,		Target
	2017	2016	Allocation
U.S. Plans:
Equity securities:
U.S.	44%	44%	30% - 45%
International	16%	15%	10% - 20%
Fixed income	39%	36%	30% - 50%
Other	—%	1%	0% - 20%
Cash and cash equivalents	1%	4%	0% - 5%
Foreign Plans:
Equity securities	31%	32%	25%-40%
Fixed income securities	60%	65%	60%-75%
Cash and cash equivalents	1%	1%	0% - 25%
Other	8%	2%	0% - 10%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 15, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2017
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$1,591	$—	$—	$1,591
Equity securities:
U.S. large cap	49,351	—	—	—	49,351
U.S. small/mid cap	20,396	13,360	—	—	33,756
International	29,236	—	—	—	29,236
Fixed income mutual funds:
U.S. government and corporate	72,313	—	—	—	72,313
Other(2)	—	1,015	—	—	1,015
Foreign Plans:
Cash and cash equivalents	—	3,636	—	—	3,636
Equity securities	78,681	142,152	—	—	220,833
Non-U.S. government and corporate bonds	—	430,546	2,077	—	432,623
Other(2)	—	573	59,419	—	59,992
	$249,977	$592,873	$61,496	$—	$904,346

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

(2)	Represents diversified portfolio funds, reinsurance contracts and money market funds.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$16,517	$—	$—	$16,517
Equity securities:
U.S. large cap	$97,530	$—	$—	$—	$97,530
U.S. small/mid cap	41,141	12,116	—	—	53,257
International	51,656	—	—	—	51,656
Fixed income mutual funds:
U.S. government and corporate	123,663	—	—	—	123,663
Other(2)	—	1,822	—	—	1,822
Foreign Plans:
Cash and cash equivalents	—	8,758	—	—	8,758
Equity securities	129,525	144,696	32,966	—	307,187
Non-U.S. government and corporate bonds	—	292,288	321,657	—	613,945
Other(2)	—	592	22,973	—	23,565
	$443,515	$476,789	$377,596	$—	$1,297,900

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

(2)	Represents diversified portfolio funds, reinsurance contracts and money market funds.

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$4,951	$4,059	$4,612	$11	$39	$33
Interest cost	42,177	51,638	54,807	951	1,038	1,170
Amortization	10,660	8,334	11,515	(839)	(407)	259
Settlement loss (gain)	46,933	48	(582)	—	—	—
Divestitures loss (gain)	(17,858)	—	—	(13,744)	—	—
Other	—	37	525	207	—	174
Expected return on plan assets	(48,484)	(57,169)	(58,107)	—	—	—
Net periodic benefit cost	$38,379	$6,947	$12,770	$(13,414)	$670	$1,636
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial (gain) loss	$19,193	$(9,523)	$(33,558)	$1,307	$(5,689)	$(6,410)
Current year prior service cost	19,389	—	—	35	—	—
Less amounts included in net periodic benefit cost:
Amortization of net loss	(10,682)	(8,362)	(11,515)	971	655	(11)
Settlement/divestiture/other (gain) loss	(163,199)	(74)	(952)	1,787	—	—
Amortization of prior service cost	23	28	—	(132)	(248)	(248)
Total recognized in Other comprehensive loss	$(135,276)	$(17,931)	$(46,025)	$3,968	$(5,282)	$(6,669)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost of $7.7 million, $7.1 million and $8.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, are included in Income (loss) from discontinued operations.

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$4,804	$3,881	$4,506
Interest cost	27,133	34,298	37,253
Amortization	4,229	1,870	4,272
Settlement loss (gain)	45,110	48	(582)
Divestitures loss (gain)	(56,798)	—	—
Other	—	37	525
Expected return on plan assets	(27,714)	(32,596)	(32,921)
Net periodic benefit cost	$(3,236)	$7,538	$13,053
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial loss (gain)	$42,854	$4,867	$(50,216)
Current year prior service cost	19,389	—	—
Less amounts included in net periodic benefit cost:
Amortization of net loss	(4,251)	(1,898)	(4,272)
Settlement/divestiture/other (gain) loss	(96,331)	(74)	(952)
Amortization of prior service cost	23	28	—
Total recognized in Other comprehensive loss	$(38,316)	$2,923	$(55,440)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)
Net actuarial loss (gain)	$86,018	$221,294	$(2,603)	$(6,878)
Prior service cost	—	—	3	310
Total	$86,018	$221,294	$(2,600)	$(6,568)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheet that are expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2018 are as follows:

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss (gain)	$4,602	$(91)
Prior service cost	—	3
Total	$4,602	$(88)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2017	2016	2017	2016
Weighted-average discount rate:
All plans	2.6%	2.9%	3.4%	3.9%
Foreign plans	2.4%	2.6%	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	2.1%	1.6%	—	—

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Weighted-average discount rate:
All plans	2.9%	3.6%	3.3%	3.9%	4.0%	3.6%
Foreign plans	2.6%	3.5%	3.3%	—	—	—
Weighted-average expected return on plan assets:
All plans	4.1%	4.8%	4.7%	—	—	—
Foreign plans	3.3%	4.1%	3.9%	—	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.6%	1.5%	1.6%	—	—	—

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of approximately 6.3% was assumed. The rate was assumed to decrease gradually to 4.50% by 2027 and remain at that level thereafter for benefits covered under the plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components for the year ended December 31, 2017	$88	$(72)
Effect on post-retirement benefit obligation at December 31, 2017	809	(682)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2017, 2016 and 2015 was $29.0 million, $22.9 million and $26.5 million, respectively. Total expense included in Income (loss) from discontinued operations for the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $2.8 million and $3.3 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Financial Instruments and Fair Value Measurements

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.1 billion and $1.3 billion as of December 31, 2017 and 2016, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2017
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,083	$—	$—	$24,083
Short term investments	—	149,608	—	149,608
Foreign currency contracts related to sales - designated as hedges	—	3,287	—	3,287
Foreign currency contracts related to sales - not designated as hedges	—	43	—	43
Foreign currency contracts related to purchases - designated as hedges	—	493	—	493
Foreign currency contracts related to purchases - not designated as hedges	—	1,038	—	1,038
Deferred compensation plans	—	6,374	—	6,374
	$24,083	$160,843	$—	$184,926

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,257	$—	$1,257
Foreign currency contracts related to sales - not designated as hedges	—	740	—	740
Foreign currency contracts related to purchases - designated as hedges	—	1,332	—	1,332
Foreign currency contracts related to purchases - not designated as hedges	—	449	—	449
Deferred compensation plans	—	6,374	—	6,374
	$—	$10,152	$—	$10,152

	December 31, 2016
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,603	$—	$—	$24,603
Short term investments	—	—	—	—
Foreign currency contracts related to sales - designated as hedges	—	992	—	992
Foreign currency contracts related to sales - not designated as hedges	—	1,285	—	1,285
Foreign currency contracts related to purchases - designated as hedges	—	4,224	—	4,224
Foreign currency contracts related to purchases - not designated as hedges	—	120	—	120
Deferred compensation plans	—	4,586	—	4,586
	$24,603	$11,207	$—	$35,810

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$11,280	$—	$11,280
Foreign currency contracts related to sales - not designated as hedges	—	256	—	256
Foreign currency contracts related to purchases - designated as hedges	—	469	—	469
Foreign currency contracts related to purchases - not designated as hedges	—	1,004	—	1,004
Deferred compensation plans	—	4,586	—	4,586
	$—	$17,595	$—	$17,595

There were no transfers in or out of Level One, Two or Three during the year ended December 31, 2017.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

The short term investments held by the Company are CIRCOR Shares received as part of the consideration for the sale of Fluid Handling. Pursuant to the Purchase Agreement, the Company is prohibited from transferring any of the CIRCOR Shares for a period of six months following the date of closing (the “Lock-up Period”). Using available market inputs, the shares were valued and given an appropriate discount rate reflecting the Lock-up Period.

Derivatives

The Company periodically enters into foreign currency, interest rate swap and commodity derivative contracts. As the Company has manufacturing sites throughout the world and sells its products globally, the Company is exposed to movements in the exchange rates of various currencies. As a result, the Company enters into cross currency swaps and forward contracts to mitigate this exchange rate risk. Additionally, to mitigate a portion of the foreign exchange risk associated with the translation of the net assets of foreign subsidiaries, the Company’s DB Credit Agreement includes debt denominated in Euro which has been designated as a net investment hedge. See Note 11, “Debt” for details. As the Company’s borrowings under the DB Credit Agreement include variable interest rates, the Company periodically enters into interest rate swap or collar agreements to mitigate interest rate risk. Commodity futures contracts are used to manage costs of raw materials used in the Company’s production processes. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

As of December 31, 2017 and 2016, the Company had foreign currency contracts with the following notional values:

	December 31,
	2017	2016
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$37,143	$85,542
Foreign currency contracts sold - designated as hedges	174,194	215,086
Foreign currency contracts purchased - not designated as hedges	103,975	40,127
Foreign currency contracts purchased - designated as hedges	59,055	84,604
Total foreign currency derivatives	$374,367	$425,359

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended
	2017	2016	2015
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	$3,812	$1,847	$(2,350)
Realized gain (loss)	1,954	(4,771)	(512)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized gain (loss)	1,109	(1,269)	(1,173)
Realized (loss) gain	(2,737)	2,570	756
Unrealized (loss) gain on net investment hedges(1)	(32,388)	18,537	14,537
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(1,725)	1,464	2,129
Realized gain (loss)	1,712	(285)	(5,164)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	1,472	(1,095)	(214)
Realized (loss) gain	(358)	(653)	1,132

(1) The unrealized (loss) gain on net investment hedges is attributable to the change in valuation of Euro denominated debt.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. Customers purchasing from our operations in China represented 23% and 25% of the Company’s Accounts receivable, net as of December 31, 2017 and 2016, respectively.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 24, 2017, we entered into the Purchase Agreement with CIRCOR, pursuant to which CIRCOR agreed to purchase certain subsidiaries and assets comprising the Fluid Handling business. Pursuant to the Purchase Agreement, the Company will retain its asbestos-related contingencies and insurance coverages. However, as the Company will not retain an interest in the ongoing operations of the business subject to the contingencies, the Company has classified asbestos-related activity in its Consolidated Statements of Income as part of Income (loss) from discontinuing operations, net of taxes.

Claims activity since December 31 related to asbestos claims is as follows:

	Year Ended
	2017	2016	2015
	(Number of claims)
Claims unresolved, beginning of period(1)	20,567	20,583	21,681
Claims filed(2)	4,543	5,163	4,821
Claims resolved(3)	(7,373)	(5,179)	(5,919)
Claims unresolved, end of period	17,737	20,567	20,583
	(In dollars)
Average cost of resolved claims(4)	$6,154	$8,872	$6,056

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

The Company believes that it can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability as its best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, the Company does not believe the reasonably possible loss or a range of reasonably possible losses is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

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

Based upon these rulings, the Company currently estimates that the subsidiary’s future expected recovery percentage is approximately 91.8% of asbestos-related costs, with the subsidiary expected to be responsible for approximately 8.2% of its future asbestos-related costs.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since approximately mid-2011, the Company had funded $142.8 million of the subsidiary’s asbestos-related defense and indemnity costs through December 31, 2017, which it expects to recover from insurers. Based on the above-referenced court rulings, the Company requested that its insurers reimburse all of the $94.9 million that remained outstanding at the time of the ruling, and the Company currently expects to receive substantially all of that amount. As of December 31, 2017, $60.1 million of that amount was reimbursed. Certain of the excess insurers have advised the subsidiary that they are still reviewing cost data relating to the other unreimbursed amounts. The subsidiary also has requested that certain excess insurers provide ongoing coverage for future asbestos-related defense and/or indemnity costs. The insurers to which the vast majority of pending claims have been tendered have not yet responded to this request. To the extent any disagreements concerning excess insurers’ payment obligations under the Delaware Supreme Court’s rulings remain, they are expected to be resolved by Delaware court action, which is still pending and has been remanded to the Delaware Superior Court for any further proceedings. In the interim, and while not impacting the results of operations, the Company’s cash funding for future asbestos-related defense and indemnity costs for which it expects reimbursement from insurers could range up to $10 million per quarter.

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

A final judgment at the trial court level was rendered in 2011 and confirmed by the Appellate Division in 2014. In 2015, the New Jersey Supreme Court refused to grant certification of the appeals, effectively ending the matter. The subsidiary expects to be responsible for approximately 21.6% of all future asbestos-related costs.

During the year ended December 31, 2015, the Company recorded a $4.1 million pre-tax charge due to an increase in mesothelioma and lung cancer claims and higher settlement values per claim that have occurred and are expected to continue to occur in certain jurisdictions. The pre-tax charge was comprised of an increase in asbestos-related liabilities of $20.2 million partially offset by an increase in expected insurance recoveries of $16.1 million. During the year ended December 31, 2016, the Company recorded an $8 million increase in asbestos-related liabilities due to higher settlement values per claim. The related insurance asset was accordingly increased $6.4 million, resulting in a net pre-tax charge of $1.6 million. During the year ended December 31, 2017, the Company recorded an $8.3 million increase in asbestos-related liabilities due to higher settlement values per claim. The related insurance asset was accordingly increased $6.7 million, resulting in a net pre-tax charge of $1.6 million. For all periods, the net pre-tax charge is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Income.

The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31,
	2017	2016
	(In thousands)
Long-term asbestos insurance asset(1)	$284,454	$293,289
Long-term asbestos insurance receivable(1)	73,489	92,269
Accrued asbestos liability(2)	50,311	51,166
Long-term asbestos liability(3)	310,326	330,194

(1) Included in Other assets in the Consolidated Balance Sheets.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability cost that the Company believes the subsidiaries will pay through the next 12 months, overpayments by certain insurers and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated Balance Sheets.
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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Minimum Lease Obligations

The Company’s minimum obligations under non-cancelable operating leases are as follows:

December 31, 2017
(In thousands)
2018	$32,208
2019	24,579
2020	18,051
2021	13,706
2022	10,485
Thereafter	53,403
Total	$152,432

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2017, 2016 and 2015, the Company’s net rental expense related to operating leases was $38.5 million, $34.8 million and $35.6 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company had $271.8 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2018.

17. Segment Information

Prior to the sale of the Fluid Handling business, the Company conducted its operations through three operating segments: Air and Gas Handling, Fluid Handling and Fabrication Technology. The Air and Gas Handling and Fluid Handling operating segments were aggregated into a single reportable segment. Subsequent to the sale, the Company now conducts its continuing operations through the Air and Gas Handling and Fabrication Technology operating segments, which also represent the Company’s reportable segments.

▪	Air and Gas Handling - a global supplier of centrifugal and axial fans, rotary heat exchangers, gas compressors, ventilation control systems and software, and aftermarket services; and

▪	Fabrication Technology - a global supplier of consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before restructuring and certain other charges.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net sales:
Air and Gas Handling	$1,362,902	$1,385,261	$1,449,115
Fabrication Technology	1,937,282	1,800,492	1,985,237
Total Net sales	$3,300,184	$3,185,753	$3,434,352

Segment operating income (loss)(1):
Air and Gas Handling	$126,205	$150,130	$171,022
Fabrication Technology	224,362	195,435	199,823
Corporate and other	(53,432)	(49,983)	(47,499)
Total segment operating income	$297,135	$295,582	$323,346

Depreciation, amortization and other impairment charges:
Air and Gas Handling	$51,004	$53,222	$52,442
Fabrication Technology	71,372	74,901	83,427
Corporate and other	1,316	704	1,172
Total depreciation, amortization and other impairment charges	$123,692	$128,827	$137,041

Capital expenditures:
Air and Gas Handling	$18,942	$18,784	$26,814
Fabrication Technology	34,167	32,662	35,261
Corporate and other	277	3,595	313
Total capital expenditures	$53,386	$55,041	$62,388

(1) The following is a reconciliation of (Loss) income before income taxes to segment operating income:

	Year Ended December 31,
	2017	2016	2015

(Loss) income from continuing operations before income taxes	$(11,986)	$206,524	$218,118
Interest expense	41,137	30,276	47,502
Restructuring and other related charges	68,351	58,496	56,822
Goodwill and intangible asset impairment charge	152,700	238	1,486
Pension settlement loss (gain)	46,933	48	(582)
Segment operating income	$297,135	$295,582	$323,346

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2017	2016
	(In thousands)
Investments in Equity Method Investees:
Air and Gas Handling	$7,151	$4,616
Fabrication Technology	41,754	38,217
	$48,905	$42,833

Total Assets:
Air and Gas Handling	$2,845,190	$2,454,981
Fabrication Technology	3,291,205	2,936,445
Corporate and other	573,302	489,682
Total	$6,709,697	$5,881,108

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net Sales by Origin(1):
United States	$782,200	$794,008	$738,051
Foreign locations	2,517,984	2,391,745	2,696,301
Total Net sales	$3,300,184	$3,185,753	$3,434,352

(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	December 31,
	2017	2016
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$121,023	$136,707
Germany	63,055	14,652
Czech Republic	61,281	72,568
India	57,387	38,900
China	55,455	54,623
Other Foreign Locations	194,601	187,981
Property, plant and equipment, net	$552,802	$505,431

(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016.

	Quarter Ended
	March 31, 2017(1)	June 30, 2017	September 29, 2017(1)	December 31, 2017
	(In thousands, except per share data)
Net sales	$733,630	$847,962	$844,509	$874,083
Gross profit	239,829	258,064	263,899	267,683
Net income (Loss) from continuing operations	38,390	41,864	49,622	(184,416)
Income from discontinued operations, net of taxes	3,097	16,611	2,082	202,257
Net income attributable to Colfax Corporation	38,542	53,394	45,863	13,291

Net income (loss) per share - basic
Continuing operations	$0.29	$0.30	$0.36	$(1.53)
Discontinued operations	$0.03	$0.13	$0.02	$1.64
Consolidated operations	$0.31	$0.43	$0.37	$0.11

Net income (loss) per share - diluted
Continuing operations	$0.29	$0.30	$0.35	$(1.53)
Discontinued operations	$0.03	$0.13	$0.02	$1.63
Consolidated operations	$0.31	$0.43	$0.37	$0.11

	Quarter Ended
	April 1, 2016	July 1, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Net sales	$765,707	$841,117	$766,521	$812,408
Gross profit	241,692	262,386	238,314	249,990
Net Income from continuing operations	26,997	44,037	40,548	43,170
Income (loss) from discontinued operations, net of taxes	(787)	(74)	(8,349)	(351)
Net income attributable to Colfax Corporation	22,615	39,754	27,970	37,772

Net income (loss) per share - basic
Continuing operations	$0.19	$0.32	$0.30	$0.31
Discontinued operations	$(0.01)	$—	$(0.07)	$—
Consolidated operations	$0.18	$0.32	$0.23	$0.31

Net income (loss) per share - diluted
Continuing operations	$0.19	$0.32	$0.30	$0.31
Discontinued operations	$(0.01)	$—	$(0.07)	$—
Consolidated operations	$0.18	$0.32	$0.23	$0.31

(1) The sum of the net income per share amounts may not add due to rounding.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Subsequent Event

On February 12, 2018, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. The repurchase program has no expiration date and does not obligate the Company to acquire any specific number of shares. No shares have been repurchased to date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2018 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2018 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2018 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2018 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2018 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2018 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page

96
of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits: See exhibits listed under Part (B) below.

(B)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase Agreement, dated as of September 24, 2017, by and between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017

3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008

4.2
Indenture, dated as of April 19, 2017, by and among Colfax Corporation, as issuer, the Subsidiary Guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, as paying agent, and Deutsche Bank Luxembough S.A., as transfer agent, registrar and authenticating agent, and Form of Global Note included therein
Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 19, 2017

10.1	Conversion Agreement, dated February 12, 2014, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 12, 2014

10.2	Colfax Corporation 2008 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008

10.3	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.4	Colfax Corporation 2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

10.5	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.6	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.7	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

Exhibit No.	Description	Location
10.8	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.9	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.10	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.11	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.12	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.13	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.14	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.15	Colfax Corporation Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016

10.16	Employment Agreement between Matthew L. Trerotola and Colfax Corporation*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015

10.17	Letter Agreement between Colfax Corporation and Christopher Hix*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

10.18	Employment Agreement between Colfax Corporation and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.19	Letter Agreement between Colfax Corporation and Shyam Kambeyanda*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2017

10.20	Form of Indemnification Agreement between the Company and each of its directors and executive officers	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008

10.21	Colfax Corporation Annual Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

Exhibit No.	Description	Location
10.22	Colfax Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
10.23	Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008

10.24	Amendment No. 1 to the Colfax Corporation Director Deferred Compensation Plan	Filed herewith

10.25
Credit Agreement, dated as of June 5, 2015, among Colfax Corporation, as the borrower, certain U.S. subsidiaries of Colfax Corporation identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator
Incorporated by reference to Exhibit 99.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on June 5, 2015

10.26
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

Exhibit No.	Description	Location
10.27
Second Amendment to the Credit Agreement, dated June 24, 2016, among Colfax Corporation, as the borrower, the guarantors party thereto, each of the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.
Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

10.28
Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales
Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on March 11, 2008

10.29	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.30	Amendment No. 2 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 15, 2016	Incorporated by reference to Exhibit 10.37 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016

10.31	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.32	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.33	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.34	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.35	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

Exhibit No.	Description	Location
10.36	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.37	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.38	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.39	Purchase Agreement, dated September 24, 2017, between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017

10.40	Stockholder Agreement, dated December 11, 2017, between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 10.1 Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2017

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.01	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.02	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

Exhibit No.	Description	Location
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2018.

COLFAX CORPORATION
By: /s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 16, 2018

SIGNATURES

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER M. HIX
Christopher M. Hix
Senior Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ SAN W. ORR, III
San W. Orr, III
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Charged to Other Accounts (2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Year Ended December 31, 2017:
Allowance for doubtful accounts	$29,005	$2,824	$—	$(2,271)	$1,930	$31,488
Allowance for excess slow-moving and obsolete inventory	34,625	5,510	—	(6,440)	1,266	34,961
Valuation allowance for deferred tax assets	153,740	17,269	(1,562)	(17,432)	3,116	155,131
Year Ended December 31, 2016:
Allowance for doubtful accounts	$27,582	$7,420	$—	$(6,536)	$539	$29,005
Allowance for excess slow-moving and obsolete inventory	28,352	22,764	—	(16,492)	1	34,625
Valuation allowance for deferred tax assets	161,030	21,013	(1,751)	(14,813)	(11,739)	153,740
Year Ended December 31, 2015:
Allowance for doubtful accounts	$24,779	$5,219	$—	$691	$(3,107)	$27,582
Allowance for excess slow-moving and obsolete inventory	25,395	7,488	—	(1,007)	(3,524)	28,352
Valuation allowance for deferred tax assets	159,252	11,461	(3,862)	(2,845)	(2,976)	161,030

(1)	Amounts charged to expense are net of recoveries for the respective period.

(2)	Represents amount charge to Accumulated other comprehensive loss and reclassifications to deferred tax asset accounts.

S-1