Form 10-Q
period 2018-03-30
Colfax CORP
filed 2018-05-03
CIK 1420800

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2018
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 30, 2018, there were 123,477,735 shares of the registrant’s common stock, par value $.001 per share, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017

Net sales	$880,925	$733,630
Cost of sales	610,305	493,801
Gross profit	270,620	239,829
Selling, general and administrative expense	200,519	174,833
Restructuring and other related charges	7,929	4,773
Operating income	62,172	60,223
Interest expense	9,588	9,254
Loss on short term investments	14,719	—
Income from continuing operations before income taxes	37,865	50,969
Provision for income taxes	5,986	12,578
Net income from continuing operations	31,879	38,391
(Loss) income from discontinued operations, net of taxes	(2,837)	3,096
Net income	29,042	41,487
Less: income attributable to noncontrolling interest, net of taxes	4,507	2,945
Net income attributable to Colfax Corporation	$24,535	$38,542
Net income (loss) per share - basic and diluted
Continuing operations	$0.22	$0.29
Discontinued operations	$(0.02)	$0.02
Consolidated operations	$0.20	$0.31

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net income	$29,042	$41,487
Other comprehensive income:
Foreign currency translation, net of tax of $(843) and $(2,095)	81,675	60,000
Unrealized loss on hedging activities, net of tax of $(2,933) and $236	(5,134)	(937)
Amounts reclassified from Accumulated other comprehensive income:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $203 and $760	957	1,674
Amortization of pension and other post-retirement prior service cost, net of tax of $0 and $24	1	38
Other comprehensive income	77,499	60,775
Comprehensive income	106,541	102,262
Less: comprehensive income attributable to noncontrolling interest	10,559	6,777
Comprehensive income attributable to Colfax Corporation	$95,982	$95,485

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	March 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$268,346	$262,019
Short term investments	134,889	149,608
Trade receivables, less allowance for doubtful accounts of $31,767 and $31,488	993,068	970,199
Inventories, net	499,493	429,627
Other current assets	267,431	258,379
Total current assets	2,163,227	2,069,832
Property, plant and equipment, net	546,710	552,802
Goodwill	2,611,999	2,538,544
Intangible assets, net	1,016,368	1,017,203
Other assets	540,910	531,316
Total assets	$6,879,214	$6,709,697

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,129	$5,766
Accounts payable	579,283	587,129
Customer advances and billings in excess of costs incurred	168,745	145,853
Accrued liabilities	341,321	358,632
Total current liabilities	1,095,478	1,097,380
Long-term debt, less current portion	1,122,077	1,055,305
Other liabilities	820,415	829,748
Total liabilities	3,037,970	2,982,433
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 123,477,735 and 123,245,827 issued and outstanding	123	123
Additional paid-in capital	3,236,334	3,228,174
Retained earnings	876,177	846,490
Accumulated other comprehensive loss	(508,077)	(574,372)
Total Colfax Corporation equity	3,604,557	3,500,415
Noncontrolling interest	236,687	226,849
Total equity	3,841,244	3,727,264
Total liabilities and equity	$6,879,214	$6,709,697

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2017	123,245,827	$123	$3,228,174	$846,490	$(574,372)	$226,849	$3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	24,535	—	4,507	29,042
Distributions to noncontrolling owners	—	—	—	—	—	(721)	(721)
Other comprehensive income, net of tax of $(3,573)	—	—	—	—	71,447	6,052	77,499
Common stock-based award activity	231,908	—	8,160	—	—	—	8,160
Balance at March 30, 2018	123,477,735	$123	$3,236,334	$876,177	$(508,077)	$236,687	$3,841,244

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 30, 2018	March 31, 2017

Cash flows from operating activities:
Net income	$29,042	$41,487
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and impairment charges	36,987	31,972
Stock-based compensation expense	5,595	5,799
Non-cash interest expense	1,120	1,003
Loss on short term investments	14,719	—
Deferred income tax benefit	(591)	(1,833)
Gain on sale of facility	(7,148)	—
Changes in operating assets and liabilities:
Trade receivables, net	(17,896)	(1,428)
Inventories, net	(42,436)	(17,961)
Accounts payable	(18,836)	(8,104)
Customer advances and billings in excess of costs incurred	27,391	(4,192)
Changes in other operating assets and liabilities	(30,604)	(6,338)
Net cash (used in) provided by operating activities	(2,657)	40,405
Cash flows from investing activities:
Purchases of fixed assets	(11,097)	(11,709)
Proceeds from sale of facility	9,034	—
Acquisitions, net of cash received	(50,964)	—
Sale of business, net	(1,048)	—
Net cash used in investing activities	(54,075)	(11,709)
Cash flows from financing activities:
Payments under term credit facility	(18,750)	(9,375)
Proceeds from borrowings on revolving credit facilities and other	173,886	219,489
Repayments of borrowings on revolving credit facilities and other	(99,600)	(257,153)
Proceeds from issuance of common stock, net	2,565	2,244
Other	(690)	(2,490)
Net cash provided by (used in) financing activities	57,411	(47,285)
Effect of foreign exchange rates on Cash and cash equivalents	5,648	4,699
Increase (decrease) in Cash and cash equivalents	6,327	(13,890)
Cash and cash equivalents, beginning of period	262,019	221,730
Cash and cash equivalents, end of period	$268,346	$207,840

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

On December 11, 2017, the Company completed the sale of its Fluid Handling business (“Fluid Handling”) to CIRCOR International, Inc., a Delaware corporation (“CIRCOR” or “the Buyer”), pursuant to a definitive purchase agreement (the Purchase Agreement) signed on September 24, 2017. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Fluid Handling business as a discontinued operation. See Note 3, Discontinued Operations, for further information.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.

The Condensed Consolidated Balance Sheet as of December 31, 2017 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), filed with the SEC on February 16, 2018.

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

The results of operations for the three months ended March 30, 2018 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As our air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, usually our shipments peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applied the ASU and its related updates on a full retrospective basis as of January 1, 2018. The adoption of the ASU did not have a material impact on the consolidated financial statements; therefore, no cumulative catch-up adjustment was recorded for prior periods. See Note 5, “Revenue”, for additional information.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires various changes to the measurement and disclosure of equity investments. For the Company, the most relevant change under ASU 2016-01 is the elimination of the available-for-sale classification for equity securities with readily determinable fair values. The adoption of the ASU as of January 1, 2018 resulted in a reclassification of a $5.2 million gain, net of tax, on short term investments from Accumulated other comprehensive loss to Retained earnings on the Company’s Condensed Consolidated Financial Statements. Additionally, as a result of the adoption of this ASU, the Company also recognized a $14.7 million loss based on the change in fair value of short term investments in the Condensed Consolidated Statement of Income for the three months ended March 30, 2018.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 203)”. The ASU addresses eight specific cash flow issues and clarifies their presentation and classification in the Statement of Cash Flows. The Company has retrospectively adopted the ASU on its consolidated financial statements as of January 1, 2018. The adoption of the ASU did not have a material impact on the consolidated financial statements. As such, no retrospective adjustment was recorded.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The ASU eliminates the exception that the tax effects of an intra-entity transfer (sales) are deferred until the transferred asset is sold to a third party or recovered through use. The resulting impact is the recognition of tax expense in the seller’s jurisdiction and any deferred tax asset in the buyer’s jurisdiction in the period the transfer occurs. The new guidance does not apply to intra entity sales of inventory whose tax effects will continue to be deferred until the inventory is sold to a third party. The Company adopted the ASU as of January 1, 2018 using a modified retrospective approach and concluded the ASU had no material impact on the consolidated financial statements; therefore, no cumulative catch-up adjustment was recorded.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This ASU requires that the service cost component of net benefit costs of pension and postretirement benefit plans be reported in the same line item as other compensation costs. Other components of net periodic pension cost and net periodic postretirement benefit cost is required to be presented in the income statement separately from the service cost component, and only the service cost is eligible for capitalization. The Company adopted the ASU as of January 1, 2018 retrospectively for the presentation requirements and prospectively for the capitalization of the service cost. The adoption of the ASU did not have a material impact on the consolidated financial statements. No adjustment was recorded as a result of the adoption.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 U.S. Tax Cut and Jobs Act (“Tax Act”). SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. Accordingly, in its financial statements for the year ended December 31, 2017, the Company included a provisional estimate of approximately $52 million for the transition tax, payable over 8 years. Generally, the foreign earnings subject to the transition tax can be distributed without additional U.S. tax; however, if distributed, the amount could be subject to foreign taxes and U.S. state and local taxes. The Company also included a provisional tax benefit estimate of approximately $55 million for the re-measurement of its U.S. deferred tax assets and liabilities to 21%. We continue to evaluate the implications of the Tax and have not made any adjustments to the provisional amounts recorded in the prior year. Additionally, the Company intends to file its 2017 U.S. income tax return in the fourth quarter of 2018 which may change our tax basis in temporary differences, tax pools, earning and profits and other elements of the income tax effects of the Tax Act estimated as of December 31, 2017. This

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

may result in an adjustment to the tax provision and be reflected as a re-measurement amount recorded in the financial statements during the quarter in which the U.S. tax return is filed.

Additionally, the Tax Act subjects the Company to tax on the Global Intangible Low Tax Income (GILTI) earned by certain of its foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have included an estimate of GILTI in determining our annual effective tax rate; however, given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy.

New Accounting Guidance to be Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The ASU requires, among other things, a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The ASU also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance can be adopted using a modified retrospective transition and provides for certain practical expedients. The Company is in the process of analyzing and updating data previously collected to evaluate the impact of adopting the ASU on its consolidated financial statements, further assessing the related systems required to capture the increased reporting and disclosures requirements, and its use of practical expedients. The Company will apply the ASU and its related updates on a modified retrospective basis as of January 1, 2019.The adoption of the guidance will have a material effect on the consolidated balance sheets, resulting in the recording of an operating lease asset and liability.

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

In January 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items stranded in accumulated other comprehensive income. The new guidance may be applied retrospectively to each period in which the effect of the Tax Act is recognized in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.

3. Discontinued Operations

Sale of Fluid Handling Business

The Company sold its Fluid Handling business to CIRCOR on December 11, 2017. Total consideration for the sale was $864.9 million, consisting of $555.3 million of cash, 3.3 million shares of CIRCOR common stock (“CIRCOR Shares”), and assumption of $168.0 million of net retirement liabilities. $65.0 million of the cash consideration is expected to be collected during the year

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ending December 31, 2018, of which $7.9 million has been collected during the three months ended March 30, 2018. Pursuant to the purchase agreement, the Company is prohibited from transferring any of the CIRCOR Shares for a period of six months following the date of closing.

The key components of (loss) income from discontinued operations for the three months ended March 30, 2018 and March 31, 2017 were as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(In thousands)
Net sales	$—	$111,296
Cost of sales	—	71,758
Selling, general and administrative expense(1)	2,471	30,363
Divestiture-related expense, net(2)	1,075	850
Restructuring and other related items	—	2,327
Operating (loss) income	(3,546)	5,998
Interest income(3)	—	159
(Loss) income from discontinued operations before income taxes	(3,546)	6,157
Income tax (benefit) expense	(709)	3,061
(Loss) income from discontinued operations, net of taxes	$(2,837)	$3,096

(1) Pursuant to the Purchase Agreement, the Company retained its asbestos-related contingencies and insurance coverages. However, as the Company did not retain an interest in the ongoing operations of the business subject to the contingencies, the Company has classified asbestos-related activity in its Condensed Consolidated Statements of Income as part of (Loss) income from discontinued operations. See Note 14, “Commitments and Contingencies” for further information.
(2) Primarily related to professional and consulting fees associated with the divestiture including due diligence and preparation of regulatory filings, as well as employee benefit arrangements and other disposition-related activities.
(3) Interest expense has not been allocated to the discontinued operations.

The Company did not have material cash flows for discontinued operations during the three months ended March 30, 2018. Cash provided by operating activities of discontinued operations for the three months ended March 31, 2017 was $22.4 million. Cash used in investing activities of discontinued operations was $3.8 million for the three months ended March 31, 2017. There are not material items in the accompanying Condensed Consolidated Statements of Income that had been eliminated in consolidation prior to the disposal.

4. Acquisitions

During the three months ended March 30, 2018, the Company completed an acquisition in the Fabrication Technology segment for net cash consideration of 323.1 million Swedish Krona (approximately $41.1 million), subject to certain purchase price adjustments.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Revenue

The Company accounts for revenue in accordance with Topic 606, “Revenue from Contracts with Customers,” which the Company adopted on January 1, 2018, using the full retrospective method. Accordingly, the Company recognizes revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods or services. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent the Company’s best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved.

The Company provides a variety of products and services to its customers. Most of the Company’s contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer. For contracts that include multiple performance obligations, the Company allocates the total transaction price to each performance obligation using the Company’s best estimate of the standalone selling price of each identified performance obligation.

A majority of revenue recognized by the Company relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon delivery of the product in these circumstances, revenue is generally recognized at that point in time. For service contracts, the Company recognizes revenue ratably over the period of performance as the customer simultaneously receives and consumes the benefits of the services provided.

The following table disaggregates the Company’s revenue by segment and timing of transfer:

	Three Months Ended
	March 30, 2018		March 31, 2017
	Fabrication Technology	Air and Gas Handling	Fabrication Technology	Air and Gas Handling
	(in thousands)
Point in time	$533,013	$213,406	$460,061	$207,174
Over time	260	134,246	—	66,395
Total	$533,273	$347,652	$460,061	$273,569

In certain contracts, particularly within the Air and Gas Handling segment, the Company is engaged to engineer and build highly-customized, large-scale products and systems. In these circumstances, the Company produces an asset with no alternative use and has a right to payment for performance completed to date. As a result, revenue is recognized over time based on progress to date. To measure progress, the Company uses an input method based on costs incurred relative to total estimated costs. Under this method, contract revenues are recognized over the performance period of the contract. The amount recognized is directly proportionate to the costs incurred as a percentage of total estimated costs for the entirety of the contract. This method requires estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available. The revisions are recorded in income in the period in which they are determined using the cumulative catch-up method of accounting.

As of March 30, 2018, the Air and Gas Handling business had $889.5 million of remaining performance obligations, which is also referred to as total backlog. Of that total backlog, the Company expects to recognize approximately 74% as revenue in 2018 and an additional 26% thereafter.

Given the nature of these long-term contracts, the Company is often paid at various points throughout the process, based on the contractual terms. The Company applies the available practical expedient involving the existence of a significant financing component. As the Company does not receive payments greater than one year in advance or arrears of revenue recognition, the Company does not consider any arrangements to include financing components.

Any recognized revenues in excess of customer billings are recorded as a component of Trade receivables. Billings of customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. For long-term contracts, amounts are billed as work progresses, based on the specified timeline included in the contractual terms. Each contract is evaluated individually to determine the net asset or net liability position. As of March 30, 2018 and December 31, 2017,

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

there were $204.3 million and $204.8 million, respectively, of revenues in excess of billings and $95.5 million and $92.0 million, respectively, of billings in excess of revenues on long-term contracts in the Condensed Consolidated Balance Sheets. For contracts recognized at a point in time, revenue recognition and billing typically occur simultaneously.

The Company’s Fabrication Technology business formulates, develops, manufactures and supplies consumable products and equipment. The vast majority of total revenue from the Fabrication Technology business is recognized at a point in time. As a result, of the total amount of remaining unsatisfied performance obligations, the majority relate to ship and bill arrangements. Given the nature of this business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of March 30, 2018 is immaterial.

In some circumstances for both over time and point in time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2017 and 2016, total contract liabilities were $130.3 million and $121.4 million, respectively. During the three months ended March 30, 2018 and March 31, 2017, revenue recognized that was included in the contract liability balance at the beginning of each year was $68.3 million and $78.7 million, respectively. Of this total 74.6% and 79.6%, respectively, was related to long-term contracts which have met the criteria for over time recognition. As of March 30, 2018 and March 31, 2017, total contract liabilities were $161.8 million and $117.9 million, respectively.

The Company’s incremental costs of obtaining a contract would generally have less than a one-year duration; therefore, the Company applies the practical expedient available and expenses costs to obtain a contract when incurred.

6. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(In thousands, except share data)
Computation of Net income per share from continuing operations:
Net income from continuing operations attributable to Colfax Corporation (1)	$27,372	$35,446
Weighted-average shares of Common stock outstanding - basic	123,560,338	123,084,878
Net effect of potentially dilutive securities - stock options and restricted stock units	520,460	710,505
Weighted-average shares of Common stock outstanding - diluted	124,080,798	123,795,383
Net income per share from continuing operations - basic and diluted	$0.22	$0.29

(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 30, 2018 and March 31, 2017 excludes 3.0 million and 2.7 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

7. Income Taxes

During the three months ended March 30, 2018, Income from continuing operations before income taxes was $37.9 million, while the Provision for income taxes was $6.0 million and the effective tax rate was 15.8%. The effective tax rate differs from the 2018 U.S. federal statutory rate of 21% mainly due to a net discrete tax benefit of $6.1 million primarily associated with a South American jurisdiction offset in part by international taxes which are higher than the U.S. tax rate by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018 and U.S. tax on certain foreign earnings including GILTI.

During the three months ended March 31, 2017, Income from continuing operations before income taxes was $51.0 million, while the Provision for income taxes was $12.6 million and the effective tax rate was 24.7%. The effective tax rate differs from the 2017 U.S. federal statutory rate of 35% primarily due to international tax rates, which are lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2017. The provision for income

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

taxes for the three months ended March 31, 2017 includes a $0.9 million net discrete tax benefit primarily associated with a South American jurisdiction.

8. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended March 30, 2018 and March 31, 2017. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2018	$(84,338)	$(525,324)	$30,138	$(579,524)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(322)	60,658	32	60,368
Gain on long-term intra-entity foreign currency transactions	—	15,309	—	15,309
Loss on net investment hedges	—	—	(7,230)	(7,230)
Unrealized gain on cash flow hedges	—	—	2,043	2,043
Other comprehensive income (loss) before reclassifications	(322)	75,967	(5,155)	70,490
Amounts reclassified from Accumulated other comprehensive loss (1)	957	—	—	957
Net Other comprehensive income (loss)	635	75,967	(5,155)	71,447
Balance at March 30, 2018	$(83,703)	$(449,357)	$24,983	$(508,077)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2017	$(181,189)	$(860,789)	$53,633	$(988,345)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(678)	67,134	68	66,524
Loss on long-term intra-entity foreign currency transactions	—	(10,259)	—	(10,259)
Loss on net investment hedges	—	—	(3,475)	(3,475)
Unrealized gain on cash flow hedges	—	—	2,427	2,427
Other comprehensive (loss) income before reclassifications	(678)	56,875	(980)	55,217
Amounts reclassified from Accumulated other comprehensive loss (1)	1,726	—	—	1,726
Net Other comprehensive income (loss)	1,048	56,875	(980)	56,943
Balance at March 31, 2017	$(180,141)	$(803,914)	$52,653	$(931,402)

(1) Included in the computation of net periodic benefit cost. See Note 12, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

9. Inventories, Net

Inventories, net consisted of the following:

	March 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$152,595	$141,827
Work in process	105,744	74,704
Finished goods	279,631	250,364
	537,970	466,895
Less: customer progress payments	—	(2,308)
Less: allowance for excess, slow-moving and obsolete inventory	(38,477)	(34,960)
Inventories, net	$499,493	$429,627

10. Debt

Long-term debt consisted of the following:

	March 30, 2018	December 31, 2017
	(In thousands)
Senior unsecured notes	$425,211	$414,862
Term loans	596,899	615,095
Revolving credit facilities and other	106,096	31,114
Total Debt	1,128,206	1,061,071
Less: current portion	(6,129)	(5,766)
Long-term debt	$1,122,077	$1,055,305

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of March 30, 2018, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.15%, excluding accretion of original issue discount and deferred financing fees, and there was $1.3 billion available on the revolving credit facility.

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

As of March 30, 2018, the Company had an original issue discount of $3.1 million and deferred financing fees of $8.6 million included in its Condensed Consolidated Balance Sheet, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the applicable debt agreements.

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $221.2 million. As of March 30, 2018, outstanding borrowings under these facilities were $97.4 million, and had a weighted average borrowing rate of 1.87%.

The Company is also party to letter of credit facilities with total capacity of $798.5 million. Total letters of credit of $442.1 million were outstanding as of March 30, 2018.

As of March 30, 2018, the Company is in compliance with the covenants under the DB Credit Agreement.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 30, 2018	December 31, 2017
	(In thousands)
Accrued payroll	$94,037	$98,132
Accrued taxes	50,164	53,939
Accrued asbestos-related liability	53,589	50,311
Warranty liability - current portion	33,741	32,428
Accrued restructuring liability - current portion	12,239	12,509
Accrued third-party commissions	11,616	14,014
Other	85,935	97,299
Accrued liabilities	$341,321	$358,632

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(In thousands)
Warranty liability, beginning of period	$34,177	$30,222
Accrued warranty expense	6,026	4,937
Changes in estimates related to pre-existing warranties	308	(6)
Cost of warranty service work performed	(5,525)	(5,507)
Foreign exchange translation effect	522	414
Warranty liability, end of period	$35,508	$30,060

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 30, 2018
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$12,038	$5,336	$(6,107)	$295	$11,562
Facility closure costs(2)	(217)	162	—	75	20
	11,821	5,498	(6,107)	370	11,582
Fabrication Technology:
Termination benefits(1)	660	1,606	(1,614)	—	652
Facility closure costs(2)	42	808	(808)	—	42
	702	2,414	(2,422)	—	694
Corporate and Other:
Facility closure costs(2)	84	17	(102)	1	—
	84	17	(102)	1	—
Total	$12,607	$7,929	$(8,631)	$371	$12,276

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities.
(3) As of March 30, 2018, $12.2 million of the Company’s restructuring liability was included in Accrued liabilities.

The Company expects to incur charges of approximately $30 million during the remainder of 2018 related to its restructuring activities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Net Periodic Benefit Cost - Defined Benefit Plans

In connection with the sale of the Fluid Handling business, the Buyer assumed the Fluid Handling liability for all foreign defined benefit plans specific to the Fluid Handling business, a portion of the U.S. defined benefit plan, and certain other postretirement obligations. Net benefit cost for the Fluid Handling business is included in (Loss) income from discontinued operations, net of taxes, within the Condensed Consolidated Statements of Income. See Note 3, “Discontinued Operations” for further information.

The following table sets forth the components of total net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(In thousands)
Pension Benefits - U.S. Plans:
Service cost	$41	$46
Interest cost	1,811	3,879
Expected return on plan assets	(2,639)	(5,339)
Amortization	915	1,619
Net periodic benefit cost	$128	$205

Pension Benefits - Non-U.S. Plans:
Service cost	$629	$945
Interest cost	3,882	6,512
Expected return on plan assets	(4,675)	(6,573)
Amortization	268	990
Net periodic benefit cost	$104	$1,874

Other Post-Retirement Benefits:
Service cost	$7	$10
Interest cost	123	243
Amortization	(22)	(100)
Net periodic benefit cost	$108	$153

During the three months ended March 31, 2017, net periodic benefit cost of $1.1 million, is included in (Loss) income from discontinued operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $1.1 billion estimated fair value of the Company’s debt as of March 30, 2018 and December 31, 2017, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	March 30, 2018
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$20,712	$—	$—	$20,712
Short term investments	—	134,889	—	134,889
Foreign currency contracts related to sales - designated as hedges	—	4,789	—	4,789
Foreign currency contracts related to sales - not designated as hedges	—	413	—	413
Foreign currency contracts related to purchases - designated as hedges	—	765	—	765
Foreign currency contracts related to purchases - not designated as hedges	—	614	—	614
Deferred compensation plans	—	7,175	—	7,175
	$20,712	$148,645	$—	$169,357

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$879	$—	$879
Foreign currency contracts related to sales - not designated as hedges	—	196	—	196
Foreign currency contracts related to purchases - designated as hedges	—	1,390	—	1,390
Foreign currency contracts related to purchases - not designated as hedges	—	1,043	—	1,043
Deferred compensation plans	—	7,175	—	7,175
	$—	$10,683	$—	$10,683

	December 31, 2017
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,083	$—	$—	$24,083
Short term investments	—	149,608	—	149,608
Foreign currency contracts related to sales - designated as hedges	—	3,287	—	3,287
Foreign currency contracts related to sales - not designated as hedges	—	43	—	43
Foreign currency contracts related to purchases - designated as hedges	—	493	—	493
Foreign currency contracts related to purchases - not designated as hedges	—	1,038	—	1,038
Deferred compensation plans	—	6,374	—	6,374
	$24,083	$160,843	$—	$184,926

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,257	$—	$1,257
Foreign currency contracts related to sales - not designated as hedges	—	740	—	740
Foreign currency contracts related to purchases - designated as hedges	—	1,332	—	1,332
Foreign currency contracts related to purchases - not designated as hedges	—	449	—	449
Deferred compensation plans	—	6,374	—	6,374
	$—	$10,152	$—	$10,152

There were no transfers in or out of Level One, Two or Three during the three month period ended March 30, 2018.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of March 30, 2018 and December 31, 2017, the Company had foreign currency contracts with the following notional values:

	March 30, 2018	December 31, 2017
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$43,137	$37,143
Foreign currency contracts sold - designated as hedges	156,373	174,194
Foreign currency contracts purchased - not designated as hedges	112,517	103,975
Foreign currency contracts purchased - designated as hedges	48,591	59,055
Total foreign currency derivatives	$360,618	$374,367

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	$2,419	$1,089
Realized loss	(792)	(622)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized gain	149	833
Realized gain (loss)	155	(579)
Unrealized loss on net investment hedges(1)	(7,230)	(3,475)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	914	(1,202)
Realized gain (loss)	1,147	(125)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(1,018)	890
Realized loss	(528)	(2)

(1) The unrealized loss on net investment hedges is attributable to the change in valuation of Euro denominated debt.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 16, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in our 2017 Form 10-K. Because the Company did not retain an interest in the ongoing operations of the divested Fluid Handling business, the retained asbestos-related activity has been classified in its Condensed Consolidated Statements of Operations as a component of (Loss) income from discontinued operations.

Asbestos Contingencies

Claims activity since December 31 related to asbestos claims is as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(Number of claims)
Claims unresolved, beginning of period	17,737	20,567
Claims filed(1)	1,069	1,200
Claims resolved(2)	(739)	(1,032)
Claims unresolved, end of period	18,067	20,735

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	March 30, 2018	December 31, 2017
	(In thousands)
Long-term asbestos insurance asset(1)	$279,577	$284,454
Long-term asbestos insurance receivable(1)	77,170	73,489
Accrued asbestos liability(2)	53,589	50,311
Long-term asbestos liability(3)	303,134	310,326

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
(3) Included in Other liabilities in the Condensed Consolidated Balance Sheets.

Management’s analyses are based on currently known facts and assumptions. Projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded which could materially affect the Company’s financial condition, results of operations or cash flow.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Litigation Matters

The Company is also involved in other pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

15. Segment Information

The Company conducts its continuing operations through the Air and Gas Handling and Fabrication Technology segments, which also represent the Company’s reportable segments.

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

The Company’s segment results were as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(In thousands)
Net sales:
Air and Gas Handling	$347,652	$273,569
Fabrication Technology	533,273	460,061
	$880,925	$733,630
Segment operating income(1):
Air and Gas Handling	$23,382	$22,823
Fabrication Technology	64,138	55,639
Corporate and other	(17,419)	(13,466)
	$70,101	$64,996

(1) The following is a reconciliation of Income from continuing operations before income taxes to segment operating income:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(In thousands)
Income from continuing operations before income taxes	$37,865	$50,969
Loss on short term investments	14,719	—
Interest expense	9,588	9,254
Restructuring and other related charges	7,929	4,773
Segment operating income	$70,101	$64,996

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2018 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities, including the effects of the U.S. Tax Cuts and Jobs Act;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2017 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2017 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

We conduct our continuing operations through the Air and Gas Handling and Fabrication Technology segments, which also represent our reportable segments.

•	Air and Gas Handling - a global supplier of industrial centrifugal and axial fans, rotary heat exchangers, gas compressors, ventilation control systems and software, and aftermarket services; and

•	Fabrication Technology - a global supplier of consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys.

We sold our Fluid Handling business to CIRCOR International (“CIRCOR”), Inc., a Delaware corporation on December 11, 2017. Total consideration for the sale was $864.9 million, consisting of $555.3 million of cash, 3.3 million shares of CIRCOR common stock (the “CIRCOR Shares”), and assumption of $168.0 million of net retirement liabilities. Pursuant to the purchase agreement, we are prohibited from transferring any of the CIRCOR Shares for a period of six months following the date of closing. See Note 3, “Discontinued Operations” for further information.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.”

We have sales, engineering, administrative and production facilities in Europe, North America, South America, Asia, Australia and Africa. Through our reportable segments, we serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified and includes commercial, industrial and government customers.

Integral to our operations is Colfax Business System (CBS). CBS is our business management system, including a comprehensive set of tools and is a repeatable, teachable processes that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of CBS is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income, which represents Operating income before Restructuring and other related charges.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the first quarter of 2018 to the comparable 2017 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the Air and Gas Handling segment, where this information is relevant. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. During the first quarter of 2018, we completed one acquisition in our Fabrication Technology segment. During the last three quarters of 2017, we completed two acquisitions in our Air and Gas Handling segment and three acquisitions in our Fabrication Technology segment.

Foreign Currency Fluctuations

76% of our Net sales, in the first quarter of 2018, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. Compared with the first quarter of 2017, changes in foreign exchange rates in the first quarter of 2018 increased Net sales by approximately 6%. Changes in foreign exchange rates also increased Income from continuing operations before income taxes by approximately 9%. The changes in foreign exchange rates since December 31, 2017 increased net assets by approximately 2% as of March 30, 2018.

Seasonality

As our air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, usually our shipments peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December vacation seasons. General economic conditions may, however, impact future seasonal variations.

Total Company

Sales, Orders and Backlog

Our first quarter 2018 Net sales increased as compared with the first quarter of 2017. The following table presents the components of changes in our consolidated Net sales and, for our Air and Gas Handling segment, orders and order backlog:

			Air and Gas Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(Dollars in millions)
As of and for the three months ended March 31, 2017	$733.6		$335.6		$867.2
Components of Change:
Existing Businesses(2)	36.1	4.9%	(83.5)	(24.9)%	(149.1)	(17.2)%
Acquisitions(3)	68.8	9.4%	46.6	13.9%	101.9	11.8%
Foreign Currency Translation(4)	42.4	5.8%	28.4	8.5%	69.5	8.0%
	147.3	20.1%	(8.5)	(2.5)%	22.3	2.6%
As of and for the three months ended March 30, 2018	$880.9		$327.1		$889.5

(1) Represents contracts for products or services, net of current year cancellations for orders placed in the current and prior periods.
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

The increase in Net sales from existing businesses during the first quarter of 2018 compared to the first quarter of 2017, was attributable to increases of $29.6 million in our Fabrication Technology segment and $6.5 million in our Air and Gas Handling segment. Orders from existing businesses during the first quarter of 2018 as compared to the first quarter of 2017 decreased by 83.5 million, primarily attributable to declines in the power generation and oil, gas and petrochemical end markets. To the extent these end markets recover during the remainder of 2018, we expect orders to increase accordingly.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended
	March 30, 2018	March 31, 2017
	(Dollars in millions)
Gross profit	$270.6	$239.8
Gross profit margin	30.7%	32.7%
Selling, general and administrative expense	$200.5	$174.8
Restructuring and other related charges	7.9	4.8
Operating income	62.2	60.2
Operating income margin	7.1%	8.2%
Loss on short term investments	$14.7	$—
Interest expense, net	9.6	9.3
Provision for income taxes	6.0	12.6

First Quarter of 2018 Compared to First Quarter of 2017

The $30.8 million increase in Gross profit during the first quarter of 2018 in comparison to the first quarter of 2017 was attributable to increases of $21.3 million in our Fabrication Technology segment and $9.4 million in our Air and Gas Handling segment. Acquisition-related growth in both segments contributed $25.4 million of gross profit in the first quarter of 2018 and foreign currency translation impact added $14.1 million when compared to the first quarter of 2017. The positive impact of higher overall volume and price was more than offset by the higher material costs and an unfavorable product mix, leading to a lower gross profit margin for the first quarter of 2018 compared to first quarter of 2017.

The $25.7 million increase in Selling, general and administrative expense in the first quarter of 2018 as compared to the first quarter of 2017 was primarily attributable to acquisition-related growth of $15.8 million and foreign currency translation impact of $9.8 million. Restructuring and other related items increased during the first quarter of 2018 as compared to the first quarter of 2017, driven by our strategic business growth initiatives and accelerated cost reduction programs. Selling, general and administrative expense in the first quarter of 2018 included a $7.1 million gain from the sale of a facility.

Interest expense for the first quarter of 2018 increased by $0.3 million compared to the first quarter of 2017, primarily attributable to the higher interest rates on our senior unsecured debt that was issued in April 2017.

The loss on short term investments of $14.7 million during the first quarter of 2018 was due to a reduction in fair value of the CIRCOR Shares received in connection with the Fluid Handling business sale.

The effective tax rate for continuing operations during the first quarter of 2018 was 15.8%, which was lower than the 2018 U.S. federal statutory tax rate of 21% mainly due to a net discrete tax benefit of $6.1 million primarily associated with a South American jurisdiction offset in part by international taxes which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018 and US tax on certain foreign earnings including GILTI. The effective tax rate for the first quarter of 2017 was 24.7%, which was lower than the 2017 U.S. federal statutory tax rate of 35% primarily due to foreign earnings, where international tax rates were lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2017.

Business Segments

As discussed further above, we report results in two reportable segments: Air and Gas Handling and Fabrication Technology.

Air and Gas Handling

We design, manufacture, install and maintain air and gas handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, wastewater, and general industrial and other. Our air and gas handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers, blowers, and compressors. The fans and heat exchangers are used primarily in coal-fired power stations, both in combustion and emissions control applications, underground mines, steel sintering plants and other industrial applications that require movement of large volumes of air, often in harsh applications. Howden’s compressors and blowers are used in oil and gas, petrochemical, wastewater and other industrial end markets.

The following table summarizes selected financial data for our Air and Gas Handling segment:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(Dollars in millions)
Net sales	$347.7	$273.6
Gross profit	86.0	76.6
Gross profit margin	24.7%	28.0%
Selling, general and administrative expense	$62.7	$53.8
Segment operating income	23.4	22.8
Segment operating income margin	6.7%	8.3%
Items not included in segment results:
Restructuring and other related items	$5.5	$2.0

Net sales from existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, increased by $6.5 million during the first quarter of 2018 in comparison to the first quarter of 2017 driven by the growth in our general industrial end market and, to a lesser extent, the oil, gas and petrochemical end market. This growth was partially offset by lower sales in the power generation and mining end markets. Acquisition-related growth contributed $46.1 million and changes in foreign currency translation rates added another $21.5 million to Net sales. Gross profit increased in the first quarter of 2018 as compared to the first quarter of 2017 reflecting acquisition-related growth and foreign exchange rates; gross profit from existing businesses declined $6 million. Gross profit margin for the first quarter of 2018 was lower compared to the same period in 2017, due to unfavorable mix, higher material costs, and margin pressures driven by increased competition in softer power and oil and gas markets. Selling, general and administrative expense increased in the first quarter of 2018 compared to the first quarter of 2017 due to acquisition-related growth and $4.8 million of foreign exchange translation impact, both partially offset by a $7.1 million gain on sale of facility recognized in the first quarter of 2018. The decrease in gross profit margin was the primary driver for the reduction of Segment operating income margin. Restructuring and other related items increased during the first quarter of 2018 as compared to the first quarter of 2017, as a result of accelerated cost reduction programs.

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

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(Dollars in millions)
Net sales	$533.3	$460.0
Gross profit	184.6	163.3
Gross profit margin	34.6%	35.5%
Selling, general and administrative expense	$120.4	$107.7
Segment operating income	64.1	55.6
Segment operating income margin	12.0%	12.1%
Items not included in segment results:
Restructuring and other related items	$2.4	$2.7

Net sales increased $73.3 million in the first quarter of 2018 compared to the first quarter of 2017. Growth included $29.6 million from existing businesses, led by growth in the Americas and certain developing regions, $22.7 million of acquisition-related growth, and $20.9 million from foreign currency translation . The growth rate from existing businesses included 3.8% from increased customer prices to address higher raw material costs, and 2.6% from higher volumes. Gross profit grew in the first quarter of 2018 as compared to the first quarter of 2017 due to contributions from acquisitions and higher volumes in existing businesses, party offset by an unfavorable change in the mix of sales from more-profitable to less-profitable products. Gross profit margin decreased by 90 basis points for the first quarter of 2018 as compared to the same period 2017, due to the effect of higher pricing and raw material costs, and an unfavorable product mix. Selling, general and administrative expense increased in the first quarter of 2018 compared to the first quarter of 2017 mainly due to $4.9 million of foreign currency translation impact and $7.1 million of acquisition-related growth, partially offset by the incremental benefits realized from our restructuring programs and cost savings initiatives.

Liquidity and Capital Resources

Overview

We have financed our capital and working capital requirements through a combination of cash flows from operating activities, borrowings under our bank credit facilities and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, asbestos-related cash outflows and funding of our pension plans. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

Borrowing Arrangements

We are party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of March 30, 2018, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.15%, excluding accretion of original issue discount and deferred financing fees, and there was $1.3 billion available on the revolving credit facility.

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

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $221.2 million. As of March 30, 2018, outstanding borrowings under these facilities total $97.4 million, with a weighted average borrowing rate of 1.87%.

We are also party to letter of credit facilities with total capacity of $798.5 million. Total letters of credit of $442.1 million were outstanding as of March 30, 2018.

Certain of our U.S. subsidiaries have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 (not more than 4.0 to 1.0 in the case of certain acquisitions) and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of March 30, 2018. We believe that our sources of liquidity, including the DB Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of March 30, 2018, we had $268.3 million of Cash and cash equivalents, an increase of $6.3 million from $262.0 million as of December 31, 2017. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(In millions)
Net cash (used in) provided by operating activities	$(2.7)	$40.4
Purchases of fixed assets, net	(11.1)	(11.7)
Proceeds from sale of facility	9.0	—
Acquisitions, net of cash received	(51.0)	—
Sale of business, net	(1.0)	—
Net cash used in investing activities	(54.1)	(11.7)
Proceeds from (repayments of) borrowings, net	55.5	(47.0)
Proceeds from issuance of common stock, net	2.6	2.2
Other	(0.7)	(2.5)
Net cash provided by (used in) financing activities	57.4	(47.3)
Effect of foreign exchange rates on Cash and cash equivalents	5.7	4.7
Increase (decrease) in Cash and cash equivalents	$6.3	$(13.9)

We did not have material cash flows for discontinued operations during the first quarter of 2018. During the first quarter of 2017, net cash provided by operating activities of discontinued operations, which is included in the net cash provided by operating activities above was $22.4 million. Cash used in investing activities of discontinued operations, which is included in the net cash used in investing activities, was $3.8 million for the first quarter of 2017.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the first quarter of 2018 we had net cash outflow of $5.2 million. During the first quarter of 2017, we had net cash inflow of $11.1 million. Net cash inflow for the first quarter of 2017 includes $20.6 million of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the first quarter of 2018 and 2017, cash contributions for defined benefit plans were $6.9 million and $8.4 million, respectively.

•	During the first quarter of 2018 and 2017, net cash payments of $8.6 million and $11.7 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the first quarter of 2018, net working capital consumed cash of $51.8 million, before the impact of foreign exchange, primarily due to an increase in inventory levels to match sales growth and decrease in payables due to the timing of supplier payments. During the first quarter of 2017, net working capital consumed cash of $31.7 million, before the impact of foreign exchange, primarily due to an increase in inventory levels and decrease in payables, both of which are normal seasonal variations, and lower billings in excess of revenues due to generally lower order levels and payments with orders in existing businesses.

•	Increased working capital for the first quarter of 2018 and first quarter of 2017 reflect normal seasonal changes.

Cash flows used in investing activities increased during the first quarter of 2018 as compared to the prior year as a result of an acquisition in our Fabrication Technology segment. No acquisition was completed during the first quarter of 2017.

Cash flows from financing activities for the first quarter of 2018 reflect a higher level of net borrowings than the first quarter of 2017. The inflow was from our various revolving credit facilities to fund the acquisition, capital expenditures and other operating requirements. Cash flows from financing activities for the first quarter of 2017 reflect a net repayment of $47 million of the Company’s outstanding debt.

Our Cash and cash equivalents as of March 30, 2018 include $268.3 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes, other local statutory restrictions and minority partner distributions.

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

The Company accounts for revenue in accordance with Topic 606, “Revenue from Contracts with Customers,” which we adopted on January 1, 2018, using the full retrospective method. Accordingly, the Company recognizes revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods or services. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved.
The Company provides a variety of products and services to its customers. Most of the Company’s contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer. For contracts that include multiple performance obligations, the Company allocates the total transaction price to each performance obligation using our best estimate of the standalone selling price of each identified performance obligation.
A majority of revenue recognized by the Company relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon delivery of the product in these circumstances, revenue is generally recognized at that point in time. For service contracts, the Company recognizes revenue ratably over the period of performance as the customer simultaneously receives and consumes the benefits of the services provided.

In certain contracts, particularly within our Air and Gas Handling segment, the Company is engaged to engineer and build highly-customized, large-scale products and systems. In these circumstances, the Company produces an asset with no alternative use and has a right to payment for performance completed to date. As a result, revenue is recognized over time based on progress to date. To measure progress, the Company uses an input method based on costs incurred relative to total estimated costs. Under this method, contract revenues are recognized over the performance period of the contract. The amount recognized is directly proportionate to the costs incurred as a percentage of total estimated costs for the entirety of the contract. This method requires estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available. The revisions are recorded in income in the period in which they are determined using the cumulative catch-up method of accounting. See Note 5, “Revenue” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding how we account for revenue.

There have been no other significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2017 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of March 30, 2018, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1.00% during the first quarter of 2018 would have increased Interest expense by approximately $2.3 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the first quarter of 2018, approximately 76% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the DB Credit Agreement and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of March 30, 2018 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $352 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of March 30, 2018, our open commodity futures contracts were not material.

See Note 13, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2017 Form 10-K.

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

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	May 3, 2018

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer and Treasurer	May 3, 2018
(Principal Financial and Accounting Officer)