Form 10-Q
period 2018-06-29
Colfax CORP
filed 2018-08-06
CIK 1420800

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2018
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 29, 2018, there were 118,925,914 shares of the registrant’s common stock, par value $.001 per share, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Net sales	$925,288	$847,962	$1,806,213	$1,581,592
Cost of sales	637,854	589,898	1,248,159	1,083,699
Gross profit	287,434	258,064	558,054	497,893
Selling, general and administrative expense	204,784	176,882	405,303	351,715
Restructuring and other related charges	16,946	11,060	24,875	15,833
Operating income	65,704	70,122	127,876	130,345
Interest expense, net	9,680	8,524	19,268	17,778
(Gain) loss on short term investments	(4,591)	—	10,128	—
Income from continuing operations before income taxes	60,615	61,598	98,480	112,567
(Benefit) provision for income taxes	(6,893)	19,734	(907)	32,312
Net income from continuing operations	67,508	41,864	99,387	80,255
(Loss) income from discontinued operations, net of taxes	(25,729)	16,611	(28,566)	19,707
Net income	41,779	58,475	70,821	99,962
Less: income attributable to noncontrolling interest, net of taxes	3,322	5,081	7,829	8,026
Net income attributable to Colfax Corporation	$38,457	$53,394	$62,992	$91,936
Net income (loss) per share - basic
Continuing operations	$0.52	$0.30	$0.74	$0.59
Discontinued operations	$(0.21)	$0.13	$(0.23)	$0.16
Consolidated operations	$0.31	$0.43	$0.51	$0.75
Net income (loss) per share - diluted
Continuing operations	$0.52	$0.30	$0.74	$0.58
Discontinued operations	$(0.21)	$0.13	$(0.23)	$0.16
Consolidated operations	$0.31	$0.43	$0.51	$0.74

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income	$41,779	$58,475	$70,821	$99,962
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $5,412, $1,013, $4,569 and $(1,082)	(222,473)	107,911	(140,798)	167,911
Unrealized gain (loss) on hedging activities, net of tax of $6,033, $(8,859), $3,100 and $(8,623)	12,154	(13,416)	7,020	(14,353)
Amounts reclassified from Accumulated other comprehensive income:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $273, $1,176, $476 and $1,936	876	962	1,833	2,636
Amortization of pension and other post-retirement prior service cost, net of tax of $0, $23, $0 and $47	—	39	1	77
Other comprehensive (loss) income	(209,443)	95,496	(131,944)	156,271
Comprehensive (loss) income	(167,664)	153,971	(61,123)	256,233
Less: comprehensive (loss) income attributable to noncontrolling interest	(15,518)	8,267	(4,959)	15,044
Comprehensive (loss) income attributable to Colfax Corporation	$(152,146)	$145,704	$(56,164)	$241,189

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	June 29, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,700	$262,019
Short term investments	—	149,608
Trade receivables, less allowance for doubtful accounts of $29,320 and $31,488	986,271	970,199
Inventories, net	490,159	429,627
Other current assets	213,350	258,379
Total current assets	1,947,480	2,069,832
Property, plant and equipment, net	510,695	552,802
Goodwill	2,505,377	2,538,544
Intangible assets, net	960,154	1,017,203
Other assets	538,997	531,316
Total assets	$6,462,703	$6,709,697

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,180	$5,766
Accounts payable	586,276	587,129
Customer advances and billings in excess of costs incurred	149,019	145,853
Accrued liabilities	333,046	358,632
Total current liabilities	1,074,521	1,097,380
Long-term debt, less current portion	1,067,415	1,055,305
Other liabilities	783,327	829,748
Total liabilities	2,925,263	2,982,433
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 118,925,914 and 123,245,827 issued and outstanding	119	123
Additional paid-in capital	3,100,201	3,228,174
Retained earnings	914,634	846,490
Accumulated other comprehensive loss	(698,680)	(574,372)
Total Colfax Corporation equity	3,316,274	3,500,415
Noncontrolling interest	221,166	226,849
Total equity	3,537,440	3,727,264
Total liabilities and equity	$6,462,703	$6,709,697

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2017	123,245,827	$123	$3,228,174	$846,490	$(574,372)	$226,849	$3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	62,992	—	7,829	70,821
Distributions to noncontrolling owners	—	—	—	—	—	(724)	(724)
Other comprehensive income, net of tax of $8,145	—	—	—	—	(119,156)	(12,788)	(131,944)
Common stock repurchases	(4,604,974)	(4)	(143,898)	—	—	—	(143,902)
Common stock-based award activity	285,061	—	15,925	—	—	—	15,925
Balance at June 29, 2018	118,925,914	$119	$3,100,201	$914,634	$(698,680)	$221,166	$3,537,440

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 29, 2018	June 30, 2017

Cash flows from operating activities:
Net income	$70,821	$99,962
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and impairment charges	71,958	68,606
Stock-based compensation expense	12,835	11,931
Non-cash interest expense	2,243	2,170
Loss on short term investments	10,128	—
Deferred income tax benefit	(19,656)	(3,700)
Gain on sale of facility	(7,839)	(11,734)
Loss on sale of business	4,337	—
Changes in operating assets and liabilities:
Trade receivables, net	(65,186)	(59,419)
Inventories, net	(53,993)	(29,932)
Accounts payable	19,878	5,470
Customer advances and billings in excess of costs incurred	17,462	(1,352)
Changes in other operating assets and liabilities	(29,326)	16,556
Net cash provided by operating activities	33,662	98,558
Cash flows from investing activities:
Purchases of fixed assets	(24,808)	(26,755)
Proceeds from sale of facility	14,634	16,106
Acquisitions, net of cash received	(50,912)	(49,999)
Sale of business, net	18,603	—
Sale of short term investments, net	139,480	—
Net cash provided by (used in) investing activities	96,997	(60,648)
Cash flows from financing activities:
Payments under term credit facility	(56,250)	(28,126)
Proceeds from borrowings on revolving credit facilities and other	504,518	384,257
Repayments of borrowings on revolving credit facilities and other	(422,361)	(720,473)
Proceeds from borrowings on senior unsecured notes	—	374,451
Proceeds from issuance of common stock, net	3,090	3,134
Common stock repurchases	(143,902)	—
Other	(838)	(8,329)
Net cash (used in) provided by financing activities	(115,743)	4,914
Effect of foreign exchange rates on Cash and cash equivalents	(19,235)	7,671
(Decrease) increase in Cash and cash equivalents	(4,319)	50,495
Cash and cash equivalents, beginning of period	262,019	221,730
Cash and cash equivalents, end of period	$257,700	$272,225

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

The results of operations for the three and six months ended June 29, 2018 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, usually our shipments peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2018

Standards Adopted	Description	Effective Date
Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers
The standard outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of the standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applied the ASU and its related updates on a full retrospective basis as of January 1, 2018. The adoption of the ASU did not have a material impact on the consolidated financial statements; therefore, no cumulative catch-up adjustment was recorded for prior periods. See Note 5, “Revenue”, for additional information.

January 1, 2018
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard requires various changes to the measurement and disclosure of equity investments. For the Company, the most relevant change under ASU 2016-01 is the elimination of the available-for-sale classification for equity securities with readily determinable fair values. The adoption of the standard as of January 1, 2018 resulted in a reclassification of a $5.2 million gain, net of tax, on short term investments from Accumulated other comprehensive loss to Retained earnings on the Company’s Condensed Consolidated Financial Statements. Additionally, as a result of the adoption of this ASU, any changes in fair value of the Company’s Short term investments is included in (Gain) loss on short term investments in the Condensed Consolidated Statement of Income.

January 1, 2018
ASU No. 2016-15, Statement of Cash Flows (Topic 203)
The guidance addresses eight specific cash flow issues and clarifies their presentation and classification in the Statement of Cash Flows. The Company has retrospectively adopted the standard on its consolidated financial statements as of January 1, 2018. The adoption of the ASU did not have a material impact on the consolidated financial statements. As such, no retrospective adjustment was recorded.

January 1, 2018
ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory
The standard eliminates the exception that the tax effects of an intra-entity transfer (sales) are deferred until the transferred asset is sold to a third party or recovered through use. The resulting impact is the recognition of tax expense in the seller’s jurisdiction and any deferred tax asset in the buyer’s jurisdiction in the period the transfer occurs. The new guidance does not apply to intra entity sales of inventory whose tax effects will continue to be deferred until the inventory is sold to a third party. The Company adopted the ASU as of January 1, 2018 using a modified retrospective approach and concluded the ASU had no material impact on the consolidated financial statements; therefore, no cumulative catch-up adjustment was recorded.

January 1, 2018
ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost
The standard requires that the service cost component of net benefit costs of pension and post-retirement benefit plans be reported in the same line item as other compensation costs. Other components of net periodic pension cost and net periodic post-retirement benefit cost are required to be presented in the income statement separately from the service cost component, and only the service cost is eligible for capitalization. The Company adopted the ASU as of January 1, 2018 retrospectively for the presentation requirements and prospectively for the capitalization of the service cost. The adoption of the ASU did not have a material impact on the consolidated financial statements. No adjustment was recorded as a result of the adoption.

January 1, 2018

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Standards Adopted	Description	Effective Date
ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”)
The standard addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 U.S. Tax Cut and Jobs Act (“Tax Act”). SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. In its financial statements for the year ended December 31, 2017, the Company included a provisional estimate of approximately $52 million for the transition tax, payable over 8 years. Generally, the foreign earnings subject to the transition tax can be distributed without additional U.S. tax; however, if distributed, the amount could be subject to foreign taxes and U.S. state and local taxes. The Company also recorded a provisional tax benefit estimate of approximately $55 million for the re-measurement of its U.S. deferred tax assets and liabilities to a 21% effective tax rate. The Company continues to evaluate the implications of the Tax Act and have not made any adjustments to the provisional amounts recorded in the prior year. Additionally, the Company intends to file its 2017 U.S. income tax return in the second half of 2018 which may change the tax basis in temporary differences, tax pools, earning and profits and other elements of the income tax effects of the Tax Act estimated as of December 31, 2017. This may result in an adjustment to the tax provision and be reflected as a re-measurement amount recorded in the financial statements during the quarter in which the U.S. tax return is filed.
December 31, 2017

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

New Accounting Guidance to be Implemented

Standards Pending Adoption	Description	Anticipated Impact	Effective/Adoption Date
ASU 2016-02, Leases (Topic 842)
The standard requires a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The standard also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The new guidance can be adopted using a modified retrospective transition and provides for certain practical expedients.

The Company is analyzing and updating data previously collected to evaluate the impact of adopting the ASU on its consolidated financial statements, and further assessing the related systems required to support increased reporting and disclosures requirements. The Company will adopt the package of practical expedients for all leases commenced before January 1, 2019. The adoption of the guidance will have a material effect on the consolidated balance sheets, resulting in the recording of an operating lease asset and liability.
January 1, 2019
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The ASU is effective for fiscal periods beginning after December 15, 2019 and early adoption is permitted. The ASU eliminates the probable initial recognition threshold under current U.S. GAAP and broadens the information an entity must consider when developing its expected credit loss estimates to include forward-looking information.
		The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.	January 1, 2020
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The ASU amends the current hedge accounting model and eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Companies are required to apply amendments to cash flow and net investment hedge relationship using modified retrospective method and apply prospective method for the presentation and disclosure requirements.
		The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements and the timing of adoption.	January 1, 2019
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard provides entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items stranded in accumulated other comprehensive income. The new guidance may be applied retrospectively to each period in which the effect of the Tax Act is recognized in the period of adoption.
		The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2019

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Standards Pending Adoption	Description	Anticipated Impact	Effective/Adoption Date
Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income
The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred.

The Tax Act subjects the Company to tax on the GILTI earned by certain of its foreign subsidiaries. The Company has included an estimate of GILTI in determining the annual effective tax rate; however, given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined the accounting policy.

December 31, 2018

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Discontinued Operations

Sale of Fluid Handling Business

The Company sold its Fluid Handling business to CIRCOR on December 11, 2017. After certain post-closing adjustments, total consideration for the sale was $860.6 million, consisting of $551.0 million of cash, 3.3 million shares of CIRCOR common stock (“CIRCOR Shares”), and assumption of $168.0 million of net retirement liabilities. All cash consideration has been collected as of June 29, 2018.

During the three months ended June 29, 2018, the Company sold its CIRCOR Shares for $139.5 million, net of $5.8 million of underwriters' fees. A related gain of $4.6 million was recorded in the Consolidated Statements of Income for the three months ended June 29, 2018.

The key components of (Loss) income from discontinued operations for the three and six months ended June 29, 2018 and June 30, 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(In thousands)
Net sales	$—	$117,870	$—	$229,166
Cost of sales	—	75,236	—	146,994
Selling, general and administrative expense(1)	2,123	30,592	4,594	60,955
Divestiture-related expense, net(2)	1,283	750	2,358	1,600
Restructuring and other related items	—	(10,589)	—	(8,262)
Operating (loss) income	(3,406)	21,881	(6,952)	27,879
Interest income(3)	—	106	—	265
Loss on disposal	(4,337)	—	(4,337)	—
(Loss) income from discontinued operations before income taxes	(7,743)	21,987	(11,289)	28,144
Income tax expense(4)	17,986	5,376	17,277	8,437
(Loss) income from discontinued operations, net of taxes	$(25,729)	$16,611	$(28,566)	$19,707

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
(4) Income tax expense for the three months ended June 29, 2018 was primarily related to incremental tax expense recognized due to changes in the estimated gain allocation by jurisdiction.

The Company did not have material cash flows for discontinued operations during the six months ended June 29, 2018. Cash provided by operating activities of discontinued operations for the six months ended June 30, 2017 was $47.3 million. Cash used in investing activities of discontinued operations was $2.9 million for the six months ended June 30, 2017. There are no material items in the accompanying Condensed Consolidated Statements of Income that had been eliminated in consolidation prior to the disposal.

4. Acquisitions

During the six months ended June 29, 2018, the Company completed an acquisition in the Fabrication Technology segment for net cash consideration of 323.1 million Swedish Krona ($41.1 million), subject to certain purchase price adjustments.

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

The following tables disaggregate the Company’s revenue by segment and timing of transfer:

	Three Months Ended
	June 29, 2018		June 30, 2017
	Fabrication Technology	Air and Gas Handling	Fabrication Technology	Air and Gas Handling
	(in thousands)
Point in time	$560,857	$101,755	$492,597	$129,509
Over time	—	262,676	2,200	223,656
Total	$560,857	$364,431	$494,797	$353,165

	Six Months Ended
	June 29, 2018		June 30, 2017
	Fabrication Technology	Air and Gas Handling	Fabrication Technology	Air and Gas Handling
	(in thousands)
Point in time	$1,093,870	$315,161	$952,658	$336,683
Over time	260	396,922	2,200	290,051
Total	$1,094,130	$712,083	$954,858	$626,734

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of June 29, 2018, the Air and Gas Handling business had $837.5 million of remaining performance obligations, which is also referred to as total backlog. Of that total backlog, the Company expects to recognize approximately 64% as revenue in 2018 and an additional 36% thereafter.

Given the nature of these long-term contracts, the Company is often paid at various points throughout the process, based on the contractual terms. The Company applies the available practical expedient involving the existence of a significant financing component. As the Company generally does not receive payments greater than one year in advance or arrears of revenue recognition, the Company does not consider any arrangements to include financing components.

Any recognized revenues in excess of customer billings are recorded as a component of Trade receivables. Billings to customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. For long-term contracts, amounts are billed as work progresses, based on the specified timeline included in the contractual terms. Each contract is evaluated individually to determine the net asset or net liability position. As of June 29, 2018 and December 31, 2017, there were $203.6 million and $203.9 million, respectively, of revenues in excess of billings and $79.7 million and $94.2 million, respectively, of billings in excess of revenues on long-term contracts in the Condensed Consolidated Balance Sheets. For contracts recognized at a point in time, revenue recognition and billing typically occur simultaneously.

The Company’s Fabrication Technology business formulates, develops, manufactures and supplies consumable products and equipment. The vast majority of total revenue from the Fabrication Technology business is recognized at a point in time. As a result, of the total amount of remaining unsatisfied performance obligations, the majority relate to ship and bill arrangements. Given the nature of this business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of June 29, 2018 is immaterial.

In some circumstances for both over time and point in time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2017 and 2016, total contract liabilities were $133.3 million and $137.6 million, respectively. During the three and six months ended June 29, 2018, revenue recognized that was included in the contract liability balance at the beginning of the year was $40.6 million and $97.9 million, respectively. Of this total 71.7% and 70.6%, respectively, was related to long-term contracts which have met the criteria for over time recognition. During the three and six months ended June 30, 2017, revenue recognized that was included in the contract liability balance at the beginning of the year was $31.9 million and $97.7 million, respectively. Of this total 68.4% and 73.2%, respectively, was related to long-term contracts which have met the criteria for over time recognition. As of June 29, 2018 and June 30, 2017, total contract liabilities were $143.8 million and $130.1 million, respectively.

The period of benefit for the Company’s incremental costs of obtaining a contract would generally have less than a one-year duration; therefore, the Company applies the practical expedient available and expenses costs to obtain a contract when incurred.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(In thousands, except share data)
Computation of Net income per share from continuing operations:
Net income from continuing operations attributable to Colfax Corporation (1)	$64,186	$36,783	$91,558	$72,229
Weighted-average shares of Common stock outstanding - basic	122,685,878	123,203,512	123,106,702	123,150,462
Net income per share from continuing operations - basic	$0.52	$0.30	$0.74	$0.59
Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Colfax Corporation (1)	$64,186	$36,783	$91,558	$72,229
Weighted-average shares of Common stock outstanding - basic	122,685,878	123,203,512	123,106,702	123,150,462
Net effect of potentially dilutive securities - stock options and restricted stock units	286,867	750,614	403,664	730,560
Weighted-average shares of Common stock outstanding - diluted	122,972,745	123,954,126	123,510,366	123,881,022
Net income per share from continuing operations - diluted	$0.52	$0.30	$0.74	$0.58

(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 29, 2018 and June 30, 2017 excludes 3.8 million and 2.9 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended June 29, 2018 and June 30, 2017 excludes approximately 3.4 million and 2.8 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

7. Income Taxes

During the three and six months ended June 29, 2018, Income from continuing operations before income taxes was $60.6 million and $98.5 million, respectively, while the income tax benefit was $6.9 million and $0.9 million, respectively. The effective tax rates were (11.4)% and (0.9)% for the three and six months ended June 29, 2018, respectively. The effective tax rates differ from the 2018 U.S. federal statutory rate of 21% mainly due to net discrete tax benefits primarily attributed to the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals and the expected realization of certain U.S. tax credits offset in part by international taxes which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018 and U.S. tax on certain foreign earnings including GILTI. The provision for income taxes for three and six months ended June 29, 2018 includes $20.8 million and $26.9 million of net discrete tax benefits, respectively.

During the three and six months ended June 30, 2017, Income from continuing operations before income taxes was $61.6 million and $112.6 million, respectively, while the Provision for income taxes was $19.7 million and $32.3 million, respectively. The effective tax rates were 32.0% and 28.7% for the three and six months ended June 30, 2017, respectively. The effective tax rate differed from the 2017 U.S. federal statutory rate of 35% primarily due to international tax rates, which were lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2017. The

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

provision for income taxes for the six months ended June 30, 2017 included a $0.9 million net discrete tax benefit primarily associated with a South American jurisdiction.

8. Equity

Share Repurchase Program

On February 12, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The Board of Directors increased the repurchase authorization by an additional $100 million on June 6, 2018. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors.

During the three months ended June 29, 2018, the Company repurchased 4,604,974 shares of the Company’s Common stock in open market transactions for $143.9 million. As of June 29, 2018, the remaining stock repurchase authorization provided by the Company’s Board of Directors was $56.1 million. On July 19, 2018, the Board of Directors increased the repurchase authorization again by an additional $100 million.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended June 29, 2018 and June 30, 2017. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2018	$(84,338)	$(525,324)	$30,138	$(579,524)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	706	(138,014)	(373)	(137,681)
Gain on long-term intra-entity foreign currency transactions	—	9,861	—	9,861
Gain on net investment hedges	—	—	8,539	8,539
Unrealized loss on cash flow hedges	—	—	(1,710)	(1,710)
Other comprehensive income (loss) before reclassifications	706	(128,153)	6,456	(120,991)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,835	—	—	1,835
Net Other comprehensive income (loss)	2,541	(128,153)	6,456	(119,156)
Balance at June 29, 2018	$(81,797)	$(653,477)	$36,594	$(698,680)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2017	$(181,189)	$(860,789)	$53,633	$(988,345)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(3,781)	158,603	(18)	154,804
Gain on long-term intra-entity foreign currency transactions	—	6,136	—	6,136
Loss on net investment hedges	—	—	(19,429)	(19,429)
Unrealized gain on cash flow hedges	—	—	5,015	5,015
Other comprehensive (loss) income before reclassifications	(3,781)	164,739	(14,432)	146,526
Amounts reclassified from Accumulated other comprehensive loss (1)	2,727	—	—	2,727
Net Other comprehensive (loss) income	(1,054)	164,739	(14,432)	149,253
Balance at June 30, 2017	$(182,243)	$(696,050)	$39,201	$(839,092)

(1) Included in the computation of net periodic benefit cost. See Note 12, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

9. Inventories, Net

Inventories, net consisted of the following:

	June 29, 2018	December 31, 2017
	(In thousands)
Raw materials	$151,301	$141,827
Work in process	94,575	74,704
Finished goods	286,696	254,479
	532,572	471,010
Less: customer progress payments	—	(2,308)
Less: allowance for excess, slow-moving and obsolete inventory	(42,413)	(39,075)
Inventories, net	$490,159	$429,627

10. Debt

Long-term debt consisted of the following:

	June 29, 2018	December 31, 2017
	(In thousands)
Senior unsecured notes	$403,595	$414,862
Term loans	559,949	615,095
Revolving credit facilities and other	110,051	31,114
Total debt	1,073,595	1,061,071
Less: current portion	(6,180)	(5,766)
Long-term debt	$1,067,415	$1,055,305

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of June 29, 2018, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.49%, excluding accretion of original issue discount and deferred financing fees, and there was $1.2 billion available on the revolving credit facility.

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

As of June 29, 2018, the Company had an original issue discount of $2.6 million and deferred financing fees of $8.1 million included in its Condensed Consolidated Balance Sheet, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the applicable debt agreements.

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $214.7 million. As of June 29, 2018, outstanding borrowings under these facilities were $52.9 million, and had a weighted average borrowing rate of 1.19%.

The Company is also party to letter of credit facilities with total capacity of $757.8 million. Total letters of credit of $392.1 million were outstanding as of June 29, 2018.

As of June 29, 2018, the Company is in compliance with the covenants under the DB Credit Agreement.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 29, 2018	December 31, 2017
	(In thousands)
Accrued payroll	$97,716	$98,132
Accrued taxes	37,608	53,939
Accrued asbestos-related liability	53,834	50,311
Warranty liability - current portion	32,259	32,428
Accrued restructuring liability - current portion	14,561	12,509
Accrued third-party commissions	12,627	14,014
Other	84,441	97,299
Accrued liabilities	$333,046	$358,632

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	June 29, 2018	June 30, 2017
	(In thousands)
Warranty liability, beginning of period	$34,177	$30,222
Accrued warranty expense	11,146	8,733
Changes in estimates related to pre-existing warranties	1,137	271
Cost of warranty service work performed	(11,293)	(11,403)
Acquisitions	—	13
Foreign exchange translation effect	(1,189)	1,114
Warranty liability, end of period	$33,978	$28,950

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 29, 2018
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$12,038	$10,358	$(12,199)	$(501)	$9,696
Facility closure costs(2)	(217)	1,415	(1,040)	122	280
	11,821	11,773	(13,239)	(379)	9,976
Non-cash charges(2)		118
		11,891
Fabrication Technology:
Termination benefits(1)	660	5,817	(5,605)	(36)	836
Facility closure costs(2)	42	7,148	(3,439)	(2)	3,749
	702	12,965	(9,044)	(38)	4,585
Corporate and Other:
Facility closure costs(2)	84	19	(103)	—	—
	84	19	(103)	—	—
Total	$12,607	$24,757	$(22,386)	$(417)	$14,561
Non-cash charges(2)		118
		$24,875

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities.
(3) As of June 29, 2018, $14.6 million of the Company’s restructuring liability was included in Accrued liabilities.

The Company has increased the scope of its expected restructuring actions and expects to incur charges of approximately $40 million to $50 million during the remainder of 2018 related to its restructuring activities.

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

The following table sets forth the components of total net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(In thousands)
Pension Benefits - U.S. Plans:
Service cost	$40	$47	$81	$93
Interest cost	1,810	3,866	3,621	7,745
Expected return on plan assets	(2,639)	(5,340)	(5,278)	(10,679)
Amortization	913	1,618	1,828	3,237
Net periodic benefit cost	$124	$191	$252	$396

Pension Benefits - Non-U.S. Plans:
Service cost	$617	$1,053	$1,246	$1,998
Interest cost	5,668	6,667	9,550	13,179
Expected return on plan assets	(6,444)	(6,837)	(11,119)	(13,410)
Amortization	258	683	526	1,673
Net periodic benefit cost	$99	$1,566	$203	$3,440

Other Post-Retirement Benefits:
Service cost	$6	$11	$13	$21
Interest cost	123	242	246	485
Amortization	(22)	(100)	(44)	(200)
Net periodic benefit cost	$107	$153	$215	$306

During the three and six months ended June 30, 2017, net periodic benefit cost of $1.2 million and $2.3 million, respectively, are included in (Loss) income from discontinued operations, net of taxes.

13. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $1.1 billion estimated fair value of the Company’s debt as of June 29, 2018 and December 31, 2017, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	June 29, 2018
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$25,095	$—	$—	$25,095
Foreign currency contracts related to sales - designated as hedges	—	965	—	965
Foreign currency contracts related to sales - not designated as hedges	—	1,121	—	1,121
Foreign currency contracts related to purchases - designated as hedges	—	1,127	—	1,127
Foreign currency contracts related to purchases - not designated as hedges	—	795	—	795
Deferred compensation plans	—	7,716	—	7,716
	$25,095	$11,724	$—	$36,819

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$2,727	$—	$2,727
Foreign currency contracts related to sales - not designated as hedges	—	145	—	145
Foreign currency contracts related to purchases - designated as hedges	—	146	—	146
Foreign currency contracts related to purchases - not designated as hedges	—	2,031	—	2,031
Deferred compensation plans	—	7,716	—	7,716
	$—	$12,765	$—	$12,765

	December 31, 2017
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,083	$—	$—	$24,083
Short term investments	—	149,608	—	149,608
Foreign currency contracts related to sales - designated as hedges	—	3,287	—	3,287
Foreign currency contracts related to sales - not designated as hedges	—	43	—	43
Foreign currency contracts related to purchases - designated as hedges	—	493	—	493
Foreign currency contracts related to purchases - not designated as hedges	—	1,038	—	1,038
Deferred compensation plans	—	6,374	—	6,374
	$24,083	$160,843	$—	$184,926

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,257	$—	$1,257
Foreign currency contracts related to sales - not designated as hedges	—	740	—	740
Foreign currency contracts related to purchases - designated as hedges	—	1,332	—	1,332
Foreign currency contracts related to purchases - not designated as hedges	—	449	—	449
Deferred compensation plans	—	6,374	—	6,374
	$—	$10,152	$—	$10,152

There were no transfers in or out of Level One, Two or Three during the six months ended June 29, 2018.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of June 29, 2018 and December 31, 2017, the Company had foreign currency contracts with the following notional values:

	June 29, 2018	December 31, 2017
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$140,347	$37,143
Foreign currency contracts sold - designated as hedges	140,939	174,194
Foreign currency contracts purchased - not designated as hedges	161,822	103,975
Foreign currency contracts purchased - designated as hedges	47,906	59,055
Total foreign currency derivatives	$491,014	$374,367

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	$(1,135)	$1,628	$1,284	$2,717
Realized (loss) gain	(3,600)	2,249	(4,392)	1,627
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized (loss) gain	(419)	(194)	(270)	639
Realized gain (loss)	1,638	(435)	1,793	(1,014)
Unrealized gain (loss) on net investment hedges(1)	15,769	(15,954)	8,539	(19,429)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	735	1,462	1,649	260
Realized (loss) gain	(600)	1,715	547	1,590
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(787)	(286)	(1,805)	604
Realized gain (loss)	204	(365)	(324)	(367)

(1) The unrealized loss on net investment hedges is attributable to the change in valuation of Euro denominated debt.

14. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 16, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2017 Form 10-K. Because the Company did not retain an interest in the ongoing operations of the divested Fluid Handling business, the retained asbestos-related activity has been classified in its Condensed Consolidated Statements of Operations as a component of (Loss) income from discontinued operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asbestos Contingencies

Claims activity since December 31 related to asbestos claims is as follows:

	Six Months Ended
	June 29, 2018	June 30, 2017
	(Number of claims)
Claims unresolved, beginning of period	17,737	20,567
Claims filed(1)	2,090	2,339
Claims resolved(2)	(2,253)	(4,869)
Claims unresolved, end of period	17,574	18,037

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	June 29, 2018	December 31, 2017
	(In thousands)
Long-term asbestos insurance asset(1)	$277,493	$284,454
Long-term asbestos insurance receivable(1)	78,920	73,489
Accrued asbestos liability(2)	53,834	50,311
Long-term asbestos liability(3)	298,865	310,326

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(In thousands)
Net sales:
Air and Gas Handling	$364,431	$353,165	$712,083	$626,734
Fabrication Technology	560,857	494,797	1,094,130	954,858
	$925,288	$847,962	$1,806,213	$1,581,592
Segment operating income(1):
Air and Gas Handling	$26,673	$34,702	$50,055	$57,525
Fabrication Technology	71,092	60,825	135,230	116,464
Corporate and other	(15,115)	(14,345)	(32,534)	(27,811)
	$82,650	$81,182	$152,751	$146,178

(1) The following is a reconciliation of Income from continuing operations before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(In thousands)
Income from continuing operations before income taxes	$60,615	$61,598	$98,480	$112,567
(Gain) loss on short term investments	(4,591)	—	10,128	—
Interest expense, net	9,680	8,524	19,268	17,778
Restructuring and other related charges	16,946	11,060	24,875	15,833
Segment operating income	$82,650	$81,182	$152,751	$146,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2018 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities, including the effects of the U.S. Tax Cuts and Jobs Act;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2017 Form 10-K.

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

We sold our Fluid Handling business to CIRCOR International (“CIRCOR”), Inc., a Delaware corporation on December 11, 2017. Total consideration for the sale was $860.6 million, consisting of $551.0 million of cash, 3.3 million shares of CIRCOR common stock (“CIRCOR Shares”), and assumption of $168.0 million of net retirement liabilities. All cash consideration was collected as of June 29, 2018. During the second quarter of 2018, we sold the CIRCOR Shares for net cash proceeds of $139.5 million. See Note 3, “Discontinued Operations” for further information.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the second quarter and six months ended June 29, 2018 to the comparable 2017 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the Air and Gas Handling segment, where this information is relevant. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. During the six months ended June 29, 2018, we completed one acquisition in our Fabrication Technology segment in the first quarter. Comparably, we had two acquisitions in the second quarter of 2017, both in our Fabrication Technology segment. During the six-month period ended December 31, 2017, we completed three acquisitions: one in our Fabrication Technology segment and two in our Air and Gas Handling segment.

Foreign Currency Fluctuations

76% of our Net sales, in the second quarter and six months ended June 29, 2018, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. Compared with the second quarter and six months ended June 30, 2017, changes in foreign exchange rates in the second quarter and six months ended June 29, 2018 increased Net sales by approximately 2% and 4%, respectively. Changes in foreign exchange rates had a negligible impact on Income from continuing operations before income taxes during the second quarter and six months ended June 29, 2018. The changes in foreign exchange rates since December 31, 2017 decreased net assets by approximately 4% as of six months ended June 29, 2018.

Seasonality

As our air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, usually our shipments peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December vacation seasons. General economic conditions may, however, impact future seasonal variations.

Total Company

Sales, Orders and Backlog

Net sales for the second quarter and six months ended June 29, 2018 increased as compared with the second quarter and six months ended June 30, 2017. The following table presents the components of changes in our consolidated Net sales and, for our Air and Gas Handling segment, orders and order backlog:

			Air and Gas Handling
	Net Sales		Orders(1)
	$	%	$	%
	(Dollars in millions)
For the three months ended June 30, 2017	$848.0		$339.8
Components of Change:
Existing Businesses(2)	(6.0)	(0.7)%	(36.4)	(10.7)%
Acquisitions(3)	70.1	8.3%	43.5	12.8%
Foreign Currency Translation(4)	13.2	1.6%	12.7	3.7%
	77.3	9.1%	19.8	5.8%
For the three months ended June 29, 2018	$925.3		$359.6

			Air and Gas Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(Dollars in millions)
As of and for the six months ended June 30, 2017	$1,581.6		$675.4		$874.1
Components of Change:
Existing Businesses(2)	30.0	1.9%	(119.9)	(17.8)%	(141.7)	(16.2)%
Acquisitions(3)	138.9	8.8%	90.2	13.4%	101.2	11.6%
Foreign Currency Translation(4)	55.7	3.5%	41.0	6.1%	3.9	0.4%
	224.6	14.2%	11.3	1.7%	(36.6)	(4.2)%
As of and for the six months ended June 29, 2018	$1,806.2		$686.7		$837.5

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

The increase in Net sales during the second quarter of 2018 compared to the second quarter of 2017 is primarily attributed to Net sales from acquisitions and foreign currency translation effects. Net sales from acquisitions in our Fabrication Technology segment and Air and Gas Handling segment were $27.2 million and $42.9 million, respectively. Net sales from existing businesses increased $40.4 million in our Fabrication Technology segment and decreased $46.4 million in our Air and Gas Handling segment. Orders from existing businesses during the second quarter of 2018 as compared to the second quarter of 2017 decreased by $36.4 million. The decrease in orders is primarily attributable to a decline in the power generation market, a delayed recovery in the oil, gas and petrochemical end market, and a $20 million cancellation as a result of the wind-down of business activities by our non-U.S. subsidiaries due to newly-implemented restrictions implemented by the U.S. government. To the extent end markets recover during the remainder of 2018, we expect orders to increase accordingly.

The increase in Net sales during the six months ended June 29, 2018 compared to six months ended June 30, 2017 is also mainly driven by acquisitions and foreign currency translation effects. Acquisitions contributed $89.0 million of sales to our Air and Gas Handling segment and $49.9 million to our Fabrication Technology segment. Net sales from existing businesses increased $69.9 million in our Fabrication Technology segment and decreased $39.9 million in our Air and Gas Handling segment. Orders from existing businesses during the six months ended June 29, 2018 compared to the six months ended June 30, 2017 decreased by $119.9 million. The decrease is primarily attributable to the aforementioned market conditions and order cancellation.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(Dollars in millions)
Gross profit	$287.4	$258.1	$558.1	$497.9
Gross profit margin	31.1%	30.4%	30.9%	31.5%
Selling, general and administrative expense	$204.8	$176.9	$405.3	$351.7
Restructuring and other related charges	16.9	11.1	24.9	15.8
Operating income	65.7	70.1	$127.9	$130.3
Operating income margin	7.1%	8.3%	7.1%	8.2%
(Gain) loss on short term investments	$(4.6)	$—	$10.1	$—
Interest expense, net	9.7	8.5	$19.3	$17.8
(Benefit) provision for income taxes	(6.9)	19.7	(0.9)	32.3

Second Quarter of 2018 Compared to Second Quarter of 2017

The $29.3 million increase in Gross profit during the second quarter of 2018 in comparison to the second quarter of 2017 was attributable to increases of $22.0 million in our Fabrication Technology segment and $7.3 million in our Air and Gas Handling segment. Acquisition-related growth in both segments contributed $24.7 million of gross profit in the second quarter of 2018 and foreign currency translation impact added $3.9 million when compared to the second quarter of 2017. Previously executed restructuring initiatives improved Gross profit by $3.6 million in the quarter. Positive effects from acquisitions and restructuring benefits led to a higher gross profit margin for the second quarter of 2018 compared to second quarter of 2017.

The $27.9 million increase in Selling, general and administrative expense in the second quarter of 2018 as compared to the second quarter of 2017 includes acquisition-related growth of $19.3 million and foreign currency translation impact of $2.9 million. Restructuring and other related items increased during the second quarter of 2018 as compared to the second quarter of 2017, driven by the expanding scope of our cost reduction programs.

Interest expense for the second quarter of 2018 increased by $1.2 million compared to the second quarter of 2017, primarily attributable to the higher interest rates on our senior unsecured debt.

The sale of short term investments contributed to a gain of $4.6 million for the second quarter of 2018 and was related to the disposal of CIRCOR Shares received in connection with the Fluid Handling business sale.

The effective tax rate for continuing operations during the second quarter of 2018 was (11.4)%, which was lower than the 2018 U.S. federal statutory tax rate of 21% mainly due to net discrete tax benefits of $20.8 million including an enacted tax rate change in a foreign jurisdiction, a valuation allowance reversal, and the expected realization of certain U.S. tax credits offset in part by international taxes which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018 and U.S. tax on certain foreign earnings including GILTI. The effective tax rate for the second quarter of 2017 was 32.0%, which was lower than the 2017 U.S. federal statutory tax rate of 35% primarily due to foreign earnings, where international tax rates were lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2017.

Six Months Ended June 29, 2018 Compared to Six Months Ended June 30, 2017

The $60.2 million increase in Gross profit for the six months ended June 29, 2018 in comparison to the six months ended June 30, 2017 included $43.2 million of growth in our Fabrication Technology segment and $16.7 million of growth in our Air and Gas Handling segment. Acquisitions contributed $49.7 million of gross profit during the six months ended June 29, 2018 and foreign exchange translation constituted $18.0 million of the increase. Restructuring initiatives contributed approximately $7 million to Gross profit during the six months ended June 29, 2018. The positive impact of acquisitions and restructuring benefits was more than offset by higher material costs and unfavorable product mix, leading to a lower gross profit margin for the first half year of 2018 compared to 2017.

Selling, general and administrative expense for the six months ended June 29, 2018 increased by $53.6 million in comparison to the six months ended June 30, 2017, primarily due to $39.3 million of acquisition-related growth and a $13.8 million foreign currency translation impact. Restructuring and other related items increased during the six months ended June 29, 2018 as compared to the six months ended June 30, 2017, driven by the expanding scope of our cost reduction programs.

Interest expense during the six months ended June 29, 2018 increased by $1.5 million compared the six months ended June 30, 2017, primarily attributable to the higher interest rates on our senior unsecured debt and the senior note offering of €350 million in April 2017.

The loss on short term investments of $10.1 million during the six months ended June 29, 2018 was due to the change in fair value and subsequent sale of the CIRCOR Shares received in connection with the Fluid Handling business sale.

The effective tax rate for continuing operations during the six months ended June 29, 2018 was (0.9)%, which is lower than the U.S. federal statutory tax rate primarily due to net discrete tax benefits of $26.9 million including the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals, and the expected realization of certain U.S. tax credits offset in part by international taxes which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018 and U.S. tax on certain foreign earnings including GILTI.

The effective tax rate during the six months ended June 30, 2017 was 28.7%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings, where international tax rates were lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2017.

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

The following table summarizes selected financial data for our Air and Gas Handling segment:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(Dollars in millions)
Net sales	$364.4	$353.2	$712.1	$626.7
Gross profit	95.5	88.2	181.5	164.8
Gross profit margin	26.2%	25.0%	25.5%	26.3%
Selling, general and administrative expense	$68.8	$53.5	$131.5	$107.3
Segment operating income	26.7	34.7	50.1	57.5
Segment operating income margin	7.3%	9.8%	7.0%	9.2%
Items not included in segment results:
Restructuring and other related items	$6.4	$3.2	$11.9	$5.2

Net sales from existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, decreased by $46.4 million during the second quarter of 2018 in comparison to the second quarter of 2017, primarily due to the decline in power generation and mining end markets, partially offset by an increase in general industrial end markets. Acquisition-related growth contributed $42.9 million and changes in foreign currency translation rates added $14.7 million to Net sales. Gross profit increased in the second quarter of 2018 as compared to the second quarter of 2017, primarily as a result of $13.4 million of acquisition-related growth and price increases, partially offset by lower volumes. Gross profit margin improved in the second quarter of 2018 as compared to the second quarter of 2017 reflecting positive impacts of acquisitions and, to a lesser extent, price increases and a favorable change in mix of sales from less-profitable to more-profitable projects. Selling, general and administrative expense increased in the second quarter of 2018 compared to the second quarter of 2017 due to $12.2 million acquisition-related growth and a $2.5 million increase from foreign exchange translation. The acquisition related growth in Selling, general and administrative expense was the primary driver for the reduction of Segment operating income margin. Restructuring and other related items increased during the second quarter of 2018 as compared to the second quarter of 2017, due to the expanding scope of our cost reduction programs.

For the six months ended June 29, 2018, Net sales from existing businesses decreased by $39.9 million in comparison to the six months ended June 30, 2017. This decrease was primarily due to declines in power generation and mining end markets, partially offset by an increase in general industrial end market sales. Acquisition-related growth contributed an increase of $89.0 million and the changes in foreign currency translation rates had a positive impact of $36.3 million. Gross profit increased during the six months ended June 29, 2018 as compared to the six months ended June 30, 2017, reflecting acquisition-related growth of $28.4 million and the positive foreign currency translation impact of $9.6 million; gross profit from existing businesses declined $21.3 million. Overall gross profit margin for the six months ended June 30, 2018 decreased compared to the six months ended June 30, 2017. Although gross margin improved during the second quarter of 2018, as discussed above, this improvement was more than offset by the lower gross profit margin during the first quarter of 2018 compared to the first quarter of 2017 due to lower sales and unfavorable mix. Selling, general and administrative expense for the six months ended June 29, 2018 increased due to acquisition-related growth of $25.5 million, foreign currency translation impact of $7.3 million, and spending for growth-related initiatives, partially offset by a $7.1 million gain on sale of facility recognized in the first quarter of 2018. Restructuring and other related items increased during the six months ended June 29, 2018, as a result of accelerated cost reduction programs.

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

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(Dollars in millions)
Net sales	$560.9	$494.8	$1,094.1	$954.9
Gross profit	191.9	169.9	376.5	333.3
Gross profit margin	34.2%	34.3%	34.4%	34.9%
Selling, general and administrative expense	$120.8	$109.1	$241.3	$216.8
Segment operating income	71.1	60.8	135.2	116.5
Segment operating income margin	12.7%	12.3%	12.4%	12.2%
Items not included in segment results:
Restructuring and other related items	$10.6	$7.9	$13.0	$10.6

Net sales increased $66.1 million in the second quarter of 2018 compared to the second quarter of 2017. This growth included $40.4 million from existing businesses across all regions and a $27.2 million acquisition-related growth. The growth rate from existing businesses included 4.6% from increased customer prices to address higher raw material costs, and 3.6% from higher volumes. Gross profit increased in the second quarter of 2018 as compared to the second quarter of 2017 due to contributions from acquisitions and higher volumes in existing businesses. Gross profit margin decreased by 10 basis points for the second quarter of 2018 as compared to the same period 2017, due to the dilutive effect of higher raw material costs being mostly offset by prices increases. Selling, general and administrative expense increased in the second quarter of 2018 compared to the second quarter of 2017, mainly due to $7.1 million of acquisition-related growth partially offset by the incremental benefits realized from restructuring programs and cost savings initiatives. Restructuring and other related items increased during the second quarter of 2018 in comparison to the second quarter of 2017, as a result of expanded cost reduction programs.

Net sales from existing business increased $69.9 million during the six months ended June 29, 2018 in comparison to the six months ended June 30, 2017 with continued growth in most markets. Acquisition-related growth provided $49.9 million of incremental sales during the six months ended June 29, 2018, and foreign currency translation contributed $19.4 million of the increase. Gross profit increased during the six months ended June 29, 2018, driven by the acquisition-related growth of $21.3 million and higher price and volumes, partially offset by higher material costs and unfavorable product mix. Gross margin decreased 50 basis points due to the negative impact of price realization that trailed increased raw material costs in the first half of the year. Selling, general and administrative expense increased during the six months ended June 29, 2018 as compared to the six months ended June 30, 2017, primarily driven by a $13.8 million acquisition-related increase and a $5.3 million foreign currency translation impact. Restructuring and other related items increased during the six months ended June 29, 2018 in comparison to the six months ended June 30, 2017, as a result of accelerated cost reduction programs.

Liquidity and Capital Resources

Overview

We have financed our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, asbestos-related cash outflows and funding of our pension plans. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

Equity Capital

On February 12, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of our Common stock from time-to-time on the open market or in privately negotiated transactions. The Board of Directors increased the repurchase authorization by an additional $100 million on June 6, 2018, and again for an additional $100 million on July 19, 2018. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors.

During the six months ended June 29, 2018, we repurchased 4,604,974 shares of our Common stock in open market transactions. As of June 29, 2018, the remaining stock repurchase authorization provided by our Board of Directors was $56.1 million.

Borrowing Arrangements

We are party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of June 29, 2018, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.49%, excluding accretion of original issue discount and deferred financing fees, and there was $1.2 billion available on the revolving credit facility.

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

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $214.7 million. As of June 29, 2018, outstanding borrowings under these facilities total $52.9 million, with a weighted average borrowing rate of 1.19%.

We are also party to letter of credit facilities with total capacity of $757.8 million. Total letters of credit of $392.1 million were outstanding as of June 29, 2018.

Certain of our U.S. subsidiaries have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 (not more than 4.0 to 1.0 in the case of certain acquisitions) and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of June 29, 2018. We believe that our sources of liquidity, including the DB Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of June 29, 2018, we had $257.7 million of Cash and cash equivalents, a decrease of $4.3 million from $262.0 million as of December 31, 2017. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	June 29, 2018	June 30, 2017
	(In millions)
Net cash provided by operating activities	$33.7	$98.6
Purchases of fixed assets, net	(24.8)	(26.7)
Proceeds from sale of facility	14.6	16.1
Acquisitions, net of cash received	(50.9)	(50.0)
Sale of business, net	18.6	—
Sale of short term investment	139.5	—
Net cash provided by (used in) investing activities	97.0	(60.6)
Proceeds from borrowings, net	25.9	10.1
Repurchases of common stock	(143.9)	—
Other	2.3	(5.2)
Net cash (used in) provided by financing activities	(115.7)	4.9
Effect of foreign exchange rates on Cash and cash equivalents	(19.2)	7.7
(Decrease) increase in Cash and cash equivalents	$(4.3)	$50.5

We did not have material cash flows for discontinued operations during the six months ended June 29, 2018. During the six months ended June 30, 2017, net cash provided by operating activities of discontinued operations, which is included in the net cash provided by operating activities above, was $47.3 million. Cash used in investing activities of discontinued operations, which is included in the net cash used in investing activities, was $2.9 million for the six months ended June 30, 2017.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the six months ended June 29, 2018, we had net cash outflow of $10.5 million. During the six months ended June 30, 2017, we had net cash inflow of $10.8 million. Net cash inflow for the six months ended June 30, 2017 includes $26.0 million of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended June 29, 2018 and six months ended June 30, 2017, cash contributions for defined benefit plans were $17.6 million and $15.0 million, respectively.

•	During the six months ended June 29, 2018 and six months ended June 30, 2017, net cash payments of $22.4 million and $10.7 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the six months ended June 29, 2018, net working capital consumed cash of $81.8 million, before the impact of foreign exchange, primarily due to an increase in inventory levels and receivables partially offset by an increase in payables, all of which resulted from an increase in Net sales. During the six months ended June 30, 2017, net working capital consumed cash of $85.2 million, before the impact of foreign exchange, primarily due to an increase in inventory levels and receivables partially offset with an increase in payables, both of which are normal seasonal variations.

•	Working capital for the six months ended June 29, 2018 and six months ended June 30, 2017 reflect normal seasonal changes.

Cash flows provided by investing activities during the six months ended June 29, 2018 reflect proceeds from the sale of CIRCOR common stock and proceeds from the divestiture of the Fluid Handling business. See Note 3, “Discontinued Operations” for further information. Cash flows used in investing activities during the six months ended June 29, 2018 included an acquisition in our Fabrication Technology segment during the first quarter of 2018. During the six months ended June 30, 2017, cash flows used in investing activities included acquisitions in our Fabrication Technology segment.

Cash flows used in financing activities for the six months ended June 29, 2018 were impacted by the repurchase of approximately 4.6 million shares of our Common stock for $143.9 million. Cash flows provided by financing activities during the six months ended June 30, 2017 reflect net borrowings inclusive of fees incurred in the issuance of the Euro Notes during the second quarter of 2017.

Our Cash and cash equivalents as of June 29, 2018 include $253.6 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If, however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes, other local statutory restrictions and minority partner distributions.

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

We account for revenue in accordance with Topic 606, “Revenue from Contracts with Customers,” which we adopted on January 1, 2018, using the full retrospective method. Accordingly, we recognize revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for transferring the goods or services. The nature of our contracts gives rise to certain types of variable consideration, including rebates and other discounts. We include estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved.
We provide a variety of products and services to our customers. Most of our contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer. For contracts that include multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each identified performance obligation.
A majority of the revenue we recognize relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon delivery of the product in these circumstances, revenue is generally recognized at that point in time. For service contracts, we recognize revenue ratably over the period of performance as the customer simultaneously receives and consumes the benefits of the services provided.

In certain contracts, particularly within our Air and Gas Handling segment, we are engaged to engineer and build highly-customized, large-scale products and systems. In these circumstances, we produce an asset with no alternative use and have a right to payment for performance completed to date. As a result, revenue is recognized over time based on progress to date. To measure progress, we use an input method based on costs incurred relative to total estimated costs. Under this method, contract revenues are recognized over the performance period of the contract. The amount recognized is directly proportionate to the costs incurred as a percentage of total estimated costs for the entirety of the contract. This method requires estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available. The revisions are recorded in income in the period in which they are determined using the cumulative catch-up method of accounting. See Note 5, “Revenue” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding how we account for revenue.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of June 29, 2018, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1.00% during the second quarter and six months ended June 29, 2018 would have increased Interest expense by approximately $2.5 million and $4.8 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the second quarter and six months ended June 29, 2018, approximately 76% of our sales, were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the DB Credit Agreement and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of June 29, 2018 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $312 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of June 29, 2018, our open commodity futures contracts were not material.

See Note 13, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The Board of Directors increased the repurchase authorization by an additional $100 million on June 6, 2018. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. The following table presents additional information with respect to our Common stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
05/1/18 - 05/25/18	1,194,077	32.17		1,194,077	$161,586,543
05/26/18 - 06/29/18	3,410,897	30.93		3,410,897	$56,087,499
Total	4,604,974	31.25	(1)	4,604.974	$56,087,499	(2)

(1) Represents the weighted-average price paid per share during the three months ended June 29, 2018.
(2) Represents the repurchase program limit authorized by the Board of Directors of $200 million less the value of purchases made during the quarter ended June 29, 2018. On July 19, 2018, the Board of Directors increased the repurchase authorization by an additional $100 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, Colfax is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, including certain activities involving Iran.

Certain Colfax non-U.S. subsidiaries resumed business involving Iran after the Office of Foreign Assets Control (“OFAC”) issued General License H to the Iranian Transactions and Sanctioned Regulations (“ITSR”) in January 2016, which authorized U.S.-owned or -controlled foreign entities to engage in certain business involving Iran. Consistent with Colfax policy and applicable law, the Company’s non-U.S. subsidiaries are in the process of winding down these activities.

In the three months ended June 29, 2018, a non-U.S. Howden subsidiary in Germany completed the reconditioning of a turbine for end use in the Iranian petrochemical sector. The revenue from the services was $391,601 with a net profit margin of 77.1%. In the same period, a non-U.S. Howden subsidiary in the Czech Republic had sales of a turbocompressor and a steam surface condenser for end use in the Iranian petrochemical sector. The revenue attributable to the items was $1,999,765 and they did not generate a profit. A non-U.S. Howden subsidiary in China sold industrial fans in March and April 2018 to a Chinese company for end use in the Iranian petrochemical sector. The revenue attributable to the fans was $562,537 and $840,749, respectively, with profit margins of 14.9% and 0.8%. In the 12 months ended June 29, 2018, the subsidiary in China generated total revenues, in the aggregate, of $1,520,398 from the sale of fans for end use in the Iranian petrochemical sector, with the earlier transactions not requiring disclosure at the time they occurred. The fans had an aggregate net profit of 9.2%.

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

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	August 6, 2018

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer and Treasurer	August 6, 2018
(Principal Financial and Accounting Officer)