Form 10-Q
period 2018-09-28
Colfax CORP
filed 2018-10-25
CIK 1420800

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 28, 2018, there were 117,199,449 shares of the registrant’s common stock, par value $.001 per share, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Net sales	$875,373	$844,509	$2,681,586	$2,426,101
Cost of sales	604,444	580,610	1,852,603	1,664,309
Gross profit	270,929	263,899	828,983	761,792
Selling, general and administrative expense	194,833	181,835	600,136	533,550
Restructuring and other related charges	15,916	7,298	40,791	23,131
Operating income	60,180	74,766	188,056	205,111
Interest expense, net	9,885	11,328	29,153	29,106
Loss on short term investments	—	—	10,128	—
Income from continuing operations before income taxes	50,295	63,438	148,775	176,005
Provision for income taxes	12,397	13,816	11,490	46,128
Net income from continuing operations	37,898	49,622	137,285	129,877
(Loss) income from discontinued operations, net of taxes	(2,696)	2,082	(31,262)	21,790
Net income	35,202	51,704	106,023	151,667
Less: income attributable to noncontrolling interest, net of taxes	3,892	5,841	11,721	13,867
Net income attributable to Colfax Corporation	$31,310	$45,863	$94,302	$137,800
Net income (loss) per share - basic
Continuing operations	$0.29	$0.36	$1.04	$0.94
Discontinued operations	$(0.02)	$0.01	$(0.26)	$0.18
Consolidated operations	$0.27	$0.37	$0.78	$1.12
Net income (loss) per share - diluted
Continuing operations	$0.29	$0.35	$1.03	$0.94
Discontinued operations	$(0.03)	$0.02	$(0.26)	$0.17
Consolidated operations	$0.26	$0.37	$0.77	$1.11

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net income	$35,202	$51,704	$106,023	$151,667
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $(2,689), $(551), $1,880 and $(1,633)	(46,437)	89,771	(187,235)	257,682
Unrealized gain (loss) on hedging activities, net of tax of $252, $(6,249), $3,352 and $(14,872)	136	(7,755)	7,156	(22,108)
Amounts reclassified from Accumulated other comprehensive income:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $165, $722, $641 and $2,658	670	2,466	2,503	5,102
Amortization of pension and other post-retirement prior service cost, net of tax of $0, $24, $0 and $71	1	38	2	115
Other comprehensive (loss) income	(45,630)	84,520	(177,574)	240,791
Comprehensive (loss) income	(10,428)	136,224	(71,551)	392,458
Less: comprehensive (loss) income attributable to noncontrolling interest	(4,524)	5,041	(9,483)	20,085
Comprehensive (loss) income attributable to Colfax Corporation	$(5,904)	$131,183	$(62,068)	$372,373

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 28, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$285,900	$262,019
Short term investments	—	149,608
Trade receivables, less allowance for doubtful accounts of $28,805 and $31,488	953,881	970,199
Inventories, net	484,242	429,627
Other current assets	227,249	258,379
Total current assets	1,951,272	2,069,832
Property, plant and equipment, net	494,377	552,802
Goodwill	2,524,134	2,538,544
Intangible assets, net	941,246	1,017,203
Other assets	535,200	531,316
Total assets	$6,446,229	$6,709,697

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,385	$5,766
Accounts payable	563,730	587,129
Customer advances and billings in excess of costs incurred	148,635	145,853
Accrued liabilities	350,130	358,632
Total current liabilities	1,068,880	1,097,380
Long-term debt, less current portion	1,135,624	1,055,305
Other liabilities	763,403	829,748
Total liabilities	2,967,907	2,982,433
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 117,199,449 and 123,245,827 issued and outstanding	117	123
Additional paid-in capital	3,051,695	3,228,174
Retained earnings	945,944	846,490
Accumulated other comprehensive loss	(735,894)	(574,372)
Total Colfax Corporation equity	3,261,862	3,500,415
Noncontrolling interest	216,460	226,849
Total equity	3,478,322	3,727,264
Total liabilities and equity	$6,446,229	$6,709,697

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2017	123,245,827	$123	$3,228,174	$846,490	$(574,372)	$226,849	$3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	94,302	—	11,721	106,023
Distributions to noncontrolling owners	—	—	—	—	—	(906)	(906)
Other comprehensive income, net of tax of $5,873	—	—	—	—	(156,370)	(21,204)	(177,574)
Common stock repurchases	(6,449,425)	(6)	(199,994)	—	—	—	(200,000)
Common stock-based award activity	403,047	—	23,515	—	—	—	23,515
Balance at September 28, 2018	117,199,449	$117	$3,051,695	$945,944	$(735,894)	$216,460	$3,478,322

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 28, 2018	September 29, 2017

Cash flows from operating activities:
Net income	$106,023	$151,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	110,597	101,843
Stock-based compensation expense	18,867	15,633
Non-cash interest expense	3,332	3,340
Loss on short term investments	10,128	—
Deferred income tax benefit	(21,730)	(6,046)
Gain on sale of property, plant and equipment	(8,211)	(10,557)
Loss on sale of business	4,337	—
Changes in operating assets and liabilities:
Trade receivables, net	(51,722)	(96,472)
Inventories, net	(56,951)	(38,493)
Accounts payable	6,486	(3,308)
Customer advances and billings in excess of costs incurred	18,970	(18,405)
Changes in other operating assets and liabilities	(39,318)	15,489
Net cash provided by operating activities	100,808	114,691
Cash flows from investing activities:
Purchases of property, plant and equipment	(40,247)	(36,756)
Proceeds from sale of property, plant and equipment	17,758	16,106
Acquisitions, net of cash received	(83,846)	(56,931)
Sale of business, net	18,626	—
Sale of short term investments, net	139,480	—
Net cash provided by (used in) investing activities	51,771	(77,581)
Cash flows from financing activities:
Payments under term credit facility	(93,750)	(46,878)
Proceeds from borrowings on revolving credit facilities and other	911,772	594,159
Repayments of borrowings on revolving credit facilities and other	(722,573)	(911,462)
Proceeds from borrowings on senior unsecured notes	—	374,450
Proceeds from issuance of common stock, net	4,648	4,758
Common stock repurchases	(200,000)	—
Other	(1,038)	(8,851)
Net cash (used in) provided by financing activities	(100,941)	6,176
Effect of foreign exchange rates on Cash and cash equivalents	(27,757)	7,434
Increase in Cash and cash equivalents	23,881	50,720
Cash and cash equivalents, beginning of period	262,019	221,730
Cash and cash equivalents, end of period	$285,900	$272,450

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

The results of operations for the three and nine months ended September 28, 2018 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, usually our shipments peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

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

January 1, 2018
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard requires various changes to the measurement and disclosure of equity investments. For the Company, the most relevant change under ASU 2016-01 is the elimination of the available-for-sale classification for equity securities with readily determinable fair values. The adoption of the standard as of January 1, 2018 resulted in a reclassification of a $5.2 million gain, net of tax, on short term investments from Accumulated other comprehensive loss to Retained earnings on the Company’s Condensed Consolidated Financial Statements. Additionally, as a result of the adoption of this ASU, any changes in fair value of the Company’s Short term investments is included in Loss on short term investments in the Condensed Consolidated Statement of Income.

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
ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”)
The standard addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 U.S. Tax Cut and Jobs Act (“Tax Act”). SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. In its financial statements for the year ended December 31, 2017, the Company included a provisional estimate of approximately $52 million for the transition tax, payable over 8 years. Generally, the foreign earnings subject to the transition tax can be distributed without additional U.S. tax; however, if distributed, the amount could be subject to foreign taxes and U.S. state and local taxes. The Company also recorded a provisional tax benefit estimate of approximately $55 million for the re-measurement of its U.S. deferred tax assets and liabilities to a 21% effective tax rate. The Company continues to evaluate the implications of the Tax Act and have not made any adjustments to the provisional amounts recorded in the prior year. Additionally, the Company filed its 2017 U.S. income tax return in the fourth quarter of 2018. The Company does not anticipate significant provision to return adjustments related to changes in tax basis in temporary differences, tax pools, earnings and profits, or other elements of the income tax effects of the Tax Act that will be recorded in the fourth quarter of 2018 that were previously estimated in the financial statements as of December 31, 2017.
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

The Company is analyzing and updating data previously collected to evaluate the impact of adopting the ASU on its consolidated financial statements, and further assessing the related systems required to support increased reporting and disclosures requirements. The Company will adopt the package of practical expedients for all leases commenced before January 1, 2019. The adoption of the guidance will result in the recording of an operating lease asset and liability, which are estimated to be less than 3% of Total assets. The impacts on the consolidated statements of income or consolidated statements of cash flows are expected to be immaterial.
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
Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income
The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for a current tax expense related to GILTI in the year the tax is incurred.

The Tax Act subjects the Company to tax on the GILTI earned by certain of its foreign subsidiaries. The Company has included an estimate of GILTI in determining its annual effective tax rate; however, given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy.

December 31, 2018
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The ASU modifies the disclosure requirements for fair value measurements.	The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2020
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2021

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Discontinued Operations

Sale of Fluid Handling Business

The Company sold its Fluid Handling business to CIRCOR on December 11, 2017. After certain post-closing adjustments, total consideration for the sale was $860.6 million, consisting of $551.0 million of cash, 3.3 million shares of CIRCOR common stock (“CIRCOR Shares”), and assumption of $168.0 million of net retirement liabilities. All cash consideration has been collected.

During the three months ended June 29, 2018, the Company sold its CIRCOR Shares for $139.5 million, net of $5.8 million of underwriters' fees.

The key components of (Loss) income from discontinued operations for the three and nine months ended September 28, 2018 and September 29, 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands)
Net sales	$—	$114,524	$—	$343,690
Cost of Sales	—	77,379	—	224,373
Selling, general and administrative expense(1)	2,668	29,353	7,262	90,308
Divestiture-related expense, net(2)	1,013	5,675	3,371	7,275
Restructuring and other related items(3)	—	634	—	(7,628)
Operating (loss) income	(3,681)	1,483	(10,633)	29,362
Interest income(4)	—	88	—	353
Loss on disposal	—	—	(4,337)	—
(Loss) income from discontinued operations before income taxes	(3,681)	1,571	(14,970)	29,715
Income tax (benefit) expense (5)	(985)	(511)	16,292	7,925
(Loss) income from discontinued operations, net of taxes	$(2,696)	$2,082	$(31,262)	$21,790

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
(3) During the nine months ended September 29, 2017, the Company recorded a gain of approximately $12 million from the sale of a facility.
(4) Interest expense has not been allocated to the discontinued operations.
(5) Income tax expense for the nine months ended September 28, 2018 includes incremental tax expense due to changes in the estimated gain allocation by jurisdiction which were recognized during the three months ended June 29, 2018.

The Company did not have material cash flows for discontinued operations during the nine months ended September 28, 2018. Cash provided by operating activities of discontinued operations for the nine months ended September 29, 2017 was $33.9 million. Cash used in investing activities of discontinued operations was $6.0 million for the nine months ended September 29, 2017. There are no material items in the accompanying Condensed Consolidated Statements of Income that had been eliminated in consolidation prior to the disposal.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Acquisitions

During the nine months ended September 28, 2018, the Company completed two acquisitions in the Air & Gas Handling segment for net cash consideration of $35.9 million. During the same period, the Company also completed an acquisition in the Fabrication Technology segment for net cash consideration of $38.2 million. All three acquisitions are subject to certain purchase price adjustments.

On October 1, 2018, the Company acquired Gas Control Equipment Group AB (“GCE”) for cash consideration of $216.1 million, subject to purchase price adjustments. The acquisition will be integrated into the Fabrication Technology reporting segment, improving scale and customer reach in Europe, and increasing presence in specialty gas applications. For the twelve months ended September 28, 2018, GCE had revenues of approximately $120 million.

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

A majority of revenue recognized by the Company relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon shipment of the product in these circumstances, revenue is generally recognized at that point in time. For service contracts, the Company recognizes revenue ratably over the period of performance as the customer simultaneously receives and consumes the benefits of the services provided.

The following tables disaggregate the Company’s revenue by segment and timing of transfer:

	Three Months Ended
	September 28, 2018		September 29, 2017
	Fabrication Technology	Air and Gas Handling	Fabrication Technology	Air and Gas Handling
	(in thousands)
Point in time	$524,023	$100,019	$479,947	$155,530
Over time	—	251,331	2,252	206,780
Total	$524,023	$351,350	$482,199	$362,310

	Nine Months Ended
	September 28, 2018		September 29, 2017
	Fabrication Technology	Air and Gas Handling	Fabrication Technology	Air and Gas Handling
	(in thousands)
Point in time	$1,617,893	$415,180	$1,432,605	$492,213
Over time	260	648,253	4,452	496,831
Total	$1,618,153	$1,063,433	$1,437,057	$989,044

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

As of September 28, 2018, the Air and Gas Handling business had $835.6 million of remaining performance obligations, which is also referred to as total backlog. Of that total backlog, the Company expects to recognize approximately 43% as revenue in 2018 and an additional 57% thereafter.

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

Any recognized revenues in excess of customer billings are recorded as a component of Trade receivables. Billings to customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. For long-term contracts, amounts are billed as work progresses, based on the specified timeline included in the contractual terms. Each contract is evaluated individually to determine the net asset or net liability position. As of September 28, 2018 and December 31, 2017, there were $185.2 million and $203.9 million, respectively, of revenues in excess of billings and $77.2 million and $94.2 million, respectively, of billings in excess of revenues on long-term contracts in the Condensed Consolidated Balance Sheets. For contracts recognized at a point in time, revenue recognition and billing typically occur simultaneously.

The Company’s Fabrication Technology business formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. As a result, of the total amount of remaining unsatisfied performance obligations, the majority relate to ship and bill arrangements. Given the nature of this business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of September 28, 2018 is immaterial.

In some circumstances for both over time and point in time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2017 and 2016, total contract liabilities were $133.3 million and $137.6 million, respectively. During the three and nine months ended September 28, 2018, revenue recognized that was included in the contract liability balance at the beginning of the year was $5.9 million and $103.8 million, respectively. Of this total 16.1% and 67.5%, respectively, was related to long-term contracts which have met the criteria for over time recognition. During the three and nine months ended September 29, 2017, revenue recognized that was included in the contract liability balance at the beginning of the year was $9.0 million and $106.7 million, respectively. Of this total 49.2% and 71.2%, respectively, was related to long-term contracts which have met the criteria for over time recognition. As of September 28, 2018 and September 29, 2017, total contract liabilities were $143.7 million and $121.9 million, respectively.

The period of benefit for the Company’s incremental costs of obtaining a contract would generally have less than a one-year duration; therefore, the Company applies the practical expedient available and expenses costs to obtain a contract when incurred.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands, except share data)
Computation of Net income per share from continuing operations:
Net income from continuing operations attributable to Colfax Corporation (1)	$34,006	$43,781	$125,564	$116,010
Weighted-average shares of Common stock outstanding - basic	117,709,725	123,260,978	121,283,339	123,187,447
Net income per share from continuing operations - basic	$0.29	$0.36	$1.04	$0.94
Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Colfax Corporation (1)	$34,006	$43,781	$125,564	$116,010
Weighted-average shares of Common stock outstanding - basic	117,709,725	123,260,978	121,283,339	123,187,447
Net effect of potentially dilutive securities - stock options and restricted stock units	747,211	819,826	518,179	760,315
Weighted-average shares of Common stock outstanding - diluted	118,456,936	124,080,804	121,801,518	123,947,762
Net income per share from continuing operations - diluted	$0.29	$0.35	$1.03	$0.94

(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended September 28, 2018 and September 29, 2017 excludes 3.5 million and 2.8 million of outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

7. Income Taxes

During the three and nine months ended September 28, 2018, Income from continuing operations before income taxes was $50.3 million and $148.8 million, respectively, while the income tax expense was $12.4 million and $11.5 million, respectively. The effective tax rates were 24.6% and 7.7% for the three and nine months ended September 28, 2018, respectively. The effective tax rate for the three months ended September 28, 2018 differed from the 2018 U.S. federal statutory rate of 21% mainly due to international taxes which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018, and U.S. tax on certain foreign earnings including GILTI, offset in part by net discrete tax benefits of $6.8 million, primarily attributed to the expected realization of certain U.S. tax credits. The effective tax rate for the nine months ended September 28, 2018 differed from the 2018 U.S. federal statutory rate of 21% mainly due to net discrete tax benefits of $33.7 million, including the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals, and the expected realization of certain U.S. tax credits, offset in part by international taxes, which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018, and U.S. tax on certain foreign earnings including GILTI.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

During the nine months ended September 28, 2018, the Company repurchased 6,449,425 shares of the Company’s Common stock in open market transactions for $200.0 million. As of September 28, 2018, the remaining stock repurchase authorization provided by the Company’s Board of Directors was $100.0 million.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 28, 2018 and September 29, 2017. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2018	$(84,338)	$(525,324)	$30,138	$(579,524)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	835	(173,041)	(466)	(172,672)
Gain on long-term intra-entity foreign currency transactions	—	6,777	—	6,777
Gain on net investment hedges	—	—	9,210	9,210
Unrealized loss on cash flow hedges	—	—	(2,191)	(2,191)
Other comprehensive income (loss) before reclassifications	835	(166,264)	6,553	(158,876)
Amounts reclassified from Accumulated other comprehensive loss (1)	2,506	—	—	2,506
Net Other comprehensive income (loss)	3,341	(166,264)	6,553	(156,370)
Balance at September 28, 2018	$(80,997)	$(691,588)	$36,691	$(735,894)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2017	$(181,189)	$(860,789)	$53,633	$(988,345)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(5,414)	284,681	117	279,384
Gain on long-term intra-entity foreign currency transactions	—	(27,855)	—	(27,855)
Loss on net investment hedges	—	—	(27,737)	(27,737)
Unrealized gain on cash flow hedges	—	—	5,551	5,551
Other comprehensive (loss) income before reclassifications	(5,414)	256,826	(22,069)	229,343
Amounts reclassified from Accumulated other comprehensive loss (1)	5,230	—	—	5,230
Net Other comprehensive (loss) income	(184)	256,826	(22,069)	234,573
Balance at September 29, 2017	$(181,373)	$(603,963)	$31,564	$(753,772)

(1) Included in the computation of net periodic benefit cost. See Note 12, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

9. Inventories, Net

Inventories, net consisted of the following:

	September 28, 2018	December 31, 2017
	(In thousands)
Raw materials	$147,408	$141,827
Work in process	102,447	74,704
Finished goods	278,024	254,479
	527,879	471,010
Less: customer progress payments	—	(2,308)
Less: allowance for excess, slow-moving and obsolete inventory	(43,637)	(39,075)
Inventories, net	$484,242	$429,627

10. Debt

Long-term debt consisted of the following:

	September 28, 2018	December 31, 2017
	(In thousands)
Senior unsecured notes	$401,661	$414,862
Term loans	522,963	615,095
Revolving credit facilities and other	217,385	31,114
Total debt	1,142,009	1,061,071
Less: current portion	(6,385)	(5,766)
Long-term debt	$1,135,624	$1,055,305

The Company is party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of September 28, 2018, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.73%, excluding accretion of original issue discount and deferred financing fees, and there was $1.2 billion available on the revolving credit facility.

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

As of September 28, 2018, the Company had an original issue discount of $2.0 million and deferred financing fees of $7.5 million included in its Condensed Consolidated Balance Sheet, which will be accreted to Interest expense, primarily using the effective interest method, over the life of the applicable debt agreements.

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $273.9 million. As of September 28, 2018, outstanding borrowings under these facilities were $90.0 million, and had a weighted average borrowing rate of 3.23%.

The Company is also party to letter of credit facilities with total capacity of $752.6 million. Total letters of credit of $375.8 million were outstanding as of September 28, 2018.

As of September 28, 2018, the Company is in compliance with the covenants under the DB Credit Agreement.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 28, 2018	December 31, 2017
	(In thousands)
Accrued payroll	$105,202	$98,132
Accrued taxes	36,640	53,939
Accrued asbestos-related liability	54,580	50,311
Warranty liability - current portion	37,297	32,428
Accrued restructuring liability - current portion	12,962	12,509
Accrued third-party commissions	16,520	14,014
Other	86,929	97,299
Accrued liabilities	$350,130	$358,632

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Nine Months Ended
	September 28, 2018	September 29, 2017
	(In thousands)
Warranty liability, beginning of period	$34,177	$30,222
Accrued warranty expense	17,114	12,845
Changes in estimates related to pre-existing warranties	1,727	850
Cost of warranty service work performed	(17,565)	(17,634)
Acquisitions	4,933	13
Foreign exchange translation effect	(1,624)	1,616
Warranty liability, end of period	$38,762	$27,912

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 28, 2018
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$12,038	$18,708	$(20,488)	$(151)	$10,107
Facility closure costs(2)	(217)	2,749	(2,271)	(261)	—
	11,821	21,457	(22,759)	(412)	10,107
Non-cash charges(2)		(309)
		21,148
Fabrication Technology:
Termination benefits(1)	660	8,655	(6,485)	(18)	2,812
Facility closure costs(2)	42	5,236	(5,236)	1	43
	702	13,891	(11,721)	(17)	2,855
Non-cash charges(2)		5,734
		19,625
Corporate and Other:
Facility closure costs(2)	84	18	(102)	—	—
	84	18	(102)	—	—
Total	$12,607	$35,366	$(34,582)	$(429)	$12,962
Non-cash charges(2)		5,425
		$40,791

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities.
(3) As of September 28, 2018, $13.0 million of the Company’s restructuring liability was included in Accrued liabilities.

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

The following table sets forth the components of total net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands)
Pension Benefits - U.S. Plans:
Service cost	$20	$46	$101	$139
Interest cost	1,155	3,892	4,776	11,637
Expected return on plan assets	(2,969)	(5,340)	(8,247)	(16,019)
Amortization	606	1,623	2,434	4,860
Net periodic benefit cost	$(1,188)	$221	$(936)	$617

Pension Benefits - Non-U.S. Plans:
Service cost	$643	$409	$1,889	$2,407
Interest cost	4,529	6,358	14,079	19,537
Expected return on plan assets	(5,278)	(6,994)	(16,397)	(20,404)
Amortization	250	1,728	776	3,401
Net periodic benefit cost	$144	$1,501	$347	$4,941

Other Post-Retirement Benefits:
Service cost	$6	$10	$19	$31
Interest cost	124	243	370	728
Amortization	(22)	(101)	(66)	(301)
Net periodic benefit cost	$108	$152	$323	$458

During the three and nine months ended September 29, 2017, net periodic benefit cost of $2.0 million and $4.3 million, respectively, are included in (Loss) income from discontinued operations, net of taxes.

13. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $1.1 billion estimated fair value of the Company’s debt as of September 28, 2018 and December 31, 2017, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	September 28, 2018
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$29,760	$—	$—	$29,760
Foreign currency contracts related to sales - designated as hedges	—	357	—	357
Foreign currency contracts related to sales - not designated as hedges	—	564	—	564
Foreign currency contracts related to purchases - designated as hedges	—	735	—	735
Foreign currency contracts related to purchases - not designated as hedges	—	405	—	405
Deferred compensation plans	—	8,039	—	8,039
	$29,760	$10,100	$—	$39,860

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$2,145	$—	$2,145
Foreign currency contracts related to sales - not designated as hedges	—	65	—	65
Foreign currency contracts related to purchases - designated as hedges	—	172	—	172
Foreign currency contracts related to purchases - not designated as hedges	—	1,467	—	1,467
Deferred compensation plans	—	8,039	—	8,039
	$—	$11,888	$—	$11,888

	December 31, 2017
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,083	$—	$—	$24,083
Short term investments	—	149,608	—	149,608
Foreign currency contracts related to sales - designated as hedges	—	3,287	—	3,287
Foreign currency contracts related to sales - not designated as hedges	—	43	—	43
Foreign currency contracts related to purchases - designated as hedges	—	493	—	493
Foreign currency contracts related to purchases - not designated as hedges	—	1,038	—	1,038
Deferred compensation plans	—	6,374	—	6,374
	$24,083	$160,843	$—	$184,926

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,257	$—	$1,257
Foreign currency contracts related to sales - not designated as hedges	—	740	—	740
Foreign currency contracts related to purchases - designated as hedges	—	1,332	—	1,332
Foreign currency contracts related to purchases - not designated as hedges	—	449	—	449
Deferred compensation plans	—	6,374	—	6,374
	$—	$10,152	$—	$10,152

There were no transfers in or out of Level One, Two or Three during the nine months ended September 28, 2018.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of September 28, 2018 and December 31, 2017, the Company had foreign currency contracts with the following notional values:

	September 28, 2018	December 31, 2017
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$37,782	$37,143
Foreign currency contracts sold - designated as hedges	122,612	174,194
Foreign currency contracts purchased - not designated as hedges	115,311	103,975
Foreign currency contracts purchased - designated as hedges	45,293	59,055
Total foreign currency derivatives	$320,998	$374,367

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	$2	$798	$1,286	$3,515
Realized gain (loss)	42	323	(4,350)	1,950
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized (loss) gain	(195)	306	(465)	945
Realized (loss) gain	(365)	(1,022)	1,428	(2,036)
Unrealized gain (loss) on net investment hedges(1)	671	(8,308)	9,210	(27,737)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(476)	(289)	1,173	(29)
Realized (loss) gain	(596)	(737)	(49)	853
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	174	(104)	(1,631)	500
Realized gain	397	498	73	243

(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

14. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 16, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2017 Form 10-K. Because the Company did not retain an interest in the ongoing operations of the divested Fluid Handling business, the retained asbestos-related activity has been classified in its Condensed Consolidated Statements of Operations as a component of (Loss) income from discontinued operations, net of taxes.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asbestos Contingencies

Claims activity since December 31 related to asbestos claims is as follows:

	Nine Months Ended
	September 28, 2018	September 29, 2017
	(Number of claims)
Claims unresolved, beginning of period	17,737	20,567
Claims filed(1)	2,982	3,450
Claims resolved(2)	(4,450)	(6,414)
Claims unresolved, end of period	16,269	17,603

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	September 28, 2018	December 31, 2017
	(In thousands)
Long-term asbestos insurance asset(1)	$269,268	$284,454
Long-term asbestos insurance receivable(1)	77,837	73,489
Accrued asbestos liability(2)	54,580	50,311
Long-term asbestos liability(3)	288,689	310,326

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

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands)
Net sales:
Air and Gas Handling	$351,350	$362,310	$1,063,433	$989,044
Fabrication Technology	524,023	482,199	1,618,153	1,437,057
	$875,373	$844,509	$2,681,586	$2,426,101
Segment operating income(1):
Air and Gas Handling	$34,380	$40,234	$84,435	$97,570
Fabrication Technology	55,635	56,232	190,865	172,696
Corporate and other	(13,919)	(14,402)	(46,453)	(42,024)
	$76,096	$82,064	$228,847	$228,242

(1) The following is a reconciliation of Income from continuing operations before income taxes to segment operating income:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands)
Income from continuing operations before income taxes	$50,295	$63,438	$148,775	$176,005
Loss on short term investments	—	—	10,128	—
Interest expense, net	9,885	11,328	29,153	29,106
Restructuring and other related charges	15,916	7,298	40,791	23,131
Segment operating income	$76,096	$82,064	$228,847	$228,242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2018 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2018.

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

We sold our Fluid Handling business to CIRCOR International (“CIRCOR”), Inc., a Delaware corporation on December 11, 2017. Total consideration for the sale was $860.6 million, consisting of $551.0 million of cash, 3.3 million shares of CIRCOR common stock (“CIRCOR Shares”), and assumption of $168.0 million of net retirement liabilities. All cash consideration has been collected. During the second quarter of 2018, we sold the CIRCOR Shares for net cash proceeds of $139.5 million. See Note 3, “Discontinued Operations” for further information.

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

During the third quarter of 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations into Brazilian real, the functional currency of its direct parent. Gains and losses from the re-measurement are reflected in current earnings. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates. As of and for the nine months ended September 28, 2018, the Argentina operation represented less than 1% of the Company’s Total assets and Net sales. The devaluation of the peso resulted in a loss of $1.2 million recognized in the Fabrication Technology segment operating income during the third quarter of 2018.

Integral to our operations is Colfax Business System (CBS). CBS is our business management system, including a comprehensive set of tools, and is a repeatable, teachable processes that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of CBS is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income, which represents Operating income before Restructuring and other related charges.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the third quarter and nine months ended September 28, 2018 to the comparable 2017 periods is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the Air and Gas Handling segment, where this information is relevant. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. During the nine months ended September 28, 2018, the Company completed three acquisitions: one in our Fabrication Technology segment and two in our Air & Gas Handling segment. During the nine months ended September 29, 2017, we completed three acquisitions: two in our Fabrication Technology segment and one in our Air and Gas Handling segment.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 79% and 80% for the third quarter and nine months ended September 28, 2018, respectively, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. Changes in foreign exchange during the third quarter of 2018 decreased Net sales and Income from continuing operations before income taxes by approximately 4% when compared with the third quarter of 2017. Changes in foreign exchange during the nine months ended September 28, 2018 increased Net sales and Income from continuing operations before income taxes by approximately 1% when compared with the same period in 2017. The changes in foreign exchange rates since December 31, 2017 decreased net assets by approximately 5% as of the nine months ended September 28, 2018.

Seasonality

As our air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, usually our shipments peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December vacation seasons. General economic conditions may, however, impact future seasonal variations.

Total Company

Sales, Orders and Backlog

Net sales for the third quarter and nine months ended September 28, 2018 increased as compared with the third quarter and nine months ended September 29, 2017. The following table presents the components of changes in our consolidated Net sales and, for our Air and Gas Handling segment, orders and order backlog:

			Air and Gas Handling
	Net Sales		Orders(1)
	$	%	$	%
	(Dollars in millions)
For the three months ended September 29, 2017	$844.5		$262.6
Components of Change:
Existing Businesses(2)	4.8	0.6%	41.0	15.6%
Acquisitions(3)	61.4	7.3%	40.5	15.4%
Foreign Currency Translation(4)	(35.3)	(4.2)%	(6.2)	(2.3)%
	30.9	3.7%	75.3	28.7%
For the three months ended September 28, 2018	$875.4		$337.9

			Air and Gas Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(Dollars in millions)
As of and for the nine months ended September 29, 2017	$2,426.1		$938.0		$782.8
Components of Change:
Existing Businesses(2)	34.7	1.4%	(78.9)	(8.4)%	(30.5)	(3.9)%
Acquisitions(3)	200.3	8.3%	130.7	13.9%	108.4	13.8%
Foreign Currency Translation(4)	20.5	0.8%	34.8	3.7%	(25.1)	(3.2)%
	255.5	10.5%	86.6	9.2%	52.8	6.7%
As of and for the nine months ended September 28, 2018	$2,681.6		$1,024.6		$835.6

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

The increase in Net sales during the third quarter of 2018 compared to the third quarter of 2017 is primarily attributed to Net sales from acquisitions. Net sales from acquisitions in our Air and Gas Handling segment and Fabrication Technology segment were $43.1 million and $18.3 million, respectively. Net sales from existing businesses increased $48.6 million in our Fabrication Technology segment and decreased $43.8 million in our Air and Gas Handling segment. Fluctuation of foreign currency translation rates had a negative impact of $35.3 million during the quarter. Orders from existing businesses during the third quarter of 2018 as compared to the third quarter of 2017 increased by $41.0 million. The increase in orders is primarily attributable to increased orders in the general industrial, mining and oil and gas end markets, partially offset by a decline in the power generation end market.

The increase in Net sales during the nine months ended September 28, 2018 compared to nine months ended September 29, 2017 is also mainly driven by acquisitions. Acquisitions contributed $132.1 million of sales to our Air and Gas Handling segment and $68.2 million to our Fabrication Technology segment. Net sales from existing businesses increased $118.5 million in our Fabrication Technology segment and decreased by $83.8 million in our Air and Gas Handling segment. Orders from existing businesses during the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017 decreased by $78.9 million. The decrease is primarily attributable to a decline in the power generation end market, and a $20 million cancellation during the second quarter of 2018 as a result of the wind-down of business activities by our non-U.S. subsidiaries due to newly-implemented restrictions implemented by the U.S. government.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(Dollars in millions)
Gross profit	$270.9	$263.9	$829.0	$761.8
Gross profit margin	30.9%	31.2%	30.9%	31.4%
Selling, general and administrative expense	$194.8	$181.8	$600.1	$533.6
Restructuring and other related charges	15.9	7.3	40.8	23.1
Operating income	60.2	74.8	$188.1	$205.1
Operating income margin	6.9%	8.9%	7.0%	8.5%
Loss on short term investments	$—	$—	$10.1	$—
Interest expense, net	9.9	11.3	$29.2	$29.1
Provision for income taxes	12.4	13.8	11.5	46.1

Third Quarter of 2018 Compared to Third Quarter of 2017

The $7.0 million increase in Gross profit during the third quarter of 2018 in comparison to the third quarter of 2017 was attributable to increases of $3.4 million in our Fabrication Technology segment and $3.6 million in our Air and Gas Handling segment. Acquisition-related growth in both segments contributed $21.1 million of gross profit in the third quarter of 2018 and previously executed restructuring initiatives added $6.7 million when compared to the third quarter of 2017. These improvements were partially offset by negative foreign currency exchange translation of $10.3 million and lower sales volume in the Air and Gas Handling segment, and higher material and inflation costs within the Fabrication Technology segment. Gross profit margin remained relatively consistent during the third quarter of 2018 compared to the third quarter of 2017.

The $13.0 million increase in Selling, general and administrative expense in the third quarter of 2018 as compared to the third quarter of 2017 was mainly due to acquisition-related growth of $15.0 million. Restructuring and other related items increased during the third quarter of 2018 as compared to the third quarter of 2017, driven by the expanding scope of our cost reduction programs.

Interest expense, net for the third quarter of 2018 decreased by $1.4 million compared to the third quarter of 2017, primarily attributable to changes in foreign currency translation rates and a lower term loan principal balance.

The effective tax rate for continuing operations during the third quarter of 2018 was 24.6%, which was higher than the 2018 U.S. federal statutory tax rate of 21% mainly due to international taxes which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018 and U.S. tax on certain foreign earnings including GILTI, offset in part by net discrete tax benefits of $6.8 million including the expected realization of certain U.S. tax credits. The effective tax rate for the third quarter of 2017 was 21.8%, which was lower than the 2017 U.S. federal statutory tax rate of 35% primarily due to foreign earnings, where international tax rates were lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2017.

Nine Months Ended September 28, 2018 Compared to Nine Months Ended September 29, 2017

The $67.2 million increase in Gross profit for the nine months ended September 28, 2018 in comparison to the nine months ended September 29, 2017 included $46.7 million of growth in our Fabrication Technology segment and $20.5 million of growth in our Air and Gas Handling segment. Acquisitions contributed $60.5 million of gross profit during the nine months ended September

28, 2018 and foreign exchange translation constituted $7.7 million of the increase. Restructuring initiatives contributed approximately $11.3 million to Gross profit during the nine months ended September 28, 2018. The positive impact of acquisitions and restructuring benefits was partially offset by lower sales volume in the Air and Gas Handling segment and higher material costs and inflation in our Fabrication Technology segment, leading to a lower gross profit margin for the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017.

The $66.5 million increase in Selling, general and administrative expense in the nine months ended September 28, 2018 as compared to the nine months ended September 29, 2017 includes $47.9 million of acquisition-related growth and a $6.5 million foreign currency translation impact. Restructuring and other related items increased during the nine months ended September 28, 2018 as compared to the Nine months ended September 29, 2017, driven by the expanding scope of our cost reduction programs.

Interest expense for the nine months ended September 28, 2018 was consistent with the nine months ended September 29, 2017.

The loss on short term investments of $10.1 million during the nine months ended September 28, 2018 was due to the change in fair value and subsequent sale of the CIRCOR Shares received in connection with the Fluid Handling business sale.

The effective tax rate for continuing operations during the nine months ended September 28, 2018 was 7.7%, which is lower than the U.S. federal statutory tax rate primarily due to net discrete tax benefits of $33.7 million including the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals, and the expected realization of certain U.S. tax credits offset in part by international taxes which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018 and U.S. tax on certain foreign earnings including GILTI.

The effective tax rate during the nine months ended September 29, 2017 was 26.2%, which was lower than the U.S. federal statutory tax rate primarily due to foreign earnings, where international tax rates were lower than the U.S. tax rate, offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2017.

Business Segments

As discussed further above, we report results in two reportable segments: Air and Gas Handling and Fabrication Technology.

Air and Gas Handling

We design, manufacture, install and maintain air and gas handling products for use in a wide range of markets, including power generation, oil, gas and petrochemical, mining, wastewater, and general industrial and other. Our air and gas handling products are principally marketed under the Howden brand name. Howden’s primary products are heavy-duty fans, rotary heat exchangers, blowers, and compressors. The fans and heat exchangers are used primarily in steel sintering plants and other industrial applications that require movement of large volumes of air, often in harsh applications, underground mines, and coal-fired power stations, both in combustion and emissions control applications. Howden’s compressors and blowers are used in oil and gas, petrochemical, wastewater and other industrial end markets.

The following table summarizes selected financial data for our Air and Gas Handling segment:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(Dollars in millions)
Net sales	$351.4	$362.3	$1,063.4	$989.0
Gross profit	99.7	96.0	281.2	260.7
Gross profit margin	28.4%	26.5%	26.4%	26.4%
Selling, general and administrative expense	$65.3	$55.8	$196.8	$163.1
Segment operating income	34.4	40.2	84.4	97.6
Segment operating income margin	9.8%	11.1%	7.9%	9.9%
Items not included in segment results:
Restructuring and other related items	$9.3	$4.1	$21.1	$9.3

Net sales from existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, decreased by $43.8 million during the third quarter of 2018 in comparison to the third quarter of 2017, primarily due to the decline in power generation and oil and gas end markets, partially offset by an increase in general industrial end market. Acquisitions contributed $43.1 million to Net sales in the third quarter of 2018, while foreign currency translation reduced Net sales by $10.2 million during that same period. Gross profit increased in the third quarter of 2018 as compared to the third quarter of 2017, primarily as a result of $15.3 million of acquisition-related growth and approximately $5 million of savings from previously executed restructuring initiatives, partially offset by lower sales volumes. Gross profit margin improved in the third quarter of 2018 as compared to the third quarter of 2017 reflecting positive impacts of acquisitions and, to a lesser extent, savings from previously executed restructuring initiatives and favorable change in mix of sales from less-profitable to more-profitable projects. Selling, general and administrative expense increased in the third quarter of 2018 compared to the third quarter of 2017 due to $11.4 million acquisition-related growth, partially offset by $1.1 million of foreign exchange translation effects. The lower existing business sales volume, partially offset by acquisition growth and restructuring benefits, was the primary driver for the reduction of Segment operating income margin. Restructuring and other related items increased during the third quarter of 2018 as compared to the third quarter of 2017, due to the expanding scope of our cost reduction programs.

For the nine months ended September 28, 2018, Net sales from existing businesses decreased by $83.8 million in comparison to the nine months ended September 29, 2017. This decrease was primarily due to declines in power generation end market, partially offset by an increase in general industrial end market. Acquisition-related growth contributed an increase of $132.1 million, and changes in foreign currency translation rates had a positive impact of $26.1 million. Gross profit increased during the nine months ended September 28, 2018 as compared to the nine months ended September 29, 2017, reflecting acquisition-related growth of $42.5 million and a positive foreign currency translation impact of $7.1 million, offset by lower sales volume. Overall gross profit margin for the nine months ended September 28, 2018 was consistent with the nine months ended September 29, 2017. Selling, general and administrative expense for the nine months ended September 28, 2018 increased mainly due to acquisition-related growth of $36.2 million and foreign currency translation impact of $6.2 million, partially offset by a $7.1 million gain on sale of facility recognized in the first quarter of 2018. The lower sales volume, partially offset by acquisition growth, and restructuring benefits were the primary drivers for the reduction of Segment operating income margin. Restructuring and other related items increased during the nine months ended September 28, 2018, as a result of expanded cost reduction programs.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys. Our fabrication technology products are marketed under several brand names, most notably ESAB, which we believe is well known in the global cutting and welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, pipelines, mobile/off-highway equipment, oil, gas, and mining.

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(Dollars in millions)
Net sales	$524.0	$482.2	$1,618.2	$1,437.1
Gross profit	171.3	167.9	547.8	501.1
Gross profit margin	32.7%	34.8%	33.9%	34.9%
Selling, general and administrative expense	$115.6	$111.6	$356.9	$328.4
Segment operating income	55.6	56.2	190.9	172.7
Segment operating income margin	10.6%	11.7%	11.8%	12.0%
Items not included in segment results:
Restructuring and other related items	$6.7	$3.2	$19.6	$13.8

Net sales increased $41.8 million in the third quarter of 2018 compared to the third quarter of 2017. This growth included $48.6 million from existing businesses across all regions, $18.3 million of acquisition-related growth and a negative foreign currency translation impact of $25.1 million. The growth rate from existing businesses included 5.5% from increased customer prices to address higher material and inflation costs, and 4.6% from higher volumes. Gross profit increased in the third quarter of 2018 as compared to the third quarter of 2017 mainly due to increased sales volume and acquisition-related growth. Higher customer pricing was more than offset by higher material costs and other inflation in the quarter, which reduced gross profit margins as compared to the same period in 2017. Gross profit margin decreased as compared to the same period 2017, due mainly to the dilutive effect of price increases to customers to address inflation and currency impacts. Selling, general and administrative expense increased in the third quarter of 2018 compared to the third quarter of 2017, mainly due to $3.6 million of acquisition-related growth. Higher material costs and inflation were the primary drivers for the reduction of Segment operating income margin. During the third quarter of 2018, the devaluation of the Argentine peso resulted in a loss of $1.2 million, recognized in Cost of sales and Selling, general and administrative expense. Restructuring and other related items increased during the third quarter of 2018 in comparison to the third quarter of 2017, as a result of expanded cost reduction programs.

Net sales from existing business increased $118.5 million during the nine months ended September 28, 2018 in comparison to the nine months ended September 29, 2017 with continued growth in most markets. Acquisition-related growth provided $68.2 million of incremental sales during the nine months ended September 28, 2018. The growth rate from existing businesses included 4.4% from increased customer prices to address higher material and inflation costs, and 3.8% from higher volumes. Gross profit increased during the nine months ended September 28, 2018, driven by acquisition-related growth of $18.0 million and increased sales volumes. Gross margin decreased 100 basis points due to the dilutive effect of higher material costs and inflation being largely addressed by price increases to customers. Selling, general and administrative expense increased during the nine months ended September 28, 2018 as compared to the nine months ended September 29, 2017, primarily driven by an $11.7 million acquisition-related increase and higher costs to support growth initiatives. Higher material costs and inflation partially offset by price increases were the primary drivers for the reduction of Segment operating income margin. Restructuring and other related items increased during the nine months ended September 28, 2018 in comparison to the nine months ended September 29, 2017, as a result of expanded cost reduction programs.

Liquidity and Capital Resources

Overview

We have financed our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring, and asbestos-related cash outflows and funding of our pension plans. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

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

During the nine months ended September 28, 2018, we repurchased 6,449,425 shares of our Common stock in open market transactions. As of September 28, 2018, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million.

Borrowing Arrangements

We are party to a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). As of September 28, 2018, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.73%, excluding accretion of original issue discount and deferred financing fees, and there was $1.2 billion available on the revolving credit facility.

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

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $273.9 million. As of September 28, 2018, outstanding borrowings under these facilities total $90.0 million, with a weighted average borrowing rate of 3.23%.

We are also party to letter of credit facilities with total capacity of $752.6 million. Total letters of credit of $375.8 million were outstanding as of September 28, 2018.

Certain of our U.S. subsidiaries have agreed to guarantee the obligations of the Company under the DB Credit Agreement. The DB Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets or make certain investments. In addition, the DB Credit Agreement contains financial covenants requiring the Company to maintain a total leverage ratio, as defined therein, of not more than 3.5 to 1.0 (not more than 4.0 to 1.0 in the case of certain acquisitions) and minimum interest coverage ratio, as defined therein, of 3.0 to 1.0, measured at the end of each quarter. The DB Credit Agreement contains various events of default (including failure to comply with the covenants under the DB Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. The Company is in compliance with all such covenants as of September 28, 2018. We believe that our sources of liquidity, including the DB Credit Agreement, are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 28, 2018, we had $285.9 million of Cash and cash equivalents, an increase of $23.9 million from $262.0 million as of December 31, 2017. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 28, 2018	September 29, 2017
	(In millions)
Net cash provided by operating activities	$100.8	$114.7
Purchases of property, plant and equipment, net	(40.2)	(36.8)
Proceeds from sale of property, plant and equipment	17.8	16.1
Acquisitions, net of cash received	(83.8)	(56.9)
Sale of business, net	18.6	—
Sale of short term investment	139.5	—
Net cash provided by (used in) investing activities	51.8	(77.6)
Proceeds from borrowings, net	95.4	10.3
Repurchases of common stock	(200.0)	—
Other	3.6	(4.1)
Net cash (used in) provided by financing activities	(101.0)	6.2
Effect of foreign exchange rates on Cash and cash equivalents	(27.8)	7.4
Increase in Cash and cash equivalents	$23.9	$50.7

We did not have material cash flows for discontinued operations during the nine months ended September 28, 2018. During the nine months ended September 29, 2017, net cash provided by operating activities of discontinued operations, which is included in the net cash provided by operating activities above, was $33.9 million. Cash used in investing activities of discontinued operations, which is included in the net cash used in investing activities, was $6.0 million for the nine months ended September 29, 2017.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the nine months ended September 28, 2018, we had net cash outflows of $13.7 million. During the nine months ended September 29, 2017, we had net cash inflows of $4.4 million. Net cash inflows for the nine months ended September 29, 2017 includes $30.5 million of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For the nine months ended September 28, 2018 and nine months ended September 29, 2017, cash contributions for defined benefit plans were $30.6 million and $22.7 million, respectively.

•
During the nine months ended September 28, 2018 and nine months ended September 29, 2017, net cash payments of $34.6 million and $19.4 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the nine months ended September 28, 2018, net working capital consumed cash of $83.2 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory, partially offset by an increase in payables, all of which resulted from an increase in Net sales. During the nine months ended September 29, 2017, net working capital consumed cash of $156.7 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventories, reflecting current year sales growth and lower customer advance payments and progress billings on projects.

•	Working capital for the nine months ended September 28, 2018 and nine months ended September 29, 2017 reflect normal seasonal changes.

Cash flows provided by investing activities during the nine months ended September 28, 2018 reflect proceeds from the sale of CIRCOR common stock and proceeds from the divestiture of the Fluid Handling business. See Note 3, “Discontinued Operations” for further information. Cash flows used in investing activities during the nine months ended September 28, 2018 included an acquisition in our Fabrication Technology segment during the first quarter and two acquisitions in our Air and Gas Handling segment during the third quarter. During the nine months ended September 29, 2017, cash flows used in investing activities included two acquisitions in our Fabrication Technology segment and one acquisition in our Air and Gas Handling segment.

Cash flows used in financing activities for the nine months ended September 28, 2018 were impacted by the repurchase of 6.4 million shares of our Common stock for $200.0 million. Cash flows provided by financing activities during the nine months ended September 29, 2017 reflect net borrowings inclusive of fees incurred in the issuance of the Euro Notes during the third quarter of 2017.

Our Cash and cash equivalents as of September 28, 2018 include $281.7 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If, however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes, other local statutory restrictions and minority partner distributions.

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
A majority of the revenue we recognize relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon shipment of the product in these circumstances, revenue is generally recognized at that point in time. For service contracts, we recognize revenue ratably over the period of performance as the customer simultaneously receives and consumes the benefits of the services provided.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of September 28, 2018, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1.00% during the third quarter and nine months ended September 28, 2018 would have increased Interest expense by $2.8 million and $7.5 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the third quarter and nine months ended September 28, 2018, approximately 79% and 80%, respectively, of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the DB Credit Agreement and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of September 28, 2018 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $345 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of September 28, 2018, our open commodity futures contracts were not material.

See Note 13, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 28, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
06/30/18 - 07/27/18	1,844,451	$30.41		1,844,451	$99,997,744
7/28/18 - 8/24/18	—	—		—	99,997,744
8/25/18 - 9/28/18	—	—		—	99,997,744
Total	1,844,451	$30.41	(1)	1,844,451	$99,997,744	(2)

(1) Represents the weighted-average price paid per share during the three months ended September 28, 2018.
(2) Represents the repurchase program limit authorized by the Board of Directors of $300 million less the value of purchases made during the nine months ended September 28, 2018.

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

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	October 25, 2018

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer and Treasurer	October 25, 2018
(Principal Financial and Accounting Officer)