Form 10-K
period 2018-12-31
Colfax CORP
filed 2019-02-21
CIK 1420800

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐    Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on June 28, 2018 was $2.907 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 13, 2019, the number of shares of the Registrant’s common stock outstanding was 117,342,942.
EXHIBIT INDEX APPEARS ON PAGE

125

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2019 Proxy Statement specifically incorporated herein by reference, the 2019 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities, including the effects of the U.S. Tax Cuts and Jobs Act;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	the possibility that regulatory and other approvals and conditions to the DJO acquisition are not received or satisfied on a timely basis or at all;

•	changes in the anticipated timing for closing of the DJO acquisition;

•	difficulties and delays in integrating the DJO acquisition or fully realizing projected cost savings and benefits of the DJO acquisition;

•	risks about the strategic options undertaken for our Air and Gas Handling segment and risks as to the timing and considerations for such strategic options; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of this Form 10-K.

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

PART I

Item 1. Business

General

Colfax Corporation (the “Company”, “Colfax”, “we” or “us”) is a leading diversified technology company that provides air and gas handling and fabrication technology products and services to customers around the world principally under the Howden and ESAB brands. The Company has been built through a series of acquisitions, as well as organic growth, since its founding in 1995. We seek to build an enduring premier global enterprise by applying the Colfax Business System (“CBS”) to continuously improve our Company and pursue growth in revenues and improvements in profit and cash flow.

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

Following the acquisition of Charter, we completed 24 acquisitions to grow and strengthen our business. Four of those acquisitions related to our fluid handling operations, which we sold in December 2017, as discussed below. During the most recent three-year period, we completed four acquisitions in our Air and Gas Handling segment that expanded our portfolio of gas compression products and enhanced our fan product offering with ventilation control software. We also completed six acquisitions in our Fabrication Technology segment during the most recent three-year period that broadened our product offering and technology content.

In December 2017, we completed the divestiture of our fluid handling business. This represented a strategic milestone in the development of our portfolio and strengthened our balance sheet, providing more flexibility to execute our strategic growth strategy. See Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for more information about this transaction. We intend to continue to acquire attractive businesses that we believe will strengthen the core of our business and/or will broaden and diversify our portfolio.

Integral to our operations is the Colfax Business System, or “CBS.” CBS is our business management system including a comprehensive set of tools. It includes repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

Each year, Colfax associates in every business develop aggressive strategic and operating plans which are based on the Voice of the Customer. In these plans, we are clear about our market realities, our threats, our risks, our opportunities and most importantly, our vision. Our belief is that when we use the tools of CBS to drive the implementation of these plans, we are able to uniquely provide customers with the world-class quality, delivery, cost and innovation they require. We believe that performance ultimately helps our customers and Colfax sustainably grow and succeed.

Recent Developments

Acquisition of DJO

In November 2018, we entered into a definitive agreement to acquire DJO Global Inc. (“DJO”) for $3.2 billion in cash. DJO is a global developer, manufacturer and distributor of high-quality medical devices with a broad range of products used for orthopedic bracing, reconstructive implants, rehabilitation, pain management and physical therapy. Its products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. DJO currently develops, manufactures and distributes its products through the following two markets: Prevention & Rehabilitation and Reconstructive.

This acquisition is expected to be completed during the first quarter of 2019. The related bank, senior notes and equity financing for the acquisition was completed in February 2019. The DJO acquisition represents a strategic evolution of Colfax that creates a new growth platform in the high-margin orthopedic solutions market.

Air and Gas Handling Business

Concurrent with the Company’s announcement of the DJO acquisition, we also announced that we are exploring strategic options for the Air and Gas Handling business including a potential divestiture. We have hired an advisor to assist in the process but cannot predict the outcome.

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

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys. For the year ended December 31, 2018, welding consumables represented approximately 43% of our total Net sales. Our fabrication technology products are marketed under several brand names, most notably ESAB, which we believe is well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables includes electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, pipelines, mobile/off-highway equipment, oil, gas, and mining. Our sales channels include both independent distributors and direct salespeople, depending on geography and end market.

The following discussions of Industry and Competition, International Operations, Research and Development, Intellectual Property, Raw Materials and Backlog, Seasonality, Working Capital, Associates and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

Industry and Competition

Our products and services are marketed worldwide. The markets served by our segments are fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors with greater specialization in particular markets, as well as larger competitors. The markets that our Fabrication Technology segment competes in are also served by Lincoln Electric and the welding business within Illinois Tool Works, Inc.

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

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a global workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers an opportunity to access new markets for products. In addition, we believe that our exposure to developing economies will provide additional opportunities for growth in the future. Our principal markets outside the U.S. are in Europe, Asia, South America, and the Middle East. For the year ended December 31, 2018, approximately 77% of our Net sales were shipped to locations outside of the U.S., with approximately 49% shipped to locations in emerging markets.

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

Research and development expense was $48.5 million, $42.9 million and $39.3 million in 2018, 2017 and 2016, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects. We expect to continue making significant expenditures for research and development to maintain and improve our competitive position.

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

Manufacturing turnaround time for our Air and Gas Handling operating segment is generally sufficiently short to allow us to manufacture to order for most of our products, which helps to limit inventory levels. Backlog is primarily a function of requested customer delivery dates and generally ranges from several days to less than 12 months; although some orders may be delivered beyond 12 months. Backlog of air and gas handling orders as of December 31, 2018 was $832.2 million, compared with $893.4 million as of December 31, 2017. A substantial majority of the air and gas handling order backlog as of December 31, 2018 is expected to be filled within the current fiscal year.

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

Associates

As of December 31, 2018, we employed approximately 15,500 persons, of whom approximately 2,100 were employed in the United States and approximately 13,400 were employed outside of the United States.

Approximately 2% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 44% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 1998. Our principal executive offices are located at 420 National Business Parkway, 5th Floor, Annapolis Junction, MD 20701, and our main telephone number at that address is (301) 323-9000. Our corporate website address is www.colfaxcorp.com.

We make available, free of charge through our website at http://ir.colfaxcorp.com/investor-relations, our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, Colfax Corporation, 420 National Business Parkway, 5th Floor, Annapolis Junction, MD 20701, telephone (301) 323-9090. Information contained on our website is not incorporated by reference in this report. Additionally, the SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

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

We may require additional capital to finance our operating needs and to finance our growth, including acquisitions, which have formed a significant part of our growth strategy in the past and are expected to continue to do so. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under our credit agreement, we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations and expand into new markets.

We intend to pay for future acquisitions using cash, capital stock, notes, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the capital markets and in our stock price may make it difficult for us to access the capital markets at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to fully implement our growth strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may significantly dilute our existing stockholders. For additional risks regarding our acquisition strategy, see “Risks Related to Acquisitions, Including the DJO Acquisition” below.

Our Credit Agreement contains restrictions that may limit our flexibility in operating our business.

On June 5, 2015, we entered into a credit agreement by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator (the “DB Credit Agreement”). On December 17, 2018, we entered into a credit agreement (the “New Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein. The New Credit Facility consists of a revolving credit facility which totals $1.3 billion in commitments (the “New Revolver”) and a Term A-1 loan in an aggregate amount of $1.2 billion, each of which matures in five years, and a Term A-2 loan in an aggregate amount of $500 million, which matures in two years. The New Revolver contains a $50 million swing line loan sub-facility.

The initial credit extensions under the New Credit Facility will be available on the date that we close our acquisition of DJO. We currently intend to repay the DB Credit Agreement with the proceeds of the New Credit Facility, at which time our obligations thereunder will be terminated. Each of the New Credit Facility or, if not repaid, the DB Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•incur additional indebtedness;
•make certain investments;
•create liens on certain assets to secure debt; and
•consolidate, merge, sell or otherwise dispose of all or substantially all our assets.

In addition, under each of the New Credit Facility or, if not repaid, the DB Credit Agreement, we are required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains a “springing” collateral provision, which will require the obligations under the Credit Agreement to be secured by substantially all personal property of the Company if the total leverage ratio is greater than or equal to 3.75:1.00 for two consecutive fiscal quarters following the fourth fiscal quarter ending after the acquisition of DJO. Limitations imposed by the various covenants contained in our credit agreements could have a materially adverse effect on our business, financial condition and results of operations.

Despite current indebtedness levels, we may incur additional debt. The incurrence of additional debt could further exacerbate the risks associated with our substantial indebtedness and could result in increased borrowing costs.

We or our subsidiaries may incur significant additional indebtedness in the future. Although the New Credit Facility or, if not repaid, the DB Credit Agreement, our notes and the indentures governing our notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we or our subsidiaries incur additional debt, the risks associated with our substantial indebtedness and our ability to service our debt would increase. In addition, under the

New Credit Facility or, if not repaid, the DB Credit Agreement, we are required to satisfy and maintain compliance with a maximum total leverage ratio and a minimum interest coverage ratio. Limitations imposed by various covenants contained in our credit agreements could have a materially adverse effect on our business, financial condition and results of operations.

We will incur significant additional indebtedness to finance consummation of the DJO acquisition. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations, and prevent us from fulfilling our obligations, including our obligations under the notes.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of December 31, 2018, we had $1.2 billion of outstanding indebtedness. We are also party to letter of credit facilities with total capacity of $757.4 million, of which $344.1 million were outstanding as of December 31, 2018. The DJO acquisition will require the use of a significant portion of our cash and increase the amount of debt on our balance sheet leading to substantial additional interest expense. Additionally, to finance the DJO acquisition we have (1) entered into the New Credit Facility; (2) completed an offering for $460 million of tangible equity units; and (3) completed an offering for $1 billion of senior unsecured notes. If the DJO acquisition is completed but our financial performance after the DJO acquisition does not meet management’s current expectations, our ability to reduce our level of indebtedness may be adversely impacted.

Our debt level and related debt service obligations could have negative consequences, including:

•
requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures and acquisitions;

•
making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•reducing our flexibility in planning for or reacting to changes in our industry and market conditions;

•making us more vulnerable in the event of a downturn in our business; and

•exposing us to interest rate risk given that a portion of our debt obligations is at variable interest rates.

We may incur or assume more debt in the future, and if we do not retire existing debt, the risks described above could increase. The New Credit Facility and our notes include covenants that may adversely affect our ability to incur indebtedness. The covenants and events of default in the New Credit Facility and our notes are different from the covenants and events of default included in the indenture governing our notes. In addition, the New Credit Facility requires us to maintain a certain financial ratio. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and fail to obtain a waiver from the lenders or holders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. The New Credit Facility will restrict our ability to dispose of assets and our use of the proceeds of dispositions. The New Credit Facility, our notes and the related indenture will also restrict our ability to raise debt to be used to repay other indebtedness when it becomes due.

Our restructuring activities may subject us to additional uncertainty in our operating results.

We have implemented, and plan to continue to implement, restructuring programs designed to facilitate key strategic initiatives and maintain long-term sustainable growth, such as the sale of our Fluid Handling business. Additionally, we also announced in November 2018 that we are exploring strategic options for the Air and Gas Handling business, including a potential divestiture. As such, we have incurred and expect to continue to incur expense relating to restructuring activities. We may not achieve or sustain the anticipated benefits of these programs. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact. We also may not be able to realize the anticipated savings we expect from restructuring activities.

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

Certain subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant the purchase agreement related to the sale of our Fluid Handling business, we have retained the asbestos-related contingencies and insurance coverage related to the business, even though we do not retain an interest in the ongoing operations of the Fluid Handling business. For the purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period.

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
In the year ended December 31, 2018, we derived approximately 76% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 25 non-U.S. countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

•	economic or political instability;

•	partial or total expropriation of international assets;

•	limitations on ownership or participation in local enterprises;

•	trade protection measures by the U.S. or other nations including China, including tariffs or import-export restrictions, and other changes in trade relations;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	labor and employment laws that may be more restrictive than in the U.S.;

•	significant adverse changes in taxation policies or other laws or regulations;

•	changes in laws and regulations or in how such provisions are interpreted or administered;

•	difficulties in enforcing our rights outside the U.S.;

•	difficulties in hiring and maintaining qualified staff and managing geographically diverse operations;

•	the disruption of operations from natural disasters, labor or political disturbances, terrorist activities, insurrection or war;

•	the transition away from LIBOR to the Secured Overnight Financing Rate, SOFR, as a benchmark reference for short-term interests; and

•	uncertainties arising from local business practices and cultural considerations.

If any of these risks were to materialize, they may have a material adverse effect on our business, financial condition and results of operations. For example, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact the Company’s business. In 2018, the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that the Company may not be able to offset or otherwise adversely impact the Company’s results of operations.

In June 2016, a referendum, commonly referred to as “Brexit,” was passed in the United Kingdom, approving the country’s withdrawal from the European Union. The effective date of the U.K.’s departure from the European Union is expected to be March 29, 2019; however, the U.K is still negotiating terms of its exit, and a final agreement regarding both terms and timing of separation is incomplete. This uncertainty regarding the economic outlook of the United Kingdom has caused, and may continue to cause, volatility in foreign exchange rates, which could have an adverse effect on our revenue growth in future periods. Any trade barriers resulting from the exit may disrupt distribution channels, increase our Cost of sales, and limit our ability to achieve future product margin growth. We may also face new regulatory costs, employee retention, and other challenges that could have an adverse effect on our business. As there remain numerous possible outcomes for Brexit, its impact on our Company remains uncertain.

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

As of December 31, 2018, approximately 46% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 13,400 associates, representing 86% of our worldwide associate base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2018, approximately 76% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact the financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

During 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates.

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

To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.

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

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. For example, foreign countries may consider changes to existing tax laws in response to the 2017 U.S. Tax Cuts and Jobs Act (“Tax Act”) or otherwise, including allowing existing provisions to expire, that could significantly impact the treatment of income earned outside the U.S. An increase in our effective tax rate could have a material adverse effect on our after-tax results of operations.

The Tax Act introduces significant complexity, notably in the computation of a one-time tax on accumulated foreign subsidiary earnings (“the Transition Tax”) including interpretation of law, and the information required to perform the computations is significant. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, and as we perform additional analysis on the application of the law, we will adjust our provisional estimates in the period completed, which could materially affect our tax obligations and effective tax rate.

In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.

Risks Related to Acquisitions, Including the DJO Acquisition

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

Our acquisition of DJO may not be consummated, and if consummated, may not perform as expected.

We have entered into an agreement to acquire DJO. Completion of the transaction is subject to a number of risks and uncertainties, and we can provide no assurance that the various closing conditions to the DJO acquisition agreement will be satisfied, including that the required governmental and other necessary approvals will be obtained. The inability to complete the transaction could have a material adverse effect on our results of operations, financial condition and prospects. The acquired businesses have significant operating histories, however, we will have no history of owning and operating businesses in DJO’s industry. In addition, the DJO acquisition is subject to risks and uncertainties, including: (1) the risk that the DJO acquisition may not be completed, or completed within the expected timeframe; (2) costs relating to the DJO acquisition may be greater than expected; (3) the possibility that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval in connection with the DJO acquisition; and (4) the closing conditions in the merger agreement will not be satisfied in a timely manner or at all. If the DJO acquisition does not close, we may be required to pay a $220.5 million termination fee to DJO. We cannot assure you that the acquired businesses will perform as expected, that integration or other one-time costs will not be greater than expected, that we will not incur unforeseen obligations or liabilities or that the rate of return from such businesses will justify our decision to invest capital to acquire them.

We may experience difficulties in integrating the operations of DJO into our business and in realizing the expected benefits of the proposed acquisition.

The success of the proposed acquisition of DJO, if completed, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of DJO with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of DJO with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be materially and adversely affected.

Our acquisition of DJO involves risks associated with acquisitions and integrated acquired assets, including the potential exposure to significant liabilities, and the intended benefits of the acquisition of DJO may not be realized.

The acquisition of DJO involves risks associated with acquisitions and integrating acquired assets into existing operations which could have a material adverse effect on our business, financial condition, results of operations and cash flows, including, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating equipment, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, contracts, procedures and policies;

•	impacts of change in control provisions in contracts and agreements;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to recruit and retain key employees to operate the combined business;

•	increased competition within the industries in which DJO operates;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	inherent operating risks in the business;

•	unanticipated issues, expenses and liabilities;

•	additional reporting requirements pursuant to applicable rules and regulations;

•	additional requirements relating to internal control over financial reporting;

•	diversion of our senior management’s attention from the management of daily operations to the integration of the assets acquired in the acquisition of DJO;

•	significant unknown and contingent liabilities we incur for which we have limited or no contractual remedies or insurance coverage;

•	the assets to be acquired failing to perform as well as we anticipate; and

•	unexpected costs, delays and challenges arising from integrating the assets acquired in the DJO acquisition into our existing operations.

Even if we successfully integrate the assets acquired in the DJO acquisition into our operations, it may not be possible to realize the full benefits we anticipate or we may not realize these benefits within the expected time frame. If we fail to realize the benefits we anticipate from the DJO acquisition, our business, results of operations and financial condition may be adversely affected. Furthermore, because we have not previously operated in the healthcare industry, the DJO acquisition may subject us to new types of risk to which we were not previously exposed.

DJO may have liabilities that are not known, probable or estimable at this time.

As a result of the DJO acquisition, DJO will become our subsidiary and it will remain subject to all of its liabilities. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of DJO. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about DJO that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

Without limitation to the generality of the foregoing, DJO is subject to various rules, regulations, laws and other legal requirements, enforced by governments or other public authorities. Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by any of DJO’s directors, officers, employees or agents could have a significant impact on DJO’s business and reputation and could subject DJO to fines and penalties, criminal, civil and administrative legal sanctions and suspension from contracting (including with public bodies), resulting in reduced revenues and profits. Such misconduct could include the failure to comply with regulations prohibiting bribery, regulations on lobbying or similar activities, control over financial reporting, environmental laws and any other applicable laws or regulations.

We will incur significant transaction costs and merger-related integration costs in connection with the DJO acquisition.

We will incur significant costs in connection with the DJO acquisition. The substantial majority of these costs will be non-recurring expenses related to the DJO acquisition. We may incur additional costs in the integration of DJO’s business, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the DJO acquisition.

We are also seeking to consummate certain asset sales but may fail to do so.

To finance the DJO acquisition we have (1) entered into the New Credit Facility; (2) completed an offering for $460 million of tangible equity units; and (3) completed an offering for $1 billion of senior unsecured notes. In addition to these transactions, we also may seek to sell certain assets of the Company. While we have publicly stated that we seek to deleverage our business, we cannot assure you that we will be able to do so. In addition, we have said that we do not plan to pursue other material acquisitions or engage in share repurchases until we can further deleverage. This may result in our being unable to pursue opportunities that might otherwise be beneficial to our equity holders. As part of our deleveraging plans, we are evaluating strategic options for our Air and Gas Handling business, however we cannot assure you that any transaction, whether a sale or other disposition involving our Air and Gas Handling business or otherwise, will occur at all or on terms that are favorable to us, nor that any such transaction will have the desired deleveraging or other benefits, or will otherwise not adversely affect our business. We are not party to definitive documentation with respect to any asset sales and cannot assure you that we will be able to consummate such sales or achieve the prices we are anticipating.

We will be subject to business uncertainties while the DJO acquisition is pending and any downgrade in credit rating could adversely affect our business.

The preparation required to complete the DJO acquisition may place a significant burden on management and internal resources. The additional demands on management and any difficulties encountered in completing the DJO acquisition, including the transition and integration process, could adversely affect our financial results. Additionally, our debt ratings have been placed on negative outlook. Any downgrade to our credit ratings could adversely affect our business, including as a result of increasing financing costs or as a result of possible negative impact on the price per share of our common stock.

The DJO acquisition may significantly increase our goodwill and other intangible assets.

We have a significant amount, and following the DJO acquisition we expect to have an additional amount, of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.

Failure to complete the DJO acquisition could negatively affect our stock price as well as our future business and financial results.

If the DJO acquisition is not completed, we will be subject to a number of risks, including:

•	we must pay costs related to the DJO acquisition, including legal, accounting, financial advisory, filing and printing costs, whether the DJO acquisition is completed or not;

•	if DJO terminates the merger agreement under certain specific conditions set forth in the merger agreement, we must pay a termination fee of $220.5 million; and

•	we could be subject to litigation related to the failure to complete the DJO acquisition or other factors, which litigation may adversely affect our business, financial results and stock price.

The DJO acquisition may not achieve its intended results, including anticipated investment opportunities and earnings growth.

Although we expect the DJO acquisition to result in various benefits, we cannot assure you regarding when or the extent to which we will be able to realize these or other benefits. Achieving the anticipated benefits, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend and whether our costs to finance the DJO acquisition will be consistent with our expectations. Events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits from the DJO acquisition. Thus the integration of DJO may be unpredictable, subject to delays or changed circumstances, and we cannot assure you that the acquired business will perform in accordance with our expectations or that our expectations with respect to the DJO acquisition will be achieved. While we expect the DJO acquisition to be accretive in the first year following the DJO acquisition, excluding transaction-related amortization and one-time costs, we cannot assure you that the DJO acquisition will be accretive to the extent we anticipate or at all. In addition, we cannot assure you that the DJO acquisition will result in higher operating or EBITDA margins, less cyclicality in our business, greater cash flow predictability or that the DJO acquisition will lead to the return on invested capital currently anticipated. We cannot assure you that we will be able to drive further operating improvements to DJO’s business, improve or expand DJO’s operating or EBITDA margins or be able to grow DJO’s business, revenues or profitability. Our anticipated costs to achieve the integration of the acquired business may differ significantly from our current estimates. The integration may place an additional burden on our management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on our business, financial condition and expected operating results.

Integrating DJO’s business into our business may divert management’s attention away from operations, and we may also encounter significant difficulties in integrating the two businesses.

The DJO acquisition involve, among other things, the integration into our business platform of DJO. The success of the DJO acquisition and its anticipated financial and operational benefits, including increased revenues, synergies and cost savings, will depend in part on our ability to successfully combine and integrate DJO’s business into ours, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, synergies, cost savings or other benefits. These benefits may not be achieved within the anticipated time frame, or at all.

Successful integration of DJO’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and results of operations.

Risks Related to DJO

You should read and consider the risk factors below, which relate to DJO’s business and will affect the combined company if the DJO acquisition is completed.

If coverage and adequate levels of reimbursement from third-party payors for DJO’s products are not obtained, healthcare providers and patients may be reluctant to use DJO’s products; DJO’s margins may suffer and its revenue and profits may decline.

DJO’s sales depend largely on whether there is coverage and adequate reimbursement by government healthcare programs, such as Medicare and Medicaid, and by private payors. DJO believes that surgeons, hospitals, physical therapists and other healthcare providers may not use, purchase or prescribe its products and patients may not purchase its products if these third-party payors do not provide satisfactory coverage of and reimbursement for the costs of DJO’s products or the procedures involving the use of its products. Reduced reimbursement rates will also lower DJO’s margins on product sales and could adversely impact the profitability and viability of the affected products.

Third-party payors continue to review their coverage policies carefully and can, without notice, reduce or eliminate reimbursement for DJO’s products or treatments that use its products. For instance, they may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available, (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures, (iv) bundling reimbursement for all services related to an episode of care, or (v) otherwise restricting coverage or reimbursement of DJO’s products or procedures using DJO’s products.

Medicare payment for Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”) also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (“CBA”) are eligible to have their products reimbursed by Medicare. The Centers for Medicare & Medicaid Services (“CMS”) also has adopted regulations to adjust national DMEPOS fee schedules to take into account competitive bidding pricing. If any of DJO’s products are included in competitive bidding and it is not selected as a contract supplier (or subcontractor) in a particular region, or if contract or fee schedule prices are significantly below current Medicare fee schedule reimbursement levels, it could have an adverse impact on DJO’s sales and profitability.

Because many private payors model their coverage and reimbursement policies on Medicare, other third party payors’ coverage of, and reimbursement for, DJO’s products also could be negatively impacted by legislative, regulatory or other measures that restrict Medicare coverage or reduce Medicare reimbursement.

DJO’s international sales also depend in part upon the coverage and eligibility for reimbursement of its products through government-sponsored healthcare payment systems and third party payors, the amount of reimbursement, and the cost allocation of payments between the patient and government-sponsored healthcare payment systems and third party payors. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third party coverage and reimbursement. In addition, healthcare cost containment efforts similar to those DJO faces in the United States are prevalent in many of the foreign countries in which its products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards relating to DJO’s international operations.

Federal and state health reform and cost control efforts include provisions that could adversely impact DJO’s business and results of operations, and federal and state legislatures continue to consider further reforms and cost control efforts that could adversely impact DJO’s business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act (“ACA”) was enacted in the United States. The ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA provides that for sales on or after January 1, 2013, manufacturers, producers, and importers of specified taxable medical devices must pay an annual excise tax of 2.3% of a deemed price for these products. A limited number of DJO’s products are subject to the new tax. A two-year suspension of the medical device tax was passed in late 2015, resulting in no medical device tax obligations for 2016 and 2017. The Continuing Appropriations Act, signed into law on January 22, 2018 extends the moratorium for an additional two years; as a result, the device tax will not apply to sales during calendar years 2018 and 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020. The ACA implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. The ACA also established enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities. The ACA also established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research.

A sweeping tax bill signed into law on December 22, 2017 repealed the ACA’s penalty for failure to maintain health insurance coverage that provides at least minimum essential coverage. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress has also been considering subsequent legislation, and President Trump has been considering executive orders, to repeal additional provisions of the ACA and potentially impose alternative health coverage policies. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. There can be no assurances that any future healthcare legislation will not have a material adverse impact on DJO’s business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions.

Federal policy may also impact state Medicaid policy. For instance, effective January 1, 2018, the 21st Century Cures Act prohibits federal financial participation (“FFP”) payments to states for certain Medicaid DME spending that exceeds what Medicare would have paid for such items. Congress has also been considering legislation to replace or revise elements of the ACA, which in turn may require states to modify their own laws and regulations. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect DJO’s profitability.

If DJO fails to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards or we fail to notify CMS, the appropriate accreditation organization, and the National Supplier Clearinghouse of this acquisition, it could negatively affect DJO’s business operations.

Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS quality standards adopted by CMS including specific requirements for suppliers of custom-fabricated and custom-fitted orthoses and certain prosthetics. Medicare suppliers also are required to meet surety bond requirements. In addition, Medicare DMEPOS suppliers must comply with Medicare supplier standards in order to obtain and retain billing privileges, including meeting all applicable federal and state licensure and regulatory requirements. CMS periodically expands or otherwise clarifies the Medicare DMEPOS supplier standards and states periodically change licensure requirements, including licensure rules imposing more stringent requirements on out-of-state DMEPOS suppliers. DJO believes it currently is in compliance with these requirements. If DJO fails to maintain its Medicare accreditation status and/or does not comply with Medicare surety bond or supplier standard requirements or state licensure requirements in the future, or if these requirements are changed or expanded, it could adversely affect DJO’s profits and results of operations. Because DJO’s accreditation will not transfer automatically with the sale of DJO, if we fail to notify CMS, the appropriate accreditation organization, and the National Supplier Clearinghouse of the DJO acquisition, it could adversely affect DJO’s profits and results of operations.

DJO’s Business Transformation Initiative may cause a disruption in its operations and may not be successful.

In March 2017, DJO announced that it had embarked on a series of business transformation projects focused on delivering productivity improvements and reducing costs. This initiative involves costs relating to hiring outside experts and implementing these projects, may result in restructuring and asset impairments charges, and could have other unanticipated costs and consequences. While DJO expects to realize efficiencies from this initiative, there is no guarantee that it will recognize the full efficiency, cost reduction and other benefits of these activities that it expects. In connection with such activities, DJO may experience a disruption in its ability to perform functions critical to its strategy. If DJO’s business transformation initiative is not successful, or if it is not executed effectively, it could adversely affect DJO’s business, financial condition and results of operations.

As part of DJO’s Business Transformation Initiative, DJO has transitioned certain business processes to third-party vendors. Reliance on such third-party vendors subjects DJO to risks arising from the loss of control of such business processes, changes in pricing that may affect DJO’s results of operations, and, potentially, disruption from the termination of provision of these services by such third-party vendors. In addition, the role of outsource providers has required DJO to implement changes to its existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of DJO’s operational changes and new procedures could adversely affect its customer relationships. A failure of these third-party vendors to provide services in a satisfactory manner could have an adverse effect on DJO’s business, financial condition and results of operations, or DJO’s ability to accomplish its financial and management reporting. DJO may outsource additional functions in the future, which would increase its reliance on third parties.

DJO is subject to extensive government regulation by the FDA and comparable government authorities relating to the safety, efficacy, testing, manufacturing, labeling, and marketing of its products. If DJO, its contract manufacturers, or its component suppliers fail to comply with the Food and Drug Administration’s (the FDA) Quality System Regulation, the manufacturing and distribution of its products could be delayed or halted, and DJO, the contract manufacturers, or the component suppliers could be subject to enforcement actions or penalties, and its product sales and profitability could suffer.

DJO’s manufacturing processes, and the manufacturing processes of its contract manufacturers and component suppliers are required to comply with the FDA’s Quality System Regulation, which covers current Good Manufacturing Practice requirements including procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of DJO’s devices. DJO also is subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, DJO must engage in extensive recordkeeping and reporting and must make available DJO’s manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, if DJO fails to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements, DJO may receive a notice of a violation in the form of inspectional observations on Form FDA-483 or a warning letter, or DJO could otherwise be required to take corrective action and, in severe cases, it could suffer a disruption of its operations and manufacturing delays. If DJO fails to take adequate corrective actions, it could be subject to certain enforcement actions, including, among other things, significant fines, warning letters, untitled letters, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. DJO cannot assure you that the FDA or other governmental authorities would agree with its interpretation of applicable regulatory requirements or that it has in all instances fully complied with all applicable requirements. Any notice or communication from the FDA regarding a failure to comply with applicable requirements could adversely affect its product sales and profitability. DJO has received FDA warnings letters in the past, and we cannot assure you that the FDA will not take further action in the future.

DJO’s contract manufacturers and its component suppliers are also required to comply with the FDA’s Quality System Regulations. DJO cannot assure anyone that its contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If DJO’s or any of its contract manufacturers’ or component suppliers’ facilities fail a quality system inspection, its product sales and profitability could be adversely affected.

The loss of the services of DJO’s key management and personnel could adversely affect its ability to operate its business.

DJO’s executive officers have substantial experience and expertise in its industry. DJO’s future success depends, to a significant extent, on the abilities and efforts of its and our executive officers and management team. We will compete for such personnel with other companies, academic institutions, government entities and other organizations, and our failure to hire and retain qualified individuals for senior executive positions could have a material adverse impact on its business.

DJO may experience substantial fluctuations in its quarterly operating results and you should not rely on them as an indication of DJO’s future results.

DJO’s quarterly operating results may vary significantly due to a combination of factors, many of which are beyond DJO’s control. These factors include

•	demand for many of DJO’s products, which historically has been higher in the fourth quarter when scholastic sports and ski injuries are more frequent;

•	DJO’s ability to meet the demand for its products;

•	the direct distribution of DJO’s products in foreign countries that have seasonal variations;

•
the number, timing and significance of new products and product introductions and enhancements by DJO and its competitors, including delays in obtaining government review and clearance of medical devices;

•	DJO’s ability to develop, introduce and market new and enhanced versions of its products on a timely basis;

•	the impact of any acquisitions that occur in a quarter;

•	the impact of any changes in generally accepted accounting principles;

•	changes in pricing policies by DJO and its competitors and reimbursement rates by third party payors, including government healthcare agencies and private insurers;

•	the loss of any of DJO’s significant distributors;

•	changes in the treatment practices of orthopedic and spine surgeons, primary care physicians, and pain-management specialists, and their allied healthcare professionals; and

•	the timing of significant orders and shipments.

Accordingly, DJO’s quarterly sales and operating results may vary significantly in the future and period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as indications of future performance. We cannot assure you that DJO’s sales will increase or be sustained in future periods or that it will be profitable in any future period.

DJO’s reported results may be adversely affected by increases in reserves for contractual allowances, rebates, product returns, uncollectible accounts receivable and inventory.

DJO has established reserves to account for contractual allowances, rebates, product returns and reserves for rental credits. Significant management judgment must be used and estimates must be made in connection with establishing the reserves for contractual allowances, rebates, product returns, uncollectible accounts receivable and inventory and other allowances in any accounting period. If such judgments and estimates are inaccurate, reserves for such items may have to be increased which could adversely affect its reported financial results by reducing its net revenues and/or profitability for the reporting period.

DJO operates in a highly competitive business environment, and its inability to compete effectively could adversely affect its business prospects and results of operations.

DJO operates in highly competitive and fragmented markets. Its Bracing and Vascular, Recovery Sciences and International segments compete with both large and small companies, including several large, diversified companies with significant market share and numerous smaller niche companies, particularly in the physical therapy products market. Its Surgical Implant segment competes with a small number of very large companies that dominate the market, as well as other companies similar to its size. We may not be able to offer products similar to, or more desirable than, those of DJO’s competitors or at a price comparable to that of its competitors. Compared to DJO, many of its competitors have

•	greater financial, marketing and other resources;

•	more widely accepted products;

•	a larger number of endorsements from healthcare professionals;

•	a larger product portfolio;

•	superior ability to maintain new product flow;

•	greater research and development and technical capabilities;

•	patent portfolios that may present an obstacle to the conduct of DJO’s business;

•	stronger name recognition;

•	larger sales and distribution networks; and/or

•
international manufacturing facilities that enable them to avoid the transportation costs and foreign import duties associated with shipping DJO’s products manufactured in the United States to international customers.

Accordingly, DJO may be at a disadvantage with respect to its competitors. These factors may materially impair DJO’s ability to develop and sell its products.

The success of all of DJO’s products depends heavily on acceptance by healthcare professionals who prescribe and recommend DJO’s products, and DJO’s failure to maintain a high level of confidence by key healthcare professionals in its products could adversely affect its business.

DJO has maintained customer relationships with numerous orthopedic surgeons, primary care physicians, other specialist physicians, physical therapists, athletic trainers, chiropractors and other healthcare professionals. DJO believes that sales of its products depend significantly on their confidence in, and recommendations of, its products. Acceptance of DJO’s products depends on educating the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of DJO’s products compared to the products offered by its competitors and on training healthcare professionals in the proper use and application of its products. Failure to maintain these customer relationships and develop similar relationships with other leading healthcare professionals could result in fewer recommendations of DJO’s products, which may adversely affect DJO’s sales and profitability.

In addition, from time to time, CMS or its contractors have considered imposing restrictions on the ability of DMEPOS suppliers to maintain consigned inventory in physicians’ offices and then for bill for such inventory once a physician prescribes the item for a patient. In December 2015, the National Supplier Clearinghouse (“NSC”), a CMS contractor, suggested limits on the ability of a DMEPOS supplier to perform functions at the provider’s facility and then bill for the consigned inventory. The NSC policy was subsequently rescinded. We cannot assure you that CMS or its contractors will not adopt more restrictive policies regarding consignment arrangements in the future.

The success of DJO’s surgical implant products depends on DJO’s relationships with leading surgeons who assist with the development and testing of DJO’s products, and DJO’s ability to comply with enhanced disclosure requirements regarding payments to physicians.

A key aspect of the development and sale of DJO’s surgical implant products is the use of designing and consulting arrangements with orthopedic surgeons who are well recognized in the healthcare community. These surgeons assist in the development and clinical testing of new surgical implant products. They also participate in symposia and seminars introducing new surgical implant products and assist in the training of healthcare professionals in using DJO’s new products. DJO may not be successful in maintaining or renewing its current designing and consulting arrangements with these surgeons or in developing similar arrangements with new surgeons. In that event, DJO’s ability to develop, test and market new surgical implant products could be adversely affected.

In addition, the Physician Payment Sunshine Act and related state marketing and payment disclosure requirements and industry guidelines could have an adverse impact on DJO’s relationships with surgeons, and we cannot assure you that such requirements and guidelines would not impose additional costs on DJO or adversely impact its consulting and other arrangements with surgeons.

Proposed laws or regulations that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for DJO’s products could, if adopted, adversely affect DJO’s business.

Federal and state legislatures and regulators have periodically considered proposals to limit the types of orthopedic professionals who can fit or sell DJO’s orthotic products or who can seek reimbursement for them. Several states have adopted legislation imposing certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices, and additional states may do so in the future. Although some of these state laws exempt manufacturers’ representatives, others do not. Such laws could reduce the number of potential customers by restricting DJO’s sales representatives’ activities in those jurisdictions or reduce demand for DJO’s products by reducing the number of professionals who fit and sell them. The adoption of such policies could have a material adverse impact on DJO’s business.

In addition, legislation has been adopted, but not implemented to date, requiring that certain certification or licensing requirements be met for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. On January 12, 2017, CMS published a proposed rule that would implement these requirements, but CMS subsequently withdrew the rule. Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics.

In 2014, CMS proposed, but ultimately did not adopt, a regulatory change that would have narrowly defined the “specialized training” that is needed to provide custom fitting of orthotics under the Medicare program if the fitter is not a certified orthotist. We cannot predict whether additional restrictions will be implemented at the state or federal level or the impact of such policies on its business.

DJO relies on its own direct sales force for certain of its products, which may result in higher fixed costs than its competitors and may slow its ability to reduce costs in the face of a sudden decline in demand for its products.

DJO relies on its own direct sales force of representatives in the United States and in Europe to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics. Some of DJO’s competitors rely predominantly on independent sales agents and third party distributors. A direct sales force may subject DJO to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that it will bear associated with employee benefits, training, and managing sales personnel. As a result, DJO could be at a competitive disadvantage. Additionally, these fixed costs may slow DJO’s ability to reduce costs in the face of a sudden decline in demand for its products, which could have a material adverse impact on its results of operations.

If DJO fails to establish new sales and distribution relationships or maintain its existing relationships, or if its third party distributors and independent sales representatives fail to commit sufficient time and effort or are otherwise ineffective in selling its products, DJO’s results of operations and future growth could be adversely impacted.

The sale and distribution of certain of DJO’s orthopedic products, CMF products and its surgical implant products depend, in part, on DJO’s relationships with a network of third party distributors and independent commissioned sales representatives. These third party distributors and independent sales representatives maintain the customer relationships with the hospitals, orthopedic surgeons, physical therapists and other healthcare professionals that purchase, use and recommend the use of DJO’s products. Although DJO’s internal sales staff trains and manages these third party distributors and independent sales representatives, DJO does not directly monitor the efforts that they make to sell its products. In addition, some of the independent sales representatives that DJO uses to sell its surgical implant products also sell products that directly compete with DJO’s core product offerings. These sales representatives may not dedicate the necessary effort to market and sell DJO’s products. If DJO fails to attract and maintain relationships with third party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third party distributors and sales representatives that market and sell its products, or if DJO’s existing third party distributors and independent sales representatives choose not to carry DJO’s products, DJO’s results of operations and future growth could be adversely affected.

DJO’s international operations expose it to risks related to conducting business in multiple jurisdictions outside the United States.

The international scope of DJO’s operations exposes it to economic, regulatory and other risks in the countries in which it operates. DJO generated 27% of its net revenues from customers outside the United States for the year ended December 31, 2017. Doing business in foreign countries exposes DJO to a number of risks, including the following:

•	fluctuations in currency exchange rates;

•	imposition of investment, currency repatriation and other restrictions by foreign governments;

•
potential adverse tax consequences, including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, which, among other things, may preclude payments or dividends from foreign subsidiaries from being used for DJO’s debt service, and exposure to adverse tax regimes;

•	difficulty in collecting accounts receivable and longer collection periods;

•	the imposition of additional foreign governmental controls or regulations on the sale of DJO’s products;

•	intellectual property protection difficulties;

•
changes in political and economic conditions, including the recent political changes in Tunisia in which DJO maintains a small manufacturing facility and security issues in Mexico in which DJO maintains a significant manufacturing facility;

•	difficulties in attracting high-quality management, sales and marketing personnel to staff DJO’s foreign operations;

•	labor disputes;

•	import and export restrictions and controls, tariffs and other trade barriers;

•	increased costs of transportation or shipping;

•	exposure to different approaches to treating injuries;

•	exposure to different legal, regulatory and political standards; and

•	difficulties of local governments in responding to severe weather emergencies, natural disasters or other such similar events.

In addition, as DJO grows its operations internationally, it will become increasingly dependent on foreign distributors and sales agents for its compliance and adherence to foreign laws and regulations that it may not be familiar with, and DJO cannot assure you that these distributors and sales agents will adhere to such laws and regulations or adhere to its own business practices and policies. Any violation of laws and regulations by foreign distributors or sales agents or a failure of foreign distributors or sales agents to comply with applicable business practices and policies could result in legal or regulatory sanctions or potentially damage its reputation in that respective international market. If DJO fails to manage these risks effectively, it may not be able to grow its international operations, and its business and results of operations may be materially adversely affected.

DJO may fail to comply with customs and import/export laws and regulations.

DJO’s business is conducted world-wide, with raw material and finished goods imported from and exported to a substantial number of countries. In particular, a significant portion of DJO’s products are manufactured in its plant in Tijuana, Mexico and imported to the United States before shipment to domestic customers or export to other countries. DJO is subject to customs and import/export rules in the U.S., including FDA regulatory requirements applicable to medical devices, detailed below, and in other countries, and to requirements for payment of appropriate duties and other taxes as goods move between countries. Customs authorities monitor DJO’s shipments and payments of duties, fees and other taxes and can perform audits to confirm compliance with applicable laws and regulations. DJO’s failure to comply with import/export rules and restrictions or to properly classify its products under tariff regulations and pay the appropriate duty could expose it to fines and penalties and adversely affect its financial condition and business operations.

DJO is subject to various export controls and trade and economic sanctions laws and regulations that could impair DJO’s ability to compete in international markets and subject DJO to liability if DJO is not in full compliance with applicable laws.

DJO’s business activities are subject to various export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations and the U.S. Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) trade and economic sanctions programs (collectively, “Trade Controls”). Such Trade Controls may prohibit or restrict DJO’s ability to, directly or indirectly, conduct activities or dealings in or with certain countries or territories that are the subject of comprehensive embargoes, as well as with individuals or entities that are the subject of Trade Controls-related prohibitions and restrictions. DJO’s failure to successfully comply with applicable Trade Controls may expose DJO to negative legal and business consequences, including civil or criminal penalties, government investigations, and reputational harm.

Fluctuations in foreign exchange rates may adversely affect DJO’s financial condition and results of operations and may affect the comparability of DJO’s results between financial periods.

DJO’s foreign operations expose it to currency fluctuations and exchange rate risks. DJO is exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand, Tunisian Dinar, Chinese Yuan Renminbi and Indian Rupee. Sales denominated in foreign currencies accounted for 24% of DJO’s consolidated net sales for the year ended December 31, 2017, of which 17% were denominated in the Euro. DJO’s exposure to fluctuations in foreign currencies arises because certain of its subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for financial reporting purposes, and certain of its subsidiaries enter into purchase or sale transactions using a currency other than the functional currency for financial reporting purposes. As DJO continues to distribute and manufacture its products in selected foreign countries, it expects that future sales and costs associated with its activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact operating results. Changes in currency exchange rates may adversely affect DJO’s financial condition and results of operations and may affect the comparability of results between reporting periods.

We may not be able to effectively manage DJO’s currency translation risks, and volatility in currency exchange rates may adversely affect our financial condition and results of operations.

DJO’s success depends on receiving regulatory approval for its products, and failure to do so could adversely affect its growth and operating results.

DJO’s products are subject to extensive regulation in the United States by the FDA and by similar governmental authorities in the foreign countries where it does business. The FDA regulates virtually all aspects of a medical device’s development, design, pre-clinical testing, clinical trials, manufacturing, packaging, storage, premarket approval, recordkeeping, reporting, labeling, promotion, distribution, sale and marketing, as well as modifications to existing products and the marketing of existing products for new indications. In the United States, before DJO can market a new medical device, or label and market a previously cleared or approved device for a new intended use or new indication for use, or make a significant modification to a previously cleared or approved device, DJO must first receive either FDA clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. The process of obtaining PMA approval is much more rigorous, costly, and lengthy than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk. Modifications to products that are approved through a PMA application generally need FDA approval of a PMA supplement. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA generally takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals could have a material adverse effect on our business, financial condition and prospects.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•
DJO’s inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that DJO’s products are safe or effective for their intended uses or that DJO’s products are substantially equivalent to predicate devices;

•
the disagreement of the FDA or the applicable foreign regulatory body with the design, conduct or implementation of DJO’s clinical trials or the analyses or interpretation of data from pre-clinical studies or clinical trials;

•	serious and unexpected adverse device effects experienced by participants in DJO’s clinical trials;

•	the data from DJO’s pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

•	DJO’s inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

•
an advisory committee, if convened by the applicable regulatory authority, may recommend against approval of DJO’s application or may recommend that the applicable regulatory authority require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the respective regulatory authority may still not approve the product;

•	the applicable regulatory authority may identify deficiencies in DJO’s application, DJO’s manufacturing processes or facilities, or those of DJO’s third party contract manufacturers;

•
the potential for approval or clearance requirements of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering DJO’s clinical data or regulatory filings insufficient for approval or clearance; and

•	the FDA or foreign regulatory authorities may audit DJO’s clinical trial data and conclude that the data is not sufficiently reliable to support a PMA or 510(k) application.

While in the past DJO has received such approvals and clearances, it may not be successful in the future in receiving such approvals and clearances in a timely manner or at all. If DJO begins to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, it could have a material adverse effect on its revenues and growth.

Clinical research on medical devices is subject to extensive regulation by FDA and comparable authorities, and DJO may encounter delays in the conduct of clinical trials or fail to receive positive clinical results for its products in development that require clinical trials. Even if DJO receives positive clinical results, it may still fail to receive the necessary clearance or approvals to market its products.

In the development of new products or new indications for, or modifications to, existing products, DJO may conduct or sponsor clinical trials. Clinical trials are expensive and require significant investment of time and resources and may not generate the data DJO needs to support a submission to the FDA. Clinical trials are subject to regulation by the FDA and, if federal funds are involved or if an investigator or site has signed a federal assurance, are subject to further regulation by the Office for Human Research Protections and the National Institutes of Health. Failure to comply with such regulation, including, but not limited to, failure to obtain adequate consent of subjects, failure to adequately disclose financial conflicts or failure to report data or adverse events accurately, could result in fines, penalties, suspension of trials, and the inability to use the data to support an FDA submission. In addition, delays in the conduct of trials or delays in review and approval by the FDA may adversely affect DJO’s business, results of operations or cash flows.

Certain modifications to DJO’s products may require new 510(k) clearance or other marketing authorizations and may require DJO to recall or cease marketing its products.

Once a medical device is permitted to be legally marketed in the U.S. pursuant to a 510(k) clearance, de novo classification, or a PMA, a manufacturer may be required to notify the FDA of certain modifications to the device. Manufacturers determine in the first instance whether a change to a product requires a new premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with DJO’s decisions regarding whether new clearances or approvals are necessary. DJO has historically made modifications to its products in the past and have determined based on its review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. DJO may make similar modifications or add additional features in the future that DJO believes do not require a new 510(k) clearance, de novo classification, or approval of a PMA or PMA amendments or supplements. If the FDA disagrees with DJO’s determinations and requires DJO to submit new 510(k) notifications, requests for de novo classification, or PMAs (or PMA supplements or amendments) for modifications to DJO’s previously cleared or reclassified products for which DJO has concluded that new clearances or approvals are unnecessary, DJO may be required to cease marketing or to recall the modified product until DJO obtains clearance or approval, and DJO may be subject to significant regulatory fines or penalties.

DJO’s products may cause or contribute to adverse medical events that DJO is required to report to the FDA and other governmental authorities, and if DJO fails to do so, it would be subject to sanctions that could harm DJO’s reputation, business, financial condition and results of operations. The discovery of serious safety issues with DJO’s products, or a recall of its products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

DJO’s products are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. DJO is required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, which require DJO to report to the FDA when DJO receives or becomes aware of information that reasonably suggests that one or more of its products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur to the device or a similar device that we market, could cause or contribute to a death or serious injury. The timing of DJO’s obligation to report is triggered by the date it becomes aware of the adverse event as well as the nature of the event. DJO may fail to report adverse events of which it becomes aware within the prescribed timeframe. DJO may also fail to recognize that it has become aware of a reportable adverse event, especially if it is not reported to DJO as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If DJO fails to comply with its reporting obligations, the FDA or other governmental authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of its marketing authorizations, seizure of its products or delay in clearance of future products.

Most medical device recalls are voluntarily initiated by manufacturers. FDA and certain foreign regulatory bodies also have the authority to require the recall of commercialized products under certain circumstances. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. Correcting product deficiencies and defects may require the submission of additional marketing authorizations before DJO may continue marketing the corrected device. If DJO does not adequately address problems associated with its devices, DJO may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal proceedings.

If DJO fails to comply with the various regulatory regimes for the foreign markets in which it operates, its operational results could be adversely affected.

In many of the foreign countries in which DJO markets its products, it is subject to extensive regulations, including those in Europe. The regulation of DJO’s products in the European Economic Area (which consists of the twenty-seven member states of the European Union, as well as Iceland, Liechtenstein and Norway) is governed by various directives and regulations promulgated by the European Commission and national governments. Only medical devices that comply with certain conformity requirements are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including certain countries outside Europe, require DJO’s products to be qualified before they can be marketed in those countries. Failure to receive or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse impact on DJO’s business.

The FDA regulates the export of medical devices from the United States to foreign countries and certain foreign countries may require FDA certification that DJO’s products are in compliance with U.S. law. If DJO fails to obtain or maintain export certificates required for the export of its products, it could suffer a material adverse impact on its revenues and growth.

DJO is subject to laws concerning its marketing activities in foreign countries where it conducts business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of the EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. DJO could face civil, criminal and administrative sanctions if any member state determines that DJO has breached its obligations under its national laws. In particular, as a result of conducting business in the U.K. through DJO’s subsidiary in that country, DJO is, in certain circumstances, subject to the anti-corruption provisions of the U.K. Bribery Act in its activities conducted in any country in the world. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name DJO as having breached its obligations under their regulations, rules or standards, DJO’s reputation would suffer and its business and financial condition could be adversely affected. DJO is also subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could result in civil or criminal enforcement actions and penalties, create a substantial liability for DJO and also cause a loss of reputation in the market. The EU and various of its constituent states have promulgated extensive rules regulating the process and means by which personal data can be exported out of the EU or its constituent states to the U.S. and elsewhere, including for human resources purposes by multinational companies. From time to time, DJO may face audits or investigations by one or more domestic or foreign government agencies, compliance with which could be costly and time-consuming, and could divert DJO’s management and key personnel from DJO’s business operations. An adverse outcome under any such investigation or audit could subject DJO to fines or other penalties, which could adversely affect its business and financial results.

If the Department of Health and Human Services (“HHS”), the Office of Inspector General (“OIG”), the FDA or another regulatory agency determines that DJO has promoted off-label use of its products, DJO may be subject to various penalties, including civil or criminal penalties, and the off-label use of its products may result in injuries that lead to product liability suits, which could be costly to DJO’s business.

The OIG, the FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may prescribe DJO’s products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the OIG or the FDA, or another regulatory agency determines that DJO’s promotional materials, training, or activities constitute improper promotion of an off-label use, the regulatory agency could request that DJO modify its promotional materials, training, or activities, or subject DJO to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although DJO’s policy is to refrain from statements and activities that could be considered off-label promotion of its products, the FDA, another regulatory agency, or the U.S. Department of Justice could disagree and conclude that DJO has engaged in off-label promotion and, potentially, caused the submission of false claims in violation of federal and state false claims acts, which provide for civil penalties as well as treble damages. In addition, the off-label use of DJO’s products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert DJO’s management’s attention and result in substantial damage awards against DJO.

DJO’s compensation, marketing and sales practices may contain certain risks with respect to the manner in which these practices were historically conducted that could have a material adverse impact on DJO.

Although DJO believes its agreements and arrangements with healthcare providers are in compliance with applicable laws, under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that DJO’s royalty, marketing, product design and consulting arrangements with surgeons and physicians, its marketing and sales practices, and consignment closet arrangements such as its OfficeCare program fall outside permitted arrangements, thereby subjecting it to possible civil and/or criminal sanctions (including exclusion from the Medicare and Medicaid programs), which could have a material adverse impact on DJO’s business. These arrangements are now subject to increased visibility under the provisions of the Physician Payments Sunshine Act/Open Payments provisions. Although DJO believes it maintains a satisfactory compliance program, it may not be adequate in the detection or prevention of violations. The form and effectiveness of DJO’s compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.

Audits or denials of DJO’s claims by government agencies could reduce its revenues or profits.

As part of DJO’s business operations, DJO submits claims on behalf of patients directly to, and receives payments directly from, the Medicare and Medicaid programs and private payors. Therefore, DJO is subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support its claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. DJO has historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. Such reviews or similar audits of DJO’s claims including by RACs (private companies operating on a contingent fee basis to identify and recoup Medicare overpayments) and ZPICs (contractors charged with investigating potential fraud and abuse) could result in material delays in payment, as well as material recoupment or denials, which would reduce DJO’s net sales and profitability, investigations, potential liability under fraud or abuse laws or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

Additionally, DJO participates in the government’s Federal Supply Schedule program for medical equipment, whereby it contracts with the government to supply certain of its products. Participation in this program requires DJO to follow certain pricing practices and other contract requirements. Failure to comply with such pricing practices and/or other contract requirements could result in delays in payment or fines or penalties, which could reduce DJO’s revenues or profits.

If DJO fails to comply with broad based healthcare and other governmental regulations, we could face substantial fines and penalties and DJO’s business, results of operations and financial condition could be adversely affected.

The products DJO offers are highly regulated, and there can be no assurance that the regulatory environment in which DJO operates will not change significantly and adversely in the future. DJO’s arrangements with physicians, other healthcare professionals, hospitals and clinics will expose DJO to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which DJO markets, sells and distributes its products. DJO’s employees, consultants, and commercial partners may engage in misconduct or other improper activities, including failures to comply with regulatory standards and requirements. Federal and state healthcare laws and regulations that directly or indirectly may affect DJO’s ability to conduct business, include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as Medicare. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil damages and penalties for such conduct can further be assessed under the federal False Claims Act. Violations also can result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•
the Stark Law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program (including durable medical equipment and supplies, prosthetics, orthotics, prosthetic devices and supplies, and physical and occupational therapy services), if the physician or an immediate family member of the physician has a financial relationship with the entity providing the designated health services and prohibits that entity from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act (“FCA”);

•
the FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government. These laws can apply to DMEPOS suppliers who submit bills to Medicare and Medicaid, as well as manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, and other federal healthcare programs;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
the federal Physician Payment Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to licensed physicians, certain other healthcare providers, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,278 per failure up to an aggregate of $169,170 per year (or up to an aggregate of $1.127 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•
the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients and may apply to sales and marketing arrangements, including those that have percentage-based fees for patients that are not federal healthcare program beneficiaries; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the E.U. General Data Protection Regulation, or GDPR, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

These laws and regulations, among other things, constrain DJO’s business, marketing and other promotional activities by limiting the kinds of financial arrangements, including royalty, marketing and consulting arrangements, and sales programs DJO may have with hospitals, physicians or other potential purchasers of its products or individuals or entities who recommend its products, and consignment closet arrangements, such as our OfficeCare program. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of DJO’s activities could be subject to challenge under one or more of such laws. Any action brought against DJO for violations of these laws or regulations, even successfully defended, could cause DJO to incur significant legal expenses and divert DJO’s management’s attention from the operation of its business.

Federal and state agencies have become increasingly vigilant in recent years in their investigation of various business practices under the various healthcare “fraud and abuse” laws with respect to DJO’s business arrangements with prescribing physicians, other healthcare professionals and other third-party entities, as well as DJO’s filing of DMEPOS claims for reimbursement.

For example, the OIG announced in January 2018 that it is investigating questionable Medicare billing for off-the-shelf orthotic devices industry wide, and an OIG report is expected in 2019. In particular, the OIG is reviewing potential lack of documentation of medical necessity in patients’ medical records for three types of off-the-shelf orthotic devices (L0648, L0650, and L1833). The OIG will evaluate the extent to which Medicare beneficiaries are being supplied these orthotic devices without an encounter with the referring physician within 12 months prior to their orthotic claim and will analyze billing trends on a nation-wide scale. The results of this investigation could potentially lead to more restrictive Medicare policies or increased claims denials.

The federal government has significantly increased investigations of and enforcement activity involving medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians and other healthcare professionals who use and prescribe their products, as well as financial relationships with other third-party entities in a position to increase utilization of the products. Such investigations can arise based on allegations by the government or private whistleblowers of violations of the federal Anti-Kickback Statute and/or the civil False Claims Act, in connection with or separate from alleged off-label marketing of products to physicians. In addition, significant state and federal investigative and enforcement activity addresses alleged improprieties in interactions with DMEPOS customers and in the filings of claims for payment or reimbursement by Medicare, Medicaid, and other payors.

The fraud and abuse laws and regulations are complex, and even minor, inadvertent irregularities in submissions can potentially give rise to investigations and claims that the law has been violated. Any violations of these laws or regulations could result in a material adverse impact on DJO’s business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, DJO may have to change one or more of its business practices to be in compliance with these laws. Required changes could be costly and time consuming. Any failure to make required changes could result in DJO losing business or its existing business practices being challenged as unlawful. The growth of DJO’s business and sales organization and DJO’s expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of DJO being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against DJO for violation of these or other laws or regulations, even if DJO successfully defends against it, could cause DJO to incur significant legal expenses and divert DJO’s management’s attention from the operation of its business. If DJO’s operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to DJO, DJO may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment, for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, and DJO could be required to curtail or cease DJO’s operations. Any of the foregoing consequences could seriously harm DJO’s business and its financial results.

DJO’s activities are subject to Federal Privacy and Transaction Law and Regulations, which could have an impact on its operations.

HIPAA and the HIPAA Rules impact the transmission, maintenance, use and disclosure of PHI. As such, HIPAA and the HIPAA Rules apply to certain aspects of DJO’s business. To the extent applicable to its operations, DJO believes it is currently in compliance with HIPAA and the applicable HIPAA Rules. There are costs and administrative burdens associated with ongoing compliance with the HIPAA Rules and similar state law requirements. Any failure to comply with current and applicable future requirements could adversely affect DJO’s profitability.

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including PHI by health plans, certain healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI.

Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include civil monetary penalties of up to $57,051 per violation, not to exceed $1.71 million per calendar year for each provision of HIPAA that is violated and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in findings of violations of multiple provisions, leading to possible penalties in excess of $1.71 million for violations in a single year. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact DJO’s business and, if public, harm DJO’s reputation.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, DJO may have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for DJO and its clients and potentially exposing DJO to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to DJO’s business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, or personally identifiable information along with increased customer demands for enhanced data security infrastructure, could greatly increase DJO’s cost of providing its services, decrease demand for its services, reduce its revenue and/or subject it to additional liabilities.

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, is a major issue in the United States and abroad. While DJO strives to comply with all applicable privacy and security laws and regulations, as well as DJO’s own posted privacy policies, legal standards for privacy, including but not limited to ‘‘unfairness’’ and ‘‘deception,’’ as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against DJO by government entities or others, or could cause DJO to lose audience and customers, which could have a material adverse effect on DJO’s business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Concerns about DJO’s practices with regard to the collection, use, retention, disclosure or security of personally identifiable information or other privacy-related matters, even if unfounded and even if DJO is in compliance with applicable laws, could damage DJO’s reputation and harm its business.

In addition, the interpretation and application of consumer, health-related, and data protection laws, especially with respect to genetic samples and data, in the United States, the European Union, or the EU, and elsewhere are often uncertain, contradictory, and in flux. DJO operates or may operate in a number of countries outside of the United States whose laws may in some cases be more stringent than the requirements in the United States.

DJO’s compliance with the HIPAA Rules is currently under investigation by the Office for Civil Rights. If OCR does not agree that DJO is in compliance with the HIPAA Rules, DJO may be subject to civil money penalties or other actions. DJO is unable to predict at this time whether or to what extent OCR will impose any civil monetary penalties or take other action as a result of the incidents.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent DJO from accessing critical information and expose DJO to liability, which could adversely affect DJO’s business and its reputation.

In the ordinary course of our business, DJO collects and stores sensitive data, including PHI, personally identifiable information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by itself or its customers, payers and other parties. DJO manages and maintains its applications and data utilizing a combination of on-site systems and cloud-based data centers. DJO utilizes external security and infrastructure vendors to manage parts of its data centers. DJO also communicates sensitive data, including patient data, telephonically, through its website, through facsimile, through integrations with third-party electronic medical records and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including research and development information, patient data, commercial information and business and financial information. DJO faces a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of DJO being unable to adequately monitor and audit and modify its controls over its critical information. This risk extends to the third-party vendors and subcontractors DJO uses to manage this sensitive data or otherwise process it on its behalf.

The secure processing, storage, maintenance and transmission of this critical information are vital to DJO’s operations and business strategy, and DJO devotes significant resources to protecting such information. Although DJO takes reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and DJO’s information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise DJO’s networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as HIPAA or HITECH, and regulatory penalties. Notice of breaches may be required to affected individuals, the Secretary of the Department of Health and Human Services or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm DJO’s reputation and its ability to compete. Although DJO has implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee DJO can protect its data from breach. Unauthorized access, loss or dissemination could also disrupt DJO’s operations (including its ability to conduct its analysis, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about its tests and other patient and physician education and outreach efforts through its website, and manage the administrative aspects of its business) and damage DJO’s reputation, any of which could adversely affect its business.

Managed care and buying groups have put downward pressure on the prices of DJO’s products.

The growth of managed care and the advent of buying groups in the United States have caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. DJO’s failure to obtain new preferred supplier commitments from major group purchasing organizations or its failure to retain its existing preferred supplier commitments could adversely affect its sales and profitability. In international markets where DJO sells its products, DJO has historically experienced downward pressure on product pricing and other effects of healthcare cost control efforts that are similar to that which DJO has experienced in the United States. DJO expects a continued emphasis on healthcare cost controls, alternate payment models such as bundled payments, and managed care in the United States and in these international markets, which could put further downward pressure on product pricing, which, in turn may adversely affect DJO’s sales and profitability.

DJO must report to FDA and comparable regulatory authorities adverse events and malfunctions that are associated with its products, and it may be required to conduct product recalls. Adverse events, malfunctions and recalls of DJO’s products could harm its reputation and business.

DJO is subject to ongoing medical device reporting regulations that require it to report to the FDA and similar governmental authorities in other countries if it receives a report or otherwise learn that any of its products may have caused, or contributed to death or serious injury, or that any of its products has malfunctioned in a way that would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require DJO to recall its products in the event of actual or potential material deficiencies or defects in design manufacturing, or labeling, and DJO has been subject to product recalls in the past. In addition, in light of an actual or potential material deficiency or defect in design, manufacturing, or labeling, DJO may voluntarily elect to recall its products. A government mandated recall or a voluntary recall initiated by DJO could occur as a result of actual or potential component failures, manufacturing errors, or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm DJO’s reputation with its customers and with the healthcare professionals that use, prescribe and recommend its products. DJO could have product recalls that result in significant costs in the future, and such recalls could have a material adverse effect on its business.

Product liability claims may harm DJO’s business, particularly if the number of claims increases significantly or its product liability insurance proves inadequate.

The manufacture and sale of orthopedic devices and related products exposes DJO to a significant risk of product liability claims. From time to time, DJO has been, and it is currently, subject to a number of product liability claims alleging that the use of its products resulted in adverse effects. Even if DJO is successful in defending against any liability claims, such claims could nevertheless distract its management, result in substantial costs, harm its reputation, adversely affect the sales of all its products and otherwise harm its business. If there is a significant increase in the number of product liability claims, DJO’s business could be adversely affected. Further, a significant increase in claims or adverse outcomes could result in its product liability insurance being inadequate.

DJO’s concentration of manufacturing operations in Mexico increases its business and competitive risks.

DJO’s most significant manufacturing facility is its facility in Tijuana, Mexico, and it also has a relatively small manufacturing operation in Tunisia. DJO’s current and future foreign operations are subject to risks of political and economic instability inherent in activities conducted in foreign countries. Because there are no readily accessible alternatives to these facilities, any event that disrupts manufacturing at or distribution or transportation from these facilities would materially adversely affect DJO’s operations. In addition, as a result of this concentration of manufacturing activities, DJO’s sales in foreign markets may be at a competitive disadvantage to products manufactured locally due to freight costs, custom and import duties and favorable tax rates for local businesses.

If DJO loses one of its key suppliers or one of its contract manufacturers stops making the raw materials and components used in its products, it may be unable to meet customer orders for its products within its budget.

DJO relies on certain key foreign and domestic suppliers for the raw materials and components used in its products. One or more of DJO’s suppliers may decide to cease supplying DJO with raw materials and components for reasons beyond DJO’s control. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to DJO’s use of those materials or components. In addition, in the case of a device which is the subject of a pre-market approval, DJO may be required to obtain prior FDA permission (which may or may not be given), which could delay or prevent DJO’s access or use of such raw materials or components. If DJO is unable to obtain materials it needs from its suppliers or its agreements with its suppliers are terminated, and it cannot obtain these materials from other sources, DJO may be unable to manufacture its products to meet customer orders in a timely manner or within its manufacturing budget. In that event, DJO’s business and results of operations could be adversely affected.

In addition, DJO relies on third parties to manufacture some of its products. For example, DJO uses a single source for many of the home electrotherapy devices its French channel distributes. If DJO’s agreements with these manufacturing companies were terminated, DJO may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair DJO’s ability to meet scheduled deliveries of its products to its customers and may cause its customers to cancel orders. In that event, DJO’s reputation and results of operations may be adversely affected.

Some of DJO’s important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2017, DJO obtained 20% of its total purchased materials from suppliers in China and other parts of Asia. Actions by the U.S. government to withdraw from or materially modify international trade agreements or otherwise influence U.S. trade relations with other countries, could adversely affect DJO’s business, financial condition and results of operations. In addition, political and economic instability and changes in government regulations in China and other parts of Asia could affect DJO’s ability to continue to receive materials from suppliers there. The loss of suppliers in these areas, any other interruption or delay in the supply of required materials or DJO’s inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair DJO’s ability to meet scheduled product deliveries to its customers and could hurt its reputation and cause customers to cancel orders.

In addition, DJO purchases the microprocessor used in the OL1000 and SpinaLogic devices from a single manufacturer. Although there are feasible alternate microprocessors that might be used immediately, all are produced by a single supplier. In addition, there are single suppliers for other components used in the OL1000 and SpinaLogic devices and only two suppliers for the magnetic field sensor employed in them. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly.

If DJO’s patents and other intellectual property rights do not adequately protect its products, DJO may lose market share to its competitors and may not be able to operate its business profitably. DJO may also become involved in litigation regarding its patents and other intellectual property rights which can have a material adverse effect on its operating results and financial condition.

DJO relies on a combination of patents, trade secrets, copyrights, trademarks, license agreements and contractual provisions to establish and protect its intellectual property rights in its products and the processes for the development, manufacture and marketing of its products.

DJO uses non-patented, proprietary know-how, trade secrets, processes and other proprietary information and currently employ various methods to protect this proprietary information, including confidentiality agreements, invention assignment agreements and proprietary information agreements with vendors, employees, independent sales agents, distributors, consultants, and others. However, these agreements may be breached. The FDA or another governmental agency may require the disclosure of such information in order for DJO to have the right to market a product. The FDA may also disclose such information on its own initiative if it should decide that such information is not confidential business or trade secret information. Trade secrets, know-how and other unpatented proprietary technology may also otherwise become known to or independently developed by DJO’s competitors.

In addition, DJO also holds U.S. and foreign patents relating to a number of its components and products and has patent applications pending with respect to other components and products. DJO also applies for additional patents in the ordinary course of its business, as it deems appropriate. However, these precautions offer only limited protection, and its proprietary information may become known to, or be independently developed by, competitors, or its proprietary rights in intellectual property may be challenged, any of which could have a material adverse impact on its business, financial condition and results of operations. Additionally, we cannot assure you that DJO’s existing or future patents, if any, will afford adequate protection or any competitive advantage, that any future patent applications will result in issued patents or that its patents will not be circumvented, invalidated or declared unenforceable.

DJO may become a party to lawsuits involving patents or other intellectual property. Such litigation is costly and time consuming. If DJO loses any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable DJO’s owned or licensed patents or other intellectual property, require DJO to pay significant damages, seek licenses and/or pay ongoing royalties to third parties (which may not be available under terms acceptable to DJO, or at all), require DJO to redesign its products, or prevent it from manufacturing, using or selling its products, any of which would have an adverse impact on its results of operations and financial condition.

Any proceedings before the U.S. Patent and Trademark Office could result in adverse decisions as to the priority of DJO’s inventions and the narrowing or invalidation of claims in issued or pending patents. DJO could also incur substantial costs in any such proceedings. In addition, the laws of some of the countries in which DJO’s products are or may be sold may not protect its products and intellectual property to the same extent as U.S. laws, if at all. DJO may also be unable to protect its rights in trade secrets, trademarks and unpatented proprietary technology in these countries.

In addition, DJO holds patent, trademark and other intellectual property licenses from third parties for some of its products and on technologies that are necessary in the design and manufacture of some of its products. The loss of such licenses could prevent DJO from manufacturing, marketing and selling these products, which in turn could harm its business.

DJO’s business strategy relies on certain assumptions concerning demographic and other trends that impact the market for its products. If these assumptions prove to be incorrect, demand for its products may be lower than it currently expects.

DJO’s ability to achieve its business objectives is subject to a variety of factors, including the relative increase in the aging of the general population and an increase in participation in exercise and sports and more active lifestyles. In addition, DJO’s business strategy relies on an increasing awareness and clinical acceptance of non-invasive, non-systemic treatment and rehabilitation products, such as electrotherapy. DJO believes that these trends will increase the need for its orthopedic, physical therapy, regenerative and surgical implant products. The projected demand for DJO’s products could materially differ from actual demand if its assumptions regarding these trends and acceptance of its products by healthcare professionals and patients prove to be incorrect or do not materialize. If DJO’s assumptions regarding these factors prove to be incorrect, DJO may not be able to successfully implement its business strategy, which could adversely affect its results of operations. In addition, the perceived benefits of these trends may be offset by competitive or business factors, such as the introduction of new products by DJO’s competitors or the emergence of other countervailing trends.

DJO relies on information technology in its operations, and any material failure, inadequacy, interruption or security failure of that technology could harm its business, financial condition, results of operations and prospects.

DJO relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and manage or support a variety of business processes, including medical records, financial transactions and records, personal identifying information, and payroll data. DJO relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential patient and other customer information, such as individually identifiable information, including information relating to health protected by HIPAA. Although DJO has taken steps to protect the security of its information systems and the data maintained in those systems, it is possible that its safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, theft of mobile equipment, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. If personal or otherwise protected information of DJO’s patients is improperly accessed, tampered with or distributed, DJO may incur significant costs to remediate possible injury to the affected patients and it may be subject to sanctions and civil or criminal penalties if it is found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential patient health information. Any failure to maintain proper functionality and security of DJO’s information systems could interrupt DJO’s operations, damage its reputation, subject it to liability claims or regulatory penalties and could have a material adverse effect on its business, financial condition, results of operations and prospects.

DJO could incur significant costs complying with environmental and health and safety requirements, or as a result of liability for contamination or other harm caused by hazardous materials that DJO uses.

DJO’s research and development and manufacturing processes involve the use of hazardous materials. DJO is subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials, discharge to air and water, the cleanup of contamination and occupational health and safety matters. DJO cannot eliminate the risk of contamination or injury resulting from hazardous materials, and DJO may incur liability as a result of any contamination or injury. Under some environmental laws and regulations, DJO could also be held responsible for costs relating to any contamination at its past or present facilities and at third party waste disposal sites where it has sent wastes. These could include costs relating to contamination that did not result from any violation of law, and in some circumstances, contamination that DJO did not cause. DJO may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on DJO’s financial condition. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at DJO’s own or third party sites may require DJO to make additional expenditures, which could be material.

If a natural or man-made disaster strikes DJO’s manufacturing facilities, it will be unable to manufacture its products for a substantial amount of time and its sales will decline.

A significant portion of DJO’s rehabilitation products are manufactured in a facility in Tijuana, Mexico, with a number of products for the European market manufactured in a Tunisian facility. In Vista, California DJO manufactures its custom rigid bracing products, which remain in the United States to facilitate quick turnaround on custom orders, vascular products, and its CMF product line. DJO’s clinical electrotherapy devices, patient care products, physical therapy and certain continuous passive motion devices are now manufactured in its facilities located in Tijuana, Mexico. In DJO’s Surgical Implant business, DJO manufactures its products in its manufacturing facility at Austin, Texas. These facilities and the manufacturing equipment DJO uses to produce its products would be difficult to repair or replace. DJO’s facilities may be affected by natural or man-made disasters. If one of DJO’s facilities were affected by a disaster, DJO would be forced to rely on third party manufacturers or shift production to another manufacturing facility. In such an event, DJO would face significant delays in manufacturing which would prevent it from being able to sell its products. In addition, DJO’s insurance may not be sufficient to cover all of the potential losses and may not continue to be available to DJO on acceptable terms, or at all.

If DJO does not achieve and maintain effective internal controls over financial reporting, it could fail to accurately report its financial results.

During the course of the preparation of DJO’s financial statements, DJO evaluates its internal controls to identify and correct deficiencies in its internal controls over financial reporting. In the event DJO is unable to identify and correct deficiencies in its internal controls in a timely manner, it may not record, process, summarize and report financial information accurately and within the time periods required for its financial reporting under the terms of the agreements governing its indebtedness.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Annapolis Junction, Maryland in a facility that we lease. As of December 31, 2018, our Air and Gas Handling reportable segment had 7 principal production facilities in the U.S. representing 0.7 million and 0.1 million square feet of owned and leased space, and 25 principal production facilities in 16 different countries outside the U.S. in Asia, Europe, the Americas, and South Africa, representing a total of 2.5 million and 0.3 million square feet of owned and leased space, respectively. Additionally, as of December 31, 2018, our Fabrication Technology segment had a total of 5 production facilities in the U.S., representing a total of 0.6 million and 0.7 million square feet of owned and leased space, and 33 production facilities outside the U.S., representing a total of 7.3 million and 2.2 million square feet of owned and leased space, respectively, in 16 countries in Australia, Central and Eastern Europe, Central and South America and Asia.

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

Name	Age	Position
Matthew L. Trerotola	51	President and Chief Executive Officer and Director, Colfax Corporation
Christopher M. Hix	56	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Daniel A. Pryor	50	Executive Vice President, Strategy and Business Development
Ian Brander	57	Chief Executive Officer, Howden
Shyam Kambeyanda	48	Senior Vice President, President and CEO of ESAB
Lynn Clark	61	Senior Vice President, Global Human Resources
Jason MacLean	49	Senior Vice President, Colfax Business System and Supply Chain Strategy

Matthew L. Trerotola has been President and Chief Executive Officer since July 2015. Prior to joining Colfax, Mr. Trerotola was an Executive Vice President and a member of DuPont’s Office of the Chief Executive, responsible for DuPont’s Electronics & Communications and Safety & Protection segments. Mr. Trerotola also had corporate responsibility for DuPont’s Asia-Pacific business. Many of Mr. Trerotola’s roles at DuPont involved applying innovation to improve margins and accelerate organic growth in global businesses. Prior to rejoining DuPont in 2013, Mr. Trerotola had served in leadership roles at Danaher Corporation since 2007, and was most recently Vice President and Group Executive for Life Sciences. Previously, Mr. Trerotola was Group Executive for Product Identification from 2009 to 2012, and President of the Videojet business from 2007 to 2009. While at McKinsey & Company from 1995 to 1999, Mr. Trerotola focused primarily on helping industrial companies accelerate growth. Mr. Trerotola earned his Masters of Business Administration (“M.B.A.”) from Harvard Business School and his Bachelor of Science (“B.S.”) in Chemical Engineering from the University of Virginia.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 6, 2019, there were 34,340 holders of record of our Common stock.

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

Under the repurchase program, the Company repurchased 6,449,425 shares of its Common stock in open market transactions for $200.0 million in 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
09/29/18 - 10/26/18	—	$—		—	$99,997,744
10/27/18 - 11/23/18	—	—		—	99,997,744
11/24/18 - 12/31/18	—	—		—	99,997,744
Total	—	$—	(1)	—	$99,997,744	(2)

(1) Represents the weighted-average price paid per share during the three months ended December 31, 2018.
(2) Represents the repurchase program limit authorized by the Board of Directors of $300 million less the value of purchases made during the year ended December 31, 2018.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$3,666,812	$3,300,184	$3,185,753	$3,434,352	$3,971,059
Operating income	236,943	76,084	236,848	265,038	377,618
Specific costs included in Operating income:
Restructuring and other related charges	77,686	68,351	58,496	56,822	51,133
Goodwill and intangible asset impairment	—	152,700	238	1,486	—
Net income (loss) from continuing operations	182,823	(54,540)	154,752	176,950	400,381
Net income (loss) per share from continuing operations - diluted	1.40	(0.59)	1.12	1.26	2.86
Net (loss) income per share from discontinued operations - diluted	(0.24)	1.81	(0.08)	0.08	0.16
Balance Sheet and Other Data:
Cash and cash equivalents	245,019	262,019	208,814	178,993	281,066
Total assets	6,603,872	6,709,697	6,338,440	6,732,919	7,211,517
Total debt, including current portion	1,198,742	1,061,071	1,292,144	1,417,547	1,536,810
Net cash provided by operating activities	226,367	218,770	246,974	303,813	385,758

(1)
During 2018, we repurchased approximately $200 million of our Common stock. See Note 13, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)
In 2017, we divested our Fluid Handling business for total consideration, including certain post-closing adjustments, of $860.6 million. Refer to Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(3)
During 2016, we repurchased approximately $21 million of our Common stock. See Note 13, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)	In 2015, we repurchased approximately $27 million of our Common stock.

(5)
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

Colfax conducts its operations through two operating segments: Air and Gas Handling and Fabrication Technology.

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

We have a global footprint, with production facilities in Europe, North America, South America, Asia, Australia and Africa. Through our reportable segments, we serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified and includes commercial, industrial and government customers.

Integral to our operations is CBS. CBS is our business management system, including a comprehensive set of tools. It includes repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

Recent Developments

Acquisition of DJO

In November 2018, we entered into a definitive agreement to acquire DJO Global Inc. (“DJO”) for $3.2 billion in cash. DJO is a global developer, manufacturer and distributor of high-quality medical devices with a broad range of products used for orthopedic bracing, reconstructive implants, rehabilitation, pain management and physical therapy. Its products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. DJO currently develops, manufactures and distributes its products through the following two markets: Prevention & Rehabilitation and Reconstructive.

This acquisition is expected to be completed during the first quarter of 2019. The related bank, senior notes and equity financing for the acquisition was completed in February 2019. The DJO acquisition represents a strategic evolution of Colfax that creates a new growth platform in the high-margin orthopedic solutions market.

Air and Gas Handling Business

Concurrent with our announcement of the DJO acquisition, we also announced that we are exploring strategic options for the Air and Gas Handling business including a potential divestiture. We have hired an advisor to assist in the process but cannot predict the outcome.

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. Our current business mix is expected to be well balanced between long- and short-cycle businesses, sales in emerging markets and developed nations and foremarket and aftermarket products and services. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

We face a number of challenges and opportunities, including the successful integration of new acquisitions, application and expansion of our CBS tools to improve margins and working capital management, and rationalization of assets and costs.

We expect strategic acquisitions, such as our pending acquisition of DJO, to contribute to our growth. In the short-term, we will focus on reducing leverage levels associated with financing for the DJO acquisition. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and Segment operating income (loss), which represents Operating income before Goodwill and intangible asset impairment charge, and Restructuring and other related charges.

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

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2018, approximately 77% of our sales were shipped to locations outside of the U.S. Accordingly, we are affected by levels of industrial activity and economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, participating in the expansion of market opportunities in emerging markets, successfully completing global strategic acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market, customer and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 76% for 2018, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant to our discussion. Changes in foreign exchange rates had an immaterial impact on Net sales and Income from continuing operations before income taxes for the year ended December 31, 2018 and 2017. Changes in foreign exchange rates since December 31, 2017 decreased net assets by approximately 7%.

During 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations into Brazilian real, the functional currency of the Argentinian entity’s direct parent. Gains and losses from the re-measurement are reflected in current earnings. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates. As of and for the year ended December 31, 2018, the Argentina operation represented less than 2% of our Total assets and Net sales. The devaluation of the peso resulted in a loss of $2.5 million recognized in the Fabrication Technology segment operating income during 2018.

Economic Conditions

Demand for our products depends in part on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on general economic conditions as well as access to capital at reasonable cost. Additionally, volatility in commodity prices, including oil, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. While demand can be cyclical, we believe that our diversified operations generally limit the impact of a downturn in any one market on our consolidated results. Since the second half of 2017, declines in activity in the oil, gas, and petrochemical and power generation end markets impacted our Air and Gas Handling segment. These declines reduced the levels of capital invested and maintenance expenditures made by certain of our customers, which in turn has reduced the demand for our products and services. During 2018, our Air and Gas Handling segment has strategically focused on initiatives to grow general industrial end markets, which has helped offset the impacts from the oil, gas, and petrochemical and power generation end markets.

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

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Foremarket and equipment	39%	40%	40%
Aftermarket and consumables	61%	60%	60%

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

Air and Gas Handling

During 2018, we completed two acquisitions in our Air and Gas Handling segment for an aggregate net cash consideration of $35.9 million, subject to certain purchase price adjustments. These acquisitions expanded our technology and service offering for mining ventilation applications.

During 2017, we completed two acquisitions in this segment for an aggregate purchase price of $219.6 million. This includes the acquisition of Siemens Turbomachinery Equipment GmbH (STE) from Siemens AG in the fourth quarter for cash consideration of $214.6 million. This acquisition broadened the segment’s range of compression solutions and expanded its product offering into smaller steam turbines, and expands our end markets and product portfolio in environmental and industrial markets worldwide.

Fabrication Technology

During 2018, we completed two acquisitions in the Fabrication Technology segment for net cash consideration of $245.1 million, subject to certain purchase price adjustments. This includes the acquisition of Gas Control Equipment (GCE) in the fourth quarter for cash consideration of $207.0 million. This acquisition expanded our technology and service offering for specialty gas applications.

During 2017, we completed three acquisitions for an aggregate purchase price of $128.3 million. These acquisitions broadened our product offering and technology content.

During 2016, we deployed approximately $26 million to acquire a business that increased the segment’s product and technology offerings.

Total Company

Sales, Orders and Backlog

Net sales from continuing operations increased from $3.2 billion in 2016 to $3.3 billion in 2017 and to $3.7 billion in 2018. The following table presents the components of changes in consolidated Net sales from continuing operations and, for our Air and Gas Handling segment, orders and order backlog:

			Air and Gas Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(In millions)

As of and for the year ended December 31, 2016	$3,185.8		$1,305.0		$796.1
Components of Change:
Existing businesses(2)	(15.7)	(0.5)%	(44.1)	(3.4)%	(57.0)	(7.2)%
Acquisitions(3)	85.2	2.7%	34.7	2.7%	105.3	13.2%
Foreign currency translation(4)	44.9	1.4%	10.9	0.8%	49.0	6.2%
	114.4	3.6%	1.5	0.1%	97.3	12.2%
As of and for the year ended December 31, 2017	$3,300.2		$1,306.5		$893.4
Components of Change:
Existing businesses(2)	127.5	3.9%	(30.3)	(2.3)%	(49.4)	(5.5)%
Acquisitions(3)	260.8	7.9%	136.9	10.5%	30.8	3.4%
Foreign currency translation(4)	(21.7)	(0.7)%	23.3	1.7%	(42.6)	(4.8)%
	366.6	11.1%	129.9	9.9%	(61.2)	(6.9)%
As of and for the year ended December 31, 2018	$3,666.8		$1,436.4		$832.2

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

The increase in Net sales from existing businesses during 2018 compared to 2017 was attributable to sales from both acquisitions and existing businesses. Net sales from acquisitions in our Air and Gas Handling segment and Fabrication Technology segment were $141.2 million and $119.6 million, respectively. Net sales from existing businesses increased $171.5 million in our Fabrication Technology segment and decreased $44.0 million in our Air and Gas Handling segment. Fluctuation of foreign currency translation rates had a negative impact on Net sales of $21.7 million during the year. Air and Gas Handling orders increased by $129.9 million during 2018 in comparison to 2017; orders excluding acquisitions and foreign currency translation effects decreased $30.3 million. The decrease is primarily attributable to a decline in the power generation end market, and a $20 million cancellation during the second quarter of 2018 due to newly-implemented restrictions implemented by the U.S. government.

The decrease in Net sales from existing businesses during 2017 compared to 2016 was attributable to decreases of $74.7 million in our Air and Gas Handling segment, mostly offset by an increase of $59.0 million in our Fabrication Technology segment. Air and Gas Handling orders, net of cancellations and excluding acquisitions and foreign currency translation effects, decreased $44.1 million during 2017 in comparison to 2016 due to large project bookings during the second half of 2016 that did not repeat, delays in orders in the second half of 2017, and lower demand in power generation markets. The decline was partially offset by increases in general industrial and other end markets.

Operating Results

The following table summarizes our results from continuing operations for the comparable three year period.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Gross profit	$1,132.8	$1,029.5	$992.4
Gross profit margin	30.9%	31.2%	31.2%
Selling, general and administrative expense	$818.2	$732.3	$696.8
Restructuring and other related charges	$77.7	$68.4	$58.5
Goodwill and intangible asset impairment charge	$—	$152.7	$0.2
Operating income	$236.9	$76.1	$236.8
Operating income margin	6.5%	2.3%	7.4%
Pension settlement loss	$—	$46.9	$—
Loss on short term investments	$10.1	$—	$—
Interest expense, net	$44.1	$41.1	$30.3
(Benefit) provision for income taxes	$—	$42.6	$51.8

2018 Compared to 2017

The $103.3 million increase in Gross profit during 2018 in comparison to 2017 was attributable to an increase of $57.8 million in our Fabrication Technology segment and $45.6 million in our Air and Gas Handling segment. Acquisitions contributed $87.9 million of gross profit and restructuring initiatives added $19.9 million when compared to 2017. The positive impact of acquisitions and restructuring benefits was partially offset by lower sales volume in the Air and Gas Handling segment. Gross profit margin for 2018 included the effect in our Fabrication Technology segment of higher customer prices for certain products to offset input cost inflation, which commensurately increased both Net sales and Cost of sales and compressed total company Gross profit margin by 80 basis points.

Selling, general and administrative expense increased by $85.9 million during 2018 in comparison to 2017. The increase was mainly driven by a $74.2 million increase associated with acquisitions completed in 2018 in both Air and Gas Handling and Fabrication Technology segments. Additionally, $6.6 million of acquisition-related costs were incurred during 2018 mainly related to the DJO acquisition.

During 2017, we recorded impairment charges totaling $152.7 million. These charges consisted of a goodwill impairment of $150.2 million and an indefinite-lived trademark impairment charge of $2.5 million. Both charges related to our Air and Gas Handling segment. Additionally, we incurred a $46.9 million non-cash pension settlement loss in connection with a third-party buyout of one of our pension plans.

The Loss on short term investments of $10.1 million during 2018 was due to the change in fair value and subsequent sale of the CIRCOR Shares received in connection with the Fluid Handling business sale.

Interest expense during 2018 increased by $3.0 million compared to 2017, primarily attributable to higher interest rates on our senior unsecured debt.

Income from continuing operations before income taxes was $182.8 million with a slight income tax benefit for 2018. The effective tax rate for continuing operations during 2018 was 0.0%, which was lower than the U.S. federal statutory tax rate primarily due to a reduction in Tax Act related amounts originally provided for in the year ended December 31, 2017, U.S. R&D and foreign tax credits, the realization of deferred tax assets that previously had valuation allowances and the net favorable reduction of uncertain tax positions. These favorable items were offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized and permanent adjustments in an international jurisdiction. Loss from continuing operations before income taxes was $12.0 million and the Provision for income taxes was $42.6 million for 2017. The effective tax rate for continuing operations during 2017 was (355.0)%, which was lower than the U.S. federal statutory tax rate primarily due to non-deductible impairment losses, losses in certain jurisdictions where a tax benefit is not expected to be recognized offset in part by foreign earnings where international tax rates that are lower than the 2017 U.S. tax rate. The Tax Act provisional amounts did not have a significant net impact on the effective tax rate for 2017.

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

During 2017, we recorded impairment charges totaling $152.7 million. These charges consisted of a goodwill impairment of $150.2 million and an indefinite-lived trademark impairment charge of $2.5 million. Both charges related to our Air and Gas Handling segment. Additionally, we incurred a $46.9 million non-cash pension settlement loss in connection with a third-party buyout of one of our pension plans.

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

Air and Gas Handling

The following table summarizes selected financial data for our Air and Gas Handling segment:

	Year Ended
	2018	2017	2016
	(Dollars in millions)
Net sales	$1,473.7	$1,362.9	$1,385.3
Gross profit	403.5	357.9	370.4
Gross profit margin	27.4%	26.3%	26.7%
Selling, general and administrative expense	$269.5	$231.7	$220.3
Segment operating income	134.0	126.2	150.1
Segment operating income margin	9.1%	9.3%	10.8%
Items not included in segment results:
Restructuring and other related items	$48.6	$52.2	$26.8
Goodwill and intangible asset impairment charge	—	152.7	—

Net sales increased by $110.8 million with acquisition-related growth contributing $141.2 million. Net sales from existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, decreased by $44.0 million during 2018 in comparison to 2017 primarily due to declines in the power generation and oil, gas, and petrochemical end markets, partially offset by increases in general industrial and other end markets. Additionally, changes in foreign exchange rates had a positive impact of $13.6 million on Net sales. Gross profit increased during 2018, reflecting acquisition-related growth of $44.7 million and a positive foreign currency translation impact of $3.9 million. Gross profit margin improved 110 basis points during 2018, reflecting positive impacts of acquisitions, savings from previously executed restructuring initiatives, improved project execution and favorable change in project mix driven by our aftermarket initiatives. Selling, general and administrative expense increased during 2018 compared to 2017 due to $41.0 million acquisition-related growth and foreign currency translation impact of $4.2 million partially offset by a $7.1 million gain on sale of facility recognized in the first quarter of 2018. Restructuring and other related charges decreased during 2018 as certain projects to eliminate excess cost in response to the change in market conditions in late 2017 were completed.

Net sales from existing businesses decreased by $74.7 million during 2017 in comparison to 2016 primarily due to declines in the oil, gas, and petrochemical and power generation end markets, partially offset by increases in mining and general industrial and other end markets. Additionally, acquisition-related growth contributed $37.1 million, and changes in foreign exchange rates had a positive impact of $15.2 million on Net sales. Gross profit and Gross profit margin decreased during 2017, which was primarily the result of lower volumes and project margins. These decreases were partially offset by $8.6 million of acquisition-related growth and $18.6 million incremental benefits realized from restructuring programs and cost savings initiatives. Selling, general and administrative expense increased during 2017 compared to 2016, which is mainly the result of acquisition-related increases of $10.4 million. The lower Segment operating income and Segment operating income margin in 2017 compared to 2016 were the result of lower Gross profit and the increase in Selling, general and administrative expense discussed above. Restructuring and other related charges increased during 2017 driven by accelerated cost reduction programs to eliminate excess cost in response to the current market conditions. In 2017, we recorded a goodwill impairment charge of $150.2 million and a trade name impairment charge of $2.5 million, as a result of conclusions reached from performing our annual impairment tests.

Fabrication Technology

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended
	2018	2017	2016
	(Dollars in millions)
Net sales	$2,193.1	$1,937.3	$1,800.5
Gross profit	729.4	671.6	622.0
Gross profit margin	33.3%	34.7%	34.5%
Selling, general and administrative expense	$479.4	$447.2	$426.6
Segment operating income	$249.9	$224.4	$195.4
Segment operating income margin	11.4%	11.6%	10.9%
Items not included in segment results:
Restructuring and other related items	$29.1	$16.2	$31.7
Intangible asset impairment charge	—	—	0.2

The 13.2% Net sales increase during 2018 compared to 2017 was primarily the result of an increase in existing businesses of $171.5 million with continued growth in most markets and acquisition-related growth of $119.6 million. Changes in foreign exchange rates had a negative impact of $35.3 million on Net sales. The growth rate from existing businesses included 4.8% from increased customer prices to address higher material and inflation costs, and 4.1% from higher volumes. The increase in Gross profit during 2018 is driven by the acquisition-related growth of $43.2 million and increased sales volumes. Gross margin decreased 140 basis points due to the dilutive effect of input cost inflation being addressed by higher customer prices for certain products. Selling, general and administrative expense increased by $32.2 million in 2018 as compared to 2017, primarily driven by an $33.2 million acquisition-related increase and higher costs to support growth initiatives, offset by a $10.9 million net benefit from facility sales in the fourth quarter. Restructuring and other related items increased in 2018 in comparison to 2017, as a result of expanded cost reduction programs.

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

Liquidity and Capital Resources

Overview

We have financed our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and issuances of equity. We expect that our primary ongoing requirements for cash will be for current and projected debt service requirements, working capital, acquisitions, capital expenditures, asbestos-related expenses and funding of pension plans and restructuring programs. If determined appropriate for strategic acquisitions or other corporate purposes, we believe we could raise additional funds in the form of debt or equity. As of December 31, 2018, we had $1.2 billion of outstanding indebtedness. We are also party to letter of credit facilities with total capacity of $757.4 million, of which $344.1 million were outstanding as of December 31, 2018.

In November 2018, we entered into a definitive agreement to acquire DJO for $3.2 billion in cash. We are financing this acquisition, in part, by (1) entering into the New Credit Facility (as described below in this section); (2) an offering for $460 million of tangible equity units; and (3) an offering for $1 billion of senior unsecured notes (the “2024 Notes” and “2026 Notes”). See Note 12, “Debt” and Note 20 “Subsequent Events” in the accompanying Notes to Consolidated Financial Statements for further information.

Equity Capital

On February 12, 2018, our Board of Directors authorized the repurchase of up to $100 million of our Common stock from time-to-time on the open market or in privately negotiated transactions. The Board of Directors increased the repurchase authorization by an additional $100 million on June 6, 2018, and again for an additional $100 million on July 19, 2018. As of December 31, 2018, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million.

On October 11, 2015, our Board of Directors authorized the repurchase of up to $100.0 million of our Common stock from time-to-time on the open market or in privately negotiated transactions, which were to be retired upon repurchase. During the year ended December 31, 2016, we repurchased 1,000,000 shares of our Common stock in open market transactions for $20.8 million. The repurchase program expired as of December 31, 2016. See Note 13, “Equity” in the accompanying Notes to Consolidated Financial Statements for further information.

DB Credit Agreement

The proceeds of the loans under the DB Credit Agreement were used by us to repay in full balances under our preexisting credit agreement, as well as for working capital and general corporate purposes. The DB Credit Agreement consists of a term loan in the aggregate amount of $750.0 million (the “Term Loan”) and a revolving credit facility (the “Revolver”) with a commitment capacity of $1.3 billion, each of which had an initial maturity term of five years. The Revolver contains a $50.0 million swing line loan sub-facility. See Note 12, “Debt” in the accompanying Notes to Consolidated Financial Statements for further information.

As of December 31, 2018, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.92%, excluding accretion of original issue discount and deferred financing fees, and there was $1.1 billion available on the revolving credit facility.

We currently intend to repay the existing Term Loan Facility and the Revolver with the proceeds of the New Credit Facility (as defined below), at which time the Term Loan Facility and Revolver will be terminated.

Euro Notes

On April 19, 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due on April 15, 2025 and have an interest rate of 3.25%. The proceeds from the Euro Notes offering were used to repay borrowings under our DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of our domestic subsidiaries.

In total, as of December 31, 2018, we had an original issue discount of $1.5 million and deferred financing fees of $6.9 million included in its Consolidated Balance Sheet as of December 31, 2018, which will be accreted to Interest expense primarily using the effective interest method, over the life of the applicable debt.

2022 Tangible Equity Units

On January 11, 2019, we issued $460 million in tangible equity units. We offered 4 million of its 5.75% tangible equity units at the stated amount of $100 per unit. An option to purchase up to an additional 600,000 tangible equity units at the stated amount of $100 per unit was exercised in full at settlement. Total cash of $447.7 million was received upon closing, comprised of $377.8 million prepaid stock purchase contracts and $69.9 million of senior amortizing notes due January 2022. The proceeds will be used to finance a portion of the purchase price for the DJO acquisition and for general corporate purposes. If the DJO acquisition does not close by May 19, 2019, we will have the option to exercise certain redemption rights. Unless the 4.6 million stock purchase contracts are redeemed by us or settled earlier at the unit holder’s option, they are mandatorily convertible into shares of our common stock at not less than 4.0 shares per purchase contract or more than 4.8054 shares per purchase contract on January 15, 2022. This corresponds to not less than 18.4 million shares and not more than 22.1 million shares at the maximum.

2024 Notes and 2026 Notes

On February 5, 2019, CFX Escrow Corporation issued two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”) to finance a portion of the DJO acquisition. The 2024 Notes are due on February 5, 2024 and have an interest rate of 6.0%. The 2026 Notes are due on February 5, 2026 and have an interest rate of 6.375%. Upon closing of the acquisition, we will assume all of CFX Escrow Corporation’s obligations under the 2024 Notes and 2026 Notes and each tranche of notes will be guaranteed by certain of our domestic subsidiaries.

New Term Loan Facilities and New Revolving Credit Facility

On December 17, 2018, we entered into a credit agreement (the “New Credit Facility”) by and among the Company, as the borrower, certain of our U.S. subsidiaries identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein. The New Credit Facility consists of a revolving credit facility which totals $1.3 billion in commitments (the “New Revolver”) and a Term A-1 loan in an aggregate amount of $1.2 billion (the “Five Year Term Loan”), each of which matures in five years, and a Term A-2 loan in an aggregate amount of $500 million, which matures in two years (the “Two Year Term Loan” and, together with the Five Year Term Loan, the “New Term Loan Facilities”). The New Revolver contains a $50 million swing line loan sub-facility.

The initial credit extensions under the New Credit Facility will only be made available to us, subject to certain conditions precedent, on the date of consummation of the DJO acquisition. The proceeds of such initial credit extensions shall be used on such date (i) to replace the commitments, and repay in full amounts outstanding, under the DB Credit Agreement, (ii) to pay a portion of the consideration in connection with the DJO acquisition, and (iii) for fees and expenses related to the foregoing. Following the consummation of the DJO acquisition, credit extensions under the New Revolver will be used for working capital and general corporate purposes.

The New Term Loan Facilities and the New Revolver will bear interest, at our election, at either the base rate (as defined in the New Credit Facility) or the Eurocurrency rate (as defined in the New Credit Facility), in each case, plus the applicable interest rate margin. See Note 12, “Debt” in the accompanying Notes to Consolidated Financial Statements for further information.

Other Indebtedness

In addition to the debt agreements discussed above, we are party to various bilateral credit facilities with a borrowing capacity of $271.9 million. As of December 31, 2018, outstanding borrowings under these facilities totaled $71.0 million, with a weighted average borrowing rate of 3.59%.

We are also party to letter of credit facilities with an aggregate capacity of $757.4 million. Total letters of credit of $344.1 million were outstanding as of December 31, 2018.

Cash Flows

As of December 31, 2018, we had $245.0 million of Cash and cash equivalents, a decrease of $17.0 million from $262.0 million as of December 31, 2017. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net cash provided by operating activities	$226.4	$218.8	$247.0
Purchases of property, plant and equipment, net	(69.6)	(68.8)	(63.3)
Proceeds from sale of property, plant and equipment	34.8	21.2	7.2
Acquisitions, net of cash received	(290.9)	(346.8)	(26.0)
Proceeds from sale of business, net	18.4	490.3	—
Sale of short term investment, net	139.5	—	—
Other, net	—	(6.1)	—
Net cash (used in) provided by investing activities	(167.9)	89.9	(82.0)
Proceeds from (repayments of) borrowings, net	158.2	(277.3)	(118.8)
Proceeds from issuance of common stock, net	4.7	6.9	2.2
Common stock repurchases	(200.0)	—	(20.8)
Other	(10.1)	(10.0)	(7.8)
Net cash used in financing activities	(47.2)	(280.4)	(145.2)
Effect of foreign exchange rates on Cash and cash equivalents	(28.4)	12.1	4.5
(Decrease) increase in Cash and cash equivalents	$(17.0)	$40.3	$24.3

Cash used in operating activities of discontinued operations for the year ended December 31, 2018 primarily includes net cash outflows related to asbestos claims of $5.6 million. Cash provided by operating activities of discontinued operations was $65.2 million and $23.1 million, respectively during 2017 and 2016. Cash used in or provided by our discontinued operations is included in net cash provided by operating activities above. Cash used in investing activities of discontinued operations, which is included in net cash (used in) provided by investing activities above, was $10.1 million and $3.9 million during 2017 and 2016, respectively.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $5.6 million, $3.7 million and $16.0 million during 2018, 2017 and 2016, respectively. Net cash outflows for 2018 and 2017 were net of $57.0 million and $63.9 million, respectively, of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2018, 2017 and 2016, cash contributions for defined benefit plans were $36.3 million, $37.9 million and $34.5 million, respectively.

•	During 2018, 2017 and 2016, cash payments of $51.4 million, $30.7 million and $66.6 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During 2018, net working capital consumed cash of $31.0 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventories driven by revenue growth. The net increase was offset by an increase in both payables and customer advances and billings in excess of costs. During 2017, net working capital consumed cash of $92.5 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventories driven by revenue growth and timing of collections and shipments. During 2016, net working capital consumed cash of $31.4 million, before the impact of foreign exchange, primarily due to an increase in receivables and lower billings in excess of costs incurred associated with our Air and Gas business segment. The net increase was offset by an increase in payables in our Air and Gas Handling segment and Fabrication Technology segment and partially offset by decline in inventory levels in our Fabrication Technology segment.
Cash flows provided by investing activities during 2018 included $18.4 million of cash and $139.5 million in proceeds from the sale of CIRCOR common stock related to the 2017 sale of our Fluid Handling business. Cash flows used in investing activities during the 2018 were mainly associated with two acquisition in our Fabrication Technology segment and two acquisitions in our Air and Gas Handling segment totaling net cash outflows of $290.9 million. Cash flows provided by investing activities during 2017 included net proceeds of $490.3 million from the sale of the Fluid Handling business and net cash outflows of $346.8 million associated with two acquisitions in our Air and Gas Handling segment and three acquisitions in our Fabrication Technology segment.
Cash flows used in financing activities for 2018 were impacted by the repurchase of 6.4 million shares of our Common stock for $200.0 million, partially offset by $158.2 million of proceeds from borrowings. The outflow in 2017 is attributable to the repayment of borrowings under the DB credit agreement and bilateral credit facilities for $651.8 million, reduced by proceeds from the issuance of Euro Notes. The cash outflows in 2016 were due to repayment of borrowings under the DB credit agreement and bilateral credit facilities of $118.8 million and share repurchases of $20.8 million.
Our Cash and cash equivalents as of December 31, 2018 included $242.0 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes and other local statutory restrictions.
Prior Disclosure Under Section 13(r) of the Exchange Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, Colfax is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, including certain activities involving Iran.

In the twelve months ended December 31, 2018, certain Colfax non-U.S. subsidiaries conducted business involving Iran authorized by the Office of Foreign Assets Control (“OFAC”) under General License H and Sec. 560.537 of the Iranian Transactions and Sanctioned Regulations (“ITSR”). General License H authorized U.S.-owned or -controlled foreign entities to engage in certain business involving Iran and Sec. 560.537 authorized the wind down of such business on or before November 4, 2018.

In October 2018, a non-U.S. Howden subsidiary in the Czech Republic sold a control system valued at $57,083 for end use in the Iranian petrochemical sector pursuant to Sec. 560.537. The sale did not generate a profit. The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company’s Quarterly Reports on 10-Q for the quarter ended June 29, 2018 is also hereby incorporated by reference. In compliance with the revocation of General License H and the expiration of Sec. 560.537, we do not intend to continue these activities.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2018.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In millions)
Debt	$6.3	$798.5	$—	$400.1	$1,204.9
Interest payments on debt(1)	38.3	32.4	26.4	17.0	114.1
Operating leases	35.5	46.6	25.5	30.4	138.0
Purchase obligations(2)	252.7	20.1	1.5	—	274.3
Total	$332.8	$897.6	$53.4	$447.5	$1,731.3

(1)	Variable interest payments are estimated using a static rate of 3.92%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2018, which are estimated to be $14.4 million for the year ending December 31, 2019. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2018 other than outstanding letters of credit of $344.1 million, unconditional purchase obligations with suppliers of $274.3 million, and $138.0 million of future operating lease payments.

On February 5, 2019, CFX Escrow Corporation issued two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”). Upon closing of the DJO acquisition, we will assume all of CFX Escrow Corporation’s obligations under the 2024 Notes and 2026 Notes. See Note 12, “Debt” for further information.

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

We sold our Fluid Handling business to CIRCOR International (“CIRCOR”), Inc., a Delaware corporation on December 11, 2017. Pursuant to a definitive purchase agreement (the Purchase Agreement) signed on September 24, 2017, we retained the asbestos-related contingencies and insurance coverages. However, as we did not retain an interest in the ongoing operations of the business subject to the contingencies, we have classified asbestos-related activity in our Consolidated Statements of Operations as part of Income (loss) from discontinuing operations, net of taxes. See Note 4, “Discontinued Operations” for further information.

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

Retirement Benefits

Pension obligations and other post-retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post-retirement expense recognized in future periods. These assumptions may also have an effect on the amount and timing of future cash contributions. See Note 15, “Defined Benefit Plans” in the accompanying Notes to Consolidated Financial Statements for further information.

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

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, we may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is impaired. Pursuant to ASU 2017-04, which we elected to adopt during the three months ended December 31, 2017, if the carrying value of the reporting unit’s Goodwill is greater than its fair value, an impairment loss is recorded equal to the excess of the carrying value over its fair value.

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

In 2016, we experienced a concurrent decline in numerous end-markets and geographic markets that negatively impacted both of our reporting units. We elected not to perform qualitative assessments of Goodwill and instead, proceeded directly to performing the first step of quantitative Goodwill impairment test for its 2016 annual impairment test. The quantitative impairment assessment of Goodwill for each of the Fabrication Technology and Air and Gas Handling reporting units, based on the methodologies identified above, resulted in calculated fair values that exceeded the carrying values for both reporting units. As such, no impairment charges were recorded as a result of the annual Goodwill impairment analysis performed as of October 1, 2016.

Due to continued declines in various end markets for the Air and Gas Handling reporting unit, we performed a quantitative analysis for this reporting unit as of September 29, 2018 and September 30, 2017 as part of our annual goodwill impairment testing. In 2017, the quantitative Goodwill impairment assessment for the Air and Gas Handling reporting unit resulted in a calculated fair value lower than carrying value. As a result, an impairment charge of $150.2 million, which equals the excess of the carrying value over the fair value, was recorded for the year ended December 31, 2017. In 2018, the Air and Gas Handling reporting unit resulted in a carrying value lower than the calculated fair value. As a result, no impairment existed. A qualitative assessment of Goodwill was performed for the Fabrication Technology reporting unit for the year ended December 31, 2018 and 2017, which indicated no impairment existed.

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

The annual impairment analysis performed as of October 1, 2016 for indefinite-lived intangible assets resulted in no impairment charges.

During the annual impairment analysis for the year ended December 31, 2017, quantitative analyses were performed, as of September 30, 2017 for the Air and Gas Handling reporting unit trade names due to continued declines in various end markets. The analyses determined the fair value was lower than carrying value for one trade name, which resulted in an impairment charge of $2.5 million for that trade name. The calculated fair value of the trade name was $11.7 million and is included in Level Three of the fair value hierarchy. For another indefinite-lived intangible trade name, the analysis determined the fair value was marginally greater than its $22.1 million carrying value. A qualitative assessment was performed for the Fabrication Technology reporting unit trade names for the year ended December 31, 2018 and 2017, which indicated no impairment existed.

Due to changes in market multiples, weighted average cost of capital and, to a lesser extent, declines in certain end markets for the Air and Gas Handling reporting unit during the year ended December 31, 2018, we decided to perform a quantitative analysis for this reporting unit as of September 29, 2018. The quantitative analysis resulted in a calculated fair value that was higher than the reporting unit’s carrying value by 9%. As a result, no impairment charges were recorded.

Impairment charges related to Goodwill and Indefinite-lived intangible assets are included in Goodwill and intangible assets impairment charges in the Consolidated Statements of Income.

The continuation of a sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2018, we have Goodwill of $2.6 billion and indefinite lived trade names of $383.8 million that are subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. We recognize interest and penalties related to unrecognized tax benefits in the (Benefit) provision for income taxes in the Consolidated Statements of Income. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $37.6 million as of December 31, 2018 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code which included how the U.S. imposes income tax on multinational corporations. Key changes in the Tax Act which are relevant to us and generally effective January 1, 2018 include a flat corporate income tax rate of 21 percent to replace the marginal rates that range from 15 percent to 35 percent, elimination of the corporate alternative minimum tax, the creation of a territorial tax system replacing the worldwide tax system, a one-time tax on accumulated foreign subsidiary earnings (“Transition Tax”) to transition to the territorial system, a “minimum tax” on certain foreign earnings above an enumerated rate of return, a new base erosion anti-abuse tax that subjects certain payments made by a U.S. company to its foreign subsidiary to additional taxes, and an incentive for U.S. companies to sell, lease or license goods and services outside the U.S. by taxing the income at a reduced effective rate. The new tax also imposes limits on executive compensation and interest expense deductions, while permitting the immediate expensing for the cost of new investments in certain property acquired after September 27, 2017.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. We filed our 2017 U.S. income tax return in the fourth quarter of 2018, which changed our tax basis in temporary differences and Transition Tax estimated as of December 31, 2017, resulting in an adjustment to the tax provision to the re-measurement amount recorded in the financial statements.

ASC 740 requires changes in tax rates and tax laws to be accounted for in the period of enactment in continuing operations. Accordingly, of significance, we included a provisional estimate of approximately $52 million for the Transition Tax, payable over 8 years for our year ended December 31, 2017. Pursuant to SAB 118, we reduced our provisional amount for Transition Tax by $10.8 million for the year ended December 31, 2018. Generally, the foreign earnings subject to the Transition Tax can be distributed without additional U.S. tax; however, if distributed, the amount could be subject to foreign taxes and U.S. state and local taxes. We continue to maintain its indefinite reinvestment of foreign earnings.

Revenue Recognition

We account for revenue in accordance with Topic 606, “Revenue from Contracts with Customers,” which we adopted on January 1, 2018, using the full retrospective method. We recognize revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for transferring the goods or services. The nature of our contracts gives rise to certain types of variable consideration, including rebates, liquidated damages, and other discounts. We include estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved.

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

In certain contracts, particularly within the Air and Gas Handling segment, we are engaged to engineer and build highly-customized, large-scale products and systems. In these circumstances, we produce an asset with no alternative use and have a right to payment for performance completed to date. As a result, revenue is recognized over time based on progress to date. To measure progress, we use an input method based on costs incurred relative to total estimated costs. Under this method, contract revenues are recognized over the performance period of the contract. The amount recognized is directly proportionate to the costs incurred as a percentage of total estimated costs for the entirety of the contract. This method requires estimates to determine the appropriate cost and revenue recognition. Significant management judgments and estimates, including estimated costs to complete projects, must be made and used in connection with revenue recognized during each period. Current estimates may be revised as additional information becomes available. The revisions are recorded in income in the period in which they are determined using the cumulative catch-up method of accounting.

Given the nature of these long-term contracts, we are often paid at various points throughout the process, based on the contractual terms. We apply the available practical expedient involving the existence of a significant financing component. As we generally do not receive payments greater than one year in advance or arrears of revenue recognition, we do not consider any arrangements to include financing components.

Any recognized revenues in excess of customer billings are recorded as a component of Trade receivables. Billings to customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. For long-term contracts, amounts are billed as work progresses, based on the specified timeline included in the contractual terms. Each contract is evaluated individually to determine the net asset or net liability position. As of December 31, 2018 and December 31, 2017, there were $168.3 million and $203.9 million, respectively, of revenues in excess of billings and $68.1 million and $94.2 million, respectively, of billings in excess of revenues on long-term contracts in the Condensed Consolidated Balance Sheets. For contracts recognized at a point in time, revenue recognition and billing typically occur simultaneously.

The period of benefit for our incremental costs of obtaining a contract would generally have less than a one-year duration; therefore, we apply the practical expedient available and expenses costs to obtain a contract when incurred.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $35.2 million and $31.5 million as of

December 31, 2018 and 2017, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. The majority of our borrowings as of December 31, 2018, including the DB Credit Agreement and the receivable facility, are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2018 would have increased Interest expense by $10.5 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2018, approximately 76% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the DB Credit Agreement and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2018 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $322 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2018, our open commodity futures contracts were not material.

See Note 16, “Financial Instruments and Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding our derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on Internal Control over Financial Reporting

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Colfax Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colfax Corporation as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colfax Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Baltimore, Maryland
February 21, 2019

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2018	2017	2016

Net sales	$3,666,812	$3,300,184	$3,185,753
Cost of sales	2,533,973	2,270,709	2,193,371
Gross profit	1,132,839	1,029,475	992,382
Selling, general and administrative expense	818,210	732,340	696,800
Restructuring and other related charges	77,686	68,351	58,496
Goodwill and intangible asset impairment charge	—	152,700	238
Operating income	236,943	76,084	236,848
Pension settlement (gain) loss	(39)	46,933	48
Interest expense, net	44,052	41,137	30,276
Loss on short term investments	10,128	—	—
Income (loss) from continuing operations before income taxes	182,802	(11,986)	206,524
(Benefit) provision for income taxes	(21)	42,554	51,772
Net income (loss) from continuing operations	182,823	(54,540)	154,752
(Loss) income from discontinued operations, net of taxes	(28,350)	224,047	(9,561)
Net income	154,473	169,507	145,191
Less: income attributable to noncontrolling interest, net of taxes	14,277	18,417	17,080
Net income attributable to Colfax Corporation	$140,196	$151,090	$128,111
Net income (loss) per share - basic
Continuing operations	$1.40	$(0.59)	$1.12
Discontinued operations	$(0.24)	$1.82	$(0.08)
Consolidated operations	$1.16	$1.23	$1.04
Net income (loss) per share - diluted
Continuing operations	$1.40	$(0.59)	$1.12
Discontinued operations	$(0.24)	$1.81	$(0.08)
Consolidated operations	$1.16	$1.22	$1.04

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2018	2017	2016
Net income	$154,473	$169,507	$145,191
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $3,018, $(2,433), and $0	(249,907)	269,432	(330,488)
Unrealized gain (loss) on hedging activities, net of tax of $5,273, $(19,569), and $(8,989)	14,745	(23,593)	17,692
Unrealized gain on available-for-sale securities, net of tax of $0, $2,808, and $0	—	5,152	—
Changes in unrecognized pension and other post-retirement benefit cost, net of tax of $366, $4,882, and $9,247	10,116	4,167	4,810
Amounts reclassified from Accumulated other comprehensive income:
Amortization of pension and other post-retirement net actuarial loss, net of tax of $805, $2,463, and $3,049	3,623	6,875	4,465
Amortization of pension and other post-retirement prior service cost, net of tax of $(411), $37, and $93	(1,998)	93	155
Divestiture-related recognition of pension and other post-retirement cost and foreign currency translation, net of tax of $0, $27,518, and $0	—	167,857	—
Foreign currency translation adjustment resulting from Venezuela deconsolidation	—	—	2,378
Other comprehensive (loss) income	(223,421)	429,983	(300,988)
Comprehensive (loss) income	(68,948)	599,490	(155,797)
Less: comprehensive (loss) income attributable to noncontrolling interest	(8,491)	34,427	17,722
Comprehensive (loss) income attributable to Colfax Corporation	$(60,457)	$565,063	$(173,519)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$245,019	$262,019
Short term investments	—	149,608
Trade receivables, less allowance for doubtful accounts of $35,152 and $31,488	989,418	970,199
Inventories, net	496,535	429,627
Other current assets	227,469	258,379
Total current assets	1,958,441	2,069,832
Property, plant and equipment, net	503,344	552,802
Goodwill	2,576,617	2,538,544
Intangible assets, net	1,012,913	1,017,203
Other assets	552,557	531,316
Total assets	$6,603,872	$6,709,697

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,334	$5,766
Accounts payable	640,667	587,129
Customer advances and billings in excess of costs incurred	147,307	145,853
Accrued liabilities	405,037	358,632
Total current liabilities	1,199,345	1,097,380
Long-term debt, less current portion	1,192,408	1,055,305
Other liabilities	735,173	829,748
Total liabilities	3,126,926	2,982,433
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 117,275,217 and 123,245,827 issued and outstanding	117	123
Additional paid-in capital	3,057,982	3,228,174
Retained earnings	991,838	846,490
Accumulated other comprehensive loss	(780,177)	(574,372)
Total Colfax Corporation equity	3,269,760	3,500,415
Noncontrolling interest	207,186	226,849
Total equity	3,476,946	3,727,264
Total liabilities and equity	$6,603,872	$6,709,697

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at January 1, 2016	123,486,425	$123	$3,199,267	$557,300	$(686,715)	$186,581	$3,256,556
Net income	—	—	—	128,111	—	17,080	145,191
Distributions to noncontrolling owners	—	—	—	—	—	(7,830)	(7,830)
Other comprehensive (loss) income, net of tax of $3.4 million	—	—	—	—	(301,630)	642	(300,988)
Common stock repurchases	(1,000,000)	(1)	(20,811)	—	—	—	(20,812)
Common stock-based award activity	293,836	1	21,226	—	—	—	21,227
Balance at December 31, 2016	122,780,261	123	3,199,682	685,411	(988,345)	196,473	3,093,344
Cumulative effect of accounting change	—	—	—	9,989	—	—	9,989
Net income	—	—	—	151,090	—	18,417	169,507
Distributions to noncontrolling owners	—	—	—	—	—	(4,051)	(4,051)
Other comprehensive income, net of tax of $15.7 million	—	—	—	—	413,973	16,010	429,983
Common stock-based award activity	465,566	—	28,492	—	—	—	28,492
Balance at December 31, 2017	123,245,827	123	3,228,174	846,490	(574,372)	226,849	3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	140,196	—	14,277	154,473
Distributions to noncontrolling owners	—	—	—	—	—	(11,172)	(11,172)
Other comprehensive loss, net of tax of $9.1 million	—	—	—	—	(200,653)	(22,768)	(223,421)
Common stock repurchases	(6,449,425)	(6)	(199,994)	—	—	—	(200,000)
Common stock-based award activity	478,815	—	29,802	—	—	—	29,802
Balance at December 31, 2018	117,275,217	$117	$3,057,982	$991,838	$(780,177)	$207,186	$3,476,946

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$154,473	$169,507	145,191
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill, intangibles and property, plant and equipment	7,086	183,751	6,082
Depreciation and amortization	141,877	132,203	137,176
Stock-based compensation expense	25,103	21,548	19,020
Non-cash interest expense	4,415	4,519	4,176
Loss on short term investments	10,128	—	—
Deferred income tax (benefit) expense	(66,573)	12,066	(1,682)
(Gain) loss on sale of property, plant and equipment	(21,108)	(11,243)	531
Loss (Gain) on Sale of Business	4,337	(308,388)	—
Pension settlement (gain) loss	(39)	46,933	48
Changes in operating assets and liabilities:
Trade receivables, net	(72,405)	(44,345)	(50,958)
Inventories, net	(47,156)	(34,023)	19,665
Accounts payable	70,085	10,266	37,083
Customer advances and billings in excess of costs incurred	18,481	(24,388)	(37,210)
Changes in other operating assets and liabilities	(2,337)	60,364	(32,148)
Net cash provided by operating activities	226,367	218,770	246,974
Cash flows from investing activities:
Purchases of property, plant and equipment	(69,646)	(68,765)	(63,251)
Proceeds from sale of property, plant and equipment	34,829	21,224	7,249
Acquisitions, net of cash received	(290,918)	(346,764)	(25,992)
Proceeds from sale of business, net	18,404	490,308	—
Sale of short term investments, net	139,480	—	—
Other, net	—	(6,127)	—
Net cash (used in) provided by investing activities	(167,851)	89,876	(81,994)
Cash flows from financing activities:
Payments under term credit facility	(131,250)	(65,628)	(37,500)
Proceeds from borrowings on revolving credit facilities and other	1,271,051	1,046,457	896,742
Repayments of borrowings on revolving credit facilities and other	(981,563)	(1,632,658)	(978,024)
Proceeds from borrowings on senior unsecured notes	—	374,450	—
Proceeds from issuance of common stock, net	4,699	6,944	2,206
Common stock repurchases	(200,000)	—	(20,812)
Other	(10,090)	(10,012)	(7,830)
Net cash used in financing activities	(47,153)	(280,447)	(145,218)
Effect of foreign exchange rates on Cash and cash equivalents	(28,363)	12,090	4,499
(Decrease) increase in Cash and cash equivalents	(17,000)	40,289	24,261
Cash and cash equivalents, beginning of period	262,019	221,730	197,469
Cash and cash equivalents, end of period	$245,019	$262,019	$221,730

Supplemental Disclosure of Cash Flow Information:
Non-cash consideration received from sale of business	$—	$206,415	$—
Interest Payments	$50,389	$43,496	$35,838
Income Tax Payments, Net	$97,452	$70,668	$77,104

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Colfax Corporation (the “Company” or “Colfax”) is a leading diversified technology company that provides air and gas handling and fabrication technology products and services to customers around the world under the Howden and ESAB brands.

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

During the year ended December 31, 2016, the Company determined that an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, due to government controls, has restricted the Company’s Venezuelan operations’ ability to pay dividends and satisfy other obligations denominated in U.S. dollars. In addition, other government-imposed restrictions affecting labor, production, and distribution are prohibiting the Company from controlling key operating decisions. These circumstances have caused the Company to no longer meet the accounting criteria of control in order to continue consolidating its Venezuelan operations. Therefore, the Company deconsolidated the financial statements of its Venezuelan operations as of September 30, 2016. As a result of the deconsolidation, the Company recorded a charge of $2.4 million, of which $0.5 million is included in Selling, general and administrative expense and $1.9 million is included in (Loss) income from discontinued operations, net of taxes, for the year ended December 31, 2016. Substantially all of this amount related to accumulated foreign currency translation charges previously included in Accumulated other comprehensive loss. Due to loss of control, the Company has applied the cost method of accounting for its Venezuelan operations beginning on September 30, 2016. Prior to, and at the date of deconsolidation, the Company’s Venezuelan operations represented less than 1% of the Company’s net assets, revenues and operating income.

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

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, “Revenue from Contracts with Customers,” which the Company adopted on January 1, 2018, using the full retrospective method. The Company recognizes revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods or services. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, liquidated damages, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent the Company’s best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved.

The Company provides a variety of products and services to its customers. Most of the Company’s contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer. For contracts that include multiple

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Any recognized revenues in excess of customer billings are recorded as a component of Trade receivables. Billings to customers in excess of recognized revenues are recorded as a component of Customer advances and billings in excess of costs incurred. For long-term contracts, amounts are billed as work progresses, based on the specified timeline included in the contractual terms. Each contract is evaluated individually to determine the net asset or net liability position. As of December 31, 2018 and December 31, 2017, there were $168.3 million and $203.9 million, respectively, of revenues in excess of billings and $68.1 million and $94.2 million, respectively, of billings in excess of revenues on long-term contracts in the Condensed Consolidated Balance Sheets. For contracts recognized at a point in time, revenue recognition and billing typically occur simultaneously.

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

Research and Development Expense

Research and development costs of $48.5 million, $42.9 million and $39.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Income. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

Interest Expense, Net

Interest expense, net includes interest income of $9.6 million, $7.8 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, primarily associated with interest bearing deposits in certain foreign subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

Short term investments included the CIRCOR Shares received as part of the consideration received for the sale of Fluid Handling. The investments were classified as available-for-sale securities and were measured at fair value at the end of each reporting period, with any changes in fair value included in Other comprehensive income (loss).

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

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost (determined under various methods including average cost, last-in, first-out and first-in, first-out, but predominantly first-in, first-out) or net realizable value. The value of inventory stated using the last-in, first-out method as of December 31, 2018 and 2017 was $107.4 million and $105.9 million, respectively. For Air and Gas Handling long-term contracts, cost is primarily determined based upon actual cost. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records as a charge to Cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

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

In the evaluation of Goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is impaired. In this case, pursuant to ASU 2017-04, which the Company elected to early adopt in 2017, an impairment loss is recorded equal to the excess of the reporting unit’s carrying value over its fair value.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

 The 2016 annual impairment analyses performed as of October 1, 2016 indicated no impairment for both reporting units.

Due to continued declines in various end markets for the Air and Gas Handling reporting unit during the year ended December 31, 2017, the Company decided to perform a quantitative analysis for this reporting unit as of September 29, 2017. The quantitative Goodwill impairment assessment for the Air and Gas Handling reporting unit resulted in a calculated fair value lower than carrying value. As a result, an impairment charge of $150.2 million, which equals the excess of the carrying value over the fair value, was recorded. A qualitative assessment of Goodwill was performed for the Fabrication Technology reporting unit for the year ended December 31, 2018 and 2017, which indicated no impairment existed.

Due to changes in market multiples, weighted average cost of capital and, to a lesser extent, continued declines in various end markets for the Air and Gas Handling reporting unit during the year ended December 31, 2018, the Company decided to perform a quantitative analysis for this reporting unit as of September 30, 2018. The quantitative analysis resulted in a calculated fair value that was higher than the reporting unit’s carrying value by 9%. As a result, no impairment charges were recorded.

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

The analyses performed as of October 1, 2016 resulted in no impairment charges.

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

During the annual impairment analysis for the year ended December 31, 2018, quantitative analyses were performed, as of September 30, 2018, for the Air and Gas Handling reporting unit trade names due to continued declines in various end markets. The analyses determined the fair value was higher than carrying value for all trade names, indicating that there were no impairments. A combination of quantitative and qualitative assessment was performed for the Fabrication Technology reporting unit trade names for the year ended December 31, 2018, which indicated no impairment existed.

Impairment charges related to Goodwill and Indefinite-lived intangible assets are included in Goodwill and intangible assets impairment charges in the Consolidated Statements of Income.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired customer relationships, acquired order backlog, acquired technology and software license agreements. Acquired order backlog is amortized in the same period the corresponding revenue is recognized. A portion of the Company’s acquired customer relationships is being amortized on an accelerated basis over periods ranging from seven to 25 years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangible assets are being amortized on a straight-line basis over their estimated useful lives, generally ranging from two to 20 years.

The Company assesses its long-lived assets other than Goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded asset impairment losses related to facility closures totaling $9.2 million, $31.0 million and $2.6 million during the years ended December 31, 2018, 2017 and 2016, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Income. The aggregate carrying value of these assets subsequent to impairment was $49.4 million, $53.7 million and $2.7 million as of December 31, 2018, 2017 and 2016, respectively.

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis. The Company issued senior unsecured notes with an aggregate principal amount of €350 million (as defined and further discussed in Note 12, “Debt”) during the year ended December 31, 2017, which has been designated as a net investment hedge in order to mitigate a portion of this risk.

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

See Note 16, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s warranty liability, which is included in Accrued liabilities and Other liabilities in the Company’s Consolidated Balance Sheets, consisted of the following:

	Year Ended
	2018	2017
	(In thousands)
Warranty liability, beginning of period	$34,177	$30,222
Accrued warranty expense	24,796	17,760
Changes in estimates related to pre-existing warranties	1,943	1,453
Cost of warranty service work performed	(27,624)	(22,600)
Acquisitions	6,489	5,277
Foreign exchange translation effect	(2,076)	2,065
Warranty liability, end of period	$37,705	$34,177

Income Taxes

Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Company’s Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in (Benefit) provision for income taxes in the period that includes the enactment date.

Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through (Benefit) provision for income taxes and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in the (Benefit) provision for income taxes in the Consolidated Statements of Income.

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

During the year ended December 31, 2018, the Company recognized net foreign currency transaction loss of $1.3 million and $8.4 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income. During the year ended December 31, 2017, the Company recognized net foreign currency transaction gain of $0.04 million and $3.4 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income. During the year ended December 31, 2016, the Company recognized net foreign currency transaction gain of $2.6 million and $5.0 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statement of Income.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Net deferred issuance costs of $6.9 million and $9.2 million, respectively, were included in the Consolidated Balance Sheets as of December 31, 2018 and 2017, which includes $14.6 million and $12.3 million, respectively, of accumulated amortization. As of December 31, 2018, $2.2 million and $4.7 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. As of December 31, 2017, $3.8 million and $5.4 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. Further, the carrying value of Long-term debt is reduced by an original issue discount, which is accreted to Interest expense using the effective interest method over the term of the related obligation. See Note 12, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2018

Standards Adopted	Description	Effective Date
Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers
The standard outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes existing revenue recognition guidance. The main principle of the standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applied the ASU and its related updates on a full retrospective basis as of January 1, 2018. The Company applied two practical expedients during the transition period. First, the Company did not restate contracts that began and ended in the same reporting period. Additionally, the transaction price at the completion of each contract was used rather than estimating variable consideration. The adoption of the ASU did not have a material impact on the consolidated financial statements; therefore, no cumulative catch-up adjustment was recorded for prior periods. See Note 6, “Revenue”, for additional information.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards Adopted	Description	Effective Date
ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”)
The standard addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 U.S. Tax Cut and Jobs Act (“Tax Act”). SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. In its financial statements for the year ended December 31, 2017, the Company included a provisional estimate of approximately $52 million for the transition tax, payable over 8 years. Generally, the foreign earnings subject to the transition tax can be distributed without additional U.S. tax; however, if distributed, the amount could be subject to foreign taxes and U.S. state and local taxes. The Company also recorded a provisional tax benefit estimate of approximately $55 million for the re-measurement of its U.S. deferred tax assets and liabilities to a 21% U.S. federal tax rate. At December 31, 2018 the Company has made adjustments to reduce the provisional amounts recorded in the prior year by $10.8 million relating to the transition tax. Additionally, the Company made an adjustment of ($0.7m) relating to the remeasurement of its deferred tax assets and liabilities to a 21% U.S. statutory rate.
December 31, 2017
Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income
The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for a current tax expense related to GILTI in the year the tax is incurred. The Tax Act subjects the Company to tax on the GILTI earned by certain of its foreign subsidiaries. The Company has included an estimate of GILTI tax expense in determining its income tax provision. The Company has elected to account for GILTI as a current tax expense in the year the tax is incurred.
December 31, 2018

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Guidance to be Implemented

Standards Pending Adoption	Description	Anticipated Impact	Effective/Adoption Date
ASU 2016-02, Leases (Topic 842)
The ASU requires, among other things, a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The ASU also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients.

The Company is analyzing and updating data collected as well as implementing the related systems required to support increased reporting and disclosures requirements. The Company will adopt the package of practical expedients for all leases commenced before January 1, 2019. Additionally, the Company will elect the optional transition method that allows for a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and will not restate prior periods. The adoption of the guidance will result in the recording of an operating lease asset and liability, which are estimated to be less than 3% of Total assets. The impact on the consolidated statements of income or consolidated statements of cash flows are expected to be immaterial.

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
		The impact of this ASU on the Company’s financial statements is expected to be immaterial.	January 1, 2019

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards Pending Adoption	Description	Anticipated Impact	Effective/Adoption Date
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
		The Company is currently evaluating the impact of this ASU on its consolidated financial statements.	January 1, 2019
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The ASU modifies the disclosure requirements for fair value measurements.	The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2020
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2021

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Discontinued Operations

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

During the three months ended June 29, 2018, the Company sold its CIRCOR Shares for $139.5 million, net of $5.8 million of underwriters' fees.

The key components of (loss) income from discontinued operations were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net sales	$—	$436,682	$461,294
Cost of Sales	—	294,946	308,025
Selling, general and administrative expense(1)	7,156	118,740	136,380
Divestiture-related expense, net(2)	4,321	5,257	—
Restructuring and other related items(3)	—	(6,768)	15,674
Operating (loss) income	(11,477)	24,507	1,215
Interest income(4)	—	473	260
(Loss) gain on disposal	(4,337)	308,388	—
(Loss) income from discontinued operations before income taxes	(15,814)	333,368	1,475
Income tax expense (5)	12,536	109,321	11,036
(Loss) income from discontinued operations, net of taxes	$(28,350)	$224,047	$(9,561)

(1) Pursuant to the Purchase Agreement, the Company retained its asbestos-related contingencies and insurance coverages. However, as the Company did not retain an interest in the ongoing operations of the business subject to the contingencies, the Company has classified asbestos-related activity in its Consolidated Statements of Income as part of (Loss) income from discontinuing operations. See Note 17, “Commitments and Contingencies” for further information.
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
(5) Income tax expense for the year ended December 31, 2018 includes incremental tax expense due to changes in the estimated gain allocation by jurisdiction.

Cash used in operating activities of discontinued operations for the year ended December 31, 2018 primarily includes net cash outflows related to asbestos claims of $5.6 million. Cash provided by operating activities of discontinued operations for the years ended December 31, 2017 and 2016 was $65.2 million and $23.1 million, respectively. Cash used in investing activities of discontinued operations was $10.1 million and $3.9 million for the years ended December 31, 2017 and 2016, respectively.

5. Acquisitions

The following acquisitions were accounted for using the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective date of acquisition:

Air and Gas Handling

During the year ended December 31, 2018, the Company completed two acquisitions in our Air and Gas Handling segment for total consideration, net of cash received, of $39.9 million, subject to certain purchase price adjustments. These acquisitions will expand the segment’s technology and service offering for mining ventilation applications.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2017, the Company completed two acquisitions in our Air and Gas Handling segment for total consideration, net of cash received, of $219.6 million. These acquisitions broadened the segment’s range of compression solutions and expanded its product offering into smaller steam turbines.

Fabrication Technology

During year ended December 31, 2018, the Company completed two acquisitions in our Fabrication Technology segment for total consideration, net of cash received, of $245.1 million, subject to certain purchase price adjustments. These acquisitions expand the segment’s presence in specialty gas applications and broaden the Company’s global presence.

During the year ended December 31, 2017, the Company completed three acquisitions in our Fabrication Technology segment for total consideration, net of cash received, of $129.2 million. These acquisitions expanded and improved the segment’s high quality welding equipment and consumables.

During 2016, the Company deployed approximately $26 million to acquire a business that increased the segment’s product and technology offerings.

General

During the years ended December 31, 2018, 2017, and 2016, the Company’s Consolidated Statements of Income included $88.1 million, $58.5 million, and $1.3 million of Net sales associated with acquisitions consummated during the respective period. Net Income attributable to Colfax Corporation common shareholders associated with acquisitions consummated during the years ended December 31, 2018, 2017, and 2016 was not material for each respective period.

Acquisitions consummated during the year ended December 31, 2018 are accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed reported on the Consolidated Balance Sheets represent the Company’s best estimate. These amounts, including property, plant and equipment acquired, are based upon certain valuations and studies that have yet to be finalized and are subject to adjustment once the detailed analyses are completed.

DJO Global Inc.

In November 2018, the Company entered into a definitive agreement to acquire DJO Global Inc. (“DJO”) for $3.2 billion in cash. DJO is a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation. DJO has approximately 5,000 employees across 18 locations around the world. DJO’s revenue was approximately $1.2 billion for the twelve-month period ending September 2018.

This acquisition is expected to be completed during the three months ended March 29, 2019. The DJO acquisition represents a strategic evolution of Colfax that creates a new growth platform in the high-margin orthopedic solutions market. See Note 20, “Subsequent Events” for further information.

6. Revenue

The following table disaggregates the Company’s revenue by segment and timing of transfer:

	Year Ended December 31,
	2018		2017		2016
	Fabrication Technology	Air and Gas Handling	Fabrication Technology	Air and Gas Handling	Fabrication Technology	Air and Gas Handling
	(in thousands)
Point in time	$2,192,823	$596,095	$1,932,550	$633,288	$1,795,876	$753,378
Over time	260	877,634	4,732	729,614	4,616	631,883
Total	$2,193,083	$1,473,729	$1,937,282	$1,362,902	$1,800,492	$1,385,261

In certain contracts, particularly within the Air and Gas Handling segment, the Company is engaged to engineer and build highly-customized, large-scale products and systems where revenue is recognized over time, based on progress to date. As of

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2018, the Air and Gas Handling business had $832.2 million of remaining performance obligations, which is also referred to as total backlog. Of that total backlog, the Company expects to recognize approximately 74% as revenue in 2019 and an additional 26% thereafter.

The Company’s Fabrication Technology business formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. As a result, of the total amount of remaining unsatisfied performance obligations, the majority relate to ship and bill arrangements. Given the nature of this business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of December 31, 2018 is immaterial.

In some circumstances for both over time and point in time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2018, 2017 and 2016, total contract liabilities were $140.0 million, $133.3 million and $132.4 million, respectively. During the years ended December 31, 2018 and 2017, revenue recognized that was included in the contract liability balance at the beginning of the year was $115.0 million and $117.9 million, respectively. Of this total 69.0% and 66.6%, respectively, was related to long-term contracts which have met the criteria for over time recognition.

7. Net Income (Loss) Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share data)
Computation of Net income per share from continuing operations:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$168,546	$(72,957)	$137,672
Weighted-average shares of Common stock outstanding - basic	120,288,297	123,229,806	122,911,581
Net income (loss) per share from continuing operations - basic	$1.40	$(0.59)	$1.12
Computation of Net income per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$168,546	$(72,957)	$137,672
Weighted-average shares of Common stock outstanding - basic	120,288,297	123,229,806	122,911,581
Net effect of potentially dilutive securities - stock options and restricted stock units	506,759	—	287,145
Weighted-average shares of Common stock outstanding - diluted	120,795,056	123,229,806	123,198,726
Net income (loss) per share from continuing operations - diluted	$1.40	$(0.59)	$1.12

(1) Net income (loss) from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the income attributable to noncontrolling interest, net of taxes.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2018, 2017 and 2016 excludes 3.4 million, 5.0 million and 4.5 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

Included in the calculation of diluted net (loss) income per share from discontinued operations are 0.8 million potentially dilutive securities for the year ended December 31, 2017.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

Income (loss) from continuing operations before income taxes and (Benefit) provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic operations	$(25,610)	$(29,470)	$(34,015)
Foreign operations	208,412	17,484	240,539
	$182,802	$(11,986)	$206,524
Provision for (benefit from) income taxes:
Current:
Federal	$(6,805)	$49,259	$621
State	1,698	(439)	(592)
Foreign	71,659	53,274	60,651
	$66,552	$102,094	$60,680
Deferred:
Domestic operations	$(25,573)	$(54,226)	$(2,924)
Foreign operations	(41,000)	(5,314)	(5,984)
	(66,573)	(59,540)	(8,908)
	$(21)	$42,554	$51,772

See Note 4, “Discontinued Operations” for the income (loss) from discontinued operations before income taxes and related income taxes.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code which included how the U.S. imposes income tax on multinational corporations. Key changes in the Tax Act which were relevant to the Company and generally effective January 1, 2018 include a flat corporate income tax rate of 21 percent to replace the marginal rates that range from 15 percent to 35 percent, elimination of the corporate alternative minimum tax, the creation of a territorial tax system replacing the worldwide tax system, a one-time tax on accumulated foreign subsidiary earnings to transition to the territorial system, a “minimum tax” on certain foreign earnings above an enumerated rate of return, a new base erosion anti-abuse tax that subjects certain payments made by a U.S. company to its foreign subsidiary to additional taxes, and an incentive for U.S. companies to sell, lease or license goods and services outside the U.S. by taxing the income at a reduced effective rate. The new tax also imposes limits on executive compensation and interest expense deductions, while permitting the immediate expensing for the cost of new investments in certain property acquired after September 27, 2017.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. The Company filed its 2017 U.S. income tax return in the fourth quarter of 2018 which changed our tax basis in temporary differences and Transition Tax estimated as of December 31, 2017 resulting in an adjustment to the tax provision to the re-measurement amount recorded in the financial statements.

ASC 740 requires changes in tax rates and tax laws to be accounted for in the period of enactment in continuing operations. Accordingly, of significance, the Company included a provisional estimate of approximately $52 million for the Transition Tax, payable over 8 years for its year ended December 31, 2017. Pursuant to SAB 118, the Company reduced its provisional amount for Transition Tax by $10.8 million for the year ended December 31, 2018. Generally, the foreign earnings subject to the Transition Tax can be distributed without additional U.S. tax; however, if distributed, the amount could be subject to foreign taxes and U.S. state and local taxes. The Company continues to maintain its indefinite reinvestment assertion related to its foreign earnings.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s (Benefit) provision for income taxes from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$38,388	$(4,195)	$72,283
State taxes	(2,550)	86	228
Effect of tax rates on international operations	(1,525)	(20,571)	(37,670)
Change in enacted international tax rates	(2,403)	536	(2,419)
Changes in valuation allowance	(6,933)	18,105	(1,697)
Changes in tax reserves	(2,173)	(12,246)	4,282
Tax Act - re-measurement of U.S. deferred taxes	(667)	(54,988)	—
Tax Act - mandatory repatriation taxes	(10,804)	52,381	—
Non-deductible impairment expenses	—	52,570	—
Research and development tax credits	(11,022)	—	—
Foreign tax credits	(16,120)	—	—
Net items not deductible in an international jurisdiction	12,193	2,906	7,899
SubPart F and GILTI	7,427	6,655	9,839
Other	(3,832)	1,315	(973)
(Benefit) provision for income taxes	$(21)	$42,554	$51,772

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the Tax Act becoming law on December 22, 2017 and the reduction in the U.S. corporate income tax rate from 35% to 21%, the Company revalued its ending net U.S. deferred tax liabilities at December 31, 2017 and recognized a provisional $55 million tax benefit in the Company’s Consolidated Statement of Income for the year ended December 31, 2017. For the year ended December 31, 2018, the Company increased and finalized its provisional adjustment by ($0.7) million relating to the remeasurement of its U.S. deferred tax assets and liabilities. The significant components of deferred tax assets and liabilities, in addition to the reconciliation of the beginning and ending amount of gross unrecognized tax benefits, are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$17,053	$23,297
Expenses currently not deductible	77,888	69,039
Net operating loss carryforward	153,967	142,700
Tax credit carryforward	22,805	4,148
Depreciation and amortization	11,560	10,001
Other	45,131	36,733
Valuation allowance	(148,023)	(155,179)
Deferred tax assets, net	$180,381	$130,739
Deferred tax liabilities:
Depreciation and amortization	$(263,324)	$(271,359)
U.K. and other foreign benefit obligation	(19,514)	(11,317)
Inventory	(11,891)	(12,109)
Outside basis differences and other	(104,886)	(118,974)
Total deferred tax liabilities	$(399,615)	$(413,759)
Total deferred tax liabilities, net	$(219,234)	$(283,020)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2018, the valuation allowance decreased from $155.2 million to $148.0 million with a net decrease of $7.0 million recognized in (Benefit) provision for income taxes, $2.4 million increase attributed to an acquired company, a $4.9 million increase due to reclassifications and a $7.4 million decrease related to changes in foreign currency rates. Consideration was given to tax planning strategies and future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $14.9 million expiring in years 2022 through 2033. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. At December 31, 2018 the Company also has $661.0 million foreign net operating loss carryforwards primarily in Brazil, Czech Republic, France, Germany, India, the Netherlands, Sweden, and the United Kingdom that may subject to local tax restrictive limitations including changes in ownership. Generally, the foreign net operating losses can be carried forward indefinitely, except in the Czech Republic, India and the Netherlands where they will expire between 2019 and 2027.

The Company has U.S. foreign tax and R&D tax credits that may be used to offset U.S. tax in previous or future tax periods subject to Section 382 and other federal provisions. The Company’s $8.4 million foreign tax credit can be carried back one year and can be carried forward to tax years through 2026-2027. The Company’s $1.4 million R&D credit can be carried back one year and can be carried forward to tax years through 2036-2037. The Company also has approximately $7 million of minimum tax credit carryforward which may offset the regular tax liability for any taxable year after 2017 or are refundable through 2022.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2017, after accounting for the Tax Act provisional amounts, all undistributed earnings of the Company’s foreign subsidiaries, which are indefinitely reinvested outside the U.S., were provisionally estimated to be $533.0 million. The Company’s assessment of the amount of deferred tax liability that would have been recognized had such earnings not been indefinitely reinvested is not reasonably determinable.

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

(In thousands)
Balance, December 31, 2015	$52,878
Addition for tax positions taken in prior periods	6,552
Addition for tax positions taken in the current period	1,418
Reductions related to settlements with taxing authorities	(53)
Reductions resulting from a lapse of applicable statute of limitations	(2,195)
Other, including the impact of foreign currency translation	608
Balance, December 31, 2016	$59,208
Addition for tax positions taken in prior periods	1,521
Addition for tax positions taken in the current period	424
Reductions related to settlements with taxing authorities	(10,708)
Reductions resulting from a lapse of applicable statute of limitations	(3,677)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(5,750)
Balance, December 31, 2017	$41,018
Addition for tax positions taken in prior periods	2,525
Addition for tax positions taken in the current period	240
Reductions related to settlements with taxing authorities	(461)
Reductions resulting from a lapse of applicable statute of limitations	(4,477)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(1,224)
Balance, December 31, 2018	$37,621

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Sweden, Germany, Indonesia, the Netherlands, Mexico, Brazil and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2006 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2012.

The Company’s total unrecognized tax benefits were $37.6 million and $41.0 million as of December 31, 2018 and 2017, respectively, inclusive of $4.1 million and $5.4 million respectively, of interest and penalties. The Company records interest and penalties on uncertain tax positions as a component of (Benefit) provision for income taxes, which was $1.1 million, $1.3 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $2.0 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2018 and 2017:

	Air and Gas Handling	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2017	$1,053,543	$1,297,453	$2,350,996
Goodwill attributable to acquisitions	107,024	74,180	181,204
Goodwill impairment	(150,200)	—	(150,200)
Impact of foreign currency translation	97,805	58,739	156,544
Balance, December 31, 2017	1,108,172	1,430,372	2,538,544
Goodwill attributable to acquisitions(1)	32,214	113,354	145,568
Impact of foreign currency translation	(61,642)	(45,853)	(107,495)
Balance, December 31, 2018	$1,078,744	$1,497,873	$2,576,617
Accumulated goodwill impairment as of December 31, 2018	$(150,200)	$—	$(150,200)

(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5, “Acquisitions”.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Trade names – indefinite life	$383,785	$—	$407,167	$—
Acquired customer relationships	672,145	(216,932)	622,893	(184,100)
Acquired technology	182,249	(75,172)	170,453	(62,491)
Software	110,356	(78,285)	100,098	(71,010)
Acquired backlog	3,578	(3,578)	10,398	(2,600)
Other intangible assets	62,018	(27,251)	48,695	(22,300)
	$1,414,131	$(401,218)	$1,359,704	$(342,501)

Amortization expense related to intangible assets was included in the Consolidated Statements of Income as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Selling, general and administrative expense	$88,080	$71,119	$57,365

See Note 2, “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

As of December 31, 2018, total amortization expense for intangible assets is expected to be $68.5 million, $67.2 million, $64.5 million, $58.0 million and $51.2 million for the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2018	2017
	(In years)	(In thousands)
Land	n/a	$41,372	$47,584
Buildings and improvements	5-40	296,309	322,431
Machinery and equipment	3-15	483,519	495,366
		821,200	865,381
Accumulated depreciation		(317,856)	(312,579)
Property, plant and equipment, net		$503,344	$552,802

Depreciation expense, including the amortization of assets recorded under capital leases, for the years ended December 31, 2018, 2017 and 2016, was $53.8 million, $52.3 million and $52.5 million, respectively. Impairment of fixed assets recorded for the years ended December 31, 2018, 2017 and 2016 was $6.4 million, $30.9 million and $3.4 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Raw materials	$165,738	$141,827
Work in process	88,860	74,704
Finished goods	283,067	250,364
	537,665	466,895
Less: customer progress payments	—	(2,308)
Less: allowance for excess, slow-moving and obsolete inventory	(41,130)	(34,960)
Inventories, net	$496,535	$429,627

12. Debt

Long-term debt consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Senior unsecured notes	$395,420	$414,862
Term loans	485,959	615,095
Revolving credit facilities and other	317,363	31,114
Total debt	1,198,742	1,061,071
Less: current portion	(6,334)	(5,766)
Long-term debt	$1,192,408	$1,055,305

DB Credit Agreement

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $1.3 billion, each of which had an initial maturity term of five years. The Revolver contains a $50.0 million swing line loan sub-facility.

The Term Loan and the Revolver bear interest, at the election of the Company, at either the base rate (as defined in the DB Credit Agreement) or the Eurocurrency rate (as defined in the DB Credit Agreement), in each case, plus the applicable interest rate margin. The applicable interest rate margin is based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), the Company’s total leverage ratio and the corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Swing line loans bear interest at the applicable rate, as specified under the terms of the DB Credit Agreement, based upon the currency borrowed. As of December 31, 2018, the weighted-average interest rate of borrowings under the DB Credit Agreement was 3.92%, excluding accretion of original issue discount and amortization of deferred financing fees, and there was $1.1 billion available on the revolving credit facility.

The Company intends to repay the existing Term Loan Facility and the Revolver with the proceeds of the New Credit Facility (as described below), at which time the Term Loan Facility and Revolver will be terminated.

Euro Notes

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

In total, the Company had an original issue discount of $1.5 million and deferred financing fees of $6.9 million included in its Consolidated Balance Sheet as of December 31, 2018, which will be accreted to Interest expense primarily using the effective interest method, over the life of the applicable debt agreement.

New Term Loan Facilities and New Revolving Credit Facility

On December 17, 2018, the Company entered into a credit agreement (the “New Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein. The New Credit Facility consists of a revolving credit facility which totals $1.3 billion in commitments (the “New Revolver”) and a Term A-1 loan in an aggregate amount of $1.2 billion (the “Five Year Term Loan”), each of which matures in five years, and a Term A-2 loan in an aggregate amount of $500 million, which matures in two years (the “Two Year Term Loan” and, together with the Five Year Term Loan, the “New Term Loan Facilities”). The New Revolver contains a $50 million swing line loan sub-facility.

The initial credit extensions under the New Credit Facility will only be made available to the Company, subject to certain conditions precedent, on the date of consummation of the DJO acquisition. The proceeds of such initial credit extensions shall be used on such date (i) to replace the commitments, and repay in full amounts outstanding, under the DB Credit Agreement, (ii) to pay the consideration payable by the Company in connection with the DJO acquisition, and (iii) for fees and expenses related to the foregoing. Following the consummation of the DJO acquisition, credit extensions under the New Revolver will be used for working capital and general corporate purposes.

If the conditions precedent to the funding of the initial credit extensions under the New Credit Facility (including, without limitation, the consummation of the DJO acquisition) are not satisfied prior to the earlier of (i) 5:00 p.m., New York City time, on May 24, 2019 and (ii) the date on which the merger agreement is terminated prior to closing of the DJO acquisition in accordance with the terms of the merger agreement, the maturity date for the New Revolver shall be deemed to have occurred and the commitments in respect of the New Term Loan Facilities shall automatically terminate. In such event, no proceeds under the New Credit Facility shall be made available to the Company and the New Credit Facility shall be terminated in accordance with its terms.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The New Term Loan Facilities and the New Revolver will bear interest, at the Company’s election, at either the base rate (as defined in the New Credit Facility) or the Eurocurrency rate (as defined in the New Credit Facility), in each case, plus the applicable interest rate margin. The New Term Loan Facilities and the New Revolver will initially bear interest either at the Eurocurrency rate plus 1.75% or at the base rate plus 0.75%, and in future quarters will bear interest either at the Eurocurrency rate or the base rate plus the applicable interest rate margin based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), Colfax’s total leverage ratio and the Company’s corporate family rating as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin and each swing line loan denominated in any other currency available under the New Credit Facility will bear interest at the Eurocurrency rate plus the applicable interest rate margin.

Certain of the Company’s U.S. subsidiaries have agreed to guarantee Colfax’s obligations under the New Credit Facility.

The New Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the New Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as EBITDA (as defined in the New Credit Facility) divided by Consolidated Total Debt (as defined in the New Credit Facility) of, initially, 6.00:1.00, with a step-down to 5.50:1.00 at the end of the second and third fiscal quarters following the consummation of the DJO acquisition, 4.75:1.00 at the end of the fourth and fifth fiscal quarters, 4.25:1.00 at the end of the sixth fiscal quarter, 4.00:1.00 at the end of the seventh fiscal quarter, and 3.50:1.00 at the end of the eighth fiscal quarter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The New Credit Facility also contains a “springing” collateral provision, which will require the obligations under the New Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries, subject to customary exceptions, within an agreed period of time if Colfax’s total leverage ratio under the New Credit Facility is greater than or equal to 3.75:1.00 for two consecutive fiscal quarters following the fourth fiscal quarter ending after consummation of the DJO acquisition. The New Credit Facility contains various events of default (including failure to comply with the covenants under the New Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the New Term Loan Facilities and the New Revolver.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $271.9 million. As of December 31, 2018, outstanding borrowings under these facilities total $71.0 million, with a weighted average borrowing rate of 3.59%.

The Company is also party to letter of credit facilities with an aggregate capacity of $757.4 million. Total letters of credit of $344.1 million were outstanding as of December 31, 2018.

Additionally, to finance portions of the DJO acquisition, as well as for general corporate purposes, the Company completed two offerings as of the date of this filing: (1) an offering for $460 million of tangible equity units; and (2) an offering for $1 billion of senior unsecured notes. See Note 20 for additional information.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Debt

The contractual maturities of the Company’s debt as of December 31, 2018 are as follows(1):

(In thousands)
2019	$6,334
2020	798,529
2021	—
2022	—
2023	—
Thereafter	400,108
Total contractual maturities	1,204,971
Debt discount	(6,229)
Total debt	$1,198,742

(1) Represents scheduled payments required under the DB Credit Agreement through June 5, 2020 and the Euro Notes through April 15, 2025, as well as the contractual maturities of other debt outstanding as of December 31, 2018, and reflects management’s intention to repay scheduled maturities of the term loans outstanding with proceeds from the revolving Credit Facility.

13. Equity

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

On February 12, 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. The Board of Directors increased the repurchase authorization by an additional $100 million on June 6, 2018. On July 19, 2018, the Board of Directors increased the repurchase authorization by another $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. During the year ended December 31, 2018, the Company repurchased 6,449,425 shares of our Common stock in open market transactions for $200.0 million.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016. All amounts are net of tax and noncontrolling interest.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On Hedging Activities	Changes in Fair Value of Available-for-Sale Securities	Total
	(In thousands)
Balance at January 1, 2016	$(193,258)	$(528,620)	$35,163	$—	$(686,715)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	4,815	—	—	—	4,815
Foreign currency translation adjustment	2,620	(312,017)	722	—	(308,675)
Loss on long-term intra-entity foreign currency transactions	—	(22,530)	—	—	(22,530)
Gain on net investment hedges	—	—	18,537	—	18,537
Unrealized loss on cash flow hedges	—	—	(789)	—	(789)
Other comprehensive income (loss) before reclassifications	7,435	(334,547)	18,470	—	(308,642)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	4,634	2,378	—	—	7,012
Net current period Other comprehensive income (loss)	12,069	(332,169)	18,470	—	(301,630)
Balance at December 31, 2016	$(181,189)	$(860,789)	$53,633	$—	$(988,345)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	4,185	—	—	—	4,185
Foreign currency translation adjustment	(5,689)	288,354	18	—	282,683
Unrealized gain on available-for-sale securities	—	—	—	5,152	5,152
Loss on long-term intra-entity foreign currency transactions	—	(29,372)	—	—	(29,372)
Loss on net investment hedges	—	—	(32,388)	—	(32,388)
Unrealized gain on cash flow hedges	—	—	8,875	—	8,875
Other comprehensive (loss) income before reclassifications	(1,504)	258,982	(23,495)	5,152	239,135
Amounts reclassified from Accumulated other comprehensive loss(1)	6,981	—	—	—	6,981
Divestiture-related recognition of pension and other post-retirement cost and foreign currency translation	91,374	76,483	—	—	167,857
Net current period Other comprehensive income (loss)	96,851	335,465	(23,495)	5,152	413,973
Balance at December 31, 2017	$(84,338)	$(525,324)	$30,138	$5,152	$(574,372)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	5,609	—	—	—	5,609
Foreign currency translation adjustment	1,145	(222,158)	(424)	—	(221,437)
Loss on long-term intra-entity foreign currency transactions	—	(5,507)	—	—	(5,507)
Gain on net investment hedges	—	—	16,745	—	16,745
Unrealized loss on cash flow hedges	—	—	(2,153)	—	(2,153)
Other comprehensive (loss) income before reclassifications	6,754	(227,665)	14,168	—	(206,743)
Amounts reclassified from Accumulated other comprehensive loss(1)	6,090	—	—	—	6,090
Net current period Other comprehensive income (loss)	12,844	(227,665)	14,168	—	(200,653)
Cumulative effect of accounting change	—	—	—	(5,152)	(5,152)
Balance at December 31, 2018	$(71,494)	$(752,989)	$44,306	$—	$(780,177)

(1) Included in the computation of net periodic benefit cost. See Note 15, “Defined Benefit Plans” for additional details.
(2) Foreign currency translation adjustment reclassification is the result of deconsolidation of the Company’s Venezuelan operations during the year ended December 31, 2016. See Note 2, “Summary of Significant Accounting Policies” for further discussion.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2018, Noncontrolling interest decreased by $22.8 million as a result of Other comprehensive income, primarily due to foreign currency translation adjustments. During the years ended December 31, 2017 and 2016, Noncontrolling interest increased by $16.0 million and $0.6 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustment.

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

The Company’s Consolidated Statements of Income reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Stock-based compensation expense	$25,103	$21,548	$19,020
Deferred tax benefit	3,418	7,079	6,271

As of December 31, 2018, the Company had $31.3 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 0.9 years. The intrinsic value of awards exercised or issued upon vesting was $10.2 million, $12.3 million and $6.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Year Ended December 31,
	2018	2017	2016
Expected period that options will be outstanding (in years)	4.54	4.78	4.95
Interest rate (based on U.S. Treasury yields at the time of grant)	2.65%	1.92%	1.41%
Volatility	31.89%	32.15%	42.50%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$10.37	$12.16	$9.47

During the years ended December 31, 2018, 2017 and 2016, expected volatility was estimated based on the historical volatility of the Company’s stock price. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2018	4,439,585	$38.68
Granted	1,001,239	33.39
Exercised	(169,209)	27.78
Forfeited and expired	(379,848)	44.93
Outstanding at December 31, 2018	4,891,767	$37.49	4.10	$—
Vested or expected to vest at December 31, 2018	4,821,964	$37.43	4.10	$—
Exercisable at December 31, 2018	2,226,507	$41.21	3.21	$—

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

During the year ended December 31, 2018, the Company granted certain employees PRSUs, the vesting of which is based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals to the respective performance periods. For these awards subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) is used to calculate the fair value at grant date. The related compensation expense is recognized, on a straight-line basis, over the vesting period.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	648,673	$35.17	515,799	$35.03
Granted	138,580	33.92	224,804	32.92
Vested	(111,804)	35.85	(190,404)	35.55
Forfeited and expired	(28,286)	33.00	(54,729)	34.22
Nonvested at December 31, 2018	647,163	$34.88	495,470	$33.96

The fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $10.0 million, $7.3 million and $6.5 million, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Accrued payroll	$110,563	$98,132
Accrued taxes	67,273	53,939
Accrued asbestos-related liability	56,045	50,311
Warranty liability - current portion	36,581	32,428
Accrued restructuring liability - current portion	28,600	12,509
Accrued third-party commissions	18,631	14,014
Other	87,344	97,299
Accrued liabilities	$405,037	$358,632

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of restructuring actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2018
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$12,038	$42,101	$(30,834)	$(605)	$22,700
Facility closure costs(2)	(217)	2,851	(2,333)	124	425
	11,821	44,952	(33,167)	(481)	23,125
Non-cash charges(2)		3,657
		48,609
Fabrication Technology:
Termination benefits(1)	660	13,333	(8,513)	14	5,494
Facility closure costs(2)	42	10,217	(9,596)	(1)	662
	702	23,550	(18,109)	13	6,156
Non-cash charges(2)		5,509
		29,059
Corporate and Other:
Facility closure costs(2)	84	18	(102)	—	—
	84	18	(102)	—	—
Total	$12,607	68,520	$(51,378)	$(468)	$29,281
Non-cash charges(2)		9,166
		$77,686

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the year ended December 31, 2018, the Company recorded a $5.5 million non-cash impairment charge for facilities in our Fabrication Technology segment and a $3.7 million non-cash impairment charge for facilities in our Air and Gas Handling segment as part of Corporate approved restructuring activities.
(3) As of December 31, 2018, $28.6 million and $0.7 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2017
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$4,855	$21,605	$(14,929)	$507	$12,038
Facility closure costs(2)	1,234	3,961	(5,397)	(15)	(217)
	6,089	25,566	(20,326)	492	11,821
Non-cash charges		26,628
		52,194
Fabrication Technology:
Termination benefits(1)	3,712	5,590	(8,732)	90	660
Facility closure costs(2)	981	6,198	(7,150)	13	42
	4,693	11,788	(15,882)	103	702
Non-cash charges		4,369
		16,157
Corporate and Other:
Facility closure costs(2)	203	—	(133)	14	84
	203	—	(133)	14	84
Total	$10,985	37,354	$(36,341)	$609	$12,607
Non-cash charges(2)		30,997
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

15. Defined Benefit Plans

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

During the year ended December 31, 2017, the Company settled a foreign pension plan - Charter Pension Scheme (CPS) - in connection with a third-party buyout arrangement. As a result of the settlement, the Company is no longer responsible for any liabilities under CPS and a loss of $46.5 million was recognized for the year ended December 31, 2017.

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$957,269	$1,475,276	$15,289	$26,295
Acquisitions	52,544	42,830	—	310
Service cost	2,770	4,951	19	11
Interest cost	21,574	42,177	452	951
Plan amendment	3,800	19,389	—	35
Actuarial loss (gain)	(74,513)	78,124	(727)	1,307
Foreign exchange effect	(41,759)	82,425	(24)	6
Benefits paid	(54,426)	(93,009)	(1,115)	(1,875)
Divestitures	—	(340,614)	—	(11,751)
Settlements	—	(354,647)	—	—
Other	86	367	(50)	—
Projected benefit obligation, end of year	$867,345	$957,269	$13,844	$15,289
Accumulated benefit obligation, end of year	$861,507	$947,803	$13,844	$15,289
Change in plan assets:
Fair value of plan assets, beginning of year	$904,346	$1,297,900	$—	$—
Acquisitions	40,231	36,538	—	—
Actual return on plan assets	(32,654)	111,630	—	—
Employer contribution	35,229	35,996	1,115	1,875
Foreign exchange effect	(43,145)	74,565	—	—
Benefits paid	(54,426)	(93,009)	(1,115)	(1,875)
Divestitures	—	(204,673)	—	—
Settlements	—	(354,647)	—	—
Other	443	46	—	—
Fair value of plan assets, end of year	$850,024	$904,346	$—	$—
Funded status, end of year	$(17,321)	$(52,923)	$(13,844)	$(15,289)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$111,285	$65,060	$—	$—
Current liabilities	(3,890)	(4,171)	(1,355)	(1,507)
Non-current liabilities	(124,716)	(113,812)	(12,489)	(13,782)
Total	$(17,321)	$(52,923)	$(13,844)	$(15,289)

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $0.4 billion and $0.2 billion, respectively, as of December 31, 2018 and $0.4 billion and $0.2 billion, respectively, as of December 31, 2017.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $0.4 billion and $0.2 billion, respectively, as of December 31, 2018 and $0.4 billion and $0.2 billion, respectively, as of December 31, 2017.

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign Pension Benefits
	Year Ended December 31,
	2018	2017
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$729,393	$1,033,193
Acquisitions	52,544	42,830
Service cost	2,634	4,804
Interest cost	15,183	27,133
Plan amendments	3,800	19,389
Actuarial loss (gain)	(61,995)	70,849
Foreign exchange effect	(41,759)	82,425
Benefits paid	(38,803)	(60,510)
Divestitures	—	(136,114)
Settlements	—	(354,647)
Other	87	41
Projected benefit obligation, end of year	$661,084	$729,393
Accumulated benefit obligation, end of year	$655,246	$719,927
Change in plan assets:
Fair value of plan assets, beginning of year	$717,085	$953,455
Acquisitions	40,231	36,538
Actual return on plan assets	(11,093)	59,924
Employer contribution	27,040	35,815
Foreign exchange effect	(43,145)	74,565
Benefits paid	(38,803)	(60,510)
Divestitures	—	(28,102)
Settlements	—	(354,647)
Other	443	47
Fair value of plan assets, end of year	$691,758	$717,085
Funded status, end of year	$30,674	$(12,308)

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2019, related to plans as of December 31, 2018, are $14.4 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2019	$54,344	$38,068	$1,355
2020	54,911	38,725	1,198
2021	55,838	39,907	1,066
2022	57,053	41,404	1,004
2023	56,862	41,511	930
2024- 2027	294,036	223,629	4,257

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

	Actual Asset Allocation December 31,		Target
	2018	2017	Allocation
U.S. Plans:
Equity securities:
U.S.	40%	44%	30% - 45%
International	16%	16%	10% - 20%
Fixed income	41%	39%	30% - 50%
Other	2%	—%	0% - 20%
Cash and cash equivalents	1%	1%	0% - 5%
Foreign Plans:
Equity securities	11%	31%	0% - 40%
Fixed income securities	70%	60%	60% - 90%
Cash and cash equivalents	7%	1%	0% - 25%
Other	12%	8%	0% - 15%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 16, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2018
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$1,122	$—	$—	1,122
Equity securities:
U.S. large cap	40,764	—	—	—	40,764
U.S. small/mid cap	16,387	7,047	—	—	23,434
International	24,649	—	—	—	24,649
Fixed income mutual funds:
U.S. government and corporate	64,414	—	—	—	64,414
Other(2)	—	3,883	—	—	3,883
Foreign Plans:
Cash and cash equivalents	—	47,801	—	—	47,801
Equity securities	—	79,000	—	—	79,000
Non-U.S. government and corporate bonds	—	485,575	1,590	—	487,165
Other(2)	—	308	77,484	—	77,792
	$146,214	$624,736	$79,074	$—	$850,024

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

(2)	Represents diversified portfolio funds, reinsurance contracts and money market funds.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	—	1,591	—	—	1,591
Equity securities:
U.S. large cap	49,351	—	—	—	49,351
U.S. small/mid cap	20,396	13,360	—	—	33,756
International	29,236	—	—	—	29,236
Fixed income mutual funds:
U.S. government and corporate	72,313	—	—	—	72,313
Other(2)	—	1,015	—	—	1,015
Foreign Plans:
Cash and cash equivalents	—	3,636	—	—	3,636
Equity securities	78,681	142,152	—	—	220,833
Non-U.S. government and corporate bonds	—	430,546	2,077	—	432,623
Other(2)	—	573	59,419	—	59,992
	$249,977	$592,873	$61,496	$—	$904,346

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

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$2,770	$4,951	$4,059	$19	$11	$39
Interest cost	21,574	42,177	51,638	452	951	1,038
Amortization	4,282	10,660	8,334	(28)	(839)	(407)
Settlement loss (gain)	(39)	46,933	48	—	—	—
Divestitures loss (gain)	—	(17,858)	—	—	(13,744)	—
Other	(458)	—	37	—	207	—
Expected return on plan assets	(29,306)	(48,484)	(57,169)	—	—	—
Net periodic benefit cost	$(1,177)	$38,379	$6,947	$443	$(13,414)	$670
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial (gain) loss	$(11,816)	$19,193	$(9,523)	$(723)	$1,307	$(5,689)
Current year prior service cost	3,800	19,389	—	—	35	—
Less amounts included in net periodic benefit cost:
Amortization of net loss	(4,330)	(10,682)	(8,362)	31	971	655
Settlement/divestiture/other (gain) loss	39	(163,199)	(74)	—	1,787	—
Amortization of prior service cost	48	23	28	(3)	(132)	(248)
Total recognized in Other comprehensive loss	$(12,259)	$(135,276)	$(17,931)	$(695)	$3,968	$(5,282)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost of $0.0 million, $7.7 million and $7.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in Loss (income) from discontinued operations. Each component of Net periodic benefit cost from continuing operations, with the exception of Settlement loss (gain), is included in Selling, general and administrative expense.

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$2,634	$4,804	$3,881
Interest cost	15,183	27,133	34,298
Amortization	1,039	4,229	1,870
Settlement loss (gain)	(39)	45,110	48
Divestitures loss (gain)	—	(56,798)	—
Other	(458)	—	37
Expected return on plan assets	(18,310)	(27,714)	(32,596)
Net periodic benefit cost	$49	$(3,236)	$7,538
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial loss (gain)	$(31,854)	$42,854	$4,867
Current year prior service cost	3,800	19,389	—
Less amounts included in net periodic benefit cost:
Amortization of net loss	(1,087)	(4,251)	(1,898)
Settlement/divestiture/other (gain) loss	39	(96,331)	(74)
Amortization of prior service cost	48	23	28
Total recognized in Other comprehensive loss	$(29,054)	$(38,316)	$2,923

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
Net actuarial loss (gain)	$69,912	$86,018	$(3,295)	$(2,603)
Prior service cost	3,671	—	—	3
Total	$73,583	$86,018	$(3,295)	$(2,600)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheet that are expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2019 are as follows:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss (gain)	$3,380	$(155)
Prior service cost	186	—
Total	$3,566	$(155)

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2018	2017	2018	2017
Weighted-average discount rate:
All plans	3.0%	2.6%	4.0%	3.4%
Foreign plans	2.7%	2.4%	8.9%	—
Weighted-average rate of increase in compensation levels for active foreign plans	1.8%	2.1%	—	—

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Weighted-average discount rate:
All plans	2.6%	2.9%	3.6%	3.4%	3.9%	4.0%
Foreign plans	2.4%	2.6%	3.5%	7.9%	—	—
Weighted-average expected return on plan assets:
All plans	3.8%	4.1%	4.8%	—	—	—
Foreign plans	3.2%	3.3%	4.1%	—	—	—
Weighted-average rate of increase in compensation levels for active foreign plans	2.1%	1.6%	1.5%	—	—	—

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of 6.1% was assumed. The rate was assumed to decrease gradually to 4.50% by 2027 and remain at that level thereafter for benefits covered under the plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components for the year ended December 31, 2018	$29	$(24)
Effect on post-retirement benefit obligation at December 31, 2018	787	(669)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2018, 2017 and 2016 was $25.1 million, $29.0 million and $22.9 million, respectively. Total expense included in (Loss) income from discontinued operations for the years ended December 31, 2018, 2017 and 2016 was $0.0 million, $3.1 million and $2.8 million.

16. Financial Instruments and Fair Value Measurements

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $1.2 billion and $1.1 billion as of December 31, 2018 and 2017, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2018
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,388	$—	$—	$5,388
Short term investments	—	—	—	—
Foreign currency contracts related to sales - designated as hedges	—	283	—	283
Foreign currency contracts related to sales - not designated as hedges	—	326	—	326
Foreign currency contracts related to purchases - designated as hedges	—	1,146	—	1,146
Foreign currency contracts related to purchases - not designated as hedges	—	325	—	325
Deferred compensation plans	—	7,154	—	7,154
	$5,388	$9,234	$—	$14,622

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$2,452	$—	$2,452
Foreign currency contracts related to sales - not designated as hedges	—	133	—	133
Foreign currency contracts related to purchases - designated as hedges	—	210	—	210
Foreign currency contracts related to purchases - not designated as hedges	—	557	—	557
Deferred compensation plans	—	7,154	—	7,154
	$—	$10,506	$—	$10,506

	December 31, 2017
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$24,083	$—	$—	$24,083
Short term investments	—	149,608	—	149,608
Foreign currency contracts related to sales - designated as hedges	—	3,287	—	3,287
Foreign currency contracts related to sales - not designated as hedges	—	43	—	43
Foreign currency contracts related to purchases - designated as hedges	—	493	—	493
Foreign currency contracts related to purchases - not designated as hedges	—	1,038	—	1,038
Deferred compensation plans	—	6,374	—	6,374
	$24,083	$160,843	$—	$184,926

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$1,257	$—	$1,257
Foreign currency contracts related to sales - not designated as hedges	—	740	—	740
Foreign currency contracts related to purchases - designated as hedges	—	1,332	—	1,332
Foreign currency contracts related to purchases - not designated as hedges	—	449	—	449
Deferred compensation plans	—	6,374	—	6,374
	$—	$10,152	$—	$10,152

There were no transfers in or out of Level One, Two or Three during the year ended December 31, 2018 and year ended December 31, 2017.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short Term Investments

The short term investments held by the Company as of December 31, 2017 were CIRCOR Shares received as part of the consideration for the sale of Fluid Handling. Pursuant to the Purchase Agreement, the Company was prohibited from transferring any of the CIRCOR Shares for a period of six months following the date of closing (the “Lock-up Period”). Using available market inputs, the shares were valued and given an appropriate discount rate reflecting the Lock-up Period.

Derivatives

The Company periodically enters into foreign currency, interest rate swap and commodity derivative contracts. As the Company has manufacturing sites throughout the world and sells its products globally, the Company is exposed to movements in the exchange rates of various currencies. As a result, the Company enters into cross currency swaps and forward contracts to mitigate this exchange rate risk. Additionally, to mitigate a portion of the foreign exchange risk associated with the translation of the net assets of foreign subsidiaries, the Company’s DB Credit Agreement includes debt denominated in Euro which has been designated as a net investment hedge. See Note 12, “Debt” for details. As the Company’s borrowings under the DB Credit Agreement include variable interest rates, the Company periodically enters into interest rate swap or collar agreements to mitigate interest rate risk. Commodity futures contracts are used to manage costs of raw materials used in the Company’s production processes. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

As of December 31, 2018 and 2017, the Company had foreign currency contracts with the following notional values:

	December 31,
	2018	2017
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$43,510	$37,143
Foreign currency contracts sold - designated as hedges	125,011	174,194
Foreign currency contracts purchased - not designated as hedges	75,102	103,975
Foreign currency contracts purchased - designated as hedges	45,211	59,055
Total foreign currency derivatives	$288,834	$374,367

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended
	2018	2017	2016
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	$1,169	$3,812	$1,847
Realized (loss) gain	(4,730)	1,954	(4,771)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized (loss) gain	(56)	1,109	(1,269)
Realized gain (loss)	1,674	(2,737)	2,570
Unrealized gain (loss) on net investment hedges(1)	16,745	(32,388)	18,537
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	890	(1,725)	1,464
Realized (loss) gain	(1,083)	1,712	(285)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(820)	1,472	(1,095)
Realized loss	(407)	(358)	(653)

(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. Customers purchasing from our operations in China represented 23% of the Company’s Accounts receivable, net as of both December 31, 2018 and 2017.

17. Commitments and Contingencies

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Purchase Agreement from the Fluid Handling business divestiture, the Company retained its asbestos-related contingencies and insurance coverages. However, as the Company does not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity is classified as part of (Loss) income from discontinuing operations, net of taxes in its Consolidated Statements of Income.

Claims activity since December 31 related to asbestos claims is as follows:

	Year Ended
	2018	2017	2016
	(Number of claims)
Claims unresolved, beginning of period(1)	17,737	20,567	20,583
Claims filed(2)	4,078	4,543	5,163
Claims resolved(3)	(5,398)	(7,373)	(5,179)
Claims unresolved, end of period	16,417	17,737	20,567
	(In dollars)
Average cost of resolved claims(4)	$7,497	$6,154	$8,872

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

Based upon these rulings, the Company currently estimates that the subsidiary’s future expected recovery percentage is 94.7% of asbestos-related costs, with the subsidiary expected to be responsible for 5.3% of its future asbestos-related costs.

Since approximately mid-2011, the Company had funded $162.2 million of the subsidiary’s asbestos-related defense and indemnity costs through December 31, 2018, which it expects to recover from insurers. Based on the above-referenced court rulings

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

, the Company requested that its insurers reimburse all of the $94.9 million that remained outstanding at the time of the ruling, and the Company currently expects to receive substantially all of that amount. As of December 31, 2018, $74.4 million of that amount was reimbursed. Certain of the excess insurers have advised the subsidiary that they are still reviewing cost data relating to the other unreimbursed amounts. The subsidiary also has requested that certain excess insurers provide ongoing coverage for future asbestos-related defense and/or indemnity costs. The insurers to which the vast majority of pending claims have been tendered have not yet responded to this request. To the extent any disagreements concerning excess insurers’ payment obligations under the Delaware Supreme Court’s rulings remain, they are expected to be resolved by Delaware court action, which is still pending and has been remanded to the Delaware Superior Court for any further proceedings. In the interim, and while not impacting the results of operations, the Company’s cash funding for future asbestos-related defense and indemnity costs for which it expects reimbursement from insurers could range up to $10 million per quarter.

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

A final judgment at the trial court level was rendered in 2011 and confirmed by the Appellate Division in 2014. In 2015, the New Jersey Supreme Court refused to grant certification of the appeals, effectively ending the matter. The subsidiary expects to be responsible for 21.5% of all future asbestos-related costs.

During the year ended December 31, 2016, the Company recorded an $8 million increase in asbestos-related liabilities due to higher settlement values per claim. The related insurance asset was accordingly increased $6.4 million, resulting in a net pre-tax charge of $1.6 million. During the year ended December 31, 2017, the Company recorded an $8.3 million increase in asbestos-related liabilities due to higher settlement values per claim. The related insurance asset was accordingly increased $6.7 million, resulting in a net pre-tax charge of $1.6 million. During the year ended December 31, 2018, the Company recorded a $5.9 million increase in asbestos-related liabilities due to the rate of filings and higher settlement values per claim, relating to timing of the mix of claims resolved. The related insurance asset was accordingly increased $4.8 million, resulting in a net pre-tax charge of $1.1 million. For all periods, the net pre-tax charge is included in (Loss) income from discontinued operations, net of taxes in the Consolidated Statements of Income.

The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31,
	2018	2017
	(In thousands)
Long-term asbestos insurance asset(1)	$278,662	$284,454
Long-term asbestos insurance receivable(1)	62,523	73,489
Accrued asbestos liability(2)	56,045	50,311
Long-term asbestos liability(3)	288,962	310,326

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

Minimum Lease Obligations

The Company’s minimum obligations under non-cancelable operating leases are as follows:

December 31, 2018
(In thousands)
2019	$35,476
2020	26,463
2021	20,133
2022	14,040
2023	11,430
Thereafter	30,402
Total	$137,944

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2018, 2017 and 2016, the Company’s net rental expense related to operating leases was $38.5 million, $38.5 million and $34.8 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had $274.3 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2019.

On February 5, 2019, CFX Escrow Corporation issued two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”) to finance a portion of the DJO acquisition. Upon closing of the DJO acquisition, the Company will assume all of CFX Escrow Corporation’s obligations under the 2024 Notes and 2026 Notes. See Note 12, “Debt” for further information.

18. Segment Information

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net sales:
Air and Gas Handling	$1,473,729	$1,362,902	$1,385,261
Fabrication Technology	2,193,083	1,937,282	1,800,492
Total Net sales	$3,666,812	$3,300,184	$3,185,753

Segment operating income (loss)(1):
Air and Gas Handling	$134,015	$126,205	$150,130
Fabrication Technology	249,934	224,362	195,435
Corporate and other	(69,320)	(53,432)	(49,983)
Total segment operating income	$314,629	$297,135	$295,582

Depreciation, amortization and other impairment charges:
Air and Gas Handling	$67,756	$51,004	$53,222
Fabrication Technology	79,712	71,372	74,901
Corporate and other	1,495	1,316	704
Total depreciation, amortization and other impairment charges	$148,963	$123,692	$128,827

Capital expenditures:
Air and Gas Handling	$27,859	$18,942	$18,784
Fabrication Technology	40,512	34,167	32,662
Corporate and other	1,275	277	3,595
Total capital expenditures	$69,646	$53,386	$55,041

(1) The following is a reconciliation of Income (loss) before income taxes to segment operating income:

	Year Ended December 31,
	2018	2017	2016

Income (loss) from continuing operations before income taxes	$182,802	$(11,986)	$206,524
Loss on short term investments	10,128	—	—
Pension settlement (gain) loss	(39)	46,933	48
Interest expense, net	44,052	41,137	30,276
Restructuring and other related charges	77,686	68,351	58,496
Goodwill and intangible asset impairment charge	—	152,700	238
Segment operating income	$314,629	$297,135	$295,582

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2018	2017
	(In thousands)
Investments in Equity Method Investees:
Air and Gas Handling	$6,902	$7,151
Fabrication Technology	32,909	41,754
	$39,811	$48,905

Total Assets:
Air and Gas Handling	$2,730,734	$2,845,190
Fabrication Technology	3,435,862	3,291,205
Corporate and other	437,276	573,302
Total	$6,603,872	$6,709,697

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net Sales by Origin(1):
United States	$877,954	$782,200	$794,008
Foreign locations	2,788,858	2,517,984	2,391,745
Total Net sales	$3,666,812	$3,300,184	$3,185,753

(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	December 31,
	2018	2017
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$109,650	$121,023
Germany	56,470	63,055
Czech Republic	68,637	61,281
India	49,804	57,387
China	51,927	55,455
Other Foreign Locations	166,856	194,601
Property, plant and equipment, net	$503,344	$552,802

(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2018 and 2017.

	Quarter Ended
	March 30, 2018	June 29, 2018	September 28, 2018	December 31, 2018 (1)
	(In thousands, except per share data)
Net sales	$880,925	$925,288	$875,373	$985,226
Gross profit	270,620	287,434	270,929	303,856
Net income from continuing operations	31,879	67,508	37,898	45,538
(Loss) income from discontinued operations, net of taxes	(2,837)	(25,729)	(2,696)	2,912
Net income attributable to Colfax Corporation	24,535	38,457	31,310	45,894

Net income (loss) per share - basic
Continuing operations	$0.22	$0.52	$0.29	$0.37
Discontinued operations	$(0.02)	$(0.21)	$(0.02)	$0.02
Consolidated operations	$0.20	$0.31	$0.27	$0.39

Net income (loss) per share - diluted
Continuing operations	$0.22	$0.52	$0.29	$0.36
Discontinued operations	$(0.02)	$(0.21)	$(0.03)	$0.02
Consolidated operations	$0.20	$0.31	$0.26	$0.39

	Quarter Ended
	March 31, 2017 (1)	June 30, 2017	September 29, 2017 (1)	December 31, 2017 (1)
	(In thousands, except per share data)
Net sales	$733,630	$847,962	$844,509	$874,083
Gross profit	239,829	258,064	263,899	267,683
Net income (loss) from continuing operations	38,390	41,864	49,622	(184,416)
Income from discontinued operations, net of taxes	3,097	16,611	2,082	202,257
Net income attributable to Colfax Corporation	38,542	53,394	45,863	13,291

Net income (loss) per share - basic
Continuing operations	$0.29	$0.30	$0.36	$(1.53)
Discontinued operations	$0.03	$0.13	$0.02	$1.64
Consolidated operations	$0.31	$0.43	$0.37	$0.11

Net income (loss) per share - diluted
Continuing operations	$0.29	$0.30	$0.35	$(1.53)
Discontinued operations	$0.03	$0.13	$0.02	$1.63
Consolidated operations	$0.31	$0.43	$0.37	$0.11

(1) The sum of the net income per share amounts may not add due to rounding.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Subsequent Events

On January 11, 2019, the Company issued $460 million in tangible equity units.  The Company offered 4 million of its 5.75% tangible equity units at the stated amount of $100 per unit. An option to purchase up to an additional 600,000 tangible equity units at the stated amount of $100 per unit was exercised in full at settlement. Total cash of $447.7 million was received upon closing, comprised of $377.8 million prepaid stock purchase contracts and $69.9 million of senior amortizing notes due January 2022. One or more entities affiliated with Mitchell Rales, the Chairman of our Board, or Steven Rales, one of our current stockholders, purchased 500,000 Units (representing an aggregate stated amount of $50 million) in this offering at the public offering price for investment purposes. Unless the 4.6 million stock purchase contracts are redeemed by the Company or settled earlier at the unit holder’s option, they are mandatorily convertible into shares of our common stock at not less than 4.0 shares per purchase contract or more than 4.8054 shares per purchase contract on January 15, 2022. This corresponds to not less than 18.4 million shares and not more than 22.1 million shares at the maximum.

On February 5, 2019 the Company closed on a transaction in which $600 million of 6.0% senior notes due 2024 and $400 million of 6.375% senior notes due 2026 were issued by CFX Escrow Corporation, an unaffiliated special purpose finance entity established to issue the notes and incorporated in the State of Delaware. Upon closing of the DJO acquisition, the Company will assume the obligations of CFX Escrow Corporation under the notes and the notes will be guaranteed by each current and future subsidiary of the Company that guarantees its debt facilities. The net proceeds of $987.5 million will be used to finance a portion of the purchase price for the DJO acquisition.

During 2019, a subsidiary of the Company initiated a tender to noncontrolling holders of shares of one if its subsidiaries under a general offer.  The estimated amount to be paid to complete the tender is approximately $90 million, which will be financed by a combination of debt and cash on hand. This transaction is expected to be finalized during the first quarter of 2019.

In February 2019, one of the Company’s foreign pension plans entered into an arrangement with a third party that is expected to result in the buyout of the plan’s future liabilities from the Company. The Company is currently evaluating the effect of this arrangement on its 2019 consolidated financial statements, including the potential for a pension settlement loss.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

Item 9B. Other Information
On February 21, 2019, the Company entered into a third amendment to the registration rights agreement, dated May 30, 2003 and as amended February 18, 2013 and February 15, 2016, by the Company and each of Mitchell P. Rales and Steven M. Rales.

The amendment extends the duration of the registration rights period for 18,271,832 shares of Colfax Common stock subject to the agreement until May 8, 2022. In consideration for entering into the amendment, each of Mitchell P. Rales and Steven M. Rales agreed to refrain from exercising their registration rights prior to May 8, 2019, the expiration date of the registration rights period under the prior amended agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2019 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2019 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2019 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2019 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2019 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2019 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page

125
of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits: See exhibits listed under Part (B) below.

(B)	Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	133
EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase Agreement, dated as of September 24, 2017, by and between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017

2.2	Agreement and Plan of Merger by and among DJO Global, Inc. Colfax Corporation, Motion Merger Sub, Inc. and Grand Slam Holdings, LLC	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on November 19, 2018

3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008

4.2
Indenture, dated as of April 19, 2017, by and among Colfax Corporation, as issuer, the Subsidiary Guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, as paying agent, and Deutsche Bank Luxembough S.A., as transfer agent, registrar and authenticating agent, and Form of Global Note included therein
Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 19, 2017

10.1	Conversion Agreement, dated February 12, 2014, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 12, 2014

10.2	Colfax Corporation 2008 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008

10.3	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.4	Colfax Corporation 2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

Exhibit No.	Description	Location
10.5	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.6	Form of Non-Qualified Stock Option Agreement for officers with retirement provision *	Filed herewith

10.7	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.8	Form of Non-Qualified Stock Option Agreement for non-officers with retirement provision*	Filed herewith

10.9	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.10	Form of Performance Stock Unit Agreement with retirement provision*	Filed herewith

10.11	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.12	Form of Restricted Stock Unit Agreement with retirement provisions*	Filed herewith

10.13	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.14	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.15	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.16	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.17	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

10.18	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.19	Amendment No. 1 to Colfax Corporation Amended and Restated Excess Benefit Plan, dated December 12, 2018*	Filed herewith

Exhibit No.	Description	Location
10.20	Colfax Corporation Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016

10.21	Amendment No. 1 to Colfax Corporation Nonqualified Deferred Compensation Plan*	Filed herewith

10.22	Amendment No. 2 to Colfax Corporation Nonqualified Deferred Compensation Plan, dated December 12, 2018*	Filed herewith

10.23	Employment Agreement between Matthew L. Trerotola and Colfax Corporation*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015

10.24	Letter Agreement between Colfax Corporation and Christopher Hix*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2018

10.25	Employment Agreement between Colfax Corporation and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

10.26	Letter Agreement between Colfax Corporation and Shyam Kambeyanda*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2017

10.27	Form of Indemnification Agreement between the Company and each of its directors and executive officers*	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008

10.28	Colfax Corporation Annual Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.29	Colfax Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015

10.30	Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008

10.31	Amendment No. 1 to the Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File 333-148486) as filed with the SEC on April 23, 2008

10.32
Credit Agreement, dated as of June 5, 2015, among Colfax Corporation, as the borrower, certain U.S. subsidiaries of Colfax Corporation identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator
Incorporated by reference to Exhibit 99.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on June 5, 2015

Exhibit No.	Description	Location
10.33
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

10.34
Credit Agreement, dated December 17, 2018, by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Funding LLC, as syndication agent, and the co-documentation agents named therein

Incorporated by reference to Exhibit 99.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 18, 2018

10.35
Credit Agreement, dated December 17, 2018, by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Funding LLC, as syndication agent, and the co-documentation agents named therein
Incorporated by reference to Exhibit 2.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on November 19, 2018

10.36
Second Amendment to the Credit Agreement, dated June 24, 2016, among Colfax Corporation, as the borrower, the guarantors party thereto, each of the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.
Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

10.37
Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales
Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on March 11, 2008

10.38	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

10.39	Amendment No. 2 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 15, 2016	Incorporated by reference to Exhibit 10.37 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016

10.40	Amendment No. 3 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 21, 2019	Filed herewith

Exhibit No.	Description	Location
10.41	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.42	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.43	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.44	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011

10.45	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.46	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.47	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.48	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

10.49	Purchase Agreement, dated September 24, 2017, between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017

10.50	Stockholder Agreement, dated December 11, 2017, between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 10.1 Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2017

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.01	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit No.	Description	Location
31.02	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.02	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2019.

COLFAX CORPORATION
By: /s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 21, 2019

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER M. HIX
Christopher M. Hix
Senior Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Charged to Other Accounts (2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Year Ended December 31, 2018:
Allowance for doubtful accounts	$31,488	$13,258	$—	$(7,381)	$(2,213)	$35,152
Allowance for excess slow-moving and obsolete inventory	34,960	20,446	—	(12,113)	(2,163)	41,130
Valuation allowance for deferred tax assets	155,131	9,743	7,180	(16,706)	(7,325)	148,023
Year Ended December 31, 2017:
Allowance for doubtful accounts	$29,005	$2,824	$—	$(2,271)	$1,930	$31,488
Allowance for excess slow-moving and obsolete inventory	34,625	5,510	—	(6,440)	1,265	34,960
Valuation allowance for deferred tax assets	153,740	17,269	(1,562)	(17,432)	3,116	155,131
Year Ended December 31, 2016:
Allowance for doubtful accounts	$27,582	$7,420	$—	$(6,536)	$539	$29,005
Allowance for excess slow-moving and obsolete inventory	28,352	22,764	—	(16,492)	1	34,625
Valuation allowance for deferred tax assets	161,030	21,013	(1,751)	(14,813)	(11,739)	153,740

(1)	Amounts charged to expense are net of recoveries for the respective period.

(2)	Represents amount charge to Accumulated other comprehensive loss and reclassifications to deferred tax asset accounts.

S-1