Form 10-Q
period 2019-03-29
Colfax CORP
filed 2019-05-08
CIK 1420800

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CFX	New York Stock Exchange
5.75% Tangible Equity Units	CFXA	New York Stock Exchange
As of March 29, 2019, there were 117,558,414 shares of the registrant’s common stock, par value $.001 per share, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018

Net sales	$1,007,668	$880,925
Cost of sales	649,378	610,305
Gross profit	358,290	270,620
Selling, general and administrative expense	318,144	200,519
Restructuring and other related charges	15,386	7,929
Operating income	24,760	62,172
Pension settlement loss	43,774	—
Interest expense, net	29,121	9,588
Loss on short term investments	—	14,719
(Loss) income from continuing operations before income taxes	(48,135)	37,865
(Benefit) provision for income taxes	(3,578)	5,986
Net (loss) income from continuing operations	(44,557)	31,879
Loss from discontinued operations, net of taxes	(3,445)	(2,837)
Net (loss) income	(48,002)	29,042
Less: income attributable to noncontrolling interest, net of taxes	4,021	4,507
Net (loss) income attributable to Colfax Corporation	$(52,023)	$24,535
Net (loss) income per share - basic and diluted
Continuing operations	$(0.36)	$0.22
Discontinued operations	$(0.03)	$(0.02)
Consolidated operations	$(0.39)	$0.20

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net (loss) income	$(48,002)	$29,042
Other comprehensive income (loss):
Foreign currency translation, net of tax of $(365) and $(843)	26,402	81,675
Unrealized gain (loss) on hedging activities, net of tax of $1,878 and $(2,933)	5,352	(5,134)
Amounts reclassified from Accumulated other comprehensive income:
Amortization of pension and other post-retirement net actuarial (loss) gain, net of tax of $(1,926) and $203	(9,614)	957
Amortization of pension and other post-retirement prior service cost, net of tax of $0 and $0	32	1
Other comprehensive income	22,172	77,499
Comprehensive (loss) income	(25,830)	106,541
Less: comprehensive income attributable to noncontrolling interest	8,140	10,559
Comprehensive (loss) income attributable to Colfax Corporation	$(33,970)	$95,982

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	March 29, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,418	$245,019
Trade receivables, less allowance for doubtful accounts of $41,538 and $35,152	1,153,056	989,418
Inventories, net	739,535	496,535
Other current assets	273,648	227,469
Total current assets	2,408,657	1,958,441
Property, plant and equipment, net	647,608	503,344
Goodwill	3,852,431	2,576,617
Intangible assets, net	2,871,424	1,012,913
Lease asset - right of use	197,607	—
Other assets	524,680	552,557
Total assets	$10,502,407	$6,603,872

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$136,208	$6,334
Accounts payable	705,873	640,667
Customer advances and billings in excess of costs incurred	155,193	147,307
Accrued liabilities	574,354	405,037
Total current liabilities	1,571,628	1,199,345
Long-term debt, less current portion	4,037,146	1,192,408
Non-current lease liability	152,601	—
Other liabilities	999,316	735,173
Total liabilities	6,760,691	3,126,926
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 117,558,414 and 117,275,217 issued and outstanding	118	117
Additional paid-in capital	3,421,063	3,057,982
Retained earnings	955,183	991,838
Accumulated other comprehensive loss	(798,864)	(780,177)
Total Colfax Corporation equity	3,577,500	3,269,760
Noncontrolling interest	164,216	207,186
Total equity	3,741,716	3,476,946
Total liabilities and equity	$10,502,407	$6,603,872

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2018	117,275,217	$117	$3,057,982	$991,838	$(780,177)	$207,186	$3,476,946
Cumulative effect of accounting change	—	—	—	15,368	(15,368)	—	—
Net (loss) income	—	—	—	(52,023)	—	4,021	(48,002)
Distributions to noncontrolling owners	—	—	—	—	—	(2,170)	(2,170)
Noncontrolling interest share repurchase	—	—	(22,409)	—	(21,372)	(48,940)	(92,721)
Other comprehensive loss, net of tax of $(413)	—	—	—	—	18,053	4,119	22,172
Issuance of Tangible Equity Units	—	—	377,814	—	—	—	377,814
Common stock-based award activity	283,197	1	7,676	—	—	—	7,677
Balance at March 29, 2019	117,558,414	$118	$3,421,063	$955,183	$(798,864)	$164,216	$3,741,716

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2017	123,245,827	$123	$3,228,174	$846,490	$(574,372)	$226,849	$3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	24,535	—	4,507	29,042
Distributions to noncontrolling owners	—	—	—	—	—	(721)	(721)
Other comprehensive loss, net of tax of $(3,573)	—	—	—	—	71,447	6,052	77,499
Common stock-based award activity	231,908	—	8,160	—	—	—	8,160
Balance at March 30, 2018	123,477,735	$123	$3,236,334	$876,177	$(508,077)	$236,687	$3,841,244

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 29, 2019	March 30, 2018

Cash flows from operating activities:
Net (loss) income	$(48,002)	$29,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	44,832	36,987
Stock-based compensation expense	5,238	5,595
Non-cash interest expense	1,821	1,120
Loss on short term investments	—	14,719
Deferred income tax benefit	(9,185)	(591)
Loss (gain) on sale of property, plant and equipment	218	(7,148)
Pension settlement loss	43,774	—
Changes in operating assets and liabilities:
Trade receivables, net	1,876	(17,896)
Inventories, net	(36,131)	(42,436)
Accounts payable	(45,749)	(18,836)
Customer advances and billings in excess of costs incurred	7,238	27,391
Changes in other operating assets and liabilities	(38,218)	(30,604)
Net cash used in operating activities	(72,288)	(2,657)
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,356)	(11,097)
Proceeds from sale of property, plant and equipment	1,283	9,034
Acquisitions, net of cash received	(3,147,835)	(50,964)
Proceeds from sale of business, net	—	(1,048)
Net cash used in investing activities	(3,170,908)	(54,075)
Cash flows from financing activities:
Payments under term credit facility	(502,813)	(18,750)
Proceeds from borrowings under notes and term credit facility	2,725,000	—
Proceeds from borrowings on revolving credit facilities and other	1,233,735	173,886
Repayments of borrowings on revolving credit facilities and other	(477,045)	(99,600)
Payment of deferred debt issuance costs	(24,280)	—
Proceeds from tangible equity units, net	377,814	—
Proceeds from issuance of common stock, net	2,439	2,565
Payment for noncontrolling interest share repurchase	(92,721)	—
Other	(3,103)	(690)
Net cash provided by financing activities	3,239,026	57,411
Effect of foreign exchange rates on Cash and cash equivalents	1,569	5,648
(Decrease) increase in Cash and cash equivalents	(2,601)	6,327
Cash and cash equivalents, beginning of period	245,019	262,019
Cash and cash equivalents, end of period	$242,418	$268,346

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Colfax Corporation (the “Company” or “Colfax”) is a leading diversified technology company that provides air and gas handling, fabrication technology, and medical device products and services to customers around the world under the Howden, ESAB, and DJO brands.

On February 22, 2019, Colfax completed the purchase of DJO Global, Inc. (“DJO”, “DJO Acquisition”) pursuant to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated November 19, 2018. Colfax paid an aggregate purchase price of $3.15 billion, subject to certain adjustments set forth in the Merger Agreement (the “Purchase Price”). DJO is a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.

On December 11, 2017, the Company completed the sale of its Fluid Handling business (“Fluid Handling”). Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Fluid Handling business as a discontinued operation. See Note 3, “Discontinued Operations”, for further information.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.

The Condensed Consolidated Balance Sheet as of December 31, 2018 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), filed with the SEC on February 21, 2019.

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

The results of operations for the three months ended March 29, 2019 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business. As air and gas handling customers seek to fully utilize capital spending budgets before the end of the year, usually our shipments peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2019

Standards Adopted	Description	Effective Date
ASU 2016-02, Leases (Topic 842)
The standard requires a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The standard also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The new guidance can be adopted using a modified retrospective transition and provides for certain practical expedients. The Company adopted ASU No. 2016-02, “Leases (Topic 842)”, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed historical lease classification to be carried forward. Additionally, the Company elected the practical expedient to consolidate less significant non-lease components into the lease component for all asset classes. The Company made an accounting policy election, as permitted by Topic 842 to only record a right-of-use asset and related liability for leases with an initial term in excess of 12 months. The Company will recognize those lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term. The Company recognized a right-of-use asset of $197.6 million, with corresponding related lease liabilities of $197.6 million on the condensed consolidated balance sheet. For more information, refer to Note 10, “Leases”.
January 1, 2019
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard provides entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items stranded in accumulated other comprehensive income. The new guidance was applied retrospectively as of January 1, 2019. As a result of this new accounting guidance, $15.4 million of tax benefit formerly booked to Other Comprehensive Income was reclassified to retained earnings.

January 1, 2019
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The ASU amends the current hedge accounting model and eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Companies are required to apply amendments to cash flow and net investment hedge relationship using modified retrospective method and apply prospective method for the presentation and disclosure requirements. The adoption of the ASU did not have a material impact on the consolidated financial statements, as such, no adjustment was recorded.
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
		The Company is currently evaluating the impact of this ASU on its consolidated financial statements.	January 1, 2020
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The ASU modifies the disclosure requirements for fair value measurements.	The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2020
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2021

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Discontinued Operations

Sale of Fluid Handling Business

The Company sold its Fluid Handling business to CIRCOR International, Inc. (“CIRCOR”) on December 11, 2017. The key components of Loss from discontinued operations for the three months ended March 29, 2019 and March 30, 2018 were as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(In thousands)
Selling, general and administrative expense(1)	$2,307	$2,471
Divestiture-related expense, net(2)	126	1,075
Loss from discontinued operations before income taxes	(2,433)	(3,546)
Income tax expense (benefit)	1,012	(709)
Loss from discontinued operations, net of taxes	$(3,445)	$(2,837)

(1) Pursuant to the purchase agreement, the Company retained its asbestos-related contingencies and insurance coverages. However, as the Company did not retain an interest in the ongoing operations of the business subject to the contingencies, the Company has classified asbestos-related activity in its Condensed Consolidated Statements of Operations as part of Loss from discontinued operations. See Note 15, “Commitments and Contingencies” for further information.
(2) Primarily related to professional and consulting fees associated with the divestiture including due diligence and preparation of regulatory filings, as well as employee benefit arrangements and other disposition-related activities.

The Company did not have material cash flows for discontinued operations during the three months ended March 29, 2019 and March 30, 2018.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Acquisition

On February 22, 2019, Colfax completed the purchase of DJO Global, Inc. (“DJO”, “DJO Acquisition”) pursuant to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated November 19, 2018. Colfax paid an aggregate net purchase price of $3.15 billion, subject to certain adjustments set forth in the Merger Agreement (the “Purchase Price”). See Note 8, “Equity” and Note 11, “Debt” for a discussion of the respective financing components of the DJO Acquisition.

DJO is a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation. DJO has approximately 5,000 employees across 18 locations around the world. The acquisition is expected to evolve the Company to higher margins, faster growth, and lower cyclicality, while providing opportunities for significant bolt-on and adjacent acquisitions over time. The value included as Goodwill for this acquisition is reflective of these expected benefits in conjunction with anticipated synergies as the Company uses Colfax Business System (“CBS”) to drive further operating improvement, margin expansion, and long-term growth. CBS is the Company’s business management system, combining a comprehensive set of tools and repeatable, teachable processes, that the Company uses to create superior value for its customers, shareholders and associates.

During the three months ended March 29, 2019, the Company incurred $53.3 million of advisory, legal, audit, valuation and other professional service fees in connection with the DJO Acquisition, which are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. As of March 29, 2019,$0.7 million related to these expenses were included in Accrued liabilities in the Condensed Consolidated Balance Sheet.

The DJO Acquisition was accounted for using the acquisition method of accounting and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the date of acquisition. The following unaudited proforma financial information presents Colfax’s consolidated financial information assuming the acquisition had taken place on January 1, 2018. These amounts are presented in accordance with GAAP, consistent with the Company’s accounting policies.

	Three Months Ended
	March 29, 2019	March 30, 2018
	(Unaudited, in thousands)
Net sales	$1,176,834	$1,173,554
Net income (loss) attributable to Colfax Corporation	(10,478)	(6,894)

The following table summarizes the Company’s best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition. These amounts, including inventories, deferred taxes, intangible assets, useful lives of the intangible assets, and property, plant and equipment, are determined based upon certain valuations and studies that have yet to be finalized. Accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed, which could be material. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

February 22, 2019
(In thousands)
Trade receivables	$160,967
Inventories	211,991
Property, plant and equipment	171,500
Goodwill	1,245,612
Intangible assets	1,864,000
Accounts payable	(107,144)
Other assets and liabilities, net	(399,907)
Total	3,147,019
Less: net assets attributable to noncontrolling interest	(1,862)
Consideration, net of cash acquired	$3,145,157

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes preliminary Intangible assets acquired, excluding Goodwill, as of February 22, 2019:

	Intangible Asset (In thousands)	Weighted-Average Amortization Period (Years)

Trademarks	$606,000	Indefinite
Customer relationships	954,000	14
Acquired technology	304,000	12
Intangible assets	$1,864,000

5. Revenue

The following tables disaggregate the Company’s revenue by segment and timing of transfer:

	Three Months Ended
	March 29, 2019			March 30, 2018
	Fabrication Technology	Air and Gas Handling	Medical Technology	Fabrication Technology	Air and Gas Handling
	(in thousands)
Point in time	$560,384	$124,587	123,535	$533,013	$213,406
Over time	—	199,162	—	260	134,246
Total	$560,384	$323,749	$123,535	$533,273	$347,652

In certain contracts, particularly within the Air and Gas Handling segment, the Company is engaged to engineer and build highly-customized, large-scale products and systems. In these circumstances, the Company produces an asset with no alternative use and has a right to payment for performance completed to date. As a result, revenue is recognized over the performance period of the contract based on progress to date.

As of March 29, 2019, the Air and Gas Handling business had $893.0 million of remaining performance obligations, which is also referred to as total backlog. Of that total backlog, the Company expects to recognize approximately 68% as revenue in 2019 and an additional 32% thereafter.

As of March 29, 2019 and December 31, 2018, there were $150.7 million and $168.3 million, respectively, of revenues in excess of billings and $83.4 million and $68.1 million, respectively, of billings in excess of revenues on long-term contracts in the Condensed Consolidated Balance Sheets.

The Company’s Fabrication Technology business formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. As a result, of the total amount of remaining unsatisfied performance obligations, the majority relate to ship and bill arrangements.

For contracts within the Medical Technology segment, the Company further disaggregates revenue into three primary sales channels. The Dealers & Distributors channel, comprising 41% of Medical Technology revenue for the three months ended March 29, 2019, represents products sold to independent dealers, distributors and retailers. The Insurance channel represents products sold to patients who qualify for medical reimbursement and comprises 17% of Medical Technology revenue for the three months ended March 29, 2019. The Direct channel, comprising 41% of Medical Technology revenue for the three months ended March 29, 2019 represents products sold directly to orthopedic groups, hospitals, and consumers. The remaining 1% of products are sold through other channels.

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of March 29, 2019 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, liquidated damages, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In some circumstances for both over time and point in time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2018 and 2017, total contract liabilities were $140.0 million and $133.3 million, respectively. During the three months ended March 29, 2019 and March 30, 2018, revenue recognized that was included in the contract liability balance at the beginning of the year was $80.1 million and $57.3 million, respectively. Of this total, 55% and 70%, respectively, was related to long-term contracts which have met the criteria for over time recognition. As of March 29, 2019 and March 30, 2018, total contract liabilities were $148.5 million and $161.8 million, respectively.

6. Net (Loss) Income Per Share from Continuing Operations

Net (loss) income per share from continuing operations was computed as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(In thousands, except share data)
Net (loss) income from continuing operations attributable to Colfax Corporation (1)	$(48,578)	$27,372
Weighted-average shares of Common stock outstanding - basic	133,713,815	123,560,338
Net effect of potentially dilutive securities - stock options and restricted stock units	—	520,460
Weighted-average shares of Common stock outstanding - diluted	133,713,815	124,080,798
Net (loss) income per share from continuing operations - basic and diluted	$(0.36)	$0.22

(1) Net (loss) income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net (loss) income from continuing operations less the income attributable to noncontrolling interest, net of taxes.

For the three months ended March 29, 2019, the weighted-average shares of Common stock outstanding- basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 30, 2018 excludes 3.0 million of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

7. Income Taxes

During the three months ended March 29, 2019, Loss from continuing operations before income taxes was $48.1 million, while the income tax benefit was $3.6 million. The effective tax rate was 7.4% for the three months ended March 29, 2019. The effective tax rate for the three months ended March 29, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019, and a $6.7 million unfavorable discrete U.S. income tax expense due to a change in valuation allowance as a result of the DJO Acquisition.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

There were no repurchases made during the three months ended March 29, 2019. As of March 29, 2019, the remaining stock repurchase authorization provided by the Company’s Board of Directors was $100.0 million.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended March 29, 2019 and March 30, 2018. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2019	$(80,794)	$(752,989)	$38,238	$(795,545)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	824	8,803	10	9,637
Gain on long-term intra-entity foreign currency transactions	—	12,621	—	12,621
Gain on net investment hedges	—	—	5,453	5,453
Unrealized loss on cash flow hedges	—	—	(76)	(76)
Other comprehensive (loss) income before reclassifications	824	21,424	5,387	27,635
Amounts reclassified from Accumulated other comprehensive loss (1)	(9,582)	—	—	(9,582)
Noncontrolling interest share repurchase	—	(21,372)	—	(21,372)
Net Other comprehensive (loss) income	(8,758)	52	5,387	(3,319)
Balance at March 29, 2019	$(89,552)	$(752,937)	$43,625	$(798,864)

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

(1) Included in the computation of net periodic benefit cost. The 2019 amount includes a $(10.3) million impact due to a non-U.S. pension plan settlement. See Note 13, “Net Periodic Benefit Cost - Defined Benefit Plans” for additional details.

Tangible equity unit (“TEU”) offering

On January 11, 2019, the Company issued $460 million in tangible equity units. The Company offered 4 million of its 5.75% tangible equity units at the stated amount of $100 per unit. An option to purchase up to an additional 600,000 tangible equity units at the stated amount of $100 per unit was exercised in full at settlement. Total cash of $447.7 million was received upon closing.
The proceeds from the issuance of the TEUs were allocated to equity and debt based on the relative fair value of the respective components of each TEU as follows:

	TEU prepaid stock purchase contracts	TEU amortizing notes	Total
	(In millions, except per unit amounts)
Fair value per unit	$84.39	$15.61	$100.00
Gross proceeds	388.2	71.8	460.0
Less: Issuance costs	10.4	1.9	12.3
Net proceeds	$377.8	$69.9	$447.7

The $377.8 million fair value of the prepaid stock purchase contracts is recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheets. The fair value of the $69.9 million of TEU amortizing notes due January 2022 has both a short-term and a long-term component. $47.3 million is recorded in Long-term debt, less current portion, while $22.6 million is recorded in Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The Company deferred certain debt issuance costs associated with the debt component of the TEUs. These amounts offset the debt liability balance in the Condensed Consolidated Balance Sheets and are being amortized over its term.
TEU prepaid stock purchase contracts
Unless previously settled at the holder’s option, for each purchase contract the Company will deliver to holders on January 15, 2022 (subject to postponement in certain limited circumstances, the “mandatory settlement date”) a number of shares of common stock. The number of shares of common stock issuable upon settlement of each purchase contract (the “settlement rate”) will be determined using the arithmetic average of the volume average weighted price for the 20 consecutive trading days beginning on,

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and including, the 21st scheduled trading day immediately preceding January 15, 2022 (“the Applicable Market Value”) with reference to the following settlement rates:

•
if the Applicable Market Value of the common stock is greater than the threshold appreciation price of $25.00, then the holder will receive 4.0000 shares of common stock for each purchase contract (the “minimum settlement rate”);

•
if the Applicable Market Value of the common stock is greater than or equal to the reference price of $20.81, but less than or equal to the threshold appreciation price of $25.00, then the holder will receive a number of shares of common stock for each purchase contract having a value, based on the Applicable Market Value, equal to $100; and

•
if the Applicable Market Value of the common stock is less than the reference price of $20.81, then the holder will receive 4.8054 shares of common stock for each purchase contract (the “maximum settlement rate”).

TEU amortizing notes
Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum and has a final installment payment date of January 15, 2022. On each January 15, April 15, July 15 and October 15, commencing on April 15, 2019, the Company pays equal quarterly cash installments of $1.4375 per TEU amortizing note (except for the April 15, 2019 installment payment, which was $1.5014 per TEU amortizing note), which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 5.75% per year with respect to the $100 stated amount per unit. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company.
Earnings per share
Unless the 4.6 million stock purchase contracts are redeemed by the Company or settled earlier at the unit holder’s option, they are mandatorily convertible into shares of Colfax common stock at not less than 4.0 shares per purchase contract or more than 4.8054 shares per purchase contract on January 15, 2022. This corresponds to not less than 18.4 million shares and not more than 22.1 million shares at the maximum. The 18.4 million minimum shares are included in the calculation of weighted-average shares of Common stock outstanding - basic. The difference between the minimum and maximum shares represents potentially dilutive securities. The Company includes them in its calculation of weighted-average shares of Common stock outstanding - diluted on a pro rata basis to the extent the average Applicable Market Value is higher than the reference price but is less than the conversion price.

Repurchase of noncontrolling interest shares
During the three months ended March 29, 2019, a South Africa consolidated subsidiary of the Company completed the repurchase of nearly all the noncontrolling interest shares of one of its subsidiaries under a general offer.  As of March 29, 2019, the Company owns 99.8% of this subsidiary. The amount paid to its noncontrolling shareholders was $92.7 million, which was financed by additional debt. See Note 11, “Debt” for more information. The difference between the cash paid and the book value of the noncontrolling interest repurchased was recorded in Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

9. Inventories, Net

Inventories, net consisted of the following:

	March 29, 2019	December 31, 2018
	(In thousands)
Raw materials	$183,023	$165,738
Work in process	103,919	88,860
Finished goods	501,812	283,067
	788,754	537,665
Less: allowance for excess, slow-moving and obsolete inventory	(49,219)	(41,130)
Inventories, net	$739,535	$496,535

10. Leases

The Company leases certain office spaces, warehouses, facilities, vehicles, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on our Condensed Consolidated Balance Sheet, with the current lease liability being included in Accrued liabilities. Operating lease expense approximated cash paid for leases during the three months ended March 29, 2019.

Quantitative information regarding the Company’s leases is as follows:

Three Months Ended March 29, 2019
(In thousands)
Operating lease expense	$10,721

As of March 29, 2019
Maturities of lease liabilities is as follows:	(In thousands)
2019	$37,856
2020	40,834
2021	31,700
2022	23,362
2023	19,232
Thereafter	74,739
Total	227,723
Less: present value discount	(30,116)
Present value of lease liabilities	$197,607

Weighted-average remaining lease term (in years):
Operating leases	8.2
Weighted-average discount rate:
Operating leases	3.3%

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Debt

Long-term debt consisted of the following:

	March 29, 2019	December 31, 2018
	(In thousands)
Term loans	$1,705,403	$485,959
Euro senior notes	388,491	395,420
TEU amortizing notes	70,171	—
2024 and 2026 notes	987,674	—
Revolving credit facilities and other	1,021,615	317,363
Total debt	4,173,354	1,198,742
Less: current portion	(136,208)	(6,334)
Long-term debt	$4,037,146	$1,192,408

New Term Loan Facilities and New Revolving Credit Facility

On December 17, 2018, the Company entered into a credit agreement (the “New Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein. The New Credit Facility consists of a revolving credit facility which totals $1.3 billion in commitments (the “New Revolver”) and a Term A-1 loan in an aggregate amount of $1.2 billion (the “Five Year Term Loan”), each of which matures in five years, and a Term A-2 loan in an aggregate amount of $500 million, which matures in two years (the “Two Year Term Loan” and, together with the Five years Term Loan, the “New Term Loan Facilities”). The New Revolver contains a $50 million swing line loan sub-facility.

The initial credit extensions under the New Credit Facility were only made available to the Company on the date of consummation of the DJO Acquisition, which occurred on February 22, 2019. See Note 4, “Acquisition” for details.

The New Term Loan Facilities and the New Revolver bear interest, at the Company’s election, at either the base rate (as defined in the New Credit Facility) or the Eurocurrency rate (as defined in the New Credit Facility), in each case, plus the applicable interest rate margin. The New Term Loan Facilities and the New Revolver initially bear interest either at the Eurocurrency rate plus 1.75% or at the base rate plus 0.75%, and in future quarters will bear interest either at the Eurocurrency rate or the base rate plus the applicable interest rate margin based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), Colfax’s total leverage ratio and the Company’s corporate family credit rating as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Each swing line loan denominated in dollars bears interest at the base rate plus the applicable interest rate margin and each swing line loan denominated in any other currency available under the New Credit Facility bears interest at the Eurocurrency rate plus the applicable interest rate margin.

Certain of the Company’s U.S. subsidiaries have agreed to guarantee Colfax’s obligations under the New Credit Facility.

The New Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the New Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as Consolidated Total Debt (as defined in the New Credit Facility) divided by EBITDA (as defined in the New Credit Facility) of, initially, 6.00:1.00, with a step-down to 5.50:1.00 at the end of the second and third fiscal quarters following the consummation of the DJO Acquisition, 4.75:1.00 at the end of the fourth and fifth fiscal quarters, 4.25:1.00 at the end of the sixth fiscal quarter, 4.00:1.00 at the end of the seventh fiscal quarter, and 3.50:1.00 at the end of the eighth fiscal quarter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The New Credit Facility also contains a “springing” collateral provision, which will require the obligations under the New Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries, subject to customary exceptions, within an agreed period of time if Colfax’s total leverage ratio under the New Credit Facility is greater than or equal to 3.75:1.00 for two consecutive fiscal quarters following the fourth fiscal quarter ending after consummation of the DJO Acquisition. The New Credit Facility contains various events of default (including failure to comply with the covenants under the New Credit Facility and related agreements) and upon an event of default the lenders may,

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

subject to various customary cure rights, require the immediate payment of all amounts outstanding under the New Term Loan Facilities and the New Revolver.

As of March 29, 2019, the Company is in compliance with the covenants under the New Credit Facility.

The proceeds of the loans under the New Credit Facility were used by the Company to repay in full its preexisting credit agreement (the “DB Credit Agreement”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator, as well as to pay a portion of the consideration paid by the Company in connection with the DJO Acquisition and other related fees.

In conjunction with the New Credit Facility, the Company recorded a charge to Interest expense, net in the Condensed Consolidated Statement of Operations for the three months ended March 29, 2019 of $0.8 million to write-off certain original issue discount and deferred financing fees associated with the DB Credit Agreement. In association with the New Credit Facility, the Company recorded an aggregate $12.8 million in deferred financing fees in its Condensed Consolidated Balance Sheet, which will be accreted to Interest expense, net primarily using the effective interest method, over the life of the New Credit Facility.

As of March 29, 2019, the weighted-average interest rate of borrowings under the New Credit Facility was 4.21%, excluding accretion of original issue discount and deferred financing fees, and there was $465.0 million available on the revolving credit facility.

Euro Senior Notes

On April 19, 2017, the Company issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Senior Notes”). The Euro Senior Notes are due in April 2025 and have an interest rate of 3.25%. The proceeds from the Euro Senior Notes offering were used to repay borrowings under the DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of the Company’s domestic subsidiaries (the "Guarantees"). In conjunction with the issuance, the Company recorded $6.0 million of deferred financing fees. The Euro Senior Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

TEU Amortizing Notes

On January 11, 2019, the Company issued $460 million in tangible equity units. The Company offered 4 million of its 5.75% tangible equity units at the stated amount of $100 per unit. An option to purchase up to an additional 600,000 tangible equity units at the stated amount of $100 per unit was exercised in full at settlement. Total cash of $447.7 million was received upon closing, comprised of $377.8 million TEU prepaid stock purchase contracts and $69.9 million of TEU amortizing notes due January 2022. The proceeds were used to finance a portion of the purchase price for the DJO Acquisition and for general corporate purposes. For more information, refer to Note 8, “Equity.”

2024 Notes and 2026 Notes

On February 5, 2019, two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”) were issued by CFX Escrow Corporation, an unaffiliated special purpose finance entity established to issue the notes and incorporated in the State of Delaware, to finance a portion of the DJO Acquisition. The 2024 Notes are due on February 15, 2024 and have an interest rate of 6.0%. The 2026 Notes are due on February 15, 2026 and have an interest rate of 6.375%. Upon closing of the DJO Acquisition, the Company assumed all of CFX Escrow Corporation’s obligations under the 2024 Notes and 2026 Notes. Each tranche of notes is guaranteed by certain of the Company’s domestic subsidiaries.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $271.2 million. As of March 29, 2019, outstanding borrowings under these facilities were $69.0 million, and had a weighted average borrowing rate of 3.75%.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Additionally, as discussed in Note 8, “Equity”, the Company repurchased noncontrolling interest shares during the three months ended March 29, 2019. Based on local requirements, the Company was required to enter into a debt arrangement to enact the repurchases. As of March 29, 2019, the outstanding balance of $91.2 million was included in Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheets and is expected to be repaid during the three months ending June 28, 2019.

The Company is also party to letter of credit facilities with total capacity of $757.2 million. Total letters of credit of $355.9 million were outstanding as of March 29, 2019.

In total, the Company has deferred financing fees of $30.9 million included in its Condensed Consolidated Balance Sheet, which will be accreted to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements as of March 29, 2019.

12. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 29, 2019	December 31, 2018
	(In thousands)
Accrued payroll	$123,803	$110,563
Accrued taxes	75,122	67,273
Accrued asbestos-related liability	58,556	56,045
Warranty liability - current portion	39,802	36,581
Accrued restructuring liability - current portion	29,986	28,600
Accrued third-party commissions	28,383	18,631
Lease liability - current portion	45,006	—
Other	173,696	87,344
Accrued liabilities	$574,354	$405,037

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(In thousands)
Warranty liability, beginning of period	$37,705	$34,177
Accrued warranty expense	4,832	6,026
Changes in estimates related to pre-existing warranties	406	308
Cost of warranty service work performed	(5,433)	(5,525)
Acquisition-related liability	2,514	—
Foreign exchange translation effect	(51)	522
Warranty liability, end of period	$39,973	$35,508

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 29, 2019
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Air and Gas Handling:
Termination benefits(1)	$22,700	$—	$3,781	$(7,285)	$61	$19,257
Facility closure costs(2)	1,311	—	774	(818)	(391)	876
	24,011	—	4,555	(8,103)	(330)	20,133
Fabrication Technology:
Termination benefits(1)	5,494	—	2,695	(4,672)	(156)	3,361
Facility closure costs(2)	662	—	1,460	(2,031)	31	122
	6,156	—	4,155	(6,703)	(125)	3,483
Non-cash charges(2)			133
			4,288
Medical Technology:
Termination benefits(1)	—	5,922	1,952	(832)	(3)	7,039
Facility closure costs(2)	—	—	4,591	(4,591)	—	—
	—	5,922	6,543	(5,423)	(3)	7,039
Total	$30,167	$5,922	$15,253	$(20,229)	$(458)	$30,655
Non-cash charges(2)			133
			$15,386

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the three months ended March 29, 2019, the Company recorded a $133 thousand non-cash impairment charge for facilities in our Fabrication Technology segment as part of Corporate approved restructuring activities.
(3) As of March 29, 2019, $30.0 million and $0.7 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of total net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(In thousands)
Pension Benefits - U.S. Plans:
Service cost	$34	$41
Interest cost	1,798	1,811
Expected return on plan assets	(2,660)	(2,639)
Amortization	776	915
Net periodic benefit cost	$(52)	$128

Pension Benefits - Non-U.S. Plans:
Service cost	$529	$629
Interest cost	3,929	3,882
Expected return on plan assets	(3,499)	(4,675)
Settlement loss	43,774	—
Amortization	126	268
Net periodic benefit cost	$44,859	$104

Other Post-Retirement Benefits:
Service cost	$1	$7
Interest cost	122	123
Amortization	(37)	(22)
Net periodic benefit cost	$86	$108

During the three months ended March 29, 2019, the Company settled a non-U.S. pension plan, Howden Group Pension Plan (HGPP), in connection with a third-party buyout arrangement. As a result of the settlement, the Company is no longer responsible for any liabilities under HGPP and a loss of $43.8 million was recognized.

14. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $4.2 billion and $1.2 billion estimated fair value of the Company’s debt as of March 29, 2019 and December 31, 2018, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	March 29, 2019
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,485	$—	$—	$6,485
Foreign currency contracts related to sales - designated as hedges	—	629	—	629
Foreign currency contracts related to sales - not designated as hedges	—	173	—	173
Foreign currency contracts related to purchases - designated as hedges	—	503	—	503
Foreign currency contracts related to purchases - not designated as hedges	—	261	—	261
Deferred compensation plans	—	7,790	—	7,790
	$6,485	$9,356	$—	$15,841

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$2,154	$—	$2,154
Foreign currency contracts related to sales - not designated as hedges	—	61	—	61
Foreign currency contracts related to purchases - designated as hedges	—	381	—	381
Foreign currency contracts related to purchases - not designated as hedges	—	818	—	818
Deferred compensation plans	—	7,790	—	7,790
	$—	$11,204	$—	$11,204

	December 31, 2018
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,388	$—	$—	$5,388
Foreign currency contracts related to sales - designated as hedges	—	283	—	283
Foreign currency contracts related to sales - not designated as hedges	—	326	—	326
Foreign currency contracts related to purchases - designated as hedges	—	1,146	—	1,146
Foreign currency contracts related to purchases - not designated as hedges	—	325	—	325
Deferred compensation plans	—	7,154	—	7,154
	$5,388	$9,234	$—	$14,622

Liabilities:
Foreign currency contracts related to sales - designated as hedges	$—	$2,452	$—	$2,452
Foreign currency contracts related to sales - not designated as hedges	—	133	—	133
Foreign currency contracts related to purchases - designated as hedges	—	210	—	210
Foreign currency contracts related to purchases - not designated as hedges	—	557	—	557
Deferred compensation plans	—	7,154	—	7,154
	$—	$10,506	$—	$10,506

There were no transfers in or out of Level One, Two or Three during the three months ended March 29, 2019.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of March 29, 2019 and December 31, 2018, the Company had foreign currency contracts with the following notional values:

	March 29, 2019	December 31, 2018
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$34,404	$43,510
Foreign currency contracts sold - designated as hedges	157,577	125,011
Foreign currency contracts purchased - not designated as hedges	74,448	75,102
Foreign currency contracts purchased - designated as hedges	64,441	45,211
Total foreign currency derivatives	$330,870	$288,834

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(In thousands)
Contracts Designated as Hedges:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	$1,232	$2,419
Realized loss	(4,145)	(792)
Foreign Currency Contracts - related to supplier purchase contracts:
Unrealized (loss) gain	(229)	149
Realized gain	971	155
Unrealized gain (loss) on net investment hedges(1)	5,453	(7,230)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(29)	914
Realized (loss) gain	(658)	1,147
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized loss	(355)	(1,018)
Realized gain (loss)	267	(528)

(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

15. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2018 Form 10-K. Because the Company did not retain an interest in the ongoing operations of the divested Fluid Handling business, the retained asbestos-related activity has been classified in its Condensed Consolidated Statements of Operations as a component of Loss from discontinued operations, net of taxes.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asbestos Contingencies

Claims activity since December 31 related to asbestos claims is as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(Number of claims)
Claims unresolved, beginning of period	16,417	17,737
Claims filed(1)	1,056	1,069
Claims resolved(2)	(711)	(739)
Claims unresolved, end of period	16,762	18,067

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	March 29, 2019	December 31, 2018
	(In thousands)
Long-term asbestos insurance asset(1)	$278,183	$278,662
Long-term asbestos insurance receivable(1)	64,828	62,523
Accrued asbestos liability(2)	58,556	56,045
Long-term asbestos liability(3)	282,298	288,962

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16. Segment Information

Prior to the DJO Acquisition, the Company conducted its operations through two operating segments: Air and Gas Handling and Fabrication Technology. Subsequent to the DJO Acquisition, the Company conducts its continuing operations through three operating segments: Air and Gas Handling, Fabrication Technology, and Medical Technology segments, which also represent the Company’s reportable segments.

▪	Air and Gas Handling - a global supplier of industrial centrifugal and axial fans, rotary heat exchangers, gas compressors, ventilation control systems and software, and aftermarket services; and

▪	Fabrication Technology - a global supplier of welding equipment, cutting equipment, automated welding and cutting systems, and consumables.

•
Medical Technology - a leading provider of orthopedic solutions, providing orthopedic devices, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.

Certain amounts not allocated to the three reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income, which represents Operating income before Restructuring and other related charges.

The Company’s segment results were as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(In thousands)
Net sales:
Air and Gas Handling	$323,749	$347,652
Fabrication Technology	560,384	533,273
Medical Technology	123,535	—
	$1,007,668	$880,925
Segment operating income(1):
Air and Gas Handling	$29,430	$23,382
Fabrication Technology	70,605	64,138
Medical Technology	10,682	—
Corporate and other	(70,571)	(17,419)
	$40,146	$70,101

(1) Following is a reconciliation of (Loss) income from continuing operations before income taxes to segment operating income:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(In thousands)
(Loss) income from continuing operations before income taxes	$(48,135)	$37,865
Loss on short term investments	—	14,719
Pension settlement loss	43,774	—
Interest expense, net	29,121	9,588
Restructuring and other related charges	15,386	7,929
Segment operating income	$40,146	$70,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2019 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities, including the effects of the U.S. Tax Cuts and Jobs Act;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	difficulties and delays in integrating the DJO acquisition or fully realizing projected cost savings and benefits of the DJO acquisition;

•	risks about the strategic options undertaken for our Air and Gas Handling segment and risks as to the timing and considerations for such strategic options; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2018 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2018 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

In February 2019, we completed our acquisition of DJO Global Inc. (“DJO”) for $3.15 billion in cash. The acquisition of DJO has transformed Colfax by creating a new growth platform: Medical Technology.

Subsequent to the DJO acquisition, we now conduct our operations through three segments: Air and Gas Handling, Fabrication Technology, and Medical Technology, which also represent our reportable segments.

•	Air and Gas Handling - a global supplier of industrial centrifugal and axial fans, rotary heat exchangers, gas compressors, ventilation control systems and software, and aftermarket services; and

•	Fabrication Technology - a global supplier of consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys.

•
Medical Technology - a leading provider of orthopedic solutions, providing orthopedic devices, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.

Concurrent with our announcement of the DJO acquisition, we also announced that we are exploring strategic options for the Air and Gas Handling business, including a potential divestiture. We have hired advisors to assist in the process but cannot predict the outcome.

Certain amounts not allocated to the three reportable segments and intersegment eliminations are reported under the heading “Corporate and other.”

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

During the third quarter of 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations into Brazilian real, the functional currency of its direct parent. Gains and losses from the re-measurement are reflected in current earnings. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates. As of and for the three months ended March 29, 2019, the Argentina operation represented approximately 1% of our Total assets and Net sales. The devaluation of the peso resulted in a loss of $0.8 million recognized in the Fabrication Technology segment operating income during the first quarter of 2019.

Integral to our operations is Colfax Business System (CBS). CBS is our business management system, combining a comprehensive set of tools and repeatable, teachable processes, that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of CBS is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income, which represents Operating income before Restructuring and other related charges, and Adjusted EBITA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the first quarter of 2019 to the comparable 2018 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. Orders and order backlog are presented only for the Air and Gas Handling segment, where this information is relevant. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. During the first quarter of 2019, we completed the acquisition of DJO, which represents a strategic evolution of Colfax that creates a new growth platform in the high-margin orthopedic solutions market. This acquisition is the natural next step to make our company less cyclical and provide consistent, growing cash flows to execute our strategy for compounding value creation. During the last three quarters of 2018, we completed one acquisition in our Fabrication Technology segment and two acquisitions in our Air & Gas Handling segment.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 70% for the first quarter of 2019, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. Applying first quarter of 2019 foreign exchange rates to first quarter of 2018 results decreased first quarter of 2018 Net sales and Net income by 6% and 14%, respectively. Since December 31, 2018, changes in foreign exchange rates had a negligible impact on net assets as of March 29, 2019.

Seasonality

As our Air and Gas Handling customers seek to fully utilize capital spending budgets before the end of the year, usually our shipments peak during the fourth quarter. Also, our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by management to assess our operating performance. Adjusted EBITA excludes Restructuring and other such charges, acquisition-related intangible asset amortization, and other non-cash acquisition-related charges and strategic transaction costs. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans that are fundamentally different from the ongoing productivity improvements of the Company. Colfax management also believes that presenting these measures allows investors to view its performance using the same measures that the Company uses in evaluating its financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of Net (loss) income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITA.

	Three Months Ended
	March 29, 2019	March 30, 2018
	(Dollars in millions)
Net (loss) income from continuing operations (GAAP)	$(44.6)	$31.9
(Benefit) provision for income taxes	(3.6)	6.0
Loss on short term investments(1)	—	14.7
Interest expense, net	29.1	9.6
Pension settlement loss	43.8	—
Restructuring and other related charges	15.4	7.9
Strategic transaction costs(2)	55.8	—
Acquisition-related amortization and other non-cash charges(3)	30.8	20.7
Adjusted EBITA (non-GAAP)	$126.7	$90.8
Adjusted EBITA margin (non-GAAP)	12.6%	10.3%

(1) Includes the change in fair value of the CIRCOR shares received as partial consideration for the Fluid Handling business sale.
(2) Includes costs incurred for the acquisition of DJO and costs associated with the strategic review of the Air & Gas Handling business.
(3) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables show Adjusted EBITA by segment for the first quarter of 2019 and first quarter of 2018.

	Three Months Ended March 29, 2019
	Air and Gas Handling	Fabrication Technology	Medical Technology	Corporate and other	Total Colfax Corporation
	(Dollars in millions)
Operating income (loss) (GAAP)	$24.9	$66.3	$4.1	$(70.6)	$24.8
Restructuring and other related charges	4.6	4.3	6.5	—	15.4
Segment operating income (loss)	29.5	70.6	10.6	(70.6)	40.2
Strategic transaction costs	0.1	—	—	55.7	55.8
Acquisition-related amortization and other non-cash charges	7.0	8.7	15.0	—	30.8
Adjusted EBITA (non-GAAP)	$36.5	$79.3	$25.7	$(14.8)	$126.7
Adjusted EBITA margin (non-GAAP)	11.3%	14.2%	20.8%	—%	12.6%

	Three Months Ended March 29, 2018
	Air and Gas Handling	Fabrication Technology	Medical Technology	Corporate and other	Total Colfax Corporation
	(Dollars in millions)
Operating income (loss) (GAAP)	$17.9	$61.7	$—	$(17.4)	$62.2
Restructuring and other related charges	5.5	2.4	—	—	7.9
Segment operating income (loss)	23.4	64.1	—	(17.4)	70.1
Acquisition-related amortization and other non-cash charges	10.4	10.3	—	—	20.7
Adjusted EBITA (non-GAAP)	$33.8	$74.4	$—	$(17.4)	$90.8
Adjusted EBITA margin (non-GAAP)	9.7%	14.0%	—%	—%	10.3%

Total Company

Sales, Orders and Backlog

Net sales for the first quarter of 2019 increased 14% as compared with the first quarter of 2018. The following table presents the components of changes in our consolidated Net sales and, for our Air and Gas Handling segment, orders and order backlog:

			Air and Gas Handling
	Net Sales		Orders(1)		Backlog at Period End
	$	%	$	%	$	%
	(Dollars in millions)
As of and for the three months ended March 30, 2018	$880.9		$327.1		$889.5
Components of Change:
Existing Businesses(2)	14.3	1.6%	68.7	21.0%	30.0	3.4%
Acquisitions(3)	168.7	19.2%	7.8	2.4%	32.0	3.6%
Foreign Currency Translation(4)	(56.2)	(6.4)%	(19.3)	(5.9)%	(58.5)	(6.6)%
	126.8	14.4%	57.2	17.5%	3.5	0.4%
As of and for the three months ended March 29, 2019	$1,007.7		$384.3		$893.0

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

The increase in Net sales during the first quarter of 2019 compared to the first quarter of 2018 is primarily attributed to Net sales from acquisitions. Net sales from our newly-acquired Medical Technology segment were $123.5 million during the first quarter of 2019. Net sales from acquisitions in our Fabrication Technology segment and Air and Gas Handling segment were $38.9 million and $6.3 million, respectively. Net sales from existing businesses increased $23.9 million in our Fabrication Technology segment and decreased $9.6 million in our Air and Gas Handling segment. Fluctuation of foreign currency translation rates had a negative impact of $56.2 million during the quarter. Orders from existing businesses during the first quarter of 2019 as compared to the first quarter of 2018 increased by $68.7 million. The increase in orders is attributable to growth in all end markets, primarily general industrial, oil and gas and power generation.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended
	March 29, 2019	March 30, 2018
	(Dollars in millions)
Gross profit	$358.3	$270.6
Gross profit margin	35.6%	30.7%
Selling, general and administrative expense	$318.1	$200.5
Operating income	$24.8	$62.2
Operating income margin	2.5%	7.1%
Adjusted EBITA	$126.7	$90.8
Adjusted EBITA Margin	12.6%	10.3%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$15.4	$7.9
Strategic transaction costs	$55.8	$—
Acquisition-related amortization and other non-cash charges	$30.8	$20.7
Pension settlement loss	$43.8	$—
Loss on short term investments	$—	$14.7
Interest expense, net	$29.1	$9.6
(Benefit) provision for income taxes	$(3.6)	$6.0

First Quarter of 2019 Compared to First Quarter of 2018

The $87.7 million increase in Gross profit during the first quarter of 2019 in comparison to the first quarter of 2018 was primarily attributable to our newly-acquired Medical Technology segment, which contributed Gross profit of $67.1 million during the first quarter of 2019. Gross profit in our Fabrication Technology segment and Air and Gas Handling segment grew $9.3 million and $11.3 million, respectively, during the first quarter of 2019 in comparison to the first quarter of 2018. Previously-implemented price increases to address higher material and other inflation costs within the Fabrication Technology segment contributed $27.1 million. Additionally, acquisition-related growth in both Fabrication Technology and Air and Gas Handling segments contributed $15.8 million when compared to the first quarter of 2018. These improvements were partially offset by negative foreign currency exchange translation of $16.4 million. The U.S. dollar strengthened during the first quarter of 2019 against certain currencies including the Brazilian Real, Euro and Russian Rupee. Improved Gross profit margin in the first quarter of 2019 compared to first quarter of 2018 was primarily attributed to higher gross margin in our newly-acquired Medical Technology segment and gross margin improvement in the Air and Gas Handling segment.

The higher Adjusted EBITA in the first quarter of 2019 as compared to the first quarter of 2018 was primarily driven by the contribution from our newly-acquired Medical Technology segment. Adjusted EBITA margin increased by 230 basis points during the first quarter of 2019 in comparison to the first quarter of 2018, mainly attributable to the high Adjusted EBITA margin of 20.8% in our Medical Technology segment.

The $117.6 million increase in Selling, general and administrative expense in the first quarter of 2019 as compared to the first quarter of 2018 was mainly due to the inclusion of $56.4 million in our newly-acquired Medical Technology segment and $55.8 million of strategic transaction costs included in our Corporate costs in the first quarter of 2019. The strategic transaction costs mainly relate to our DJO acquisition and the strategic review of our Air and Gas Handling business. The increase in acquisition-related amortization and other non-cash charges in the first quarter of 2019 as compared to the first quarter of 2018 was mainly related to the incremental amortization of intangibles and inventory step-up charges, based on preliminary estimates, in our new Medical Technology segment. Restructuring and other related items increased during the first quarter of 2019 in comparison to the first quarter of 2018, mainly due to restructuring activities in our Medical Technologies segment.

During the first quarter of 2019, we settled a non-U.S. pension plan, Howden Group Pension Plan (HGPP), in connection with a third-party buyout arrangement. As a result of the settlement, we are no longer responsible for any liabilities under HGPP and a loss of $43.8 million was recognized.

Interest expense, net for the first quarter of 2019 increased by $19.5 million compared to the first quarter of 2018, primarily attributable to increases in debt related to our acquisition of DJO.

The loss on short term investments during the first quarter of 2018 was due to the change in fair value of the CIRCOR Shares received as partial consideration in connection with the Fluid Handling business sale.

The effective tax rate for Loss from continuing operations during the first quarter of 2019 was 7.4%, which was lower than the 2019 U.S. federal statutory tax rate of 21% mainly due to losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019 and unfavorable discrete U.S. tax expense associated with the DJO acquisition. The effective tax rate for the first quarter of 2018 was 15.8%, which was lower than the 2018 U.S. federal statutory tax rate of 21% due to a discrete tax benefit of $6.1 million primarily associated with a South American jurisdiction offset in part by international taxes which are higher than the U.S. tax rate, losses in certain jurisdictions where a tax benefit is not expected to be recognized and U.S. tax on certain foreign earnings including GILTI.

Business Segments

As discussed further above, we report results in three reportable segments: Air and Gas Handling, Fabrication Technology and Medical Technology.

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

The following table summarizes selected financial data for our Air and Gas Handling segment:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(Dollars in millions)
Net sales	$323.7	$347.7
Gross profit	$97.3	$86.0
Gross profit margin	30.1%	24.7%
Selling, general and administrative expense	$67.8	$62.7
Segment operating income	$29.4	$23.4
Segment operating income margin	9.1%	6.7%
Adjusted EBITA	$36.5	$33.8
Adjusted EBITA Margin	11.3%	9.7%
Items excluded from Adjusted EBITA:
Restructuring and other related items	$4.6	$5.5
Acquisition-related amortization and other non-cash charges	$7.0	$10.4
Strategic transaction costs	$0.1	$—
Pension settlement loss	$43.8	$—

Net sales from existing businesses, as discussed and defined under “Sales, Orders and Backlog” above, decreased by $9.6 million during the first quarter of 2019 in comparison to the first quarter of 2018, primarily due to the decline in power generation and oil and gas end markets, partially offset by an increase in the general industrial end market. Acquisitions contributed $6.3 million to Net sales in the first quarter of 2019, while foreign currency translation reduced Net sales by $20.5 million during that same period. Gross profit increased in the first quarter of 2019 as compared to the first quarter of 2018, primarily as a result of favorable change in project mix driven by our aftermarket initiatives, partially offset by negative foreign currency translation impact. Gross profit margin improved in the first quarter of 2019 as compared to the first quarter of 2018 reflecting favorable change in mix of sales from less-profitable to more-profitable projects and restructuring benefits. Selling, general and administrative expense increased in the first quarter of 2019 compared to the first quarter of 2018 mainly due to a $6.6 million gain from the sale of property during the first quarter of 2018. The higher Segment operating income, Segment operating income margin, Adjusted EBITA and Adjusted EBITA margin in the first quarter of 2019 compared to first quarter of 2018 were mainly the result of higher Gross profit partially offset by the increase in Selling, general and administrative expense discussed above. Restructuring and other related items slightly decreased during the first quarter of 2019 as compared to the first quarter of 2018, due to the changes in the pacing of our restructuring programs.

During the first quarter of 2019, we settled a non-U.S. pension plan in the Air and Gas Handling segment, Howden Group Pension Plan (HGPP), in connection with a third-party buyout arrangement. As a result of the settlement, we are no longer responsible for any liabilities under HGPP and a loss of $43.8 million was recognized.

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

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(Dollars in millions)
Net sales	$560.4	$533.3
Gross profit	$193.9	$184.6
Gross profit margin	34.6%	34.6%
Selling, general and administrative expense	$123.3	$120.4
Segment operating income	$70.6	$64.1
Segment operating income margin	12.6%	12.0%
Adjusted EBITA	$79.3	$74.4
Adjusted EBITA Margin	14.2%	14.0%
Items excluded from Adjusted EBITA:
Restructuring and other related items	$4.3	$2.4
Acquisition-related amortization and other non-cash charges	$8.7	$10.2

Net sales increased $27.1 million in the first quarter of 2019 compared to the first quarter of 2018. This growth included $23.9 million from existing businesses across all regions, $38.9 million of acquisition-related growth and a negative foreign currency translation impact of $35.7 million. The growth rate from existing businesses included 5.1% from increased customer prices to address higher material and other inflation costs. Gross profit increased in the first quarter of 2019 as compared to the first quarter of 2018 mainly due to increased price and acquisition-related growth. Gross profit margin remained consistent when compared to the same period 2018, due mainly to the impact of favorable price increases being offset by negative foreign currency translation impact and unfavorable mix of products sold. Selling, general and administrative expense increased in the first quarter of 2019 compared to the first quarter of 2018, mainly attributable to $8.5 million of acquisition-related growth partially offset by foreign currency translation impact. The higher Segment operating income, Segment operating income margin, Adjusted EBITA and Adjusted EBITA margin in the first quarter of 2019 compared to first quarter of 2018 were mainly the result of higher Gross profit partially offset by the increase in Selling, general and administrative expense and $0.8 million of loss associated with the devaluation of the Argentine peso during the first quarter of 2019. Restructuring and other related items increased during the first quarter of 2019 in comparison to the first quarter of 2018, as a result of different pace of our cost reduction programs.

Medical Technology

We develop, manufacture and distribute high-quality medical devices with a broad range of products used for rehabilitation, pain management and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. Our product lines primarily include rigid and soft orthopedic bracing, rehabilitation, footwear, surgical implant and bone growth stimulation.

The following table summarizes the selected financial data for our Medical Technology segment:

From February 22, 2019 to March 29, 2019
(Dollars in millions)
Net sales	$123.5
Gross profit	$67.1
Gross profit margin	54.3%
Selling, general and administrative expense	$56.4
Segment operating income	$10.7
Segment operating income margin	8.6%
Adjusted EBITA	$25.7
Adjusted EBITA Margin	20.8%
Items excluded from Adjusted EBITA:
Restructuring and other related items	$6.5
Acquisition-related amortization and other non-cash charges	$15.0

Net sales since the Acquisition Date for our Medical Technology segment stayed relatively consistent compared to the same period in 2018. Year over year comparison of the other selected financial data above is not practical. Gross profit and Acquisition-related amortization and other non-cash charges include a $6.6 million inventory fair value charge.

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

There were no repurchases made during the first quarter of 2019. As of March 29, 2019, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million.

DB Credit Agreement, New Term Loan Facilities, and New Revolving Credit Facility

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

The initial credit extensions under the New Credit Facility were only made available to us on the date of consummation of the DJO acquisition, which occurred on February 22, 2019. See Note 4, “Acquisition” for details.

We used the proceeds of the loans under the New Credit Facility to repay in full our preexisting credit agreement (the “DB Credit Agreement”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator, as well as to pay a portion of the consideration paid by the Company in connection with the DJO acquisition and other related fees.

As of March 29, 2019, we are in compliance with the covenants under the New Credit Facility.

As of March 29, 2019, the weighted-average interest rate of borrowings under the New Credit Facility was 4.21%, excluding accretion of original issue discount and deferred financing fees, and there was $0.5 billion available on the revolving credit facility.

Euro Senior Notes

On April 19, 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Senior Notes”). The Euro Senior Notes are due in April 2025 and have an interest rate of 3.25%. The proceeds from the Euro Senior Notes offering were used to repay borrowings under our DB Credit Agreement and bilateral credit facilities totaling €283.5 million, as well as for general corporate purposes, and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The Euro Senior Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

2022 Tangible Equity Units

On January 11, 2019, we issued $460 million in tangible equity units. We offered 4 million of its 5.75% tangible equity units at the stated amount of $100 per unit. An option to purchase up to an additional 600,000 tangible equity units at the stated amount of $100 per unit was exercised in full at settlement. Total cash of $447.7 million was received upon closing, comprised of $377.8 million TEU prepaid stock purchase contracts and $69.9 million of TEU amortizing notes due January 2022. The proceeds were used to finance a portion of the purchase price for the DJO acquisition and for general corporate purposes. Refer to Note 8, “Equity” in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

2024 Notes and 2026 Notes

On February 5, 2019, CFX Escrow Corporation, an unaffiliated special purpose finance entity established to issue the notes and incorporated in the State of Delaware, issued two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”) to finance a portion of the DJO acquisition. The 2024 Notes are due on February 15, 2024 and have an interest rate of 6.0%. The 2026 Notes are due on February 15, 2026 and have an interest rate of 6.375%. Upon closing of the acquisition, we assumed all of CFX Escrow Corporation’s obligations under the 2024 Notes and 2026 Notes. Each tranche of notes is guaranteed by certain of our domestic subsidiaries.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $271.2 million. As of March 29, 2019, outstanding borrowings under these facilities total $69.0 million, with a weighted average borrowing rate of 3.75%.

We are also party to letter of credit facilities with total capacity of $757.2 million. Total letters of credit of $355.9 million were outstanding as of March 29, 2019.

Repurchase of Noncontrolling Interest

During the three months ended March 29, 2019, a South Africa consolidated subsidiary of the Company completed the repurchase of a vast majority of the noncontrolling interest shares from existing shareholders under a general offer. As of March 29, 2019, we own 99.8% of this subsidiary.

Based on local requirements, the entity was required to enter into a debt arrangement to enact the repurchases. As of March 29, 2019, the outstanding loan balance of $91.2 million was included in Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheets and is expected to be repaid during the three months ending June 28, 2019. See Note 8, “Equity” for more information.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of March 29, 2019, we had $242.4 million of Cash and cash equivalents, a decrease of $2.6 million from $245.0 million as of December 31, 2018. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(In millions)
Net cash used in operating activities	$(72.3)	$(2.7)
Purchases of property, plant and equipment, net	(24.4)	(11.1)
Proceeds from sale of property, plant and equipment	1.3	9.0
Acquisitions, net of cash received	(3,147.8)	(51.0)
Proceeds from sale of business, net	—	(1.0)
Net cash used in investing activities	(3,170.9)	(54.1)
Proceeds from borrowings, net	2,954.6	55.5
Payment for noncontrolling interest share repurchase	(92.7)	—
Proceeds from tangible equity units, net	377.8	—
Proceeds from issuance of common stock, net	2.4	2.6
Other	(3.1)	(0.7)
Net cash provided by financing activities	3,239.0	57.4
Effect of foreign exchange rates on Cash and cash equivalents	1.6	5.6
(Decrease) increase in Cash and cash equivalents	$(2.6)	$6.3

The Company did not have material cash flows for discontinued operations during the three months ended March 29, 2019 and March 30, 2018.

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•	During the first quarter of 2019, $55.2 million of strategic transaction costs were paid mainly related to the DJO acquisition, which negatively impacted our operating cash flow for the quarter.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the first quarter of 2019, we had net cash outflows of $7.9 million. During the first quarter of 2018, we had net cash outflows of $5.2 million.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period-to-period due to changes in the fair value of plan assets and actuarial assumptions. For the first quarter of 2019 and first quarter of 2018, cash contributions for defined benefit plans were $2.1 million and $6.9 million, respectively.

•	During the first quarter of 2019 and first quarter of 2018, net cash payments of $20.2 million and $8.6 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the first quarter of 2019, net working capital consumed cash of $72.8 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventory, partially offset by an increase in Accounts payable, all of which resulted from an increase in Net sales. During the first quarter of 2018, net working capital consumed cash of $51.8 million, before the impact of foreign exchange, primarily due to an increase in inventory levels to match sales growth and decrease in payables due to the timing of supplier payments. Cash was also used to bring DJO suppliers into payment terms consistent with our normal practices, as well as to eliminate a DJO accounts receivable factoring program.

•	Working capital for the first quarter of 2019 and first quarter of 2018 reflect normal seasonal changes.

Cash flows used in investing activities during the first quarter of 2019 included the DJO Acquisition. During the first quarter of 2018, cash flows used in investing activities included an acquisition in our Fabrication Technology segment.

Cash flows provided by financing activities for the first quarter of 2019 were impacted by proceeds from borrowings on newly-acquired debt and issuance of tangible equity units in conjunction with the DJO Acquisition in our Medical Technology segment, partially offset by the repurchases of nearly all the noncontrolling interest shares of one of our subsidiaries in South Africa. Cash flows provided by financing activities during the first quarter of 2018 reflect net inflow from our various revolving credit facilities to fund the acquisition in our Fabrication Technology segment, capital expenditures and other operating requirements.

Our Cash and cash equivalents as of March 29, 2019 include $215.3 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If, however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes, other local statutory restrictions and minority partner distributions.

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

We adopted ASU No. 2016-02, “Leases (Topic 842)”, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach without restating prior periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed historical lease classification to be carried forward. Additionally, we elected the practical expedient to consolidate less significant non-lease components into the lease component for all asset classes. We made an accounting policy election, as permitted by Topic 842 to only record a right-of-use asset and related liability for leases with an initial term in excess of 12 months. We will recognize those lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term.

There have been no other significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2018 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of March 29, 2019, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1.00% during the first quarter of 2019 would have increased Interest expense by $6.8 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the first quarter of 2019, approximately 70% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the New Credit Facility and Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of March 29, 2019 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $314 million.

We also face exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world, and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, we have more sales in European currencies than it has expenses in those currencies. Although a significant portion of this difference is hedged, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will, therefore, continue to affect the reported amount of sales, profit, assets and liabilities in our Condensed Consolidated Financial Statements.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of March 29, 2019, our open commodity futures contracts were not material.

See Note 14, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

The Company completed the DJO Acquisition on February 22, 2019. Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of DJO have a material effect on the Company’s internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of DJO into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include DJO. The Company will report on its assessment of the consolidated operations within the time period provided by the Exchange Act and the applicable SEC rules and regulations concerning business combinations.

Other than the DJO Acquisition noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 15, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 7, 2019, the Company entered into an agreement amending the employment agreement of Ian Brander, Chief Executive Officer of Howden Group Limited  (“Howden”) in contemplation of the potential sale of the Company’s air and gas handling business (the “proposed transaction”). Such amendment amends that certain Service Agreement, dated as of December 3, 2010, by and between Howden and Mr. Brander (the “Brander Amendment”). Under the Brander Amendment, Mr. Brander will be eligible to receive a $2,000,000 bonus upon closing of the potential transaction (“closing”), subject to his continued employment through closing (the “retention bonus”). Howden may, in its discretion, increase the retention bonus by up to $1,000,000 based on its assessment of the performance of Howden and Mr. Brander through closing. In the event the potential transaction does not close prior to March 31, 2020, Mr. Brander will not be eligible to receive the retention bonus, but will receive a $600,000 bonus, payable within 30 days following March 31, 2020, provided that he is employed through March 31, 2020 or terminated as a result of death or disability prior to such time. The Brander Amendment also provides that if Mr. Brander’s employment continues with the acquiring entity following closing, Mr. Brander’s annual bonus under the Management Incentive Plan (the “MIP bonus”) will be determined solely based on Howden performance. If Mr. Brander is terminated upon closing (other than for cause), he will receive his full MIP bonus with no pro-ration as soon as practicable following closing.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

4.1
Purchase Contract Agreement dated as of January 11, 2019, by and between Colfax Corporation and U.S. Bank National Association, as purchase contract agent, custodial agent and securities intermediary (incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019).

4.2
Indenture dated as of January 11, 2019, by and between Colfax Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019).

4.3
First Supplemental Indenture, dated as of January 11, 2019, between Colfax Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019).

4.4
Indenture, dated as of February 5, 2019, by and among CFX Escrow Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2019).

4.5
First Supplemental Indenture, dated as of February 22, 2019, by and among Colfax Corporation (as successor to CFX Escrow Corporation), the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2019).

10.1#	Amendment to Mr. Brander’s Service Agreement

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.
#	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	May 8, 2019

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer and Treasurer	May 8, 2019
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	May 8, 2019
(Principal Accounting Officer)