Form 10-Q
period 2019-06-28
Colfax CORP
filed 2019-08-06
CIK 1420800

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number - 001-34045
Colfax Corporation
(Exact name of registrant as specified in its charter)

Delaware		54-1887631
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

420 National Business Parkway,	5th Floor	20701
Annapolis Junction,	Maryland
(Address of principal executive offices)		(Zip Code)

(301)	323-9000
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
As of June 28, 2019, there were 117,667,359 shares of the registrant’s common stock, par value $.001 per share, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018

Net sales	$908,647	$560,857	$1,592,566	$1,094,130
Cost of sales	532,589	368,932	955,495	717,622
Gross profit	376,058	191,925	637,071	376,508
Selling, general and administrative expense	307,939	135,948	555,788	273,812
Restructuring and other related charges	26,585	10,553	37,416	12,984
Operating income	41,534	45,424	43,867	89,712
Interest expense, net	33,171	12,936	54,992	21,844
(Gain) loss on short-term investments	—	(4,591)	—	10,128
Income (loss) from continuing operations before income taxes	8,363	37,079	(11,125)	57,740
Provision (benefit) for income taxes	6,151	(10,764)	8,193	(10,863)
Net income (loss) from continuing operations	2,212	47,843	(19,318)	68,603
(Loss) income from discontinued operations, net of taxes	(468,817)	(6,064)	(495,289)	2,218
Net (loss) income	(466,605)	41,779	(514,607)	70,821
Less: income attributable to noncontrolling interest, net of taxes	2,629	3,322	6,650	7,829
Net (loss) income attributable to Colfax Corporation	$(469,234)	$38,457	$(521,257)	$62,992
Net income (loss) per share - basic
Continuing operations	$0.01	$0.38	$(0.16)	$0.55
Discontinued operations	$(3.46)	$(0.07)	$(3.70)	$(0.03)
Consolidated operations	$(3.45)	$0.31	$(3.86)	$0.51
Net income (loss) per share - diluted
Continuing operations	$0.01	$0.38	$(0.16)	$0.54
Discontinued operations	$(3.46)	$(0.07)	$(3.70)	$(0.03)
Consolidated operations	$(3.45)	$0.31	$(3.86)	$0.51

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net (loss) income	$(466,605)	$41,779	$(514,607)	$70,821
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $(47), $5,412, $(412) and $4,569	(19,865)	(222,473)	6,537	(140,798)
Unrealized (loss) gain on hedging activities, net of tax of $(2,188), $6,033, $(310) and $3,100	(3,696)	12,154	1,656	7,020
Amounts reclassified from Accumulated other comprehensive income:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax of $207, $273, $(1,719) and $476	654	876	(8,960)	1,833
Amortization of pension and other post-retirement prior service cost, net of tax of $0, $0, $0 and $0	—	—	32	1
Other comprehensive loss	(22,907)	(209,443)	(735)	(131,944)
Comprehensive loss	(489,512)	(167,664)	(515,342)	(61,123)
Less: comprehensive income (loss) attributable to noncontrolling interest	516	(15,518)	8,656	(4,959)
Comprehensive loss attributable to Colfax Corporation	$(490,028)	$(152,146)	$(523,998)	$(56,164)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	June 28, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,925	$77,153
Trade receivables, less allowance for doubtful accounts of $31,678 and $26,844	616,263	386,588
Inventories, net	594,800	359,655
Other current assets	171,622	137,801
Current portion of assets held for sale	2,121,983	997,244
Total current assets	3,636,593	1,958,441
Property, plant and equipment, net	488,956	327,155
Goodwill	2,822,093	1,497,832
Intangible assets, net	2,314,420	628,300
Lease asset - right of use	153,924	—
Other assets	483,267	463,525
Assets held for sale, less current portion	—	1,740,705
Total assets	$9,899,253	$6,615,958

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$39,524	$5,020
Accounts payable	399,812	291,233
Customer advances and billings in excess of costs incurred	16,277	16,827
Accrued liabilities	448,558	274,017
Current portion of liabilities held for sale	694,384	612,248
Total current liabilities	1,598,555	1,199,345
Long-term debt, less current portion	4,078,232	1,192,408
Non-current lease liability	119,398	—
Other liabilities	846,719	651,864
Liabilities held for sale, less current portion	—	95,395
Total liabilities	6,642,904	3,139,012
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 117,667,359 and 117,275,217 issued and outstanding	118	117
Additional paid-in capital	3,427,979	3,057,982
Retained earnings	485,949	991,838
Accumulated other comprehensive loss	(819,248)	(780,177)
Total Colfax Corporation equity	3,094,798	3,269,760
Noncontrolling interest	161,551	207,186
Total equity	3,256,349	3,476,946
Total liabilities and equity	$9,899,253	$6,615,958

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2018	117,275,217	$117	$3,057,982	$991,838	$(780,177)	$207,186	$3,476,946
Cumulative effect of accounting change	—	—	—	15,368	(15,368)	—	—
Net (loss) income	—	—	—	(52,023)	—	4,021	(48,002)
Distributions to noncontrolling owners	—	—	—	—	—	(2,170)	(2,170)
Noncontrolling interest share repurchase	—	—	(22,409)	—	(21,372)	(48,940)	(92,721)
Other comprehensive income, net of tax of $(413)	—	—	—	—	18,053	4,119	22,172
Issuance of Tangible Equity Units	—	—	377,814	—	—	—	377,814
Common stock-based award activity	283,197	1	7,676	—	—	—	7,677
Balance at March 29, 2019	117,558,414	$118	$3,421,063	$955,183	$(798,864)	$164,216	$3,741,716
Cumulative effect of accounting change	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(469,234)	—	2,629	(466,605)
Distributions to noncontrolling owners	—	—	—	—	—	(2,970)	(2,970)
Noncontrolling interest share repurchase	—	—	(565)	—	410	(211)	(366)
Other comprehensive loss, net of tax of $(1,981)	—	—	—	—	(20,794)	(2,113)	(22,907)
Common stock-based award activity	108,945	—	7,481	—	—	—	7,481
Balance at June 28, 2019	117,667,359	$118	$3,427,979	$485,949	$(819,248)	$161,551	$3,256,349

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2017	123,245,827	$123	$3,228,174	$846,490	$(574,372)	$226,849	$3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	24,535	—	4,507	29,042
Distributions to noncontrolling owners	—	—	—	—	—	(721)	(721)
Other comprehensive income, net of tax of $(3,573)	—	—	—	—	71,447	6,052	77,499
Common stock-based award activity	231,908	—	8,160	—	—	—	8,160
Balance at March 30, 2018	123,477,735	$123	$3,236,334	$876,177	$(508,077)	$236,687	$3,841,244
Net income	—	—	—	38,457	—	3,322	41,779
Distributions to noncontrolling owners	—	—	—	—	—	(3)	(3)
Other comprehensive loss, net of tax of $11,718	—	—	—	—	(190,603)	(18,840)	(209,443)
Common stock repurchases	(4,604,974)	(4)	(143,898)	—	—	—	(143,902)
Common stock-based award activity	53,153	—	7,765	—	—	—	7,765
Balance at June 29, 2018	118,925,914	$119	$3,100,201	$914,634	$(698,680)	$221,166	$3,537,440

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 28, 2019	June 29, 2018

Cash flows from operating activities:
Net (loss) income	$(514,607)	$70,821
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Held for sale impairment loss	481,000	—
Depreciation, amortization and other impairment charges	120,469	71,958
Stock-based compensation expense	11,169	12,835
Non-cash interest expense	3,947	2,243
Loss on short-term investments	—	10,128
Deferred income tax benefit	(17,412)	(19,656)
Loss (gain) on sale of property, plant and equipment	878	(7,839)
Loss on sale of business	—	4,337
Pension settlement loss	43,774	—
Changes in operating assets and liabilities:
Trade receivables, net	(6,589)	(65,186)
Inventories, net	(39,400)	(53,993)
Accounts payable	(62,831)	19,878
Customer advances and billings in excess of costs incurred	26,819	17,462
Changes in other operating assets and liabilities	(36,785)	(29,326)
Net cash provided by operating activities	10,432	33,662
Cash flows from investing activities:
Purchases of property, plant and equipment	(63,956)	(24,808)
Proceeds from sale of property, plant and equipment	3,256	14,634
Acquisitions, net of cash received	(3,147,835)	(50,912)
Sale of short-term investments, net	—	139,480
Proceeds from sale of business, net	—	18,603
Net cash (used in) provided by investing activities	(3,208,535)	96,997
Cash flows from financing activities:
Payments under term credit facility	(518,125)	(56,250)
Proceeds from borrowings under notes and term credit facility	2,725,000	—
Proceeds from borrowings on revolving credit facilities and other	1,575,486	504,518
Repayments of borrowings on revolving credit facilities and other	(865,357)	(422,361)
Payment of debt issuance costs	(24,280)	—
Proceeds from tangible equity units, net	377,814	—
Proceeds from issuance of common stock, net	3,988	3,090
Payment for noncontrolling interest share repurchase	(93,087)	—
Payments for common stock repurchases	—	(143,902)
Other	(2,417)	(838)
Net cash provided by (used in) financing activities	3,179,022	(115,743)
Effect of foreign exchange rates on Cash and cash equivalents	6,268	(19,235)
Decrease in Cash and cash equivalents	(12,813)	(4,319)
Cash and cash equivalents, beginning of period	245,019	262,019
Cash and cash equivalents, end of period	$232,206	$257,700
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

On May 15, 2019, the Company entered into a definitive equity and asset purchase agreement (the “Purchase Agreement”) with Granite Holdings US Acquisition Co., a Delaware corporation, and Brillant 3047, GmbH, a company organized under the laws of Germany (collectively, “Purchaser”), which are affiliates of KPS Capital Partners, LP (“KPS”), pursuant to which Purchaser has agreed to purchase certain subsidiaries and assets comprising Colfax’s Air and Gas Handling business (the “Business”) for an enterprise value of $1.8 billion, including $1.66 billion in cash consideration and $140.0 million in assumed liabilities and minority interest (the “Transaction”). The purchase price is subject to certain adjustments pursuant to the Purchase Agreement. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as a discontinued operation. See Note 3, “Discontinued Operations”, for further information.

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

The results of operations for the three and six months ended June 28, 2019 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s business, and our European operations typically experience a slowdown during the July, August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2019

Standards Adopted	Description	Effective Date
ASU 2016-02, Leases (Topic 842)
The standard requires a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The standard also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The new guidance can be adopted using a modified retrospective transition and provides for certain practical expedients. The Company adopted ASU No. 2016-02, “Leases (Topic 842)”, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed historical lease classification to be carried forward. Additionally, the Company elected the practical expedient to consolidate less significant non-lease components into the lease component for all asset classes. The Company made an accounting policy election, as permitted by Topic 842 to only record a right-of-use asset and related liability for leases with an initial term in excess of 12 months. The Company will recognize those lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term. The Company recognized a right-of-use asset of $153.9 million, with corresponding related lease liabilities on the Condensed Consolidated Balance Sheet. For more information, refer to Note 10, “Leases”.
January 1, 2019
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard provides entities the option to reclassify to retained earnings the tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) related to items stranded in accumulated other comprehensive income. The new guidance was applied retrospectively as of January 1, 2019. As a result of this new accounting guidance, $15.4 million of tax benefit formerly booked to Other Comprehensive Income was reclassified to retained earnings.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Discontinued Operations

Sale of Air and Gas Handling Business

As discussed previously in Note 1, “General,” the Company entered into the Purchase Agreement to sell its Air and Gas Handling business to KPS. The sale is expected to close during the year ending December 31, 2019.

The accounting requirements for reporting a business to be divested as a discontinued operation were met during the three months ended June 28, 2019. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as a discontinued operation. The Air and Gas Handling business had revenues of $659.9 million for the six-month period ended June 28, 2019 and $1,473.7 million for the year ended December 31, 2018.

The total consideration for the sale is $1.8 billion, including $1.66 billion in cash consideration and $140.0 million in assumed liabilities and minority interest. The purchase price is subject to certain adjustments pursuant to the Purchase Agreement.

Based on the purchase price and the carrying value of the net assets being sold, the Company recorded an impairment loss of $481 million which is included in Loss from discontinued operations, net of taxes in the Condensed Consolidated Statement of Operations. The impairment loss includes a $449.0 million goodwill impairment charge and a $32.0 million valuation allowance on assets held for sale relating to the estimated cost to sell the disposal group. Accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar.

In connection with the Purchase Agreement, the Company and KPS entered into various agreements to provide a framework for their relationship after the disposition, including a transition services agreement. The amount to be billed for future transition services under the above agreements is not expected to be material to the Company’s results of operations.

The key components of Loss from discontinued operations, net of taxes related to the Air and Gas Handling business for the three and six months ended June 28, 2019 and June 29, 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(In thousands)
Net sales	$336,159	$364,431	$659,908	$712,083
Cost of sales	231,840	268,922	458,312	530,537
Selling, general and administrative expense	61,705	68,836	129,445	131,491
Restructuring and other related charges	3,812	6,393	8,367	11,891
Held for sale impairment loss	481,000	—	481,000	—
Divestiture-related expense, net(1)	4,656	—	7,211	—
Operating income	(446,854)	20,280	(424,427)	38,164
Interest expense (income)(2)	18,820	(3,256)	26,120	(2,576)
Pension settlement loss	—	—	43,774	—
(Loss) income from discontinued operations before income taxes	(465,674)	23,536	(494,321)	40,740
Income tax expense (benefit)	1,198	3,871	(4,422)	9,956
(Loss) income from discontinued operations, net of taxes	$(466,872)	$19,665	$(489,899)	$30,784
(1) Primarily related to professional and consulting fees associated with the divestiture including due diligence and preparation of regulatory filings, as well as other disposition-related activities.
(2) The Company reclassified interest expense associated with its New Term Loan Facilities, which requires mandatory repayment using the net proceeds from the sale of the Air and Gas Handling business.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total income attributable to noncontrolling interest related to our Air and Gas Handling business, net of taxes was $1.7 million, $2.7 million, $4.4 million, and $6.5 million for the three months ended June 28, 2019 and June 29, 2018 and the six months ended June 28, 2019 and June 29, 2018, respectively.

The following table summarizes the major classes of assets and liabilities held for sale that were included in the Company’s consolidated balance sheets as of June 28, 2019 and December 31, 2018:

	June 28, 2019	December 31, 2018
	(In thousands)
ASSETS HELD FOR SALE
Cash and cash equivalents	$100,281	$167,866
Trade receivables, less allowance for doubtful accounts of $9,738 and $8,308	547,038	602,830
Inventories, net	149,799	136,880
Other current assets	49,714	89,668
Property, plant, and equipment, net	180,952	176,189
Goodwill	633,419	1,078,785
Intangible assets, net	375,285	384,613
Other assets	117,495	101,118
Valuation allowance on assets held for sale	(32,000)	—
Total assets held for sale	2,121,983	2,737,949
Less: current portion	2,121,983	997,244
Total assets held for sale, less current portion	$—	$1,740,705

LIABILITIES HELD FOR SALE
Current portion of long-term debt	$2,256	$1,314
Accounts payable	288,974	349,434
Customer advances and billings in excess of costs incurred	158,039	130,480
Accrued liabilities	94,597	131,020
Other liabilities	150,518	95,395
Total liabilities held for sale	694,384	707,643
Less: current portion	694,384	612,248
Total liabilities held for sale, less current portion	$—	$95,395

Cash provided by operating activities of discontinued operations related to the sale of the Air and Gas Handling business for the six months ended June 28, 2019 and June 29, 2018 was $23.9 million and $32.1 million, respectively. Cash used in investing activities of discontinued operations related to the sale of the Air and Gas Handling business was $19.3 million for the six months ended June 28, 2019. Cash provided by investing activities of discontinued operations related to the sale of the Air and Gas Handling business was $7.9 million for the six months ended June 29, 2018.

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

During the three months ended June 29, 2018, the Company sold its CIRCOR Shares for $139.5 million, net of $5.8 million of underwriters' fees. A related gain of $4.6 million was recorded in the Consolidated Statements of Operations for the three months ended June 29, 2018.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The key components of Loss from discontinued operations related to the Fluid Handling business for the three and six months ended June 28, 2019 and June 29, 2018 were as follows:

	Three months ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(In thousands)
Selling, general and administrative expense(1)	$2,120	$2,123	$4,427	$4,594
Divestiture-related expense, net(2)	455	1,283	581	2,358
Operating loss	(2,575)	(3,406)	(5,008)	(6,952)
Loss on disposal	—	(4,337)	—	(4,337)
Loss from discontinued operations before income taxes	(2,575)	(7,743)	(5,008)	(11,289)
Income tax (benefit) expense(3)	(630)	17,986	382	17,277
Loss from discontinued operations, net of taxes	$(1,945)	$(25,729)	$(5,390)	$(28,566)

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
(3) Income tax expense for the three months ended June 29, 2018 was primarily related to incremental tax expense recognized due to changes in the estimated gain allocation by jurisdiction.

The Company did not have material cash flows for discontinued operations related to the sale of the Fluid Handling business during the six-month periods ended June 28, 2019 and June 29, 2018.

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

During the three and six months ended June 28, 2019, the Company incurred $2.7 million and $56.0 million, respectively, of advisory, legal, audit, valuation and other professional service fees in connection with the DJO Acquisition, which are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. As of June 28, 2019, there is $0.5 million related to these expenses included in Accrued liabilities in the Condensed Consolidated Balance Sheet.

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

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(Unaudited, in thousands)
Net sales	$908,647	$865,694	$1,761,732	$1,691,596
Net income from continuing operations attributable to Colfax Corporation	51,046	40,904	65,181	42,607

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

February 22, 2019
(In thousands)
Trade receivables	$160,254
Inventories	208,736
Property, plant and equipment	171,232
Goodwill	1,380,237
Intangible assets	1,737,000
Accounts payable	(108,503)
Other assets and liabilities, net	(401,993)
Total	3,146,963
Less: net assets attributable to noncontrolling interest	(1,862)
Consideration, net of cash acquired	$3,145,101

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes preliminary Intangible assets acquired, excluding Goodwill, as of February 22, 2019:

	Intangible Asset (In thousands)	Weighted-Average Amortization Period (Years)

Trademarks	$479,000	16
Customer relationships	954,000	14
Acquired technology	304,000	12
Intangible assets	$1,737,000

5. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company further disaggregates its Fabrication Technology revenue into the following product groups:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in thousands)
Equipment	$188,614	$155,140	$362,617	$298,864
Consumables	404,121	405,717	790,502	795,266
Total	$592,735	$560,857	$1,153,119	$1,094,130

Contracts with customers in the consumables product grouping tend to have a shorter run rate, while equipment contracts can sometimes be longer-term in nature.

The Company’s Medical Technology segment provides products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. While the Company’s Medical Technology sales are primarily derived from three sales channels including dealers and distributors, insurance, and direct to consumers and hospitals, substantially all its revenue is recognized at a point in time. The Company disaggregates its Medical Technology revenue into the following product groups:

	Three Months Ended June 28, 2019	Six Months Ended June 28, 2019

Prevention & Rehabilitation	$224,936	$312,672
Reconstructive	90,976	126,775
Total	$315,912	$439,447

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of June 28, 2019 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances for both over time and point in time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2018 and 2017, total contract liabilities were $13.0 million and $17.3 million, respectively. During the three and six months ended June 28, 2019, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.3 million and $8.2 million, respectively. During the three and six months ended June 29, 2018, revenue recognized that was included in the contract liability balance at the beginning of the year was $8.4 million and $16.4 million, respectively. As of June 28, 2019 and June 29, 2018, total contract liabilities were $14.7 million and $15.5 million, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net (Loss) Income Per Share from Continuing Operations

Net (loss) income per share from continuing operations was computed as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(In thousands, except share data)
Computation of Net income (loss) per share from continuing operations:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$1,323	$47,179	$(21,537)	$67,289
Weighted-average shares of Common stock outstanding - basic	136,025,710	122,685,878	134,991,844	123,106,702
Net income (loss) per share from continuing operations - basic	$0.01	$0.38	$(0.16)	$0.55
Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$1,323	$47,179	$(21,537)	$67,289
Weighted-average shares of Common stock outstanding - basic	136,025,710	122,685,878	134,991,844	123,106,702
Net effect of potentially dilutive securities - stock options and restricted stock units	919,776	286,867	—	403,664
Weighted-average shares of Common stock outstanding - diluted	136,945,486	122,972,745	134,991,844	123,510,366
Net income (loss) per share from continuing operations - diluted	$0.01	$0.38	$(0.16)	$0.54

(1) Net income (loss) from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes of $0.9 million and $2.2 million for the three and six months ended June 28, 2019 and $0.7 million and $1.3 million for the three and six months ended June 29, 2018, respectively.

For the three and six months ended June 28, 2019, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 29, 2018 excludes 3.8 million of outstanding stock-based compensation awards as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended June 29, 2018 excludes 3.4 million of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

7. Income Taxes

During the three and six months ended June 28, 2019, Income (loss) from continuing operations before income taxes was $8.4 million and $(11.1) million, respectively, while the Provision for income taxes was $6.2 million and $8.2 million, respectively. The effective tax rates were 73.6% and (73.6)% for the three and six months ended June 28, 2019, respectively. The effective tax rate for the three months ended June 28, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019 and non-deductible deal costs. The effective tax rate for the six months ended June 28, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019, non-deductible deal costs, and an aggregate $9.2 million unfavorable discrete U.S. income tax expense due to a change in valuation allowance and state tax expense as a result of the DJO Acquisition.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three and six months ended June 29, 2018, Income from continuing operations before income taxes was $37.1 million and $57.7 million, respectively, while the income tax benefit was $10.8 million and $10.9 million, respectively. The effective tax rates were (29.0)% and (18.8)% for the three and six months ended June 29, 2018, respectively. The effective tax rates differ from the 2018 U.S. federal statutory rate of 21% mainly due to the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals and the expected realization of certain US tax credits, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018. The provision for income taxes for the three and six months ended June 29, 2018 includes $19.4 million and $25.4 million of net discrete tax benefits, respectively.

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

There were no repurchases made during the six months ended June 28, 2019. As of June 28, 2019, the remaining stock repurchase authorization provided by the Company’s Board of Directors was $100.0 million.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended June 28, 2019 and June 29, 2018. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2019	$(80,794)	$(752,989)	$38,238	$(795,545)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	582	12,802	42	13,426
Loss on long-term intra-entity foreign currency transactions	—	(9,258)	—	(9,258)
Gain on net investment hedges	—	—	1,451	1,451
Unrealized gain on cash flow hedges	—	—	205	205
Other comprehensive income before reclassifications	582	3,544	1,698	5,824
Amounts reclassified from Accumulated other comprehensive loss (1)	(8,929)	—	—	(8,929)
Noncontrolling interest share repurchase	—	(20,598)	—	(20,598)
Net Other comprehensive (loss) income	(8,347)	(17,054)	1,698	(23,703)
Balance at June 28, 2019	$(89,141)	$(770,043)	$39,936	$(819,248)

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

The $377.8 million fair value of the prepaid stock purchase contracts is recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheets. The fair value of the $69.9 million of TEU amortizing notes due January 2022 has both a short-term and a long-term component. Upon the issuance of the TEUs, $47.3 million was initially recorded in Long-term debt, less current portion, while $22.6 million was initially recorded in Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The Company deferred certain debt issuance costs associated with the debt component of the TEUs. These amounts offset the debt liability balance in the Condensed Consolidated Balance Sheets and are being amortized over its term.
TEU prepaid stock purchase contracts
Unless previously settled at the holder’s option, for each purchase contract the Company will deliver to holders on January 15, 2022 (subject to postponement in certain limited circumstances, the “mandatory settlement date”) a number of shares of common

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

stock. The number of shares of common stock issuable upon settlement of each purchase contract (the “settlement rate”) will be determined using the arithmetic average of the volume average weighted price for the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately preceding January 15, 2022 (“the Applicable Market Value”) with reference to the following settlement rates:

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

TEU amortizing notes
Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum and has a final installment payment date of January 15, 2022. On each January 15, April 15, July 15 and October 15, commencing on April 15, 2019, the Company pays equal quarterly cash installments of $1.4375 per TEU amortizing note (except for the April 15, 2019 installment payment, which was $1.5014 per TEU amortizing note), which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 5.75% per year with respect to the $100 stated amount per unit. During the second quarter of quarter 2019, the Company paid $6.9 million representing a partial payment of principal and interest on the TEU amortizing notes. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company.
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
Repurchase of noncontrolling interest shares
During the first quarter of 2019, a South Africa consolidated subsidiary of the Company completed the repurchase of a vast majority of the noncontrolling interest shares from existing shareholders under a general offer. As of June 28, 2019, we own 100% of this subsidiary. Based on local requirements, the entity was required to enter into a debt arrangement to enact the repurchases. During the second quarter of 2019, the outstanding loan balance associated with this transaction was repaid in full.

9. Inventories, Net

Inventories, net consisted of the following:

	June 28, 2019	December 31, 2018
	(In thousands)
Raw materials	$132,088	$120,383
Work in process	39,268	27,834
Finished goods	490,477	245,571
	661,833	393,788
Less: allowance for excess, slow-moving and obsolete inventory	(67,033)	(34,133)
Inventories, net	$594,800	$359,655

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Leases

The Company leases certain office spaces, warehouses, facilities, vehicles, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on our Condensed Consolidated Balance Sheet, with the current lease liability being included in Accrued liabilities. Operating lease expense approximated cash paid for leases during the six months ended June 28, 2019.

Quantitative information regarding the Company’s leases is as follows:

Six Months Ended June 28, 2019
(In thousands)
Operating lease expense	$17,821

As of June 28, 2019
Future lease payments by year:	(In thousands)
2019	$19,463
2020	34,291
2021	26,678
2022	19,288
2023	15,627
Thereafter	62,868
Total	178,215
Less: present value discount	(24,291)
Present value of lease liabilities	$153,924

Weighted-average remaining lease term (in years):
Operating leases	8.4
Weighted-average discount rate:
Operating leases	3.3%

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Debt

Long-term debt consisted of the following:

	June 28, 2019	December 31, 2018
	(In thousands)
Term loans	$1,690,871	$485,959
Euro senior notes	394,258	395,420
TEU amortizing notes	64,747	—
2024 and 2026 notes	988,194	—
Revolving credit facilities and other	979,686	316,049
Total debt	4,117,756	1,197,428
Less: current portion	(39,524)	(5,020)
Long-term debt	$4,078,232	$1,192,408

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

The New Credit Facility requires that any funds received as net proceeds from the sale of any of the Company’s subsidiaries be used to repay outstanding balances on the New Term Loan Facilities. Accordingly, the majority of interest associated with the New Term Loan Facilities has been included in Loss from discontinued operations, net of taxes on the Condensed Consolidated Statement of Operations.

As of June 28, 2019, the Company is in compliance with the covenants under the New Credit Facility.

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

In conjunction with the New Credit Facility, the Company recorded a charge to Interest expense, net in the Condensed Consolidated Statement of Operations for the six months ended June 28, 2019 of $0.8 million to write-off certain original issue discount and deferred financing fees associated with the DB Credit Agreement. In association with the New Credit Facility, the Company recorded an aggregate $12.8 million in deferred financing fees, which is being accreted to Interest expense, net primarily using the effective interest method, over the life of the New Credit Facility.

As of June 28, 2019, the weighted-average interest rate of borrowings under the New Credit Facility was 4.22%, excluding accretion of original issue discount and deferred financing fees, and there was $400.0 million available on the revolving credit facility.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $271.5 million. As of June 28, 2019, outstanding borrowings under these facilities were $60.0 million, and had a weighted average borrowing rate of 3.81%.

Additionally, as discussed in Note 8, “Equity”, the Company repurchased a vast majority of the noncontrolling interest shares of its South Africa consolidated subsidiary during the three months ended March 29, 2019. Based on local requirements, the Company was required to enter into a debt arrangement to enact the repurchases. During the three months ended June 28, 2019, the outstanding loan balance associated with this transaction was repaid. As of June 28, 2019, there is no outstanding balance on the Company’s Condensed Consolidated Balance Sheets.

The Company is also party to letter of credit facilities with total capacity of $742.6 million. Total letters of credit of $333.7 million were outstanding as of June 28, 2019.

In total, the Company has deferred financing fees of $28.5 million included in its Condensed Consolidated Balance Sheet as of June 28, 2019, which will be accreted to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

12. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 28, 2019	December 31, 2018
	(In thousands)
Accrued payroll	$92,258	$72,216
Accrued taxes	56,712	55,554
Accrued asbestos-related liability	60,015	56,045
Warranty liability - current portion	14,281	12,312
Accrued restructuring liability - current portion	9,739	5,475
Accrued third-party commissions	26,881	15,765
Lease liability - current portion	34,524	—
Accrued interest	28,497	2,956
Other	125,651	53,694
Accrued liabilities	$448,558	$274,017

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	June 28, 2019	June 29, 2018
	(In thousands)
Warranty liability, beginning of period	$12,312	$10,949
Accrued warranty expense	4,163	4,318
Changes in estimates related to pre-existing warranties	764	293
Cost of warranty service work performed	(5,101)	(3,786)
Acquisition-related liability	2,113	—
Foreign exchange translation effect	30	(331)
Warranty liability, end of period	$14,281	$11,443

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 28, 2019
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$5,494	$—	$3,804	$(6,746)	$(300)	$2,252
Facility closure costs(2)	662	—	4,432	(5,118)	30	6
	6,156	—	8,236	(11,864)	(270)	2,258
Non-cash charges(2)			139
			8,375
Medical Technology:
Termination benefits(1)	—	5,922	3,618	(3,656)	(28)	5,856
Facility closure costs(2)	—	—	25,422	(19,779)	—	5,643
	—	5,922	29,040	(23,435)	(28)	11,499
Total	$6,156	$5,922	$37,276	$(35,299)	$(298)	$13,757
Non-cash charges(2)			139
			$37,415

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the six months ended June 28, 2019, the Company recorded an $0.1 million non-cash impairment charge for facilities in our Fabrication Technology segment as part of Corporate approved restructuring activities. Restructuring charges in our Medical Technology segment during the six months ended June 28, 2019 includes costs related to product and distribution channel transformations, facilities optimization, and integration charges.
(3) As of June 28, 2019, $9.7 million and $4.0 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of total net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(In thousands)
Pension Benefits - U.S. Plans:
Service cost	$34	$41	$68	81
Interest cost	1,798	1,811	3,596	3,621
Expected return on plan assets	(2,660)	(2,639)	(5,320)	(5,278)
Amortization	775	914	1,551	1,828
Net periodic benefit cost	$(53)	$127	$(105)	$252

Pension Benefits - Non-U.S. Plans:
Service cost	$349	$370	$678	$747
Interest cost	2,253	3,987	4,529	6,160
Expected return on plan assets	(2,269)	(4,349)	(4,558)	(6,877)
Settlement loss	—	273	—	—
Amortization	97	—	185	542
Net periodic benefit cost	$430	$281	$834	572

Other Post-Retirement Benefits:
Service cost	$1	$7	$3	13
Interest cost	122	123	244	246
Amortization	(37)	(22)	(75)	(44)
Net periodic benefit cost	$86	$108	$172	215

During the six months ended June 28, 2019, the Company settled a non-U.S. pension plan, Howden Group Pension Plan (HGPP), in connection with a third-party buyout arrangement. As a result of the settlement, the Company is no longer responsible for any liabilities under HGPP and recognized a loss of $43.8 million, which is now reflected in Loss from discontinued operations, net of taxes.

14. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $4.1 billion and $1.2 billion estimated fair value of the Company’s debt as of June 28, 2019 and December 31, 2018, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	June 28, 2019
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$20,711	$—	$—	$20,711
Foreign currency contracts related to sales - not designated as hedges	—	133	—	133
Foreign currency contracts related to purchases - not designated as hedges	—	749	—	749
Deferred compensation plans	—	8,224	—	8,224
	$20,711	$9,106	$—	$29,817

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$201	$—	$201
Foreign currency contracts related to purchases - not designated as hedges	—	299	—	299
Deferred compensation plans	—	8,224	—	8,224
	$—	$8,724	$—	$8,724

	December 31, 2018
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,388	$—	$—	$5,388
Foreign currency contracts related to sales - not designated as hedges	—	326	—	326
Foreign currency contracts related to purchases - not designated as hedges	—	325	—	325
Deferred compensation plans	—	7,154	—	7,154
	$5,388	$7,805	$—	$13,193

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$133	$—	$133
Foreign currency contracts related to purchases - not designated as hedges	—	557	—	557
Deferred compensation plans	—	7,154	—	7,154
	$—	$7,844	$—	$7,844

There were no transfers in or out of Level One, Two or Three during the six months ended June 28, 2019.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of June 28, 2019 and December 31, 2018, the Company had foreign currency contracts with the following notional values:

	June 28, 2019	December 31, 2018
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$67,993	$43,510
Foreign currency contracts purchased - not designated as hedges	164,787	75,102
Total foreign currency derivatives	$232,780	$118,612

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$(4,002)	$15,769	$1,451	$8,539
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized (loss) gain	(179)	735	(208)	1,649
Realized (loss) gain	(409)	(600)	(1,067)	547
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	1,006	(787)	651	(1,805)
Realized gain (loss)	187	204	454	(324)

(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

15. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 17, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in the Company’s 2018 Form 10-K. Since the Company did not retain an interest in the ongoing operations of the divested Fluid Handling business, the retained asbestos-related activity has been classified in its Condensed Consolidated Statements of Operations as a component of Loss from discontinued operations, net of taxes.

Asbestos Contingencies

Claims activity since December 31 related to asbestos claims is as follows:

	Six Months Ended
	June 28, 2019	June 29, 2018
	(Number of claims)
Claims unresolved, beginning of period	16,417	17,737
Claims filed(1)	2,239	2,090
Claims resolved(2)	(2,132)	(2,253)
Claims unresolved, end of period	16,524	17,574

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	June 28, 2019	December 31, 2018
	(In thousands)
Long-term asbestos insurance asset(1)	$273,521	$278,662
Long-term asbestos insurance receivable(1)	64,886	62,523
Accrued asbestos liability(2)	60,015	56,045
Long-term asbestos liability(3)	274,355	288,962

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16. Segment Information

Prior to entering into the Purchase Agreement, the Company conducted its operations through three operating segments: Air and Gas Handling, Medical Technology and Fabrication Technology. Subsequent to the Purchase Agreement date, the Company conducts its continuing operations through two operating segments: Fabrication Technology and Medical Technology, which also represent the Company’s reportable segments.

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

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(In thousands)
Net sales:
Fabrication Technology	$592,735	$560,857	$1,153,119	$1,094,130
Medical Technology	315,912	—	439,447	—
	$908,647	$560,857	$1,592,566	$1,094,130
Segment operating income(1):
Fabrication Technology	$80,970	$71,092	$151,575	$135,230
Medical Technology	4,605	—	15,287	—
Corporate and other	(17,456)	(15,115)	(85,579)	(32,534)
	$68,119	$55,977	$81,283	$102,696

(1) Following is a reconciliation of Income (loss) from continuing operations before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(In thousands)
Income (loss) from continuing operations before income taxes	$8,363	$37,079	$(11,125)	$57,740
(Gain) loss on short-term investments	—	(4,591)	—	10,128
Interest expense, net	33,171	12,936	54,992	21,844
Restructuring and other related charges	26,585	10,553	37,416	12,984
Segment operating income	$68,119	$55,977	$81,283	$102,696

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2019 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other post-retirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities, including the effects of the U.S. Tax Cuts and Jobs Act;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	difficulties and delays in integrating the DJO acquisition or fully realizing projected cost savings and benefits of the DJO acquisition;

•	risks related to the pending sale of our Air and Gas Handling segment and risks as to the timing and considerations for such strategic options; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2018 Form 10-K and in this form 10-Q.

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

On May 15, 2019, the Company entered into a definitive equity and asset purchase agreement (the “Purchase Agreement”) with Granite Holdings US Acquisition Co., a Delaware corporation, and Brillant 3047, GmbH, a company organized under the laws of Germany (collectively, the “Purchaser”), which are affiliates of KPS Capital Partners, LP (“KPS”), pursuant to which the Purchaser has agreed to purchase certain subsidiaries and assets comprising Colfax’s Air and Gas Handling business (the “Business”) for an enterprise value of $1.8 billion, including $1.66 billion in cash consideration and $140.0 million in assumed liabilities and minority interest (the “Transaction”). The purchase price is subject to certain adjustments pursuant to the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants by each party. The covenants relate to, among other things, our conduct of the Business during the period between the signing of the Purchase Agreement and the closing of the transaction (the “Closing”), the parties’ efforts to obtain regulatory approvals in connection with the Transaction, the Purchaser’s efforts to obtain financing for the Transaction, and our ability to compete with the Business for a limited period following the Closing. We and the Purchaser have agreed to indemnify one another for losses arising from certain breaches of covenants of the parties under the Purchase Agreement and for certain other potential liabilities, subject to certain limitations.

The Transaction is subject to customary closing conditions, including, among others, the receipt of required antitrust and certain other regulatory approvals (and the expiration or termination of waiting periods required in connection therewith), the completion of certain restructuring transactions contemplated to be completed by the Company prior to the Closing, the delivery of audited financial statements for the Business demonstrating at least a specified threshold of adjusted EBITDA , the absence of any injunction or order prohibiting or restricting the consummation of the Transaction, the accuracy of the parties’ representations and warranties (generally subject to a “material adverse effect” standard), and the parties’ performance and compliance in all material respects with their respective obligations and covenants under the Purchase Agreement.

The obligations of the Purchaser to consummate the transaction are not conditioned on receipt of financing. However, Purchaser is not required to consummate the transaction until after the completion of a “Marketing Period” (as defined in the Purchase Agreement). The Purchaser has obtained financing commitments for the full amount of the purchase price.

Each party may terminate the Purchase Agreement under certain circumstances. In the event that we terminate the Purchase Agreement because the Purchaser fails to consummate the Transaction as required by the Purchase Agreement after all of the conditions to the Purchaser’s obligation to close the transaction have been satisfied (other than those conditions that, by their nature, are to be satisfied at the Closing), or due to a material breach by the Purchaser of its covenants and obligations under the Purchase Agreement, which breach gives rise to a failure of the closing conditions having been satisfied, the Purchaser will be required to pay us a customary reverse termination fee.

The accounting requirements for reporting the pending sale of the Air and Gas Handling business as a discontinued operation were met during the second quarter of 2019. Accordingly, the results of operations for the Air and Gas Handling segment have been excluded from the discussion of our results of operations for all periods presented. Refer to Note 3, “Discontinued Operations” in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

Based on the above, we now conduct our continuing operations through two segments: Fabrication Technology and Medical Technology, which also represent our reportable segments.

•	Fabrication Technology - a global supplier of consumable products and equipment for use in the cutting, joining, and automated welding of steel, aluminum, and other metals and metal alloys.

•
Medical Technology - a leading provider of orthopedic solutions, providing orthopedic devices, software and services spanning the full continuum of patient care, from injury prevention to joint replacement to rehabilitation.

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

During the third quarter of 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations into Brazilian real, the functional currency of its direct parent. Gains and losses from the remeasurement are reflected in current earnings. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates. As of and for the six months ended June 28, 2019, the Argentina operation represented approximately 1% of our Total assets and Net sales. The devaluation of the peso resulted in a loss of $0.7 million recognized in the Fabrication Technology segment operating income during the second quarter of 2019.

Integral to our operations is Colfax Business System (CBS). CBS is our business management system, combining a comprehensive set of tools and repeatable, teachable processes, that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe our management team’s access to, and experience in, the application of CBS is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Segment operating income, which represents Operating income before Restructuring and other related charges, and Adjusted EBITA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the second quarter of 2019 to the comparable 2018 period is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. During the first quarter of 2019, we completed the acquisition of DJO, which represents a strategic evolution of Colfax creating a new growth platform in the high-margin orthopedic solutions market. This acquisition is the natural next step to make our company less cyclical and provide consistent, growing cash flows to execute our strategy for compounding value creation. During the last two quarters of 2018, we completed one acquisition in our Fabrication Technology segment.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 56% and 59% for the three and six months ended June 28, 2019, respectively, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. Applying the current year foreign exchange rates to the prior year period results decreased second quarter of 2018 Net sales and Income from continuing operations before income taxes by approximately 5% and 9%, respectively, and decreased the six months ended June 29, 2018 Net sales and Income from continuing operations before income taxes by approximately 6% and 15%, respectively. Since December 31, 2018, changes in foreign exchange rates had an immaterial impact on net assets as of June 28, 2019.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by management to assess our operating performance. Adjusted EBITA excludes from Net (loss) income from continuing operations the effect of restructuring and other related charges, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as provision (benefit) for income taxes, (gain) loss on short term investments, interest expense, net and pension settlement loss. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring, strategic transaction costs, and acquisition-related amortization and other non-cash charges from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans that are fundamentally different from the ongoing productivity improvements of the Company. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that the Company uses in evaluating its financial and business performance and trends.

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

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP)	$2.2	$47.8	$(19.3)	$68.6
Provision (benefit) for income taxes	6.2	(10.8)	8.2	(10.9)
(Gain) loss on short-term investments(1)	—	(4.6)	—	10.1
Interest expense, net(2)	33.2	12.9	55.0	21.8
Restructuring and other related charges	26.6	10.6	37.4	13.0
Strategic transaction costs(3)	2.5	—	55.8	—
Acquisition-related amortization and other non-cash charges(4)	56.6	9.2	80.4	19.5
Adjusted EBITA (non-GAAP)	$127.2	$65.2	$217.4	$122.2
Net income (loss) margin from continuing operations (GAAP)	0.2%	8.5%	(1.2)%	6.3%
Adjusted EBITA margin (non-GAAP)	14.0%	11.6%	13.7%	11.2%

(1) Includes the gain on disposal and the change in fair value of the CIRCOR shares for the three and six months ended June 29, 2018, respectively, received as partial consideration for the Fluid Handling business sale.
(2) The six months ended June 28, 2019 includes $0.8 million of debt extinguishment charges in the first quarter of 2019.
(3) Includes costs incurred for the acquisition of DJO.
(4) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three and six months ended June 28, 2019 and three and six months ended June 29, 2018.

	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Fabrication Technology	Medical Technology	Corporate and other	Total Colfax Corporation	Fabrication Technology	Medical Technology	Corporate and other	Total Colfax Corporation
	(Dollars in millions)
Operating income (loss) (GAAP)	$76.9	$(17.9)	$(17.5)	$41.5	$143.2	$(13.8)	$(85.6)	$43.9
Restructuring and other related charges	4.1	22.5	—	26.6	8.4	29.0	—	37.4
Segment operating income (loss)	81.0	4.6	(17.5)	68.1	151.6	15.3	(85.6)	81.3
Strategic transaction costs	—	—	2.5	2.5	—	—	55.8	55.8
Acquisition-related amortization and other non-cash charges	8.9	47.7	—	56.6	17.6	62.7	—	80.4
Adjusted EBITA (non-GAAP)	$89.9	$52.3	$(14.9)	$127.2	$169.2	$78.0	$(29.8)	$217.4
Segment operating income (loss) margin (GAAP)	13.7%	1.5%	—%	7.5%	13.1%	3.5%	—%	5.1%
Adjusted EBITA margin (non-GAAP)	15.2%	16.5%	—%	14.0%	14.7%	17.7%	—%	13.7%

	Three Months Ended June 29, 2018				Six months ended June 29, 2018
	Fabrication Technology	Medical Technology	Corporate and other	Total Colfax Corporation	Fabrication Technology	Medical Technology	Corporate and other	Total Colfax Corporation
	(Dollars in millions)
Operating income (loss) (GAAP)	$60.5	$—	$(15.1)	$45.4	$122.3	$—	$(32.6)	$89.7
Restructuring and other related charges	10.6	—	—	10.6	13.0	—	—	13.0
Segment operating income (loss)	71.1	—	(15.1)	56.0	135.2	—	(32.5)	102.7
Acquisition-related amortization and other non-cash charges	9.2	—	—	9.2	19.4	—	—	19.5
Adjusted EBITA (non-GAAP)	$80.3	$—	$(15.1)	$65.2	$154.7	$—	$(32.5)	$122.2
Segment operating income (loss) margin (GAAP)	12.7%	—%	—%	10.0%	12.4%	—%	—%	9.4%
Adjusted EBITA margin (non-GAAP)	14.3%	—%	—%	11.6%	14.1%	—%	—%	11.2%

Total Company

Sales

Net sales for the three and six months ended June 28, 2019 increased as compared with the three and six months ended June 29, 2018. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Six Months Ended
	Net Sales	%	Net Sales	%
	(Dollars in millions)
For the three and six months ended June 29, 2018	$560.9		$1,094.1
Components of Change:
Existing Businesses(1)	20.3	3.6%	44.2	4.0%
Acquisitions(2)	353.1	63.0%	515.5	47.1%
Foreign Currency Translation(3)	(25.7)	(4.6)%	(61.2)	(5.6)%
	347.7	62.0%	498.5	45.6%
For the three and six months ended June 28, 2019	$908.6		$1,592.6

(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(2) Represents the incremental sales as a result of our acquisitions discussed previously.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

The increase in Net sales during the second quarter of 2019 compared to the second quarter of 2018 is primarily attributed to Net sales from acquisitions. Net sales from our newly-acquired Medical Technology segment were $315.9 million during the second quarter of 2019. Net sales from acquisitions in our Fabrication Technology segment were $37.2 million. Net sales from existing businesses increased $20.3 million in our Fabrication Technology segment. Fluctuation of foreign currency translation rates had a negative impact of $25.7 million during the quarter.

The increase in Net sales during the six months ended June 28, 2019 compared to six months ended June 29, 2018 is mainly driven by acquisitions and foreign currency translation effects. Acquisitions contributed $76.1 million of sales to our Fabrication Technology segment and $439.4 million to the Medical Technology segment. Net sales from existing businesses increased $44.2 million in our Fabrication Technology segment. Fluctuation of foreign currency translation rates had a negative impact of $61.2 million during the six months ended June 28, 2019.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(Dollars in millions)
Gross profit	$376.1	$191.9	$637.1	$376.5
Gross profit margin	41.4%	34.2%	40.0%	34.4%
Selling, general and administrative expense	$307.9	$135.9	$555.8	$273.8
Operating income	$41.5	$45.4	$43.9	$89.7
Operating income margin	4.6%	8.1%	2.8%	8.2%
Net income (loss) from continuing operations	$2.2	$47.8	$(19.3)	$68.6
Net income (loss) margin from continuing operations	0.2%	8.5%	(1.2)%	6.3%
Adjusted EBITA (non-GAAP)	$127.2	$65.2	$217.4	$122.2
Adjusted EBITA Margin (non-GAAP)	14.0%	11.6%	13.7%	11.2%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$26.6	$10.6	$37.4	$13.0
Strategic transaction costs	$2.5	$—	$55.8	$—
Acquisition-related amortization and other non-cash charges	$56.6	$9.2	$80.4	$19.5
(Gain) loss on short-term investments	$—	$(4.6)	$—	$10.1
Interest expense, net	$33.2	$12.9	$55.0	$21.8
Provision (benefit) for income taxes	$6.2	$(10.8)	$8.2	$(10.9)

Second Quarter of 2019 Compared to Second Quarter of 2018

The $184.2 million increase in Gross profit during the second quarter of 2019 in comparison to the second quarter of 2018 was primarily attributable to our newly-acquired Medical Technology segment, which contributed Gross profit of $169.9 million during the second quarter of 2019. Gross profit in our Fabrication Technology segment grew $14.3 million during the second quarter of 2019 in comparison to the second quarter of 2018 due to acquisition-related growth of $14.3 million as well as improved price and restructuring benefits offset by inflation and product mix. Improved Gross profit margin in the second quarter of 2019 compared to second quarter of 2018 was primarily attributed to higher gross margin from our newly-acquired Medical Technology segment.

The $172.0 million increase in Selling, general and administrative expense in the second quarter of 2019 as compared to the second quarter of 2018 was mainly due to the inclusion of $165.3 million in our newly-acquired Medical Technology segment. The strategic transaction costs mainly relate to our DJO acquisition. The $47.4 million increase in acquisition-related amortization and other non-cash charges in the second quarter of 2019 as compared to the second quarter of 2018 was mainly related to the incremental amortization of intangibles and inventory step-up charges, based on preliminary estimates, in our new Medical Technology segment. Restructuring and other related charges increased during the second quarter of 2019 in comparison to the second quarter of 2018, mainly due to restructuring activities in our Medical Technologies segment.

Interest expense, net for the second quarter of 2019 increased by $20.3 million compared to the second quarter of 2018, primarily attributable to increases in debt related to our acquisition of DJO.

The gain on short term investments during the second quarter of 2018 was related to the disposal of CIRCOR Shares received in connection with the Fluid Handling business sale.

The effective tax rate for Income from continuing operations during the second quarter of 2019 was 73.6%, which was higher than the 2019 U.S. federal statutory tax rate of 21% mainly due to losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019 and non-deductible deal costs. The effective tax rate for the second quarter of 2018 was (29.0)%, which was lower than the 2018 U.S. federal statutory tax rate of 21% due to the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals and the expected realization of certain US tax credits, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018.

Net income from continuing operating decreased in the second quarter of 2019 as compared to the second quarter of 2018 for the reasons discussed above. Net income margin from continuing operations decreased by 830 basis points during the second quarter of 2019 in comparison to the second quarter of 2018.

The higher Adjusted EBITA in the second quarter of 2019 as compared to the second quarter of 2018 was primarily driven by the contribution from our newly-acquired Medical Technology segment. Adjusted EBITA margin increased by 240 basis points during the second quarter of 2019 in comparison to the second quarter of 2018, mainly attributable to the Adjusted EBITA margin of 16.5% in our Medical Technology segment.

Six Months Ended June 28, 2019 Compared to Six Months Ended June 29, 2018

The $260.6 million increase in Gross profit during the six months ended June 28, 2019 in comparison to the six months ended June 29, 2018 was primarily attributable to our newly-acquired Medical Technology segment, which contributed Gross profit of $236.9 million during the six months ended June 28, 2019. Gross profit in our Fabrication Technology segment grew $23.7 million during the six months ended June 28, 2019 in comparison to the six months ended June 29, 2018 due to acquisition-related growth of $28.7 million. These improvements were partially offset by negative foreign currency exchange translation of $19.7 million. The U.S. dollar strengthened during the six months ended June 28, 2019 against certain currencies including the Brazilian Real, Euro and Russian Rupee. Improved Gross profit margin in the six months ended June 28, 2019 compared to six months ended June 29, 2018 was primarily attributed to higher gross margin in our newly-acquired Medical Technology segment.

The $282.0 million increase in Selling, general and administrative expense in the six months ended June 28, 2019 as compared to the six months ended June 29, 2018 was mainly due to the inclusion of $221.6 million in our newly-acquired Medical Technology segment and $55.8 million of strategic transaction costs included in our Corporate costs in the six months ended June 28, 2019. The strategic transaction costs mainly relate to our DJO acquisition. The $60.9 million increase in acquisition-related amortization and other non-cash charges in the six months ended June 28, 2019 as compared to the six months ended June 29, 2018 was mainly related to the incremental amortization of intangibles and inventory step-up charges, based on preliminary estimates, in our new Medical Technology segment. Restructuring and other related charges increased during the six months ended June 28, 2019 in comparison to the six months ended June 29, 2018, mainly due to restructuring activities in our Medical Technologies segment.

Interest expense, net for the six months ended June 28, 2019 increased by $33.2 million compared to the six months ended June 29, 2018, primarily attributable to increases in debt related to our acquisition of DJO.

The loss on short term investments during the six months ended June 29, 2018 was due to the change in fair value and subsequent sale of the CIRCOR Shares received in connection with the Fluid Handling business sale.

The effective tax rate for Loss from continuing operations during the six months ended June 28, 2019 was (73.6)%, which was higher than the 2019 U.S. federal statutory tax rate of 21% mainly due to losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019, non-deductible deal costs and an aggregate $9.2 million unfavorable discrete U.S. income tax expense due to a change in valuation allowance and state tax expense as a result of the DJO Acquisition. The effective tax rate for the six months ended June 29, 2018 was (18.8)%, which was lower than the 2018 U.S. federal statutory tax rate of 21% due to the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals and the expected realization of certain U.S. tax credits, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018.

Net (loss) income from continuing operations in the six months ended June 28, 2019 as compared to the six months ended June 29, 2018 decreased for the reasons discussed above. Net (loss) income margin from continuing operations decreased by 750 basis points for the six months ended June 28, 2019 as compared to the six months ended June 29, 2018.

The higher Adjusted EBITA in the six months ended June 28, 2019 as compared to the six months ended June 29, 2018 was primarily driven by the contribution from our newly-acquired Medical Technology segment. Adjusted EBITA margin increased by 250 basis points during the six months ended June 28, 2019 in comparison to the six months ended June 29, 2018, mainly attributable to the Adjusted EBITA margin of 17.7% in our Medical Technology segment.

Business Segments

As discussed further above, we report results in two reportable segments: Fabrication Technology and Medical Technology.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting, joining and automated welding of steel, aluminum and other metals and metal alloys. Our fabrication technology products are marketed under several brand names, most notably ESAB, which we believe is well known in the global cutting and welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, pipelines, mobile/off-highway equipment, oil, gas, and mining.

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(Dollars in millions)
Net sales	$592.7	$560.9	$1,153.1	$1,094.1
Gross profit	$206.2	$191.9	$400.2	$376.5
Gross profit margin	34.8%	34.2%	34.7%	34.4%
Selling, general and administrative expense	$125.2	$120.8	$248.6	$241.3
Segment operating income	$81.0	$71.1	$151.6	$135.2
Segment operating income margin	13.7%	12.7%	13.1%	12.4%
Adjusted EBITA (Non-GAAP)	$89.9	$80.3	$169.2	$154.7
Adjusted EBITA Margin (Non-GAAP)	15.2%	14.3%	14.7%	14.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$4.1	$10.6	$8.4	$13.0
Acquisition-related amortization and other non-cash charges	$8.9	$9.2	$17.6	$19.4

Net sales increased $31.8 million in the second quarter of 2019 compared to the second quarter of 2018. This growth included $20.3 million from existing businesses across all regions, $37.2 million of acquisition-related growth and a negative foreign currency translation impact of $25.6 million. The growth rate from existing businesses included 3.4% from increased customer prices to address higher material and other inflation costs. Gross profit increased in the second quarter of 2019 as compared to the second quarter of 2018 mainly due to acquisition-related growth. Gross profit margin increased slightly when compared to the same period 2018, mainly due to the impact of favorable price increases offset partially by inflation and unfavorable mix of products sold. Selling, general and administrative expense increased in the second quarter of 2019 compared to the second quarter of 2018, mainly attributable to $10.8 million of acquisition-related growth partially offset by foreign currency translation impact. The higher Segment operating income and Adjusted EBITA in the second quarter of 2019 compared to second quarter of 2018 were mainly the result of higher Gross profit partially offset by the increase in Selling, general and administrative expense. Segment operating income margin and Adjusted EBITA margin both increased due to favorable price increases and lower Selling, general and administrative expenses as a percentage of Net sales. Restructuring and other related charges decreased during the second quarter of 2019 in comparison to the second quarter of 2018, as a result of different pace of our cost reduction programs.

Net sales increased $59.0 million in the six months ended June 28, 2019 compared to the six months ended June 29, 2018. This growth included $44.2 million from existing businesses across all regions, $76.1 million of acquisition-related growth and a negative foreign currency translation impact of $61.2 million. The growth rate from existing businesses included 4.2% from increased customer prices to address higher material and other inflation costs. Gross profit increased in the six months ended June 28, 2019 as compared to the six months ended June 29, 2018 mainly due to acquisition-related growth. Gross profit margin increased slightly when compared to the same period 2018, mainly due to the impact of favorable price increases being partially offset by negative foreign currency translation impact, inflation, and unfavorable mix of products sold. Selling, general and administrative expense increased in the six months ended June 28, 2019 compared to the six months ended June 29, 2018, mainly attributable to

$19.3 million of acquisition-related growth partially offset by foreign currency translation impact. The higher Segment operating income and Adjusted EBITA in the six months ended June 28, 2019 compared to six months ended June 29, 2018 were mainly the result of higher Gross profit partially offset by the increase in Selling, general and administrative expense. Segment operating income margin and Adjusted EBITA margin both increased due to favorable price increases and lower Selling, general and administrative expenses as a percentage of Net sales. Restructuring and other related charges decreased during the six months ended June 28, 2019 in comparison to the six months ended June 29, 2018, as a result of different pace of our cost reduction programs.

Medical Technology

We develop, manufacture and distribute high-quality medical devices and services across the continuum of patient care from injury prevention to joint replacement to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. Our products primarily include orthopedic braces, rehabilitation devices, footwear, surgical implants, and bone growth stimulators.

The following table summarizes the selected financial data for our Medical Technology segment:

	Three Months Ended June 28, 2019	From February 22, 2019 to June 28, 2019
	(Dollars in millions)
Net sales	$315.9	$439.4
Gross profit	169.9	236.9
Gross profit margin	53.8%	53.9%
Selling, general and administrative expense	$165.3	$221.6
Segment operating income	$4.6	$15.3
Segment operating income margin	1.5%	3.5%
Adjusted EBITA (Non-GAAP)	$52.3	$78.0
Adjusted EBITA Margin (Non-GAAP)	16.5%	17.7%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$22.5	$29.0
Acquisition-related amortization and other non-cash charges	$47.7	$62.7

Net sales for our Medical Technology segment in the second quarter of 2019 and on a year-to-date basis since the acquisition date compared to the same periods in 2018 increased slightly primarily due to organic growth. Year over year comparison of the other selected financial data above is not practical. Second quarter of 2019 and year-to-date acquisition-related amortization and other non-cash charges includes inventory fair value charges of $12.1 million and $18.7 million, respectively.

Liquidity and Capital Resources

Overview

We have financed our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring, and asbestos-related cash outflows and funding of our pension plans. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. Additionally, as further described below, the net proceeds from the sale of the Air and Gas Handling business will be used to pay down outstanding balances on the New Term Loan Facilities.

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

There were no repurchases made during the six months ended June 28, 2019. As of June 28, 2019, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million.

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

The initial credit extensions under the New Credit Facility were only made available to us on the date of consummation of the DJO acquisition, which occurred on February 22, 2019. See Note 4, “Acquisition” in the accompanying Notes to Condensed Consolidated Financial Statements for details.

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

The New Credit Facility requires that any funds received as net proceeds from the sale of any of our subsidiaries be used to repay outstanding balances on the New Term Loan Facilities. Accordingly, the majority of interest associated with the New Term Loan Facilities has been included in Loss from discontinued operations, net of taxes on the Condensed Consolidated Statement of Operations.

As of June 28, 2019, we are in compliance with the covenants under the New Credit Facility.

As of June 28, 2019, the weighted-average interest rate of borrowings under the New Credit Facility was 4.22%, excluding accretion of original issue discount and deferred financing fees, and there was $400.0 million of available capacity on the revolving credit facility.

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

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $271.5 million. As of June 28, 2019, outstanding borrowings under these facilities total $60.0 million, with a weighted average borrowing rate of 3.81%.

We are also party to letter of credit facilities with total capacity of $742.6 million. Total letters of credit of $333.7 million were outstanding as of June 28, 2019.

Repurchase of Noncontrolling Interest

During the first quarter of 2019, a South Africa consolidated subsidiary of the Company completed the repurchase of a vast majority of the noncontrolling interest shares from existing shareholders under a general offer. As of June 28, 2019, we own 100% of this subsidiary. Based on local requirements, the entity was required to enter into a debt arrangement to enact the repurchases. During the second quarter of 2019, the outstanding loan balance associated with this transaction was repaid.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of June 28, 2019, we had $232.2 million of Cash and cash equivalents, a decrease of $12.8 million from $245.0 million as of December 31, 2018. The Cash and cash equivalents as of June 28, 2019 and December 31, 2018 include $100.3 million and $167.9 million, respectively, related to the Air and Gas Handling business, which are reported in Current portion of assets held for sale in the Condensed Consolidated Balance Sheets. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	June 28, 2019	June 29, 2018
	(In millions)
Net cash provided by operating activities	$10.4	$33.7
Purchases of property, plant and equipment, net	(64.0)	(24.8)
Proceeds from sale of property, plant and equipment	3.3	14.6
Acquisitions, net of cash received	(3,147.8)	(50.9)
Proceeds from sale of business, net	—	18.6
Sale of short term investment, net	—	139.5
Net cash (used in) provided by investing activities	(3,208.5)	97.0
Proceeds from borrowings, net	2,892.7	25.9
Payment for noncontrolling interest share repurchase	(93.1)	—
Proceeds from tangible equity units, net	377.8	—
Payments for common stock repurchases	—	(143.9)
Other	1.6	2.3
Net cash provided by (used in) financing activities	3,179.0	(115.7)
Effect of foreign exchange rates on Cash and cash equivalents	6.3	(19.2)
Decrease in Cash and cash equivalents	$(12.8)	$(4.3)

Cash provided by operating activities of discontinued operations related to the sale of the Air and Gas Handling business for the six months ended June 28, 2019 and June 29, 2018 was $23.9 million and $32.1 million, respectively. Cash used in investing activities of discontinued operations related to the sale of the Air and Gas Handling business was $19.3 million for the six months ended June 28, 2019. Cash provided by investing activities of discontinued operations related to the sale of the Air and Gas Handling business was $7.9 million for the six months ended June 29, 2018.

We did not have material cash flows for discontinued operations related to the sale of the Fluid Handling business during the six months ended June 28, 2019 and June 29, 2018.

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•
During the six months ended June 28, 2019, $55.8 million of strategic transaction costs were paid, mainly related to the DJO acquisition, which negatively impacted our operating cash flow for the period.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the six months ended June 28, 2019, we had net cash outflows of $12.5 million. During the six months ended June 29, 2018, we had net cash outflows of $10.5 million.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period-to-period due to changes in the fair value of plan assets and actuarial assumptions. For the six months ended June 28, 2019 and June 29, 2018, cash contributions for defined benefit plans were $5.2 million and $17.6 million, respectively.

•	During the six months ended June 28, 2019 and June 29, 2018, net cash payments of $49.2 million and $22.4 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the six months ended June 28, 2019, net working capital consumed cash of $82.0 million, before the impact of foreign exchange. This use of cash included an estimated $40 million one-time effort to bring DJO suppliers into payment terms consistent with our normal practices, as well as to eliminate a DJO accounts receivable factoring program. The remaining cash usage primarily related to an increase in working capital that principally resulted from an organic increase in Net sales. During the six months ended June 29, 2018, net working capital consumed cash of $81.8 million, before the impact of foreign exchange, primarily due to an increase in inventory levels and receivables partially offset by an increase in payables, all of which resulted from an organic increase in Net sales.

•	Working capital for the six months ended June 28, 2019 and June 29, 2018 reflect normal seasonal changes.

Cash flows used in investing activities during the six months ended June 28, 2019 include the DJO Acquisition. During the six months ended June 29, 2018, cash flows provided by in investing activities reflect proceeds from the sale of CIRCOR common stock and proceeds from the divestiture of the Fluid Handling business.

Cash flows provided by financing activities for the six months ended June 28, 2019 were impacted by proceeds from borrowings on newly-acquired debt and issuance of tangible equity units in conjunction with the DJO Acquisition in our Medical Technology segment, partially offset by the repurchases of all noncontrolling interest shares of a subsidiary in South Africa. Cash flows used in financing activities for the six months ended June 29, 2018 were impacted by the repurchase of approximately 4.6 million shares of our Common stock for $143.9 million.

Our Cash and cash equivalents as of June 28, 2019 include $110.8 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If, however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes, other local statutory restrictions and minority partner distributions.

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
Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of June 28, 2019, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1.00% during the three and six months ended June 28, 2019 would have increased Interest expense by approximately $9.2 million and $15.9 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended June 28, 2019, approximately 56% and 59%, respectively, of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the New Credit Facility and Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of June 28, 2019 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $338 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of June 28, 2019, our open commodity futures contracts were not material.

See Note 14, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2018 Form 10-K, except as follows:

Our pending disposition of the Air and Gas Handling business subjects us to various risks and uncertainties.

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on May 15, 2019, we entered into the Purchase Agreement to sell the Air Gas and Handling business. The pending Transaction is subject to various risks and uncertainties, including the following: the ability to successfully complete the disposition on the expected time frame, including required antitrust and certain other regulatory approvals; the completion of certain restructuring transactions contemplated to be completed by us prior to closing; the impact that the pending sale may have on the ability of the Air and Gas Handling business to obtain or retain business; and uncertainties regarding the financial and operational impact of separating the Air and Gas Handling business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

2.1^
Equity and Asset Purchase Agreement, dated as of May 15, 2019, by and between Colfax Corporation, Granite Holdings US Acquisition Co. International, Inc. and Brillant 3047, GmbH (incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 17, 2019).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Inline XBRL.

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.
**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.
#	Indicates management contract or compensatory plan, contract or arrangement.
^
Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and similar attachments upon request by the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	August 6, 2019

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer	August 6, 2019
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	August 6, 2019
(Principal Accounting Officer)