Form 10-Q
period 2019-09-27
Colfax CORP
filed 2019-10-31
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2019
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 27, 2019, there were 117,756,730 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018

Net sales	$846,519	$524,022	$2,439,085	$1,618,152
Cost of sales	478,377	352,749	1,433,872	1,070,371
Gross profit	368,142	171,273	1,005,213	547,781
Selling, general and administrative expense	290,500	129,558	846,288	403,370
Restructuring and other related charges	9,781	6,659	47,197	19,643
Operating income	67,861	35,056	111,728	124,768
Pension settlement loss	33,616	—	33,616	—
Interest expense, net	31,828	11,611	86,820	33,455
Loss on short-term investments	—	—	—	10,128
Income (loss) from continuing operations before income taxes	2,417	23,445	(8,708)	81,185
Provision (benefit) for income taxes	(1,353)	6,787	6,840	(4,076)
Net income (loss) from continuing operations	3,770	16,658	(15,548)	85,261
Income (loss) from discontinued operations, net of taxes	9,024	18,544	(486,265)	20,762
Net income (loss)	12,794	35,202	(501,813)	106,023
Less: income attributable to noncontrolling interest, net of taxes	2,320	3,892	8,970	11,721
Net income (loss) attributable to Colfax Corporation	$10,474	$31,310	$(510,783)	$94,302
Net income (loss) per share - basic
Continuing operations	$0.02	$0.14	$(0.14)	$0.69
Discontinued operations	$0.06	$0.13	$(3.63)	$0.09
Consolidated operations	$0.08	$0.27	$(3.77)	$0.78
Net income (loss) per share - diluted
Continuing operations	$0.02	$0.14	$(0.14)	$0.69
Discontinued operations	$0.06	$0.13	$(3.63)	$0.09
Consolidated operations	$0.08	$0.26	$(3.77)	$0.77

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net income (loss)	$12,794	$35,202	$(501,813)	$106,023
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $1,787, $(2,689), $1,375 and $1,880, respectively	(135,157)	(46,437)	(128,620)	(187,235)
Unrealized gain on hedging activities, net of tax of $4,411, $252, $4,102 and $3,352, respectively	11,757	136	13,413	7,156
Amounts reclassified from Accumulated other comprehensive income:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax of $(5,960), $165, $(7,679) and $641, respectively	(12,206)	670	(21,166)	2,503
Amortization of pension and other post-retirement prior service cost	—	1	32	2
Other comprehensive loss	(135,606)	(45,630)	(136,341)	(177,574)
Comprehensive loss	(122,812)	(10,428)	(638,154)	(71,551)
Less: comprehensive (loss) income attributable to noncontrolling interest	(3,384)	(4,524)	5,272	(9,483)
Comprehensive loss attributable to Colfax Corporation	$(119,428)	$(5,904)	$(643,426)	$(62,068)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 27, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,065	$77,153
Trade receivables, less allowance for doubtful accounts of $40,864 and $26,844	576,139	386,588
Inventories, net	584,351	359,655
Other current assets	198,232	137,801
Current portion of assets held for sale	2,013,345	997,244
Total current assets	3,499,132	1,958,441
Property, plant and equipment, net	478,806	327,155
Goodwill	2,784,249	1,497,832
Intangible assets, net	2,262,377	628,300
Lease asset - right of use	159,999	—
Other assets	406,709	463,525
Assets held for sale, less current portion	—	1,740,705
Total assets	$9,591,272	$6,615,958

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$29,654	$5,020
Accounts payable	376,406	291,233
Customer advances and billings in excess of costs incurred	16,566	16,827
Accrued liabilities	431,333	274,017
Current portion of liabilities held for sale	651,718	612,248
Total current liabilities	1,505,677	1,199,345
Long-term debt, less current portion	4,002,365	1,192,408
Non-current lease liability	123,238	—
Other liabilities	827,054	651,864
Liabilities held for sale, less current portion	—	95,395
Total liabilities	6,458,334	3,139,012
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 117,756,730 and 117,275,217 issued and outstanding	118	117
Additional paid-in capital	3,434,617	3,057,982
Retained earnings	496,423	991,838
Accumulated other comprehensive loss	(949,150)	(780,177)
Total Colfax Corporation equity	2,982,008	3,269,760
Noncontrolling interest	150,930	207,186
Total equity	3,132,938	3,476,946
Total liabilities and equity	$9,591,272	$6,615,958

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2018	117,275,217	$117	$3,057,982	$991,838	$(780,177)	$207,186	$3,476,946
Cumulative effect of accounting change	—	—	—	15,368	(15,368)	—	—
Net (loss) income	—	—	—	(52,023)	—	4,021	(48,002)
Distributions to noncontrolling owners	—	—	—	—	—	(2,170)	(2,170)
Noncontrolling interest share repurchase	—	—	(22,409)	—	(21,372)	(48,940)	(92,721)
Other comprehensive income, net of tax of $(413)	—	—	—	—	18,053	4,119	22,172
Issuance of Tangible Equity Units	—	—	377,814	—	—	—	377,814
Common stock-based award activity	283,197	1	7,676	—	—	—	7,677
Balance at March 29, 2019	117,558,414	118	3,421,063	955,183	(798,864)	164,216	3,741,716
Net (loss) income	—	—	—	(469,234)	—	2,629	(466,605)
Distributions to noncontrolling owners	—	—	—	—	—	(2,970)	(2,970)
Noncontrolling interest share repurchase	—	—	(565)	—	410	(211)	(366)
Other comprehensive loss, net of tax of $(1,981)	—	—	—	—	(20,794)	(2,113)	(22,907)
Common stock-based award activity	108,945	—	7,481	—	—	—	7,481
Balance at June 28, 2019	117,667,359	118	3,427,979	485,949	(819,248)	161,551	3,256,349
Net income	—	—	—	10,474	—	2,320	12,794
Distributions to noncontrolling owners	—	—	—	—	—	(7,237)	(7,237)
Other comprehensive loss, net of tax of $193	—	—	—	—	(129,902)	(5,704)	(135,606)
Common stock-based award activity	89,371	—	6,638	—	—	—	6,638
Balance at September 27, 2019	117,756,730	$118	$3,434,617	$496,423	$(949,150)	$150,930	$3,132,938

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	$ Amount
Balance at December 31, 2017	123,245,827	$123	$3,228,174	$846,490	$(574,372)	$226,849	$3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	24,535	—	4,507	29,042
Distributions to noncontrolling owners	—	—	—	—	—	(721)	(721)
Other comprehensive income, net of tax of $(3,573)	—	—	—	—	71,447	6,052	77,499
Common stock-based award activity	231,908	—	8,160	—	—	—	8,160
Balance at March 30, 2018	123,477,735	123	3,236,334	876,177	(508,077)	236,687	3,841,244
Net income	—	—	—	38,457	—	3,322	41,779
Distributions to noncontrolling owners	—	—	—	—	—	(3)	(3)
Other comprehensive loss, net of tax of $11,718	—	—	—	—	(190,603)	(18,840)	(209,443)
Common stock repurchases	(4,604,974)	(4)	(143,898)	—	—	—	(143,902)
Common stock-based award activity	53,153	—	7,765	—	—	—	7,765
Balance at June 29, 2018	118,925,914	119	3,100,201	914,634	(698,680)	221,166	3,537,440
Net income	—	—	—	31,310	—	3,892	35,202
Distributions to noncontrolling owners	—	—	—	—	—	(182)	(182)
Other comprehensive loss, net of tax of $(2,272)	—	—	—	—	(37,214)	(8,416)	(45,630)
Common stock repurchases	(1,844,451)	(2)	(56,096)	—	—	—	(56,098)
Common stock-based award activity	117,986	—	7,590	—	—	—	7,590
Balance at September 28, 2018	117,199,449	$117	$3,051,695	$945,944	$(735,894)	$216,460	$3,478,322

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 27, 2019	September 28, 2018

Cash flows from operating activities:
Net (loss) income	$(501,813)	$106,023
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Held for sale impairment loss	481,000	—
Depreciation, amortization and other impairment charges	190,577	110,597
Stock-based compensation expense	17,005	18,867
Non-cash interest expense	5,674	3,332
Loss on short-term investments	—	10,128
Deferred income tax benefit	(18,673)	(21,730)
Gain on sale of property, plant and equipment	(140)	(8,211)
Loss on sale of business	—	4,337
Pension settlement loss	77,390	—
Changes in operating assets and liabilities:
Trade receivables, net	29,071	(51,722)
Inventories, net	(54,256)	(56,951)
Accounts payable	(98,920)	6,486
Income taxes	(39,909)	(12,019)
Customer advances and billings in excess of costs incurred	33,149	18,970
Changes in other operating assets and liabilities	(54,406)	(27,299)
Net cash provided by operating activities	65,749	100,808
Cash flows from investing activities:
Purchases of property, plant and equipment	(100,383)	(40,247)
Proceeds from sale of property, plant and equipment	7,474	17,758
Acquisitions, net of cash received	(3,136,777)	(83,846)
Sale of short-term investments, net	—	139,480
Proceeds from sale of business, net	—	18,626
Net cash (used in) provided by investing activities	(3,229,686)	51,771
Cash flows from financing activities:
Payments under term credit facility	(533,437)	(93,750)
Proceeds from borrowings under notes and term credit facility	2,725,000	—
Proceeds from borrowings on revolving credit facilities and other	1,780,085	911,772
Repayments of borrowings on revolving credit facilities and other	(1,136,186)	(722,573)
Payment of debt issuance costs	(24,402)	—
Proceeds from tangible equity units, net	377,814	—
Proceeds from issuance of common stock, net	4,787	4,648
Payment for noncontrolling interest share repurchase	(93,087)	—
Payments for common stock repurchases	—	(200,000)
Other	(9,680)	(1,038)
Net cash provided by (used in) financing activities	3,090,894	(100,941)
Effect of foreign exchange rates on Cash and cash equivalents	(5,216)	(27,757)
(Decrease) increase in Cash and cash equivalents	(78,259)	23,881
Cash and cash equivalents, beginning of period	245,019	262,019
Cash and cash equivalents, end of period	$166,760	$285,900
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

On May 15, 2019, the Company entered into a definitive equity and asset purchase agreement (the “Purchase Agreement”) with Granite Holdings US Acquisition Co., a Delaware corporation, and Brillant 3047, GmbH, a company organized under the laws of Germany (collectively, the “Purchaser”), which are affiliates of KPS Capital Partners, LP (“KPS”), pursuant to which the Purchaser agreed to purchase certain subsidiaries and assets comprising Colfax’s Air and Gas Handling business. On September 30, 2019, Colfax completed the sale of its Air and Gas Handling business to the Purchaser for an aggregate purchase price of $1.8 billion, including $1.67 billion of cash paid at closing, subject to certain adjustments pursuant to the Purchase Agreement, and the assumption of certain liabilities and minority interests. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as a discontinued operation. See Note 3, “Discontinued Operations”, for further information.

On February 22, 2019, Colfax completed the purchase of DJO Global, Inc. (“DJO”) pursuant to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated November 19, 2018. Colfax paid an aggregate purchase price of $3.15 billion, subject to certain adjustments set forth in the Merger Agreement (the “Purchase Price”). DJO is a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.

On December 11, 2017, the Company completed the sale of its Fluid Handling business (“Fluid Handling”). Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Fluid Handling business and the remaining asbestos and environmental activity as a discontinued operation. See Note 3, “Discontinued Operations”, for further information.

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

The results of operations for the three and nine months ended September 27, 2019 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2019

Standards Adopted	Description	Effective Date
ASU 2016-02, Leases (Topic 842)
The standard requires a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The standard also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The Company adopted ASU No. 2016-02, “Leases (Topic 842)”, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which among other things, allowed historical lease classification to be carried forward. Additionally, the Company elected the practical expedient to consolidate less significant non-lease components into the lease component for all asset classes. The Company made an accounting policy election, as permitted by Topic 842 to only record a right-of-use asset and related liability for leases with an initial term in excess of 12 months. The Company recognizes those lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term. The Company has recognized a right-of-use asset of $160 million, with corresponding related lease liabilities on the Condensed Consolidated Balance Sheet. For more information, refer to Note 10, “Leases”.
January 1, 2019
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard provides entities the option to reclassify to retained earnings the tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) related to items stranded in accumulated other comprehensive income. The guidance was applied retrospectively as of January 1, 2019. As a result of this accounting guidance, $15.4 million of tax benefit formerly booked to Other Comprehensive Income was reclassified to retained earnings.

January 1, 2019

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

New Accounting Guidance to be Implemented

Standards Pending Adoption	Description	Anticipated Impact	Effective/Adoption Date
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The ASU eliminates the probable initial recognition threshold under current GAAP and broadens the information an entity must consider when developing its expected credit loss estimates to include forward-looking information. The standard applies to most financial assets held at amortized costs, as well as certain other instruments. Under the current expected credit loss (CECL) model, entities must estimate losses over the entire contractual term of the asset from the date of initial recognition. In determining expected losses, consideration must be given to historical loss experience, current conditions, and reasonable and supportable forecasts incorporating forward looking information.

The Company notes that certain financial assets, which are not reserved for currently, are now in the scope of this ASU. The Company has selected a compliant methodology and is in the process of performing a quantitative assessment of the materiality of the adoption of this ASU. The Company does not intend to early adopt this new guidance.
January 1, 2020
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The ASU modifies the disclosure requirements for fair value measurements.	This accounting standard update impacts disclosures only. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures and the timing of adoption.	January 1, 2020
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This accounting standard update impacts disclosures only. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures and the timing of adoption.	January 1, 2021

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Discontinued Operations

Sale of Air and Gas Handling Business

As discussed previously in Note 1, “General,” the Company entered into the Purchase Agreement to sell its Air and Gas Handling business to the Purchaser, and the sale subsequently closed in the Company’s fiscal fourth quarter on September 30, 2019.

The accounting requirements for reporting a business to be divested as a discontinued operation were met as of the end of the second quarter of 2019. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as a discontinued operation. The Air and Gas Handling business had revenues of $998.8 million for the nine months ended September 27, 2019 and $1,473.7 million for the year ended December 31, 2018.

The total consideration for the sale was $1.8 billion, including $1.67 billion in cash paid at closing, subject to certain adjustments pursuant to the purchase agreement, and the assumption of certain liabilities and minority interests.

Based on the purchase price and the carrying value of the net assets being sold, the Company recorded an impairment loss of $481 million in the second quarter of 2019, which is included in Loss from discontinued operations, net of taxes in the Condensed Consolidated Statement of Operations. The impairment loss included a $449 million goodwill impairment charge and a $32 million valuation allowance charge on assets held for sale relating to the initial estimated cost to sell the business. An accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar.

The Company reduced the valuation allowance by $8.5 million for amounts paid during the third quarter of 2019. As of September 27, 2019, the remaining valuation allowance for the estimated cost to sell the disposal group was $23.5 million. The Company also performed an impairment assessment of the assets held for sale as of September 27, 2019 and concluded there was no further impairment.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The key components of Income (loss) from discontinued operations, net of taxes related to the Air and Gas Handling business for the three and nine months ended September 27, 2019 and September 28, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Net sales	$338,885	$351,351	$998,793	$1,063,434
Cost of sales	230,692	251,695	689,004	782,232
Selling, general and administrative expense	65,117	65,275	194,562	196,766
Restructuring and other related charges	4,987	9,257	13,354	21,148
Held for sale impairment loss	—	—	481,000	—
Divestiture-related expense(1)	4,481	—	11,692	—
Operating income (loss)	33,608	25,124	(390,819)	63,288
Interest expense (income)(2)	12,779	(1,726)	38,899	(4,302)
Pension settlement loss	—	—	43,774	—
Income (loss) from discontinued operations before income taxes	20,829	26,850	(473,492)	67,590
Income tax expense	9,809	5,610	5,387	15,566
Income (loss) from discontinued operations, net of taxes	$11,020	$21,240	$(478,879)	$52,024
(1) Primarily related to professional and consulting fees associated with the divestiture including seller due diligence and preparation of regulatory filings, as well as other disposition-related activities.
(2) The Company reclassified the portion of its interest expense associated with its Term Loan Facilities that is associated with the mandatory repayment using net proceeds from the sale of the business.

Total income attributable to noncontrolling interest related to the Air and Gas Handling business, net of taxes was $1.5 million, $3.5 million, $5.9 million, and $10.0 million for the three months ended September 27, 2019 and September 28, 2018 and the nine months ended September 27, 2019 and September 28, 2018, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the major classes of assets and liabilities held for sale that were included in the Company’s consolidated balance sheets as of September 27, 2019 and December 31, 2018:

	September 27, 2019	December 31, 2018
	(In thousands)
ASSETS HELD FOR SALE
Cash and cash equivalents	$39,695	$167,866
Trade receivables, less allowance for doubtful accounts of $8,783 and $8,308	520,379	602,830
Inventories, net	155,877	136,880
Other current assets	61,079	89,668
Property, plant, and equipment, net	184,035	176,189
Goodwill	599,544	1,078,785
Intangible assets, net	365,728	384,613
Other assets	110,508	101,118
Valuation allowance on assets held for sale	(23,500)	—
Total assets held for sale	2,013,345	2,737,949
Less: current portion	2,013,345	997,244
Total assets held for sale, less current portion	$—	$1,740,705

LIABILITIES HELD FOR SALE
Current portion of long-term debt	$1,137	$1,314
Accounts payable	256,955	349,434
Customer advances and billings in excess of costs incurred	158,324	130,480
Accrued liabilities	140,354	131,020
Other liabilities	94,948	95,395
Total liabilities held for sale	651,718	707,643
Less: current portion	651,718	612,248
Total liabilities held for sale, less current portion	$—	$95,395

Cash provided by operating activities of discontinued operations related to the sale of the Air and Gas Handling business for the nine months ended September 27, 2019 and September 28, 2018 was $18.0 million and $71.7 million, respectively. Cash used in investing activities of discontinued operations related to the sale of the Air and Gas Handling business was $27.5 million and $35.3 million for the nine months ended September 27, 2019 and September 28, 2018, respectively.

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

During the second quarter of 2018, the Company sold its CIRCOR Shares for $139.5 million, net of $5.8 million of underwriters' fees. The related loss of $10.1 million on the disposition of the shares was recorded in Loss on short-term investments in the Consolidated Statements of Operations for the nine months ended September 28, 2018 and was reflected in the Company’s continuing operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The key components of Loss from discontinued operations related to the Fluid Handling business for the three and nine months ended September 27, 2019 and September 28, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Selling, general and administrative expense(1)	$2,637	$2,668	$7,645	$7,262
Divestiture-related expense, net(2)	—	1,013	—	3,371
Operating loss	(2,637)	(3,681)	(7,645)	(10,633)
Loss on disposal	—	—	—	(4,337)
Loss from discontinued operations before income taxes	(2,637)	(3,681)	(7,645)	(14,970)
Income tax (benefit) expense(3)	(641)	(985)	(259)	16,292
Loss from discontinued operations, net of taxes	$(1,996)	$(2,696)	$(7,386)	$(31,262)

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
(3) Income tax expense for the nine months ended September 28, 2018 includes incremental tax expense due to changes in the estimated gain allocation by jurisdiction which was recognized during the three months ended June 29, 2018.

The Company did not have material cash flows for discontinued operations related to the sale of the Fluid Handling business during the nine months ended September 27, 2019 and September 28, 2018.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Acquisition

On February 22, 2019, Colfax completed the purchase of DJO Global, Inc. (“DJO”) pursuant to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated November 19, 2018. Colfax paid an aggregate net purchase price of $3.15 billion, subject to certain adjustments set forth in the Merger Agreement (the “Purchase Price”). See Note 8, “Equity” and Note 11, “Debt” for a discussion of the respective financing components of the DJO acquisition.

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

During the three and nine months ended September 27, 2019, the Company incurred $0.7 million and $56.7 million, respectively, of advisory, legal, audit, valuation and other professional service fees in connection with the DJO acquisition, which are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. As of September 27, 2019, there was $0.8 million related to these expenses included in Accrued liabilities in the Condensed Consolidated Balance Sheet.

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

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(Unaudited, in thousands)
Net sales	$846,519	$818,073	$2,608,251	$2,509,669
Net income (loss) from continuing operations attributable to Colfax Corporation	7,676	(3,025)	72,857	39,582

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the Company’s current estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition. These amounts, including inventories, deferred taxes, intangible assets, useful lives of the intangible assets, and property, plant and equipment, are determined based upon certain valuations and studies that have yet to be finalized. Accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed, which could be material. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

February 22, 2019
(In thousands)
Trade receivables	$160,234
Inventories	208,619
Property, plant and equipment	170,601
Goodwill	1,301,451
Intangible assets	1,737,000
Accounts payable	(108,540)
Other assets and liabilities, net	(337,402)
Total	3,131,963
Less: net assets attributable to noncontrolling interest	(1,861)
Consideration, net of cash acquired	$3,130,102

The following table summarizes preliminary Intangible assets acquired, excluding Goodwill, as of February 22, 2019:

	Intangible Asset	Weighted-Average Amortization Period
	(In thousands)	(Years)
Trademarks	$479,000	16
Customer relationships	954,000	14
Acquired technology	304,000	12
Intangible assets	$1,737,000

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company disaggregates its Fabrication Technology revenue into the following product groups:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Equipment	$162,531	$143,130	$525,148	$441,994
Consumables	376,697	380,892	1,167,199	1,176,158
Total	$539,228	$524,022	$1,692,347	$1,618,152

Contracts with customers in the consumables product grouping generally have a shorter fulfillment period than equipment contracts.

The Company’s Medical Technology segment provides products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. The Company’s Medical Technology sales are primarily derived from three sales channels including dealers and distributors, insurance, and direct to consumers and hospitals. Substantially all its revenue from the Medical Technology business is recognized at a point in time. The Company disaggregates its Medical Technology revenue into the following product groups:

	Three Months Ended September 27, 2019	Nine Months Ended September 27, 2019
	(In thousands)
Prevention & Rehabilitation	$221,314	$533,986
Reconstructive	85,977	212,752
Total	$307,291	$746,738

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of September 27, 2019 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances for both over-time and point-in-time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2018 and 2017, total contract liabilities were $13.0 million and $17.3 million, respectively. During the three and nine months ended September 27, 2019, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.8 million and $13.0 million, respectively. During the three and nine months ended September 28, 2018, revenue recognized that was included in the contract liability balance at the beginning of the year was $0.9 million and $17.3 million, respectively. As of September 27, 2019 and September 28, 2018, total contract liabilities were $15.6 million and $19.5 million, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands, except share data)
Computation of Net income (loss) per share from continuing operations:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$2,901	$16,231	$(18,636)	$83,520
Weighted-average shares of Common stock outstanding - basic	136,121,017	117,709,725	135,440,566	121,283,339
Net income (loss) per share from continuing operations - basic	$0.02	$0.14	$(0.14)	$0.69
Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$2,901	$16,231	$(18,636)	$83,520
Weighted-average shares of Common stock outstanding - basic	136,121,017	117,709,725	135,440,566	121,283,339
Net effect of potentially dilutive securities - stock options and restricted stock units	929,143	747,211	—	518,179
Weighted-average shares of Common stock outstanding - diluted	137,050,160	118,456,936	135,440,566	121,801,518
Net income (loss) per share from continuing operations - diluted	$0.02	$0.14	$(0.14)	$0.69

(1) Net income (loss) from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes of $0.9 million and $3.1 million for the three and nine months ended September 27, 2019 and $0.4 million and $1.7 million for the three and nine months ended September 28, 2018, respectively.

For the three and nine months ended September 27, 2019, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended September 27, 2019 excludes 4.4 million and 4.6 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended September 28, 2018 excludes 3.5 million of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three and nine months ended September 27, 2019, Income (loss) from continuing operations before income taxes was $2.4 million and $(8.7) million, respectively, while the income tax (benefit) provision was $(1.4) million and $6.8 million, respectively. The effective tax rates were (56.0)% and (78.5)% for the three and nine months ended September 27, 2019, respectively. The effective tax rate for the three months ended September 27, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to a discrete tax benefit associated with the enactment of tax law changes in a European jurisdiction offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019, and non-deductible deal costs. The effective tax rate for the nine months ended September 27, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019, $16.7 million of non-deductible deal costs, and an aggregate $9.2 million unfavorable discrete U.S. income tax expense due to a change in valuation allowance and state tax expense as a result of the DJO acquisition, offset in part by a discrete tax benefit associated with the enactment of tax law changes in a European jurisdiction.

During the three and nine months ended September 28, 2018, Income from continuing operations before income taxes was $23.4 million and $81.2 million, respectively, while the income tax provision (benefit) was $6.8 million and $(4.1) million, respectively. The effective tax rates were 28.9% and (5.0)% for the three and nine months ended September 28, 2018, respectively. The effective tax rate for the three months ended September 28, 2018 differs from the 2018 U.S. federal statutory rate of 21% mainly due to losses in certain tax jurisdictions where a tax benefit is not expected to be realized in 2018, the net impact of foreign earnings taxed at a higher rate offset in part by the expected realization of U.S. tax credits. The effective tax rate for the nine months ended September 28, 2018 differs from the 2018 U.S. statutory rate of 21% mainly due to the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals and the expected realization of certain U.S. tax credits, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018. The Provision for income taxes for the three and nine months ended September 28, 2018 includes $4.4 million and $29.8 million of net discrete tax benefits, respectively.

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

There were no repurchases made during the nine months ended September 27, 2019. As of September 27, 2019, the remaining stock repurchase authorization provided by the Company’s Board of Directors was $100.0 million.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 27, 2019 and September 28, 2018. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2019	$(80,794)	$(752,989)	$38,238	$(795,545)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	859	(120,722)	(304)	(120,167)
Loss on long-term intra-entity foreign currency transactions	—	(4,197)	—	(4,197)
Gain on net investment hedges	—	—	14,258	14,258
Unrealized gain on cash flow hedges	—	—	167	167
Other comprehensive income (loss) before reclassifications	859	(124,919)	14,121	(109,939)
Amounts reclassified from Accumulated other comprehensive loss (1)	(22,704)	—	—	(22,704)
Noncontrolling interest share repurchase	—	(20,962)	—	(20,962)
Net Other comprehensive (loss) income	(21,845)	(145,881)	14,121	(153,605)
Balance at September 27, 2019	$(102,639)	$(898,870)	$52,359	$(949,150)

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
The proceeds from the issuance of the TEUs were allocated initially to equity and debt based on the relative fair value of the respective components of each TEU as follows:

	TEU prepaid stock purchase contracts	TEU amortizing notes	Total
	(In millions, except per unit amounts)
Fair value per unit	$84.39	$15.61	$100.00

Gross proceeds	$388.2	$71.8	$460.0
Less: Issuance costs	10.4	1.9	12.3
Net proceeds	$377.8	$69.9	$447.7

The $377.8 million fair value of the prepaid stock purchase contracts was recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheets. The fair value of the $69.9 million of TEU amortizing notes due January 2022 has both a short-term and a long-term component. Upon the issuance of the TEUs, $47.3 million was initially recorded in Long-term debt, less current portion, and $22.6 million was initially recorded in Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The Company deferred certain debt issuance costs associated with the debt component of the TEUs. These amounts offset the debt liability balance in the Condensed Consolidated Balance Sheets and are being amortized over its term.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

TEU amortizing notes
Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum and has a final installment payment date of January 15, 2022. On each January 15, April 15, July 15 and October 15, commencing on April 15, 2019, the Company pays equal quarterly cash installments of $1.4375 per TEU amortizing note (except for the April 15, 2019 installment payment, which was $1.5014 per TEU amortizing note), which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 5.75% per year with respect to the $100 stated amount per unit. The Company has paid $13.5 million representing a partial payment of principal and interest on the TEU amortizing notes in 2019. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company.
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
Repurchase of noncontrolling interest shares
During the first quarter of 2019, a South Africa consolidated subsidiary of the Company repurchased substantially all of the noncontrolling interest shares from existing shareholders under a general offer. During the second quarter of 2019, the Company completed the repurchase of the remaining noncontrolling interest shares. As a part of the Air and Gas Handling business, this subsidiary is reported within held for sale and its results of operations are included in discontinued operations for all periods presented.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Inventories, Net

Inventories, net consisted of the following:

	September 27, 2019	December 31, 2018
	(In thousands)
Raw materials	$121,930	$120,383
Work in process	41,777	27,834
Finished goods	482,631	245,571
	646,338	393,788
Less: allowance for excess, slow-moving and obsolete inventory	(61,987)	(34,133)
Inventories, net	$584,351	$359,655

10. Leases

The Company leases certain office spaces, warehouses, facilities, vehicles, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on the Condensed Consolidated Balance Sheet, with the current lease liability being included in Accrued liabilities. Operating lease expense approximated cash paid for leases during the nine months ended September 27, 2019.

Quantitative information regarding the Company’s leases is as follows:

Nine Months Ended September 27, 2019
(In thousands)
Operating lease expense	$28,340

As of September 27, 2019
Future lease payments by year:	(In thousands)
2019	$10,468
2020	38,244
2021	30,100
2022	22,416
2023	18,584
Thereafter	65,238
Total	185,050
Less: present value discount	(25,051)
Present value of lease liabilities	$159,999

Weighted-average remaining lease term (in years):
Operating leases	8.1
Weighted-average discount rate:
Operating leases	3.5%

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Debt

Long-term debt consisted of the following:

	September 27, 2019	December 31, 2018
	(In thousands)
Term loans	$1,675,826	$485,959
Euro senior notes	379,030	395,420
TEU amortizing notes	59,452	—
2024 and 2026 notes	988,715	—
Revolving credit facilities and other	928,996	316,049
Total debt	4,032,019	1,197,428
Less: current portion	(29,654)	(5,020)
Long-term debt	$4,002,365	$1,192,408

Term Loan Facilities and Revolving Credit Facility

On December 17, 2018, the Company entered into a credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein. The Credit Facility consists of a revolving credit facility which totals $1.3 billion in commitments (the “Revolver”) and a Term A-1 loan in an aggregate amount of $1.2 billion (the “Five Year Term Loan”), each of which matures in five years, and a Term A-2 loan in an aggregate amount of $500 million, which matures in two years (the “Two Year Term Loan” and, together with the Five Year Term Loan, the “Term Loan Facilities”). The Revolver contains a $50 million swing line loan sub-facility.

The initial credit extensions under the Credit Facility were only made available to the Company on the date of consummation of the DJO acquisition, which occurred on February 22, 2019. See Note 4, “Acquisition” for details.

The Term Loan Facilities and the Revolver bear interest, at the Company’s election, at either the base rate (as defined in the Credit Facility) or the Eurocurrency rate (as defined in the Credit Facility), in each case, plus the applicable interest rate margin. The Term Loan Facilities and the Revolver initially bear interest either at the Eurocurrency rate plus 1.75% or at the base rate plus 0.75%, and in future quarters will bear interest either at the Eurocurrency rate or the base rate plus the applicable interest rate margin based upon either, whichever results in the lower applicable interest rate margin (subject to certain exceptions), the Company’s total leverage ratio and the Company’s corporate family credit rating as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Each swing line loan denominated in dollars bears interest at the base rate plus the applicable interest rate margin and each swing line loan denominated in any other currency available under the Credit Facility bears interest at the Eurocurrency rate plus the applicable interest rate margin.

Certain of the Company’s U.S. subsidiaries agreed to guarantee the Company’s obligations under the Credit Facility.

The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as Consolidated Total Debt (as defined in the Credit Facility) divided by EBITDA (as defined in the Credit Facility) of, initially, 6.00:1.00, with a step-down to 5.50:1.00 at the end of the second and third fiscal quarters following the consummation of the DJO acquisition, 4.75:1.00 at the end of the fourth and fifth fiscal quarters, 4.25:1.00 at the end of the sixth fiscal quarter, 4.00:1.00 at the end of the seventh fiscal quarter, and 3.50:1.00 at the end of the eighth fiscal quarter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Credit Facility also contains a “springing” collateral provision, which will require the obligations under the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries, subject to customary exceptions, within an agreed period of time if Colfax’s total leverage ratio under the Credit Facility is greater than or equal to 3.75:1.00 for two consecutive fiscal quarters following the fourth fiscal quarter ending after consummation of the DJO acquisition. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan Facilities and the Revolver. As of September 27, 2019, the Company is in compliance with the covenants under the Credit Facility.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The proceeds of the loans under the Credit Facility were used by the Company to repay in full its preexisting credit agreement (the “DB Credit Agreement”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator, as well as to pay a portion of the consideration paid by the Company in connection with the DJO acquisition and other related fees.

In conjunction with the Credit Facility, the Company recorded a charge to Interest expense, net in the Condensed Consolidated Statement of Operations for the nine months ended September 27, 2019 of $0.8 million to write-off certain original issue discount and deferred financing fees associated with the DB Credit Agreement. In association with the Credit Facility, the Company recorded an aggregate $12.8 million in deferred financing fees, which is being accreted to Interest expense, net primarily using the effective interest method, over the life of the Credit Facility.

As of September 27, 2019, the weighted-average interest rate of borrowings under the Credit Facility was 4.22%, excluding accretion of original issue discount and deferred financing fees, and there was $415.0 million available on the Revolver.

The Credit Facility also requires, under certain circumstances, any funds received as net proceeds from the sale of certain of the Company’s assets or subsidiaries be used to repay outstanding balances on the Term Loan Facilities, as well as outstanding balances under the Revolver. Accordingly, a corresponding amount of interest associated with the Term Loan Facilities and and Revolver has been included in Loss from discontinued operations, net of taxes on the Condensed Consolidated Statement of Operations. On September 25, 2019, the Company entered into Amendment No. 1 to the Credit Facility, which clarified the pre-payment steps required to be taken with the use of any such net proceeds. Subsequent to the end of the quarter on September 30, 2019, upon the completion of the sale of its Air and Gas Handling business, the Company used $1.65 billion of the proceeds to repay a portion of the Term Loan Facilities and the Revolver.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $267.4 million. As of September 27, 2019, outstanding borrowings under these facilities were $35.0 million, and had a weighted average borrowing rate of 3.75%.

Additionally, as discussed in Note 8, “Equity”, the Company repurchased repurchased substantially all of the noncontrolling interest shares of its South Africa consolidated subsidiary during the first quarter of 2019. During the second quarter of 2019, the Company completed the repurchase of the remaining noncontrolling interest shares. Based on local requirements, the Company was required to enter into a debt arrangement to enact the repurchases. The outstanding loan balance associated with this transaction was repaid in the the second quarter of 2019. As of September 27, 2019, there is no outstanding balance on the Company’s Condensed Consolidated Balance Sheets related to this debt arrangement.

The continuing operations of the Company is also party to letter of credit facilities with total capacity of $498.2 million. Total letters of credit of $57.8 million were outstanding as of September 27, 2019.

In total, the Company had deferred financing fees of $26.7 million included in its Condensed Consolidated Balance Sheet as of September 27, 2019, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

12. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 27, 2019	December 31, 2018
	(In thousands)
Accrued compensation and related benefits	$98,623	$72,216
Accrued taxes	49,325	55,554
Accrued asbestos-related liability	63,339	56,045
Warranty liability - current portion	15,899	12,312
Accrued restructuring liability - current portion	7,857	5,475
Accrued third-party commissions	27,607	15,765
Lease liability - current portion	36,761	—
Accrued interest	14,551	2,956
Other	117,371	53,694
Accrued liabilities	$431,333	$274,017

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Nine Months Ended
	September 27, 2019	September 28, 2018
	(In thousands)
Warranty liability, beginning of period	$12,312	$10,949
Accrued warranty expense	5,456	5,456
Changes in estimates related to pre-existing warranties	1,256	1,171
Cost of warranty service work performed	(7,783)	(5,900)
Acquisition-related liability	5,356	—
Foreign exchange translation effect	(427)	(478)
Warranty liability, end of period	$16,170	$11,198

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 27, 2019
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$5,494	$—	$6,414	$(8,051)	$(454)	$3,403
Facility closure costs(2)	662	—	5,849	(6,475)	27	63
Fabrication Technology subtotal	6,156	—	12,263	(14,526)	(427)	3,466
Non-cash charges(2)			702
			12,965
Medical Technology:
Termination benefits(1)	—	6,096	4,734	(5,723)	—	5,107
Facility closure costs(2)	—	—	33,026	(21,640)	—	11,386
Medical Technology subtotal	—	6,096	37,760	(27,363)	—	16,493

Total	$6,156	$6,096	$50,023	$(41,889)	$(427)	$19,959
Non-cash charges(2)			702
			$50,725

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the nine months ended September 27, 2019, the Company recorded an $0.7 million non-cash impairment charge for facilities in the Fabrication Technology segment as part of Corporate approved restructuring activities. Restructuring charges in the Medical Technology segment during the nine months ended September 27, 2019 includes costs related to product and distribution channel transformations, facilities optimization, and integration charges. Restructuring charges in the Medical Technology segment also includes $3.5 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 27, 2019.
(3) As of September 27, 2019, $7.9 million and $0.7 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively, and $11.4 million was included in Accounts payable.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Net Periodic Benefit Cost - Defined Benefit Plans

The following table sets forth the components of total net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Pension Benefits - U.S. Plans:
Service cost	$33	$20	$101	101
Interest cost	1,798	1,155	5,393	4,776
Expected return on plan assets	(2,660)	(2,969)	(7,980)	(8,247)
Amortization	776	606	2,327	2,434
Net periodic benefit income	$(53)	$(1,188)	$(159)	$(936)

Pension Benefits - Non-U.S. Plans:
Service cost	$427	$407	$1,105	$1,154
Interest cost	2,176	2,928	6,705	9,088
Expected return on plan assets	(2,181)	(3,263)	(6,739)	(10,139)
Settlement loss	33,616	—	33,616	—
Amortization	102	259	287	801
Net periodic benefit cost	$34,140	$331	$34,974	$904

Other Post-Retirement Benefits:
Service cost	$1	$6	$4	$19
Interest cost	122	124	366	370
Amortization	(37)	(22)	(112)	(66)
Net periodic benefit cost	$86	$108	$258	$323

During the three months ended September 27, 2019, the Company settled a non-U.S. pension plan in its Fabrication Technology segment through a third-party buyout arrangement. As a result of the settlement, the Company is no longer responsible for any liabilities under the plan and recognized a loss of $33.6 million, which is reflected in Pension settlement loss in the Consolidated Statements of Operations.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $4.0 billion and $1.2 billion estimated fair value of the Company’s debt as of September 27, 2019 and December 31, 2018, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	September 27, 2019
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$17,740	$—	$—	$17,740
Foreign currency contracts related to sales - not designated as hedges	—	378	—	378
Foreign currency contracts related to purchases - not designated as hedges	—	527	—	527
Deferred compensation plans	—	8,297	—	8,297
	$17,740	$9,202	$—	$26,942

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$23	$—	$23
Foreign currency contracts related to purchases - not designated as hedges	—	809	—	809
Deferred compensation plans	—	8,297	—	8,297
	$—	$9,129	$—	$9,129

	December 31, 2018
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,388	$—	$—	$5,388
Foreign currency contracts related to sales - not designated as hedges	—	326	—	326
Foreign currency contracts related to purchases - not designated as hedges	—	325	—	325
Deferred compensation plans	—	7,154	—	7,154
	$5,388	$7,805	$—	$13,193

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$133	$—	$133
Foreign currency contracts related to purchases - not designated as hedges	—	557	—	557
Deferred compensation plans	—	7,154	—	7,154
	$—	$7,844	$—	$7,844

There were no transfers in or out of Level One, Two or Three during the nine months ended September 27, 2019.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of September 27, 2019 and December 31, 2018, the Company had foreign currency contracts with the following notional values:

	September 27, 2019	December 31, 2018
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$24,868	$43,510
Foreign currency contracts purchased - not designated as hedges	90,992	75,102
Total foreign currency derivatives	$115,860	$118,612

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain on net investment hedges(1)	$12,807	$671	$14,258	$9,210
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	423	(476)	215	1,173
Realized loss	(165)	(596)	(1,232)	(49)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized (loss) gain	(732)	174	(81)	(1,631)
Realized gain	1	397	455	73

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asbestos Contingencies

Claims activity since December 31 related to asbestos claims is as follows:

	Nine Months Ended
	September 27, 2019	September 28, 2018
	(Number of claims)
Claims unresolved, beginning of period	16,417	17,737
Claims filed(1)	3,360	2,982
Claims resolved(2)	(3,604)	(4,450)
Claims unresolved, end of period	16,173	16,269

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	September 27, 2019	December 31, 2018
	(In thousands)
Current asbestos insurance receivable(1)	$24,826	$—
Long-term asbestos insurance asset(2)	271,095	278,662
Long-term asbestos insurance receivable(2)	43,802	62,523
Accrued asbestos liability(3)	63,339	56,045
Long-term asbestos liability(4)	268,675	288,962

(1) Included in Other current assets in the Condensed Consolidated Balance Sheets.
(2) Included in Other assets in the Condensed Consolidated Balance Sheets.
(3) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay, and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
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

Over the next year, the Company expects to be reimbursed for certain asbestos-related costs that were mainly incurred prior to certain court rulings.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16. Segment Information

Prior to entering into the Purchase Agreement, the Company conducted its operations through three operating segments: Air and Gas Handling, Fabrication Technology, and Medical Technology. Subsequent to the Purchase Agreement date, the Company conducts its continuing operations through two operating segments: Fabrication Technology and Medical Technology, which also represent the Company’s reportable segments.

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

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Net sales:
Fabrication Technology	$539,228	$524,022	$1,692,347	$1,618,152
Medical Technology	307,291	—	746,738	—
	$846,519	$524,022	$2,439,085	$1,618,152
Segment operating income(1):
Fabrication Technology	$72,999	$55,634	$224,574	$190,864
Medical Technology	22,456	—	37,743	—
Corporate and other	(14,285)	(13,919)	(99,864)	(46,453)
	$81,170	$41,715	$162,453	$144,411

(1) Following is a reconciliation of Income (loss) from continuing operations before income taxes to segment operating income:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Income (loss) from continuing operations before income taxes	$2,417	$23,445	$(8,708)	$81,185
Loss on short-term investments	—	—	—	10,128
Pension settlement loss	33,616	—	33,616	—
Interest expense, net	31,828	11,611	86,820	33,455
Restructuring and other related charges(1)	13,309	6,659	50,725	19,643
Segment operating income	$81,170	$41,715	$162,453	$144,411

(1) Restructuring and other related charges includes $3.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17. Subsequent Events

On September 30, 2019, the Company completed the sale of its Air and Gas Handling business to the Purchaser for $1.8 billion, including $1.67 billion of cash paid at closing and the assumption of certain liabilities and minority interests. The purchase consideration is subject to certain adjustments pursuant to the Purchase Agreement which have not been finalized. The Company does not expect a material impact from adjustments associated with finalizing the purchase consideration. On September 30, 2019, the Company used $1.65 billion of the proceeds, as required by the Credit Facility, to repay a portion of the Term Loan Facilities and the Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2019 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other postretirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•	changes in our tax rates or exposure to additional income tax liabilities, including the effects of the U.S. Tax Cuts and Jobs Act;

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	difficulties and delays in integrating the DJO acquisition or fully realizing projected cost savings and benefits of the DJO acquisition; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2018 Form 10-K and in this Form 10-Q.

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

On May 15, 2019, the Company entered into a definitive equity and asset purchase agreement (the “Purchase Agreement”) with Granite Holdings US Acquisition Co., a Delaware corporation, and Brillant 3047, GmbH, a company organized under the laws of Germany (collectively, the “Purchaser”), which are affiliates of KPS Capital Partners, LP (“KPS”), pursuant to which the Purchaser agreed to purchase certain subsidiaries and assets comprising Colfax’s Air and Gas Handling business. On September 30, 2019, Colfax completed the sale of its Air and Gas Handling business to KPS for an aggregate purchase price of $1.8 billion, including $1.67 billion cash paid at closing, subject to certain adjustments pursuant to the Purchase Agreement, and the assumption of certain liabilities and minority interests.

The Purchase Agreement contains customary representations, warranties and covenants by each party. The covenants relate to, among other things, our ability to compete with the business for a limited period following the closing. We and the Purchaser have agreed to indemnify one another for losses arising from certain breaches of covenants of the parties under the Purchase Agreement and for certain other potential liabilities, subject to certain limitations.

The accounting requirements for reporting the sale of the Air and Gas Handling business as a discontinued operation were met in the second quarter of 2019. Accordingly, the results of operations for the Air and Gas Handling segment have been excluded from the discussion of our results of operations for all periods presented. Refer to Note 3, “Discontinued Operations” in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

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

We have sales, engineering, administrative and production facilities throughout the world. Through our reportable segments, we serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the medical and industrial end markets.

During the third quarter of 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations into Brazilian real, the functional currency of its direct parent. Gains and losses from the remeasurement are reflected in earnings. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates. As of and for the nine months ended September 27, 2019, the Argentina operation represented approximately 1% of our Total assets and Net sales. The devaluation of the Argentinian peso resulted in a loss of $2.3 million and $3.7 million recognized in the Fabrication Technology segment operating income during the three and nine months ended September 27, 2019, respectively.

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

Items Affecting Comparability of Reported Results

The comparability of our results from continuing operations for three and nine months ended September 27, 2019 to the comparable 2018 periods is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. During the first quarter of 2019, we completed the acquisition of DJO, creating a new growth platform in the high-margin orthopedic solutions market. This acquisition is the natural next step to make our company less cyclical and provide consistent, growing cash flows to execute our strategy for compounding value creation. During the last quarter of 2018, we completed one acquisition in our Fabrication Technology segment.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 57% and 60% for the three and nine months ended September 27, 2019, respectively, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. Applying the current year foreign exchange rates to the prior year period results reduced reported third quarter of 2018 Net sales and Income from continuing operations before income taxes by approximately 3% and 4%, respectively, and reduced reported nine months ended September 28, 2018 Net sales and Income from continuing operations before income taxes by approximately 5% and 12%, respectively. The changes in foreign exchange rates since December 31, 2018 also decreased net assets by approximately 4% as of September 27, 2019.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by management to assess our operating performance. Adjusted EBITA excludes from Net income (loss) from continuing operations the effect of restructuring and other related charges, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as provision (benefit) for income taxes, loss on short term investments, interest expense, net and pension settlement loss. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring, strategic transaction costs, and acquisition-related amortization and other non-cash charges from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans that are fundamentally different from the ongoing productivity improvements of the Company. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that the Company uses in evaluating its financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of Net income (loss) from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITA.

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP)	$3.8	$16.7	$(15.5)	$85.3
Provision (benefit) for income taxes	(1.4)	6.8	6.8	(4.1)
Loss on short-term investments(1)	—	—	—	10.1
Interest expense, net(2)	31.8	11.6	86.8	33.5
Pension settlement loss	33.6	—	33.6	—
Restructuring and other related charges(3)	13.3	6.7	50.7	19.6
Strategic transaction costs(4)	0.9	—	56.7	—
Acquisition-related amortization and other non-cash charges(5)	43.7	8.7	124.1	28.1
Adjusted EBITA (non-GAAP)	$125.8	$50.4	$343.2	$172.5
Net income (loss) margin from continuing operations (GAAP)	0.4%	3.2%	(0.6)%	5.3%
Adjusted EBITA margin (non-GAAP)	14.9%	9.6%	14.1%	10.7%

(1) Loss related to the sale of the Company's CIRCOR shares during the second quarter of 2018.
(2) The nine months ended September 27, 2019 includes $0.8 million of debt extinguishment charges in the first quarter of 2019.
(3) Restructuring and other related charges includes $3.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.
(4) Includes costs incurred for the acquisition of DJO.
(5) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three and nine months ended September 27, 2019 and three and nine months ended September 28, 2018.

	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$68.4	$13.7	$(14.3)	$67.9	$211.6	$—	$(99.9)	$111.7
Restructuring and other related charges(1)	4.6	8.7	—	13.3	13.0	37.8	—	50.7
Segment operating income (loss)	73.0	22.5	(14.3)	81.2	224.6	37.8	(99.9)	162.5
Strategic transaction costs	—	—	0.9	0.9	—	—	56.7	56.7
Acquisition-related amortization and other non-cash charges	9.2	34.5	—	43.7	26.9	97.2	—	124.1
Adjusted EBITA (non-GAAP)	$82.2	$56.9	$(13.4)	$125.8	$251.4	$135.0	$(43.2)	$343.2
Segment operating income (loss) margin (GAAP)	13.5%	7.3%	—%	9.6%	13.3%	5.1%	—%	6.7%
Adjusted EBITA margin (non-GAAP)	15.2%	18.5%	—%	14.9%	14.9%	18.1%	—%	14.1%

(1) Restructuring and other related charges in the Medical Technology segment includes $3.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.

	Three Months Ended September 28, 2018				Nine Months Ended September 28, 2018
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$49.0	$—	$(13.9)	$35.1	$171.2	$—	$(46.5)	$124.8
Restructuring and other related charges	6.7	—	—	6.7	19.6	—	—	19.6
Segment operating income (loss)	55.6	—	(13.9)	41.7	190.9	—	(46.5)	144.4
Acquisition-related amortization and other non-cash charges	8.7	—	—	8.7	28.1	—	—	28.1
Adjusted EBITA (non-GAAP)	$64.3	$—	$(13.9)	$50.4	$219.0	$—	$(46.4)	$172.5
Segment operating income (loss) margin (GAAP)	10.6%	—%	—%	8.0%	11.8%	—%	—%	8.9%
Adjusted EBITA margin (non-GAAP)	12.3%	—%	—%	9.6%	13.5%	—%	—%	10.7%

Total Company

Sales

Net sales for the three and nine months ended September 27, 2019 increased as compared with the three and nine months ended September 28, 2018. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Nine Months Ended
	Net Sales	%	Net Sales	%
	(Dollars in millions)
For the three and nine months ended September 28, 2018	$524.0		$1,618.2
Components of Change:
Existing Businesses(1)	(3.2)	(0.6)%	41.0	2.5%
Acquisitions(2)	340.4	65.0%	856.0	52.9%
Foreign Currency Translation(3)	(14.7)	(2.8)%	(76.1)	(4.7)%
	322.5	61.5%	820.9	50.7%
For the three and nine months ended September 27, 2019	$846.5		$2,439.1

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

The increase in Net sales during the third quarter of 2019 compared to the third quarter of 2018 is primarily attributed to Net sales from acquisitions. Net sales from our newly-acquired Medical Technology segment were $307.3 million during the third quarter of 2019. Net sales from acquisitions in our Fabrication Technology segment were $33.1 million. Net sales from existing businesses decreased $3.2 million in our Fabrication Technology segment. Fluctuation of foreign currency translation rates had a negative impact of $14.7 million during the quarter due largely to the strengthening of the U.S. dollar relative to other currencies.

The increase in Net sales during the nine months ended September 27, 2019 compared to nine months ended September 28, 2018 is mainly driven by acquisitions and foreign currency translation effects. Acquisitions contributed $746.7 million to the Medical Technology segment and $109.2 million of sales to our Fabrication Technology segment. Net sales from existing businesses increased $41.0 million in our Fabrication Technology segment. Fluctuation of foreign currency translation rates had a negative impact of $76.1 million during the nine months ended September 27, 2019 due largely to the strengthening of the U.S. dollar relative to other currencies.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(Dollars in millions)
Gross profit	$368.1	$171.3	$1,005.2	$547.8
Gross profit margin	43.5%	32.7%	41.2%	33.9%
Selling, general and administrative expense	$290.5	$129.6	$846.3	$403.4
Operating income	$67.9	$35.1	$111.7	$124.8
Operating income margin	8.0%	6.7%	4.6%	7.7%
Net income (loss) from continuing operations	$3.8	$16.7	$(15.5)	$85.3
Net income (loss) margin from continuing operations	0.4%	3.2%	(0.6)%	5.3%
Adjusted EBITA (non-GAAP)	$125.8	$50.4	$343.2	$172.5
Adjusted EBITA Margin (non-GAAP)	14.9%	9.6%	14.1%	10.7%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$13.3	$6.7	$50.7	$19.6
Strategic transaction costs	$0.9	$—	$56.7	$—
Acquisition-related amortization and other non-cash charges	$43.7	$8.7	$124.1	$28.1
Pension settlement loss	33.6	—	33.6	—
Loss on short-term investments	$—	$—	$—	$10.1
Interest expense, net	$31.8	$11.6	$86.8	$33.5
Provision (benefit) for income taxes	$(1.4)	$6.8	$6.8	$(4.1)

(1) Restructuring and other related charges includes $3.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.

Third Quarter of 2019 Compared to Third Quarter of 2018

The $196.8 million increase in Gross profit during the third quarter of 2019 in comparison to the third quarter of 2018 was primarily attributable to our newly-acquired Medical Technology segment, which contributed Gross profit of $174.0 million during the third quarter of 2019. Gross profit in our Fabrication Technology segment grew $22.8 million during the third quarter of 2019 in comparison to the third quarter of 2018 due to acquisition-related growth of $11.8 million as well as improved price and restructuring benefits offset slightly by softening of sales volume. Improved Gross profit margin in the third quarter of 2019 compared to third quarter of 2018 was primarily attributed to higher gross margin from our newly-acquired Medical Technology segment.

The $160.9 million increase in Selling, general and administrative expense in the third quarter of 2019 as compared to the third quarter of 2018 was mainly due to the inclusion of $155.1 million in our newly-acquired Medical Technology segment. The $35.0 million increase in acquisition-related amortization and other non-cash charges in the third quarter of 2019 as compared to the third quarter of 2018 was mainly related to the incremental amortization of intangibles and inventory step-up charges, based on preliminary estimates, in our new Medical Technology segment. Restructuring and other related charges increased during the third quarter of 2019 in comparison to the third quarter of 2018, mainly due to restructuring activities in our Medical Technologies segment.

Interest expense, net for the third quarter of 2019 increased by $20.2 million compared to the third quarter of 2018, primarily attributable to increases in debt related to our acquisition of DJO.

The effective tax rate for Income from continuing operations during the third quarter of 2019 was (56.0)%, which was lower than the 2019 U.S. federal statutory tax rate of 21% mainly due to a discrete tax benefit associated with the enactment of tax law changes in a European jurisdiction offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019 and non-deductible deal costs. The effective tax rate for the third quarter of 2018 was 28.9%, which was higher than the 2018 U.S. federal statutory tax rate of 21% mainly due to losses in certain tax jurisdictions where a tax benefit is not expected to be realized in 2018, the net impact of foreign earnings taxed at a higher rate offset in part by the expected realization of U.S. tax credits.

Net income from continuing operations decreased in the third quarter of 2019 as compared to the third quarter of 2018 for the reasons discussed above. Net income margin from continuing operations decreased by 280 basis points during the third quarter of 2019 in comparison to the third quarter of 2018.

The higher Adjusted EBITA in the third quarter of 2019 as compared to the third quarter of 2018 was primarily driven by the contribution from our newly-acquired Medical Technology segment. Adjusted EBITA margin increased by 530 basis points during the third quarter of 2019 in comparison to the third quarter of 2018, mainly attributable to the Adjusted EBITA margin of 18.5% in our Medical Technology segment and margin growth in our Fabrication Technology segment.

Nine Months Ended September 27, 2019 Compared to Nine Months Ended September 28, 2018

The $457.4 million increase in Gross profit during the nine months ended September 27, 2019 in comparison to the nine months ended September 28, 2018 was primarily attributable to our newly-acquired Medical Technology segment, which contributed Gross profit of $410.9 million during the nine months ended September 27, 2019. Gross profit in our Fabrication Technology segment grew $46.5 million during the nine months ended September 27, 2019 in comparison to the nine months ended September 28, 2018 mainly due to acquisition-related growth of $39.7 million. These improvements were partially offset by negative foreign currency exchange translation of $24.4 million. The U.S. dollar strengthened during the nine months ended September 27, 2019 against certain currencies including the United Kingdom Pound, the Euro, and the Brazil Real. Improved Gross profit margin in the nine months ended September 27, 2019 compared to nine months ended September 28, 2018 was primarily attributed to higher gross margin in our newly-acquired Medical Technology segment.

The $442.9 million increase in Selling, general and administrative expense in the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018 was mainly due to the inclusion of $376.7 million in our newly-acquired Medical Technology segment and $56.7 million of strategic transaction costs included in our Corporate costs in the nine months ended September 27, 2019. The strategic transaction costs mainly relate to our DJO acquisition. The $96.0 million increase in acquisition-related amortization and other non-cash charges in the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018 was mainly related to the incremental amortization of intangibles and inventory step-up charges, based on preliminary estimates, in our new Medical Technology segment. Restructuring and other related charges increased during the nine months ended September 27, 2019 in comparison to the nine months ended September 28, 2018, mainly due to restructuring activities in our Medical Technologies segment.

Interest expense, net for the nine months ended September 27, 2019 increased by $53.3 million compared to the nine months ended September 28, 2018, primarily attributable to increases in debt related to our acquisition of DJO.

The loss on short term investments during the nine months ended September 28, 2018 was due to the change in fair value and subsequent sale of the CIRCOR Shares received in connection with the Fluid Handling business sale.

The effective tax rate for Loss from continuing operations during the nine months ended September 27, 2019 was (78.5)%, which was lower than the 2019 U.S. federal statutory tax rate of 21% mainly due to losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2019, $16.7 million of non-deductible deal costs, and an aggregate $9.2 million unfavorable discrete U.S. income tax expense due to a change in valuation allowance and state tax expense as a result of the DJO acquisition offset in part by a discrete tax benefit associated with the enactment of tax law changes in a European jurisdiction. The effective tax rate for the nine months ended September 28, 2018 was (5.0)%, which was lower than the 2018 U.S. federal statutory tax rate of 21% mainly due to the effective settlement of uncertain tax positions, an enacted tax rate change in a foreign jurisdiction, valuation allowance reversals and the expected realization of certain U.S. tax credits, offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized in 2018.

Net (loss) income from continuing operations in the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018 decreased for the reasons discussed above. Net (loss) income margin from continuing operations decreased by 590 basis points for the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018.

The higher Adjusted EBITA in the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018 was primarily driven by the contribution from our newly-acquired Medical Technology segment. Adjusted EBITA margin increased by 340 basis points during the nine months ended September 27, 2019 in comparison to the nine months ended September 28, 2018, mainly attributable to the Adjusted EBITA margin of 18.1% in our Medical Technology segment and margin growth in our Fabrication Technology segment.
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

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(Dollars in millions)
Net sales	$539.2	$524.0	$1,692.3	$1,618.2
Gross profit	$194.1	$171.3	$594.3	$547.8
Gross profit margin	36.0%	32.7%	35.1%	33.9%
Selling, general and administrative expense	$121.1	$115.6	$369.7	$356.9
Segment operating income	$73.0	$55.6	$224.6	$190.9
Segment operating income margin	13.5%	10.6%	13.3%	11.8%
Adjusted EBITA (Non-GAAP)	$82.2	$64.3	$251.4	$219.0
Adjusted EBITA Margin (Non-GAAP)	15.2%	12.3%	14.9%	13.5%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$4.6	$6.7	$13.0	$19.6
Acquisition-related amortization and other non-cash charges	$9.2	$8.7	$26.9	$28.1
Pension settlement loss	$33.6	$—	$33.6	$—

Net sales increased $15.2 million in the third quarter of 2019 compared to the third quarter of 2018. This growth included $33.1 million of acquisition-related growth and a negative foreign currency translation impact of $14.7 million. The growth rate from existing businesses decreased slightly by 0.6% due to modest softening of sales volume offset by increased customer prices that addressed higher material and other inflation costs. Gross profit increased in the third quarter of 2019 as compared to the third quarter of 2018 mainly due to acquisition-related growth as well as improved price and restructuring benefits, offset slightly by lower sales volumes. Gross profit margin increased when compared to the same period in 2018, mainly due to the impact of favorable price increases and restructuring benefits offset partially by inflation and a less favorable product mix. Selling, general and administrative expense increased in the third quarter of 2019 compared to the third quarter of 2018, mainly attributable to $10.4 million of acquisition-related growth partially offset by foreign currency translation impact. The higher Segment operating income and Adjusted EBITA in the third quarter of 2019 compared to third quarter of 2018 were mainly the result of higher Gross profit partially offset by the increase in Selling, general and administrative expense. Segment operating income margin and Adjusted EBITA margin both increased due to favorable price increases and restructuring benefits. Restructuring and other related charges decreased during the third quarter of 2019 in comparison to the third quarter of 2018, as a result of a different pace of our cost reduction programs.

Net sales increased $74.1 million in the nine months ended September 27, 2019 compared to the nine months ended September 28, 2018. This growth included $41.0 million from existing businesses across all regions, $109.2 million of acquisition-related growth and a negative foreign currency translation impact of $76.1 million. The growth rate from existing businesses included 3.7% from increased customer prices to address higher material and other inflation costs slightly offset by modest softening of sales volume. Gross profit increased in the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018 mainly due to acquisition-related growth. Gross profit margin increased slightly when compared to the same period in 2018, mainly due to the impact of favorable price increases being partially offset by negative foreign currency translation impact, inflation, and a less favorable mix of products sold. Selling, general and administrative expense increased in the nine months ended September 27, 2019 compared to the nine months ended September 28, 2018, mainly attributable to $28.3 million of acquisition-related growth partially offset by foreign currency translation impact. The higher Segment operating income and Adjusted EBITA in the nine months ended September 27, 2019 compared to nine months ended September 28, 2018 were mainly the result of higher Gross profit partially offset by the increase in Selling, general and administrative expense. Segment operating income margin and Adjusted EBITA margin both increased due to favorable price increases and lower Selling, general and administrative expenses as a percentage of Net sales. Restructuring and other related charges decreased during the nine months ended September 27, 2019 in comparison to the nine months ended September 28, 2018, as a result of a different pace of our cost reduction programs.

During the third quarter of 2019, we settled a non-U.S. pension plan in the Fabrication Technology segment through a third-party buyout arrangement. As a result of the settlement, a loss of $33.6 million was recognized.

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

The following table summarizes the selected financial data for our Medical Technology segment:

	Three Months Ended September 27, 2019	From February 22, 2019 to September 27, 2019
	(Dollars in millions)
Net sales	$307.3	$746.7
Gross profit	174.0	410.9
Gross profit margin	56.6%	55.0%
Selling, general and administrative expense	$155.1	$376.7
Segment operating income	$22.5	$37.8
Segment operating income margin	7.3%	5.1%
Adjusted EBITA (Non-GAAP)	$56.9	$135.0
Adjusted EBITA Margin (Non-GAAP)	18.5%	18.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$8.7	$37.8
Acquisition-related amortization and other non-cash charges	$34.5	$97.2

(1) Restructuring and other related charges includes $3.5 million of expense classified as Cost of sales on the Company’s
Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.

Net sales for our Medical Technology segment in the third quarter of 2019 and on a year-to-date basis since the acquisition date compared to the same periods in 2018 increased primarily due to organic growth which we have estimated to approximate 4.5% for the three months ended September 27, 2019. Year over year comparison of the other selected financial data above is not practical. Profit margins in the third quarter of 2019 compared to second quarter of 2019 have improved as a result of cost reductions and productivity improvements beginning to take hold. Third quarter of 2019 and year-to-date acquisition-related amortization and other non-cash charges includes inventory fair value charges of $1.4 million and $20.1 million, respectively.

Liquidity and Capital Resources

Overview

We have financed our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring, and asbestos-related cash outflows. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. Subsequent to the end of the quarter on September 30, 2019, the sale of our Air and Gas Handling business was completed and we used $1.65 billion of the proceeds, as required by the Credit Facility, to repay a portion of the Term Loan Facilities and the Revolver.

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

There were no repurchases made during the nine months ended September 27, 2019. As of September 27, 2019, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million.

Term Loan Facilities and Revolving Credit Facility

On December 17, 2018, we entered into a credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein. The Credit Facility consists of a revolving credit facility which totals $1.3 billion in commitments (the “Revolver”) and a Term A-1 loan in an aggregate amount of $1.2 billion (the “Five Year Term Loan”), each of which matures in five years, and a Term A-2 loan in an aggregate amount of $500 million, which matures in two years (the “Two Year Term Loan” and, together with the Five Year Term Loan, the “Term Loan Facilities”). The Revolver contains a $50 million swing line loan sub-facility.

The initial credit extensions under the Credit Facility were only made available to us on the date of consummation of the DJO acquisition, which occurred on February 22, 2019. See Note 4, “Acquisition” in the accompanying Notes to Condensed Consolidated Financial Statements for details.

We used the proceeds of the loans under the Credit Facility to repay in full our preexisting credit agreement (the “DB Credit Agreement”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, swing line lender and global coordinator, as well as to pay a portion of the consideration paid by the Company in connection with the DJO acquisition and other related fees.

The Credit Facility also requires that any funds received as net proceeds from the sale of any of the Company’s subsidiaries be used to repay outstanding balances on the Term Loan Facilities and Revolver. Accordingly, a corresponding amount of interest associated with the Term Loan Facilities and Revolver has been included in Loss from discontinued operations, net of taxes on the Condensed Consolidated Statement of Operations. On September 25, 2019, the Company entered into Amendment No. 1 to the Credit Facility, which outlined pre-payment steps that are required to be taken with the use of any proceeds. Subsequent to the end of the quarter on September 30, 2019, upon the completion of the sale of its Air and Gas Handling business, the Company used $1.65 billion of the proceeds to repay a portion of the Term Loan Facilities and Revolver.

As of September 27, 2019, we are in compliance with the covenants under the Credit Facility.

As of September 27, 2019, the weighted-average interest rate of borrowings under the Credit Facility was 4.22%, excluding accretion of original issue discount and deferred financing fees, and there was $415.0 million of available capacity on the Revolver.

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

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $267.4 million. As of September 27, 2019, outstanding borrowings under these facilities total $35.0 million, with a weighted average borrowing rate of 3.75%.

The continuing operations of the Company are also party to letter of credit facilities with total capacity of $498.2 million. Total letters of credit of $57.8 million were outstanding as of September 27, 2019.

Repurchase of Noncontrolling Interest

During the first quarter of 2019, a South Africa consolidated subsidiary of the Company repurchased repurchased substantially all of the noncontrolling interest shares from existing shareholders under a general offer. During the second quarter of 2019, we completed the repurchase of the remaining noncontrolling interest shares. Based on local requirements, the entity was required to enter into a debt arrangement to enact the repurchases. During the second quarter of 2019, the outstanding loan balance associated with this transaction was repaid.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 27, 2019, we had $166.8 million of Cash and cash equivalents, a decrease of $78.2 million from $245.0 million as of December 31, 2018. The Cash and cash equivalents as of September 27, 2019 and December 31, 2018 include $39.7 million and $167.9 million, respectively, related to the Air and Gas Handling business, which are reported in Current portion of assets held for sale in the Condensed Consolidated Balance Sheets. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 27, 2019	September 28, 2018
	(In millions)
Net cash provided by operating activities	$65.7	$100.8
Purchases of property, plant and equipment, net	(100.4)	(40.2)
Proceeds from sale of property, plant and equipment	7.5	17.8
Acquisitions, net of cash received	(3,136.8)	(83.8)
Proceeds from sale of business, net	—	18.6
Sale of short term investment, net	—	139.5
Net cash (used in) provided by investing activities	(3,229.7)	51.8
Proceeds from borrowings, net	2,811.1	95.4
Payment for noncontrolling interest share repurchase	(93.1)	—
Proceeds from tangible equity units, net	377.8	—
Payments for common stock repurchases	—	(200.0)
Other	(4.9)	3.6
Net cash provided by (used in) financing activities	3,090.9	(100.9)
Effect of foreign exchange rates on Cash and cash equivalents	(5.2)	(27.8)
(Decrease) increase in Cash and cash equivalents	$(78.3)	$23.9

Cash provided by operating activities of discontinued operations related to the sale of the Air and Gas Handling business for the nine months ended September 27, 2019 and September 28, 2018 was $18.0 million and $71.7 million, respectively. Cash used in investing activities of discontinued operations related to the sale of the Air and Gas Handling business for the nine months ended September 27, 2019 and September 28, 2018 was $27.5 million and $35.3 million, respectively.

We did not have material cash flows for discontinued operations related to the sale of the Fluid Handling business during the nine months ended September 27, 2019 and September 28, 2018.

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items, inclusive of activities for our discontinued operations, are discussed below.

•
During the nine months ended September 27, 2019, $56.7 million of strategic transaction costs were paid, mainly related to the DJO acquisition, which negatively impacted our operating cash flow for the period.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the nine months ended September 27, 2019, we had net asbestos cash outflows of $18.5 million. During the nine months ended September 28, 2018, we had net asbestos cash outflows of $13.7 million.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period-to-period due to changes in the fair value of plan assets and actuarial assumptions. For the nine months ended September 27, 2019 and September 28, 2018, cash contributions for defined benefit plans were $6.4 million and $30.6 million, respectively.

•	During the nine months ended September 27, 2019 and September 28, 2018, net cash payments of $65.5 million and $34.6 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the nine months ended September 27, 2019, net working capital consumed cash of $90.1 million, before the impact of foreign exchange. This use of cash included an estimated $40 million one-time effort to bring DJO suppliers into payment terms consistent with our normal practices, as well as to eliminate a DJO accounts receivable factoring program. The remaining cash usage primarily related to an increase in inventory levels due to growth in certain product lines, as well as strategic purchases to address global tariffs and support DJO operational transformation projects. During the nine months ended September 28, 2018, net working capital consumed cash of $83.2 million, before the impact of foreign exchange, primarily due to an increase in inventory levels and receivables, partially offset by an increase in payables, all of which resulted from an organic increase in Net sales.

•	Working capital for the nine months ended September 27, 2019 and September 28, 2018 reflect normal seasonal changes.

Cash flows used in investing activities during the nine months ended September 27, 2019 include the DJO acquisition. During the nine months ended September 28, 2018, cash flows provided by investing activities reflect proceeds from the sale of CIRCOR common stock and proceeds from the divestiture of the Fluid Handling business.

Cash flows provided by financing activities for the nine months ended September 27, 2019 were impacted by proceeds from borrowings on newly-acquired debt and issuance of tangible equity units in conjunction with the DJO acquisition, partially offset by the repurchases of all noncontrolling interest shares of a subsidiary in South Africa. Cash flows used in financing activities for the nine months ended September 28, 2018 were impacted by the repurchase of approximately 6.4 million shares of our Common stock for $200.0 million.

Our Cash and cash equivalents as of September 27, 2019 include $119.5 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If, however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes, other local statutory restrictions and minority partner distributions.

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

We adopted ASU No. 2016-02, “Leases (Topic 842)”, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach without restating prior periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the standard, which among other things, allowed historical lease classification to be carried forward. Additionally, we elected the practical expedient to consolidate less significant non-lease components into the lease component for all asset classes. We made an accounting policy election, as permitted by Topic 842 to only record a right-of-use asset and related liability for leases with an initial term in excess of 12 months. We recognize those lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of September 27, 2019, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1.00% during the three and nine months ended September 27, 2019 would have increased Interest expense by approximately $9.6 million and $25.5 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and nine months ended September 27, 2019, approximately 57% and 60%, respectively, of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the Credit Facility and Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of September 27, 2019 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $332 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of September 27, 2019, our open commodity futures contracts were not material.

See Note 14, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 27, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Other than as a result of the sale of the Air and Gas Handling business, there have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.1	Amendment No. 1 to Credit Agreement dated as of September 25, 2019.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2019 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	October 31, 2019

/s/ Christopher M. Hix	Senior Vice President, Finance,
Christopher M. Hix	Chief Financial Officer	October 31, 2019
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	October 31, 2019
(Principal Accounting Officer)