Form 10-K
period 2019-12-31
Colfax CORP
filed 2020-02-24
CIK 1420800

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐    Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on June 28, 2019 was $2.650 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 14, 2020, the number of shares of the Registrant’s common stock outstanding was 118,146,242.
EXHIBIT INDEX APPEARS ON PAGE

113

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2020 Proxy Statement specifically incorporated herein by reference, the 2020 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	the impact and uncertainty of world health events;

•	a significant or sustained decline in commodity prices, including oil;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	impairment in the value of intangible assets;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•
noncompliance with various governmental laws and regulations affecting our U.S. and international operations, including laws and regulations relating to the safety, efficacy, testing, manufacturing, labeling and marketing of our medical device products, federal, state and international data privacy and security laws and regulations, anti-bribery laws, export control regulations and sanctions and embargoes;

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

PART I

Item 1. Business

General

Colfax Corporation (the “Company”, “Colfax”, “we” or “us”) is a leading diversified technology company that provides fabrication technology and medical technology products and services to customers around the world principally under the ESAB and DJO brands. The Company has been built through a series of acquisitions, as well as organic growth, since its founding in 1995. We seek to build an enduring premier global enterprise by applying the Colfax Business System (“CBS”) to continuously improve our Company and pursue growth in revenues and improvements in profit and cash flow.

On January 13, 2012, we completed the acquisition of Charter International plc (“Charter”), which transformed Colfax from its historical roots as a fluid handling business into a diversified industrial enterprise with a broad global footprint. This acquisition provided an additional growth platform in the fragmented fabrication technology sector, while broadening the scope of our fluid handling platform to include air and gas handling products.

Following the Charter acquisition, we completed fifteen acquisitions in the fluid handling and air and gas handling operations to grow and strengthen the businesses before divesting the platforms in December 2017 and September 2019, respectively, as discussed below.

On December 11, 2017, we completed the divestiture of our fluid handling business. This represented a strategic milestone in the development of our portfolio and strengthened our balance sheet, providing more flexibility to execute our strategic growth strategy. See Note 4, “Discontinued Operations”, for further information.

On February 22, 2019, we completed the acquisition of DJO Global, Inc. (“DJO”), a global developer, manufacturer and distributor of high-quality medical devices with a broad range of products used for orthopedic bracing, reconstructive implants, rehabilitation, pain management and physical therapy. DJO products address the continuum of patient care from injury prevention to rehabilitation from injury or degenerative disease, enabling people to regain or maintain their natural motion. The DJO acquisition is part of our strategic evolution creating a new growth platform in the high-margin orthopedic solutions market. See Note 5, “Acquisitions”, for further information.

On September 30, 2019, we completed the divestiture of our Air and Gas Handling business for an aggregate purchase price of $1.8 billion, including $1.67 billion of cash paid at closing, subject to certain adjustments pursuant to the purchase agreement, and the assumption of certain liabilities and minority interests. We used cash proceeds, net of transaction expenses and estimated taxes, of approximately $1.6 billion to pay down debt. See Note 4, “Discontinued Operations”, for further information.

We believe the completion of the DJO acquisition and Air & Gas Handling divestiture has created a much stronger portfolio - less cyclical, higher margin, and with more stable cash generation and an attractive long-term growth outlook. Our fabrication technology and medical technology platforms are expected to provide us a foundation on which to drive continuous improvement and compound our results by investing in innovation and attractive acquisitions. During the most recent three-year period, we have complemented our organic growth plans with five strategic acquisitions that have broadened our product offering and technology content in our Fabrication Technology segment.

Our business management system, CBS, is integral to our operations. CBS consists of a comprehensive set of tools that includes repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

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

Reportable Segments

We report our operations through the Fabrication Technology and Medical Technology segments.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys. For the year ended December 31, 2019, welding consumables represented approximately 69% of our total Net sales in our Fabrication Technology segment. Our fabrication technology products are marketed under several brand names, most notably ESAB, which we believe is well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables includes electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, pipelines, mobile/off-highway equipment, oil, gas, and mining. Our sales channels include both independent distributors and direct salespeople, depending on geography and end market.

Medical Technology

We develop, manufacture, and distribute high-quality medical devices with a broad range of products used for rehabilitation, pain management and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. We serve the following two markets where we maintain leading positions in most of their product categories: Prevention & Rehabilitation and Reconstructive. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee, shoulder and elbow. We reach a diverse customer base through multiple distribution channels, including both independent distributors and direct salespeople, and provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings and to the retail consumers.

The following discussions of Industry and Competition, International Operations, Research and Development, Intellectual Property, Raw Materials and Backlog, Seasonality, Working Capital, Associates and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

Industry and Competition

Our Fabrication Technology segment products and services are marketed worldwide and the markets we serve are fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors with greater specialization in particular markets, as well as larger competitors. The markets that our Fabrication Technology segment competes in are also served by Lincoln Electric and the welding business within Illinois Tool Works, Inc. Our customer base is broadly diversified across many sectors of the economy, and we believe customers place a premium on quality, reliability, availability, design and application engineering support. We believe the principal elements of competition in our served markets are the technical ability to meet customer specifications, product quality and reliability, brand names, price, application expertise and engineering capabilities, timely delivery and strong aftermarket support. Our management believes that we are a leading competitor in each of our markets.

Our Medical Technology segment generates approximately 75% of its revenues in the United States and the majority of the remaining balance in Europe. The markets in which our Medical Technology segment competes are highly competitive and fragmented. We believe the principal elements of competition are innovation, product quality, product reliability, brand names, and price. We compete with large, diversified corporations and companies that are part of corporate groups that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. The markets in which our Medical Technology segment competes in are also served by Stryker and DePuy Synthes, the medical device business within Johnson & Johnson. Given our history of product development and the experience of our management team, we believe we are capable of effectively competing in our markets in the future. The comprehensive range of products we offer enables us to reach a diverse customer base and to use multiple distribution channels in an attempt to increase our growth across our markets. Our management believes that we are a leading competitor in each of our markets.

International Operations

Our Fabrication Technology segment products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a global workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies, and offers an opportunity to access new markets for products. In addition, we believe that our exposure to developing economies will provide additional opportunities for growth in the future.

Our Medical Technology segment sells our products internationally through a network of wholly owned subsidiaries and independent distributors. In Europe, we use sales forces of direct and independent salespersons and a network of independent distributors who call on healthcare professionals, as well as consumer retail stores and pharmacies, to sell our products. We intend to continue to expand our direct and indirect distribution capabilities in attractive foreign markets.

Our principal markets as a whole outside the U.S. are Europe, Asia, South America, and the Middle East. For the year ended December 31, 2019, approximately 60% of our Net sales were shipped to locations outside of the U.S., with approximately 33% shipped to locations in emerging markets.

Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business—The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.”

Research and Development

Our research and development activities vary by operating segment, focusing on innovation; developing new products, software and services, as well as the enhancement of existing products with the latest technology and updated designs; creating new applications for existing products; lowering the cost of manufacturing our existing products; and, redesigning existing product lines to increase efficiency, improve durability, enhance performance and usability.

Additionally, in our Medical Technology segment, we receive new product and invention ideas from orthopedic surgeons and other healthcare professionals. We seek to obtain rights to ideas we consider promising from a clinical and commercial perspective through entering into either assignment or licensing agreements. We maintain contractual relationships with orthopedic surgeons who assist us in developing our products and may also provide consulting services in connection with our products.

Research and development expense was $61.8 million, $34.2 million and $32.8 million in 2019, 2018 and 2017, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects. We expect to continue making significant expenditures for research and development to maintain and improve our competitive positions.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property both in the U.S. and around the world for both our Fabrication Technology and Medical Technology segments. Although we highlight recent additions to our patent portfolio as part of our marketing efforts, we do not consider any one patent or trademark or any group thereof essential to our business as a whole or to any of our business operations. We also rely on proprietary product knowledge and manufacturing processes in our operations. We do not rely solely on our patents and other intellectual property rights to maintain our competitive position. We believe that the development and marketing of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than relying solely on existing products and intellectual property.

Raw Materials

We obtain raw materials, component parts and supplies from a variety of global sources, generally each from more than one supplier. Our principal raw materials and components for our Fabrication Technology segment are steel, iron, copper and aluminum. Our principal raw materials and components for our Medical Technologies segment are foam ethylene vinyl acetate, copolymer for our bracing and vascular products and cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene for our surgical implant products. We believe that our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons for our Fabrication Technology segment. Sales in our Medical Technology segment typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Associates

As of December 31, 2019, we employed approximately 15,000 persons, of whom approximately 2,800 were employed in the United States and approximately 12,200 were employed outside of the United States.

Approximately 1% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 39% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which subjects us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

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

Item 1A. Risk Factors
An investment in our Common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but may not be the only risks to which Colfax might be exposed. Additional risks and uncertainties, which are currently unknown to us or that we do not currently consider to be material, may materially affect the business of Colfax and could have material adverse effects on our business, financial condition and results of operations. If any of the following risks were to occur, our business, financial condition, results of operations and liquidity could be materially adversely affected, the value of our Common stock could decline and investors could lose all or part of the value of their investment in Colfax shares. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, natural disasters or other disruptions of expected economic or business conditions. We operate in a continually changing business environment, and new risk factors emerge from time to time which we cannot predict. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.
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
Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, controls, technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers, suppliers and distributors of the acquired company, the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring business’ operations during this period. We may not accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems and our financial systems. The failure to successfully integrate acquired businesses in a timely manner, or at all, or the incurrence of significant unanticipated expenses associated with integration activities, including information technology integration fees, legal compliance costs, facility closure costs and other restructuring expenses, could have an adverse effect on our business, financial condition and results of operations.
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
Additionally, we may underestimate or fail to discover liabilities relating to acquisitions during our due diligence investigations, and we, as the successor owner of an acquired company, might be responsible for those liabilities. Such liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, tax liabilities, warranty or similar liabilities to customers, product liabilities and personal injury claims, claims related to infringement of third-party intellectual property rights, environmental liabilities and claims by or amounts owed to vendors or other third parties and could have a material adverse effect on our business, financial condition and results of operations.

In the first quarter of fiscal 2019 we acquired DJO. The success of this acquisition depends, in part, on our ability to realize the anticipated benefits from the acquisition on a timely basis. There are a number of challenges and risks involved in our ability to realize the anticipated benefits of this acquisition, including the risks identified in the paragraphs above. Furthermore, because we have not previously operated in the healthcare industry, the DJO acquisition may subject us to new types of risk to which we were not previously exposed.
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
Our indebtedness could have important adverse consequences and adversely affect our financial condition and our debt agreements contain restrictions that limit our flexibility in operating our business.
We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of December 31, 2019, we had $2.3 billion of outstanding indebtedness. We are also party to letter of credit facilities with total capacity of $416.2 million, of which $153.4 million were outstanding as of December 31, 2019.
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

•	reducing our flexibility in planning for or reacting to changes in our industry and market conditions;

•	making us more vulnerable in the event of a downturn in our business; and

•	exposing us to interest rate risk given that a portion of our debt obligations is at variable interest rates.
Additionally, the credit agreement governing our term loan and revolving credit facilities and the indentures governing our notes, contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	make certain investments;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all our assets; and

•	refinance our indebtedness.
In addition, under the credit agreement governing our term loan and revolving credit facilities we are required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Limitations imposed by the various covenants contained in the credit agreement or in the indentures governing our notes could have a materially adverse effect on our business, financial condition and results of operations.
Additionally, we may incur or assume more debt in the future, subject to the restrictions contained in our existing debt agreements, and if we do not retire existing debt, the risks described above could increase.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The credit agreement governing our term loan and revolving credit facilities restricts our ability to dispose of assets and our use of the proceeds of dispositions and the credit agreement and the indentures governing our notes restrict our ability to refinance our indebtedness.
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
A continued significant or sustained decline in the levels of new capital investment and maintenance expenditures by certain of our customers could reduce the demand for our fabrication technology products and services and harm our operations and financial performance.
Demand for our fabrication technology products and services depends significantly on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of new capital expenditures by our fabrication technology customers is dependent upon many factors, including general economic conditions, availability of credit, economic conditions and investment activities within their respective industries and expectations of future market behavior. In addition, volatility in commodity prices can negatively affect the level of these new activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. For example, conditions in the oil and gas industry are highly cyclical and subject to factors beyond our control. We believe demand for our fabrication technology products and services by many of our customers, particularly those within the oil, gas and petrochemical end market, to be primarily profit-driven, and historically these customers have tended to delay large capital projects, including expensive maintenance and upgrades, when the markets in which they participate experience volatility, reduced returns, or general levels of low activity. A reduction in demand for our fabrication technology products and services has resulted in the past, and in the future could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on our business, financial condition and results of operations.
Our restructuring activities may subject us to additional uncertainty in our operating results.
We have implemented, and plan to continue to implement, restructuring programs designed to facilitate key strategic initiatives and maintain long-term sustainable growth, such as the sale of the Fluid Handling business in 2017 and the Air and Gas Handling business in 2019. As such, we have incurred and expect to continue to incur expenses relating to restructuring activities.

Additionally, in March 2017, DJO announced that it had embarked on a series of business transformation projects focused on delivering productivity improvements and reducing costs. Some of these projects are ongoing and involve costs relating to hiring outside experts and implementing these projects, may result in restructuring and asset impairments charges, and could have other unanticipated costs and consequences. We may not achieve or sustain the anticipated benefits, including any anticipated savings, of these restructuring programs or initiatives. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact.
Any impairment in the value of our intangible assets, including Goodwill, would negatively affect our operating results and total capitalization.
Our Total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. As a result of our acquisition of DJO, the amount of Goodwill on our consolidated financial statements increased. We assess at least annually whether there has been impairment in the value of our indefinite-lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for an acquired business decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for Goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.
Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than we have estimated, which could materially and adversely affect our business, financial condition and results of operations.
Certain subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant to a definitive purchase agreement (the Purchase Agreement) related to the sale of our Fluid Handling business, we have retained the asbestos-related contingencies and insurance coverage related to the business, even though we do not retain an interest in the ongoing operations of the Fluid Handling business. For the purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period.
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
If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster, power outage, fire, explosion, terrorism, cyber-based attack, health epidemics or pandemics or other contagious outbreaks, such as the recent coronavirus, adverse weather conditions, labor disputes or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.
Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation or rely on third-party manufacturers, which could negatively affect our profitability and financial condition. Any recovery under our property damage and business interruption insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.
In addition, a significant portion of our rehabilitation products are manufactured in a facility in Tijuana, Mexico and, because there are no readily accessible alternatives to this facility, any event that disrupts manufacturing at or distribution or transportation from this facility would materially adversely affect our operations.
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
Some of our products manufactured or assembled in the U.S. are subject to the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security, which require that an export license is obtained before such products can be exported to certain countries, and the U.S. Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) trade and economic sanctions programs. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of certain military or intelligence-related items, technologies and services to non-U.S. persons. Such regulations may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries or territories that are the subject of comprehensive embargoes, as well as with certain individuals or entities. Failure to comply with these laws could harm our business by subjecting us to sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges and debarment from U.S. government contracts. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.
The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.
In the year ended December 31, 2019, we derived approximately 56% of our sales from operations outside of the U.S. and we have principal manufacturing facilities in 17 non-U.S. countries. Sales from international operations, export sales and the use of manufacturing facilities outside of the U.S. by us are subject to risks inherent in doing business outside the U.S. These risks include:

•	economic or political instability;

•	partial or total expropriation of international assets;

•	limitations on ownership or participation in local enterprises;

•	trade protection measures by the U.S. or other nations including China, including tariffs or import-export restrictions or licensing requirements, and other changes in trade relations;

•	currency exchange rate fluctuations and restrictions on currency repatriation;

•	labor and employment laws that may be more restrictive than in the U.S.;

•	significant adverse changes in taxation policies or other laws or regulations;

•	changes in laws and regulations or in how such provisions are interpreted or administered;

•	difficulties in enforcing our rights outside the U.S., including intellectual property rights;

•	difficulties in hiring and maintaining qualified staff and managing geographically diverse operations;

•	the disruption of operations from natural disasters, world health events, labor or political disturbances, terrorist activities, insurrection or war;

•	the imposition of additional foreign governmental controls or regulations on the sale of our products;

•	increased costs of transportation or shipping;

•	the transition away from LIBOR to the Secured Overnight Financing Rate, SOFR, as a benchmark reference for short-term interests; and

•	uncertainties arising from local business practices and cultural considerations.
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
In June 2016, a referendum, commonly referred to as “Brexit,” was passed in the United Kingdom, approving the country’s withdrawal from the European Union. On January 31, 2020, the United Kingdom began the withdrawal process from the European Union. The impact of Brexit and its full effects are still uncertain and will depend on the post-Brexit relationships that the United Kingdom implements with the European Union and countries that are not a part of the European Union. This uncertainty regarding the economic outlook of the United Kingdom has caused, and may continue to cause, volatility in foreign exchange rates, which could have an adverse effect on our revenue growth in future periods. Any trade barriers resulting from the exit may disrupt distribution channels, increase our Cost of sales, and limit our ability to achieve future product margin growth. We may also face new regulatory costs, employee retention, and other challenges that could have an adverse effect on our business. As there remain numerous possible outcomes for Brexit, its impact on our Company remains uncertain.
In many foreign countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the U.K. Bribery Act. Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those of the companies to which we outsource certain of our business operations, may take actions in violation of our policies, which could result in civil or criminal enforcement actions and penalties, create a substantial liability for us and also cause a loss of reputation in the market.
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
As of December 31, 2019, approximately 41% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 12,200 associates, representing 81% of our worldwide associate base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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
Certain of our businesses, particularly our Medical Technology business, subject us to the possibility of product liability lawsuits, which could harm our business.
Our Medical Technology business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. Additionally, as the manufacturer of equipment for use in industrial markets, we may be subject to product liability claims. Component failures, manufacturing nonconformances, design defects, or inadequate disclosure of product-related risks or product-related information with respect to our products could result in unsafe conditions, injury or death. In addition, some of our products contain components manufactured by third parties, which may also have defects. From time to time, DJO has historically been, and is currently, subject to a number of product liability claims alleging that the use of its products resulted in adverse effects. Our product liability insurance policies have limits that may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.
With respect to certain of our medical device products, the Food and Drug Administration (the “FDA”) and certain foreign regulatory bodies have the authority to require the recall of commercialized products under certain circumstances. Accordingly, a government mandated recall or a voluntary recall initiated by us could occur as a result of actual or potential component failures, manufacturing errors, or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with customers and with the healthcare professionals that use, prescribe and recommend our products and result in significant costs. Correcting product deficiencies and defects may also require submission of additional marketing authorizations before we may continue marketing the corrected device.
We are subject to a variety of environmental and health and safety laws for which compliance, or liabilities that arise as a result of noncompliance, could be costly.
Our businesses are subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of regulated air pollutants; discharges of wastewater and storm water; storage and handling of raw materials; the use, manufacture, handling, storage and disposal of hazardous materials; generation, storage, transportation and disposal of regulated wastes; and laws and regulations governing worker safety. These requirements impose on our businesses certain responsibilities, including the obligation to obtain and maintain various environmental permits. If we were to fail to comply with these requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance. In addition, if our noncompliance with such regulations were to result in a release of hazardous materials into the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
The market for many of our products, including our medical device products, is, in part, dependent upon patent, trademark, copyright and trade secret laws, agreements with employees, customers and other third parties, including confidentiality agreements, invention assignment agreements and proprietary information agreements, to establish and maintain our intellectual property rights, and the Goodwill engendered by our trademarks and trade names. The protection and enforcement of these intellectual property rights is therefore material to a portion of our businesses. The failure to protect these rights may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. It may be particularly difficult to enforce our intellectual property rights in countries where such rights are not highly developed or protected. Any action we take to protect or enforce our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose any proprietary rights we have.
In addition, third parties may claim that we or our customers are infringing upon their intellectual property rights. Claims of intellectual property infringement and litigation regarding patent and other intellectual property rights are commonplace in the medical technology industry and are frequently time consuming and costly. Any claims of intellectual property infringement may subject us to costly and time-consuming defense actions and, should defenses not be successful, may result in the payment of damages, redesign of affected products, entry into settlement or license agreements, or a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products. It is also possible that others will independently develop technology that will compete with our patented or unpatented technology. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.
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
We operate defined benefit pension plans and post-retirement medical and death benefit plans for current and former employees worldwide. Each plan’s funding position is affected by the investment performance of the plan’s investments, changes in the fair value of the plan’s assets, the type of investments, the life expectancy of the plan’s members, changes in the actuarial assumptions used to value the plan’s liabilities, changes in the rate of inflation and interest rates, our financial position, as well as other changes in economic conditions. Furthermore, since a significant proportion of the plans’ assets are invested in publicly traded debt and equity securities, they are, and will be, affected by market risks. Any detrimental change in any of the above factors is likely to worsen the funding position of each of the relevant plans, and this would likely require the plans’ sponsoring employers to increase the contributions currently made to the plans to satisfy our obligations. Any requirement to increase the level of contributions currently made could have a material adverse effect on our business, financial condition and results of operations.
Significant movements in foreign currency exchange rates may harm our financial results.
We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2019, approximately 56% of our sales were derived from operations outside the U.S. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact the financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.
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
While we manufacture many of the parts and components used in our products, we purchase a substantial amount of raw materials, parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels, trade disputes and increased tariffs. Additionally, FDA regulations may require additional testing of any raw materials or components from new suppliers prior to the use of those materials or components in certain medical device products. In addition, in the case of a device which is the subject of a pre-market approval, we may also be required to obtain prior FDA permission (which may or may not be given), which could delay or prevent access or use of such raw materials or components. Any significant change in the supply of, or price for, these raw materials, parts or components could materially affect our business, financial condition and results of operations. In addition, delays in delivery of raw materials, parts or components by suppliers could cause delays in our delivery of products to our customers.
Certain of our products use components obtained from single sources. For example, the microprocessor used in our OL1000 and SpinaLogic devices is from a single manufacturer. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly and the loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could have a material adverse effect on our business, financial condition and results of operations.
Additionally, some of our suppliers are in China and other parts of Asia. Actions by the U.S. government to withdraw from or materially modify international trade agreements or otherwise influence U.S. trade relations with other countries, could adversely affect our business, financial condition and results of operations. In addition, political and economic instability and changes in government regulations in China and other parts of Asia or any health epidemics or pandemics or other contagious outbreaks, such as the recent coronavirus, could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in these areas, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.
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
In addition, we rely on third parties to manufacture some of our medical device products. For example, we use a single source for many of the home electrotherapy devices our Medical Technology business’s French channel distributes. If our agreements with these manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders.

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
We rely on information technology networks and systems, including the Internet, cloud-based services and third-party service providers, to process, transmit and store electronic information (including protected health information, or PHI, personally identifiable information, credit card and other financial information), and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.
In addition, information technology security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware employee or insider error, malfeasance, social engineering, or physical breaches, may cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access to our systems and those of third-party service providers we rely on are increasing in sophistication and frequency. We have experienced, and expect to continue to confront attempts from hackers and other third parties to gain unauthorized access to our information technology systems and networks. Although these attacks to date have not had a material impact on us, we could in the future experience attacks that could have a material adverse effect on our business, financial condition, results of operations or liquidity. We can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems and networks will be successful in eliminating or mitigating risks to our systems, networks and data or in effectively resolving such risks when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our employees, customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, including loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, such as HIPAA or HITECH, as well as the costs and operational consequences of implementing further data protection measures.
In the ordinary course of business, our Medical Technology business collects and stores certain sensitive data, including PHI and personally identifiable information and also communicates this sensitive data, including patient data, telephonically, through our website, through facsimile, through integrations with third-party electronic medical records and through relationships with multiple third-party vendors and their subcontractors. If personal or otherwise protected information of patients is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected patients and may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential patient health information. We may also be required to provide notice to affected individuals, the Secretary of the Department of Health and Human Services or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.
Additionally, to conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
We may be subject to risks arising from changes in technology.
The markets in which we operate are subject to technological changes and changes in customer requirements. We may not successfully develop or implement new or modified types of products or technologies that may be required by our customers in the future. Further, the development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. For example, our present and future medical device products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including biological therapies. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially adversely affected.
The markets we serve are highly competitive and some of our competitors may have superior resources. If we are unable to respond successfully to this competition, this could reduce our sales and operating margins.
Our businesses operate in highly fragmented and competitive markets. In order to maintain and enhance our competitive position, we intend to, among other things, continue investing in manufacturing quality, marketing, customer service and support, distribution networks, and research and development. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products or more widely accepted, develop methods of more efficiently and effectively providing products and services, adapt more quickly than us to new technologies or evolving customer requirements or have a larger product portfolio. Some of our competitors may also have greater financial, marketing and research and development resources than we have or stronger name recognition. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to lower the prices of some of our products to stay competitive.
With respect to our medical device products, their success depends heavily on acceptance by healthcare professionals who prescribe and recommend these products, and our failure to maintain relationships with key healthcare professional or maintain a high level of confidence by key healthcare professionals in our products could adversely affect our business.
We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations. Please see Part I, Item 1. “Business - Industry and Competition” for additional information about the competitive markets in which we operate.
Changes in our tax rates or exposure to additional income tax liabilities could adversely affect our financial results.
Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. For example, in December 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”), which significantly revised the U.S. federal corporate income tax law by, among other things, lowering the corporate income tax rate, implementing a territorial tax system, and imposing a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original

Base Erosion and Profit Shifting (“BEPS") project is a new project undertaken by the 129 member countries of the expanded Organization for Economic Co-operation and Development (“OECD”) Inclusive Framework focused on “Addressing the Challenges of the Digitalization of the Economy,” which may impact all multinational businesses by potentially redefining jurisdictional taxation rights. As this and other tax laws and related regulations change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.
If coverage and adequate levels of reimbursement from third-party payors for our medical device products are not obtained, healthcare providers and patients may be reluctant to use our medical device products; our margins may suffer and revenue and profits may decline.
The sales of our medical device products depend largely on whether there is coverage and adequate reimbursement by government healthcare programs, such as Medicare and Medicaid, and by private payors. Surgeons, hospitals, physical therapists and other healthcare providers may not use, purchase or prescribe our products and patients may not purchase these products if these third-party payors do not provide satisfactory coverage of and reimbursement for the costs of our medical device products or the procedures involving the use of such products. Reduced reimbursement rates will also lower our margins on product sales and could adversely impact the profitability and viability of the affected products.
Third-party payors continue to review their coverage policies carefully and can, without notice, reduce or eliminate reimbursement for our medical device products or treatments that use these products. For instance, they may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available, (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures, (iv) bundling reimbursement for all services related to an episode of care, or (v) otherwise restricting coverage or reimbursement of our medical device products or procedures using these products.
Medicare payment for Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”) also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (“CBA”) are eligible to have their products reimbursed by Medicare. The Centers for Medicare & Medicaid Services (“CMS”) also has adopted regulations to adjust national DMEPOS fee schedules to take into account competitive bidding pricing. If any of our medical device products are included in competitive bidding and we are not selected as a contract supplier (or subcontractor) in a particular region, or if contract or fee schedule prices are significantly below current Medicare fee schedule reimbursement levels, it could have an adverse impact on our sales and profitability.
Because many private payors model their coverage and reimbursement policies on Medicare, other third-party payors’ coverage of, and reimbursement for, our medical device products also could be negatively impacted by legislative, regulatory or other measures that restrict Medicare coverage or reduce Medicare reimbursement.
International sales of medical device products also depend in part upon the coverage and eligibility for reimbursement of our products through government-sponsored healthcare payment systems and third-party payors, the amount of reimbursement, and the cost allocation of payments between the patient and government-sponsored healthcare payment systems and third-party payors. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third-party coverage and reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards relating to our international operations.
Additionally, federal and state legislatures and regulators have periodically considered proposals to limit the types of orthopedic professionals who can fit or sell our orthotic products or who can seek reimbursement for them. Several states have adopted legislation imposing certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices, and additional states may do so in the future. Although some of these state laws exempt manufacturers’ representatives, others do not. Such laws could reduce the number of potential customers by restricting our sales representatives’ activities in those jurisdictions or reduce demand of our products by reducing the number of professionals who fit and sell them. In addition, legislation has been adopted, but not implemented to date, requiring that certain certification or licensing requirements be met for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. On January 12, 2017, CMS published a proposed rule that would implement these requirements, but CMS subsequently withdrew the rule. Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics.
Federal and state health reform and cost control efforts include provisions that could adversely impact our business and results of operations, and federal and state legislatures continue to consider further reforms and cost control efforts that could adversely impact our business and results of operations.
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act (“ACA”) was enacted in the United States. The ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. The ACA also implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. The ACA also established enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities. The ACA also established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research.
We also face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions or judicial decisions.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that became effective in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows. Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions.
Federal policy may also impact state Medicaid policy. For instance, effective January 1, 2018, the 21st Century Cures Act prohibits federal financial participation (“FFP”) payments to states for certain Medicaid DME spending that exceeds what Medicare would have paid for such items. Any modification or repeal of any provisions of the ACA may require states to modify their own laws and regulations. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.
We are subject to extensive government regulation relating to the safety, efficacy, testing, manufacturing, labeling, and marketing of our medical device products, non-compliance with which could adversely affect our business, financial condition and results of operations.
Our medical device products are subject to extensive regulation by the FDA and numerous other federal, state and foreign governmental authorities. The FDA, for example, regulates virtually all aspects of a medical device’s development, design, pre-clinical testing, clinical trials, manufacturing, packaging, storage, premarket approval, recordkeeping, reporting, labeling, promotion, distribution, sale and marketing, as well as modifications to existing products and the marketing of existing products for new indications. The process of obtaining regulatory approvals to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Additionally, modifications to our existing products may require new regulatory approvals and we may be required to cease marketing or to recall any modified product until we obtain clearance or approval.
Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations and other local, state and foreign requirements. Compliance with these requirements, including the FDA’s Quality System Regulation, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and other regulators, which may result in observations (such as on Form 483), and in some cases warning letters, that require corrective action, or other forms of enforcement. If the FDA or another regulator were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, they could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of payment of such products, refuse to grant pending premarket approval applications, refuse to provide certificates for exports, and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA or other regulators may also impose operating restrictions, including a ceasing of operations at one or more facilities, enjoin and restrain certain violations of applicable law pertaining to our products and assess civil or criminal penalties against our officers, employees or us. The FDA or other regulators could also issue a corporate warning letter, a recidivist warning letter, a consent decree of permanent injunction, and/or recommend prosecution. DJO has received FDA warnings letters in the past, and we cannot assure you that the FDA will not take further action in the future.
Our contract manufacturers and component suppliers are also required to comply with the FDA’s Quality System Regulation. We cannot assure anyone that our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If we or any of our contract manufacturers’ or component suppliers’ facilities fail a quality system inspection, our product sales and profitability could be adversely affected.
In addition, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.
Governmental regulations outside the U.S. have and may continue to become increasingly stringent and complex. In the EU, for example, a new Medical Device Regulation was published in 2017 which, when it enters into full force in 2020, will include significant additional premarket and post-market requirements. Complying with the requirements of this regulation will require us to incur significant expense. If we fail to meet the requirements of the new regulation, or are delayed in doing so, it could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Additionally, the FDA regulates the export of medical devices from the United States to foreign countries and certain foreign countries may require FDA certification that our medical device products are in compliance with U.S. law. If we fail to obtain or maintain export certificates required for the export of our products, we could suffer a material adverse impact on our revenues and growth.
The success of our surgical implant products depends on our relationships with leading surgeons who assist with the development and testing of our products, and our ability to comply with enhanced disclosure requirements regarding payments to physicians.
A key aspect of the development and sale of our surgical implant products is the use of designing and consulting arrangements with orthopedic surgeons who are well recognized in the healthcare community. These surgeons assist in the development and clinical testing of new surgical implant products. They also participate in symposia and seminars introducing new surgical implant products and assist in the training of healthcare professionals in using our new products. We may not be successful in maintaining or renewing our current designing and consulting arrangements with these surgeons or in developing similar arrangements with new surgeons. In that event, our ability to develop, test and market new surgical implant products could be adversely affected.
In addition, the Physician Payment Sunshine Act which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually certain information related to payments or other transfers of value made to licensed physicians, certain other healthcare providers, and teaching hospitals, and related state marketing and payment disclosure requirements and industry guidelines could have an adverse impact on our relationships with surgeons, and we cannot assure you that such requirements and guidelines would not impose additional costs on us or adversely impact our consulting and other arrangements with surgeons.
We rely on a variety of distribution methods to market and sell our medical device products and if we fail to effectively manage the distribution of such products, our results of operations and future growth could be adversely impacted.
We use a variety of distribution methods to market and sell our medical device products, each of which has distinct risks. For example, to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics we rely on our own direct sales force of representatives in the United States and in Europe. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage compared to certain competitors that rely predominately on independent sales agents and third-party distributors. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for such products, which could have a material adverse impact on our results of operations. However, for certain orthopedic products, CMF products and surgical implant products, we rely on third-party distributors and independent commissioned sales representatives that maintain the customer relationships with the hospitals, orthopedic surgeons, physical therapists and other healthcare professionals that purchase, use and recommend the use of such products. Although our internal sales staff trains and manages these third-party distributors and independent sales representatives, we do not directly monitor the efforts that they make to sell our products. In addition, some of the independent sales representatives that we use to sell our surgical implant products also sell products that directly compete with our product offerings. These sales representatives may not dedicate the necessary effort to market and sell our products. If we fail to attract and maintain relationships with third-party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third-party distributors and sales representatives that market and sell our products, or if our existing third-party distributors and independent sales representatives choose not to carry our products, our results of operations and future growth could be adversely affected.
Audits or denials of claims by government agencies could reduce our revenues or profits.
As part of our Medical Technology business, we submit claims on behalf of patients directly to, and receives payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. Historically, DJO was subject to pre-payment and post-payment reviews as well as audits of claims and we may experience such reviews and audits of claims in the future. Such reviews or similar audits of our claims including by RACs (private companies operating on a contingent fee basis to identify and recoup Medicare overpayments) and ZPICs (contractors charged with investigating potential fraud and abuse) could result in material delays in payment, as well as material recoupment or denials, which would reduce our net sales and profitability, investigations, potential liability under fraud or abuse laws or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.
Additionally, we participate in the government’s Federal Supply Schedule program for medical equipment, whereby we contract with the government to supply certain of our medical products. Participation in this program requires us to follow certain pricing practices and other contract requirements. Failure to comply with such pricing practices and/or other contract requirements could result in delays in payment or fines or penalties, which could reduce our revenues or profits.
If we fail to comply with broad based healthcare and other governmental regulations, we could face substantial fines and penalties and our business, results of operations and financial condition could be adversely affected.
Our Medical Technology business is subject to various federal, state and foreign laws and regulations pertaining to healthcare fraud and abuse, including the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, the federal Stark law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program, if the physician has a financial relationship with the entity providing the designated health services, the federal Physician Payments Sunshine Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and similar state and foreign laws. These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including royalty, marketing and consulting arrangements, and sales programs we may have with hospitals, physicians or other potential purchasers of our products or individuals or entities who recommend our products, and consignment closet arrangements, such as our OfficeCare program. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of our activities could be subject to challenge under one or more of such laws. Moreover, the federal government has significantly increased investigations of and enforcement activity involving medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians and other healthcare professionals who use and prescribe their products, as well as financial relationships with other third-party entities in a position to increase utilization of the products. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs, and any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming and could adversely affect our business and results of operations.
Our Medical Technology business subjects us to federal privacy and transaction law and regulations, which could have an impact on its operations.
HIPAA and the HIPAA Rules impact the transmission, maintenance, use and disclosure of PHI. As such, HIPAA and the HIPAA Rules apply to certain aspects of our Medical Technology business. There are costs and administrative burdens associated with ongoing compliance with the HIPAA Rules and similar state law requirements. Any failure to comply with current and applicable future requirements could adversely affect our profitability.
HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including PHI by health plans, certain healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI.
Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we may have to comply with the stricter provisions. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, or personally identifiable information along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.
In addition, the interpretation and application of consumer, health-related, and data protection laws, especially with respect to genetic samples and data, in the United States, the EU, and elsewhere are often uncertain, contradictory, and in flux. We operate in a number of countries outside of the United States whose laws may in some cases be more stringent than the requirements in the United States.
DJO’s compliance with the HIPAA Rules is currently under investigation by the Office for Civil Rights (“OCR”). If OCR does not agree that DJO is in compliance with the HIPAA Rules, DJO may be subject to civil money penalties or other actions. DJO is unable to predict at this time whether or to what extent OCR will impose any civil monetary penalties or take other action as a result of the incidents.
Managed care and buying groups have put downward pressure on the prices of medical device products.
The growth of managed care and the advent of buying groups in the United States have caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. Our failure to obtain new preferred supplier commitments from major group purchasing organizations or our failure to retain our existing preferred supplier commitments could adversely affect our sales and profitability. In international markets where we sell our medical device product, there has been similar downward pressure on product pricing and other effects of healthcare cost control efforts. We expect a continued emphasis on healthcare cost controls, alternate payment models such as bundled payments, and managed care in the United States and in these international markets, which could put further downward pressure on product pricing, which, in turn may adversely affect our sales and profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Annapolis Junction, Maryland in a facility that we lease. As of December 31, 2019, our Fabrication Technology segment had a total of 5 production facilities in the U.S., representing a total of 0.6 million and 0.7 million square feet of owned and leased space, respectively, and 32 production facilities outside the U.S., representing a total of 7 million and 1.9 million square feet of owned and leased space, respectively, in 16 countries in Australia, Central and Eastern Europe, Central and South America and Asia. As of December 31, 2019, our Medical Technology segment had a total of 4 production facilities in the U.S., representing a total of 0.1 million and 0.2 million square feet of owned and leased space, respectively, and 2 production facilities outside the U.S., representing a total of 0.3 million square feet of leased space in 2 countries in Central America and Africa.

Item 3. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 18, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position
Matthew L. Trerotola	52	President and Chief Executive Officer and Director, Colfax Corporation
Christopher M. Hix	57	Executive Vice President, Finance, Chief Financial Officer
Daniel A. Pryor	51	Executive Vice President, Strategy and Business Development
Shyam Kambeyanda	49	Executive Vice President, President and CEO of ESAB
Brady R. Shirley	54	Chief Executive Officer of DJO
Bradley J. Tandy	61	Senior Vice President, General Counsel
Patricia Lang	56	Senior Vice President, Chief Human Resources Officer
Jason MacLean	50	Senior Vice President, Colfax Business System and Supply Chain Strategy

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

Christopher M. Hix has been Executive Vice President, Finance, Chief Financial Officer since December 2019 and prior to such position served as Senior Vice President, Finance, since July 2016. Prior to joining Colfax, Mr. Hix was the Chief Financial Officer of OM Group, Inc., a global, publicly-listed diversified industrial company. Mr. Hix served within OM Group from 2012 until the company’s acquisition in late 2015. Previously, Mr. Hix was the Chief Financial Officer of Robbins & Myers, a diversified industrial company, from 2006 to 2011. Prior to that, Mr. Hix spent 13 years in a variety of positions with increasing responsibility in operating, financial and strategic roles within Roper Industries, a global, diversified industrial and technology company that underwent rapid growth and transition from private to public ownership during his tenure. Mr. Hix earned his M.B.A. from St. Mary’s College of California and his B.S. in Business Administration from the University of Southern California.

Daniel A. Pryor has been Executive Vice President‚ Strategy and Business Development since July 2013. Mr. Pryor was Senior Vice President, Strategy and Business Development from January 2011 through July 2013. Prior to joining Colfax‚ he was a Partner and Managing Director with The Carlyle Group‚ a global alternative asset manager, where he focused on industrial leveraged buyouts and led numerous portfolio company and follow-on acquisitions. While at The Carlyle Group, he served on the boards of portfolio companies Veyance Technologies, Inc., John Maneely Co., and HD Supply Inc. Prior to The Carlyle Group, he spent 11 years at Danaher Corporation in roles of increasing responsibility‚ most recently as Vice President - Strategic Development. Mr. Pryor earned his M.B.A. from Harvard Business School and his Bachelor of Arts in Economics from Williams College.

Shyam Kambeyanda has been Senior Vice President, President and Chief Executive Officer of ESAB since May 2016 and Executive Vice President since December 2019. Prior to joining Colfax‚ Mr. Kambeyanda most recently served as the President Americas for Eaton Corporation's Hydraulics Group. Mr. Kambeyanda joined Eaton in 1995 and has held a variety of positions of increasing responsibility in engineering, quality, ecommerce, product strategy, and operations management in the U.S., Mexico, Europe and Asia. Mr. Kambeyanda maintains a keen international perspective on driving growth and business development in emerging markets. Mr. Kambeyanda holds bachelor's degrees in Physics and General Science from Coe College in Iowa and in Electrical Engineering from Iowa State University. Mr. Kambeyanda also earned his M.B.A from Kellogg School of Management at Northwestern University and is a Six Sigma Green Belt.

Brady Shirley was appointed DJO Chief Executive Officer, November 2016. Prior to this, Mr. Shirley served as the President of the DJO Surgical business, a position he was appointed to in March of 2014. From 2009 to 2013, Mr. Shirley was the CEO and Director of Innovative Medical Device Solutions (“IMDS”), a company that provides comprehensive product development, manufacturing and supply chain management solutions for medical device companies within the orthopedic medical device industry. At IMDS, Mr. Shirley managed the integration of four companies, consolidated the capital structure and led a successful sale of the business in 2013. From December 1992 to August 2009, Mr. Shirley had several key leadership positions with Stryker Corporation, including President of Stryker Communications and Senior Vice President of Stryker Endoscopy. Mr. Shirley received a Bachelor of Business Administration in Finance from the University of Texas, Austin.

Bradley Tandy has been Senior Vice President, General Counsel since July 2019. From February 2019 through June 2019, he served as our interim general counsel. Mr. Tandy also continues to serve in his capacity as Executive Vice President, General Counsel and Secretary of DJO. Prior to joining DJO, Mr. Tandy served as Senior Vice President, General Counsel and Secretary of Biomet, Inc. from 2006 through 2014. Prior to serving as General Counsel, Brad served as Vice President, Assistant General Counsel and Chief Compliance Officer of Biomet from 1999 through 2006. He joined Biomet as Assistant General Counsel in 1992. Prior to his employment at Biomet, Mr. Tandy was a partner in the law firm of Rasor, Harris, Lemon & Reed in Warsaw, Indiana, focusing his practice on representation of medical device and healthcare companies. He was an elected public official in Kosciusko County, Indiana, serving as a County Councilman for 22 years. He received his undergraduate degree in Political Science from DePauw University and earned his Doctorate of Jurisprudence at Indiana University School of Law in Bloomington, Indiana.

Patricia Lang was appointed Senior Vice President‚ Chief Human Resources Officer in January 2019. Most recently Ms. Lang was the Chief People Officer for Diebold Nixdorf and was responsible for managing employee-focused initiatives across the organization. Prior to joining Diebold Nixdorf, Ms. Lang held a number of human resource and operations leadership positions at companies such as Mylan Pharmaceuticals, Consol Energy, Mercer Consulting and Cigna. Ms. Lang holds a business degree with a concentration in information technology and management from Duquesne University. Additionally, she holds various certifications in human capital management, mergers and acquisitions, global employee benefits including C.E.B.S, as well as complex project management, lean manufacturing business systems and the Toyota production system.

Jason MacLean has been Senior Vice President, Colfax Business System and Supply Chain Strategy since October 2017. Prior to joining Colfax, he was the Vice President of Advance Analytics at Cummins, Inc. Mr. MacLean was with Cummins since 2006 and served in multiple senior supply chain roles including the Vice President of Supply Chain & Manufacturing for all of Cummins. Mr. MacLean has a combination of supply chain, lean manufacturing and strategic experience. His experience includes applying advanced analytics, digital technologies, and automation to complement and multiply the impact from driving lean across a range of supply chains. He is a Six Sigma Green Belt. Mr. MacLean holds a bachelor's degree in English from the University of Pennsylvania and earned both an M.B.A. in Finance and a Masters in International Studies from the Wharton School of Business and the Lauder Institute, University of Pennsylvania.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 14, 2020, there were 59 holders of record of our Common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Industrial Index and the S&P Industrial Machinery Index. The graph assumes that $100 was invested on December 31, 2014 in each of our Common stock, the S&P 400 Industrial Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

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

There were no repurchases made under the repurchase program during 2019. The Company repurchased 6,449,425 shares of its common stock under the repurchases program in open market transactions for $200.0 million in 2018. As of December 31, 2019, there are authorized common stock repurchases of approximately $100 million remaining.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
09/28/19 - 10/25/19	—	$—	—	$99,997,744
10/26/19 - 11/22/19	—	—	—	99,997,744
11/23/19 - 12/31/19	—	—	—	99,997,744
Total	—	$—	—	$99,997,744	(1)

(1) Represents the repurchase program limit authorized by the Board of Directors of $300 million less the value of purchases made under the repurchases program.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2019(1)	2018(2)	2017(3)	2016(4)(6)	2015(5)(6)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,327,458	$2,193,083	$1,937,282	$3,185,753	$3,434,352
Operating income	203,612	151,536	135,598	236,848	265,038
Specific costs included in Operating income:
Restructuring and other related charges	65,295	29,077	35,333	58,496	56,822
Goodwill and intangible asset impairment	—	—	—	238	1,486
Net income from continuing operations	18,863	121,872	46,076	154,752	176,950
Net income per share from continuing operations - diluted	0.10	1.00	0.36	1.12	1.26
Net income (loss) income per share from discontinued operations - diluted	(3.99)	0.16	0.86	(0.08)	0.08
Balance Sheet and Other Data:
Cash and cash equivalents	109,632	77,153	111,674	208,814	178,993
Total assets	7,386,832	6,615,958	6,709,697	6,338,440	6,732,919
Total debt, including current portion	2,311,826	1,197,428	1,061,071	1,292,144	1,417,547
Net cash provided by operating activities	130,948	226,367	218,770	246,974	303,813

(1)
During 2019, we completed the acquisition of DJO for $3.15 billion and incurred $61 million of strategic transaction costs as well as $51 million of Restructuring and other related charges at DJO. Additionally, we completed the divestiture of our Air and Gas Handling business on September 30, 2019. The results of our Air and Gas Handling business are presented as discontinued operations and includes a charge for goodwill impairment of $449 million, which did not have an associated tax benefit and contributed approximately $3.28 to the loss per share from discontinued operations. Additionally, we incurred divestiture-related expense of $49 million, interest expense of $48 million associated with the mandatory pay down of our Term Loan Facilities using net proceeds from the sale, pension settlement loss of $44 million, and income tax expense of $44 million. Refer to Note 5, “Acquisitions” and Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(2)
During 2018, we repurchased approximately $200 million of our Common stock. See Note 14, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(3)
In 2017, we divested our Fluid Handling business for total consideration, including certain post-closing adjustments, of $861 million. Refer to Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.

(4)	During 2016, we repurchased approximately $21 million of our Common stock.

(5)	In 2015, we repurchased approximately $27 million of our Common stock.

(6)
During 2019, the SEC staff updated the Financial Reporting Manual to remove the requirement for registrants to recast years four and five of selected financial data when reporting discontinued operations. We elected not to recast the years four and five of selected financial data for the divested Air & Gas Handling segment as a discontinued operations. As such, the above selected financial data for the years ended 2016 and 2015 include the results of the divested Air & Gas Handling segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into four main sections:

•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies

The following MD&A should be read together with Item 6. “Selected Financial Data”, Part I, Item 1A. “Risk Factors” and the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

Overview

Please see Part I, Item 1. “Business” for a discussion of Colfax’s objectives and methodologies for delivering shareholder value.

Colfax conducts its operations through two operating segments: Fabrication Technology and Medical Technology.

•	Fabrication Technology - a leading global supplier of consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys.

•	Medical Technology - a leading provider of orthopedic solutions, providing orthopedic devices and services spanning the full continuum of patient care from injury prevention to rehabilitation.

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

Integral to our operations is CBS, our business management system. CBS is our culture and includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

Recent Developments

Acquisition of DJO

On February 22, 2019, we completed the acquisition of DJO for $3.15 billion in cash. DJO is a global developer, manufacturer and distributor of high-quality medical devices with a broad range of products used for orthopedic bracing, reconstructive implants, rehabilitation, pain management and physical therapy. Its products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. The DJO acquisition is part of our strategic evolution creating a new growth platform in the high-margin orthopedic solutions market.

Divestiture of Air and Gas Handling Business

On September 30, 2019, we completed the sale of our Air and Gas Handling business for an aggregate purchase price of $1.8 billion, including $1.67 billion cash paid at closing, subject to certain adjustments pursuant to the purchase agreement, and the assumption of certain liabilities and minority interests.

The sale of our Air and Gas Handling business met the requirements for reporting as a discontinued operation. Accordingly, the results of operations for the Air and Gas Handling segment have been excluded from the discussion of our results of operations for all periods presented. Refer to Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements for more information.

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. Our Medical Technology segment orthopedic business enjoys sustainable secular drivers such as aging populations that require increasing levels of medical care that should contribute to reduced cyclicality of our Company. In addition, the shift to greater outpatient surgeries is expected to benefit our rehabilitation and recovery business as patients require proper bracing and other support during recoveries. Our Fabrication Technology business mix is well balanced between sales in emerging markets and developed nations, and equipment and consumables. We intend to continue to utilize our strong global presence and worldwide network of salespeople and distributors to capitalize on growth opportunities by selling regionally-developed and/or marketed products and solutions throughout our served markets. Our geographic and end market diversity helps mitigate the effects from cyclical industrial market exposures. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

We face a number of challenges and opportunities, including the successful integration of acquired businesses, application and expansion of our CBS tools to improve business performance, and rationalization of assets and costs.

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Segment operating income (loss), which represents Operating income before Restructuring and other related charges, and Adjusted EBITA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve customers with market-leading delivery and innovation; the mix of products sold in any period; the impact of competitive forces, economic and market conditions; reimbursement levels for products in certain medical sales channels; availability of capital and attractive acquisition opportunities; our ability to continuously improve our cost structure; fluctuations in the relationship of foreign currencies to the U.S. dollar; asbestos litigation expense and liabilities and availability of insurance thereto; and our ability to pass cost increases on to customers through pricing. These key factors have impacted our results of operations in the past and are likely to affect them in the future.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results as the operating results of acquired entities is included in our consolidated result of operations from the date of acquisition. The change in Net sales due to acquisitions for the periods, as presented in this filing, represents incremental sales as a result any acquisition that was not present in the corresponding prior year period.

During the first quarter of 2019, we completed the acquisition of DJO, creating a new growth platform in the high-margin orthopedic solutions market. This acquisition is intended to make our Company less cyclical and provide consistent, growing cash flows to execute our strategy for compounding value creation.

During 2018, we completed 2 acquisitions in the Fabrication Technology segment for net cash consideration of $245.1 million. This includes the acquisition of Gas Control Equipment (“GCE”) in the fourth quarter for cash consideration of $207.0 million. This acquisition expanded our technology and service offering for specialty gas applications.

During 2017, we completed 3 acquisitions in the Fabrication Technology segment for an aggregate purchase price of $128.3 million. These acquisitions broadened our product offering and technology content.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2019, approximately 60% of our sales were shipped to locations outside of the U.S., mostly from locations outside the U.S. Accordingly, we are affected by market demand, economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, participating in the expansion of market opportunities in emerging markets, successfully completing global acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market, customer and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 56% for 2019, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the year-ended December 31, 2019 compared to 2018, fluctuations in foreign currencies had unfavorable impacts on the change in Net sales and Income from continuing operations before income taxes of approximately 4% and 8%, respectively. For the year ended December 31, 2018 compared to 2017, fluctuations in foreign currencies had unfavorable impact on Net sales and Income from continuing operations before income taxes by approximately 2% and 3%, respectively. The changes in foreign exchange rates since December 31, 2018 decreased net assets by a negligible amount as of December 31, 2019.

During 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations into Brazilian real, the functional currency of the Argentinian entity’s direct parent. Gains and losses from the remeasurement are reflected in current earnings. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates. As of and for the years ended December 31, 2019 and 2018, the Argentina operation represented less than 2% of our Total assets and Net sales. The devaluation of the peso resulted in losses of $4.0 million and $2.5 million in our Fabrication Technology segment operating income during 2019 and 2018, respectively.

Economic Conditions

Demand for our Fabrication Technology segment products depends in part on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on general economic conditions as well as access to capital at reasonable cost. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. While demand can be cyclical, we believe that our diversified operations generally limit the impact of a downturn in any one market on our consolidated results.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

Raw Material Costs

Our Fabrication Technology segment results may be sensitive to cost changes in our raw materials. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Our principal raw materials and components for our Medical Technology segment are foam ethylene vinyl acetate, copolymer for our bracing and vascular products and cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene for our surgical implant products. Historically, we have been generally successful in passing raw material cost increases on to our customers in the form of higher prices. While we seek to take actions to manage this risk, future changes in component and raw material costs may adversely impact earnings.

Sales and Cost Mix

The gross profit margins within our Fabrication Technology segment vary in relation to the relative mix of many factors, including the type of product, the location in which the product is manufactured, the end market application for which the product is designed, and the percentage of total revenue represented by consumables, which tend to often have higher margins than equipment. Gross profit margins within our Medical Technology segment vary primarily based on the type of product and distribution channel. Reconstructive products tend to have higher margins than the prevention and rehabilitation products.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
Fabrication Technology Segment:	2019	2018	2017
Equipment	31%	28%	29%
Consumables	69%	72%	71%
Medical Technology Segment:
Prevention & Rehabilitation	71%
Reconstructive	29%

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by management to assess our consolidated and segment operating performance. Adjusted EBITA excludes from Net income (loss) from continuing operations the effect of restructuring and other related charges, acquisition-related intangible asset amortization and other non-cash charges, strategic transaction costs, income tax expense (benefit), loss on short term investments, interest expense, net and pension settlement loss. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring, strategic transaction costs, and acquisition-related amortization and other non-cash charges from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans that are fundamentally different from the ongoing productivity improvements of the Company. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that the Company uses in evaluating its financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures. The following tables set forth a reconciliation of Net income (loss) from continuing operations, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITA.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net income from continuing operations (GAAP)	$18.9	$121.9	$46.1
Income tax expense (benefit)	31.6	(29.5)	2.5
Loss on short-term investments(1)	—	10.1	—
Interest expense, net(2)	119.5	49.1	40.1
Pension settlement loss	33.6	—	46.9
Restructuring and other related charges(3)	73.7	29.1	35.3
Strategic transaction costs(4)	61.0	6.6	—
Acquisition-related amortization and other non-cash charges(5)	138.5	40.1	31.9
Adjusted EBITA (non-GAAP)	$476.9	$227.3	$202.8
Net income margin from continuing operations (GAAP)	0.6%	5.6%	2.4%
Adjusted EBITA margin (non-GAAP)	14.3%	10.4%	10.5%

(1) Loss related to the sale of CIRCOR shares during the second quarter of 2018. These shares were part of the $860.6 million of consideration received for the sale of the Company’s Fluid Handling business in December 2017.
(2) The year ended December 31, 2019 includes $0.8 million of debt extinguishment charges in the first quarter of 2019 related to financing for the DJO acquisition.
(3) Restructuring and other related charges includes $8.5 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2019.
(4) Includes costs incurred for the acquisition of DJO.
(5) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$279.6	$45.5	$(121.4)	$203.6
Restructuring and other related charges (1)	23.0	50.7	—	73.7
Segment operating income (loss) (non-GAAP)	302.6	96.2	(121.4)	277.4
Strategic transaction costs (2)	—	—	61.0	61.0
Acquisition-related amortization and other non-cash charges (3)	35.6	102.9	—	138.5
Adjusted EBITA (non-GAAP)	$338.2	$199.0	$(60.4)	$476.9
Segment operating income margin (non-GAAP)	13.5%	8.9%	—%	8.3%
Adjusted EBITA margin (non-GAAP)	15.1%	18.4%	—%	14.3%

(1) Restructuring and other related charges in the Medical Technology segment includes $8.5 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(2) Strategic transaction costs in the Corporate and other segment includes costs incurred for the acquisition of DJO.
(3) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

	Year Ended December 31, 2018
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$220.9	$—	$(69.3)	$151.5
Restructuring and other related charges	29.1	—	—	29.1
Segment operating income (loss) (non-GAAP)	249.9	—	(69.3)	180.6
Strategic transaction costs (1)	—	—	6.6	6.6
Acquisition-related amortization and other non-cash charges (2)	40.0	—	0.1	40.1
Adjusted EBITA (non-GAAP)	$290.0	$—	$(62.7)	$227.3
Segment operating income margin (non-GAAP)	11.4%	—%	—%	8.2%
Adjusted EBITA margin (non-GAAP)	13.2%	—%	—%	10.4%

(1) Strategic transaction costs in the Corporate and other segment includes costs incurred for the acquisition of DJO.
(2) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

	Year Ended December 31, 2017
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$208.2	$—	$(72.6)	$135.6
Restructuring and other related charges	16.2	—	19.2	35.3
Segment operating income (loss) (non-GAAP)	224.4	—	(53.4)	170.9
Strategic transaction costs	—	—	—	—
Acquisition-related amortization and other non-cash charges (1)	31.9	—	—	31.9
Adjusted EBITA (non-GAAP)	$256.3	$—	$(53.4)	$202.8
Segment operating income margin (non-GAAP)	11.6%	—%	—%	8.8%
Adjusted EBITA margin (non-GAAP)	13.2%	—%	—%	10.5%

(1) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

Total Company

Sales

Net sales from continuing operations increased to $3.3 billion in 2019 from $2.2 billion in 2018 and from $1.9 billion in 2017. The following table presents the components of changes in our consolidated Net sales.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2017	$1,937.3
Components of Change:
Existing businesses(1)	171.5	8.9%
Acquisitions(2)	119.6	6.2%
Foreign currency translation(3)	(35.3)	(1.9)%
	255.8	13.2%
For the year ended December 31, 2018	$2,193.1
Components of Change:
Existing businesses(1)	31.8	1.5%
Acquisitions(2)	1,189.7	54.2%
Foreign currency translation(3)	(87.1)	(4.0)%
	1,134.4	51.7%
For the year ended December 31, 2019	$3,327.5

(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(2) Represents the incremental sales from our acquisitions discussed previously.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

The increase in Net sales during 2019 compared to 2018 is primarily attributed to acquisitions. Net sales for 2019 from our Medical Technology segment, acquired February 22, 2019, were $1.1 billion. Since the acquisition date compared to the same period in 2018, prior to our acquisition of DJO, our Medical Technology segment delivered organic growth of approximately 4.4%. Acquisitions in our Fabrication Technology segment contributed $109.3 million of the overall increase. Net sales from existing businesses in our Fabrication Technology segment increased $31.8 million. The 1.5% growth rate from existing businesses resulted from increased customer prices to address higher material and other inflation costs, the benefit of which was slightly offset by a modest softening of sales volume. Fluctuation of foreign currency translation rates had a negative impact of $87.1 million during the year due largely to the strengthening of the U.S. dollar relative to other currencies.

The increase in Net sales during 2018 compared to 2017 was attributable to increases from acquisitions and existing businesses. Acquisitions in our Fabrication Technology segment contributed $119.6 million of the increase. Net sales from existing businesses in our Fabrication Technology segment increased $171.5 million. Fluctuation of foreign currency translation rates had a negative impact of $35.3 million during the year.

Operating Results

The following table summarizes our results from continuing operations for the comparable three year period.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Gross profit	$1,401.1	$729.4	$671.6
Gross profit margin	42.1%	33.3%	34.7%
Selling, general and administrative expense	$1,132.1	$548.8	$500.6
Operating income	$203.6	$151.5	$135.6
Operating income margin	6.1%	6.9%	7.0%
Net income from continuing operations	$18.9	$121.9	$46.1
Net income margin from continuing operations	0.6%	5.6%	2.4%
Adjusted EBITA (non-GAAP)	$476.9	$227.3	$202.8
Adjusted EBITA Margin (non-GAAP)	14.3%	10.4%	10.5%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$73.7	$29.1	$35.3
Strategic transaction costs(2)	$61.0	$6.6	$—
Acquisition-related amortization and other non-cash charges(3)	$138.5	$40.1	$31.9
Pension settlement loss	$33.6	$—	$46.9
Loss on short-term investments	$—	$10.1	$—
Interest expense, net	$119.5	$49.1	$40.1
Income tax expense (benefit)	$31.6	$(29.5)	$2.5

(1) Restructuring and other related charges includes $8.5 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2019.
(2) Includes costs incurred for the acquisition of DJO.
(3) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

2019 Compared to 2018

The $671.7 million increase in Gross profit during 2019 in comparison to 2018 was primarily attributable to our newly-acquired Medical Technology segment, which contributed Gross profit of $604.2 million during 2019. Gross profit in our Fabrication Technology segment grew $68.8 million during 2019 in comparison to 2018 including acquisition-related growth of $39.7 million. Improved Gross profit margin in 2019 in comparison to 2018 was primarily attributed to higher gross margin in our new Medical Technology segment.

Selling, general and administrative expense increased by $583.3 million during 2019 in comparison to 2018. The increase was mainly driven by the inclusion of $516.5 million from our newly-acquired Medical Technology segment including $138.5 million of acquisition-related amortization and other non-cash charges and $61.0 million of strategic transaction costs. Restructuring and other related charges increased during 2019 in comparison to 2018, mainly due to restructuring activities in our Medical Technology segment.

We incurred a $33.6 million non-cash pension settlement loss in connection with a third-party buyout of one of our pension plans in 2019. There was no third-party buyout of pension in 2018.

Interest expense during 2019 increased by $70.4 million compared to 2018, primarily attributable to increases in debt related to our acquisition of DJO.

The Loss on short term investments of $10.1 million during 2018 was due to the change in fair value and subsequent sale of the CIRCOR Shares received in connection with the December 2017 Fluid Handling business sale.

Income from continuing operations before income taxes was $50.5 million and Income tax expense was $31.6 million for 2019. The effective tax rate for continuing operations in 2019 was 62.6%, which is higher than the U.S. federal statutory tax rate primarily due to taxation of foreign earnings, non-deductible transaction costs and unfavorable changes to the realization of deferred tax assets. These unfavorable adjustments were partially offset by lower effective tax rates of foreign jurisdictions, U.S. R&D and foreign tax credits, and the realization of deferred tax assets that previously had valuation allowances. Income from continuing operations before income taxes was $92.4 million and the Benefit for income taxes was $29.5 million for 2018. The effective tax rate for continuing operations during 2018 was (31.9)% which was lower than the U.S. federal statutory tax rate primarily due to a reduction in Tax Act related amounts originally provided for in the year ended December 31, 2018, U.S. R&D and foreign tax credits, the realization of deferred tax assets that previously had valuation allowances and the net favorable reduction of uncertain tax positions. These favorable items were offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized and permanent adjustments in an international jurisdiction primarily due to non-deductible impairment losses, losses in certain jurisdictions where a tax benefit is not expected to be recognized offset in part by foreign earnings where international tax rates that are lower than the 2018 U.S. tax rate. The Tax Act provisional amounts did not have a significant net impact on the effective tax rate for 2018.

Net income (loss) from continuing operations decreased in 2019 in comparison to 2018 by $103.0 million, or 500 basis points, mainly due to the aforementioned increases in Acquisition-related amortization and other non-cash charges, Restructuring and other related charges, and Strategic transaction costs, partially offset by the improved profitability from the DJO acquisition.

The higher Adjusted EBITA and Adjusted EBITA margin in 2019 as compared to 2018 was driven by the contribution from our newly-acquired, higher-margin Medical Technology segment and 190 basis point Adjusted EBITA margin expansion in our Fabrication Technology segment.

2018 Compared to 2017

The $57.8 million increase in Gross profit during 2018 in comparison to 2017 was attributable to the Fabrication Technology segment. Acquisitions contributed $43.2 million of gross profit and restructuring initiatives added $4.0 million when compared to 2017. Gross profit margin for 2018 included the effect of higher customer prices for certain products to offset input cost inflation, which commensurately increased both Net sales and Cost of sales and compressed total Company Gross profit margin by 150 basis points.

Selling, general and administrative expense increased by $48.2 million during 2018 in comparison to 2017, which was primarily attributable to a $33.2 million increase in acquisition-related costs in our Fabrication Technology segment. Additionally, $6.6 million of strategic transaction costs were incurred during 2018 mainly related to the DJO acquisition. Restructuring and other related charges decreased during 2018 compared to 2017 due to costs associated with acquisitions completed in 2017.

We incurred a $46.9 million non-cash pension settlement loss in connection with a third-party buyout of one of our pension plans in 2017. There were no third-party pension plan buyouts in 2018.

Interest expense during 2018 increased by $9.0 million compared to 2017, primarily attributable to higher interest rates on our senior unsecured debt.

Income from continuing operations before income taxes was $92.4 million and Income tax benefit was $29.5 million for 2018. The effective tax rate for continuing operations during 2018 was (31.9)%, which was lower than the U.S. federal statutory tax rate primarily due to a reduction in Tax Act-related amounts originally provided for in the year ended December 31, 2018, U.S. R&D and foreign tax credits, the realization of deferred tax assets that previously had valuation allowances, and net favorable reductions of uncertain tax positions. These favorable items were offset in part by losses in certain jurisdictions where a tax benefit is not expected to be recognized and permanent adjustments in an international jurisdiction primarily due to non-deductible impairment losses, losses in certain jurisdictions where a tax benefits is not expected to be recognized offset in part by foreign earnings where international tax rates are lower than the 2018 U.S. federal tax rate. The Tax Act provisional amounts did not have a significant net impact on the effective tax rate for 2018. Income from continuing operations before income taxes was $48.6 million and Income tax expense was $2.5 million for 2017, resulting in a 5.1% effective tax rate that was primarily driven by foreign earnings where international tax rates are lower than the U.S. federal tax rate.

Net income from continuing operations in 2018 increased $76.1 million, mainly due to a non-recurrence of the 2017 non-cash pension settlement loss , a lower income tax rate following U.S. tax reform, and higher operating profit in the Fabrication Technology segment.

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

The following table summarizes selected financial data for our Fabrication Technology segment:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net sales	$2,247.0	$2,193.1	$1,937.3
Gross profit	$798.2	$729.4	$671.6
Gross profit margin	35.5%	33.3%	34.7%
Selling, general and administrative expense	$495.6	$479.4	$447.2
Segment operating income	$302.6	$249.9	$224.4
Segment operating income margin	13.5%	11.4%	11.6%
Adjusted EBITA (Non-GAAP)	$338.2	$290.0	$256.3
Adjusted EBITA Margin (Non-GAAP)	15.1%	13.2%	13.2%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$23.0	$29.1	$16.2
Acquisition-related amortization and other non-cash charges	$35.6	$40.0	$31.9
Pension settlement loss	$33.6	$—	$—

Net sales increased $53.9 million during 2019 compared to 2018. This increase included $109.3 million of acquisition-related growth, $31.8 million from existing businesses across all regions, and an unfavorable foreign currency translation impact of $87.1 million. The 1.5% growth rate from existing businesses resulted from increased customer prices to address higher material and other inflation costs, the benefit of which was slightly offset by a modest softening of sales volume. Gross profit increased during 2019 as compared to 2018 mainly due to acquisition-related growth as well as pricing and restructuring benefits. Gross profit margin increased when compared to 2018, mainly due to the impact of favorable price increases being partially offset by negative foreign currency translation impact, inflation, and a less favorable mix of products sold. Selling, general and administrative expense increased in 2019 as compared to 2018 because of $28.3 million of acquisition-related growth that was partially offset by foreign currency translation impact. Segment operating income margin and Adjusted EBITA margin both increased due to price increases to address inflationary pressures and restructuring benefits. Restructuring and other related items decreased in 2019 in comparison to 2018 as a result of a lower scope of our cost reduction programs.

The 13.2% Net sales increase during 2018 compared to 2017 was primarily the result of an increase in existing businesses of $171.5 million with continued growth in most markets and acquisition-related growth of $119.6 million. Changes in foreign exchange rates had a negative impact of $35.3 million on Net sales. The growth rate from existing businesses included 4.8% from increased customer prices to address higher material and inflation costs, and 4.1% from higher volumes. The increase in Gross profit during 2018 is driven by the acquisition-related growth of $43.2 million and increased sales volumes. Gross margin decreased 140 basis points due to the dilutive effect of input cost inflation being addressed by higher customer prices for certain products. Selling, general and administrative expense increased by $32.2 million in 2018 as compared to 2017, primarily driven by a $33.2 million acquisition-related increase and higher costs to support growth initiatives, offset by a $10.9 million net benefit from facility sales in the fourth quarter. Restructuring and other related items increased in 2018 in comparison to 2017, as a result of expanded cost reduction programs. Segment operating income margin and Adjusted EBITA margin remained consistent during 2018 compared to 2017.

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

The following table summarizes the selected 10-month financial data for our Medical Technology segment, which was acquired at the end of fiscal February of 2019:

Year Ended December 31, 2019
(Dollars in millions)
Net sales	$1,080.4
Gross profit	$604.2
Gross profit margin	55.9%
Selling, general and administrative expense	$516.5
Segment operating income	$96.2
Segment operating income margin	8.9%
Adjusted EBITA (Non-GAAP)	$199.0
Adjusted EBITA Margin (Non-GAAP)	18.4%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$50.7
Acquisition-related amortization and other non-cash charges	$102.9

(1) Restructuring and other related charges includes $8.5 million of expense classified as Cost of sales on the Company’s
Consolidated Statements of Operations.

Net sales for our Medical Technology segment for the year ended December 31, 2019 on a year-to-date basis since the acquisition date compared to the same period in 2018, prior to our acquisition of DJO, delivered organic growth of approximately 4.4%. Profit margins in the fourth quarter of 2019 compared to both the second and third quarters of 2019 have improved as a result of cost reductions and productivity improvements beginning to be realized as well as reduction of acquisition-related inventory fair value charges. Year-to-date acquisition-related amortization and other non-cash charges include inventory fair value charges of $18.2 million.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring, asbestos-related cash outflows, and debt service and required amortization of principal. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

Equity Capital

On February 12, 2018, our Board of Directors authorized the repurchase of up to $100 million of our Common stock from time-to-time on the open market or in privately negotiated transactions. The Board of Directors increased the repurchase authorization by an additional $100 million on June 6, 2018, and again for an additional $100 million on July 19, 2018. There were $200.0 million repurchases made during the year ended December 31, 2018. There were no repurchases made during the year ended December 31, 2019. As of December 31, 2019, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan Facilities and Revolving Credit Facility

On December 17, 2018, we entered into a credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein. The Credit facility was subsequently amended on December 6, 2019, as discussed further below. Prior to the amendment, the Credit Facility initially consisted of a revolving credit facility totaling $1.3 billion in commitments (the “Revolver”) and a Term A-1 loan in an aggregate amount of $1.2 billion, each of which matured in five years, and a Term A-2 loan in an aggregate amount of $500 million, which matured in two years (together, the “Term Loan Facilities”). The Revolver contained a $50 million swing line loan sub-facility.

The initial credit extensions under the Credit Facility were only made available on the date of consummation of the DJO acquisition, which occurred on February 22, 2019 (see Note 5, “Acquisitions” for details). At closing, the proceeds of the loans under the Credit Facility were used to repay in full the preexisting credit agreement as well as to finance a portion of the purchase price for the DJO acquisition and other related fees.

The Credit Facility required, under certain circumstances, any funds received as net proceeds from the sale of certain of the Company’s assets or subsidiaries be used to repay outstanding balances on the Term Loan Facilities, as well as outstanding balances under the Revolver. On September 30, 2019, upon the completion of the sale of its Air and Gas Handling business (see Note 4, “Discontinued Operations” for details), we were required to use $1.65 billion of the net sale proceeds to repay a portion of the Term loans and Revolver, and the Term A-2 loan was repaid in full. Accordingly, a corresponding amount of interest associated with the Term Loan Facilities and Revolver has been included in Loss from discontinued operations, net of taxes on the Consolidated Statements of Operations.

On December 6, 2019, we entered into an amendment to the Credit Facility decreasing the total commitments under the Revolver to $975 million from $1.3 billion and extending the maturity date of each of the Revolver and Term A-1 Loan to December 6, 2024. The amendment also adjusted the timeline for leverage ratio step downs and removed the “springing” collateral provision in the Credit Facility.

As of December 31, 2019, we are in compliance with the covenants under the Credit Facility. As of December 31, 2019, the weighted-average interest rate of borrowings under the Credit Facility was 3.35%, excluding accretion of original issue discount and deferred financing fees, and there was $925 million available on the Revolver.

Euro Senior Notes

On April 19, 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025, have an interest rate of 3.25%, and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The proceeds from the Euro Notes offering were used to repay borrowings under our previous credit facilities totaling €283.5 million, as well as for general corporate purposes. The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

2022 Tangible Equity Units

On January 11, 2019, we issued $460 million in tangible equity units. We offered 4 million of the 5.75% tangible equity units at the stated amount of $100 per unit and an option to purchase up to an additional 600,000 tangible equity units at the stated amount of $100 per unit, which was exercised in full at settlement. Total cash of $447.7 million was received upon closing, comprised of $377.8 million TEU prepaid stock purchase contracts and $69.9 million of TEU amortizing notes due January 2022. The proceeds were used to finance a portion of the purchase price for the DJO acquisition and for general corporate purposes. Refer to Note 14, “Equity” in the accompanying Notes to Consolidated Financial Statements for more information.

2024 Notes and 2026 Notes

On February 5, 2019, CFX Escrow Corporation, an unaffiliated special purpose finance entity established to issue the notes and incorporated in the State of Delaware, issued two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes) to finance a portion of the DJO acquisition. The 2024 Notes are due on February 15, 2024 and have an interest rate of 6.0%. The 2026 Notes are due on February 15, 2026 and have an interest rate of 6.375%. Upon closing of the acquisition, we assumed all of CFX Escrow Corporation’s obligations under the 2024 Notes and 2026 Notes. Each tranche of notes is guaranteed by certain of our domestic subsidiaries.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $271.7 million. As of December 31, 2019, outstanding borrowings under these facilities totaled $1.0 million, with a weighted average borrowing rate of 3.39%.

We are also party to letter of credit facilities with an aggregate capacity of $416.2 million. Total letters of credit of $153.4 million were outstanding as of December 31, 2019.

Repurchase of Noncontrolling Interest

During 2019, we repurchased all of the noncontrolling interest shares of our South Africa consolidated subsidiary from existing shareholders under a general offer. As a part of our Air and Gas Handling business, this subsidiary was subsequently sold on September 30, 2019, and the results of operations are included in discontinued operations for all periods presented.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2019, we had $109.6 million of Cash and cash equivalents, a decrease of $135.4 million from $245.0 million as of December 31, 2018. The Cash and cash equivalents as of December 31, 2018 includes $167.9 million related to the Air and Gas Handling business reported in Current portion of assets held for sale on the Consolidated Balance Sheets. The following table summarizes the change in Cash and cash equivalents during the periods indicated and includes cash flows related to the Air and Gas business:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$130.9	$226.4	$218.8
Purchases of property, plant and equipment, net	(125.4)	(69.6)	(68.8)
Proceeds from sale of property, plant and equipment	7.8	34.8	21.2
Acquisitions, net of cash received	(3,151.1)	(290.9)	(346.8)
Proceeds from sale of business, net	1,635.9	18.4	490.3
Sale of short term investment, net	—	139.5	—
Other, net	—	—	(6.1)
Net cash (used in) provided by investing activities	(1,632.8)	(167.9)	89.9
Proceeds from (repayments of) borrowings, net	1,085.4	158.2	(277.3)
Proceeds from issuance of common stock, net	11.9	4.7	6.9
Payment for noncontrolling interest share repurchase	(93.5)	—	—
Proceeds from prepaid stock purchase contracts	377.8	—	—
Payments for common stock repurchases	—	(200.0)	—
Other	(12.1)	(10.1)	(10.0)
Net cash provided by (used in) financing activities	1,369.5	(47.2)	(280.4)
Effect of foreign exchange rates on Cash and cash equivalents	(3.1)	(28.4)	12.1
(Decrease) increase in Cash and cash equivalents	$(135.4)	$(17.0)	$40.3

Cash used in operating activities of discontinued operations related to the sale of the Air and Gas Handling business for the year ended December 31, 2019 was $18.1 million. Cash provided by operating activities of discontinued operations related to the sale of the Air and Gas Handling business for the years ended December 31, 2018 and 2017 was $127.8 million and $48.0 million, respectively. Cash used in investing activities of discontinued operations related to the sale of the Air and Gas Handling business was $27.5 million, $43.6 million and $244.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cash used in operating activities related to the Fluid Handling business was $2.5 million and $5.6 million for the years ended December 31, 2019 and 2018, respectively, which primarily includes net cash outflows related to asbestos claims. Cash provided by operating activities related to the Fluid Handling business was $65.2 million for the year ended December 31, 2017. Cash used in investing activities of discontinued operations was $10.1 million for the year ended December 31, 2017.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $3.2 million, $5.6 million and $3.7 million during 2019, 2018 and 2017, respectively. Net cash outflows for 2019, 2018, and 2017 were net of $59.8 million, $57.0 million, and $63.9 million, respectively, of reimbursements from insurance companies on our asbestos insurance receivable.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2019, 2018 and 2017, cash contributions for defined benefit plans were $11.7 million, $36.3 million and $37.9 million, respectively.

•	During 2019, 2018 and 2017, cash payments of $74.6 million, $51.4 million and $30.7 million, respectively, were made related to our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable. During 2019, net working capital consumed cash of $114.3 million, before the impact of foreign exchange. This use of cash included an estimated $40 million one-time effort to bring DJO suppliers into payment terms consistent with our normal practices, as well as to eliminate a DJO accounts receivable factoring program. The remaining cash usage primarily related to an increase in inventory levels due to growth in certain product lines, as well as strategic purchases to address global tariffs and support DJO operational transformation projects. The net increase in inventory was partially offset by an increase in payables. During 2018, net working capital consumed cash of $49.5 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventories driven by revenue growth. The net increase was partially offset by an increase in both payables and customer advances and billings in excess of costs. During 2017, net working capital consumed cash of $68.1 million, before the impact of foreign exchange, primarily due to an increase in receivables and inventories driven by revenue growth and timing of collections and shipments.

Cash flows used by investing activities during 2019 included $3.2 billion of cash used for acquisitions and $1.6 billion in proceeds from the sale of the Air & Gas business. Cash flows provided by investing activities during 2018 included $18.4 million of cash and $139.5 million in proceeds from the sale of CIRCOR common stock related to the 2017 sale of our Fluid Handling business. Cash flows provided by investing activities during 2017 included net proceeds of $490.3 million from the sale of the Fluid Handling business and net cash outflows of $346.8 million associated with two acquisitions in our Air and Gas Handling segment and three acquisitions in our Fabrication Technology segment.
Cash flows provided by financing activities in 2019 were impacted by $1.1 billion of proceeds from borrowings, net and $377.8 million of proceeds from the issuance of tangible equity units. Cash flows used in financing activities for 2018 were impacted by the repurchase of 6.4 million shares of our Common stock for $200.0 million, partially offset by $158.2 million of proceeds from borrowings, net. The outflow in 2017 is attributable to the repayment of borrowings under our previous credit facilities for $651.8 million, reduced by proceeds of $374.5 million from the issuance of Euro Notes.
Our Cash and cash equivalents as of December 31, 2019 included $109.6 million held in jurisdictions outside the U.S. We currently do not intend nor foresee a need to repatriate these funds. If however, we elect to repatriate future earnings from foreign jurisdictions, such repatriation remittances may be subject to taxes and other local statutory restrictions.

Prior Disclosure Under Section 13(r) of the Exchange Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, Colfax is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, including certain activities involving Iran.  In the year ended December 31, 2019, neither Colfax nor any of its affiliates knowingly engaged in business involving Iran.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2019.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in millions)
Debt	$27.6	$1.5	$1,507.5	$792.9	$2,329.5
Interest payments on debt(1)	108.3	211.6	176.1	32.7	528.7
Operating leases	43.1	61.5	37.1	63.8	205.5
Purchase obligations(2)	231.9	50.8	5.4	4.1	292.2
Total	$410.9	$325.4	$1,726.1	$893.5	$3,355.9

(1)	Variable interest payments are estimated using a static rate of 3.35%.

(2)	Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2019, which are estimated to be $12.6 million for the year ending December 31, 2020. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2019 other than outstanding letters of credit of $153.4 million and unconditional purchase obligations with suppliers of $292.2 million.

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

We sold our Fluid Handling business to CIRCOR International (“CIRCOR”), Inc., a Delaware corporation on December 11, 2017. Pursuant to a the Purchase Agreement signed on September 24, 2017, we retained the asbestos-related contingencies and insurance coverages. However, as we did not retain an interest in the ongoing operations of the business subject to the contingencies, we have classified asbestos-related activity in our Consolidated Statements of Operations as part of Income (loss) from discontinued operations, net of taxes. See Note 4, “Discontinued Operations” for further information.

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

See Note 18, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements for additional information regarding our asbestos liabilities and insurance assets.

Retirement Benefits

Pension obligations and other post-retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post-retirement expense recognized in future periods. These assumptions may also have an effect on the amount and timing of future cash contributions. See Note 16, “Defined Benefit Plans” in the accompanying Notes to Consolidated Financial Statements for further information.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our acquisitions. Indefinite-lived intangible assets consist of certain trade names.

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

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is performed and compared to the carrying value of that reporting unit. In certain instances, we may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value.

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

Due to continued declines in various end markets for the Air and Gas Handling reporting unit, we performed a quantitative analysis for this reporting unit as of September 30, 2017 as part of our annual goodwill impairment testing. In 2017, the quantitative Goodwill impairment assessment for the Air and Gas Handling reporting unit resulted in a calculated fair value lower than carrying value. As a result, an impairment charge of $150 million, which equaled the excess of the carrying value over the fair value, was recorded for the year ended December 31, 2017 in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations.

Due to changes in market multiples, weighted average cost of capital and, to a lesser extent, declines in certain end markets for the Air and Gas Handling reporting unit during the year, we decided to perform a quantitative analysis for this reporting unit as of September 29, 2018. The quantitative analysis resulted in a calculated fair value that was higher than the reporting unit’s carrying value by 9%. As a result, no impairment charges were recorded.

Due to the announced sale of the Air and Gas Handling reporting unit and the held for sale accounting treatment, we performed a quantitative analysis for impairment as of June 28, 2019 and again as of September 27, 2019. Based on the purchase price and the carrying value of the net assets being sold, the Company recorded an impairment loss of $481 million in the second quarter of 2019, which is included in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations. The impairment loss included a $449 million goodwill impairment charge and a $32 million valuation allowance charge on assets held for sale relating to the initial estimated cost to sell the business. An accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar. The Air and Gas Handling business sale was completed on September 30, 2019. See Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements for further information.

A qualitative assessment of Goodwill was performed for the Fabrication Technology reporting unit for the year ended December 31, 2019, 2018 and 2017, which indicated no impairment existed. Additionally, we performed a qualitative assessment of Goodwill for the Medical Technology reporting unit for the year ended December 31, 2019, which indicated no impairment existed.

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

During the annual impairment analysis for the year ended December 31, 2017, quantitative analyses were performed, as of September 30, 2017 for the Air and Gas Handling reporting unit trade names due to continued declines in various end markets. The analyses determined the fair value was lower than carrying value for one trade name, which resulted in an impairment charge of $2.5 million for that trade name. The calculated fair value of the trade name was $11.7 million and was included in Level Three of the fair value hierarchy. For another indefinite-lived intangible trade name, the analysis determined the fair value was marginally greater than its $22.1 million carrying value. Due to the announced sale of the Air and Gas Handling reporting unit and the held for sale accounting treatment, we evaluated the indefinite-lived intangible asset analysis for impairment as of June 28, 2019 and again as of September 27, 2019 and concluded no impairment existed. As previously noted, the Air and Gas Handling business sale was completed on September 30, 2019. See Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements for further information.

A qualitative assessment was performed for the Fabrication Technology reporting unit trade names for the year ended December 31, 2018 and 2017, which indicated no impairment existed. For the year ended December 31, 2019, we performed a combination of quantitative and qualitative assessments for the Fabrication Technology reporting unit trade names, which indicated no impairment existed.

Impairment charges related to Goodwill and Indefinite-lived intangible assets are included in Goodwill and intangible assets impairment charges in the Consolidated Statements of Operations, except for the divested Air and Gas Handling business which are recorded in Income (loss) from discontinued operations, net of taxes.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2019, we have Goodwill of $3.2 billion and indefinite lived trade names of $193.5 million that are subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

Income Taxes

We account for income taxes under the asset and liability method, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we consider various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. We recognize interest and penalties related to unrecognized tax benefits in the Income tax expense (benefit) in the Consolidated Statements of Operations. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $55.9 million as of December 31, 2019 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

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

Revenue Recognition

We account for revenue in accordance with Topic 606, “Revenue from Contracts with Customers,” which we adopted on January 1, 2018, using the full retrospective method. We recognize revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for transferring the goods or services. The nature of our contracts gives rise to certain types of variable consideration, including rebates and other discounts. We include estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved. Additionally, related to sales of our medical device products and services, we maintain provisions for estimated contractual allowances for reimbursement amounts from certain third-party payers based on negotiated contracts, historical experience for non-contracted payers, and the impact of new contract terms or modifications of existing arrangements with these customers. We report these allowances as a reduction to net sales.

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

Any recognized revenues in excess of customer billings are recorded as a component of Trade receivables. Billings to customers in excess of recognized revenues are recorded as a component of Accrued liabilities. Each contract is evaluated individually to determine the net asset or net liability position. Substantially all of our revenue is recognized at a point in time, and revenue recognition and billing typically occur simultaneously.

The period of benefit for our incremental costs of obtaining a contract would generally have less than a one-year duration; therefore, we apply the practical expedient available and expenses costs to obtain a contract when incurred.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire pool of customers. The allowance for doubtful accounts was $32.6 million and $26.8 million as of December 31, 2019 and 2018, respectively. The increase in the allowance for doubtful accounts in 2019 as compared to 2018 was primarily due to the DJO acquisition. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 3, “Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in short-term interest rates, foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities. We do not enter into derivative contracts for speculative purposes.

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. The majority of our borrowings as of December 31, 2019, including our Credit Facility, are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2019 would have increased Interest expense by $31.8 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2019, approximately 56% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under our Credit Facility and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2019 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $141 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of December 31, 2019, our open commodity futures contracts were not material.

See Note 17, “Financial Instruments and Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding our derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Colfax Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DJO Global, Inc. (DJO), which is included in the 2019 consolidated financial statements of the Company and constituted 52% of total assets, as of December 31, 2019 and 32% and 22% of total net sales and total operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DJO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colfax Corporation as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index 15(A)(2) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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
February 21, 2020

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colfax Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asbestos Liability
Description of the Matter
At December 31, 2019, the Company’s asbestos liability balance was $350.5 million. As discussed in Note 18 of the consolidated financial statements, certain of the Company’s subsidiaries are defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. The Company records an asbestos liability for probable pending and future claims over the period that the Company believes it can reasonably estimate such claims.
Auditing the asbestos liability was complex and highly judgmental due to the significant estimation of numerous variables required in determining the asbestos obligation. In particular, the estimates were sensitive to significant assumptions such as the period of time over which claims activity can be reasonably predicted, the estimated rate of decline in future asbestos-related claims, the rate at which claims are disposed, the lag between when claims are filed and subsequently settled, and settlement values. These assumptions have a significant effect on the asbestos liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the asbestos liability, including controls related to estimates of expected future claims and other key assumptions underlying the calculation of the obligation. We also tested management’s controls over the completeness and accuracy of the data used in the calculation.
To audit the asbestos liability recorded by management, we performed procedures that included, among others, evaluating the methodology applied and the significant assumptions used in the Company’s calculation. For example, we assessed management’s assumptions for the nature and rate of future claims, claims disposition and settlement patterns by comparing these assumptions to the Company’s historical experience and industry data. We considered the Company’s historical data and industry data in evaluating the adequacy of the Company’s projections. We developed, with the assistance of an internal actuarial specialist, an independent range of estimated asbestos liability. We tested the completeness and accuracy of the claims data used by management. We also performed analyses to determine the sensitivity of changes in certain assumptions, such as the period over which claims can be estimated, to the calculated liability.

Valuation of Acquired Intangible Assets
Description of the Matter
During 2019, the Company completed its acquisition of DJO Global, Inc. (“DJO”) for net consideration of $3.15 billion, and recognized identifiable intangible assets of $1.2 billion, as disclosed in Note 5 to the consolidated financial statements. The transaction was accounted for as a business combination.
Auditing the Company's purchase accounting for its acquisition of DJO was complex due to the significant estimation required by management to determine the fair value of the acquired intangible assets. The estimation complexity was primarily due to the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., projected cash flows, revenue growth rates, operating margin, royalty rates, and customer attrition rates). These significant assumptions relate to the future performance of the acquired business, are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. For example, we tested controls over the recognition and measurement of intangible assets, including the valuation models and underlying assumptions used to develop such estimates. We also tested management’s controls over the completeness and accuracy of the data used in the model.
To audit the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's valuation models and testing the significant assumptions used in the models, as well as testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, and to the historical results of the acquired business. We also involved internal valuation specialists to assist in our evaluation of the significant assumptions and those procedures included the completion of independent calculations of the acquired intangible assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Baltimore, Maryland
February 21, 2020

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2019	2018	2017

Net sales	$3,327,458	$2,193,083	$1,937,282
Cost of sales	1,926,402	1,463,707	1,265,703
Gross profit	1,401,056	729,376	671,579
Selling, general and administrative expense	1,132,149	548,763	500,648
Restructuring and other related charges	65,295	29,077	35,333
Operating income	203,612	151,536	135,598
Pension settlement loss (gain)	33,616	(39)	46,933
Interest expense, net	119,503	49,083	40,106
Loss on short-term investments	—	10,128	—
Income from continuing operations before income taxes	50,493	92,364	48,559
Income tax expense (benefit)	31,630	(29,508)	2,483
Net income from continuing operations	18,863	121,872	46,076
Income (loss) from discontinued operations, net of taxes	(536,009)	32,601	123,431
Net income (loss)	(517,146)	154,473	169,507
Less: income attributable to noncontrolling interest, net of taxes	10,500	14,277	18,417
Net income (loss) attributable to Colfax Corporation	$(527,646)	$140,196	$151,090
Net income (loss) per share - basic
Continuing operations	$0.10	$1.01	$0.36
Discontinued operations	$(3.99)	$0.16	$0.86
Consolidated operations	$(3.89)	$1.17	$1.23
Net income (loss) per share - diluted
Continuing operations	$0.10	$1.00	$0.36
Discontinued operations	$(3.99)	$0.16	$0.86
Consolidated operations	$(3.89)	$1.16	$1.22

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(517,146)	$154,473	$169,507
Other comprehensive income (loss):
Foreign currency translation, net of tax of $2,248, $3,018, and $(2,433), respectively	(47,734)	(249,907)	269,432
Unrealized gain (loss) on hedging activities, net of tax of $1,574, $5,273, and $(19,569), respectively	5,832	14,745	(23,593)
Unrealized gain on available-for-sale securities, net of tax of $2,808 in 2017	—	—	5,152
Changes in unrecognized pension and other post-retirement benefit cost, net of tax of $(3,980), $366, and $4,882, respectively	(27,931)	10,116	4,167
Amounts reclassified from Accumulated other comprehensive income:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax of $779, $805, and $2,463, respectively	2,597	3,623	6,875
Amortization of pension and other post-retirement prior service cost, net of tax of $0, $(411), and $37, respectively	32	(1,998)	93
Divestiture-related recognition of foreign currency translation, pension, and other post-retirement cost, net of tax of $0, $0, and $27,518, respectively	291,263	—	167,857
Other comprehensive income (loss)	224,059	(223,421)	429,983
Comprehensive income (loss)	(293,087)	(68,948)	599,490
Less: comprehensive income (loss) attributable to noncontrolling interest	(97,101)	(8,491)	34,427
Comprehensive income (loss) attributable to Colfax Corporation	$(195,986)	$(60,457)	$565,063

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,632	$77,153
Trade receivables, less allowance for doubtful accounts of $32,634 and $26,844	561,865	386,588
Inventories, net	571,558	359,655
Other current assets	161,190	137,801
Current portion of assets held for sale	—	997,244
Total current assets	1,404,245	1,958,441
Property, plant and equipment, net	491,241	327,155
Goodwill	3,202,517	1,497,832
Intangible assets, net	1,719,019	628,300
Lease asset - right of use	173,320	—
Other assets	396,490	463,525
Assets held for sale, less current portion	—	1,740,705
Total assets	$7,386,832	$6,615,958

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,642	$5,020
Accounts payable	359,782	291,233
Accrued liabilities	469,890	290,844
Current portion of liabilities held for sale	—	612,248
Total current liabilities	857,314	1,199,345
Long-term debt, less current portion	2,284,184	1,192,408
Non-current lease liability	136,399	—
Other liabilities	619,307	651,864
Liabilities held for sale, less current portion	—	95,395
Total liabilities	3,897,204	3,139,012
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 118,059,082 and 117,275,217 issued and outstanding as of December 31, 2019 and 2018, respectively	118	117
Additional paid-in capital	3,445,597	3,057,982
Retained earnings	479,560	991,838
Accumulated other comprehensive loss	(483,845)	(780,177)
Total Colfax Corporation equity	3,441,430	3,269,760
Noncontrolling interest	48,198	207,186
Total equity	3,489,628	3,476,946
Total liabilities and equity	$7,386,832	$6,615,958

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2017	122,780,261	$123	$3,199,682	$685,411	$(988,345)	$196,473	$3,093,344
Cumulative effect of accounting change	—	—	—	9,989	—	—	9,989
Net income	—	—	—	151,090	—	18,417	169,507
Distributions to noncontrolling owners	—	—	—	—	—	(4,051)	(4,051)
Other comprehensive income, net of tax of $15.7 million	—	—	—	—	413,973	16,010	429,983
Common stock-based award activity	465,566	—	28,492	—	—	—	28,492
Balance at December 31, 2017	123,245,827	123	3,228,174	846,490	(574,372)	226,849	3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	140,196	—	14,277	154,473
Distributions to noncontrolling owners	—	—	—	—	—	(11,172)	(11,172)
Other comprehensive loss, net of tax of $9.1 million	—	—	—	—	(200,653)	(22,768)	(223,421)
Common stock repurchases	(6,449,425)	(6)	(199,994)	—	—	—	(200,000)
Common stock-based award activity	478,815	—	29,802	—	—	—	29,802
Balance at December 31, 2018	117,275,217	117	3,057,982	991,838	(780,177)	207,186	3,476,946
Cumulative effect of accounting change	—	—	—	15,368	(15,368)	—	—
Net income (loss)	—	—	—	(527,646)	—	10,500	(517,146)
Distributions to noncontrolling owners	—	—	—	—	—	(12,379)	(12,379)
Noncontrolling interest share repurchase	—	—	(24,037)	—	(19,960)	(49,508)	(93,505)
Other comprehensive income, net of tax of $1.0 million	—	—	—	—	331,660	(107,601)	224,059
Issuance of Tangible Equity Units	—	—	377,814	—	—	—	377,814
Common stock-based award activity	783,865	1	33,838	—	—	—	33,839
Balance at December 31, 2019	118,059,082	$118	$3,445,597	$479,560	$(483,845)	$48,198	$3,489,628
See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(517,146)	$154,473	169,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Divestiture impairment loss	449,000	—	—
Impairment of goodwill, intangibles and property, plant and equipment	—	7,086	183,751
Depreciation, amortization and other impairment charges	236,026	141,877	132,203
Stock-based compensation expense	21,960	25,103	21,548
Non-cash interest expense	9,937	4,415	4,519
Loss on short-term investments	—	10,128	—
Deferred income tax expense (benefit)	(590)	(66,573)	12,066
Loss (gain) on sale of property, plant and equipment	61	(21,108)	(11,243)
(Gain) loss on sale of business	(14,233)	4,337	(308,388)
Pension settlement loss (gain)	77,390	(39)	46,933
Changes in operating assets and liabilities:
Trade receivables, net	49,924	(72,405)	(44,345)
Inventories, net	(44,887)	(47,156)	(34,023)
Accounts payable	(119,325)	70,085	10,266
Changes in other operating assets and liabilities	(17,169)	16,144	35,976
Net cash provided by operating activities	130,948	226,367	218,770
Cash flows from investing activities:
Purchases of property, plant and equipment	(125,402)	(69,646)	(68,765)
Proceeds from sale of property, plant and equipment	7,781	34,829	21,224
Acquisitions, net of cash received	(3,151,056)	(290,918)	(346,764)
Proceeds from sale of business, net	1,635,920	18,404	490,308
Sale of short-term investments, net	—	139,480	—
Other, net	—	—	(6,127)
Net cash (used in) provided by investing activities	(1,632,757)	(167,851)	89,876
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	1,725,000	—	—
Payments under term credit facility	(1,387,500)	(131,250)	(65,628)
Proceeds from borrowings on revolving credit facilities and other	2,045,083	1,271,051	1,046,457
Repayments of borrowings on revolving credit facilities and other	(2,273,802)	(981,563)	(1,632,658)
Proceeds from borrowings on senior unsecured notes	1,000,000	—	374,450
Payment of debt issuance costs	(23,380)	—	—
Proceeds from prepaid stock purchase contracts	377,814	—	—
Proceeds from issuance of common stock, net	11,879	4,699	6,944
Payment for noncontrolling interest share repurchase	(93,505)	—	—
Payments for common stock repurchases	—	(200,000)	—
Other	(12,095)	(10,090)	(10,012)
Net cash provided by (used in) financing activities	1,369,494	(47,153)	(280,447)
Effect of foreign exchange rates on Cash and cash equivalents	(3,072)	(28,363)	12,090
(Decrease) increase in Cash and cash equivalents	(135,387)	(17,000)	40,289
Cash and cash equivalents, beginning of period	245,019	262,019	221,730
Cash and cash equivalents, end of period	$109,632	$245,019	$262,019
Supplemental Disclosure of Cash Flow Information:
Non-cash consideration received from sale of business	$—	$—	$206,415
Interest payments	$139,268	$50,389	$43,496
Income tax payments, net	$134,915	$97,452	$70,668
See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Colfax Corporation (the “Company” or “Colfax”) is a leading diversified technology company that provides fabrication technology and medical device products and services to customers around the world under the ESAB and DJO brands. The Company completed the purchase of DJO Global, Inc. (“DJO”) on February 22, 2019. See Note 5, “Acquisitions”, for further information. Previously, the Company provided air and gas handling products and services under the Howden brand. On September 30, 2019, Colfax completed the sale of its Air and Gas Handling business pursuant to the previously disclosed purchase agreement, dated May 15, 2019. See Note 4, “Discontinued Operations”, for further information.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities or joint ventures for which the Company has a controlling financial interest or is the primary beneficiary. When protective rights, substantive rights or other factors exist, further analysis is performed in order to determine whether or not there is a controlling financial interest. The Consolidated Financial Statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the noncontrolling parties’ ownership share is presented as a noncontrolling interest. All significant intercompany accounts and transactions have been eliminated.

Equity Method Investments

Investments in joint ventures, where the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are reviewed periodically for indications of other-than-temporary impairment, including, but not limited to, significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees. If the decline in fair value is considered to be other than temporary, an impairment loss is recorded and the investment is written down to a new carrying value. Investments in joint ventures acquired in a business combination are recognized in the opening balance sheet at fair value.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, “Revenue from Contracts with Customers,” which the Company adopted on January 1, 2018, using the full retrospective method. The Company recognizes revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods or services. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent the Company’s best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved. Additionally, related to sales of its medical device products and services, the Company maintains provisions for estimated contractual allowances for reimbursement amounts from certain third-party payers based on negotiated contracts, historical experience for non-contracted payers, and the impact of new contract terms or modifications of existing arrangements with these customers. We report these allowances as a reduction to net sales.

The Company provides a variety of products and services to its customers. Most of the Company’s contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer.

A majority of revenue recognized by the Company relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon shipment of the product in these circumstances, revenue is generally recognized at that point in time. Revenue recognition and billing typically occur simultaneously for contracts recognized at a point in time. Therefore, we do not have material revenues in excess of customer billings or billings to customers in excess of recognized revenues.

For service contracts, the Company recognizes revenue ratably over the period of performance as the customer simultaneously receives and consumes the benefits of the services provided. The Company applies the available practical expedient involving

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the existence of a significant financing component. As the Company generally does not receive payments greater than one year in advance or arrears of revenue recognition, the Company does not consider any arrangements to include financing components.

The period of benefit for the Company’s incremental costs of obtaining a contract generally have less than a one-year duration; therefore, the Company applies the practical expedient available and expenses costs to obtain a contract when incurred.

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

Research and Development Expense

Research and development costs of $61.8 million, $34.2 million and $32.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

Interest Expense, Net

Interest expense, net includes interest income of $3.2 million, $2.5 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, primarily associated with interest bearing deposits of certain foreign subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less. Cash and cash equivalents for the divested Air & Gas Handling business is presented within Current portion of assets held for sale on the Consolidated Balance Sheets at December 31, 2018. See Note 4, “Discontinued Operations”, for further information.

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

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost (determined under various methods including average cost, last-in, first-out and first-in, first-out, but predominantly first-in, first-out) or net realizable value. The value of inventory stated using the last-in, first-out method as of December 31, 2019 and 2018 was $121.8 million and $103.9 million, respectively. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records as a charge to Cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

Property, Plant and Equipment

Property, plant and equipment, net is stated at historical cost, which includes the fair values of such assets acquired through acquisitions. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset.  The Company capitalizes surgical implant instruments that are provided to surgeons, free of charge, for use while implanting our products and the related depreciation expense is recorded as a component of Selling, general and administrative expense.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Indefinite-lived intangible assets consist of certain trade names.

The Company evaluates the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. The annual impairment test date elected by the Company is the first day of our fourth quarter. Goodwill and indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its fair value. The Company currently has two reporting units: Medical Technology and Fabrication Technology.

In the evaluation of goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is not more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the reporting unit’s carrying value over its fair value.

When a quantitative impairment test is needed, the Company measures fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include: the weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

A qualitative annual impairment assessment of Goodwill was performed for the Fabrication Technology reporting unit for the years ended December 31, 2019, 2018 and 2017, which indicated no impairment existed. A qualitative annual impairment assessment of Goodwill was also performed for our Medical Technology reporting unit for the year ended December 31, 2019, which indicated no impairment existed.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is not more likely than not for the indefinite-lived intangible asset’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated. A combination of quantitative and qualitative assessment was performed for the Fabrication Technology reporting unit trade names for the years ended December 31, 2019, 2018 and 2017, which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. A portion of the Company’s acquired customer relationships is being amortized on an accelerated basis over periods ranging from seven to 25 years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangible assets are being amortized on a straight-line basis over their estimated useful lives, generally ranging from two to twenty years.

The Company assesses its long-lived assets and finite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss equal to the difference between the carrying amount of the asset and its fair value would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. Assets held for sale are reported at the lower of the carrying

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques.

The Company recorded asset impairment losses related to facility closures totaling $4.2 million, $5.5 million and $31.0 million during the years ended December 31, 2019, 2018 and 2017, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Operations. The aggregate carrying value of these assets subsequent to impairment was $44.6 million, $39.8 million and $53.7 million as of December 31, 2019, 2018 and 2017, respectively.
Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis. The Company issued senior unsecured notes with an aggregate principal amount of €350 million (as defined and further discussed in Note 13, “Debt”) during the year ended December 31, 2017, which has been designated as a net investment hedge in order to mitigate a portion of its foreign currency risk.

Derivative instruments are generally recognized on a gross basis in the Consolidated Balance Sheets in either Other current assets, Other assets, Accrued liabilities or Other liabilities depending upon their respective fair values and maturity dates. The Company designates a portion of its foreign exchange contracts as cash flow hedges. For all instruments designated as hedges, including net investment hedges and cash flow hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Company assesses whether the relationship between the hedging instrument and the hedged item is highly effective at offsetting changes in the fair value both at inception of the hedging relationship and on an ongoing basis. For cash flow hedges and net investment hedges, unrealized gains and losses are recognized as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets to the extent that it is effective at offsetting the change in the fair value of the hedged item and realized gains and losses are recognized in the Consolidated Statements of Operations consistent with the underlying hedged instrument.

The Company does not enter into derivative contracts for speculative purposes.

See Note 17, “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

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

The activity in the Company’s warranty liability, which is included in Accrued liabilities and Other liabilities in the Company’s Consolidated Balance Sheets, consisted of the following:

	Year Ended December 31,
	2019	2018
	(In thousands)
Warranty liability, beginning of period	$12,312	$10,949
Accrued warranty expense	6,038	7,239
Changes in estimates related to pre-existing warranties	1,668	1,709
Cost of warranty service work performed	(9,502)	(8,559)
Acquisition-related liability	5,520	1,556
Foreign exchange translation effect	(508)	(582)
Warranty liability, end of period	$15,528	$12,312

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Company’s Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense (benefit) in the period that includes the enactment date.

Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through Income tax expense (benefit) and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in the Income tax expense (benefit) in the Consolidated Statements of Operations.

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

During the year ended December 31, 2019, the Company recognized net foreign currency transaction gains of $0.5 million and net foreign currency transaction loss of $0.7 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statements of Operations. During the year ended December 31, 2018, the Company recognized net foreign currency transaction loss of $1.4 million and $7.8 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statements of Operations. During the year ended December 31, 2017, the Company recognized net foreign currency transaction gain of $3.1 million and net foreign currency transaction loss of $2.7 million in Interest expense and Selling, general and administrative expense, respectively, in the Consolidated Statements of Operations.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Net deferred issuance costs of $12.1 million and $6.9 million, respectively, were included in the Consolidated Balance Sheets as of December 31, 2019 and 2018, which includes $26.1 million and $14.6 million, respectively, of accumulated amortization. As of December 31, 2019, $6.1 million and $6.0 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. As of December 31, 2018, $2.2 million and $4.7 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. Further, the carrying value of debt is reduced by an original issue discount, which is accreted to Interest expense using the effective interest method over the term of the related obligation. See Note 13, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The Company makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the period presented. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations. The amounts related to the Air and Gas Handling business, which was sold on September 30, 2019, are presented as Discontinued Operations in the Consolidated Statements of Operations. The net assets of the Air and Gas Handling business as of December 31, 2018 are presented as Held for Sale.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2019

Standards Adopted	Description	Effective Date
ASU 2016-02, Leases (Topic 842)
The standard requires a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. The standard also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The Company adopted ASU No. 2016-02, “Leases (Topic 842)”, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which among other things, allowed historical lease classification to be carried forward. Additionally, the Company elected the practical expedient approach to consolidate less significant non-lease components into the lease component for all asset classes. The Company made an accounting policy election, as permitted by Topic 842, to only record a right-of-use asset and related liability for leases with an initial term in excess of 12 months. The Company recognizes those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company has recognized a right-of-use asset of $173.3 million, with corresponding related lease liabilities on the Consolidated Balance Sheet. For more information, refer to Note 12, “Leases”.

January 1, 2019
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard provides entities the option to reclassify to retained earnings the tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) related to items stranded in accumulated other comprehensive income. The guidance was applied retrospectively as of January 1, 2019. As a result of this accounting guidance, $15.4 million of tax benefit previously booked to Other Comprehensive Income was reclassified to retained earnings.

January 1, 2019

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Guidance to be Implemented

Standards Pending Adoption	Description	Anticipated Impact	Effective/Adoption Date
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The ASU eliminates the probable initial recognition threshold under current U.S. GAAP and broadens the information an entity must consider when developing its expected credit loss estimates to include forward-looking information. The standard applies to most financial assets held at amortized costs, as well as certain other instruments. Under the current expected credit loss “(CECL)” model, entities must estimate losses over the entire contractual term of the asset from the date of initial recognition. In determining expected losses, consideration must be given to historical loss experience, current conditions, and reasonable and supportable forecasts incorporating forward looking information.

This accounting standard update is effective for the Company prospectively beginning January 1, 2020. The Company has selected a compliant methodology, and the new guidance is not expected to have a material impact on the Company’s trade receivables or results of operations.

January 1, 2020
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The ASU modifies the disclosure requirements for fair value measurements.	This accounting standard update impacts disclosure only. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.	January 1, 2020
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This accounting standard update impacts disclosure only. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures and the timing of adoption.	January 1, 2021
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of accounting for income taxes.
		The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2021

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Discontinued Operations

Sale of Air and Gas Handling Business

As discussed previously in Note 1, “Organization and Nature of Operations,” the Company completed the sale of its Air and Gas Handling business in the Company’s fiscal fourth quarter on September 30, 2019. The accounting requirements for reporting a business to be divested as a discontinued operation were met as of the end of the second quarter of 2019. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as a discontinued operation.

The total consideration for the sale was $1.8 billion, including $1.67 billion in cash paid at closing, subject to certain adjustments pursuant to the purchase agreement, and the assumption by the Purchaser of certain liabilities and minority interests.

Based on the purchase price and the carrying value of the net assets being sold, the Company recorded an impairment loss of $481 million in the second quarter of 2019, which is included in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations. The impairment loss included a $449 million goodwill impairment charge and a $32 million valuation allowance charge on assets held for sale relating to the initial estimated cost to sell the business. An accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar. The total divestiture-related expenses incurred for the Air and Gas Handling sale was $48.6 million for the year ended December 31, 2019.

The Company recorded a pre-tax gain on disposal of $14.2 million which is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations.

In connection with the purchase agreement, the Company entered into various agreements to provide a framework for its relationships after the disposition, including a transition services agreement. The amounts to be billed for future transition services under the above agreements are not expected to be material to the Company’s results of operations.

The key components of Income (loss) from discontinued operations, net of taxes related to the Air and Gas Handling business for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net sales	$998,793	$1,473,729	$1,362,902
Cost of sales	689,004	1,070,266	1,005,006
Selling, general and administrative expense	194,589	269,447	231,692
Restructuring and other related charges	13,354	48,609	33,018
Goodwill impairment charge	449,000	—	152,700
Divestiture-related expense(1)	48,640	—	—
Operating income (loss)	(395,794)	85,407	(59,514)
Interest expense (income)(2)	47,553	(5,031)	1,031
Pension settlement loss	43,774	—	—
Gain on disposal	14,233	—	—
Income (loss) from discontinued operations before income taxes	(472,888)	90,438	(60,545)
Income tax expense (3)	44,062	29,487	40,071
Income (loss) from discontinued operations, net of taxes	$(516,950)	$60,951	$(100,616)

(1) Primarily related to professional and consulting fees associated with the divestiture including seller due diligence and preparation of regulatory filings, as well as other disposition-related activities.
(2) The Company reclassified the portion of its interest expense associated with the mandatory pay down of the Term Loan Facilities using net proceeds from the sale of the business.
(3) Income tax expense for the year ended December 31, 2019 is largely due to nondeductible items that do not provide a tax benefit on the loss.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income attributable to noncontrolling interest related to the Air and Gas Handling business, net of taxes was $5.9 million, $13.6 million, and $16.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the the major classes of assets and liabilities held for sale that were included in the Company’s consolidated balance sheets as of December 31, 2018.

December 31, 2018
(In thousands)
ASSETS HELD FOR SALE
Cash and Cash equivalents	$167,866
Trade receivables, less allowance for doubtful accounts of $8,308	602,830
Inventories, net	136,880
Other current assets	89,668
Property, plant and equipment, net	176,189
Goodwill	1,078,785
Intangible assets, net	384,613
Other assets	101,118
Total assets held for sale	2,737,949
Less: current portion	997,244
Total assets held for sale, less current portion	$1,740,705

LIABILITIES HELD FOR SALE
Current portion of long-term debt	$1,314
Accounts payable	349,434
Customer advances and billings in excess of costs incurred	130,480
Accrued liabilities	131,020
Other liabilities	95,395
Total liabilities held for sale	707,643
Less: current portion	612,248
Total liabilities held for sale, less current portion	$95,395

Cash used in operating activities of discontinued operations related to the sale of the Air and Gas Handling business for the year ended December 31, 2019 was $18.1 million. Cash provided by operating activities of discontinued operations related to the sale of the Air and Gas Handling business for the years ended December 31, 2018 and 2017 was $127.8 million and $48.0 million, respectively. Cash used in investing activities of discontinued operations related to the sale of the Air and Gas Handling business was $27.5 million, $43.6 million and $244.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

During the second quarter of 2018, the Company sold its CIRCOR Shares for $139.5 million, net of $5.8 million of underwriters' fees. The related loss of $10.1 million on the disposition of the shares was recorded in Loss on short-term investments in the Consolidated Statements of Operations for the year ended December 31, 2018 and was reflected in the Company’s continuing operations.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key components of Income (loss) from discontinued operations related to the Fluid Handling business for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net sales	$—	$—	$436,682
Cost of sales	—	—	294,946
Selling, general and administrative expense(1)	23,106	7,156	118,740
Divestiture-related expense, net(2)	—	4,321	5,257
Restructuring and other related charges(3)	—	—	(6,768)
Operating income (loss)	(23,106)	(11,477)	24,507
Interest income(4)	—	—	473
Gain (loss) on disposal	—	(4,337)	308,388
Income (loss) from discontinued operations before income taxes	(23,106)	(15,814)	333,368
Income tax expense (benefit)(5)	(4,047)	12,536	109,321
Income (loss) from discontinued operations, net of taxes	$(19,059)	$(28,350)	$224,047

(1) Pursuant to the Purchase Agreement, the Company retained its asbestos-related contingencies and insurance coverages. However, as the Company did not retain an interest in the ongoing operations of the business subject to the contingencies, the Company has classified asbestos-related activity in its Consolidated Statements of Operations as part of Loss from discontinued operations. See Note 18, “Commitments and Contingencies” for further information.
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
(4) Interest expense was not allocated to the discontinued operations related to the Fluid Handling business.
(5) Income tax expense for the year ended December 31, 2018 includes incremental tax expense due to changes in the estimated gain allocation by jurisdiction.

Cash used by operating activities of discontinued operations related to the Fluid Handling business was $2.5 million and $5.6 million for the years ended December 31, 2019 and 2018, respectively, which primarily includes net cash outflows related to asbestos claims. Cash provided by operating activities of discontinued operations related to the Fluid Handling business was $65.2 million for the year ended December 31, 2017. Cash used in investing activities of discontinued operations was $10.1 million for the year ended December 31, 2017.

5. Acquisitions

On February 22, 2019, Colfax completed the purchase of DJO pursuant to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated November 19, 2018. Colfax paid an aggregate net purchase price of $3.15 billion, subject to certain adjustments set forth in the Merger Agreement (the “Purchase Price”). See Note 14, “Equity” and Note 13, “Debt” for a discussion of the respective financing components of the DJO acquisition.

DJO is a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, and services spanning the full continuum of patient care, from injury prevention to rehabilitation. DJO has approximately 5,000 employees across 18 locations around the world. The acquisition is expected to evolve the Company to higher margins, faster growth, and lower cyclicality, while providing opportunities for significant bolt-on and adjacent acquisitions over time. The value included as Goodwill for this acquisition is reflective of these expected benefits in conjunction with anticipated synergies as the Company uses Colfax Business System (“CBS”) to drive further operating improvement, margin expansion, and long-term growth. CBS is the Company’s business management system, combining a comprehensive set of tools and repeatable, teachable processes, that the Company uses to create superior value for its customers, shareholders and associates.

During the year ended December 31, 2019, the Company incurred $60.8 million of advisory, legal, audit, valuation and other professional service fees in connection with the DJO acquisition, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations. As of December 31, 2019, there is $2.3 million related to these expenses included in Accrued liabilities in the Consolidated Balance Sheet.

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

	Year Ended December 31,
	2019	2018
	(In thousands)
Net sales	$3,496,624	$3,395,018
Net income from continuing operations attributable to Colfax Corporation	105,491	97,410

The following table summarizes the Company’s current estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition. The assets acquired and liabilities assumed, as detailed below, are subject to adjustment, principally for income taxes, which could be material. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

February 22, 2019
(In thousands)
Trade receivables	$155,728
Inventories	198,550
Property, plant and equipment	169,526
Goodwill	1,672,053
Intangible assets	1,202,000
Accounts payable	(105,607)
Other assets and liabilities, net	(156,632)
Total	3,135,618
Less: net assets attributable to noncontrolling interest	(1,861)
Consideration, net of cash acquired	$3,133,757

The following table summarizes Intangible assets acquired, excluding Goodwill, as of February 22, 2019:

	Intangible Asset	Weighted-Average Amortization Period
	(In thousands)	(Years)

Trademarks	$371,000	20
Customer relationships	459,000	9
Acquired technology	372,000	13
Intangible assets	$1,202,000

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

General

During the years ended December 31, 2019, 2018 and 2017, the Company’s Consolidated Statements of Operations included $1,080.4 million, $78.9 million, and $21.4 million of Net sales associated with acquisitions consummated during the respective period. Net Income attributable to Colfax Corporation common shareholders associated with acquisitions consummated during the year ended December 31, 2019 was $57.3 million. Net Income attributable to Colfax Corporation common shareholders associated with acquisitions consummated during the years ended December 31, 2018 and 2017 was not material for each respective period.

Acquisitions consummated during the year ended December 31, 2019 are accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed reported on the Consolidated Balance Sheets represent the Company’s best estimate.

6. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company further disaggregates its Fabrication Technology revenue into the following product groups:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Equipment	$703,024	$623,987	$557,130
Consumables	1,544,002	1,569,096	1,380,152
Total	$2,247,026	$2,193,083	$1,937,282

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

Year Ended
December 31, 2019
(In thousands)
Prevention & Rehabilitation	$766,429
Reconstructive	314,003
Total	$1,080,432

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of December 31, 2019 is immaterial.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances for both over-time and point-in-time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2019, 2018 and 2017, total contract liabilities were $14.8 million, $13.0 million and $17.3 million, respectively. During the years ended December 31, 2019 and 2018, revenue recognized that was included in the contract liability balance at the beginning of the respective year was $13.0 million and $17.3 million.

7. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Computation of Net income per share from continuing operations:
Net income from continuing operations attributable to Colfax Corporation (1)	$14,245	$121,211	$44,503
Weighted-average shares of Common stock outstanding - basic	135,716,944	120,288,297	123,229,806
Net income per share from continuing operations - basic	$0.10	$1.01	$0.36

Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Colfax Corporation (1)	$14,245	$121,211	$44,503
Weighted-average shares of Common stock outstanding - basic	135,716,944	120,288,297	123,229,806
Net effect of potentially dilutive securities - stock options and restricted stock units	949,942	506,759	766,395
Weighted-average shares of Common stock outstanding - diluted	136,666,886	120,795,056	123,996,201
Net income per share from continuing operations - diluted	$0.10	$1.00	$0.36

(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes, of $4.6 million, $0.7 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. See Note 14, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2019, 2018 and 2017 excludes 4.3 million, 3.4 million and 5.0 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

Income from continuing operations before income taxes and Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic operations	$(129,182)	$(60,352)	$(60,159)
Foreign operations	179,675	152,716	108,718
	$50,493	$92,364	$48,559
Income tax expense (benefit):
Current:
Federal	$811	$(15,132)	$36,236
State	6,712	816	(1,450)
Foreign	56,477	41,831	23,686
	$64,000	$27,515	$58,472
Deferred:
Domestic operations	$(24,151)	$(21,908)	$(54,958)
Foreign operations	(8,219)	(35,115)	(1,031)
	(32,370)	(57,023)	(55,989)
	$31,630	$(29,508)	$2,483

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Income tax expense (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$10,677	$19,392	$16,988
State taxes	(5,358)	(3,543)	(209)
Effect of tax rates on international operations	(14,115)	(5,877)	(17,735)
Change in enacted international tax rates	(2,843)	(2,403)	536
Changes in valuation allowance	11,196	(11,577)	105
Changes in tax reserves	1,119	(1,704)	(9,623)
Tax Act - re-measurement of U.S. deferred taxes	—	(667)	(54,988)
Tax Act - mandatory repatriation taxes	—	(10,804)	52,431
Non-deductible impairment expenses	—	—	—
Research and development tax credits	(4,029)	(7,123)	—
Foreign tax credits	—	(16,120)	—
Net items not deductible in an international jurisdiction	10,060	12,077	10,019
SubPart F and GILTI	14,108	7,065	6,108
US Deal Costs and other non-deductibles	6,270	—
Other	4,545	(8,224)	(1,149)
Income tax expense (benefit)	$31,630	$(29,508)	$2,483

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The significant components of deferred tax assets and liabilities included in continuing operations and assets held for sale, in addition to the reconciliation of the beginning and ending amount of gross unrecognized tax benefits, are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$11,295	$17,053
Expenses currently not deductible	131,921	77,888
Net operating loss carryforward	342,442	153,967
Tax credit carryforward	16,727	22,805
Depreciation and amortization	6,487	11,560
Other	42,407	45,131
Valuation allowance	(149,037)	(148,023)
Deferred tax assets, net	$402,242	$180,381
Deferred tax liabilities:
Depreciation and amortization	$(415,888)	$(263,324)
U.K. and other foreign benefit obligation	—	(19,514)
Inventory	(3,694)	(11,891)
Outside basis differences and other	(84,706)	(104,886)
Total deferred tax liabilities	$(504,288)	$(399,615)
Total deferred tax liabilities, net	$(102,046)	$(219,234)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2019, the valuation allowance increased from $148.0 million to $149.0 million with a net increase of $11.2 million recognized in Income tax expense (benefit), $9.1 million increase attributed to an acquired company, a $18.6 million decrease primarily attributable to the Air and Gas Handling divestiture and a $0.7 million decrease related to changes in foreign currency rates. Consideration was given to tax planning strategies and future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $703.2 million expiring in years 2022 through 2037 and $166.1 million that may be carried forward indefinitely. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. At December 31, 2019 the Company also has $520.0 million foreign net operating loss carryforwards primarily in Brazil, Germany, the Netherlands, Sweden, Switzerland, and the United Kingdom that may be subject to local tax restrictive limitations including changes in ownership. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than five percent of the available net operating losses.

The Company has U.S. foreign tax and R&D tax credits that may be used to offset U.S. tax in previous or future tax periods subject to Section 382 and other federal provisions. The Company’s $8.9 million foreign tax credit can be carried back one year and can be carried forward to tax years through 2027-2029. The Company’s $9.9 million R&D credit can be carried back one year and can be carried forward to tax years through 2020-2039. The Company also has approximately $3.4 million of minimum tax credit carryforward which may offset the regular tax liability for any taxable year after 2018 or are refundable through 2022.

For the year ended December 31, 2019, all undistributed earnings of the Company’s foreign subsidiaries, which are indefinitely reinvested outside the U.S., were provisionally estimated to be $103.2 million. The Company’s assessment of the amount of deferred tax liability that would have been recognized had such earnings not been indefinitely reinvested is not reasonably determinable.

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

(In thousands)
Balance, December 31, 2016	$59,208
Addition for tax positions taken in prior periods	1,521
Addition for tax positions taken in the current period	424
Reductions related to settlements with taxing authorities	(10,708)
Reductions resulting from a lapse of applicable statute of limitations	(3,677)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(5,750)
Balance, December 31, 2017	$41,018
Addition for tax positions taken in prior periods	2,525
Addition for tax positions taken in the current period	240
Reductions related to settlements with taxing authorities	(461)
Reductions resulting from a lapse of applicable statute of limitations	(4,477)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(1,224)
Balance, December 31, 2018	$37,621
Acquisitions and divestitures	18,248
Addition for tax positions taken in prior periods	1,441
Addition for tax positions taken in the current period	2,054
Reductions related to settlements with taxing authorities	(118)
Reductions resulting from a lapse of applicable statute of limitations	(3,643)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(123)
Balance, December 31, 2019	$55,480

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to the United States, Germany, Indonesia, the Netherlands, Mexico, Brazil and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2006 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2014.

The Company’s total unrecognized tax benefits were $55.5 million and $37.6 million as of December 31, 2019 and 2018, respectively, inclusive of $5.7 million and $4.1 million respectively, of interest and penalties. The Company records interest and penalties on uncertain tax positions as a component of Income tax expense (benefit), which was $1.0 million, $1.1 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2019 and 2018:

	Medical Technology	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2018	$—	$1,430,372	$1,430,372
Goodwill attributable to acquisitions(1)	—	113,354	113,354
Impact of foreign currency translation	—	(45,894)	(45,894)
Balance, December 31, 2018	—	1,497,832	1,497,832
Goodwill attributable to acquisitions(1)	1,674,328	8,406	1,682,734
Impact of foreign currency translation	(1,407)	23,358	21,951
Balance, December 31, 2019	$1,672,921	$1,529,596	$3,202,517
Accumulated goodwill impairment as of December 31, 2019	$—	$—	$—

(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5, “Acquisitions”.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Indefinite-Lived Intangible Assets
Trade names	$193,465	$—	$200,990	$—
Definite-Lived Intangible Assets
Acquired customer relationships	919,574	(182,813)	458,762	(113,039)
Acquired technology	440,719	(60,971)	68,472	(30,639)
Acquired trade names	389,112	(21,069)	18,396	(3,903)
Software	103,274	(71,644)	73,308	(55,628)
Other intangible assets	22,809	(13,437)	23,038	(11,457)
	$2,068,953	$(349,934)	$842,966	$(214,666)

Amortization expense related to intangible assets was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Selling, general and administrative expense	$135,769	$43,703	$39,797

See Note 2, “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Amortization Expense

The Company’s expected annual amortization expense for intangible assets for the next five years:

December 31, 2019
(In thousands)
2020	$142,513
2021	141,519
2022	139,524
2023	134,280
2024	132,734

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2019	2018
	(In years)	(In thousands)
Land	n/a	$25,138	$24,380
Buildings and improvements	5-40	196,810	197,333
Machinery and equipment	3-15	528,848	338,508
		750,796	560,221
Accumulated depreciation		(259,555)	(233,066)
Property, plant and equipment, net		$491,241	$327,155

Depreciation expense for the years ended December 31, 2019, 2018 and 2017, was $76.1 million, $34.2 million and $34.7 million, respectively. Impairment of fixed assets recorded for the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $3.1 million and $30.9 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Raw materials	$115,587	$120,383
Work in process	37,019	27,834
Finished goods	475,933	245,571
	628,539	393,788
Less: allowance for excess, slow-moving and obsolete inventory	(56,981)	(34,133)
Inventories, net	$571,558	$359,655

12. Leases

The Company leases certain office spaces, warehouses, facilities, vehicles, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on the Consolidated Balance Sheet, with the current lease liability being included in Accrued liabilities. Operating lease expense was $39.6 million for the year ended December 31, 2019, and approximated cash paid for leases during the year.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2019
(In thousands)
Future lease payments by year:
2020	$43,077
2021	35,008
2022	26,456
2023	21,158
2024	15,935
Thereafter	63,911
Total	205,545
Less: present value discount	(29,125)
Present value of lease liabilities	$176,420

Weighted-average remaining lease term (in years):
Operating leases	8.2
Weighted-average discount rate:
Operating leases	3.7%

13. Debt

Long-term debt consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Term loans	$822,945	$485,959
Euro senior notes	388,925	395,420
TEU amortizing notes	54,044	—
2024 and 2026 notes	989,236	—
Revolving credit facilities and other	56,676	316,049
Total debt	2,311,826	1,197,428
Less: current portion	(27,642)	(5,020)
Long-term debt	$2,284,184	$1,192,408

Term Loan Facilities and Revolving Credit Facility

On December 17, 2018, the Company entered into a credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein. The Credit facility was subsequently amended on December 6, 2019, as discussed further below. Prior to the amendment, the Credit Facility initially consisted of a revolving credit facility totaling $1.3 billion in commitments (the “Revolver”) and a Term A-1 loan in an aggregate amount of $1.2 billion, each of which matured in five years, and a Term A-2 loan in an aggregate amount of $500 million, which matured in two years (together, the “Term Loan Facilities”). The Revolver contained a $50 million swing line loan sub-facility.

The initial credit extensions under the Credit Facility were only made available on the date of consummation of the DJO acquisition, which occurred on February 22, 2019 (see Note 5, “Acquisitions” for details). At closing, the proceeds of the loans under the Credit Facility were used to repay in full the preexisting credit agreement as well as to finance a portion of the purchase price for the DJO acquisition and other related fees.

The Credit Facility requires, under certain circumstances, any funds received as net proceeds from the sale of certain of the Company’s assets or subsidiaries be used to repay outstanding balances on the Term Loan Facilities, as well as outstanding balances under the Revolver. On September 30, 2019, upon the completion of the sale of its Air and Gas Handling business (see Note 4,

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Discontinued Operations” for details), the Company was required to use $1.65 billion of the net sale proceeds to repay a portion of the Term loans and Revolver, and the Term A-2 loan was repaid in full. Accordingly, a corresponding amount of interest associated with the Term Loan Facilities and Revolver has been included in Loss from discontinued operations, net of taxes on the Consolidated Statements of Operations.

On December 6, 2019, the Company entered into an amendment to the Credit Facility decreasing the total commitments under the Revolver to $975 million from $1.3 billion and extending the maturity date of each of the Revolver and Term A-1 Loan to December 6, 2024. The amendment also adjusted the timeline for leverage ratio step downs and removed the “springing” collateral provision in the Credit Facility.

In conjunction with the payoff of the preexisting credit facility, the pay down of the Credit Facility from the sale of the Air and Gas Handling business, and the amendment to the Credit Facility, the Company recorded charges of $3.9 million to Interest expense, net in the Consolidated Statements of Operations for the year ended December 31, 2019 to write-off certain original issue discount and deferred financing fees. Approximately $3.1 million of the charge, which was associated with the sale of the Air and Gas Handling business, was recorded in Loss from discontinued operations, net of taxes. In association with the Credit Facility, the Company has an aggregate $8.2 million in deferred financing fees recorded as of December 31, 2019, which is being accreted to Interest expense, net primarily using the effective interest method over the life of the facility.

The Term Loan Facilities and the Revolver bear interest, at the Company’s election, at either the base rate (as defined in the Credit Facility) or the Eurocurrency rate (as defined in the Credit Facility), in each case, plus the applicable interest rate margin. The Term Loan Facilities and the Revolver bear interest either at the Eurocurrency rate or the base rate plus the applicable interest rate margin, whichever results in the lower applicable interest rate margin (subject to certain exceptions), based upon either the total leverage ratio or corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin, and each swing line loan denominated in any other currency available under the Credit Facility will bear interest at the Eurocurrency rate plus the applicable interest rate margin.

Certain of the Company’s U.S. subsidiaries have agreed to guarantee Colfax’s obligations under the Credit Facility.

The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as EBITDA (as defined in the Credit Facility) divided by Consolidated Total Debt (as defined in the Credit Facility), of 4.75:1.00 as of December 31, 2019 and March 31, 2020, 4.25:1.00 as of June 30, 2020, 4.00:1.00 as of each fiscal quarter ending during the period from September 30, 2020 through September 30, 2021, and 3.50:1.00 as of December 31, 2021 and for each fiscal quarter ending thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan Facilities and the Revolver. As of December 31, 2019, the Company is in compliance with the covenants under the Credit Facility.

As of December 31, 2019, the weighted-average interest rate of borrowings under the Credit Facility was 3.35%, excluding accretion of original issue discount and deferred financing fees, and there was $925 million available on the Revolver.

Euro Senior Notes

On April 19, 2017, the Company issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025, have an interest rate of 3.25%, and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The proceeds from the Euro Notes offering were used to repay borrowings under our previous credit facilities totaling €283.5 million, as well as for general corporate purposes. In conjunction with the issuance of the Euro notes, the Company recorded $6.0 million of deferred financing fees. The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.

TEU Amortizing Notes

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 11, 2019, the Company issued $460 million in tangible equity units. The Company offered 4 million of its 5.75% tangible equity units at the stated amount of $100 per unit and an option to purchase up to an additional 600,000 tangible equity units at the stated amount of $100 per unit, which was exercised in full at settlement. Total cash of $447.7 million was received upon closing, comprised of $377.8 million TEU prepaid stock purchase contracts and $69.9 million of TEU amortizing notes due January 2022. The proceeds were used to finance a portion of the purchase price for the DJO acquisition and for general corporate purposes. For more information, refer to Note 14, “Equity.”

2024 Notes and 2026 Notes

On February 5, 2019, two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”)  were issued by CFX Escrow Corporation, an unaffiliated special purpose finance entity established to issue the notes and incorporated in the State of Delaware, to finance a portion of the purchase price for the DJO acquisition. The 2024 Notes are due on February 15, 2024 and have an interest rate of 6.0%. The 2026 Notes are due on February 15, 2026 and have an interest rate of 6.375%. Upon closing of the DJO acquisition, the Company assumed all of CFX Escrow Corporation’s obligations under the 2024 Notes and 2026 Notes. Each tranche of notes is guaranteed by certain of the Company’s domestic subsidiaries.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $271.7 million. As of December 31, 2019, outstanding borrowings under these facilities total $1.0 million, with a weighted average borrowing rate of 3.39%.

The Company is also party to letter of credit facilities with an aggregate capacity of $416.2 million. Total letters of credit of $153.4 million were outstanding as of December 31, 2019.

In total, the Company had deferred financing fees of $23.7 million included in its Consolidated Balance Sheet as of December 31, 2019, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.
Total Debt

The contractual maturities of the Company’s debt as of December 31, 2019 are as follows:

(In thousands)
2020	$27,642
2021	1,476
2022	—
2023	—
2024	1,507,510
Thereafter	792,867
Total contractual maturities	2,329,495
Debt discount	(17,669)
Total debt	$2,311,826

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Equity

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

During the year ended December 31, 2018, the Company repurchased 6,449,425 shares of our Common stock in open market transactions for $200 million. There were no repurchases made during the year ended December 31, 2019. As of December 31, 2019, the remaining stock repurchase authorization by the Company’s Board of Directors was $100 million. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017. All amounts are net of tax and noncontrolling interest, if any.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On Hedging Activities	Changes in Fair Value of Available-for-Sale Securities	Total
	(In thousands)
Balance at January 1, 2017	$(181,189)	$(860,789)	$53,633	$—	$(988,345)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	4,185	—	—	—	4,185
Foreign currency translation adjustment	(5,689)	288,354	18	—	282,683
Unrealized gain on available-for-sale securities	—	—	—	5,152	5,152
Loss on long-term intra-entity foreign currency transactions	—	(29,372)	—	—	(29,372)
Loss on net investment hedges	—	—	(32,388)	—	(32,388)
Unrealized gain on cash flow hedges	—	—	8,875	—	8,875
Other comprehensive (loss) income before reclassifications	(1,504)	258,982	(23,495)	5,152	239,135
Amounts reclassified from Accumulated other comprehensive loss(1)	6,981	—	—	—	6,981
Divestiture-related recognition of pension and other post-retirement cost and foreign currency translation	91,374	76,483	—	—	167,857
Net current period Other comprehensive income (loss)	96,851	335,465	(23,495)	5,152	413,973
Balance at December 31, 2017	$(84,338)	$(525,324)	$30,138	$5,152	$(574,372)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	5,609	—	—	—	5,609
Foreign currency translation adjustment	1,145	(222,158)	(424)	—	(221,437)
Loss on long-term intra-entity foreign currency transactions	—	(5,507)	—	—	(5,507)
Gain on net investment hedges	—	—	16,745	—	16,745
Unrealized loss on cash flow hedges	—	—	(2,153)	—	(2,153)
Other comprehensive (loss) income before reclassifications	6,754	(227,665)	14,168	—	(206,743)
Amounts reclassified from Accumulated other comprehensive loss(1)	6,090	—	—	—	6,090
Net current period Other comprehensive income (loss)	12,844	(227,665)	14,168	—	(200,653)
Cumulative effect of accounting change	—	—	—	(5,152)	(5,152)
Balance at December 31, 2018	$(71,494)	$(752,989)	$44,306	$—	$(780,177)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(27,931)	—	—	—	(27,931)
Foreign currency translation adjustment	(404)	(78,468)	(65)	—	(78,937)
Divestiture-related AOCI write-off	—	400,143	—	—	400,143
Gain on long-term intra-entity foreign currency transactions	—	29,385	—	—	29,385
Gain on net investment hedges	—	—	6,215	—	6,215
Unrealized loss on cash flow hedges	—	—	156	—	156
Other comprehensive (loss) income before reclassifications	(28,335)	351,060	6,306	—	329,031
Amounts reclassified from Accumulated other comprehensive loss(1)	2,629	—	—	—	2,629
Noncontrolling interest share repurchase	—	(19,960)	—	—	(19,960)
Net current period Other comprehensive income (loss)	(25,706)	331,100	6,306	—	311,700
Cumulative effect of accounting change	(9,300)	—	(6,068)	—	(15,368)
Balance at December 31, 2019	$(106,500)	$(421,889)	$44,544	$—	$(483,845)

(1) Included in the computation of net periodic benefit cost. See Note 16, “Defined Benefit Plans” for additional details.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2019, Noncontrolling interest decreased by $107.6 million as a result of Other comprehensive income, primarily due to the Howden sale and foreign currency translation adjustments. During the years ended December 31, 2018 and 2017, Noncontrolling interest decreased by $22.8 million and increased by $16.0 million, respectively, as a result of Other comprehensive income, primarily due to foreign currency translation adjustment.

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

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Stock-based compensation expense	$21,960	$25,103	$21,548
Deferred tax benefit	1,280	3,418	7,079

As of December 31, 2019, the Company had $27.6 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 0.9 years. The intrinsic value of awards exercised or issued upon vesting was $11.2 million, $10.2 million and $12.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Year Ended December 31,
	2019	2018	2017
Expected period that options will be outstanding (in years)	4.56	4.54	4.78
Interest rate (based on U.S. Treasury yields at the time of grant)	2.46%	2.65%	1.92%
Volatility	34.51%	31.89%	32.15%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$8.80	$10.37	$12.16

During the years ended December 31, 2019, 2018 and 2017, expected volatility was estimated based on the historical volatility of the Company’s stock price. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2019	4,891,767	$37.49
Granted	1,435,669	26.86
Exercised	(442,510)	26.84
Forfeited and expired	(1,209,645)	38.67
Outstanding at December 31, 2019	4,675,281	34.93	3.84	$25,109
Vested or expected to vest at December 31, 2019	4,605,591	35.04	3.84	$24,496
Exercisable at December 31, 2019	2,382,174	39.67	2.80	$8,590

(1)
The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

Restricted Stock Units

Under the 2016 Plan, the Compensation Committee of the Board of Directors may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting service conditions and various performance goals. PRSUs were awarded in 2018 and 2017 based upon two discrete measures: an earnings performance metric and relative total shareholder return (TSR). The earnings performance metric, which accounts for 50% of the PRSU award upon issuance, is measured upon the completion of a three-year performance period. The vesting of the stock units is determined based on whether the Company achieves the applicable performance criteria established by the Compensation Committee of the Board of Directors. The remaining 50% of the PRSU award is tied exclusively to relative TSR performance, which will be measured against the three-year TSR of a custom index of companies. TSR relative to peers is considered a market condition under applicable authoritative guidance, while the earnings performance metric is considered a performance condition. If the market condition or performance goals are achieved, the units may be subject to additional time vesting requirements as determined at the time of grant.

Under the 2016 Plan, the Compensation Committee of the Board of Directors may also award non-performance-based restricted stock units (“RSUs”) to select executives, employees and outside directors, the vesting of which is contingent upon meeting service conditions. The Compensation Committee determines the terms and conditions of each award, including the restriction period and other criteria applicable to the awards. Directors may also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s Board of Directors.

The fair value of RSUs is equal to the market value of a share of Common stock on the date of grant. PRSUs with TSR conditions are valued using a binomial-lattice model (i.e., Monte Carlo simulation model), while PRSUs with an earnings performance metric are valued at the market value of a share of Common stock on the date of grant taking into consideration the probability of achieving the specified performance goal. The Company estimates the ultimate payout of PRSUs with an earnings performance metric and adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed. PRSUs with TSR conditions are recognized on a straight-line basis over the performance periods regardless of the performance condition achievement because the probability is factored into the valuation of the award. The related compensation expense for each of the awards is recognized, on a straight-line basis, over the vesting period.

During the year ended December 31, 2019, the Company granted certain employees PRSUs, the vesting of which is fully based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals to the respective performance periods. For these awards subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) was used to calculate the fair value at grant date. The related compensation expense is recognized, on a straight-line basis, over the vesting period.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	647,163	$34.24	495,470	$33.96
Granted	363,584	24.77	566,751	27.58
Vested	(133,975)	29.03	(234,140)	33.88
Forfeited and expired	(135,397)	32.41	(232,705)	30.54
Nonvested at December 31, 2019	741,375	30.87	595,376	29.25

The fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $10.9 million, $10.0 million and $7.3 million, respectively.

Tangible equity unit (“TEU”) offering

On January 11, 2019, the Company issued $460 million in tangible equity units. The Company offered 4 million of its 5.75% tangible equity units at the stated amount of $100 per unit and an option to purchase up to an additional 600,000 tangible equity units at the stated amount of $100 per unit, which was exercised in full at settlement. Total cash of $447.7 million was received upon closing.

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

The $377.8 million fair value of the prepaid stock purchase contracts was recorded in Additional paid-in capital in the Consolidated Balance Sheets. The fair value of the $69.9 million of TEU amortizing notes due January 2022 has both a short-term and a long-term component. Upon the issuance of the TEUs, $47.3 million was initially recorded in Long-term debt, less current portion, and $22.6 million was initially recorded in Current portion of long-term debt in the Consolidated Balance Sheets. The Company deferred certain debt issuance costs associated with the debt component of the TEUs. These amounts offset the debt liability balance in the Consolidated Balance Sheets and are being amortized over its term. As of December 31, 2019, the TEU amortizing notes were recorded with $31.5 million in long-term debt and $23.4 million in Current portion of long-term debt in the Consolidated Balance Sheets.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
if the Applicable Market Value of the common stock is greater than or equal to the reference price of $20.81, but less than or equal to the threshold appreciation price of $25.00, then the holder will receive a number of shares of common stock for each purchase contract having a value, based on the Applicable Market Value, equal to $100; and

•
if the Applicable Market Value of the common stock is less than the reference price of $20.81, the the holder will receive 4.8054 shares of common stock for each purchase contract (the “maximum settlement rate”).

TEU amortizing notes

Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum and has a final installment payment date of January 15, 2022. On each January 15, April 15, July 15 and October 15, commencing on April 15, 2019, the Company pays equal quarterly cash installments of $1.4375 per TEU amortizing note (except for the April 15, 2019 installment payment, which was $1.5014 per TEU amortizing note), which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 5.75% per year with repect to the $100 stated amount per unit. The Company has paid $20.1 million representing a partial payment of principal and interest on the TEU amortizing notes in 2019. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company.

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

Repurchase of noncontrolling interest shares

During 2019, the Company repurchased all of the noncontrolling interest shares of its South Africa consolidated subsidiary from existing shareholders under a general offer. As a part of the Air and Gas Handling business, this subsidiary was subsequently sold on September 30, 2019, and its results of operations are included in discontinued operations for all periods presented.

15. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Accrued compensation and related benefits	$100,290	$72,216
Accrued taxes	55,258	55,554
Accrued asbestos-related liability	64,394	56,045
Warranty liability - current portion	15,513	12,312
Accrued restructuring liability - current portion	6,961	5,475
Accrued third-party commissions	30,768	15,765
Customer advances and billings in excess of costs incurred	16,009	16,827
Lease liability - current portion	40,021	—
Accrued interest	27,333	2,956
Other	113,343	53,694
Accrued liabilities	$469,890	$290,844

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2019
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$5,494	$—	$7,131	$(10,588)	$(399)	$1,638
Facility closure costs(2)	662	—	11,711	(11,136)	47	1,284
	6,156	—	18,842	(21,724)	(352)	2,922
Non-cash charges(2)			4,198
			23,040
Medical Technology:
Termination benefits(1)	—	6,096	5,449	(7,626)	—	3,919
Facility closure costs(2)	—	298	45,258	(45,299)	—	257
	—	6,394	50,707	(52,925)	—	4,176

Total	$6,156	$6,394	69,549	$(74,649)	$(352)	$7,098
Non-cash charges(2)			4,198
			$73,747

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the year ended December 31, 2019, the Company recorded a $4.2 million non-cash impairment charge for facilities in our Fabrication Technology segment as part of Corporate approved restructuring activities. Restructuring charges in the Medical Technology segment during the year ended December 31, 2019 includes costs related to product and distribution channel transformations, facilities optimization, and integration charges. Restructuring charges in the Medical Technology segment also includes $8.5 million classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2019.
(3) As of December 31, 2019, $7.0 million and $0.1 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

	Year Ended December 31, 2018
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$660	$13,333	$(8,513)	$14	$5,494
Facility closure costs(2)	42	10,217	(9,596)	(1)	662
	702	23,550	(18,109)	13	6,156
Non-cash charges		5,509
		29,059
Corporate and Other:
Facility closure costs(2)	84	18	(102)	—	—

Total	$786	23,568	$(18,211)	$13	$6,156
Non-cash charges(2)		5,509
		$29,077

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the year ended December 31, 2018, the Company recorded a $5.5 million non-cash impairment charge for facilities in our Fabrication Technology segment as part of Corporate approved restructuring activities.
(3) As of December 31, 2018, $5.5 million and $0.7 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

16. Defined Benefit Plans

The Company sponsors various defined benefit plans, defined contribution plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. The Company uses December 31st as the measurement date for all of its employee benefit plans.

In connection with the sale of the Fluid Handling business, the buyer assumed the Fluid Handling liability for all foreign defined benefit plans specific to the Fluid Handling business, a portion of the U.S. defined benefit plan, and certain other postretirement obligations. Net benefit cost for the Fluid Handling business is included in Net income (loss) from discontinued operations, net of taxes, within the Consolidated Statements of Operations. See Note 4, “Discontinued Operations” for further information.

In connection with the sale of the Air and Gas Handling business, the purchaser assumed the Air and Gas Handling liability for all defined benefit plans specific to the Air and Gas Handling business. Net benefit cost for the Air and Gas Handling business is included in Net income (loss) from discontinued operations, net of taxes, within the Consolidated Statements of Operations. See Note 4, “Discontinued Operations” for further information.

During the year ended December 31, 2019, the Company settled two non-U.S. pension plans, one in our Fabrication
Technology and one in our Air and Gas Handling segments through third-party buyout arrangements. As a result of these settlements, the Company has no further funding obligations under these two plans and recognized a loss of $77.4 million, which is partly reflected in Pension settlement loss in the Consolidated Statements of Operations. As the Company divested its Air and Gas Handling segment during the year ended December 31, 2019, the related settlement of $43.8 million loss is included in Net income (loss) from discontinued operations, net of taxes, within the Consolidated Statements of Operations. See Note 4, “Discontinued Operations” for further information.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$867,345	$957,269	$13,844	$15,289
Acquisitions	2,264	52,544	—	—
Service cost	2,462	2,770	5	19
Interest cost	16,556	21,574	445	452
Plan amendment	464	3,800	15	—
Actuarial loss (gain) (1)	183,084	(74,513)	(382)	(727)
Foreign exchange effect	(912)	(41,759)	(4)	(24)
Benefits paid	(40,131)	(54,426)	(866)	(1,115)
Divestitures	(50,468)	—	—	—
Settlements	(619,756)	—	—	—
Other	238	86	—	(50)
Projected benefit obligation, end of year	$361,146	$867,345	$13,057	$13,844
Accumulated benefit obligation, end of year	$356,741	$861,507	$13,057	$13,844
Change in plan assets:
Fair value of plan assets, beginning of year	$850,024	$904,346	$—	$—
Acquisitions	—	40,231	—	—
Actual return on plan assets	88,869	(32,654)	—	—
Employer contribution	10,793	35,229	866	1,115
Foreign exchange effect	1,236	(43,145)	—	—
Benefits paid	(40,131)	(54,426)	(866)	(1,115)
Divestitures	(39,897)	—	—	—
Settlements	(619,756)	—	—	—
Other	153	443	—	—
Fair value of plan assets, end of year	$251,291	$850,024	$—	$—
Funded status, end of year	$(109,855)	$(17,321)	$(13,057)	$(13,844)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$—	$111,285	$—	$—
Current liabilities	(3,596)	(3,890)	(1,177)	(1,355)
Non-current liabilities	(106,259)	(124,716)	(11,880)	(12,489)
Total	$(109,855)	$(17,321)	$(13,057)	$(13,844)

(1) The reported actuarial loss in 2019 is primarily due to the settlements of two pension plans and decrease in discount rates in most markets.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $345.1 million and $238.9 million, respectively, as of December 31, 2019 and $350.4 million and $224.4 million, respectively, as of December 31, 2018.

For pensions plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $359.5 million and $249.6 million, respectively, as of December 31, 2019 and $354.5 million and $225.9 million, respectively, as of December 31, 2018.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2019	2018
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$661,084	$729,393
Acquisitions	2,264	52,544
Service cost	2,340	2,634
Interest cost	9,376	15,183
Plan amendments	464	3,800
Actuarial loss (gain) (1)	164,888	(61,995)
Foreign exchange effect	(912)	(41,759)
Benefits paid	(24,779)	(38,803)
Divestitures	(50,468)	—
Settlements	(619,756)	—
Other	238	87
Projected benefit obligation, end of year	$144,739	$661,084
Accumulated benefit obligation, end of year	$140,335	$655,246
Change in plan assets:
Fair value of plan assets, beginning of year	$691,758	$717,085
Acquisitions	—	40,231
Actual return on plan assets	51,318	(11,093)
Employer contribution	7,502	27,040
Foreign exchange effect	1,236	(43,145)
Benefits paid	(24,779)	(38,803)
Divestitures	(39,897)	—
Settlements	(619,756)	—
Other	153	443
Fair value of plan assets, end of year	$67,535	$691,758
Funded status, end of year	$(77,204)	$30,674

(1) The reported actuarial loss in 2019 is primarily due to the settlements of two pension plans and decrease in discount rates in most markets.

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2020, related to plans as of December 31, 2019, are $12.6 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2020	$23,985	$7,879	$1,177
2021	24,027	8,178	1,040
2022	23,594	8,040	967
2023	23,103	7,843	879
2024	22,443	7,577	830
2025 - 2029	107,504	40,010	3,842

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

	Actual Asset Allocation December 31,		Target
	2019	2018	Allocation
U.S. Plans:
Equity securities:
U.S.	44%	40%	30% - 45%
International	15%	16%	10% - 20%
Fixed income	39%	41%	30% - 50%
Other	—%	2%	0% - 20%
Cash and cash equivalents	2%	1%	0% - 5%
Foreign Plans:
Equity securities	27%	11%	0% - 40%
Fixed income securities	11%	70%	0% - 15%
Cash and cash equivalents	—%	7%	0% - 25%
Other	62%	12%	55% - 90%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2019
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$2,855	$—	$—	2,855
Equity securities:
U.S. large cap	48,582		—	—	48,582
U.S. small/mid cap	20,093	12,268	—	—	32,361
International	28,573	—	—	—	28,573
Fixed income mutual funds:
U.S. government and corporate	70,334	—	—	—	70,334
Other(2)	—	1,051	—	—	1,051
Foreign Plans:
Cash and cash equivalents	—	215	—	—	215
Equity securities	—	18,462	—	—	18,462
Non-U.S. government and corporate bonds	—	5,299	1,911	—	7,210
Other(2)	—	—	41,648	—	41,648
	$167,582	$40,150	$43,559	$—	$251,291

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

(2)	Represents diversified portfolio funds, reinsurance contracts and money market funds.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$1,122	$—	$—	$1,122
Equity securities:
U.S. large cap	40,764	—	—	—	40,764
U.S. small/mid cap	16,387	7,047	—	—	23,434
International	24,649	—	—	—	24,649
Fixed income mutual funds:
U.S. government and corporate	64,414	—	—	—	64,414
Other(2)	—	3,883	—	—	3,883
Foreign Plans:
Cash and cash equivalents	—	47,801	—	—	47,801
Equity securities	—	79,000	—	—	79,000
Non-U.S. government and corporate bonds	—	485,575	1,590	—	487,165
Other(2)	—	308	77,484	—	77,792
	$146,214	$624,736	$79,074	$—	$850,024

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

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$2,462	$2,770	$4,951	$5	$19	$11
Interest cost	16,556	21,574	42,177	445	452	951
Amortization	3,385	4,282	10,660	(255)	(28)	(839)
Settlement loss (gain)	77,390	(39)	46,933	—	—	—
Divestitures gain	(4,354)	—	(17,858)	—	—	(13,744)
Other	79	(458)	—	—	—	207
Expected return on plan assets	(19,774)	(29,306)	(48,484)	—	—	—
Net periodic benefit cost	$75,744	$(1,177)	$38,379	$195	$443	$(13,414)
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial (gain) loss	$113,995	$(11,816)	$19,193	$(380)	$(723)	$1,307
Current year prior service cost	464	3,800	19,389	15	—	35
Less amounts included in net periodic benefit cost:
Amortization of net (gain) loss	(3,285)	(4,330)	(10,682)	270	31	971
Settlement/divestiture/other (gain) loss	(83,602)	39	(163,199)	—	—	1,787
Amortization of prior service cost	(100)	48	23	(15)	(3)	(132)
Total recognized in Other comprehensive loss	$27,472	$(12,259)	$(135,276)	$(110)	$(695)	$3,968

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost (gain) of $44.4 million, $(1.4) million and $6.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, are included in Income (loss) from discontinued operations, net of taxes. Net periodic benefit cost included in loss from discontinued operations for the year ended December 31, 2019 includes $43.8 million in settlement loss related to the Air and Gas Handling segment. Each component of Net periodic benefit cost from continuing operations, with the exception of Settlement loss, is included in Selling, general and administrative expense.

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Components of Net Periodic Benefit Cost (Income):
Service cost	$2,340	$2,634	$4,804
Interest cost	9,376	15,183	27,133
Amortization	334	1,039	4,229
Settlement loss (gain)	77,390	(39)	45,110
Divestitures gain	(4,354)	—	(56,798)
Other	79	(458)	—
Expected return on plan assets	(9,092)	(18,310)	(27,714)
Net periodic benefit cost (income)	$76,073	$49	$(3,236)
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial loss (gain)	$122,667	$(31,854)	$42,854
Current year prior service cost	464	3,800	19,389
Less amounts included in net periodic benefit cost:
Amortization of net loss	(234)	(1,087)	(4,251)
Settlement/divestiture/other (gain) loss	(83,602)	39	(96,331)
Amortization of prior service cost	(100)	48	23
Total recognized in Other comprehensive loss	$39,195	$(29,054)	$(38,316)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)
Net actuarial loss (gain)	$100,659	$69,912	$(3,405)	$(3,295)
Prior service cost	449	3,671	—	—
Total	$101,108	$73,583	$(3,405)	$(3,295)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheet that are expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2020 are as follows:

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss (gain)	$4,988	$(201)
Prior service cost	53	—
Total	$5,041	$(201)

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Weighted-average discount rate:
All plans	2.5%	3.0%	3.0%	4.0%
Foreign plans	1.9%	2.7%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans	0.8%	1.8%	—%	—%

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Weighted-average discount rate:
All plans	3.0%	2.6%	2.9%	4.0%	3.4%	3.9%
Foreign plans	2.7%	2.4%	2.6%	—%	—%	—%
Weighted-average expected return on plan assets:
All plans	3.1%	3.8%	4.1%	—%	—%	—%
Foreign plans	2.4%	3.2%	3.3%	—%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans	1.8%	2.1%	1.6%	—%	—%	—%

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of 5.9% was assumed. The rate was assumed to decrease gradually to 4.50% by 2027 and remain at that level thereafter for benefits covered under the plans.

The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio between various asset classes and the expected real returns of each asset class over various periods of time that are consistent with the long-term nature of the underlying obligations of these plans.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components for the year ended December 31, 2019	$23	$(20)
Effect on post-retirement benefit obligation at December 31, 2019	671	(569)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2019, 2018 and 2017 was $6.9 million, $6.3 million and $6.2 million, respectively. Total expense included in Income (loss) income from discontinued operations, net of taxes for the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $5.9 million and $8.4 million.

17. Financial Instruments and Fair Value Measurements

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $2.3 billion and $1.2 billion as of December 31, 2019 and 2018, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2019
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$13,125	$—	$—	$13,125
Foreign currency contracts related to sales - not designated as hedges	—	74	—	74
Foreign currency contracts related to purchases - not designated as hedges	—	408	—	408
Deferred compensation plans	—	8,870	—	8,870
	$13,125	$9,352	$—	$22,477

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$328	$—	$328
Foreign currency contracts related to purchases - not designated as hedges	—	853	—	853
Deferred compensation plans	—	8,870	—	8,870
	$—	$10,051	$—	$10,051

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,388	$—	$—	$5,388
Foreign currency contracts related to sales - not designated as hedges	—	326	—	326
Foreign currency contracts related to purchases - not designated as hedges	—	325	—	325
Deferred compensation plans	—	7,154	—	7,154
	$5,388	$7,805	$—	$13,193

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$133	$—	$133
Foreign currency contracts related to purchases - not designated as hedges	—	557	—	557
Deferred compensation plans	—	7,154	—	7,154
	$—	$7,844	$—	$7,844

There were no transfers in or out of Level One, Two or Three during the year ended December 31, 2019 and year ended December 31, 2018.

Cash Equivalents

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

Derivatives

The Company periodically enters into foreign currency, interest rate swap and commodity derivative contracts. As the Company has manufacturing sites throughout the world and sells its products globally, the Company is exposed to movements in the exchange rates of various currencies. As a result, the Company enters into cross currency swaps and forward contracts to mitigate this exchange rate risk. Additionally, to mitigate a portion of the foreign exchange risk associated with the translation of the net assets of foreign subsidiaries, the Company has senior unsecured notes denominated in Euro which has been designated as a net investment hedge. See Note 13, “Debt” for details. As the Company’s borrowings under the Credit Facility include variable interest rates, the Company periodically enters into interest rate swap or collar agreements to mitigate interest rate risk. Commodity futures contracts are used to manage costs of raw materials used in the Company’s production processes. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

As of December 31, 2019 and 2018, the Company had foreign currency contracts with the following notional values:

	December 31,
	2019	2018
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$28,718	$43,510
Foreign currency contracts purchased - not designated as hedges	107,090	75,102
Total foreign currency derivatives	$135,808	$118,612

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended
	2019	2018	2017
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$6,215	$16,745	$(32,388)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	(395)	890	(1,725)
Realized gain (loss)	(1,565)	(1,083)	1,712
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	(216)	(820)	1,472
Realized gain (loss)	523	(407)	(358)

(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers which represent more than 10% of the Company’s Accounts receivable, net as of December 31, 2019 and 2018.

18. Commitments and Contingencies

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

Pursuant to the Purchase Agreement from the Fluid Handling business divestiture, the Company retained its asbestos-related contingencies and insurance coverages. However, as the Company does not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity is classified as part of Income (loss) from discontinued operations, net of taxes in its Consolidated Statements of Operations.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Claims activity since December 31 related to asbestos claims is as follows:

	Year Ended
	2019	2018	2017
	(Number of claims)
Claims unresolved, beginning of period	16,417	17,737	20,567
Claims filed(1)	4,486	4,078	4,543
Claims resolved(2)	(4,604)	(5,398)	(7,373)
Claims unresolved, end of period	16,299	16,417	17,737
	(In dollars)
Average cost of resolved claims(3)	$9,455	$7,497	$6,154

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.
(3) Excludes claims settled in Mississippi for which the majority of claims have historically been resolved for no payment and insurance recoveries.

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

One of the subsidiaries was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. The subsidiary has sought coverage from certain excess layer insurers whose coverage obligations were disputed in Delaware state court, and were the subject of various rulings, including a September 12, 2016 ruling on certain appealed issues by the Delaware Supreme Court. This litigation confirmed that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits), that the subsidiary has the right to access coverage available under excess insurance policies purchased by a former owner of the business, and that, the subsidiary has a right to immediately access the excess layer policies. Further, the Delaware Supreme Court ruled in the subsidiary’s favor on a “trigger of coverage” issue, holding that every policy in place during or after the date of a claimant’s first significant exposure to asbestos was “triggered” and potentially could be accessed to cover that claimant’s claim. The Court also largely affirmed but reversed in part some of the prior lower court rulings on defense obligations and whether payment of defense costs erode policy limits or are payable in addition to policy limits.

Based upon these rulings, the Company currently estimates that the subsidiary’s future expected recovery percentage is 91.0% of asbestos-related costs, with the subsidiary expected to be responsible for 9.0% of its future asbestos-related costs.

Since approximately mid-2011, the Company had funded $149.0 million of the subsidiary’s asbestos-related defense and indemnity costs through December 31, 2019, which it expects to recover from insurers. Based on the above-referenced court rulings, the Company requested that its insurers reimburse all of the $149.0 million that remained outstanding at the time of the ruling, and the Company currently has received substantially all of that amount. The subsidiary also has requested that certain excess insurers provide ongoing coverage for future asbestos-related defense and/or indemnity costs. To the extent any disagreements concerning excess insurers’ payment obligations under the Delaware Supreme Court’s rulings remain, they are

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be resolved by Delaware court action, which is still pending and has been remanded to the Delaware Superior Court for any further proceedings. In the interim, and while not impacting the results of operations, the Company’s cash funding for future asbestos-related defense and indemnity costs for which it expects reimbursement from insurers could range up to $10 million per quarter.

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

A final judgment at the trial court level was rendered in 2011 and confirmed by the Appellate Division in 2014. In 2015, the New Jersey Supreme Court refused to grant certification of the appeals, effectively ending the matter. The subsidiary expects to be responsible for 21.7% of all future asbestos-related costs.

During the year ended December 31, 2017, the Company recorded an $8.3 million increase in asbestos-related liabilities due to higher settlement values per claim. The related insurance asset was accordingly increased $6.7 million, resulting in a net pre-tax charge of $1.6 million. During the year ended December 31, 2018, the Company recorded a $5.9 million increase in asbestos-related liabilities due to the rate of filings and higher settlement values per claim, relating to timing of the mix of claims resolved. The related insurance asset was accordingly increased $4.8 million, resulting in a net pre-tax charge of $1.1 million. During the year ended December 31, 2019, the Company recorded a $28.4 million increase in asbestos-related liabilities due to a revision in forecast assumptions for filing rates and resolution values. The related insurance asset was accordingly increased $15.1 million, resulting in a net pre-tax charge of $13.3 million. For all periods, the net pre-tax charge is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations.

The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31,
	2019	2018
	(In thousands)
Current asbestos insurance receivable(1)	$4,474	$—
Long-term asbestos insurance asset(2)	281,793	278,662
Long-term asbestos insurance receivable(2)	41,629	62,523
Accrued asbestos liability(3)	64,394	56,045
Long-term asbestos liability(4)	286,105	288,962

(1) Included in Other current assets in the Consolidated Balance Sheets.
(2) Included in Other assets in the Consolidated Balance Sheets
(3) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay, and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated Balance Sheets.
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

Minimum Lease Obligations

The Company’s minimum obligations under non-cancelable operating leases are as follows:

December 31, 2019
(In thousands)
2020	$43,077
2021	35,008
2022	26,456
2023	21,158
2024	15,935
Thereafter	63,911
Total	$205,545

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2019, 2018 and 2017, the Company’s net rental expense related to operating leases was $34.3 million, $26.6 million and $26.9 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had $292.2 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2020.

19. Segment Information

The Company conducts its continuing operations through the Fabrication Technology and Medical Technology operating segments, which also represent the Company’s reportable segments.

• Fabrication Technology - a global supplier of consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys.

•
Medical Technology - global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before restructuring and certain other charges.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net sales:
Fabrication Technology	$2,247,026	$2,193,083	$1,937,282
Medical Technology	1,080,432	—	—
Total Net sales	$3,327,458	$2,193,083	$1,937,282

Segment operating income (loss)(1):
Fabrication Technology	$302,601	$249,934	$224,362
Medical Technology	96,170	—	—
Corporate and other	(121,412)	(69,321)	(53,431)
Total segment operating income	$277,359	$180,613	$170,931

Depreciation, amortization and other impairment charges:
Fabrication Technology	$80,072	$79,712	$71,372
Medical Technology	134,001	—	—
Corporate and other	1,534	1,495	1,316
Total depreciation, amortization and other impairment charges	$215,607	$81,207	$72,688

Capital expenditures:
Fabrication Technology	$44,454	$40,512	$34,167
Medical Technology	57,326	—	—
Corporate and other	59	1,275	277
Total capital expenditures	$101,839	$41,787	$34,444

(1) The following is a reconciliation of Income (loss) before income taxes to segment operating income:

	Year Ended December 31,
	2019	2018	2017

Income from continuing operations before income taxes	$50,493	$92,364	$48,559
Loss on short-term investments	—	10,128	—
Pension settlement loss (gain)	33,616	(39)	46,933
Interest expense, net	119,503	49,083	40,106
Restructuring and other related charges(1)	73,747	29,077	35,333
Segment operating income	$277,359	$180,613	$170,931

(1) Restructuring and other related charges includes $8.5 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2019.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2019	2018
	(In thousands)
Investments in Equity Method Investees:
Fabrication Technology	$31,134	$32,909
	$31,134	$32,909

Total Assets:
Fabrication Technology	$3,509,023	$3,522,609
Medical Technology	3,480,815	—
Corporate and other	396,994	355,400
Total	$7,386,832	$3,878,009

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net Sales by Origin(1):
United States	$1,464,152	$540,533	$478,338
Foreign locations	1,863,306	1,652,550	1,458,944
Total	$3,327,458	$2,193,083	$1,937,282

(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	December 31,
	2019	2018
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$222,293	$78,049
Czech Republic	62,469	68,636
India	41,528	43,562
Russia	23,149	19,814
Other Foreign locations	141,802	117,094
Total	$491,241	$327,155

(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2019 and 2018.

	Quarter Ended
	March 29, 2019 (1)	June 28, 2019	September 27, 2019	December 31, 2019
	(In thousands, except per share data)
Net sales	$683,919	$908,647	$846,519	$888,373
Gross profit	261,013	376,058	368,142	395,843
Net income (loss) from continuing operations	(21,530)	2,212	3,770	34,411
Income (loss) from discontinued operations, net of taxes	(26,472)	(468,817)	9,024	(49,744)
Net income (loss) attributable to Colfax Corporation	(52,023)	(469,234)	10,474	(16,863)

Net income (loss) per share - basic
Continuing operations	$(0.17)	$0.01	$0.02	$0.24
Discontinued operations	$(0.22)	$(3.46)	$0.06	$(0.36)
Consolidated operations	$(0.39)	$(3.45)	$0.08	$(0.12)

Net income (loss) per share - diluted
Continuing operations	$(0.17)	$0.01	$0.02	$0.24
Discontinued operations	$(0.22)	$(3.46)	$0.06	$(0.36)
Consolidated operations	$(0.39)	$(3.45)	$0.08	$(0.12)

(1) The results for the Quarter ended March 29, 2019 were adjusted to present the Air and Gas Handling business as a discontinued operation.

	Quarter Ended
	March 30, 2018 (1)	June 29, 2018	September 28, 2018 (2)	December 31, 2018
	(In thousands, except per share data)
Net sales	$533,273	$560,857	$524,022	$574,931
Gross profit	184,583	191,925	171,273	181,595
Net income from continuing operations	20,760	47,843	16,658	36,611
Income (loss) from discontinued operations, net of taxes	8,282	(6,064)	18,544	11,839
Net income attributable to Colfax Corporation	24,535	38,457	31,310	45,894

Net income (loss) per share - basic
Continuing operations	$0.16	$0.38	$0.14	$0.32
Discontinued operations	$0.04	$(0.07)	$0.13	$0.07
Consolidated operations	$0.20	$0.31	$0.27	$0.39

Net income (loss) per share - diluted
Continuing operations	$0.16	$0.38	$0.14	$0.32
Discontinued operations	$0.04	$(0.07)	$0.13	$0.07
Consolidated operations	$0.20	$0.31	$0.26	$0.39

(1) The results for the Quarter ended March 30, 2018 were adjusted to present the Air and Gas Handling business as a discontinued operation.
(2) The sum of the net income per share amounts may not add due to rounding.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the

Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 excluded DJO, which was acquired by the Company in February 2019. The total assets, net sales, and operating income of DJO represents 52 percent, 32 percent, and 22 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

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

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act, if necessary, is incorporated by reference to such information included in our proxy statement for our 2020 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2020 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2020 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2020 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2020 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2020 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page

113
of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits: See exhibits listed under Part (B) below.

(B)	Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	120
EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase Agreement, dated as of September 24, 2017, by and between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017
2.2	Agreement and Plan of Merger by and among DJO Global, Inc. Colfax Corporation, Motion Merger Sub, Inc. and Grand Slam Holdings, LLC	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on November 19, 2018
2.3	Equity and Asset Purchase Agreement, dated as of May 15, 2019, by and between Colfax Corporation, Granite Holdings US Acquisition Co. International, Inc. and Brilliant 3047, GmBH	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 17, 2019
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
4.2
Indenture, dated as of April 19, 2017, by and among Colfax Corporation, as issuer, the Subsidiary Guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, as paying agent, and Deutsche Bank Luxembough S.A., as transfer agent, registrar and authenticating agent, and Form of Global Note included therein
Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 19, 2017
4.3	Purchase Contract Agreement dated as of January 11, 2019, by and between Colfax Corporation and U.S. Bank National Association, as purchase contract agent, custodial agent and securities intermediary	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.4	Indenture dated as of January 11, 2019, by and between Colfax Corporation and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.5	First Supplemental Indenture, dated as of January 11, 2019, between Colfax Corporation and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.6	Indenture, dated as of February 5, 2019, by and among CFX Escrow Corporation, as issuer, and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2019
4.7
First Supplemental Indenture, dated as of February 22, 2019, by and among Colfax Corporation (as successor to CFX Escrow Corporation), the guarantors named therein and Wilmington Trust, National Association, as trustee
Incorporated by reference to Exhibit 4.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2019

Exhibit No.	Description	Location
4.8	Description of Securities registered under Section 12 of the Exchange Act	Filed herewith
10.1	Conversion Agreement, dated February 12, 2014, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 12, 2014
10.2	Colfax Corporation 2008 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.3	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.4	Colfax Corporation 2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016
10.5	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.6	Form of Non-Qualified Stock Option Agreement for officers with retirement provision *	Filed herewith
10.7	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.8	Form of Non-Qualified Stock Option Agreement for non-officers with retirement provision*	Filed herewith
10.9	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.10	Form of Performance Stock Unit Agreement with retirement provision*	Filed herewith
10.11	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.12	Form of Restricted Stock Unit Agreement with retirement provisions*	Filed herewith
10.13	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.14	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.15	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.16	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.17	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.18	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.19	Amendment No. 1 to Colfax Corporation Amended and Restated Excess Benefit Plan, dated December 12, 2018*	Filed herewith

Exhibit No.	Description	Location
10.20	Colfax Corporation Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.21	Amendment No. 1 to Colfax Corporation Nonqualified Deferred Compensation Plan*	Filed herewith
10.22	Amendment No. 2 to Colfax Corporation Nonqualified Deferred Compensation Plan, dated December 12, 2018*	Filed herewith
10.23	Employment Agreement between Matthew L. Trerotola and Colfax Corporation*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015
10.24	Letter Agreement between Colfax Corporation and Christopher Hix*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2018
10.25	Employment Agreement between Colfax Corporation and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.26	Letter Agreement between Colfax Corporation and Shyam Kambeyanda*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2017
10.27	Form of Indemnification Agreement between the Company and each of its directors and executive officers*	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
10.28	Colfax Corporation Annual Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.29	Colfax Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
10.30	Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.31	Amendment No. 1 to the Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File 333-148486) as filed with the SEC on April 23, 2008
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
10.33
Credit Agreement, dated December 17, 2018, by and among the Company, as the borrower, certain U.S. subsidiaries of the Company identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Funding LLC, as syndication agent, and the co-documentation agents named therein
Incorporated by reference to Exhibit 99.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 18, 2018
10.34	Amendment No. 1 to Credit Agreement dated as of September 25, 2019.	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 31, 2019
10.35	Amendment No. 2 to Credit Agreement dated as of December 6, 2019	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 11, 2019

Exhibit No.	Description	Location
10.36
Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales
Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on March 11, 2008
10.37	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.38	Amendment No. 2 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 15, 2016	Incorporated by reference to Exhibit 10.37 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.39	Amendment No. 3 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 21, 2019	Incorporated by reference to Exhibit 10.40 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 21, 2019
10.40	Securities Purchase Agreement, dated September 12, 2011, between BDT CF Acquisition Vehicle, LLC and Colfax Corporation	Incorporated by reference to Exhibit 99.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011
10.41	Securities Purchase Agreement, dated September 12, 2011, between Mitchell P. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011
10.42	Securities Purchase Agreement, dated September 12, 2011, between Steven M. Rales and Colfax Corporation	Incorporated by reference to Exhibit 99.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011
10.43	Securities Purchase Agreement, dated September 12, 2011, between Markel Corporation and Colfax Corporation	Incorporated by reference to Exhibit 99.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 15, 2011
10.44	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and BDT CF Acquisition Vehicle, LLC	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.45	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.46	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.47	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.48	Amendment to Mr. Brander’s Service Agreement*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on May 8, 2019

Exhibit No.	Description	Location
21.1	Subsidiaries of registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.01	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.02	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2020.

COLFAX CORPORATION
By: /s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 21, 2020

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER M. HIX
Christopher M. Hix
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ DOUGLAS J. PITTS
Douglas J. Pitts
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ LIAM KELLY
Liam Kelly
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Charged to Other Accounts (2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2019:
Allowance for doubtful accounts	$35,152	$14,018	$—	$(16,255)	$(281)	$32,634
Allowance for excess slow-moving and obsolete inventory	41,130	10,655	—	(15,302)	(252)	36,231
Valuation allowance for deferred tax assets	148,023	11,250	9,100	(18,636)	(700)	149,037
Year Ended December 31, 2018:
Allowance for doubtful accounts	$31,488	$13,258	$—	$(7,381)	$(2,213)	$35,152
Allowance for excess slow-moving and obsolete inventory	34,960	20,446	—	(12,113)	(2,163)	41,130
Valuation allowance for deferred tax assets	155,131	9,743	7,180	(16,706)	(7,325)	148,023
Year Ended December 31, 2017:
Allowance for doubtful accounts	$29,005	$2,824	$—	$(2,271)	$1,930	$31,488
Allowance for excess slow-moving and obsolete inventory	34,625	5,510	—	(6,440)	1,265	34,960
Valuation allowance for deferred tax assets	153,740	17,269	(1,562)	(17,432)	3,116	155,131

(1)	Amounts charged to expense are net of recoveries for the respective period.

(2)	Represents amount charge to Accumulated other comprehensive loss and reclassifications to deferred tax asset accounts.

S-1