Form 10-Q
period 2020-04-03
Colfax CORP
filed 2020-05-07
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2020
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 3, 2020, there were 118,327,405 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019

Net sales	$816,356	$683,919
Cost of sales	468,142	422,906
Gross profit	348,214	261,013
Selling, general and administrative expense	291,297	247,849
Restructuring and other related charges	10,080	10,831
Operating income	46,837	2,333
Interest expense, net	24,796	21,821
Income (loss) from continuing operations before income taxes	22,041	(19,488)
Income tax expense	13,173	2,042
Net income (loss) from continuing operations	8,868	(21,530)
Loss from discontinued operations, net of taxes	(3,360)	(26,472)
Net income (loss)	5,508	(48,002)
Less: income attributable to noncontrolling interest, net of taxes	1,027	4,021
Net income (loss) attributable to Colfax Corporation	$4,481	$(52,023)
Net income (loss) per share - basic
Continuing operations	$0.06	$(0.17)
Discontinued operations	$(0.02)	$(0.22)
Consolidated operations	$0.03	$(0.39)
Net income (loss) per share - diluted
Continuing operations	$0.06	$(0.17)
Discontinued operations	$(0.02)	$(0.22)
Consolidated operations	$0.03	$(0.39)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019
Net income (loss)	$5,508	$(48,002)
Other comprehensive income (loss):
Foreign currency translation, net of tax of $519 and $(365)	(172,792)	26,402
Unrealized gain on hedging activities, net of tax of $3,873 and $1,878	11,036	5,352
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax of $252 and $(1,926)	866	(9,614)
Amortization of pension and other post-retirement prior service cost	—	32
Other comprehensive income (loss)	(160,890)	22,172
Comprehensive loss	(155,382)	(25,830)
Less: comprehensive income (loss) attributable to noncontrolling interest	(1,567)	8,140
Comprehensive loss attributable to Colfax Corporation	$(153,815)	$(33,970)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	April 3, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$365,604	$109,632
Trade receivables, less allowance for credit losses of $30,559 and $32,634	499,402	561,865
Inventories, net	561,675	571,558
Other current assets	154,929	161,190
Total current assets	1,581,610	1,404,245
Property, plant and equipment, net	468,241	491,241
Goodwill	3,191,312	3,202,517
Intangible assets, net	1,648,328	1,719,019
Lease asset - right of use	173,997	173,320
Other assets	392,084	396,490
Total assets	$7,455,572	$7,386,832

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$26,885	$27,642
Accounts payable	368,001	359,782
Accrued liabilities	424,213	469,890
Total current liabilities	819,099	857,314
Long-term debt, less current portion	2,513,022	2,284,184
Non-current lease liability	135,569	136,399
Other liabilities	650,118	619,307
Total liabilities	4,117,808	3,897,204
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 118,327,405 and 118,059,082 issued and outstanding as of April 3, 2020 and December 31, 2019, respectively	118	118
Additional paid-in capital	3,453,941	3,445,597
Retained earnings	479,223	479,560
Accumulated other comprehensive loss	(642,142)	(483,845)
Total Colfax Corporation equity	3,291,140	3,441,430
Noncontrolling interest	46,624	48,198
Total equity	3,337,764	3,489,628
Total liabilities and equity	$7,455,572	$7,386,832

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2019	118,059,082	$118	$3,445,597	$479,560	$(483,845)	$48,198	$3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	4,481	—	1,027	5,508
Distributions to noncontrolling owners	—	—	—	—	—	(8)	(8)
Other comprehensive loss, net of tax of $4,644	—	—	—	—	(158,297)	(2,593)	(160,890)
Common stock-based award activity	268,323	—	8,344	—	—	—	8,344
Balance at April 3, 2020	118,327,405	$118	$3,453,941	$479,223	$(642,142)	$46,624	$3,337,764

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2018	117,275,217	$117	$3,057,982	$991,838	$(780,177)	$207,186	$3,476,946
Cumulative effect of accounting change	—	—	—	15,368	(15,368)	—	—
Net income (loss)	—	—	—	(52,023)	—	4,021	(48,002)
Distributions to noncontrolling owners	—	—	—	—	—	(2,170)	(2,170)
Noncontrolling interest share repurchase	—	—	(22,409)	—	(21,372)	(48,940)	(92,721)
Other comprehensive income, net of tax of $(413)	—	—	—	—	18,053	4,119	22,172
Issuance of Tangible Equity Units	—	—	377,814	—	—	—	377,814
Common stock-based award activity	283,197	1	7,676	—	—	—	7,677
Balance at March 29, 2019	117,558,414	$118	$3,421,063	$955,183	$(798,864)	$164,216	$3,741,716

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 3, 2020	March 29, 2019

Cash flows from operating activities:
Net income (loss)	$5,508	$(48,002)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,336	44,832
Stock-based compensation expense	6,124	5,238
Non-cash interest expense	1,311	1,821
Deferred income tax expense (benefit)	(567)	(9,185)
Loss on sale of property, plant and equipment	976	218
Pension settlement loss	—	43,774
Changes in operating assets and liabilities:
Trade receivables, net	29,445	1,876
Inventories, net	(16,431)	(36,131)
Accounts payable	30,592	(45,749)
Changes in other operating assets and liabilities	(59,065)	(30,980)
Net cash provided by (used in) operating activities	56,229	(72,288)
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,113)	(24,356)
Proceeds from sale of property, plant and equipment	1,688	1,283
Acquisitions, net of cash received	(7,830)	(3,147,835)
Net cash used in investing activities	(37,255)	(3,170,908)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	1,725,000
Payments under term credit facility	—	(502,813)
Proceeds from borrowings on revolving credit facilities and other	608,673	1,233,735
Repayments of borrowings on revolving credit facilities and other	(364,403)	(477,045)
Proceeds from borrowings on senior unsecured notes	—	1,000,000
Payment of debt issuance costs	—	(24,280)
Proceeds from prepaid stock purchase contracts	—	377,814
Proceeds from issuance of common stock, net	2,220	2,439
Payment for noncontrolling interest share repurchase	—	(92,721)
Other	(1,353)	(3,103)
Net cash provided by financing activities	245,137	3,239,026
Effect of foreign exchange rates on Cash and cash equivalents	(8,139)	1,569
Increase (decrease) in Cash and cash equivalents	255,972	(2,601)
Cash and cash equivalents, beginning of period	109,632	245,019
Cash and cash equivalents, end of period	$365,604	$242,418

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Colfax Corporation (the “Company” or “Colfax”) is a leading diversified technology company that provides fabrication technology and medical device products and services to customers around the world, principally under the ESAB and DJO brands.

On September 30, 2019, Colfax completed the sale of its Air and Gas Handling business for an aggregate purchase price of $1.8 billion, including $1.67 billion of cash paid at closing, subject to certain adjustments pursuant to the purchase agreement, and the assumption of certain liabilities and minority interests. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as discontinued operations. See Note 3, “Discontinued Operations”, for further information.

On February 22, 2019, Colfax completed the purchase of DJO Global, Inc. (“DJO”) for $3.15 billion. DJO is a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.

The Condensed Consolidated Balance Sheet as of December 31, 2019 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the SEC on February 21, 2020.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

The Company makes certain estimates and assumptions in preparing its Condensed Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

The results of operations for the three months ended April 3, 2020 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. DJO sales typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for the Company’s products. The COVID-19 outbreak also has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities in the Condensed Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption is difficult to forecast.

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of April 3, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

credit losses and the carrying value of the goodwill and other long-lived assets. While there was not an impact to the Company’s consolidated financial statements as of and for the three months ended April 3, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2020

Standards Adopted	Description	Effective Date
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The ASU eliminates the probable initial recognition threshold under current GAAP and broadens the information an entity must consider when developing its expected credit loss estimates to include forward-looking information. The standard applies to most financial assets held at amortized costs, as well as certain other instruments. Under the current expected credit loss (“CECL”) model, entities must estimate losses over the entire contractual term of the asset from the date of initial recognition. In determining expected losses, consideration must be given to historical loss experience, current conditions, and reasonable and supportable forecasts incorporating forward looking information. The Company adopted Topic 326 on January 1, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment to the opening balance sheet of retained earnings to be recognized on the date of adoption without restating prior periods. The cumulative-effect adjustment, net of tax, on January 1, 2020 is $4.8 million.
January 1, 2020
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
The ASU modified the disclosure requirements for fair value measurements. The adoption of this standard does not result in any changes to the current disclosures, as the requirements modified by the ASU are not applicable or are immaterial for disclosure.
January 1, 2020

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Discontinued Operations

The Company has retained certain asbestos-related contingencies and insurance coverages from divested businesses for which it did not retain an interest in the ongoing operations subject to the contingencies. The Company has classified asbestos-related selling, general and administrative activity in its Condensed Consolidated Statements of Operations as part of Loss from discontinued operations. See Note 13, “Commitments and Contingencies” for further information.

Sale of Air and Gas Handling Business

The Company sold its Air and Gas Handling business on September 30, 2019. Accordingly, the accompanying Condensed Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as a discontinued operation.

The total consideration for the sale was $1.8 billion, including $1.67 billion in cash paid at closing, subject to certain adjustments pursuant to the purchase agreement, and the assumption of certain liabilities and minority interests. Based on the purchase price and the carrying value of the net assets being sold, the Company recorded an impairment loss of $481 million in the second quarter of 2019. The impairment loss included a $449 million goodwill impairment charge and a $32 million valuation allowance charge on assets held for sale relating to the initial estimated cost to sell the business. An accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar.

The Company recorded a pre-tax gain on disposal of $14.2 million in the fourth quarter of 2019. The total divestiture-related expenses incurred for the Air and Gas Handling sale were $48.6 million in the year ended December 31, 2019.

In connection with the purchase agreement, the Company and the purchaser entered into various agreements to provide a framework for their relationship after the disposition, including a transition services agreement. The transition services under the above agreements are not material to the Company’s results of operations.

The key components of Loss from discontinued operations, net of taxes related to the Air and Gas Handling business for the three months ended April 3, 2020 and March 29, 2019 were as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(In thousands)
Net sales	$—	$323,749
Cost of sales	—	226,472
Selling, general and administrative expense	—	67,740
Restructuring and other related charges	—	4,555
Divestiture-related expense(1)	2,285	2,555
Operating income (loss)	(2,285)	22,427
Interest expense(2)	—	7,300
Pension settlement loss	—	43,774
Loss from discontinued operations before income taxes	(2,285)	(28,647)
Income tax benefit	(316)	(5,620)
Loss from discontinued operations, net of taxes	$(1,969)	$(23,027)
(1) Primarily related to professional and consulting fees associated with the divestiture including seller due diligence and preparation of regulatory filings, as well as other disposition-related activities.
(2) The Company reclassified a portion of interest expense from its Term Loan Facilities associated with the mandatory repayment using net proceeds from the sale of the business.

Total income attributable to noncontrolling interest related to the Air and Gas Handling business, net of taxes was $2.7 million for the three months ended March 29, 2019.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Cash used in operating activities related to the discontinued operations of the divested Air and Gas Handling business for the three months ended April 3, 2020 and March 29, 2019 was $2.1 million and $2.8 million, respectively. Cash used in investing activities related to the discontinued operations of the divested Air and Gas Handling business for the three months ended March 29, 2019 was $10.3 million.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Acquisition

On February 22, 2019, Colfax completed the purchase of DJO for $3.15 billion, subject to certain adjustments set forth in the Merger Agreement.

During the three months ended April 3, 2020 and March 29, 2019, the Company incurred $0.9 million and $53.3 million, respectively, of advisory, legal, audit, valuation and other professional service fees in connection with the DJO acquisition, which are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations.

The DJO acquisition was accounted for using the acquisition method of accounting and accordingly, the Condensed Consolidated Financial Statements include the results of operations from the date of acquisition. The following unaudited proforma financial information presents Colfax’s consolidated financial information assuming the acquisition had taken place on January 1, 2019. These amounts are presented in accordance with GAAP, consistent with the Company’s accounting policies.

	Three Months Ended
	April 3, 2020	March 29, 2019
	(Unaudited, in thousands)
Net sales	$816,356	$853,085
Net income from continuing operations attributable to Colfax Corporation	10,115	14,135

During the first quarter of 2020, as part of the fair value adjustments to the assets and liabilities acquired, the Company increased the valuation allowance on U.S. deferred taxes, presented net within Other liabilities, by $51.4 million as of the acquisition date, with a corresponding increase to Goodwill. The accounting related to the DJO acquisition has been finalized, and the assets and liabilities acquired are no longer subject to adjustment.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company disaggregates its Fabrication Technology revenue into the following product groups:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(In thousands)
Equipment	$156,800	$174,003
Consumables	368,737	386,381
Total	$525,537	$560,384

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

	Three Months Ended
	April 3, 2020	March 29, 2019(1)
	(In thousands)
Prevention & Rehabilitation	$201,493	$87,736
Reconstructive	89,326	35,799
Total	$290,819	$123,535

(1) For the three months ended March 29, 2019, the Medical Technology segment includes results from the acquisition date of February 22, 2019.

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of April 3, 2020 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances for both over-time and point-in-time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2019 and 2018, total contract liabilities were $14.8 million and $13.0 million, respectively. During the three months ended April 3, 2020 and March 29, 2019, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.9 million and $3.9 million, respectively. As of April 3, 2020 and March 29, 2019, total contract liabilities were $17.0 million and $18.3 million, respectively.

Allowance for Credit Losses

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2020. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management elected to disaggregate trade receivables into business segments due to risk characteristics unique to each segment given the individual lines of business and market. Pooling was further disaggregated based on either geography or product type.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company evaluated multiple approaches before concluding that a loss rate methodology best matched data capabilities. The Company leveraged historical write offs over a defined lookback period in deriving a historical loss rate. The expected credit loss model further considers current conditions and reasonable and supportable forecasts through the use of an adjustment for current and projected macroeconomic factors. Management identified appropriate macroeconomic indicators based on tangible correlation to historical losses, giving consideration to the location and risks associated with the Company.

The changes in the allowance for credit losses for the three months ended April 3, 2020 were as follows:

	Balance at Beginning of Period	Charged to Expense	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Three Months Ended April 3, 2020
Allowance for credit losses	$36,009	$(652)	$(1,862)	$(2,936)	$30,559

6. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$7,841	$(22,860)
Weighted-average shares of Common stock outstanding - basic	136,601,111	133,713,815
Net income (loss) per share from continuing operations - basic	$0.06	$(0.17)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$7,841	$(22,860)
Weighted-average shares of Common stock outstanding - basic	136,601,111	133,713,815
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	4,868,927	—
Weighted-average shares of Common stock outstanding - diluted	141,470,038	133,713,815
Net income (loss) per share from continuing operations - diluted	$0.06	$(0.17)

(1) Net income (loss) from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes, of $1.0 million and $1.3 million for the three months ended April 3, 2020 and March 29, 2019, respectively.

For both periods presented, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. For the three months ended April 3, 2020, the weighted-average shares of Common stock outstanding - diluted includes the impact of 3.7 million potentially issuable dilutive shares related to Colfax’s tangible equity units. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended April 3, 2020 excludes 3.9 million of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three months ended April 3, 2020, Income (loss) from continuing operations before income taxes was $22.0 million, while the income tax expense was $13.2 million. The effective tax rate was 59.8% for the three months ended April 3, 2020. The effective tax rate for the three months ended April 3, 2020 differed from the 2020 U.S. federal statutory rate of 21% mainly due to the impact of additional U.S. tax on international operations and taxable foreign exchange gains offset in part by a discrete tax benefit associated with the enactment of a tax law change in India. Income taxes for the three months ended April 3, 2020 were calculated using the actual year-to-date effective tax rate, also known as the discrete method. The discrete method was used because of the high degree of uncertainty in estimating annual pretax earnings caused by the ongoing COVID-19 pandemic market conditions.

During the three months ended March 29, 2019, Income (loss) from continuing operations before income taxes was $(19.5) million, while the income tax expense was $2.0 million. The effective tax rate was (10.5)% for the three months ended March 29, 2019. The effective tax rate for the three months ended March 29, 2019 differs from the 2019 U.S. federal statutory rate of 21% mainly due to non-deductible deal costs and an aggregate discrete U.S. tax expense due to a change in valuation allowance associated with the acquisition of DJO.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of April 3, 2020, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended April 3, 2020 and March 29, 2019. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2020	$(106,500)	$(421,889)	$44,544	$(483,845)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	1,672	(170,679)	(1,310)	(170,317)
Loss on long-term intra-entity foreign currency transactions	—	(1,027)	—	(1,027)
Gain on net investment hedges	—	—	12,180	12,180
Other comprehensive income (loss) before reclassifications	1,672	(171,706)	10,870	(159,164)
Amounts reclassified from Accumulated other comprehensive loss	867	—	—	867
Net Other comprehensive (loss) income	2,539	(171,706)	10,870	(158,297)
Balance at April 3, 2020	$(103,961)	$(593,595)	$55,414	$(642,142)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)

Balance at January 1, 2019	$(80,794)	$(752,989)	$38,238	$(795,545)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	824	8,803	10	9,637
Gain on long-term intra-entity foreign currency transactions	—	12,621	—	12,621
Gain on net investment hedges	—	—	5,453	5,453
Unrealized loss on cash flow hedges	—	—	(76)	(76)
Other comprehensive income (loss) before reclassifications	824	21,424	5,387	27,635
Amounts reclassified from Accumulated other comprehensive loss	(9,582)	—	—	(9,582)
Noncontrolling interest share repurchase	—	(21,372)	—	(21,372)
Net Other comprehensive income (loss)	(8,758)	52	5,387	(3,319)
Balance at March 29, 2019	$(89,552)	$(752,937)	$43,625	$(798,864)

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

TEU amortizing notes
Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum and has a final installment payment date of January 15, 2022. On each January 15, April 15, July 15 and October 15, commencing on April 15, 2019, the Company pays equal quarterly cash installments of $1.4375 per TEU amortizing note (except for the April 15, 2019 installment payment, which was $1.5014 per TEU amortizing note), which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 5.75% per year with respect to the $100 stated amount per unit. The Company paid $6.6 million representing a partial payment of principal and interest on the TEU amortizing notes in the first quarter of 2020. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company.
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
Repurchase of noncontrolling interest shares
During 2019, the Company repurchased all of the noncontrolling interest shares of its South Africa consolidated subsidiary from existing shareholders under a general offer. As a part of the Air and Gas Handling business, the subsidiary was subsequently sold on September 30, 2019, and its results of operations are included in discontinued operations for all periods presented.

9. Inventories, Net

Inventories, net consisted of the following:

	April 3, 2020	December 31, 2019
	(In thousands)
Raw materials	$108,586	$115,587
Work in process	39,061	37,019
Finished goods	475,970	475,933
	623,617	628,539
Less: allowance for excess, slow-moving and obsolete inventory	(61,942)	(56,981)
Inventories, net	$561,675	$571,558

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

10. Debt

Long-term debt consisted of the following:

	April 3, 2020	December 31, 2019
	(In thousands)
Term loan	$823,048	$822,945
Euro senior notes	374,191	388,925
2024 and 2026 notes	989,757	989,236
TEU amortizing notes	48,522	54,044
Revolving credit facilities and other	304,389	56,676
Total debt	2,539,907	2,311,826
Less: current portion	(26,885)	(27,642)
Long-term debt	$2,513,022	$2,284,184

Term Loan and Revolving Credit Facility

The Company’s credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility.

The Company has $7.7 million in deferred financing fees recorded in conjunction with the Credit Facility as of April 3, 2020, which is being accreted to Interest expense, net primarily using the effective interest method over the life of the facility.

The Term Loan and the Revolver bear interest either at the Eurocurrency rate or the base rate, in each case, plus the applicable interest rate margin, whichever results in the lower applicable interest rate margin (subject to certain exceptions), based upon either the total leverage ratio or corporate family rating of the Company as determined by Standard & Poor’s and Moody’s (ranging from 1.25% to 2.00%, in the case of the Eurocurrency margin, and 0.25% to 1.00%, in the case of the base rate margin). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin, and each swing line loan denominated in any other currency available under the Credit Facility will bear interest at the Eurocurrency rate plus the applicable interest rate margin.

Certain of the Company’s U.S. subsidiaries agreed to guarantee the Company’s obligations under the Credit Facility.

The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as the ratio of Consolidated Total Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility), of 4.75:1.00 as of March 31, 2020, 4.25:1.00 as of June 30, 2020, 4.00:1.00 as of each fiscal quarter ending during the period from September 30, 2020 through September 30, 2021, and 3.50:1.00 as of December 31, 2021 and for each fiscal quarter ending thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan Facilities and the Revolver. As of April 3, 2020, the Company is in compliance with the covenants under the Credit Facility.

As of April 3, 2020, the weighted-average interest rate of borrowings under the Credit Facility was 2.95%, excluding accretion of original issue discount and deferred financing fees, and there was $675 million available on the Revolver.

On May 1, 2020, the Company entered into an amendment to its Credit Facility. See Note 15, “Subsequent Events” for further information.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Euro Senior Notes

On April 19, 2017, the Company issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025, have an interest rate of 3.25% and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The proceeds from the Euro Notes offering were used to repay borrowings under our previous credit facilities totaling €283.5 million, as well as for general corporate purposes. In conjunction with the issuance of the Euro notes, the Company recorded $6.0 million of deferred financing fees. The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.

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

2024 Notes and 2026 Notes

On February 5, 2019, two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”) were issued to finance a portion of the purchase price for the DJO acquisition. The 2024 Notes are due on February 15, 2024 and have an interest rate of 6.0%. The 2026 Notes are due on February 15, 2026 and have an interest rate of 6.375%. Each tranche of notes is guaranteed by certain of the Company’s domestic subsidiaries.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $241.7 million. As of April 3, 2020, there were no outstanding borrowings under these facilities.

The Company is also party to letter of credit facilities with an aggregate capacity of $412.1 million. Total letters of credit of $119.8 million were outstanding as of April 3, 2020.

In total, the Company had deferred financing fees of $22.4 million included in its Condensed Consolidated Balance Sheet as of April 3, 2020, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	April 3, 2020	December 31, 2019
	(In thousands)
Accrued compensation and related benefits	$84,061	$100,290
Accrued taxes	52,176	55,258
Accrued asbestos-related liability	68,102	64,394
Warranty liability - current portion	13,702	15,513
Accrued restructuring liability - current portion	4,437	6,961
Accrued third-party commissions	23,168	30,768
Customer advances and billings in excess of costs incurred	18,092	16,009
Lease liability - current portion	38,428	40,021
Accrued interest	17,924	27,333
Other	104,123	113,343
Accrued liabilities	$424,213	$469,890

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(In thousands)
Warranty liability, beginning of period	$15,528	$12,312
Accrued warranty expense	1,121	1,704
Changes in estimates related to pre-existing warranties	318	406
Cost of warranty service work performed	(1,910)	(2,415)
Acquisition-related liability	—	2,252
Foreign exchange translation effect	(1,309)	9
Warranty liability, end of period	$13,748	$14,268

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three months ended April 3, 2020
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$1,638	$940	$(1,401)	$(77)	$1,100
Facility closure costs(2)	1,284	1,869	(3,134)	—	19
	2,922	2,809	(4,535)	(77)	1,119
Medical Technology:
Termination benefits(1)	3,919	958	(1,750)	—	3,127
Facility closure costs(2)	257	8,158	(8,170)	—	245
	4,176	9,116	(9,920)	—	3,372
Total	$7,098	$11,925	$(14,455)	$(77)	$4,491

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. Restructuring charges in the Medical Technology segment during the three months ended April 3, 2020 includes costs related to product and distribution channel transformations, facilities optimization, and integration charges. Restructuring charges in the Medical Technology segment also includes $1.8 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 3, 2020.
(3) As of April 3, 2020, $4.4 million and $0.1 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $2.5 billion and $2.3 billion estimated fair value of the Company’s debt as of April 3, 2020 and December 31, 2019, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	April 3, 2020
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$12,058	$—	$—	$12,058
Foreign currency contracts related to sales - not designated as hedges	—	2,411	—	2,411
Foreign currency contracts related to purchases - not designated as hedges	—	2,374	—	2,374
Deferred compensation plans	—	7,354	—	7,354
	$12,058	$12,139	$—	$24,197

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$3,022	$—	$3,022
Foreign currency contracts related to purchases - not designated as hedges	—	50	—	50
Deferred compensation plans	—	7,354	—	7,354
	$—	$10,426	$—	$10,426

	December 31, 2019
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$13,125	$—	$—	$13,125
Foreign currency contracts related to sales - not designated as hedges	—	74	—	74
Foreign currency contracts related to purchases - not designated as hedges	—	408	—	408
Deferred compensation plans	—	8,870	—	8,870
	$13,125	$9,352	$—	$22,477

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$328	$—	$328
Foreign currency contracts related to purchases - not designated as hedges	—	853	—	853
Deferred compensation plans	—	8,870	—	8,870
	$—	$10,051	$—	$10,051

There were no transfers in or out of Level One, Two or Three during the three months ended April 3, 2020.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of April 3, 2020 and December 31, 2019, the Company had foreign currency contracts with the following notional values:

	April 3, 2020	December 31, 2019
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$112,681	$28,718
Foreign currency contracts purchased - not designated as hedges	16,882	107,090
Total foreign currency derivatives	$129,563	$135,808

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$12,180	$5,453
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	(351)	(29)
Realized gain (loss)	(945)	(658)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	2,768	(355)
Realized gain (loss)	748	267

(1) The unrealized gain on net investment hedges is attributable to the change in valuation of Euro denominated debt.

13. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s 2019 Form 10-K. Since the Company did not retain an interest in the ongoing operations of the divested Fluid Handling and Air and Gas businesses, the retained asbestos-related activity has been classified in its Condensed Consolidated Statements of Operations as a component of Loss from discontinued operations, net of taxes.

Asbestos Contingencies

Claims activity since December 31 related to asbestos claims is as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(Number of claims)
Claims unresolved, beginning of period	16,299	16,417
Claims filed(1)	1,043	1,056
Claims resolved(2)	(600)	(711)
Claims unresolved, end of period	16,742	16,762

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	April 3, 2020	December 31, 2019
	(In thousands)
Current asbestos insurance receivable(1)	$4,474	$4,474
Long-term asbestos insurance asset(2)	282,611	281,793
Long-term asbestos insurance receivable(2)	35,025	41,629
Accrued asbestos liability(3)	68,102	64,394
Long-term asbestos liability(4)	281,147	286,105

(1) Included in Other current assets in the Condensed Consolidated Balance Sheets. Over the next year, the Company expects to be reimbursed for certain asbestos-related costs that were mainly incurred prior to certain court rulings.
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

14. Segment Information

The Company conducts its continuing operations through the Fabrication Technology and Medical Technology operating segments, which also represent the Company’s reportable segments.

▪	Fabrication Technology - a global supplier of consumable products and equipment for use in the cutting, joining and automated welding of steels, aluminum and other metals and metal alloys.

•
Medical Technology - a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before restructuring and certain other charges.

The Company’s segment results were as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019(1)
	(In thousands)
Net sales:
Fabrication Technology	$525,537	$560,384
Medical Technology	290,819	123,535
	$816,356	$683,919
Segment operating income(2):
Fabrication Technology	$69,036	$70,605
Medical Technology	3,804	10,682
Corporate and other	(14,078)	(68,123)
	$58,762	$13,164

(1) For the three months ended March 29, 2019, the Medical Technology segment includes results from the acquisition date of February 22, 2019.
(2) Following is a reconciliation of Income (loss) from continuing operations before income taxes to segment operating income:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(In thousands)
Income (loss) from continuing operations before income taxes	$22,041	$(19,488)
Interest expense, net	24,796	21,821
Restructuring and other related charges(1)	11,925	10,831
Segment operating income	$58,762	$13,164

(1) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 3, 2020.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. Subsequent Events

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Amendment”). The Amendment, among other changes, modifies the total leverage ratio by permitting the Company to deduct (subject to certain exceptions) up to $125 million of unrestricted cash and cash equivalents from the debt component of the ratio and by increasing the maximum total leverage ratio to 5.75:1.00 as of June 30, 2020, 6.50:1.00 as of each fiscal quarter thereafter until March 31, 2021, 5.25:1.00 for the quarter ending June 30, 2021, 4.50:1.00 for the quarter ending September 30, 2021, 4.25:1.00 for the quarter ending December 31, 2021 and March 31, 2022, 4.00:1.00 for the quarter ending June 30, 2022 and September 30, 2022, and 3.50:1.00 as of December 31, 2022 and for each fiscal quarter ending thereafter. The Amendment also decreases the interest coverage ratio to 3.00:1.00 for the quarter ending June 30, 2020, 2.75:1.00 for each of the fiscal quarters ending September 30, 2020 until June 30, 2021, and then increases it back to 3.00:1.00 for the quarter ending September 30, 2021 and thereafter. The Amendment contains a “springing” collateral provision (based upon the Gross Leverage Ratio as defined in the Amendment to the Credit Facility) which requires the obligations under the Amendment to the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries and the equity of its first tier foreign subsidiaries, subject to customary exceptions, in the event Colfax’s gross leverage ratio under the Credit Facility is greater than 5.00:1.00 as of the last day of any fiscal quarter. Lastly, the Amendment adds a fifth pricing tier in the event the total leverage ratio is greater than 4.50:1.00 (regardless of the corporate family rating), with pricing at 2.50%, in the case of the Eurocurrency margin, 1.50%, in the case of the base rate margin, and 0.50% when undrawn. The total commitment and maturity of the Credit Facility remains unchanged. The Amendment increased the total leverage ratio and decreased the interest coverage ratio from those ratios disclosed in Note 10, “Debt” to provide further financial flexibility in the period impacted by the COVID-19 outbreak.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2020 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the impact of the COVID-19 global pandemic, including the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products, projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

•
risks related to the impact of the COVID-19 global pandemic, including actions by governments, businesses and individuals in response to the situation, such as the scope and duration of the outbreak, the nature and effectiveness of government actions and restrictive measures implemented in response, material delays and cancellations of medical procedures, supply chain disruptions, the impact on creditworthiness and financial viability of customers, and other impacts on the Company’s business and ability to execute business continuity plans;

•	changes in the general economy, as well as the cyclical nature of the markets we serve;

•	the significant turmoil in the commodity markets and decline in certain commodity prices, including oil, due to economic disruptions from the COVID-19 pandemic and various geopolitical events;

•	our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•	our exposure to unanticipated liabilities resulting from acquisitions;

•	our ability and the ability of our customers to access required capital at a reasonable cost;

•	our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•	the amount of and our ability to estimate our asbestos-related liabilities;

•	the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•	material disruptions at any of our manufacturing facilities;

•	noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•	risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

•	risks associated with the representation of our employees by trade unions and work councils;

•	our exposure to product liability claims;

•	potential costs and liabilities associated with environmental, health and safety laws and regulations;

•	failure to maintain, protect and defend our intellectual property rights;

•	the loss of key members of our leadership team;

•	restrictions in our principal credit facility that may limit our flexibility in operating our business;

•	impairment in the value of intangible assets;

•	the funding requirements or obligations of our defined benefit pension plans and other postretirement benefit plans;

•	significant movements in foreign currency exchange rates;

•	availability and cost of raw materials, parts and components used in our products;

•	new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•	service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•	risks arising from changes in technology;

•	the competitive environment in our industry;

•
changes in our tax rates or exposure to additional income tax liabilities, including the effects of the COVID-19 global pandemic and the U.S. Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	difficulties and delays in integrating the DJO acquisition or fully realizing projected cost savings and benefits of the DJO acquisition; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2019 Form 10-K and in this Form 10-Q.

The effects of the COVID-19 pandemic, including actions by governments, businesses and individuals in response to it, may give rise to or amplify the risks associated with many of these factors.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2019 Form 10-K and Part II. Item 1A. “Risk Factors” in this Form 10-Q for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Integral to our operations is Colfax Business System (CBS). CBS is our business management system, combining a comprehensive set of tools and repeatable, teachable processes that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe our management team’s access to, and experience in, the application of CBS is one of our primary competitive strengths.

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

Items Affecting Comparability of Reported Results

Our results from continuing operations for the three months ended April 3, 2020 include the impact of six additional days as compared to the three months ended March 29, 2019 due to our accounting close schedule and leap year. The second and third quarters will have the same number of days compared to 2019. The fourth quarter of 2020 will have 5 fewer days compared to 2019 due to our accounting close schedule. The comparability of our operating results for the three months ended April 3, 2020 and three months ended March 29, 2019 is affected by the following additional significant items:

Recent Events

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products. As reflected in the discussions that follow, the impact of the pandemic and actions taken in response to it have had a variety of impacts on our results of operations for the first quarter of 2020, primarily in the last month of the quarter. Through the date of this Form 10-Q, these impacts have continued and grown more significant. We expect these effects to continue until the pandemic subsides or government and businesses are able to return to more normal operations.

The full impacts of the global emergence of COVID-19 on our business are currently unknown and cannot be predicted. In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We generally began seeing the effects of COVID-19 on our businesses in mid-March.

Our Medical Technology business sales have declined because of decreases in elective surgical procedures, organized sporting events and general population activity levels. We cannot predict how long this impact will continue or project future results; however, we expect the growing backlog of elective procedures to convert to revenue as healthcare access expands and elective procedures resume in affected regions, the timing and extent of which remains highly uncertain and cannot be predicted. In addition, while we expect government policy decisions that will allow for the resumption of organized sports and activity levels, we cannot predict the timing of such decisions or the extent to which such activities will resume.

Within our Fabrication Technology segment, customer demand has significantly declined, principally in the Americas and Europe. Certain local governments have also ordered closures of certain of our production facilities late in the quarter and all but one have re-opened in April, with the last expected to re-open in May. We expect our sales to improve as facilities are re-opened and customer demand recovers, in-line generally with industrial GDP improvements and steel consumption; however, we cannot predict the timing and extent of these improvements.

The Company has implemented a broad range of actions to mitigate the effects of lower sales levels. These actions are intended to be temporary and include reducing salaries, furloughing and laying-off employees, significantly curtailing discretionary expenses, re-phasing of capital expenditures, reducing supplier purchase levels and / or prices, adjusting working capital practices and other measures. In total, these actions are expected to reduce cash outlays by at least $100.0 million in Q2 2020.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including national and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Please see Part II. Items 1A. “Risk Factors” in this Form 10-Q for further discussion of the Company’s risks relating to the COVID-19 pandemic.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. On February 22, 2019, we completed the acquisition of DJO, creating a new growth platform in the high-margin orthopedic solutions market.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 58% for the three months ended April 3, 2020, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the first quarter of 2020 compared to the first quarter of 2019, fluctuations in foreign currencies had unfavorable impacts on the change in Net sales and Income taxes from continuing operations of approximately 3% and 12%, respectively. The changes in foreign exchange rates since December 31, 2019 also decreased net assets by approximately 4% as of April 3, 2020.

In 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations into Brazilian real, the functional currency of the Argentinian entity’s direct parent. Gains and losses from the remeasurement are reflected in earnings. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates. As of and for the three months ended April 3, 2020, the Argentina operation represented less than 1% of our Total assets and Net sales, and was restricted solely to our Fabrication Technology segment. The devaluation of the Argentinian peso in the first quarter of 2019 resulted in a loss of $0.8 million. However, in the first quarter of 2020, the Argentinian peso appreciated in value versus the Brazilian real, resulting in a gain of $1.3 million.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. However, we expect that the business impact caused by the COVID-19 pandemic will distort the effects of historical seasonality patterns.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by management to assess our operating performance. Adjusted EBITA excludes from Net income (loss) from continuing operations the effect of restructuring and other related charges, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as income tax expense (benefit), interest expense, net and pension settlement loss. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring, strategic transaction costs, and acquisition-related amortization and other non-cash charges from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans that are fundamentally different from the ongoing productivity improvements of the Company. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that the Company uses in evaluating its financial and business performance and trends.

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

	Three Months Ended
	April 3, 2020	March 29, 2019
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP)	$8.9	$(21.5)
Income tax expense	13.2	2.0
Interest expense, net(1)	24.8	21.8
Restructuring and other related charges(2)	11.9	10.8
Strategic transaction costs(3)	0.9	53.3
Acquisition-related amortization and other non-cash charges(4)	35.8	23.7
Adjusted EBITA (non-GAAP)	$95.5	$90.2
Net income margin from continuing operations (GAAP)	1.1%	(3.1)%
Adjusted EBITA margin (non-GAAP)	11.7%	13.2%

(1) The three months ended March 29, 2019 includes $0.8 million of debt extinguishment charges.
(2) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 3, 2020.
(3) Includes costs incurred for the acquisition of DJO.
(4) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three months ended April 3, 2020 and March 29, 2019.

	Three Months Ended April 3, 2020
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$66.2	$(5.3)	$(14.1)	$46.8
Restructuring and other related charges(1)	2.8	9.1	—	11.9
Segment operating income (loss) (non-GAAP)	69.0	3.8	(14.1)	58.8
Strategic transaction costs	—	—	0.9	0.9
Acquisition-related amortization and other non-cash charges	8.9	26.9	—	35.8
Adjusted EBITA (non-GAAP)	$77.9	$30.7	$(13.2)	$95.5
Segment operating income (loss) margin (non-GAAP)	13.1%	1.3%	—%	7.2%
Adjusted EBITA margin (non-GAAP)	14.8%	10.6%	—%	11.7%

(1) Restructuring and other related charges in the Medical Technology segment includes $1.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended March 29, 2019
	Fabrication Technology	Medical Technology(1)	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$66.3	$4.1	$(68.1)	$2.3
Restructuring and other related charges	4.3	6.5	—	10.8
Segment operating income (loss) (non-GAAP)	70.6	10.7	(68.1)	13.2
Strategic transaction costs	—	—	53.3	53.3
Acquisition-related amortization and other non-cash charges	8.7	15.0	—	23.7
Adjusted EBITA (non-GAAP)	$79.3	$25.7	$(14.8)	$90.2
Segment operating income (loss) margin (non-GAAP)	12.6%	8.6%	—%	1.9%
Adjusted EBITA margin (non-GAAP)	14.1%	20.8%	—%	13.2%

(1) The Medical Technology segment includes results from the acquisition date of February 22, 2019.

Total Company

Sales

Net sales for the three months ended April 3, 2020 increased as compared with the three months ended March 29, 2019. The following table presents the components of changes in our consolidated Net sales.

	Net Sales(1)%
	(Dollars in millions)
For the three months ended March 29, 2019	$683.9
Components of Change:
Existing Businesses(2)	(43.3)	(6.3)%
Acquisitions(3)	199.5	29.2%
Foreign Currency Translation(4)	(23.7)	(3.5)%
	132.5	19.4%
For the three months ended April 3, 2020	$816.4

(1) The three months ended March 29, 2019 reflects 35 days of sales from our Medical Technology segment, as the DJO acquisition was completed on February 22, 2019. The increase in Net Sales for the year-to-date period through February 22, 2020 is reflected in the Acquisitions line below.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(3) Represents the incremental sales as a result of our acquisitions discussed previously.
(4) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

The increase in Net sales during the first quarter of 2020 compared to the first quarter of 2019 is primarily attributed to Net sales from acquisitions. Net sales from acquisitions represents the incremental sales as a result of the acquisition of DJO, our Medical Technology segment, completed on February 22, 2019.

The decrease in Net sales from existing businesses is attributable to decreases of $30.8 million in our Medical Technology segment and $12.5 million in our Fabrication Technology segment reflecting the impact of the COVID-19 pandemic. Our Medical Technology segment delivered organic growth compared to the first quarter of 2019, including the period prior to acquisition, until the COVID-19 outbreak began impacting our sales due to deferrals of elective surgical procedures, and reductions in organized sports and general population activity levels in affected regions substantially offsetting the growth recognized through February. We cannot predict the timing, but we expect the growing backlog of elective procedures to convert to revenue as healthcare access expands and reverts to prior levels and as government policy decisions allow for the resumption of organized sports and activity levels. Our Fabrication Technology segment had a decrease from existing businesses of 2.2% as a result of softening sales volume caused by the COVID-19 impact due to certain local government ordered facility closures late in the quarter and significant decline in customer demand, principally in the Americas, Europe, and India, partially offset by new product initiatives and pricing improvements. Certain of these facilities have re-opened in April, with the rest currently expected to re-open in May. We expect our sales to recover as facilities are re-opened and customer demand recovers, in-line generally with industrial GDP improvements and steel consumption; however, we cannot predict the timing of these improvements. Fluctuation of foreign currency translation rates had a negative impact of $23.7 million during the quarter due largely to the strengthening of the U.S. dollar relative to other currencies.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended
	April 3, 2020	March 29, 2019
	(Dollars in millions)
Gross profit	$348.2	$261.0
Gross profit margin	42.7%	38.2%
Selling, general and administrative expense	$291.3	$247.8
Operating income	$46.8	$2.3
Operating income margin	5.7%	0.3%
Net income (loss) from continuing operations	$8.9	$(21.5)
Net income (loss) margin from continuing operations	1.1%	(3.1)%
Adjusted EBITA (non-GAAP)	$95.5	$90.2
Adjusted EBITA Margin (non-GAAP)	11.7%	13.2%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$11.9	$10.8
Strategic transaction costs	$0.9	$53.3
Acquisition-related amortization and other non-cash charges	$35.8	$23.7
Interest expense, net	$24.8	$21.8
Income tax expense	$13.2	$2.0

(1) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 3, 2020.

First Quarter of 2020 Compared to First Quarter of 2019

The $87.2 million increase in Gross profit during the first quarter of 2020 in comparison to the first quarter of 2019 was primarily attributable to the inclusion of three months of activity of our Medical Technology segment in 2020 as compared with one month in the prior year. Gross profit in our Fabrication Technology segment decreased $5.1 million during the first quarter of 2020 in comparison to the first quarter of 2019 due to softening sales volume caused by COVID-19 impact and unfavorable foreign currency translation, partially offset by an improved product mix and new product initiatives. Improved Gross profit margin in the first quarter of 2020 compared to first quarter of 2019 was primarily attributed to higher gross margin from our Medical Technology segment.

The $43.5 million increase in Selling, general and administrative expense in the first quarter of 2020 as compared to the first quarter of 2019 was mainly due to a full quarter of activity within a full quarter of activity within our Medical Technology segment, partially offset by a decrease of strategic transaction costs of $52.4 million. The $12.1 million increase in acquisition-related amortization and other non-cash charges in the first quarter of 2020 as compared to the first quarter of 2019 was due to the inclusion of a full quarter of amortization of intangibles for our Medical Technology segment, partially offset by a decrease in Medical Technology segment inventory step-up charges. Restructuring and other related charges increased during the first quarter of 2020 in comparison to the first quarter of 2019 mainly due to three months of activity of our Medical Technology segment in 2020 as compared with one month in the prior year.

Interest expense, net for the first quarter of 2020 increased by $3.0 million compared to the first quarter of 2019, primarily attributable to increases in debt related to our acquisition of DJO.

The effective tax rate for Income from continuing operations during the first quarter of 2020 was 59.8%, which was higher than the 2020 U.S. federal statutory tax rate of 21% mainly due to the impact of additional U.S. tax on international operations and taxable foreign exchange gains offset in part by a discrete tax benefit associated with the enactment of a tax law change in

India. The effective tax rate for the first quarter of 2019 was (10.5)%, which was lower than the 2019 U.S. federal statutory tax rate of 21% mainly due to non-deductible deal costs and an aggregate discrete U.S. tax expense due to a change in valuation allowance associated with our acquisition of DJO.

Net income (loss) from continuing operations increased in the first quarter of 2020 as compared to the first quarter of 2019 largely due to a decrease of strategic transaction costs partially offset by the increase in Acquisition-related amortization and other non-cash charges. Net income margin from continuing operations increased by 420 basis points during the first quarter of 2020 in comparison to the first quarter of 2019 for the same reasons as Net income (loss) from continuing operations.

The higher Adjusted EBITA in the first quarter of 2020 as compared to the first quarter of 2019 was primarily driven by the contribution from our Medical Technology segment. Adjusted EBITA margin decreased by 150 basis points during the first quarter of 2020 in comparison to the first quarter of 2019, mainly attributable to decreases in our Medical Technology segment Adjusted EBITA margin partially offset by margin growth in our Fabrication Technology segment.

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

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(Dollars in millions)
Net sales	$525.5	$560.4
Gross profit	$188.8	$193.9
Gross profit margin	35.9%	34.6%
Selling, general and administrative expense	$119.8	$123.3
Segment operating income	$69.0	$70.6
Segment operating income margin	13.1%	12.6%
Adjusted EBITA (Non-GAAP)	$77.9	$79.3
Adjusted EBITA Margin (Non-GAAP)	14.8%	14.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$2.8	$4.3
Acquisition-related amortization and other non-cash charges	$8.9	$8.7

Net sales decreased $34.9 million in the first quarter of 2020 compared to the first quarter of 2019. The decrease was primarily due to unfavorable foreign currency translation impact of $22.4 million as well as lower sales volumes. The decrease from existing businesses of 2.2% is a result of softening sales volume caused by the COVID-19 impact due to certain local government ordered facility closures late in the quarter and significant decline in customer demand, principally in the Americas, Europe, and India, partially offset by new product initiatives and pricing improvements. Gross profit decreased in the first quarter of 2020 as compared to the first quarter of 2019 mainly driven by the lower sales volume, offset slightly by improved product mix. Gross profit margin increased by 130 basis points when compared to the same period in 2019, mainly due to favorable product mix and pricing improvements. Selling, general and administrative expense decreased in the first quarter of 2020 compared to the first quarter of 2019, mainly attributable to favorable foreign currency translation impact and minimizing discretionary spending to offset the COVID-19 impact. Segment operating income and Adjusted EBITA in the first quarter of 2020 compared to first quarter of 2019 were slightly lower resulting from lower Gross profit due to the decline in sales volume. Segment operating income margin and Adjusted EBITA margin both increased due to the improved Gross profit margin from a favorable product mix and lower selling, general and administrative expenses. Restructuring and other related charges decreased during the first quarter of 2020 in comparison to the first quarter of 2019, as a result of a different pace of our cost reduction programs.

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

The following table summarizes the selected financial data for our Medical Technology segment:

	Three Months Ended April 3, 2020	From February 22, 2019 to March 29, 2019
	(Dollars in millions)
Net sales	$290.8	$123.5
Gross profit	$161.2	$67.1
Gross profit margin	55.4%	54.3%
Selling, general and administrative expense	$157.4	$56.4
Segment operating income	$3.8	$10.7
Segment operating income margin	1.3%	8.6%
Adjusted EBITA (Non-GAAP)	$30.7	$25.7
Adjusted EBITA Margin (Non-GAAP)	10.6%	20.8%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$9.1	$6.5
Acquisition-related amortization and other non-cash charges	$26.9	$15.0

(1) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on the Company’s
Condensed Consolidated Statements of Operations for the three months ended April 3, 2020.

Net sales for our Medical Technology segment in the first quarter of 2020 compared to the first quarter of 2019 increased primarily due to the full quarter of activity in 2020. Our Medical Technology segment delivered organic growth compared to the first quarter of 2019, including the period prior to acquisition, until the COVID-19 outbreak began impacting our sales due to deferrals of elective surgical procedures, and reductions in organized sports and general population activity levels in affected regions substantially offsetting the growth recognized through February.

Gross Profit increased due to the full quarter of activity in 2020 and lower inventory fair value charges of $5.3 million, partially offset by the impact of COVID-19. Profit margins in the first quarter of 2020 compared to first quarter of 2019 improved as a result of the decrease in inventory fair value charges. Acquisition-related amortization and other non-cash charges include inventory fair value charges of $1.4 million and $6.6 million in first quarter of 2020 and 2019, respectively.

Selling, general and administrative expense increased in the first quarter of 2020 compared to the first quarter of 2019 due to the full quarter of activity in 2020. There were 94 days of activity in the first quarter of 2020 compared to 35 days in the first quarter of 2019. The increase in the Selling, general and administrative expenses was mainly due to the increase in the acquisition-related amortization and seasonal sales-related costs incurred during the first quarter of 2020, partially offset by cost control and reductions in discretionary spending implemented due to the COVID-19 outbreak.

Segment operating income and margin in the first quarter of 2020 decreased compared to the first quarter of 2019 primarily due to the significant loss of revenue in the second half of March 2020 due to COVID-19, inclusion of a full quarter of Acquisition-related amortization and other non-cash charges as compared with one month of these charges in the prior year quarter, and the timing of certain seasonal selling costs. Adjusted EBITA increased slightly due to including a full quarter of DJO results in 2020 versus one month in 2019. Adjusted EBITA margin declined due to including the seasonally-low margin months of January and February in 2020 results, and due to the significant loss of revenue in the second half of March 2020 due to COVID-19. Restructuring and other related charges increased during the first quarter of 2020 in comparison to the first quarter of 2019, as a result of three months of activity in 2020 as compared with one month in the prior year.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring, asbestos-related cash outflows, and debt service and required amortization of principal. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. Based on our expected cash flows from operations, current cash positions, and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over the next twelve months.

We expect continued sales pressures in the second quarter of 2020, and possibly beyond, in both our Medical Technology and Fabrication Technology segments due to the COVID-19 pandemic, which will negatively impact our cash flow. We have implemented a broad set of measures to reduce spending and mitigate the effects of expected lower sales volumes. We also executed a temporary draw from our principal credit agreement that was used to partially repay other borrowings and contribute to the quarter-ending $365.6 million cash balance. At quarter-end, the Company has $917 million of capacity under its credit agreement and other facilities.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility.

As of April 3, 2020, we are in compliance with the covenants under the Credit Facility. As of April 3, 2020, the weighted-average interest rate of borrowings under the Credit Facility was 2.95%, excluding accretion of original issue discount and deferred financing fees, and there was $675 million available on the Revolver.

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Amendment”). See Note 15, “Subsequent Events” for further information.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $241.7 million. As of April 3, 2020, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $412.1 million. Total letters of credit of $119.8 million were outstanding as of April 3, 2020.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of shares of our Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of our Common stock have been made under this plan since the third quarter of 2018. As of April 3, 2020, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of April 3, 2020, we had $365.6 million of Cash and cash equivalents, an increase of $256 million from $109.6 million as of December 31, 2019. The net $250 million drawdown on our available lines of credit is the primary reason for this increase. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(Dollars in millions)
Net cash provided by (used in) operating activities	$56.2	$(72.3)
Purchases of property, plant and equipment	(31.1)	(24.4)
Proceeds from sale of property, plant and equipment	1.7	1.3
Acquisitions, net of cash received	(7.8)	(3,147.8)
Net cash used in investing activities	(37.3)	(3,170.9)
Proceeds from borrowings, net	244.3	2,954.6
Payment for noncontrolling interest share repurchase	—	(92.7)
Proceeds from prepaid stock purchase contracts	—	377.8
Other	0.9	(0.7)
Net cash provided by financing activities	245.1	3,239.0
Effect of foreign exchange rates on Cash and cash equivalents	(8.1)	1.6
Increase (decrease) in Cash and cash equivalents	$256.0	$(2.6)

Cash used in operating activities related to the discontinued operations of our divested Air and Gas Handling business for the three months ended April 3, 2020 and March 29, 2019 was $2.1 million and $2.8 million, respectively. Cash used in investing activities related to the discontinued operations our divested Air and Gas Handling business for the three months ended March 29, 2019 was $10.3 million.

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as pension funding and asbestos-related costs. Changes in significant operating cash flow items, inclusive of activities for our discontinued operations, are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the three months ended April 3, 2020, we had net asbestos cash inflows of $2.9 million. During the three months ended March 29, 2019, we had net asbestos cash outflows of $7.9 million.

•
Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period-to-period due to changes in the fair value of plan assets and actuarial assumptions. For the three months ended April 3, 2020 and March 29, 2019, cash contributions for defined benefit plans were $1.9 million and $2.1 million, respectively.

•	During the three months ended April 3, 2020 and March 29, 2019, cash payments of $14.5 million and $20.2 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and Customer advances and billings in excess of costs incurred. During the three months ended April 3, 2020, net working capital provided cash of $46.5 million, excluding the impact of foreign exchange, due to a decrease in receivables and increase in accounts payable, partially offset by an increase in inventory. The improved working capital metrics compared to 2019 reflects the discipline we have implemented to improve collections and manage inventory levels and payables to conserve cash. During the three months ended March 29, 2019, net working capital consumed cash of $72.8 million, excluding the impact of foreign exchange, primarily due to increases in inventory and accounts payable. This use of cash included the initial one-time effort to bring DJO suppliers into payment terms consistent with our normal practices, as well as to eliminate a DJO accounts receivable factoring program.

•	Working capital for the three months ended April 3, 2020 and March 29, 2019 reflects seasonal changes, which may be impacted by the COVID-19.

Cash flows used in investing activities during the three months ended April 3, 2020 mostly consists of purchases of property, plant and equipment. During the three months ended March 29, 2019, cash flows used in investing activities included the DJO acquisition.

Cash flows provided by financing activities for the three months ended April 3, 2020 included a net increase in borrowings from our Revolver for working capital, general corporate or other purposes. Cash flows provided by financing activities for three months ended March 29, 2019 were impacted by proceeds from borrowings on newly acquired debt and issuance of common stock in conjunction with the DJO Acquisition, partially offset by the repurchases of a vast majority of the noncontrolling interest shares of a former Air and Gas Handling subsidiary in South Africa.

Our Cash and cash equivalents as of April 3, 2020 include $89.1 million held in jurisdictions outside the U.S. We are currently exploring opportunities to reduce these levels to $75 million or less in the second quarter of 2020 through local usage and potential repatriation of funds. Cash repatriation may be subject to taxes, other local statutory restrictions and minority partner distributions.

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

There have been no other significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2019 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of April 3, 2020, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three months ended April 3, 2020 would have increased Interest expense by approximately $6.1 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 3, 2020, approximately 58% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the Credit Facility and Euro Senior Notes provide a natural hedge to a portion of our European net asset position.

The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of April 3, 2020 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $164 million.

We also face exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world, and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, we have more sales in European currencies than we have expenses in those currencies. Although a significant portion of this difference is hedged, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. Similarly, tax costs may increase or decrease as local currencies strengthen or weaken against the U.S. dollar.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will, therefore, continue to affect the reported amount of sales, profit, assets and liabilities in our Condensed Consolidated Financial Statements.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of April 3, 2020, our open commodity futures contracts were not material.

See Note 12, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 3, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In addition to risk factors included in “Part I. Item 1A. Risk Factors” in our 2019 Form 10-K, we face the following risks:

The effects of the COVID-19 global pandemic have materially affected how we and our customers and suppliers operate, and the duration and extent to which this will impact our future results of operations, financial condition, and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significant affecting broader economies, financial markets, and overall demand for our products. It is uncertain when and to what extent these conditions will subside and whether and how quickly businesses will return to levels that existed before the outbreak of the pandemic. As a result of the COVID-19 outbreak, we have experienced and expect to continue to experience disruptions that severely impact and will likely continue to severely impact our businesses including, but not limited to:

•
material delays and cancellations of elective medical procedures; orthopedic clinics and physical therapy centers operating at reduced capacity and only serving critical patient; and cancellation of professional, college, high school and youth sports programs impacting our Medical Technology business

•	reductions in levels of new capital investment and maintenance expenditures or a sustained industrial downturn impacting our Fabrication Technology business.

As a result of such impacts, we have experienced significant decreases in sales at each of our Medical Technology and Fabrication Technology businesses, and expect sales to be impacted through the second quarter of 2020 and possibly beyond. We expect that the longer the period of economic disruption continues, the more material the adverse impact will be on our businesses, results of operations and financial condition. Moreover, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our businesses, financial condition and results of operations.

The degree to which the COVID-19 situation impacts our businesses, results of operations and financial condition, including the duration and magnitude of such impacts, will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Additionally, the effects of the COVID-19 pandemic, including actions by governments, businesses and individuals in response, could give rise to or amplify many of the risks discussed in our risk factors, included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to risks related to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, our business transformation and restructuring initiatives, and impairment of intangibles assets, including goodwill.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.1***	Colfax Corporate Annual Incentive Plan, as amended and restated April 3, 2020

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2020 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.

***	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 9, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	May 7, 2020

/s/ Christopher M. Hix	Executive Vice President, Finance,
Christopher M. Hix	Chief Financial Officer	May 7, 2020
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	May 7, 2020
(Principal Accounting Officer)