Form 10-Q
period 2020-07-03
Colfax CORP
filed 2020-08-06
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2020
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 3, 2020, there were 118,389,013 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

Net sales	$620,360	$908,647	$1,436,716	$1,592,566
Cost of sales	379,274	532,589	847,416	955,495
Gross profit	241,086	376,058	589,300	637,071
Selling, general and administrative expense	235,727	307,939	527,924	555,788
Restructuring and other related charges	10,280	26,585	19,460	37,416
Operating income (loss)	(4,921)	41,534	41,916	43,867
Interest expense, net	28,284	33,171	53,080	54,992
Income (loss) from continuing operations before income taxes	(33,205)	8,363	(11,164)	(11,125)
Income tax expense (benefit)	(30,063)	6,151	(16,890)	8,193
Net income (loss) from continuing operations	(3,142)	2,212	5,726	(19,318)
Loss from discontinued operations, net of taxes	(4,905)	(468,817)	(8,265)	(495,289)
Net loss	(8,047)	(466,605)	(2,539)	(514,607)
Less: income attributable to noncontrolling interest, net of taxes	427	2,629	1,454	6,650
Net loss attributable to Colfax Corporation	$(8,474)	$(469,234)	$(3,993)	$(521,257)
Net income (loss) per share - basic & diluted
Continuing operations	$(0.03)	$0.01	$0.03	$(0.16)
Discontinued operations	$(0.04)	$(3.46)	$(0.06)	$(3.70)
Consolidated operations	$(0.06)	$(3.45)	$(0.03)	$(3.86)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net loss	$(8,047)	$(466,605)	$(2,539)	$(514,607)
Other comprehensive income (loss):
Foreign currency translation, net of tax expense (benefit) of $(125), $(47), $394 and $(412)	71,866	(19,865)	(100,926)	6,537
Unrealized gain (loss) on hedging activities, net of tax benefit of $(3,977), $(2,188), $(104) and $(310)	(11,660)	(3,696)	(624)	1,656
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax expense (benefit) of $185, $207, $437 and $(1,719)	796	654	1,662	(8,960)
Amortization of pension and other post-retirement prior service cost	—	—	—	32
Other comprehensive income (loss)	61,002	(22,907)	(99,888)	(735)
Comprehensive income (loss)	52,955	(489,512)	(102,427)	(515,342)
Less: comprehensive income (loss) attributable to noncontrolling interest	772	516	(795)	8,656
Comprehensive income (loss) attributable to Colfax Corporation	$52,183	$(490,028)	$(101,632)	$(523,998)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	July 3, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,396	$109,632
Trade receivables, less allowance for credit losses of $32,376 and $32,634	449,672	561,865
Inventories, net	556,708	571,558
Other current assets	155,628	161,190
Total current assets	1,228,404	1,404,245
Property, plant and equipment, net	469,255	491,241
Goodwill	3,209,980	3,202,517
Intangible assets, net	1,650,705	1,719,019
Lease asset - right of use	171,082	173,320
Other assets	393,099	396,490
Total assets	$7,122,525	$7,386,832

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$26,530	$27,642
Accounts payable	298,986	359,782
Accrued liabilities	433,215	469,890
Total current liabilities	758,731	857,314
Long-term debt, less current portion	2,220,930	2,284,184
Non-current lease liability	131,214	136,399
Other liabilities	616,074	619,307
Total liabilities	3,726,949	3,897,204
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 118,389,013 and 118,059,082 issued and outstanding as of July 3, 2020 and December 31, 2019, respectively	118	118
Additional paid-in capital	3,462,532	3,445,597
Retained earnings	470,749	479,560
Accumulated other comprehensive loss	(581,484)	(483,845)
Total Colfax Corporation equity	3,351,915	3,441,430
Noncontrolling interest	43,661	48,198
Total equity	3,395,576	3,489,628
Total liabilities and equity	$7,122,525	$7,386,832

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2019	118,059,082	$118	$3,445,597	$479,560	$(483,845)	$48,198	$3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	4,481	—	1,027	5,508
Distributions to noncontrolling owners	—	—	—	—	—	(8)	(8)
Other comprehensive loss, net of tax of $4,644	—	—	—	—	(158,297)	(2,593)	(160,890)
Common stock-based award activity	268,323	—	8,344	—	—	—	8,344
Balance at April 3, 2020	118,327,405	$118	$3,453,941	$479,223	$(642,142)	$46,624	$3,337,764
Net income (loss)	—	—	—	(8,474)	—	427	(8,047)
Distributions to noncontrolling owners	—	—	—	—	—	(3,734)	(3,734)
Other comprehensive income, net of tax of $(3,917)	—	—	—	—	60,658	344	61,002
Common stock-based award activity	61,608	—	8,591	—	—	—	8,591
Balance at July 3, 2020	118,389,013	$118	$3,462,532	$470,749	$(581,484)	$43,661	$3,395,576

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

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 3, 2020	June 28, 2019

Cash flows from operating activities:
Net loss	$(2,539)	$(514,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Divestiture impairment loss	—	481,000
Depreciation, amortization and other impairment charges	120,038	120,469
Stock-based compensation expense	14,685	11,169
Non-cash interest expense	2,743	3,947
Deferred income tax benefit	(19,857)	(17,412)
(Gain) loss on sale of property, plant and equipment	(3,400)	878
Pension settlement loss	—	43,774
Changes in operating assets and liabilities:
Trade receivables, net	89,231	(6,589)
Inventories, net	352	(39,400)
Accounts payable	(47,436)	(62,831)
Income taxes	(23,983)	(33,637)
Other operating assets and liabilities	(36,620)	23,671
Net cash provided by operating activities	93,214	10,432
Cash flows from investing activities:
Purchases of property, plant and equipment	(50,426)	(63,956)
Proceeds from sale of property, plant and equipment	4,996	3,256
Acquisitions, net of cash received	(7,548)	(3,147,835)
Net cash used in investing activities	(52,978)	(3,208,535)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	2,725,000
Payments under term credit facility	—	(518,125)
Proceeds from borrowings on revolving credit facilities and other	635,678	1,575,486
Repayments of borrowings on revolving credit facilities and other	(698,910)	(865,357)
Payment of debt issuance costs	(4,560)	(24,280)
Proceeds from prepaid stock purchase contracts	—	377,814
Proceeds from issuance of common stock, net	2,250	3,988
Payment for noncontrolling interest share repurchase	—	(93,087)
Deferred consideration and other	(11,871)	(2,417)
Net cash provided by (used in) financing activities	(77,413)	3,179,022
Effect of foreign exchange rates on Cash and cash equivalents	(6,059)	6,268
Decrease in Cash and cash equivalents	(43,236)	(12,813)
Cash and cash equivalents, beginning of period	109,632	245,019
Cash and cash equivalents, end of period	$66,396	$232,206

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

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred. During the three and six months ended July 3, 2020 and June 28, 2019, the Company spend on research and development was $14.1 million, $17.2 million, $32.6 million and $28.5 million, respectively, which are included in Selling, general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.

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

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. Within our operating results for the six-month period ended July 3, 2020, we reclassified $0.9 million of expenses from Restructuring and other related charges to Selling, general and administrative expense. The Condensed Consolidated Balance Sheet as of December 31, 2019 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the SEC on February 21, 2020.

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

The results of operations for the three and six months ended July 3, 2020 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. DJO sales typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for the Company’s products. The COVID-19 outbreak has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption is difficult to forecast.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of July 3, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, the carrying value of the goodwill and other long-lived assets and the realizability of deferred tax assets. While there was not an impact from these valuation items to the Company’s consolidated financial statements as of and for the three and six months ended July 3, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2020

Standard	Description	Effective Date
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
January 1, 2020

New Accounting Guidance to be Implemented

Standard	Description	Anticipated Impact	Effective Date
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This accounting standard update impacts disclosures only. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures and the timing of adoption.	January 1, 2021
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

The key components of Loss from discontinued operations, net of taxes related to the Air and Gas Handling business for the three and six months ended July 3, 2020 and June 28, 2019 were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(In thousands)
Net sales	$—	$336,159	$—	$659,908
Cost of sales	—	231,840	—	458,312
Selling, general and administrative expense	—	61,705	—	129,445
Restructuring and other related charges	—	3,812	—	8,367
Goodwill impairment charge	—	481,000	—	481,000
Divestiture-related expense(1)	4,288	4,656	6,573	7,211
Operating loss	(4,288)	(446,854)	(6,573)	(424,427)
Interest expense(2)	—	18,820	—	26,120
Pension settlement loss	—	—	—	43,774
Loss from discontinued operations before income taxes	(4,288)	(465,674)	(6,573)	(494,321)
Income tax expense (benefit)	(753)	1,198	(1,069)	(4,422)
Loss from discontinued operations, net of taxes	$(3,535)	$(466,872)	$(5,504)	$(489,899)
(1) Primarily related to professional and consulting fees associated with the divestiture including seller due diligence and preparation of regulatory filings, as well as other disposition-related activities.
(2) The Company reclassified a portion of interest expense from its Term Loan Facilities associated with the mandatory repayment using net proceeds from the sale of the business.

Total income attributable to noncontrolling interest related to the Air and Gas Handling business, net of taxes was $1.7 million and $4.4 million for the three and six months ended June 28, 2019.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Cash used in operating activities related to the discontinued operations of the divested Air and Gas Handling business for the six months ended July 3, 2020 was $6.4 million. Cash provided by operating activities related to the discontinued operations of the divested Air and Gas Handling business for the six months ended June 28, 2019 was $23.9 million. Cash used in investing activities related to the discontinued operations of the divested Air and Gas Handling business for the six months ended June 28, 2019 was $19.3 million.

4. Acquisition

On February 22, 2019, Colfax completed the purchase of DJO for $3.15 billion, subject to certain adjustments set forth in the purchase agreement.

During the three and six months ended July 3, 2020 and June 28, 2019, the Company incurred $1.7 million, $2.7 million, $2.6 million and $56.0 million, respectively, of advisory, legal, audit, valuation and other professional service fees in connection with the DJO acquisition. Such fees are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations.

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

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(Unaudited, in thousands)
Net sales	$620,360	$908,647	$1,436,716	$1,761,732
Net income (loss) from continuing operations attributable to Colfax Corporation	(467)	51,046	9,648	65,181

5. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company disaggregates its Fabrication Technology revenue into the following product groups:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(In thousands)
Equipment	$129,033	$188,614	$285,833	$362,617
Consumables	285,334	404,121	654,071	790,502
Total	$414,367	$592,735	$939,904	$1,153,119

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

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019(1)
	(In thousands)
Prevention & Rehabilitation	$145,029	$224,936	$346,522	$312,672
Reconstructive	60,964	90,976	150,290	126,775
Total	$205,993	$315,912	$496,812	$439,447

(1) For the six months ended June 28, 2019, the Medical Technology segment includes results from the acquisition date of February 22, 2019.

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of July 3, 2020 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances for both over-time and point-in-time contracts, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2019 and 2018, total contract liabilities were $14.8 million and $13.0 million, respectively, which related to the Fabrication Technology business. During the three and six months ended July 3, 2020, revenue recognized that was included in the contract liability balance at the beginning of the year was $3.8 million and $8.7 million, respectively. During the three and six months ended June 28, 2019, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.3 million and $8.2 million, respectively. As of July 3, 2020 and June 28, 2019, total contract liabilities were $33.1 million and $14.7 million, respectively, and were included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The contract liabilities as of July 3, 2020 include $11.8 million of certain one-time advance payments in the Medical Technology business.

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

The Company evaluated multiple approaches before concluding that a loss rate methodology best matched data capabilities. The Company leveraged historical write-offs over a defined lookback period in deriving a historical loss rate. The expected credit loss model further considers current conditions and reasonable and supportable forecasts using an adjustment for current and projected macroeconomic factors. Management identified appropriate macroeconomic indicators based on tangible correlation to historical losses considering the location and risks associated with the Company.

The changes in the allowance for credit losses for the six months ended July 3, 2020 were as follows:

	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Six Months Ended July 3, 2020
Allowance for credit losses	$36,009	$(141)	$(1,360)	$(2,132)	$32,376

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed as follows:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$(3,569)	$1,323	$4,272	$(21,537)
Weighted-average shares of Common stock outstanding - basic	136,756,449	136,025,710	136,677,521	134,991,844
Net income (loss) per share from continuing operations - basic	$(0.03)	$0.01	$0.03	$(0.16)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$(3,569)	$1,323	$4,272	$(21,537)
Weighted-average shares of Common stock outstanding - basic	136,756,449	136,025,710	136,677,521	134,991,844
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	—	919,776	2,880,841	—
Weighted-average shares of Common stock outstanding - diluted	136,756,449	136,945,486	139,558,362	134,991,844
Net income (loss) per share from continuing operations - diluted	$(0.03)	$0.01	$0.03	$(0.16)

(1) Net income (loss) from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes, of $0.4 million and $1.5 million for the three and six months ended July 3, 2020, and $0.9 million and $2.2 million for the three and six months ended June 28, 2019, respectively.

For all periods presented, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. For the six months ended July 3, 2020, the weighted-average shares of Common stock outstanding - diluted includes the impact of 1.9 million potentially issuable dilutive shares related to Colfax’s tangible equity units. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and six months ended July 3, 2020 excludes 4.9 million and 4.2 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and six months ended June 28, 2019 excludes 4.9 million and 5.3 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three and six months ended July 3, 2020, Loss from continuing operations before income taxes was $33.2 million and $11.2 million, respectively, while the income tax benefit was $30.1 million and $16.9 million, respectively. The effective tax rates were 90.5% and 151.3% for the three and six months ended July 3, 2020, respectively. The effective tax rate for the three months ended July 3, 2020 differed from the 2020 U.S. federal statutory rate of 21% mainly due to the net impact of U.S. tax credits and state taxes on the forecasted rate and a $6.8 million discrete tax benefit associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes and the realization of tax benefits associated with effective settlements on uncertain tax positions. These favorable impacts were partially offset by the impact of additional U.S. tax on international operations and taxable foreign exchange gains. The effective tax rate for the six months ended July 3, 2020 differed from the 2020 U.S. federal statutory rate of 21% mainly due to the net impact of U.S. tax credits and state taxes on the forecasted rate and the previously mentioned discrete tax benefit associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes, the impact of an enacted law change in India, and the realization of tax benefits associated with effective settlements on uncertain tax positions. These favorable impacts were partially offset by the impact of additional U.S. tax on international operations and taxable foreign exchange gains. Income taxes for the six months ended July 3, 2020 were calculated forecasting an estimated annual effective tax rate for the full year. Income taxes for the three months ended July 3, 2020 were calculated forecasting an estimated annual effective tax rate for the full year less the income tax expense for the period ended April 3, 2020. In conjunction with the filing of the timely elected changes to credit rather than to deduct foreign taxes, the Company obtained additional foreign tax credit carryforwards. The Company evaluated all positive and negative evidence in determining the realizability of these deferred tax assets and based on such evidence, concluded a full valuation allowance was needed.

During the three and six months ended June 28, 2019, Income (loss) from continuing operations before income taxes was $8.4 million and $(11.1) million, respectively, while the income tax expense was $6.2 million and $8.2 million, respectively. The effective tax rates were 73.6% and (73.6)% for the three and six months ended June 28, 2019, respectively. The effective tax rate for the three months ended June 28, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2019 and non-deductible deal costs. The effective tax rate for the six months ended June 28, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2019, non-deductible deal costs, and an aggregate $9.2 million unfavorable discrete U.S. income tax expense due to a change in valuation allowance and state tax expense as a result of the DJO acquisition.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of July 3, 2020, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended July 3, 2020 and June 28, 2019. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2020	$(106,500)	$(421,889)	$44,544	$(483,845)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	554	(68,494)	(1,276)	(69,216)
Loss on long-term intra-entity foreign currency transactions	—	(31,841)	—	(31,841)
Gain on net investment hedges	—	—	1,756	1,756
Other comprehensive income (loss) before reclassifications	554	(100,335)	480	(99,301)
Amounts reclassified from Accumulated other comprehensive loss	1,662	—	—	1,662
Net Other comprehensive (loss) income	2,216	(100,335)	480	(97,639)
Balance at July 3, 2020	$(104,284)	$(522,224)	$45,024	$(581,484)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2019	$(80,794)	$(752,989)	$38,238	$(795,545)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	582	12,802	42	13,426
Loss on long-term intra-entity foreign currency transactions	—	(9,258)	—	(9,258)
Gain on net investment hedges	—	—	1,451	1,451
Unrealized gain on cash flow hedges	—	—	205	205
Other comprehensive income before reclassifications	582	3,544	1,698	5,824
Amounts reclassified from Accumulated other comprehensive loss	(8,929)	—	—	(8,929)
Noncontrolling interest share repurchase	—	(20,598)	—	(20,598)
Net Other comprehensive income (loss)	(8,347)	(17,054)	1,698	(23,703)
Balance at June 28, 2019	$(89,141)	$(770,043)	$39,936	$(819,248)

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

•
if the Applicable Market Value of the common stock is greater than the threshold appreciation price of $25.00, the holder will receive 4.0000 shares of common stock for each purchase contract (the “minimum settlement rate”);

•
if the Applicable Market Value of the common stock is greater than or equal to the reference price of $20.81, but less than or equal to the threshold appreciation price of $25.00, the holder will receive a number of shares of common stock for each purchase contract having a value, based on the Applicable Market Value, equal to $100; and

•
if the Applicable Market Value of the common stock is less than the reference price of $20.81, the holder will receive 4.8054 shares of common stock for each purchase contract (the “maximum settlement rate”).

TEU amortizing notes
Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum and has a final installment payment date of January 15, 2022. On each January 15, April 15, July 15 and October 15, commencing on April 15, 2019, the Company pays equal quarterly cash installments of $1.4375 per TEU amortizing note (except for the April 15, 2019 installment payment, which was $1.5014 per TEU amortizing note), which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 5.75% per year with respect to the $100 stated amount per unit. During the three and six months ended July 3, 2020, the Company paid $6.6 million and $13.2 million, respectively, representing a partial payment of principal and interest on the TEU amortizing notes. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company.
Earnings per share
Unless the 4.6 million stock purchase contracts are redeemed by the Company or settled earlier at the unit holder’s option, they are mandatorily convertible into shares of Colfax common stock at not less than 4.0 shares per purchase contract or more than 4.8054 shares per purchase contract on January 15, 2022. This corresponds to not less than 18.4 million shares and not more than 22.1 million shares at the maximum. The 18.4 million minimum shares are included in the calculation of weighted-average shares of Common stock outstanding - basic. The difference between the minimum and maximum shares represents potentially dilutive securities. The Company includes them in its calculation of weighted-average shares of Common stock outstanding - diluted on a pro rata basis to the extent the effect is not anti-dilutive and the average Applicable Market Value is higher than the reference price but is less than the conversion price.
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

9. Inventories, Net

Inventories, net consisted of the following:

	July 3, 2020	December 31, 2019
	(In thousands)
Raw materials	$113,856	$115,587
Work in process	38,844	37,019
Finished goods	470,160	475,933
	622,860	628,539
Less: allowance for excess, slow-moving and obsolete inventory	(66,152)	(56,981)
Inventories, net	$556,708	$571,558

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Debt

Long-term debt consisted of the following:

	July 3, 2020	December 31, 2019
	(In thousands)
Term loan	$821,126	$822,945
Euro senior notes	389,922	388,925
2024 and 2026 notes	990,278	989,236
TEU amortizing notes	42,883	54,044
Revolving credit facilities and other	3,251	56,676
Total debt	2,247,460	2,311,826
Less: current portion	(26,530)	(27,642)
Long-term debt	$2,220,930	$2,284,184

Term Loan and Revolving Credit Facility

The Company’s credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Facility. The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as the ratio of Consolidated Net Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) and (ii) a minimum interest coverage.

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Amendment”). The Amendment, among other changes, modified the total leverage ratio by permitting the Company to deduct (subject to certain exceptions) up to $125 million of unrestricted cash and cash equivalents from the debt component of the ratio and by increasing the maximum total leverage ratio to 5.75:1.00 as of June 30, 2020, 6.50:1.00 as of each fiscal quarter thereafter until March 31, 2021, 5.25:1.00 for the quarter ending June 30, 2021, 4.50:1.00 for the quarter ending September 30, 2021, 4.25:1.00 for the quarter ending December 31, 2021 and March 31, 2022, 4.00:1.00 for the quarter ending June 30, 2022 and September 30, 2022, and 3.50:1.00 as of December 31, 2022 and for each fiscal quarter ending thereafter. The Amendment maintained the interest coverage ratio of 3.00:1.00 for the quarter ending June 30, 2020, decreased it to 2.75:1.00 for each of the fiscal quarters ending September 30, 2020 until June 30, 2021, and then increased it back to 3.00:1.00 for the quarter ending September 30, 2021 and thereafter. The Amendment added a “springing” collateral provision (based upon the Gross Leverage Ratio as defined in the Amendment to the Credit Facility) which requires the obligations under the Amendment to the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries and the equity of its first tier foreign subsidiaries, subject to customary exceptions, in the event Colfax’s gross leverage ratio under the Credit Facility is greater than 5.00:1.00 as of the last day of any fiscal quarter. Lastly, the Amendment added a fifth pricing tier in the event the total leverage ratio is greater than 4.50:1.00 (regardless of the corporate family rating), with pricing at 2.50%, in the case of the Eurocurrency margin, 1.50%, in the case of the base rate margin, and 0.50% when undrawn. The total commitment and maturity of the Credit Facility remained unchanged. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan Facilities and the Revolver. As of July 3, 2020, the Company is in compliance with the covenants under the Credit Facility.

As of July 3, 2020, the weighted-average interest rate of borrowings under the Credit Facility was 1.68%, excluding accretion of original issue discount and deferred financing fees, and there was $975 million available on the Revolver.

The Company has $11.7 million in deferred financing fees recorded in conjunction with the Credit Facility as of July 3, 2020, which is being accreted to Interest expense, net primarily using the effective interest method over the life of the facility.

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

2024 Notes and 2026 Notes

On February 5, 2019, two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”) were issued to finance a portion of the purchase price for the DJO acquisition. The 2024 Notes are due on February 15, 2024 and have an interest rate of 6.0%. The 2026 Notes are due on February 15, 2026 and have an interest rate of 6.375%. Each tranche of notes is guaranteed by certain domestic subsidiaries of the Company.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $185.1 million. As of July 3, 2020, there were no outstanding borrowings under these facilities.

The Company is party to letter of credit facilities with an aggregate capacity of $401.8 million. Total letters of credit of $108.0 million were outstanding as of July 3, 2020.

In total, the Company had deferred financing fees of $25.6 million included in its Condensed Consolidated Balance Sheet as of July 3, 2020, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	July 3, 2020	December 31, 2019
	(In thousands)
Accrued compensation and related benefits	$74,869	$100,290
Accrued taxes	47,546	55,258
Accrued asbestos-related liability	65,792	64,394
Warranty liability - current portion	14,312	15,513
Accrued restructuring liability - current portion	3,917	6,961
Accrued third-party commissions	20,980	30,768
Customer advances and billings in excess of costs incurred	33,316	16,009
Lease liability - current portion	39,868	40,021
Accrued interest	28,924	27,333
Other	103,691	113,343
Accrued liabilities	$433,215	$469,890

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Warranty Liability

The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	July 3, 2020	June 28, 2019
	(In thousands)
Warranty liability, beginning of period	$15,528	$12,312
Accrued warranty expense	3,256	4,163
Changes in estimates related to pre-existing warranties	528	764
Cost of warranty service work performed	(4,547)	(5,101)
Acquisition-related liability	—	2,113
Foreign exchange translation effect	(453)	30
Warranty liability, end of period	$14,312	$14,281

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 3, 2020
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$1,638	$3,272	$(3,581)	$(38)	$1,291
Facility closure costs(2)	1,284	3,884	(4,935)	—	233
	2,922	7,156	(8,516)	(38)	1,524
Non-cash charges		1,736
		8,892
Medical Technology:
Termination benefits(1)	3,919	1,958	(3,704)	12	2,185
Facility closure costs(2)	257	11,336	(11,346)	—	247
	4,176	13,294	(15,050)	12	2,432
Non-cash charges		—
		13,294
Total Colfax Corporation:
Total restructuring liability activity	$7,098	$20,450	$(23,566)	$(26)	$3,956
Total Non-cash charges		1,736
		$22,186

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. Restructuring charges in the Medical Technology segment during the six months ended July 3, 2020 include costs related to product and distribution channel transformations, facilities optimization, and integration charges. Restructuring charges in the Medical Technology segment also include $2.7 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the six months ended July 3, 2020.
(3) As of July 3, 2020, $3.9 million of the Company’s restructuring liability was included in Accrued liabilities, whereas less than $0.1 million of the Company’s restructuring liability was included in Other liabilities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $2.2 billion and $2.3 billion estimated fair value of the Company’s debt as of July 3, 2020 and December 31, 2019, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	July 3, 2020
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$4,118	$—	$—	$4,118
Foreign currency contracts related to sales - not designated as hedges	—	1,794	—	1,794
Foreign currency contracts related to purchases - not designated as hedges	—	1,857	—	1,857
Deferred compensation plans	—	9,125	—	9,125
	$4,118	$12,776	$—	$16,894

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$1,523	$—	$1,523
Foreign currency contracts related to purchases - not designated as hedges	—	615	—	615
Deferred compensation plans	—	9,125	—	9,125
	$—	$11,263	$—	$11,263

	December 31, 2019
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$13,125	$—	$—	$13,125
Foreign currency contracts related to sales - not designated as hedges	—	74	—	74
Foreign currency contracts related to purchases - not designated as hedges	—	408	—	408
Deferred compensation plans	—	8,870	—	8,870
	$13,125	$9,352	$—	$22,477

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$328	$—	$328
Foreign currency contracts related to purchases - not designated as hedges	—	853	—	853
Deferred compensation plans	—	8,870	—	8,870
	$—	$10,051	$—	$10,051

There were no transfers in or out of Level One, Two or Three during the six months ended July 3, 2020.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of July 3, 2020 and December 31, 2019, the Company had foreign currency contracts with the following notional values:

	July 3, 2020	December 31, 2019
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$91,302	$28,718
Foreign currency contracts purchased - not designated as hedges	119,039	107,090
Total foreign currency derivatives	$210,341	$135,808

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$(10,424)	$(4,002)	$1,756	$1,451
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain (loss)	883	(179)	532	(208)
Realized gain (loss)	40	(409)	(905)	(1,067)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	(927)	1,006	1,841	651
Realized gain (loss)	(997)	187	(249)	454

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

Asbestos Contingencies

Asbestos-related claims activity since December 31 is as follows:

	Six Months Ended
	July 3, 2020	June 28, 2019
	(Number of claims)
Claims unresolved, beginning of period	16,299	16,417
Claims filed(1)	1,869	2,239
Claims resolved(2)	(1,310)	(2,132)
Claims unresolved, end of period	16,858	16,524

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	July 3, 2020	December 31, 2019
	(In thousands)
Current asbestos insurance receivable(1)	$4,474	$4,474
Long-term asbestos insurance asset(2)	278,412	281,793
Long-term asbestos insurance receivable(2)	36,633	41,629
Accrued asbestos liability(3)	65,792	64,394
Long-term asbestos liability(4)	277,303	286,105

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

General Litigation

The Company is involved in other pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14. Segment Information

The Company conducts its continuing operations through the Fabrication Technology and Medical Technology operating segments, which also represent the Company’s reportable segments.

▪
Fabrication Technology - a global supplier of consumable products and equipment for cutting, joining, and automated welding, as well as gas control equipment, providing a wide range of products with innovative technologies to solve challenges in virtually any industry.

•
Medical Technology - a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before Restructuring and other related charges and European Union Medical Devices Regulation (“MDR”) costs.

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019(1)
	(In thousands)
Net sales:
Fabrication Technology	$414,367	$592,735	$939,904	$1,153,119
Medical Technology	205,993	315,912	496,812	439,447
	$620,360	$908,647	$1,436,716	$1,592,566
Segment operating income (loss)(2):
Fabrication Technology	$43,609	$80,970	$112,645	$151,575
Medical Technology	(20,796)	4,605	(16,992)	15,287
Corporate and other	(15,573)	(17,456)	(29,651)	(85,579)
	$7,240	$68,119	$66,002	$81,283

(1) For the six months ended June 28, 2019, the Medical Technology segment includes results from the acquisition date of February 22, 2019.
(2) Following is a reconciliation of Income (loss) from continuing operations before income taxes to segment operating income (loss):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(In thousands)
Income (loss) from continuing operations before income taxes	$(33,205)	$8,363	$(11,164)	$(11,125)
Interest expense, net	28,284	33,171	53,080	54,992
Restructuring and other related charges(1)	11,161	26,585	22,186	37,416
MDR costs	1,000	$—	$1,900	$—
Segment operating income	$7,240	$68,119	$66,002	$81,283

(1) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2020 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2020.

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

•	our ability to manage and grow our business and execution of our business and growth strategies;

•	the level of capital investment and expenditures by our customers in our strategic markets;

•	our financial performance;

•	difficulties and delays in integrating the DJO acquisition or fully realizing projected cost savings and benefits of the DJO acquisition; and

•	other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2019 Form 10-K and in our subsequent quarterly reports on Form 10-Q, including this Form 10-Q.

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

•
Fabrication Technology - a global supplier of consumable products and equipment for cutting, joining, and automated welding, as well as gas control equipment, providing a wide range of products with innovative technologies to solve challenges in virtually any industry.

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

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Segment operating income, which represents Operating income before Restructuring and other related charges and European Union Medical Devices Regulation (“MDR”) costs, and Adjusted EBITA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended July 3, 2020 to the comparable 2019 periods is affected by the following additional significant items:

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

The full impacts of the global emergence of COVID-19 on our business are currently unknown and cannot be predicted. In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted measures, including periodically closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing.

The Company implemented a broad range of temporary actions to mitigate the effects of lower sales levels including reducing salaries, furloughing and laying-off employees, significantly curtailing discretionary expenses, re-phasing of capital expenditures, reducing supplier purchase levels and / or prices, adjusting working capital practices and other measures.

As reflected in the discussions that follow, the impact of the pandemic and actions taken in response to it have had a variety of impacts on our results of operations for the second quarter of 2020. The most severe impact occurred in the first month of the quarter with sales 44.5% lower than same month in the prior year, but the impact eased in each subsequent month. Through the date of this Form 10-Q, these impacts continued to ease. We expect these effects to continue to a reduced extent until the pandemic fully subsides.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including national and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control that require us to further adjust our operations. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

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

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 60% and 59% for the three and six months ended July 3, 2020 respectively, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the six months ended July 3, 2020 compared to the six months ended June 28, 2019, fluctuations in foreign currencies had an unfavorable impact on the change in Net sales and Net income (loss) from continuing operations before income taxes of approximately 4% and 16%, respectively. For the second quarter of 2020 compared to the second quarter of 2019, fluctuations in foreign currencies had an unfavorable impact on the change in Net sales and Net income (loss) from continuing operations before taxes of approximately 4% and 21%, respectively. The changes in foreign exchange rates since December 31, 2019 also decreased net assets by approximately 1% as of July 3, 2020.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. However, we expect that the business impact caused by the COVID-19 pandemic will distort the effects of historical seasonality patterns.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by management to assess our operating performance. Adjusted EBITA excludes from Net income (loss) from continuing operations the effect of restructuring and other related charges, MDR costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as income tax expense (benefit), interest expense, net and pension settlement loss. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring and other related charges, MDR costs, strategic transaction costs, and acquisition-related amortization and other non-cash charges from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans that are fundamentally different from the ongoing productivity improvements of the Company. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that the Company uses in evaluating its financial and business performance and trends.

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

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP)	$(3.1)	$2.2	$5.7	$(19.3)
Income tax expense (benefit)	(30.1)	6.2	(16.9)	8.2
Interest expense, net(1)	28.3	33.2	53.1	55.0
Restructuring and other related charges(2)	11.2	26.6	22.2	37.4
MDR costs(3)	1.0	—	1.9	—
Strategic transaction costs(4)	1.7	2.5	2.6	55.8
Acquisition-related amortization and other non-cash charges(5)	36.1	56.6	71.9	80.4
Adjusted EBITA (non-GAAP)	$45.1	$127.2	$140.6	$217.4
Net income (loss) margin from continuing operations (GAAP)	(0.5)%	0.2%	0.4%	(1.2)%
Adjusted EBITA margin (non-GAAP)	7.3%	14.0%	9.8%	13.7%

(1) The six months ended June 28, 2019 includes $0.8 million of debt extinguishment charges in the first quarter of 2019.
(2) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.
(3) Costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.
(4) Includes costs incurred for the acquisition of DJO.
(5) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three and six months ended July 3, 2020 and June 28, 2019.

	Three Months Ended July 3, 2020				Six Months Ended July 3, 2020
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$37.5	$(26.9)	$(15.6)	$(4.9)	$103.8	$(32.2)	$(29.6)	$41.9
Restructuring and other related charges(1)	6.1	5.1	—	11.2	8.9	13.3	—	22.2
MDR costs	—	1.0	—	1.0	—	1.9	—	1.9
Segment operating income (loss) (non-GAAP)	43.6	(20.8)	(15.6)	7.2	112.6	(17.0)	(29.6)	66.0
Strategic transaction costs	—	—	1.7	1.7	—	—	2.6	2.6
Acquisition-related amortization and other non-cash charges	8.8	27.3	—	36.1	17.7	54.2	—	71.9
Adjusted EBITA (non-GAAP)	$52.4	$6.5	$(13.8)	$45.1	$130.3	$37.2	$(27.0)	$140.6
Segment operating income (loss) margin (non-GAAP)	10.5%	(10.1)%	—%	1.2%	12.0%	(3.4)%	—%	4.6%
Adjusted EBITA margin (non-GAAP)	12.6%	3.2%	—%	7.3%	13.9%	7.5%	—%	9.8%

(1) For the three and six months ended July 3, 2020, Restructuring and other related charges in the Medical Technology segment includes $0.9 million and $2.7 million, respectively, of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology(1)	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$76.9	$(17.9)	$(17.5)	$41.5	$143.2	$(13.8)	$(85.6)	$43.9
Restructuring and other related charges	4.1	22.5	—	26.6	8.4	29.0	—	37.4
Segment operating income (loss) (non-GAAP)	81.0	4.6	(17.5)	68.1	151.6	15.3	(85.6)	81.3
Strategic transaction costs	—	—	2.5	2.5	—	—	55.8	55.8
Acquisition-related amortization and other non-cash charges	8.9	47.7	—	56.6	17.6	62.7	—	80.4
Adjusted EBITA (non-GAAP)	$89.9	$52.3	$(14.9)	$127.2	$169.2	$78.0	$(29.8)	$217.4
Segment operating income margin (non-GAAP)	13.7%	1.5%	—%	7.5%	13.1%	3.5%	—%	5.1%
Adjusted EBITA margin (non-GAAP)	15.2%	16.5%	—%	14.0%	14.7%	17.7%	—%	13.7%

(1) The Medical Technology segment includes results from the acquisition date of February 22, 2019.

Total Company

Sales

Net sales for the three and six months ended July 3, 2020 decreased as compared with the three and six months ended June 28, 2019. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Six Months Ended
	Net Sales(1)%		Net Sales(1)%
	(Dollars in millions)
For the three and six months ended June 28, 2019	$908.6		$1,592.6
Components of Change:
Existing Businesses(2)	(253.2)	(27.9)%	(296.5)	(18.6)%
Acquisitions(3)	—	—%	199.5	12.5%
Foreign Currency Translation(4)	(35.0)	(3.9)%	(58.9)	(3.7)%
	(288.2)	(31.8)%	(155.9)	(9.8)%
For the three and six months ended July 3, 2020	$620.4		$1,436.7

(1) The six months ended June 28, 2019 reflects 126 days of sales, respectively, from our Medical Technology segment, as the DJO acquisition was completed on February 22, 2019. The increase in Net Sales for the year-to-date period through February 22, 2020 is reflected in the Acquisitions line.
(2) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to factors such as price, product mix and volume.
(3) Represents the incremental sales as a result of our acquisitions discussed previously.
(4) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

The decrease in Net sales during the second quarter of 2020 compared to the second quarter of 2019 is primarily attributable to the COVID-19 pandemic including a $145.3 million decrease in our Fabrication Technology segment and a $107.9 million decrease in our Medical Technology segment. Fluctuation of foreign currency translation rates also had a negative impact of $35.0 million during the quarter due largely to the strengthening of the U.S. dollar relative to other currencies.

The decrease in Net sales during the six months ended July 3, 2020 compared to the six months ended June 28, 2019 is attributed to the COVID-19 pandemic including a $157.8 million decrease in our Fabrication Technology segment and a $138.7 million decrease in our Medical Technology segment. These decreases are partially offset by a $199.5 million increase in our Medical Technology segment’s sales from acquisitions, which represents the incremental reported sales compared to the corresponding prior year period as a result of the acquisition of DJO being completed on February 22, 2019. Fluctuation of foreign currency translation rates had a negative impact of $58.9 million during the six months ended July 3, 2020 due largely to the strengthening of the U.S. dollar relative to other currencies.

Our Fabrication Technology segment had decreases from existing businesses as a result of lower sales volume due to a significant decline in customer demand and certain government-ordered facility closures in the quarter, both due to COVID-19, partially offset by increases from new product initiatives and pricing improvements. All of our facilities re-opened as of May. The trough of the decline for the second quarter of 2020 occurred in April and sales sequentially improved in May and June, although the adverse impact of the pandemic continued at a reduced level. The regions most impacted were primarily the developed regions, but we observed sequential improvements in each of these regions in May and June. We expect our sales to recover as customer demand recovers, in-line directionally with industrial GDP improvements and steel consumption; however, we cannot predict the timing or extent of these improvements.

Our Medical Technology segment observed the most severe reduction in sales during April 2020 due to a significant decline of elective surgical procedures, cancellations of organized sports, and overall decrease in general population activity levels caused by certain stay-at-home orders. Following the trough of the decline in the second quarter of 2020 due to COVID-19 impact, sales sequentially improved in May and June. In June, our surgical product sales achieved single-digit growth compared to June 2019 after elective surgical procedures resumed and the backlog of procedures was reduced. We cannot predict the timing of the full return to prior levels of sales and growth rates for all Medical Technology product lines, which we expect to be primarily reliant on healthcare access, elective surgeries, organized sports, general population activity levels, and employment.

Operating Results

The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(Dollars in millions)
Gross profit	$241.1	$376.1	$589.3	$637.1
Gross profit margin	38.9%	41.4%	41.0%	40.0%
Selling, general and administrative expense	$235.7	$307.9	$527.9	$555.8
Operating income (loss)	$(4.9)	$41.5	$41.9	$43.9
Operating income (loss) margin	(0.8)%	4.6%	2.9%	2.8%
Net income (loss) from continuing operations	$(3.1)	$2.2	$5.7	$(19.3)
Net income (loss) margin from continuing operations	(0.5)%	0.2%	0.4%	(1.2)%
Adjusted EBITA (non-GAAP)	$45.1	$127.2	$140.6	$217.4
Adjusted EBITA Margin (non-GAAP)	7.3%	14.0%	9.8%	13.7%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$11.2	$26.6	$22.2	$37.4
MDR costs	$1.0	$—	$1.9	$—
Strategic transaction costs	$1.7	$2.5	$2.6	$55.8
Acquisition-related amortization and other non-cash charges	$36.1	$56.6	$71.9	$80.4
Interest expense, net	$28.3	$33.2	$53.1	$55.0
Income tax expense (benefit)	$(30.1)	$6.2	$(16.9)	$8.2

(1) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.

Second Quarter of 2020 Compared to Second Quarter of 2019

Gross profit decreased $135.0 million during the second quarter of 2020 in comparison to the second quarter of 2019, including a $66.3 million decrease in our Fabrication Technology segment and a $68.7 million decrease in our Medical Technology segment. The Gross profit decrease was attributable to lower sales volume caused by COVID-19 impact, unfavorable foreign currency translation, and to a lesser extent unfavorable production variances associated with lower manufacturing volumes, partially offset by new product initiatives, favorable freight costs, temporary manufacturing cost reduction actions, and a decrease in inventory fair value step-up charges. Gross profit margin decreased primarily due to a decline in higher Gross profit margin Medical Technology segment sales as well as unfavorable volume-related production variances caused by lower sales.

The $72.2 million decrease in Selling, general and administrative expense in the second quarter of 2020 as compared to the second quarter of 2019 was mainly driven by lower employee costs due to temporary cost reduction measures implemented to mitigate the COVID-19 sales downturn, a decrease in sales commissions resulting from lower sales, lower travel costs due to COVID-19 restrictions, and a $20.5 million decrease in acquisition-related amortization and other non-cash charges due to finalization of the valuation of DJO definite-lived intangible assets in the fourth quarter of 2019, partially offset by a decrease in Medical Technology segment inventory step-up charges. Restructuring and other related charges primarily decreased during the second quarter of 2020 in comparison to the second quarter of 2019 mainly due to the significance of the Medical Technology segment restructuring programs in 2019 following the DJO acquisition.

Interest expense, net in the second quarter of 2020 decreased by $4.9 million compared to the second quarter of 2019, primarily attributable to lower interest rates as well as an overall reduction of the size of the credit facility from the December 2019 amendment.

The effective tax rate for Loss from continuing operations during the second quarter of 2020 was 90.5%, which was higher than the 2020 U.S. federal statutory tax rate of 21% mainly due to the impact of U.S. tax credits and state taxes on the forecasted rate and discrete tax benefits associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes and the realization of tax benefits associated with effective settlements on uncertain tax positions. These favorable impacts were offset by the impact of additional U.S. tax on international operations and taxable foreign exchange gains. The effective tax rate for the second quarter of 2019 was 73.6%, which was higher than the 2019 U.S. federal statutory tax rate of 21% mainly due to non-deductible deal costs and an aggregate discrete U.S. tax expense due to a change in valuation allowance associated with our acquisition of DJO.

Net income (loss) from continuing operations decreased slightly in the second quarter of 2020 as compared to the second quarter of 2019 largely due to the decremental impact of the COVID-19 pandemic, offset by our cost reduction initiates to mitigate the loss in revenue, a discrete tax benefit recorded in the current quarter, and a reduction of interest expense. Net income (loss) margin from continuing operations decreased by 70 basis points during the second quarter of 2020 in comparison to the second quarter of 2019 for the same reasons that Net income (loss) from continuing operations decreased, including certain unfavorable production variances and operating expenses which were partially offset by cost reductions.

The lower Adjusted EBITA in the second quarter of 2020 as compared to the second quarter of 2019 was primarily driven by the decremental impact of the COVID-19 pandemic, partially offset by a $14.4 million decrease in Restructuring and other related charges and a $20.5 million decrease in Acquisition-related amortization and other non-cash charges. Adjusted EBITA margin decreased by 670 basis points during the second quarter of 2020 in comparison to the second quarter of 2019, mainly attributable to impacts of the COVID-19 pandemic.

Six Months Ended July 3, 2020 Compared to Six Months Ended June 28, 2019

The $47.8 million decrease in Gross profit during the six months ended July 3, 2020 in comparison to the six months ended June 28, 2019 included a $71.5 million decrease in our Fabrication Technology segment offset by a $23.7 million increase in our Medical Technology segment. Gross profit in our Fabrication Technology segment decreased due to lower sales volume caused by the COVID-19 pandemic and unfavorable foreign currency translation, partially offset by new product initiatives and cost reductions. Gross profit in our Medical Technology segment increased due to acquisition-related increases due to the inclusion of six months of activity in 2020 as compared with four months in the prior year. Improved Gross profit margin in the six months ended July 3, 2020 compared to six months ended June 28, 2019 was primarily attributed to higher gross margin from our Medical Technology segment.

The $27.9 million decrease in Selling, general and administrative expense in the six months ended July 3, 2020 as compared to the six months ended June 28, 2019 was mainly due to our temporary cost reduction program to reduce our second quarter spending including temporarily reducing salaries, lowering discretionary spending, and deferring other spending and a $53.2 million decrease in strategic transaction costs, partially offset by DJO acquisition-related increases for the inclusion of six months of activity in 2020 as compared with four months in the prior year. The $8.5 million decrease in acquisition-related amortization and other non-cash charges in the six months ended July 3, 2020 as compared to the six months ended June 28, 2019 was due to finalization of the valuation of DJO definite-lived intangible assets in the fourth quarter of 2019, partially offset by a decrease in Medical Technology segment inventory step-up charges. Restructuring and other related charges decreased during the six months ended July 3, 2020 in comparison to the six months ended June 28, 2019 mainly due to the significance of the Medical Technology segment restructuring programs in 2019 following the DJO acquisition.

Interest expense, net in the six months ended July 3, 2020 decreased by $1.9 million compared to the six months ended June 28, 2019, primarily attributable to lower interest rates as well as an overall reduction of the size of the credit facility from the December 2019 amendment.

The effective tax rate for Loss from continuing operations during the six months ended July 3, 2020 was 151.3%, which was higher than the 2020 U.S. federal statutory tax rate of 21% mainly due to the impact of U.S. tax credits and state taxes on the forecasted rate and discrete tax benefits associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes, the impact of an enacted law change in India, and the realization of tax benefits associated with effective settlements on uncertain tax. These favorable impacts were offset by the impact of additional U.S. tax on international operations and taxable foreign exchange gains. The effective tax rate for the six months ended June 28, 2019 was (73.6)%, which was lower than the 2019 U.S. federal statutory tax rate of 21% mainly due to non-deductible transaction costs and an aggregate discrete U.S. tax expense due to a change in valuation allowance associated with our acquisition of DJO.

Net income from continuing operations increased in the six months ended July 3, 2020 as compared to the Loss from continuing operations in the six months ended June 28, 2019 largely due to the impact of a full six months of DJO activities in 2020, a decrease in Strategic transaction costs, and a discrete tax benefits recognized in the second quarter of 2020. These were offset by decreases in Gross Profit from COVID-19 impacts, mitigated by the reductions in Selling, general and administrative expense from our temporary cost reduction programs. Net income (loss) margin from continuing operations increased by 160 basis points during the six months ended July 3, 2020 in comparison to the six months ended June 28, 2019 for the same reasons that Net income from continuing operations increased.

The lower Adjusted EBITA in the six months ended July 3, 2020 as compared to the six months ended June 28, 2019 was primarily driven by COVID-19 impacts offset by the impact of a full six months of DJO activities in 2020 and the reductions in Selling, general and administrative expense from our temporary cost reduction programs. Adjusted EBITA margin decreased by 390 basis points during the six months ended July 3, 2020 in comparison to the six months ended June 28, 2019, mainly attributable to decreases in our Medical Technology segment Adjusted EBITA margin.

Business Segments

As discussed further above, we report results in two reportable segments: Fabrication Technology and Medical Technology.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment, including cutting, joining, and automated welding products, as well as gas control equipment. Our fabrication technology products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, pipelines, mobile/off-highway equipment, oil, gas, and mining.

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(Dollars in millions)
Net sales	$414.4	$592.7	$939.9	$1,153.1
Gross profit	$139.9	$206.2	328.7	$400.2
Gross profit margin	33.8%	34.8%	35.0%	34.7%
Selling, general and administrative expense	$96.3	$125.2	$216.1	$248.6
Segment operating income	$43.6	$81.0	$112.6	$151.6
Segment operating income margin	10.5%	13.7%	12.0%	13.1%
Adjusted EBITA (Non-GAAP)	$52.4	$89.9	$130.3	$169.2
Adjusted EBITA Margin (Non-GAAP)	12.6%	15.2%	13.9%	14.7%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$6.1	$4.1	$8.9	$8.4
Acquisition-related amortization and other non-cash charges	$8.8	$8.9	$17.7	$17.6

Net sales decreased $178.3 million in the second quarter of 2020 compared to the second quarter of 2019. The decrease was primarily due to lower sales volumes as well as a $33.1 million unfavorable foreign currency translation impact. The 24.5% decrease from existing businesses is primarily a result of lower sales volume due to certain local government ordered facility closures in the quarter and significant decline in customer demand due to COVID-19, partially offset by increases from new product initiatives. All our closed facilities have re-opened in May. The trough of the decline for the second quarter of 2020 was observed in April and sales sequentially improved in May and June, although the adverse impact of the pandemic continued at a reduced level. The regions most impacted were primarily the developed regions, but we observed sequential improvements in each of these regions in May and June. We expect our sales to recover as customer demand recovers, in-line generally with industrial GDP improvements and steel consumption; however, we cannot predict the timing of these improvements.

Gross profit decreased in the second quarter of 2020 as compared to the second quarter of 2019 mainly driven by lower sales volume caused by the COVID-19 pandemic, unfavorable foreign currency translation, and to a lesser extent unfavorable production variances due to lower volumes, partially offset by new product initiatives, favorable freight costs associated with lower shipping volume, and improved pricing and product mix. Gross profit margin decreased by 100 basis points when compared to the same period in 2019, primarily due to lower production volumes resulting in unfavorable production variances. Selling, general and administrative expense decreased in the second quarter of 2020 compared to the second quarter of 2019 because of COVID-19-related cost reduction measures including temporarily reducing salaries and lowering discretionary spending. In summary, lower sales levels related to COVID-19 resulted in lower Gross profit, Segment operating income, and Adjusted EBITA in the second quarter of 2020 compared to the second quarter of 2019.

Net sales decreased $213.2 million in the six months ended July 3, 2020 compared to the six months ended June 28, 2019 primarily due to lower sales volumes related to COVID-19 as well as a $55.5 million unfavorable foreign currency translation impact. The decline in sales volume also contributed to the $71.5 million reduction in Gross profit over the same time period. Selling, general and administrative expense decreased in the period because of temporary cost reduction programs implemented to reduce spending in the second quarter as outlined earlier. In summary, lower sales levels related to COVID-19 resulted in lower Gross profit, Segment operating income, and Adjusted EBITA in the first half of 2020 compared to the first half of 2019.

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

The following table summarizes the selected financial data for our Medical Technology segment:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	From February 22, 2019 to June 28, 2019
	(Dollars in millions)
Net sales	$206.0	$315.9	$496.8	$439.4
Gross profit	$101.2	$169.9	$260.6	$236.9
Gross profit margin	49.1%	53.8%	52.5%	53.9%
Selling, general and administrative expense	$123.9	$165.3	$282.2	$221.6
Segment operating income (loss)	$(20.8)	$4.6	$(17.0)	$15.3
Segment operating income (loss) margin	(10.1)%	1.5%	(3.4)%	3.5%
Adjusted EBITA (Non-GAAP)	$6.5	$52.3	$37.2	$78.0
Adjusted EBITA Margin (Non-GAAP)	3.2%	16.5%	7.5%	17.7%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$5.1	$22.5	$13.3	$29.0
MDR costs	$1.0	$—	$1.9	$—
Acquisition-related amortization and other non-cash charges	$27.3	$47.7	$54.2	$62.7

(1) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.

Net sales and Gross Profit for our Medical Technology segment in the second quarter of 2020 compared to the second quarter of 2019 decreased primarily due to lower sales volumes as a result of COVID-19. Our Medical Technology segment observed the most severe reduction in sales during April 2020 due to a significant decline of elective surgical procedures, cancellations of organized sports, and an overall decrease in general population activity levels caused by certain stay-at-home orders. Following the trough of the decline in the second quarter of 2020 due to the COVID-19 impact, sales sequentially improved in May and June, although the adverse impact of the pandemic continued at a reduced level during such time. Gross profit margins in the second quarter of 2020 compared to second quarter of 2019 declined as a result of a decrease in higher margin elective surgery products and certain unfavorable production variances due to lower volume, partially offset by inventory fair value adjustments. Selling, general and administrative expense decreased in the second quarter of 2020 compared to the second quarter of 2019 due to actions to reduce employee costs and discretionary spending, a decrease in sales commissions resulting from lower sales, and a decrease in acquisition-related amortization of intangible assets. Segment operating income, Adjusted EBITA, and related margins decreased in the second quarter of 2020 compared to the second quarter of 2019 primarily due to the significant decrease in sales volumes due to COVID-19, partially offset by our cost reduction efforts. Restructuring and other related charges decreased during the second quarter of 2020 in comparison to the second quarter of 2019, primarily due to completing certain projects in earlier periods.

Net sales and Gross Profit for our Medical Technology segment in the six months ended July 3, 2020 compared to the six months ended June 28, 2019 increased primarily due to the inclusion of a six months of DJO activity in 2020 compared to four months in 2019, partially offset by a decrease in sales volume as a result of COVID-19. Gross profit increased due to the additional months of activity as well as a decrease in inventory fair value charges of $16.8 million in 2020, partially offset by a decrease due to lower sales volume. Gross profit margins in the six months ended July 3, 2020 compared to the six months ended June 28, 2019 declined as a result of product mix and certain unfavorable production variances due to lower volume, offset by inventory fair value adjustments. Selling, general and administrative expense increased in the six months ended July 3, 2020 compared to the six months ended June 28, 2019 due to the additional months of activity, partially offset by actions to reduce employee costs and discretionary spending, a decrease in sales commissions resulting from lower sales. Segment operating income, Adjusted EBITA, and related margins decreased in the six months ended July 3, 2020 compared to the six months ended June 28, 2019 due to the significant decrease in sales volumes due to COVID-19, partially offset by our cost reduction efforts. Restructuring and other related charges decreased during the second quarter of 2020 in comparison to the second quarter of 2019, primarily due to completing certain projects in earlier periods.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the occasional issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, acquisitions, capital expenditures, restructuring programs, asbestos-related cash outflows, and debt service and required amortization of principal. We believe we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. Based on our expected cash flows from operations, current cash positions, and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over the next twelve months. At quarter-end, the Company has a $66.4 million cash balance and $1.2 billion of capacity under its credit agreement and other facilities.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Amendment”). Refer to Note 10, “Debt” in the accompanying Notes to Condensed Consolidated Financial Statements for more information regarding the Amendment.

As of July 3, 2020, we are in compliance with the covenants under the Credit Facility. As of July 3, 2020, the weighted-average interest rate of borrowings under the Credit Facility was 1.68%, excluding accretion of original issue discount and deferred financing fees, and there was $975 million of credit available on the Revolver.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $185.1 million. As of July 3, 2020, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $401.8 million. Total letters of credit of $108.0 million were outstanding as of July 3, 2020.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of shares of our Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of our Common stock have been made under this plan since the third quarter of 2018. As of July 3, 2020, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of July 3, 2020, we had $66.4 million of Cash and cash equivalents, a decrease of $43.2 million from $109.6 million as of December 31, 2019. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	July 3, 2020	June 28, 2019
	(Dollars in millions)
Net cash provided by operating activities	$93.2	$10.4
Purchases of property, plant and equipment	(50.4)	(64.0)
Proceeds from sale of property, plant and equipment	5.0	3.3
Acquisitions, net of cash received	(7.5)	(3,147.8)
Net cash used in investing activities	(53.0)	(3,208.5)
Proceeds (repayments) from borrowings, net	(67.8)	2,892.7
Payment for noncontrolling interest share repurchase	—	(93.1)
Proceeds from prepaid stock purchase contracts	—	377.8
Other	(9.6)	1.6
Net cash provided by (used in) financing activities	(77.4)	3,179.0
Effect of foreign exchange rates on Cash and cash equivalents	(6.1)	6.3
Decrease in Cash and cash equivalents	$(43.2)	$(12.8)

Cash used in operating activities related to the discontinued operations of our divested Air and Gas Handling business for the six months ended July 3, 2020 was $6.4 million. Cash provided by operating activities related to the discontinued operations of our divested Air and Gas Handling business for the six months ended June 28, 2019 was $23.9 million. Cash used in investing activities related to the discontinued operations our divested Air and Gas Handling business for the six months ended June 28, 2019 was $19.3 million.

Cash flows from operating activities increased in the first half of 2020 versus the comparable 2019 period due to changes in working capital, lower restructuring outlays in 2020, and non-recurring strategic transaction costs in 2019. Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and asbestos-related costs. Changes in significant operating cash flow items, inclusive of activities for our discontinued operations, are discussed below.

•
Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. During the six months ended July 3, 2020, we had net asbestos cash outflows of $1.5 million. During the six months ended June 28, 2019, we had net asbestos cash outflows of $12.5 million.

•	During the six months ended July 3, 2020 and June 28, 2019, cash payments of $25.5 million and $49.2 million, respectively, were made for our restructuring initiatives.

•
Changes in net working capital also affected the operating cash flows for the periods presented. We define working capital as Trade receivables, net and Inventories, net reduced by Accounts payable and customer advances and billings in excess of costs incurred. During the six months ended July 3, 2020, net working capital provided cash of $59.8 million, excluding the impact of foreign exchange, due to lower sales and spending related to COVID-19. During the six months ended June 28, 2019, net working capital consumed cash of $82.0 million, excluding the impact of foreign exchange. The use of cash included an estimated $40 million one-time effort to bring DJO suppliers into payment terms consistent with our normal practices, as well as to eliminate a DJO accounts receivable factoring program. The remaining cash usage primarily related to increase in Net sales from existing businesses.

Cash flows used in investing activities during the six months ended July 3, 2020 mostly consists of purchases of property, plant and equipment. During the six months ended June 28, 2019, cash flows used in investing activities included the DJO acquisition.

Cash flows used in financing activities for the six months ended July 3, 2020 included a net increase in repayments on our Revolver. Cash flows provided by financing activities for six months ended June 28, 2019 were impacted by proceeds from borrowings on newly acquired debt and issuance of common stock in conjunction with the DJO acquisition, partially offset by the repurchases of a vast majority of the noncontrolling interest shares of a former Air and Gas Handling subsidiary in South Africa.

Our Cash and cash equivalents as of July 3, 2020 include $62.7 million held in jurisdictions outside the U.S. We reduced these levels $26.3 million in the second quarter of 2020. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

There have been no other significant additions to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2019 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of July 3, 2020, are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and six months ended July 3, 2020 would have increased Interest expense for our variable-rate based debt by approximately $2.3 million and $4.8 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended July 3, 2020, approximately 60% and 59% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into cross currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the Credit Facility and Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of July 3, 2020 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $153 million.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. Commodity futures contracts are periodically used to manage such exposure. As of July 3, 2020, our open commodity futures contracts were not material.

See Note 12, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 3, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In addition to risk factors included in “Part I. Item 1A. Risk Factors” in our 2019 Form 10-K and in our subsequent quarterly reporting on Form 10-Q, we face the following risks:

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

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products. It is uncertain when and to what extent these conditions will subside and whether and how quickly businesses will return to levels that existed before the outbreak of the pandemic. As a result of the COVID-19 outbreak, we have experienced and expect to continue to experience disruptions that severely impact and will likely continue to severely impact our businesses including, but not limited to:

•
material delays and cancellations of elective medical procedures; orthopedic clinics and physical therapy centers operating at reduced capacity and only serving critical patients; and cancellation of professional, college, high school and youth sports programs impacting our Medical Technology business

•	reductions in levels of new capital investment and maintenance expenditures or a sustained industrial downturn impacting our Fabrication Technology business.

As a result of such impacts, we have experienced significant decreases in sales at each of our Medical Technology and Fabrication Technology businesses and expect sales to be impacted through 2020 and possibly beyond as residual caution in 2021 could impact the pace of recovery. We expect that the longer the period of economic disruption continues, the more material the adverse impact will be on our businesses, results of operations and financial condition. Moreover, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our businesses, financial condition and results of operations.

The degree to which the COVID-19 situation impacts our businesses, results of operations and financial condition, including the duration and magnitude of such impacts, will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Even to the extent conditions begin to improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and line of business. Additionally, the effects of the COVID-19 pandemic, including actions by governments, businesses and individuals in response, could give rise to or amplify many of the risks discussed in our risk factors, included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to risks related to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, our business transformation and restructuring initiatives, and impairment of intangible assets, including goodwill.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.1***	Colfax Corporate Annual Incentive Plan, as amended and restated April 3, 2020

10.2****	Colfax Corporation 2020 Omnibus Incentive Plan

10.3****	Form of Non-Qualified Stock Option Agreement - Chief Executive Officer (2020 Plan)

10.4****	Form of Non-Qualified Stock Option Agreement - Officer (w/ Retirement) (2020 Plan)

10.5****	Form of Non-Qualified Stock Option Agreement - Outside Director (2020 Plan)

10.6****	Form of Performance Stock Unit Agreement - Chief Executive Officer (2020 Plan)

10.7****	Form of Performance Stock Unit Agreement - Officer (w/ Retirement) (2020 Plan)

10.8****	Form of Restricted Stock Unit Agreement - Chief Executive Officer (2020 Plan)

10.9****	Form of Restricted Stock Unit Agreement - Officer (w/ Retirement) (2020 Plan)

10.10****	Form of Restricted Stock Unit Agreement - Outside Director (2020 Plan)

10.11*****	Amendment No. 3 to Credit Agreement dated as of May 1, 2020

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2020 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.

***	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 9, 2020.

****	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020.

*****	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 7, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	August 6, 2020

/s/ Christopher M. Hix	Executive Vice President, Finance
Christopher M. Hix	Chief Financial Officer	August 6, 2020
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	August 6, 2020
(Principal Accounting Officer)