Form 10-Q
period 2020-10-02
Colfax CORP
filed 2020-10-29
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 2, 2020, there were 118,457,179 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Net sales	$805,931	$846,519	$2,242,647	$2,439,085
Cost of sales	461,811	478,377	1,309,227	1,433,872
Gross profit	344,120	368,142	933,420	1,005,213
Selling, general and administrative expense	278,060	290,500	805,984	846,288
Restructuring and other related charges	4,129	9,781	23,589	47,197
Operating income	61,931	67,861	103,847	111,728
Pension settlement loss	—	33,616	—	33,616
Interest expense, net	25,567	31,828	78,647	86,820
Income (loss) from continuing operations before income taxes	36,364	2,417	25,200	(8,708)
Income tax expense (benefit)	19,528	(1,353)	2,638	6,840
Net income (loss) from continuing operations	16,836	3,770	22,562	(15,548)
Income (loss) from discontinued operations, net of taxes	(2,641)	9,024	(10,906)	(486,265)
Net income (loss)	14,195	12,794	11,656	(501,813)
Less: income attributable to noncontrolling interest, net of taxes	789	2,320	2,243	8,970
Net income (loss) attributable to Colfax Corporation	$13,406	$10,474	$9,413	$(510,783)
Net income (loss) per share - basic & diluted
Continuing operations	$0.12	$0.02	$0.15	$(0.14)
Discontinued operations	$(0.02)	$0.06	$(0.08)	$(3.63)
Consolidated operations	$0.10	$0.08	$0.07	$(3.77)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net income (loss)	$14,195	$12,794	$11,656	$(501,813)
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $258, $1,787, $652 and $1,375	51,610	(135,157)	(49,316)	(128,620)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $(4,344), $4,411, $(4,448) and $4,102	(12,076)	11,757	(12,700)	13,413
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax expense (benefit) of $330, $(5,960), $767 and $(7,679)	1,152	(12,206)	2,814	(21,166)
Amortization of pension and other post-retirement prior service cost	—	—	—	32
Other comprehensive income (loss)	40,686	(135,606)	(59,202)	(136,341)
Comprehensive income (loss)	54,881	(122,812)	(47,546)	(638,154)
Less: comprehensive income (loss) attributable to noncontrolling interest	1,987	(3,384)	1,192	5,272
Comprehensive income (loss) attributable to Colfax Corporation	$52,894	$(119,428)	$(48,738)	$(643,426)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	October 2, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,423	$109,632
Trade receivables, less allowance for credit losses of $34,975 and $32,634	498,357	561,865
Inventories, net	536,052	571,558
Other current assets	186,680	161,190
Total current assets	1,287,512	1,404,245
Property, plant and equipment, net	463,775	491,241
Goodwill	3,245,042	3,202,517
Intangible assets, net	1,635,706	1,719,019
Lease asset - right of use	170,580	173,320
Other assets	351,619	396,490
Total assets	$7,154,234	$7,386,832

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$26,954	$27,642
Accounts payable	306,314	359,782
Accrued liabilities	451,265	469,890
Total current liabilities	784,533	857,314
Long-term debt, less current portion	2,191,725	2,284,184
Non-current lease liability	130,947	136,399
Other liabilities	589,560	619,307
Total liabilities	3,696,765	3,897,204
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 118,457,179 and 118,059,082 issued and outstanding as of October 2, 2020 and December 31, 2019, respectively	118	118
Additional paid-in capital	3,470,169	3,445,597
Retained earnings	484,155	479,560
Accumulated other comprehensive loss	(541,996)	(483,845)
Total Colfax Corporation equity	3,412,446	3,441,430
Noncontrolling interest	45,023	48,198
Total equity	3,457,469	3,489,628
Total liabilities and equity	$7,154,234	$7,386,832

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2019	118,059,082	$118	$3,445,597	$479,560	$(483,845)	$48,198	$3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	4,481	—	1,027	5,508
Distributions to noncontrolling owners	—	—	—	—	—	(8)	(8)
Other comprehensive loss, net of tax of $4,644	—	—	—	—	(158,297)	(2,593)	(160,890)
Common stock-based award activity	268,323	—	8,344	—	—	—	8,344
Balance at April 3, 2020	118,327,405	$118	$3,453,941	$479,223	$(642,142)	$46,624	$3,337,764
Net income (loss)	—	—	—	(8,474)	—	427	(8,047)
Distributions to noncontrolling owners	—	—	—	—	—	(3,734)	(3,734)
Other comprehensive income, net of tax of $(3,917)	—	—	—	—	60,658	344	61,002
Common stock-based award activity	61,608	—	8,591	—	—	—	8,591
Balance at July 3, 2020	118,389,013	$118	$3,462,532	$470,749	$(581,484)	$43,661	$3,395,576
Net income	—	—	—	13,406	—	789	14,195
Distributions to noncontrolling owners	—	—	—	—	—	(625)	(625)
Other comprehensive income, net of tax of $(3,756)	—	—	—	—	39,488	1,198	40,686
Common stock-based award activity	68,166	—	7,637	—	—	—	7,637
Balance at October 2, 2020	118,457,179	$118	$3,470,169	$484,155	$(541,996)	$45,023	$3,457,469

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2018	117,275,217	$117	$3,057,982	$991,838	$(780,177)	$207,186	$3,476,946
Cumulative effect of accounting change	—	—	—	15,368	(15,368)	—	—
Net income (loss)	—	—	—	(52,023)	—	4,021	(48,002)
Distributions to noncontrolling owners	—	—	—	—	—	(2,170)	(2,170)
Noncontrolling interest share repurchase	—	—	(22,409)	—	(21,372)	(48,940)	(92,721)
Other comprehensive income, net of tax of (413)	—	—	—	—	18,053	4,119	22,172
Issuance of Tangible Equity Units	—	—	377,814	—	—	—	377,814
Common stock-based award activity	283,197	1	7,676	—	—	—	7,677
Balance at March 29, 2019	117,558,414	$118	$3,421,063	$955,183	$(798,864)	$164,216	$3,741,716
Net income (loss)	—	—	—	(469,234)	—	2,629	(466,605)
Distributions to noncontrolling owners	—	—	—	—	—	(2,970)	(2,970)
Noncontrolling interest share repurchase	—	—	(565)	—	410	(211)	(366)
Other comprehensive loss, net of tax of (1,981)	—	—	—	—	(20,794)	(2,113)	(22,907)
Common stock-based award activity	108,945	—	7,481	—	—	—	7,481
Balance at June 28, 2019	117,667,359	$118	$3,427,979	$485,949	$(819,248)	$161,551	$3,256,349
Net income	—	—	—	10,474	—	2,320	12,794
Distributions to noncontrolling owners	—	—	—	—	—	(7,237)	(7,237)
Other comprehensive loss, net of tax of 193	—	—	—	—	(129,902)	(5,704)	(135,606)
Common stock-based award activity	89,371	—	6,638	—	—	—	6,638
Balance at September 27, 2019	117,756,730	$118	$3,434,617	$496,423	$(949,150)	$150,930	$3,132,938

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	October 2, 2020	September 27, 2019

Cash flows from operating activities:
Net income (loss)	$11,656	$(501,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Divestiture impairment loss	—	481,000
Depreciation, amortization and other impairment charges	181,114	190,577
Stock-based compensation expense	21,642	17,005
Non-cash interest expense	4,253	5,674
Deferred income tax benefit	(30,946)	(18,673)
(Gain) loss on sale of property, plant and equipment	523	(140)
Pension settlement loss	—	77,390
Changes in operating assets and liabilities:
Trade receivables, net	44,592	29,071
Inventories, net	28,556	(54,256)
Accounts payable	(42,869)	(98,920)
Income taxes	(9,722)	(39,909)
Other operating assets and liabilities	(35,666)	(21,257)
Net cash provided by operating activities	173,133	65,749
Cash flows from investing activities:
Purchases of property, plant and equipment	(81,583)	(100,383)
Proceeds from sale of property, plant and equipment	4,929	7,474
Acquisitions, net of cash received	(7,477)	(3,136,777)
Net cash used in investing activities	(84,131)	(3,229,686)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	2,725,000
Payments under term credit facility	(40,000)	(533,437)
Proceeds from borrowings on revolving credit facilities and other	794,678	1,780,085
Repayments of borrowings on revolving credit facilities and other	(866,215)	(1,136,186)
Payment of debt issuance costs	(4,560)	(24,402)
Proceeds from prepaid stock purchase contracts	—	377,814
Proceeds from issuance of common stock, net	2,930	4,787
Payment for noncontrolling interest share repurchase	—	(93,087)
Deferred consideration payments and other	(12,411)	(9,680)
Net cash provided by (used in) financing activities	(125,578)	3,090,894
Effect of foreign exchange rates on Cash and cash equivalents	(6,633)	(5,216)
Decrease in Cash and cash equivalents	(43,209)	(78,259)
Cash and cash equivalents, beginning of period	109,632	245,019
Cash and cash equivalents, end of period	$66,423	$166,760

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Colfax Corporation (the “Company” or “Colfax”) is a leading diversified technology company that provides fabrication technology and medical device products and services to customers around the world, principally under the ESAB and DJO brands. The Company conducts its operations through two operating segments, “Fabrication Technology”, which incorporates the operations of ESAB and its related brands, and “Medical Technology”, which incorporates the operations of DJO and its related brands.

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

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2019 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the SEC on February 24, 2020.

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

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred. Research and development costs were $16.8 million and $49.4 million during the three and nine months ended October 2, 2020, and $16.3 million and $44.8 million during the three and nine months ended September 27, 2019, respectively, which are included in Selling, general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.

The results of operations for the three and nine months ended October 2, 2020 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. Medical Technology sales typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of October 2, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, the carrying value of the goodwill, intangibles, and other long-lived assets and the realizability of deferred tax assets. While there was not an impact from these valuation items to the Company’s consolidated financial statements as of and for the three and nine months ended October 2, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2020

Standard	Description	Effective Date
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The ASU eliminates the probable initial recognition threshold under current GAAP and broadens the information an entity must consider when developing its expected credit loss estimates to include forward-looking information. The standard applies to most financial assets held at amortized costs, as well as certain other instruments. Under the current expected credit loss (“CECL”) model, entities must estimate losses over the entire contractual term of the asset from the date of initial recognition. In determining expected losses, consideration must be given to historical loss experience, current conditions, and reasonable and supportable forecasts incorporating forward looking information. The Company adopted Topic 326 on January 1, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment to the opening balance sheet of retained earnings to be recognized on the date of adoption without restating prior periods. The cumulative-effect adjustment, net of tax, on January 1, 2020 was $4.8 million.

January 1, 2020
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The ASU modifies the disclosure requirements for fair value measurements. The adoption of this standard did not result in any changes to the current disclosures, as the requirements modified by the ASU are not applicable or are immaterial for disclosure.	January 1, 2020

New Accounting Guidance to be Implemented

Standard	Description	Anticipated Impact	Effective Date
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This accounting standard update impacts disclosures only. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures and the timing of adoption.	January 1, 2021
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of accounting for income taxes.	The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption.	January 1, 2021

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

The key components of Loss from discontinued operations, net of taxes related to the Air and Gas Handling business for the three and nine months ended October 2, 2020 and September 27, 2019 were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(In thousands)
Net sales	$—	$338,885	$—	$998,793
Cost of sales	—	230,692	—	689,004
Selling, general and administrative expense	—	65,117	—	194,562
Restructuring and other related charges	—	4,987	—	13,354
Goodwill impairment charge	—	—	—	481,000
Divestiture-related expense(1)	846	4,481	7,419	11,692
Operating loss	(846)	33,608	(7,419)	(390,819)
Interest expense(2)	—	12,779	—	38,899
Pension settlement loss	—	—	—	43,774
Loss from discontinued operations before income taxes	(846)	20,829	(7,419)	(473,492)
Income tax expense (benefit)	(198)	9,809	(1,267)	5,387
Loss from discontinued operations, net of taxes	$(648)	$11,020	$(6,152)	$(478,879)
(1) Primarily related to professional and consulting fees associated with the divestiture including seller due diligence and preparation of regulatory filings, as well as other disposition-related activities.
(2) The Company reclassified a portion of interest expense from its Term Loan Facilities associated with the mandatory repayment using net proceeds from the sale of the business.

Total income attributable to noncontrolling interest related to the Air and Gas Handling business, net of taxes was $1.5 million and $5.9 million for the three and nine months ended September 27, 2019, respectively.

Cash used in operating activities related to the discontinued operations of the divested Air and Gas Handling business for the nine months ended October 2, 2020 was $7.2 million. Cash provided by operating activities related to the discontinued

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

operations of the divested Air and Gas Handling business for the nine months ended September 27, 2019 was $18.0 million. Cash used in investing activities related to the discontinued operations of the divested Air and Gas Handling business for the nine months ended September 27, 2019 was $27.5 million.

4. Acquisition

On February 22, 2019, Colfax completed the purchase of DJO for $3.15 billion, subject to certain adjustments set forth in the purchase agreement.

During the three and nine months ended October 2, 2020 and September 27, 2019, the Company incurred $0.6 million, $0.7 million, $3.2 million and $56.7 million, respectively, of advisory, legal, audit, valuation and other professional service fees in connection with the DJO acquisition. Such fees are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations.

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

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(Unaudited, in thousands)
Net sales	$805,931	$846,519	$2,242,647	$2,608,251
Net income from continuing operations attributable to Colfax Corporation	17,927	7,676	27,575	72,857

5. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company disaggregates its Fabrication Technology revenue into the following product groups:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(In thousands)
Equipment	$157,730	$162,531	$443,563	$525,148
Consumables	333,767	376,697	987,838	1,167,199
Total	$491,497	$539,228	$1,431,401	$1,692,347

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company disaggregates its Medical Technology revenue into the following product groups:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019(1)
	(In thousands)
Prevention & Rehabilitation	$220,461	$221,314	$566,983	$533,986
Reconstructive	93,973	85,977	244,263	212,752
Total	$314,434	$307,291	$811,246	$746,738
(1) For the nine months ended September 27, 2019, the Medical Technology segment includes results from the acquisition date of February 22, 2019.

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of October 2, 2020 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2019 and 2018, total contract liabilities were $14.8 million and $13.0 million, respectively, which related to the Fabrication Technology business. During the three and nine months ended October 2, 2020, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.5 million and $13.2 million, respectively. During the three and nine months ended September 27, 2019, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.8 million and $13.0 million, respectively. As of October 2, 2020 and September 27, 2019, total contract liabilities were $30.4 million and $15.6 million, respectively, and were included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The contract liabilities as of October 2, 2020 include $11.8 million of certain one-time advance payments in the Medical Technology business.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended October 2, 2020
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$36,009	$5,099	$(4,251)	$(1,882)	$34,975

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$16,047	$2,901	$20,319	$(18,636)
Weighted-average shares of Common stock outstanding – basic	136,832,909	136,121,017	136,730,112	135,440,566
Net income (loss) per share from continuing operations – basic	$0.12	$0.02	$0.15	$(0.14)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$16,047	$2,901	$20,319	$(18,636)
Weighted-average shares of Common stock outstanding – basic	136,832,909	136,121,017	136,730,112	135,440,566
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	1,257,701	929,143	2,339,794	—
Weighted-average shares of Common stock outstanding – diluted	138,090,610	137,050,160	139,069,906	135,440,566
Net income (loss) per share from continuing operations – diluted	$0.12	$0.02	$0.15	$(0.14)
(1) Net income (loss) from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes, of $0.8 million and $2.2 million for the three and nine months ended October 2, 2020, and $0.9 million and $3.1 million for the three and nine months ended September 27, 2019, respectively.

For all periods presented, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. For the nine months ended October 2, 2020, the weighted-average shares of Common stock outstanding - diluted includes the impact of an additional 1.2 million potentially issuable dilutive shares related to Colfax’s tangible equity units as a result of the Company’s share price in March 2020. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended October 2, 2020 excludes 2.8 million and 4.2 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three and nine months ended October 2, 2020, Income from continuing operations before income taxes was $36.4 million and $25.2 million, respectively, while the income tax expense was $19.5 million and $2.6 million, respectively. The effective tax rates were 53.7% and 10.5% for the three and nine months ended October 2, 2020, respectively. The effective tax rate for the three months ended October 2, 2020 differed from the 2020 U.S. federal statutory rate of 21% mainly due to the net impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses. These unfavorable impacts were partially offset by the impact of U.S. tax credits, benefit from U.S. state tax losses, and the realization of tax benefits associated with effective settlements on uncertain tax positions. The effective tax rate for the nine months ended October 2, 2020 differed from the 2020 U.S. federal statutory rate of 21% mainly due to the net impact of U.S. tax credits and benefit from U.S. state tax losses, a discrete tax benefit associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes, the impact of an enacted law change in India, and the realization of tax benefits associated with effective settlements on uncertain tax positions. These favorable impacts were partially offset by the impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses. In conjunction with the filing of the timely elected changes to credit rather than to deduct foreign taxes, the Company obtained additional foreign tax credit carryforwards. The Company evaluated all positive and negative evidence in determining the realizability of these deferred tax assets and based on such evidence, concluded a full valuation allowance was needed.

During the three and nine months ended September 27, 2019, Income (loss) from continuing operations before income taxes was $2.4 million and $(8.7) million, respectively, while the income tax expense (benefit) was $(1.4) million and $6.8 million, respectively. The effective tax rates were (56.0)% and (78.5)% for the three and nine months ended September 27, 2019, respectively. The effective tax rate for the three months ended September 27, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to a discrete tax benefit associated with the enactment of tax law changes in a European jurisdiction offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2019, and non-deductible deal costs. The effective tax rate for the nine months ended September 27, 2019 differed from the 2019 U.S. federal statutory rate of 21% mainly due to losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2019, $16.7 million of non-deductible deal costs, and an aggregate $9.2 million unfavorable discrete U.S. income tax expense due to a change in valuation allowance and state tax expense as a result of the DJO acquisition, offset in part by a discrete tax benefit associated with the enactment of tax law changes in a European jurisdiction.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of October 2, 2020, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended October 2, 2020 and September 27, 2019. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2020	$(106,500)	$(421,889)	$44,544	$(483,845)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(389)	(31,747)	1,894	(30,242)
Loss on long-term intra-entity foreign currency transactions	—	(18,023)	—	(18,023)
Loss on net investment hedges	—	—	(12,700)	(12,700)
Other comprehensive income (loss) before reclassifications	(389)	(49,770)	(10,806)	(60,965)
Amounts reclassified from Accumulated other comprehensive loss	2,814	—	—	2,814
Net Other comprehensive income (loss)	2,425	(49,770)	(10,806)	(58,151)
Balance at October 2, 2020	$(104,075)	$(471,659)	$33,738	$(541,996)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2019	$(80,794)	$(752,989)	$38,238	$(795,545)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	859	(120,722)	(304)	(120,167)
Loss on long-term intra-entity foreign currency transactions	—	(4,197)	—	(4,197)
Gain on net investment hedges	—	—	14,258	14,258
Unrealized gain on cash flow hedges	—	—	167	167
Other comprehensive income (loss) before reclassifications	859	(124,919)	14,121	(109,939)
Amounts reclassified from Accumulated other comprehensive loss	(22,704)	—	—	(22,704)
Noncontrolling interest share repurchase	—	(20,962)	—	(20,962)
Net Other comprehensive income (loss)	(21,845)	(145,881)	14,121	(153,605)
Balance at September 27, 2019	$(102,639)	$(898,870)	$52,359	$(949,150)

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

•if the Applicable Market Value of the common stock is greater than the threshold appreciation price of $25.00, the holder will receive 4.0000 shares of common stock for each purchase contract (the “minimum settlement rate”);
•if the Applicable Market Value of the common stock is greater than or equal to the reference price of $20.81, but less than or equal to the threshold appreciation price of $25.00, the holder will receive a number of shares of common stock for each purchase contract having a value, based on the Applicable Market Value, equal to $100; and
•if the Applicable Market Value of the common stock is less than the reference price of $20.81, the holder will receive 4.8054 shares of common stock for each purchase contract (the “maximum settlement rate”).
TEU amortizing notes
Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum and has a final installment payment date of January 15, 2022. On each January 15, April 15, July 15 and October 15, the Company pays equal quarterly cash installments of $1.4375 per TEU amortizing note, which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 5.75% per year with respect to the $100 stated amount per unit. During the three and nine months ended October 2, 2020, the Company paid $6.6 million and $19.8 million, respectively, representing a partial payment of principal and interest on the TEU amortizing notes. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company.
Earnings per share
Unless the 4.6 million stock purchase contracts are redeemed by the Company or settled earlier at the unit holder’s option, they are mandatorily convertible into shares of Colfax common stock at not less than 4.0 shares per purchase contract or more than 4.8054 shares per purchase contract on January 15, 2022. This corresponds to not less than 18.4 million shares and not more than 22.1 million shares at the maximum. The 18.4 million minimum shares are included in the calculation of weighted-average shares of Common stock outstanding - basic. The difference between the minimum and maximum shares represents potentially dilutive securities. The Company includes them in its calculation of weighted-average shares of Common stock outstanding - diluted on a pro rata basis to the extent the effect is not anti-dilutive and the average Applicable Market Value is higher than the reference price but is less than the threshold appreciation price.
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

9. Inventories, Net

Inventories, net consisted of the following:

	October 2, 2020	December 31, 2019
	(In thousands)
Raw materials	$103,070	$115,587
Work in process	42,980	37,019
Finished goods	459,386	475,933
	605,436	628,539
Less: allowance for excess, slow-moving and obsolete inventory	(69,384)	(56,981)
Inventories, net	$536,052	$571,558

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Debt

Long-term debt consisted of the following:

	October 2, 2020	December 31, 2019
	(In thousands)
Term loan	$781,341	$822,945
Euro senior notes	406,622	388,925
2024 and 2026 notes	990,799	989,236
TEU amortizing notes	37,127	54,044
Revolving credit facilities and other	2,790	56,676
Total debt	2,218,679	2,311,826
Less: current portion	(26,954)	(27,642)
Long-term debt	$2,191,725	$2,284,184

Term Loan and Revolving Credit Facility

The Company’s credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Facility. The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as the ratio of Consolidated Net Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) and (ii) a minimum interest coverage. During the third quarter of 2020, the Company made a voluntary $40 million principal payment on the Term A-1 loan.

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Amendment”). The Amendment, among other changes, modified the total leverage ratio by permitting the Company to deduct (subject to certain exceptions) up to $125 million of unrestricted cash and cash equivalents from the debt component of the ratio and by increasing the maximum total leverage ratio to 5.75:1.00 as of June 30, 2020, 6.50:1.00 as of each fiscal quarter thereafter until March 31, 2021, 5.25:1.00 for the quarter ending June 30, 2021, 4.50:1.00 for the quarter ending September 30, 2021, 4.25:1.00 for the quarters ending December 31, 2021 and March 31, 2022, 4.00:1.00 for the quarters ending June 30, 2022 and September 30, 2022, and 3.50:1.00 as of December 31, 2022 and for each fiscal quarter ending thereafter. Under the terms of the Amendment the interest coverage ratio remained at 3.00:1.00 for the quarter ending June 30, 2020, decreased to 2.75:1.00 for each of the fiscal quarters ending September 30, 2020 until June 30, 2021, and then will increase back to 3.00:1.00 for the quarters ending September 30, 2021 and thereafter. The Amendment added a “springing” collateral provision (based upon the Gross Leverage Ratio as defined in the Amendment to the Credit Facility) which requires the obligations under the Amendment to the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries and the equity of its first tier foreign subsidiaries, subject to customary exceptions, in the event Colfax’s gross leverage ratio under the Credit Facility is greater than 5.00:1.00 as of the last day of any fiscal quarter. Lastly, the Amendment added a fifth pricing tier in the event the total leverage ratio is greater than 4.50:1.00 (regardless of the corporate family rating), with pricing at 2.50%, in the case of the Eurocurrency margin, 1.50%, in the case of the base rate margin, and 0.50% when undrawn. The total commitment and maturity of the Credit Facility remained unchanged. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan Facilities and the Revolver. As of October 2, 2020, the Company was in compliance with the covenants under the Credit Facility.

As of October 2, 2020, the weighted-average interest rate of borrowings under the Credit Facility was 1.91%, excluding accretion of original issue discount and deferred financing fees, and there was $975 million available on the Revolver.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company has $11.1 million in deferred financing fees recorded in conjunction with the Credit Facility as of October 2, 2020, which is being accreted to Interest expense, net primarily using the effective interest method over the life of the facility.

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $189.5 million. As of October 2, 2020, there were no outstanding borrowings under these facilities.

The Company is party to letter of credit facilities with an aggregate capacity of $390.2 million. Total letters of credit of $84.3 million were outstanding as of October 2, 2020.

In total, the Company had deferred financing fees of $24.1 million included in its Condensed Consolidated Balance Sheet as of October 2, 2020, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	October 2, 2020	December 31, 2019
	(In thousands)
Accrued compensation and related benefits	$87,337	$100,290
Accrued taxes	65,995	55,258
Accrued asbestos-related liability	62,310	64,394
Warranty liability - current portion	14,991	15,513
Accrued restructuring liability - current portion	2,448	6,961
Accrued third-party commissions	25,719	30,768
Customer advances and billings in excess of costs incurred	30,436	16,009
Lease liability - current portion	39,633	40,021
Accrued interest	16,986	27,333
Other	105,410	113,343
Accrued liabilities	$451,265	$469,890

Warranty Liability
The activity in the Company’s warranty liability consisted of the following:

	Nine Months Ended
	October 2, 2020	September 27, 2019
	(In thousands)
Warranty liability, beginning of period	$15,528	$12,312
Accrued warranty expense	5,613	5,456
Changes in estimates related to pre-existing warranties	1,108	1,256
Cost of warranty service work performed	(7,003)	(7,783)
Acquisition-related liability	—	5,356
Foreign exchange translation effect	(255)	(427)
Warranty liability, end of period	$14,991	$16,170

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended October 2, 2020
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$1,638	$5,207	$(6,105)	$(23)	$717
Facility closure costs(2)	1,284	4,474	(5,484)	—	274
	2,922	9,681	(11,589)	(23)	991
Non-cash charges		1,745
		11,426
Medical Technology:
Termination benefits(1)	3,919	2,026	(4,756)	12	1,201
Facility closure costs(2)	257	15,062	(15,021)	—	298
	4,176	17,088	(19,777)	12	1,499
Non-cash charges		—
		17,088
Total Colfax Corporation:
Total restructuring liability activity	$7,098	$26,769	$(31,366)	$(11)	$2,490
Total Non-cash charges		1,745
		$28,514
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. Restructuring charges in the Medical Technology segment during the nine months ended October 2, 2020 include costs related to product and distribution channel transformations, facilities optimization, and integration charges. Restructuring charges in the Medical Technology segment also include $4.9 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended October 2, 2020.
(3) As of October 2, 2020, $2.4 million of the Company’s restructuring liability was included in Accrued liabilities, whereas less than $0.1 million of the Company’s restructuring liability was included in Other liabilities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $2.2 billion and $2.3 billion estimated fair value of the Company’s debt as of October 2, 2020 and December 31, 2019, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	October 2, 2020
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$3,632	$—	$—	$3,632
Foreign currency contracts related to sales - not designated as hedges	—	2,403	—	2,403
Foreign currency contracts related to purchases - not designated as hedges	—	580	—	580
Deferred compensation plans	—	10,045	—	10,045
	$3,632	$13,028	$—	$16,660

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$1,176	$—	$1,176
Foreign currency contracts related to purchases - not designated as hedges	—	918	—	918
Deferred compensation plans	—	10,045	—	10,045
	$—	$12,139	$—	$12,139

	December 31, 2019
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$13,125	$—	$—	$13,125
Foreign currency contracts related to sales - not designated as hedges	—	74	—	74
Foreign currency contracts related to purchases - not designated as hedges	—	408	—	408
Deferred compensation plans	—	8,870	—	8,870
	$13,125	$9,352	$—	$22,477

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$328	$—	$328
Foreign currency contracts related to purchases - not designated as hedges	—	853	—	853
Deferred compensation plans	—	8,870	—	8,870
	$—	$10,051	$—	$10,051

There were no transfers in or out of Level One, Two or Three during the nine months ended October 2, 2020.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of October 2, 2020 and December 31, 2019, the Company had foreign currency contracts with the following notional values:

	October 2, 2020	December 31, 2019
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$149,376	$28,718
Foreign currency contracts purchased - not designated as hedges	103,531	107,090
Total foreign currency derivatives	$252,907	$135,808

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$(14,456)	$12,807	$(12,700)	$14,258
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	106	423	638	215
Realized gain (loss)	701	(165)	(204)	(1,232)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	(1,000)	(732)	841	(81)
Realized gain (loss)	(569)	1	(818)	455
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
Asbestos Contingencies

Asbestos-related claims activity since December 31 is as follows:

	Nine Months Ended
	October 2, 2020	September 27, 2019
	(Number of claims)
Claims unresolved, beginning of period	16,299	16,417
Claims filed(1)	2,898	3,360
Claims resolved(2)	(3,712)	(3,604)
Claims unresolved, end of period	15,485	16,173
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	October 2, 2020	December 31, 2019
	(In thousands)
Current asbestos insurance receivable(1)	$34,674	$4,474
Long-term asbestos insurance asset(2)	234,400	281,793
Long-term asbestos insurance receivable(2)	36,681	41,629
Accrued asbestos liability(3)	62,310	64,394
Long-term asbestos liability(4)	259,426	286,105
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

▪Fabrication Technology - a global supplier of consumable products and equipment for cutting, joining, and automated welding, as well as gas control equipment, providing a wide range of products with innovative technologies to solve challenges in virtually any industry.

•Medical Technology - a global leader in orthopedic solutions, providing orthopedic devices, reconstructive implants, software and services spanning the full continuum of patient care, from injury prevention to rehabilitation.
Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before Restructuring and other related charges and European Union Medical Devices Regulation (“MDR”) and other costs.

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019(1)
	(In thousands)
Net sales:
Fabrication Technology	$491,497	$539,228	$1,431,401	$1,692,347
Medical Technology	314,434	307,291	811,246	746,738
	$805,931	$846,519	$2,242,647	$2,439,085
Segment operating income (loss)(2):
Fabrication Technology	$63,058	$72,999	$175,703	$224,574
Medical Technology	22,869	22,456	5,877	37,743
Corporate and other	(15,079)	(14,285)	(44,730)	(99,864)
	$70,848	$81,170	$136,850	$162,453
(1) For the nine months ended September 27, 2019, the Medical Technology segment includes results from the acquisition date of February 22, 2019.
(2) Following is a reconciliation of Income (loss) from continuing operations before income taxes to segment operating income:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(In thousands)
Income (loss) from continuing operations before income taxes	$36,364	$2,417	$25,200	$(8,708)
Pension settlement loss	—	33,616	—	33,616
Interest expense, net	25,567	31,828	78,647	86,820
Restructuring and other related charges(1)	6,328	13,309	28,514	50,725
MDR and other(2)	2,589	—	4,489	—
Segment operating income	$70,848	$81,170	$136,850	$162,453
(1) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, respectively, and $3.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2020 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the impact of the COVID-19 global pandemic, including the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

•risks related to the impact of the COVID-19 global pandemic, including actions by governments, businesses and individuals in response to the situation, such as the scope and duration of the outbreak, the nature and effectiveness of government actions and restrictive measures implemented in response, delays and cancellations of medical procedures, supply chain disruptions, the impact on creditworthiness and financial viability of customers, and other impacts on the Company’s business and ability to execute business continuity plans;

•changes in the general economy, as well as the cyclical nature of the markets we serve;

•the turmoil in the commodity markets and decline in certain commodity prices, including oil, due to economic disruptions from the COVID-19 pandemic and various geopolitical events;

•our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•our exposure to unanticipated liabilities resulting from acquisitions;

•our ability and the ability of our customers to access required capital at a reasonable cost;

•our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•the amount of and our ability to estimate our asbestos-related liabilities;

•the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•material disruptions at any of our manufacturing facilities;

•noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

•risks associated with the representation of our employees by trade unions and work councils;

•our exposure to product liability claims;

•potential costs and liabilities associated with environmental, health and safety laws and regulations;

•failure to maintain, protect and defend our intellectual property rights;

•the loss of key members of our leadership team;

•restrictions in our principal credit facility that may limit our flexibility in operating our business;

•impairment in the value of intangible assets;

•the funding requirements or obligations of our defined benefit pension plans and other postretirement benefit plans;

•significant movements in foreign currency exchange rates;

•availability and cost of raw materials, parts and components used in our products;

•new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;
•service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•risks arising from changes in technology;

•the competitive environment in our industries;

•changes in our tax rates, realizability of deferred tax assets, or exposure to additional income tax liabilities, including the effects of the COVID-19 global pandemic and the U.S. Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating the DJO acquisition or fully realizing projected cost savings and benefits of the DJO acquisition; and

•other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2019 Form 10-K and this Form 10-Q.

The effects of the COVID-19 pandemic, including actions by governments, businesses and individuals in response to it, may give rise or contribute to or amplify the risks associated with many of these factors.

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

•Fabrication Technology - a global supplier of consumable products and equipment for cutting, joining, and automated welding, as well as gas control equipment, providing a wide range of products with innovative technologies to solve challenges in a wide range of industries.

•Medical Technology - a leading provider of orthopedic solutions, providing orthopedic devices, software and services spanning the full continuum of patient care, from injury prevention to joint replacement to rehabilitation.

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

Integral to our operations is the Colfax Business System (CBS). CBS is our business management system, combining a comprehensive set of tools and repeatable, teachable processes that we use to create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe our management team’s access to, and experience in, the application of CBS is one of our primary competitive strengths.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended October 2, 2020 to the comparable 2019 periods is affected by the following additional significant items:

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

In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending or restricting employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted measures in 2020, including periodically closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing.

We implemented a broad range of temporary actions to mitigate the effects of lower sales levels including temporarily reducing salaries, furloughing and laying-off employees, significantly curtailing discretionary expenses, re-phasing of capital expenditures, reducing supplier purchase levels and / or prices, adjusting working capital practices and other measures.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2020. The most severe financial impact occurred in the second quarter, resulting in 31.8% lower sales than the second quarter of 2019. We began observing a recovery in the latter part of the second quarter, and it continued through the third quarter with sales improving to a 4.8% decrease from the third quarter of 2019.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including national and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control that require us to further adjust our operations. As such, given the dynamic nature of this situation, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Please see Part II. Items 1A. “Risk Factors” in this Form 10-Q for further discussion of the Company’s risks relating to the COVID-19 pandemic.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. On February 22, 2019, we completed the acquisition of DJO, creating a new growth platform in the higher-margin orthopedic solutions market.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 57% and 58% for the three and nine months ended October 2, 2020 respectively, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019, fluctuations in foreign currencies had an unfavorable impact on the change in Net sales from continuing operations of approximately 3% and affected Gross profit and Selling, general and administrative expenses by less than 2%. For the third quarter of 2020 compared to the third quarter of 2019, fluctuations in foreign currencies had an unfavorable impact on the change in Net sales of approximately 2% and affected Gross profit and Selling, general and administrative expenses by less than 1%. The changes in foreign exchange rates since December 31, 2019 also decreased net assets by less than 1% as of October 2, 2020.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. However, the business impact caused by the COVID-19 pandemic may distort the effects of historical seasonality patterns.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by our management to assess our operating performance. Adjusted EBITA excludes from Net income (loss) from continuing operations the effect of restructuring and other related charges, MDR costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as income tax expense (benefit), interest expense, net and pension settlement loss. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring and other related charges, MDR costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that we use in evaluating our financial and business performance and trends.

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

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP)	$16.8	$3.8	$22.6	$(15.5)
Income tax expense (benefit)	19.5	(1.4)	2.6	6.8
Interest expense, net(1)	25.6	31.8	78.6	86.8
Pension settlement loss	—	33.6	—	33.6
Restructuring and other related charges(2)	6.3	13.3	28.5	50.7
MDR and other(3)	2.6	—	4.5	—
Strategic transaction costs(4)	0.6	0.9	3.2	56.7
Acquisition-related amortization and other non-cash charges(5)	36.2	43.7	108.1	124.1
Adjusted EBITA (non-GAAP)	$107.7	$125.8	$248.2	$343.2
Net income (loss) margin from continuing operations (GAAP)	2.1%	0.4%	1.0%	(0.6)%
Adjusted EBITA margin (non-GAAP)	13.4%	14.9%	11.1%	14.1%
(1) The nine months ended September 27, 2019 includes $0.8 million of debt extinguishment charges in the first quarter of 2019.
(2) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, respectively, and $3.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.
(3) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.
(4) Includes costs incurred for the acquisition of DJO.
(5) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three and nine months ended October 2, 2020 and September 27, 2019.

	Three Months Ended October 2, 2020				Nine Months Ended October 2, 2020
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$60.5	$16.5	$(15.1)	$61.9	$164.3	$(15.7)	$(44.7)	$103.8
Restructuring and other related charges(1)	2.5	3.8	—	6.3	11.4	17.1	—	28.5
MDR and other	—	2.6	—	2.6	—	4.5	—	4.5
Segment operating income (loss) (non-GAAP)	63.1	22.9	(15.1)	70.8	175.7	5.9	(44.7)	136.9
Strategic transaction costs	—	—	0.6	0.6	—	—	3.2	3.2
Acquisition-related amortization and other non-cash charges	9.1	27.1	—	36.2	26.8	81.3	—	108.1
Adjusted EBITA (non-GAAP)	$72.2	$50.0	$(14.5)	$107.7	$202.5	$87.2	$(41.5)	$248.2
Segment operating income margin (non-GAAP)	12.8%	7.3%	—%	8.8%	12.3%	0.7%	—%	6.1%
Adjusted EBITA margin (non-GAAP)	14.7%	15.9%	—%	13.4%	14.1%	10.7%	—%	11.1%
(1) For the three and nine months ended October 2, 2020, Restructuring and other related charges in our Medical Technology segment includes $2.2 million and $4.9 million, respectively, of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations.

	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology(1)	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$68.4	$13.7	$(14.3)	$67.9	$211.6	$—	$(99.9)	$111.7
Restructuring and other related charges(2)	4.6	8.7	—	13.3	13.0	37.8	—	50.7
Segment operating income (loss) (non-GAAP)	73.0	22.5	(14.3)	81.2	224.6	37.8	(99.9)	162.5
Strategic transaction costs	—	—	0.9	0.9	—	—	56.7	56.7
Acquisition-related amortization and other non-cash charges	9.2	34.5	—	43.7	26.9	97.2	—	124.1
Adjusted EBITA (non-GAAP)	$82.2	$56.9	$(13.4)	$125.8	$251.4	$135.0	$(43.2)	$343.2
Segment operating income margin (non-GAAP)	13.5%	7.3%	—%	9.6%	13.3%	5.1%	—%	6.7%
Adjusted EBITA margin (non-GAAP)	15.2%	18.5%	—%	14.9%	14.9%	18.1%	—%	14.1%
(1) Our Medical Technology segment includes results from the acquisition date of February 22, 2019.
(2) Restructuring and other related charges includes $3.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.

Total Company

Sales

Net sales decreased for the three and nine months ended October 2, 2020 as compared with the three and nine months ended September 27, 2019. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Nine Months Ended
	Net Sales	%	Net Sales(1)	%
	(Dollars in millions)
For the three and nine months ended September 27, 2019	$846.5		$2,439.1
Components of Change:
Existing Businesses(2)	(27.4)	(3.2)%	(323.9)	(13.3)%
Acquisitions(3)	—	—%	199.5	8.2%
Foreign Currency Translation(4)	(13.2)	(1.6)%	(72.1)	(3.0)%
	(40.6)	(4.8)%	(196.5)	(8.1)%
For the three and nine months ended October 2, 2020	$805.9		$2,242.6
(1) The nine months ended September 27, 2019 reflects 217 days of sales from our Medical Technology segment, as the DJO acquisition was completed on February 22, 2019. The increase in Net Sales for the year-to-date period through February 22, 2020 is reflected in the Acquisitions line.
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

Net sales decreased in the third quarter of 2020 compared with the prior year period, primarily due to the COVID-19 pandemic. Our Fabrication Technology segment decreased $31.6 million, slightly offset by a $4.2 million increase in our Medical Technology segment, primarily due to the growth in our Reconstructive product group from the resumption of elective surgical procedures, as well as nonrecurring sales of personal protective equipment (“PPE”) in our Prevention and Rehabilitation product group. The strengthening of the U.S. dollar relative to other currencies caused a $13.2 million currency translation negative impact.

Net sales decreased in the nine months ended October 2, 2020 compared to the prior year period, primarily due to the COVID-19 pandemic. Our Fabrication Technology segment decreased $189.4 million and our Medical Technology segment decreased $134.5 million for existing businesses, partially offset by the $199.5 million increase from two additional months of acquisition sales in our Medical Technology segment, which represents the incremental reported sales compared to the corresponding prior year period as a result of the acquisition of DJO being completed on February 22, 2019. The strengthening of the U.S. dollar relative to other currencies caused a $72.1 million currency translation negative impact.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(Dollars in millions)
Gross profit	$344.1	$368.1	$933.4	$1,005.2
Gross profit margin	42.7%	43.5%	41.6%	41.2%
Selling, general and administrative expense	$278.1	$290.5	$806.0	$846.3
Operating income (loss)	$61.9	$67.9	$103.8	$111.7
Operating income (loss) margin	7.7%	8.0%	4.6%	4.6%
Net income (loss) from continuing operations	$16.8	$3.8	$22.6	$(15.5)
Net income (loss) margin from continuing operations	2.1%	0.4%	1.0%	(0.6)%
Adjusted EBITA (non-GAAP)	$107.7	$125.8	$248.2	$343.2
Adjusted EBITA Margin (non-GAAP)	13.4%	14.9%	11.1%	14.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$6.3	$13.3	$28.5	$50.7
MDR and other	$2.6	$—	$4.5	$—
Strategic transaction costs	$0.6	$0.9	$3.2	$56.7
Acquisition-related amortization and other non-cash charges	$36.2	$43.7	$108.1	$124.1
Pension settlement loss	$—	$33.6	$—	$33.6
Interest expense, net	$25.6	$31.8	$78.6	$86.8
Income tax expense (benefit)	$19.5	$(1.4)	$2.6	$6.8
(1) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, respectively, and $3.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.

Third Quarter of 2020 Compared to Third Quarter of 2019

Gross profit decreased $24.0 million in the third quarter of 2020 compared with the prior year period due to a $20.1 million decrease in our Fabrication Technology segment and a $3.8 million decrease in our Medical Technology segment. The Gross profit decrease was attributable to lower sales volume, higher freight costs, and production inefficiencies related to the COVID-19 pandemic and unfavorable foreign currency translation, partially offset by new product initiatives and temporary cost reductions. Gross profit margin declined as a result of the lower sales and COVID-19 inefficiencies.

Selling, general and administrative expense decreased $12.4 million due to a $7.5 million decrease in acquisition-related amortization and other non-cash charges due to finalization of the valuation of DJO definite-lived intangible assets in the fourth quarter of 2019, as well as temporary expense reductions. Restructuring and other related charges decreased due to completing certain Medical Technology segment restructuring programs.

Interest expense, net decreased $6.2 million, primarily attributable to lower interest rates, as well as an overall reduction of the size of the credit facility from the December 2019 amendment.

The effective tax rate for Net income (loss) from continuing operations during the third quarter of 2020 was 53.7%, which was higher than the 2020 U.S. federal statutory tax rate of 21%, mainly due to the net impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses. These unfavorable impacts were partially offset by the impact of U.S. tax credits, a benefit from U.S. state tax losses, and the realization of tax benefits associated with effective settlements on uncertain tax positions. The effective tax rate for the third quarter of 2019 was (56.0)%, which was lower than the 2019 U.S. federal statutory tax rate of 21% mainly due to a discrete tax benefit associated with the enactment of tax law changes in a European jurisdiction offset in part by losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2019, and non-deductible deal costs.

Net income (loss) from continuing operations increased in the third quarter of 2020 compared with the prior year period due to the pension settlement loss incurred in the third quarter of 2019 and a reduction of interest expense, offset by the impact of the COVID-19 pandemic. Net income (loss) margin from continuing operations increased by 170 basis points due to the aforementioned factors. Adjusted EBITA and related margins decreased primarily due to the impact of the COVID-19 pandemic, partially offset by structural and temporary reductions in Selling, general and administrative expense.

Nine Months Ended October 2, 2020 Compared to Nine Months Ended September 27, 2019

Gross profit decreased $71.8 million in the nine months ended October 2, 2020 compared to the prior year period, due to a $91.6 million decrease in our Fabrication Technology segment, partially offset by a $19.8 million increase in our Medical Technology segment. Gross profit in our Fabrication Technology segment decreased due to lower sales volume and unfavorable foreign currency translation, partially offset by new product initiatives and temporary cost reductions. Gross profit in our Medical Technology segment increased primarily due to the inclusion of two additional months of activity, partially offset by decreased sales volume, higher freight costs, and production inefficiencies related to COVID-19. Gross profit margin improved slightly over the same period, primarily attributable to including two additional months of results of our Medical Technology segment in 2020 and temporary cost reductions, partially offset by the lower sales volume.

Selling, general and administrative expense decreased $40.3 million mainly due to a $53.4 million decrease in strategic transaction costs and temporary cost reductions that peaked in the second quarter, all partially offset by two additional months of results of our Medical Technology segment. Restructuring and other related charges decreased by $22.2 million due to completing certain Medical Technology segment restructuring programs.

Interest expense, net decreased by $8.2 million, primarily attributable to lower interest rates and the December 2019 credit facility capacity reduction. Additionally, interest expense decreased due to a lower average debt balance in 2020, as proceeds from the sale of the Air and Gas Handling business were used to pay down debt during the fourth quarter of 2019.

The effective tax rate for Net income (loss) from continuing operations during the nine months ended October 2, 2020 was 10.5%, which was lower than the 2020 U.S. federal statutory tax rate of 21% mainly due to the net impact of U.S. tax credits, a benefit from U.S. state tax losses, a discrete tax benefit associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes, the impact of an enacted law change in India, and the realization of tax benefits associated with effective settlements on uncertain tax positions. These favorable impacts were partially offset by the impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses. The effective tax rate for the nine months ended September 27, 2019 was (78.5)%, which was lower than the 2019 U.S. federal statutory tax rate of 21% mainly due to losses in certain jurisdictions where a tax benefit was not expected to be recognized in 2019, $16.7 million of non-deductible deal costs, and an aggregate $9.2 million unfavorable discrete U.S. income tax expense due to a change in valuation allowance and state tax expense as a result of the DJO acquisition, offset in part by a discrete tax benefit associated with the enactment of tax law changes in a European jurisdiction.

Net income (loss) from continuing operations increased in the nine months ended October 2, 2020 compared to the prior year period, largely due to the inclusion of two additional months of results of our Medical Technology segment in 2020, a decrease in strategic transaction costs, and the pension settlement loss incurred during the nine months ended September 27, 2019. These were offset by a decrease in Gross profit from COVID-19 impacts, mitigated by the reductions in Selling, general and administrative expense from our temporary cost reduction programs. Net income (loss) margin from continuing operations increased by 160 basis points for the same reasons that Net income from continuing operations increased.

The lower Adjusted EBITA was driven by COVID-19 impacts, partially offset by the inclusion of two additional months of results of our Medical Technology segment in 2020 and the reductions in Selling, general and administrative expense from our temporary cost reduction programs. Adjusted EBITA margin decreased by 300 basis points due primarily to decreases in our Medical Technology segment Adjusted EBITA margin.

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

The following table summarizes selected financial data for our Fabrication Technology segment:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(Dollars in millions)
Net sales	$491.5	$539.2	$1,431.4	$1,692.3
Gross profit	$174.0	$194.1	502.7	$594.3
Gross profit margin	35.4%	36.0%	35.1%	35.1%
Selling, general and administrative expense	$110.9	$121.1	$327.0	$369.7
Segment operating income	$63.1	$73.0	$175.7	$224.6
Segment operating income margin	12.8%	13.5%	12.3%	13.3%
Adjusted EBITA (non-GAAP)	$72.2	$82.2	$202.5	$251.4
Adjusted EBITA margin (non-GAAP)	14.7%	15.2%	14.1%	14.9%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$2.5	$4.6	$11.4	$13.0
Acquisition-related amortization and other non-cash charges	$9.1	$9.2	$26.8	$26.9
Pension settlement loss	$—	$33.6	$—	$33.6

Third Quarter of 2020 Compared to Third Quarter of 2019

Net sales in our Fabrication technology segment decreased $47.7 million in the third quarter of 2020 compared with the prior year period due to a $16.1 million unfavorable foreign currency translation impact, as well as a 5.9% decrease due to a decline in customer demand driven by COVID-19, partially offset by new product initiative sales. The COVID-19 impact was most severe early in the second quarter, and we realized an approximate 19% sequential improvement in the third quarter. Sales improved across our regions, most strongly in the developing regions. Gross profit decreased, and Gross margin decreased 60 basis points, in the third quarter of 2020 due to lower sales volume caused by COVID-19, partially offset by new product initiatives and COVID-19-related cost reduction measures. Selling, general and administrative expense decreased due to lower discretionary spending and benefits from restructuring initiatives to reduce costs. In summary, Segment operating income, Adjusted EBITA, and related margins all declined due to lower sales levels related to COVID-19.

Nine Months Ended October 2, 2020 Compared to Nine Months Ended September 27, 2019

Net sales decreased $260.9 million in the nine months ended October 2, 2020 compared with the prior year period, due to lower sales volumes related to COVID-19 and a $71.5 million unfavorable foreign currency translation impact. Despite the $91.6 million reduction in Gross profit due to lower sales resulting from COVID-19, Gross profit margin was maintained versus the prior year level due to temporary cost reductions and restructuring benefits. Selling, general and administrative expense decreased in the period due to benefits from restructuring initiatives and temporary cost reduction programs. Lower sales levels related to COVID-19 resulted in a decline in Segment operating income, Adjusted EBITA, and related margins over the same period.

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

The following table summarizes the selected financial data for our Medical Technology segment:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	From February 22, 2019 to September 27, 2019
	(Dollars in millions)
Net sales	$314.4	$307.3	$811.2	$746.7
Gross profit	$170.2	$174.0	$430.7	$410.9
Gross profit margin	54.1%	56.6%	53.1%	55.0%
Selling, general and administrative expense	$152.1	$155.1	$434.3	$376.7
Segment operating income	$22.9	$22.5	$5.9	$37.8
Segment operating income margin	7.3%	7.3%	0.7%	5.1%
Adjusted EBITA (non-GAAP)	$50.0	$56.9	$87.2	$135.0
Adjusted EBITA margin (non-GAAP)	15.9%	18.5%	10.7%	18.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$3.8	$8.7	$17.1	$37.8
MDR and other	$2.6	$—	$4.5	$—
Acquisition-related amortization and other non-cash charges	$27.1	$34.5	$81.3	$97.2
(1) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, and $3.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019.

Third Quarter of 2020 Compared to Third Quarter of 2019

Net sales increased for our Medical Technology segment in the third quarter of 2020 compared with the prior year period due to greater organic growth including approximately $7 million for personal protective equipment that is not expected to recur. Our Medical Technology segment experienced a severe reduction in sales in April 2020 due to a significant decline of elective surgical procedures, cancellations of organized sports, and an overall decrease in general population activity levels caused by certain government-ordered restrictions in response to COVID-19. Sales improved throughout the remainder of the second quarter and in the third quarter as elective surgical procedures resumed and the degree of sporting and general activity increased. Third quarter Reconstructive product line sales grew 9.3%, and Prevention & Rehabilitation sales declined 0.4%. Gross profit and Gross profit margin declined in the third quarter of 2020 compared to third quarter of 2019 due to freight and production inefficiencies related to COVID-19. Selling, general and administrative expense decreased due to lower acquisition-related amortization of intangible assets. Segment operating income increased primarily due to the growth in organic sales and reduction of acquisition-related amortization of intangible assets, partially offset by freight and production inefficiencies caused by COVID-19. Adjusted EBITA and related margins all declined for the reasons noted above. Restructuring and other related charges decreased by $4.9 million due to completing certain projects in earlier periods.

Nine Months Ended October 2, 2020 Compared to Nine Months Ended September 27, 2019

Net sales increased for our Medical Technology segment in the nine months ended October 2, 2020 compared with the prior year period due to an additional two months of acquisition sales, partially offset by a decrease in sales volume related to COVID-19. Gross profit increased as a result of the aforementioned factors and a $17.0 million decrease of inventory fair value charges. Gross profit margin declined as a result of lower sales volume, higher freight, and production inefficiencies related to COVID-19. Selling, general and administrative expense also increased due to including two additional months of sales, partially offset by temporary expense reductions. Segment operating income, Adjusted EBITA, and related margins all declined as a result of the aforementioned factors. Restructuring and other related charges decreased by $20.7 million due to completing certain projects.

Liquidity and Capital Resources

Overview

We finance our capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and occasional issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, acquisitions, capital expenditures, restructuring programs, asbestos-related cash outflows, and debt service and required amortization of principal. We believe we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. Based on our expected cash flows from operations, current cash positions, and contractually available borrowings under our credit facility, we expect to have sufficient liquidity to fund working capital needs and future growth over the next twelve months. At quarter-end, the Company has a $66.4 million cash balance and $1.2 billion of capacity under its credit agreement and other facilities.

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

As of October 2, 2020, we were in compliance with the covenants under the Credit Facility. As of October 2, 2020, the weighted-average interest rate of borrowings under the Credit Facility was 1.91%, excluding accretion of original issue discount and deferred financing fees, and there was $975 million of credit available on the Revolver. During the third quarter of 2020, the Company made a voluntary $40 million principal payment on the Term A-1 loan.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $189.5 million. As of October 2, 2020, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $390.2 million. Total letters of credit of $84.3 million were outstanding as of October 2, 2020.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of shares of our Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of our Common stock have been made under this plan since the third quarter of 2018. As of October 2, 2020, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of October 2, 2020, we had $66.4 million of Cash and cash equivalents, a decrease of $43.2 million from $109.6 million as of December 31, 2019. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	October 2, 2020	September 27, 2019
	(Dollars in millions)
Net cash provided by operating activities	$173.1	$65.7
Purchases of property, plant and equipment	(81.6)	(100.4)
Proceeds from sale of property, plant and equipment	4.9	7.5
Acquisitions, net of cash received	(7.5)	(3,136.8)
Net cash used in investing activities	(84.1)	(3,229.7)
Proceeds (repayments) from borrowings, net	(116.1)	2,811.1
Payment for noncontrolling interest share repurchase	—	(93.1)
Proceeds from prepaid stock purchase contracts	—	377.8
Other	(9.5)	(4.9)
Net cash provided by (used in) financing activities	(125.6)	3,090.9
Effect of foreign exchange rates on Cash and cash equivalents	(6.6)	(5.2)
Decrease in Cash and cash equivalents	$(43.2)	$(78.3)

Cash used in operating activities related to the discontinued operations of our divested Air and Gas Handling business for the nine months ended October 2, 2020 was $7.2 million. Cash provided by operating activities related to the discontinued operations of our divested Air and Gas Handling business for the nine months ended September 27, 2019 was $18.0 million. Cash used in investing activities related to the discontinued operations of the divested Air and Gas Handling business for the nine months ended September 27, 2019 was $27.5 million.

Cash flows from operating activities increased in the nine months ended October 2, 2020 versus the comparable 2019 period due to changes in working capital, lower restructuring outlays in 2020, and non-recurring strategic transaction costs in 2019. Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and asbestos-related costs. Changes in significant operating cash flow items inclusive of activities for our discontinued operations, comparing the nine months ended October 2, 2020 with the comparable prior year period, are discussed below.

•Year-to-date 2020 results include net asbestos outflows of $11.2 million versus outflows of $18.5 million in 2019, all of which related to our discontinued operations. These outflows represent disposition of claims, defense costs and legal expenses related to litigation against our insurers, net of insurance proceeds.

•Year-to-date payments for restructuring activities reduced from $65.5 million in 2019 to $31.4 million in 2020 as certain projects were completed.

•Year-to-date 2020 results include $44.6 million of inflows from working capital due to lower sales and operational improvements. Results in the comparable prior year period included a $91.0 million outflow, due to an increase in Net Sales, an estimated $40 million one-time effort to bring DJO suppliers into payment terms consistent with our normal practices, and the elimination of a DJO accounts receivable factoring program. We define working capital as Trade receivables, net and Inventories, net, both reduced by Accounts payable and customer advances and billings in excess of costs incurred.

Cash flows used in investing activities during the nine months ended October 2, 2020 primarily consists of purchases of property, plant and equipment. During the nine months ended September 27, 2019, cash flows used in investing activities included the DJO acquisition.

Cash flows used in financing activities for the nine months ended October 2, 2020 included a net increase in repayments on our Revolver and Term Loan. Cash flows provided by financing activities for nine months ended September 27, 2019 were impacted by proceeds from borrowings on newly acquired debt and issuance of common stock in conjunction with the DJO acquisition, partially offset by the repurchases of a vast majority of the noncontrolling interest shares of a former Air and Gas Handling subsidiary in South Africa.

Our Cash and cash equivalents as of October 2, 2020 include $50.7 million held in jurisdictions outside the U.S. We reduced these levels by $12.1 million in the third quarter of 2020. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of October 2, 2020 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and nine months ended October 2, 2020 would have increased Interest expense for our variable-rate based debt by approximately $2.1 million and $6.9 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and nine months ended October 2, 2020, approximately 57% and 58%, respectively, of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of our Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies relative to the U.S. dollar as of October 2, 2020 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $159 million.

We also face exchange rate risk from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world, and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Similarly, tax costs may increase or decrease as local currencies strengthen or weaken against the U.S. dollar.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. In order to manage commodity price risk, we periodically enter into fixed price contracts directly with suppliers.

See Note 12, “Financial Instruments and Fair Value Measurements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 2, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products. It is uncertain when and to what extent these conditions will subside and whether and how quickly businesses will return to levels that existed before the outbreak of the pandemic. As a result of the COVID-19 outbreak, we have experienced and expect to continue to experience disruptions that severely impact and may continue to severely impact our businesses including, but not limited to:

•material delays and cancellations of elective medical procedures; orthopedic clinics and physical therapy centers operating at reduced capacity and only serving critical patients; and cancellation of professional, college, high school and youth sports programs impacting our Medical Technology business; and
•reductions in levels of new capital investment and maintenance expenditures or a sustained industrial downturn impacting our Fabrication Technology business.

As a result of such impacts, we have experienced significant decreases in sales at each of our Medical Technology and Fabrication Technology businesses and expect sales to be impacted through 2020 and possibly beyond as residual caution in 2021 could impact the pace of recovery. Although we have experienced increases in sales in the third quarter of 2020 as restrictions have been lifted or eased in certain jurisdictions, other jurisdictions have seen increases in new COVID-19 cases, resulting in restrictions being reinstated, or new restrictions imposed in these jurisdictions. To the extent there is a resurgence of COVID-19 or restrictions are reinstated, our businesses could be negatively impacted. Ultimately, we expect that the longer the period of economic disruption continues, the more material the adverse impact will be on our businesses, results of operations and financial condition. Moreover, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our businesses, financial condition and results of operations.

The degree to which the COVID-19 situation impacts our businesses, results of operations and financial condition, including the duration and magnitude of such impacts, will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, including any resurgences, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Even to the extent conditions begin to improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and line of business. Additionally, the effects of the COVID-19 pandemic, including actions by governments, businesses and individuals in response, could give rise or contribute to or amplify many of the risks discussed in our risk factors, included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to risks related to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, our business transformation and restructuring initiatives, and impairment of intangible assets, including goodwill.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On October 27, 2020, the Company’s Board of Directors approved a form of change in control agreement with certain of the Company’s executive officers, including Christopher Hix, Shyam Kambeyanda, Brady Shirley and Daniel Pryor, and on October 27, 2020, the Company and each of Mr. Hix, Mr. Kambeyanda, Mr. Shirley and Mr. Pryor entered into a change in control agreement (the “Change in Control Agreements”). The Change in Control Agreements supersede and replace any prior agreement between the Company and such executive officers with respect to a change in control (as such term is defined in the Change in Control Agreements) of the Company, except to the extent such executive officer has an offer letter or other employment agreement with the Company, in which case the agreement with terms more favorable to the executive officer will control.

Pursuant to the Change in Control Agreements, upon a change in control of the Company, each executive officer will be entitled to an annual base salary, cash bonus opportunity and benefits package equal to or greater than the base salary, cash bonus opportunity or benefits package in effect for such executive officer immediately prior to the change in control. If an executive officer’s employment is terminated during the two year period following, or the three month period preceding, a change in control of the Company other than (a) by the Company for cause, (b) by reason of death or disability or (c) by the executive officer for good reason (as such terms are defined in the Change in Control Agreements), the Company will pay the executive officer an amount equal to: (i) two times the annual base salary of such executive officer plus (ii) two times the target cash bonus opportunity of such executive officer. Any outstanding long-term equity incentive awards held by the executive officer will continue to be treated in accordance with the terms and conditions of the award agreements and plans pursuant to which such awards were granted.

Each Change in Control Agreement has an initial two-year term, subject to automatic extension for successive one-year periods unless either the Company or the executive officer gives notice of non-renewal to the other or the agreement is otherwise terminated pursuant to its terms.

The foregoing description of the Change in Control Agreements is qualified by the full text of the Change in Control Agreements, the form of which is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.01***	Form of Change in Control Agreement

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 2, 2020 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.

***	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	October 29, 2020

/s/ Christopher M. Hix	Executive Vice President, Finance
Christopher M. Hix	Chief Financial Officer	October 29, 2020
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	October 29, 2020
(Principal Accounting Officer)