Form 10-K
period 2020-12-31
Colfax CORP
filed 2021-02-18
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on July 3, 2020 was $2.823 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 12, 2021, the number of shares of the Registrant’s common stock outstanding was 118,545,523.

EXHIBIT INDEX APPEARS ON PAGE

111
DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2021 Proxy Statement specifically incorporated herein by reference, the 2021 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Colfax,” “the Company,” “we,” “our,” and “us” refer to Colfax Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the impact of the COVID-19 global pandemic, including the actions by governments, businesses, and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

•volatility in the commodity markets and certain commodity prices, including oil and steel, due to economic disruptions from the COVID-19 pandemic and various geopolitical events;

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

•the competitive environment in our industry;

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

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

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
On January 13, 2012, we completed the acquisition of Charter International plc (“Charter”), which transformed Colfax from its historical roots as a fluid handling business into a diversified industrial enterprise with a broad global footprint. This acquisition provided an additional growth platform in the fragmented fabrication technology sector, while broadening the scope of our fluid handling platform to include air and gas handling products. Following the Charter acquisition, we strengthened and expanded the fluid handling and air & gas handling operations through acquisitions and the application of CBS before divesting the platforms in December 2017 and September 2019, respectively.

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

On September 30, 2019, we completed the divestiture of our Air and Gas Handling business for an aggregate purchase price of $1.8 billion, including $1.67 billion of cash paid at closing, subject to certain adjustments, and the assumption of certain liabilities and minority interests. We used the cash proceeds, net of transaction expenses and estimated taxes, to pay down approximately $1.6 billion of debt.

We believe the completion of the DJO acquisition and Air and Gas Handling divestiture has created a much stronger portfolio – one that is less cyclical, higher margin, and with more stable cash generation and an attractive long-term growth outlook. Our fabrication technology and medical technology platforms provide us a foundation on which to drive continuous improvement and compound our results by investing in innovation and attractive acquisitions. During the most recent three-year period, we have complemented our organic growth plans with two acquisitions that have broadened our product offering and technology content in our Fabrication Technology segment. During the year ended December 31, 2020, we completed 5 acquisitions and three investments within our Medical Technology segment. See Note 5, “Acquisitions”, for further information.

Our business management system, CBS, is integral to our operations. CBS consists of a comprehensive set of tools that includes repeatable, teachable processes that are designed to drive continuous improvement and create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

Each year, Colfax associates in every business develop strategic and operating plans which are based on the Voice of the Customer. In these plans, we are clear about our market realities, our threats, our risks, our opportunities and most importantly, our vision. Our belief is that when we use the tools of CBS to drive the implementation of these plans, we are able to uniquely provide customers with the world-class quality, delivery, cost and innovation they require. We believe that performance ultimately helps our customers and Colfax sustainably grow and succeed.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies and financial markets, and reducing overall demand for the Company’s products. The COVID-19 outbreak has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption is difficult to forecast.

Reportable Segments

We report our operations through the Fabrication Technology and Medical Technology segments.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in the cutting, joining and automated welding, as well as gas control equipment. For the year ended December 31, 2020, welding consumables represented approximately 69% of our total Net sales in our Fabrication Technology segment. Our fabrication technology products are marketed under several brand names, most notably ESAB, which we believe is well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables includes electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of digital software and solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of global end markets, including infrastructure, wind power, marine, medical / life sciences, pipelines, mobile/off-highway equipment, oil, gas, and mining. Our sales channels include both independent distributors and direct salespeople, depending on geography and end market.

Medical Technology

We develop, manufacture, and distribute high-quality medical devices with a broad range of products used for reconstructive surgery, rehabilitation, pain management and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. We serve the following two markets where we maintain leading positions in most of their product categories: Prevention & Rehabilitation and Reconstructive. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger. We reach a diverse customer base through multiple distribution channels, including both independent distributors and direct salespeople, and provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings and to the retail consumers.

The following discussions of Industry and Competition, International Operations, Research and Development, Intellectual Property, Raw Materials, Seasonality, Working Capital, Regulatory Environment, Human Capital Management, and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

Industry and Competition

Our Fabrication Technology segment products and services are marketed worldwide and the markets we serve are fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors with greater specialization in particular markets, as well as larger competitors. The markets that our Fabrication Technology segment competes in are also served by Lincoln Electric and the welding business within Illinois Tool Works, Inc. Our customer base is broadly diversified across many sectors of the economy, and we believe customers place a premium on quality, reliability, availability, innovation, and application engineering support. We believe the principal elements of competition in our served markets are the ability to improve customer productivity and solve their technical challenges, reliably and timely supply high-quality products that represent a good value, and offer outstanding aftermarket support including application expertise and engineering capabilities. Our management believes that we are a leading competitor in each of our markets with leading and well-recognized brands.

Our Medical Technology segment generates approximately 75% of its revenues in the United States and the majority of the remaining balance in Europe. The markets in which our Medical Technology segment competes are highly competitive and fragmented. We believe the principal elements of competition are innovation to create better patient outcomes, product quality, product reliability, brand names, and price. We compete with large, diversified corporations and companies that are part of corporate groups that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. The markets in which our Medical Technology segment competes are also served by Stryker and DePuy Synthes, the medical device business within Johnson & Johnson. Given our history of product development and the experience of our management team, we are capable of effectively competing in our markets. The comprehensive range of products we offer enables us to reach a diverse customer base through multiple distribution channels with numerous opportunities to increase our growth across our markets. Our management believes that we are a leading competitor in each of our markets with leading and well-recognized brands.

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

Our Medical Technology segment sells its products internationally through a network of wholly owned subsidiaries and independent distributors. In Europe, we use sales forces of direct and independent salespersons and a network of independent distributors who call on healthcare professionals, as well as consumer retail stores and pharmacies, to sell our products. We intend to continue to expand our direct and indirect distribution capabilities in attractive foreign markets.

Our principal markets as a whole outside the U.S. are Europe, Asia, South America, and the Middle East. For the year ended December 31, 2020, approximately 59% of our Net sales were shipped to locations outside of the U.S., with approximately 31% shipped to locations in emerging markets.

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

Research and development expense was $68.6 million, $61.8 million and $34.2 million in 2020, 2019 and 2018, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. We expect to continue making significant expenditures for research and development to maintain and improve our competitive positions.

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

Raw Materials

We obtain raw materials, component parts and supplies from a variety of global sources, generally each from more than one supplier. Our principal raw materials and components for our Fabrication Technology segment are steel, iron, copper and aluminum. Our principal raw materials and components for our Medical Technologies segment are ethylene-vinyl acetate copolymer form for our bracing and vascular products and cobalt-chromium alloy, stainless steel alloys, titanium alloy and ultra-high molecular weight polyethylene for our surgical implant products. We believe that our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons for our Fabrication Technology segment. Sales in our Medical Technology segment typically peak in the fourth quarter. However, the business impact caused by the COVID-19 pandemic, as well as general economic conditions, may distort the effects of historical seasonality patterns and impact future seasonal variations.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Regulatory Environment

Our medical device products are subject to extensive regulation by the U.S Food and Drug Administration (the “FDA”) and numerous other federal, state and foreign governmental authorities. The FDA, for example, regulates virtually all aspects of a medical device’s development, design, pre-clinical testing, clinical trials, manufacturing, packaging, storage, premarket approval, recordkeeping, reporting, labeling, promotion, distribution, sale and marketing, as well as modifications to existing products and the marketing of existing products for new indications. The process of obtaining regulatory approvals to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Additionally, modifications to our existing products may require new regulatory approvals and we may be required to cease marketing or to recall any modified product until we obtain clearance or approval.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations and other local, state and foreign requirements. Compliance with these requirements, including the FDA’s Quality System Regulation, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and other regulators, which may result in observations (such as on Form 483), and in some cases warning letters, that require corrective action, or other forms of enforcement. If the FDA or another regulator were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, they could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of payment of such products, refuse to grant pending premarket approval applications, refuse to provide certificates for exports, and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA or other regulators may also impose operating restrictions, including a ceasing of operations at one or more facilities, enjoin and restrain certain violations of applicable law pertaining to our products and assess civil or criminal penalties against our officers, employees or us. The FDA or other regulators could also issue a corporate warning letter, a recidivist warning letter, a consent decree of permanent injunction, and/or recommend prosecution. DJO has received FDA warning letters in the past, and we cannot assure you that the FDA will not take further action in the future.

Governmental regulations outside the United States have and may continue to become increasingly stringent and complex. In the EU, for example, a new Medical Device Regulation (the “MDR”) was published in 2017 which, when it enters into full force in 2021, will include significant additional premarket and post-market requirements. In complying with the requirements of this regulation, we have incurred and will need to incur additional costs to comply, which may be significant. If we fail to meet the requirements of the new regulation, or are delayed in doing so, it could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Additionally, the FDA regulates the export of medical devices from the United States to foreign countries and certain foreign countries may require FDA certification that our medical device products are in compliance with U.S. law. Failure to obtain or maintain export certificates required for the export of our products could materially adversely impact revenues and growth.

Our Medical Technology business is also subject to various federal, state and foreign laws and regulations pertaining to healthcare fraud and abuse, including the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, the federal Stark law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program, if the physician has a financial relationship with the entity providing the designated health services, the federal Physician Payments Sunshine Act, Health Insurance Portability and Accountability Act (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and similar state and foreign laws. These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including royalty, marketing and consulting arrangements, and sales programs we may have with hospitals, physicians or other potential purchasers of our products or individuals or entities who recommend our products, and consignment stock and bill arrangements, such as our OfficeCare program. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions or safe harbors, it is possible that some of our activities could be subject to challenge under one or more of such laws. Moreover, the federal government has significantly increased investigations of and enforcement activity involving medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians and other healthcare professionals who use and prescribe their products, as well as financial relationships with other third-party entities in a position to increase utilization of the products. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs.

In addition, our Medical Technology business subjects us to federal privacy and transaction law and regulations. HIPAA and the HIPAA Rules impact the transmission, maintenance, use and disclosure of protected health information (“PHI”). As such, HIPAA and the HIPAA Rules apply to certain aspects of our Medical Technology business. There are costs and administrative burdens associated with ongoing compliance with the HIPAA Rules and similar state law requirements. Any failure to comply with current and applicable future requirements could adversely affect our profitability.

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including PHI by health plans, certain healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically (“covered entities”), and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI.

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

Human Capital Management

As of December 31, 2020, we employed approximately 15,400 persons, of whom approximately 3,100 were employed in the United States and approximately 12,300 were employed outside of the United States. Approximately 1% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 49% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

At Colfax, we believe that the best team wins. Our growth model is focused in part on acquiring good companies, empowering our talent and using Colfax Business Systems (CBS) to make them great. Culture and associate development are critical to our success. We are a diverse team of associates around the world. We empower our associates through our culture that is centered on our corporate purpose – “Creating Better Together.” We are committed to attracting and developing great talent and rewarding our associates to build and sustain our company. Our internal human capital management programs center on the following processes and objectives: (i) identifying, attracting, developing and enabling talent, (ii) promoting associate engagement and an open feedback culture to foster continuous improvement, (iii) offering competitive compensation and benefit programs to motivate associates and reward performance, (iv) building and supporting inclusion, diversity, and equity initiatives, and (v) protecting the health and safety of all of our associates across the world.

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

Risks Related to Our Business and Operations

Acquisitions have formed a significant part of our growth strategy in the past and are expected to continue to do so. If we are unable to identify suitable acquisition candidates, complete any proposed acquisitions or successfully integrate the businesses we acquire, our growth strategy may not succeed and we may not realize the anticipated benefits of our acquisitions.

We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to: obtain debt or equity financing that we may need to complete proposed acquisitions; identify suitable acquisition candidates; negotiate appropriate acquisition terms; complete the proposed acquisitions; and integrate the acquired business into our existing operations. If we fail to achieve any of these steps, our growth strategy may not be successful.

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, controls, technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers, suppliers and distributors of the acquired company, and the diversion of our management’s attention from other business concerns. The failure to successfully integrate acquired businesses in a timely manner, or at all, or the incurrence of significant unanticipated expenses associated with integration activities, including information technology integration fees, legal compliance costs, facility closure costs and other restructuring expenses, could have an adverse effect on our business, financial condition and results of operations.

In addition, the anticipated benefits of an acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits and synergies from our acquisitions within a reasonable time, our business, financial condition and results of operations may be adversely affected.

Additionally, we may underestimate or fail to discover liabilities relating to acquisitions during our due diligence investigations, and we, as the successor owner of an acquired company, might be responsible for those liabilities. Such liabilities could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to finance our operating needs and to finance our growth, including acquisitions. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under our credit agreement, we may not be able to pursue our growth strategy.

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

Our indebtedness could adversely affect our financial condition and our debt agreements contain restrictions that limit our flexibility in operating our business.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of December 31, 2020, we had $2.2 billion of outstanding indebtedness. We are also party to letter of credit facilities with total capacity of $340.5 million, of which $76.4 million were outstanding as of December 31, 2020.

Our debt level and related debt service obligations could have negative consequences, including: requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures and acquisitions; making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes; increasing our leverage and reducing our flexibility in planning for or reacting to changes in our industry and market conditions; making us more vulnerable in the event of a downturn in our business; and exposing us to interest rate risk given that a portion of our debt obligations is at variable interest rates.

Additionally, the credit agreement governing our term loan and revolving credit facilities (the “Credit Facility”) and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things: incur additional indebtedness; make certain investments; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all our assets; and refinance our indebtedness.

In addition, under the Credit Facility we are required to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Limitations imposed by the various covenants contained in the Credit Facility or in the indentures governing our notes could have a materially adverse effect on our business, financial condition and results of operations.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures, sell assets, including material assets or operations, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful or yield adequate proceeds and may not permit us to meet our scheduled debt service obligations. The Credit Facility restricts our ability to dispose of assets and our use of the proceeds of dispositions and the Credit Facility and the indentures governing our notes restrict our ability to refinance our indebtedness. In addition, any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

As a result of such impacts, we experienced significant decreases in sales at each of our Medical Technology and Fabrication Technology businesses in 2020 and expect pressures to continue into at least the first quarter of 2021 and possibly beyond. To the extent there is a resurgence of COVID-19 or restrictions are reinstated, our businesses could be further negatively impacted. Ultimately, we expect that the longer the period of economic disruption and sharper the declines in customer demand, the more material the adverse impact will be on our businesses, results of operations and financial condition. Moreover, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our businesses, financial condition and results of operations.

The degree to which the COVID-19 situation continues to impact our businesses, results of operations and financial condition, including the duration and magnitude of such impacts, will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, including any resurgences, its severity, the actions to contain the virus or treat its impact, the availability and public acceptance of approved vaccines and how quickly and to what extent normal economic and operating conditions resume. Even to the extent conditions begin to improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and line of business. Additionally, the effects of the COVID-19 pandemic, including actions by governments, businesses and individuals in response, could give rise or contribute to or amplify many of the risks discussed in our other risk factors, included in this Part 1, Item A of this Form 10-K.

A continued significant or sustained decline in the levels of new capital investment and maintenance expenditures by certain of our customers could reduce the demand for our fabrication technology products and services and harm our operations and financial performance.

Demand for our fabrication technology products and services depends significantly on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of new capital expenditures by our fabrication technology customers is dependent upon many factors, including general economic conditions, availability of credit, economic conditions and investment activities within their respective industries and expectations of future market behavior. In addition, volatility in commodity prices can negatively affect the level of these new activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. A reduction in demand for our fabrication technology products and services has resulted in the past, and in the future could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. For example, in 2020, we experienced a decline in customer demand for our fabrication technology products and services as a result of the COVID-19 pandemic. This reduced demand could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology networks and systems, including the Internet, cloud-based services and third-party service providers, to process, transmit and store electronic information (including protected health information (“PHI”), personally identifiable information, credit card and other financial information), and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. For example, in the ordinary course of business, our Medical Technology segment collects, stores, and transmits certain sensitive data, including PHI, personally identifiable information, and patient data. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.

In addition, our information technology networks and systems are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access or deny access to, or otherwise disrupt, our systems and those of third-party service providers we rely on are increasing in sophistication and frequency. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. Any such future attacks could have a material adverse effect on our business, financial condition, results of operations or liquidity. We can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems and networks will be successful in eliminating or mitigating risks to our systems, networks and data or in effectively resolving such risks when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our employees, customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, including loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, such as HIPAA or HITECH, as well as the costs and operational consequences of implementing further data protection measures.

Additionally, to conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, some of the data we handle and aspects of our operations are subject to the European Union’s General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches and provides for significant potential penalties and remedies for violations. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.

A material disruption at any of our manufacturing facilities could adversely affect our ability to generate sales and meet customer demand.

If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster, power outage, fire, explosion, terrorism, cyber-based attack, health epidemic or pandemic or other contagious outbreak, such as the COVID-19 pandemic, adverse weather conditions, labor dispute or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.

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

In the year ended December 31, 2020, we derived approximately 58% of our sales from operations outside of the United States and we have principal manufacturing facilities in 16 countries in addition to the United States. Sales from international operations, export sales and the use of manufacturing facilities outside of the United States by us are subject to risks inherent in doing business outside the United States. These risks include: economic or political instability; partial or total expropriation of international assets; limitations on ownership or participation in local enterprises; trade protection measures by the United States or other nations including China, including tariffs or import-export restrictions or licensing requirements, and other changes in trade relations; currency exchange rate fluctuations and restrictions on currency repatriation; labor and employment laws that may be more restrictive than in the United States; changes in laws and regulations, including taxation policies, or in how such provisions are interpreted or administered; difficulties in enforcing our rights outside the United States, including intellectual property rights; difficulties in hiring and maintaining qualified staff and managing geographically diverse operations; the disruption of operations from natural disasters, world health events, including the COVID-19 pandemic, labor or political disturbances, terrorist activities, insurrection or war; the imposition of additional foreign governmental controls or regulations on the sale of our products; increased costs of transportation or shipping; the transition away from LIBOR to the Secured Overnight Financing Rate as a benchmark reference for short-term interests; and uncertainties arising from local business practices and cultural considerations.

If any of these risks were to materialize, they may have a material adverse effect on our business, financial condition and results of operations. For example, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. In 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we may not be able to offset or otherwise adversely impact our results of operations.

The impact of the United Kingdom’s withdrawal from the European Union and its full effects are still uncertain and will depend on among other things, the financial, trade, regulatory, and legal implications of the trade and cooperation agreement the United Kingdom and the European Union enter into and any future agreements. This uncertainty regarding the economic outlook of the United Kingdom has caused, and may continue to cause, volatility in foreign exchange rates, which could have an adverse effect on our revenue growth in future periods. Any trade barriers resulting from the exit may disrupt distribution channels, increase our Cost of sales, and limit our ability to achieve future product margin growth. We may also face new regulatory costs, employee retention, and other challenges that could have an adverse effect on our business.

In many foreign countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended, and the U.K. Bribery Act. Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those of the companies to which we outsource certain of our business operations, may take actions in violation of our policies, which could result in civil or criminal enforcement actions and penalties, create a substantial liability for us and also cause a loss of reputation in the market.

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

As of December 31, 2020, approximately 50% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 12,300 associates, representing 80% of our worldwide associate base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

The market for many of our products, including our medical device products, is, in part, dependent upon patent, trademark, copyright and trade secret laws, agreements with employees, customers and other third parties, including confidentiality agreements, invention assignment agreements and proprietary information agreements, to establish and maintain our intellectual property rights, and the Goodwill engendered by our trademarks and trade names. The protection and enforcement of these intellectual property rights is therefore material to our business. The failure to protect these rights may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. It may be particularly difficult to enforce our intellectual property rights in countries where such rights are not highly developed or protected. Any action we take to protect or enforce our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose our proprietary rights.

In addition, third parties may claim that we or our customers are infringing upon their intellectual property rights. Claims of intellectual property infringement and litigation regarding patent and other intellectual property rights are commonplace in the medical technology industry. Any claims of intellectual property infringement may subject us to costly and time-consuming defense actions and, should our defenses not be successful, may result in the payment of damages, redesign of affected products, entry into settlement or license agreements, or a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products. It is also possible that others will independently develop technology that will compete with our patented or unpatented technology. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2020, approximately 58% of our sales were derived from operations outside the United States. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods. For example, during 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates.

We also face exchange risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Further, we may be subject to foreign currency translation losses depending upon whether foreign nations devalue their currencies.

We are dependent on the availability of raw materials, as well as parts and components used in our products.

While we manufacture many of the parts and components used in our products, we purchase a substantial amount of raw materials, parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels, trade disputes and increased tariffs. Additionally, FDA regulations may require additional testing of any raw materials or components from new suppliers prior to the use of those materials or components in certain medical device products. In addition, in the case of a device which is the subject of a pre-market approval, we may also be required to obtain prior FDA permission (which may or may not be given), which could delay or prevent access or use of such raw materials or components. Any significant change in the supply of, or price for, these raw materials, parts or components could materially affect our business, financial condition and results of operations. In addition, delays in the delivery of raw materials, parts or components by suppliers could cause delays in our delivery of products to our customers.

Certain of our products use components obtained from single sources. For example, the microprocessor used in our OL1000 and SpinaLogic devices is from a single manufacturer. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly and the loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on third parties to manufacture some of our medical device products. For example, we use a single source for many of the consumer devices our Medical Technology segment distributes in one country. If our agreements with these manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders.

Additionally, political and economic instability and changes in government regulations in China and other parts of Asia or any health epidemics or pandemics or other contagious outbreaks, such as the COVID-19 pandemic, could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in these areas, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

The success of our medical device products depends heavily on acceptance by healthcare professionals who prescribe and recommend these products, and our failure to maintain relationships with key healthcare professionals or maintain a high level of confidence by key healthcare professionals in our products could adversely affect our business.

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

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. Moreover, the recent change in the U.S. presidential administration may increase the likelihood of changes to U.S. federal income tax law. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, an outgrowth of the Organization for Economic Co-operation and Development’s (“OECD”) original Base Erosion and Profit Shifting (“BEPS”) project is an ongoing project undertaken by the 139 member countries of the expanded OECD Inclusive Framework focused on “Addressing the Challenges of the Digitalization of the Economy,” which may impact all multinational businesses by potentially redefining jurisdictional taxation rights with Pillar One and Pillar Two blueprints. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.

Risk Related to Our Medical Technology Business

If coverage and adequate levels of reimbursement from third-party payors for our medical device products are not obtained, healthcare providers and patients may be reluctant to use our medical device products, our margins may suffer and revenue and profits may decline.

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

Additionally, federal and state legislatures and regulators have periodically considered proposals to limit the types of orthopedic professionals who can fit or sell our orthotic products or who can seek reimbursement for them. Several states have adopted legislation imposing certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices, and additional states may do so in the future. Although some of these state laws exempt manufacturers’ representatives, others do not. Such laws could reduce the number of potential customers by restricting our sales representatives’ activities in those jurisdictions or reduce demand for our products by reducing the number of professionals who fit and sell them. In addition, legislation has been adopted, but not implemented to date, requiring that certain certification or licensing requirements be met for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that became effective in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows. Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions.

Federal policy may also impact state Medicaid policy. For instance, effective January 1, 2018, the 21st Century Cures Act prohibits federal financial participation payments to states for certain Medicaid DME spending that exceeds what Medicare would have paid for such items. Any modification or repeal of any provisions of the ACA may require states to modify their own laws and regulations. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

We are subject to extensive government regulation relating to the safety, efficacy, testing, manufacturing, labeling, and marketing of our medical device products, non-compliance with which could adversely affect our business, financial condition and results of operations.

As described in Part I, Item 1. “Business – Regulation,” our medical device products are subject to extensive regulation by the FDA and numerous other federal, state and foreign governmental authorities. Failure to comply with such regulations could adversely affect our business, financial condition and results of operations.

Our contract manufacturers and component suppliers are also required to comply with the FDA’s Quality System Regulation. We cannot assure you that our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If we or any of our contract manufacturers’ or component suppliers’ facilities fail a quality system inspection, our product sales and profitability could be adversely affected.

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

With respect to our operations in the EU, we have incurred and will need to incur additional costs to comply, which may be significant. If we fail to meet the requirements of the MDR, or are delayed in doing so, it could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Additionally, the FDA regulates the export of medical devices from the United States to foreign countries and certain foreign countries may require FDA certification that our medical device products are in compliance with U.S. law. Failure to obtain or maintain export certificates required for the export of our products could materially adversely impact revenues and growth.

The success of our surgical implant products depends on our relationships with leading surgeons who assist with the development and testing of our products, and our ability to comply with enhanced disclosure requirements regarding payments to physicians.

A key aspect of the development and sale of our surgical implant products is the use of designing and consulting arrangements with orthopedic surgeons who are highly qualified and experienced in their field. These surgeons assist in the development and clinical testing of new surgical implant products. They also participate in symposia and seminars introducing new surgical implant products and assist in the training of healthcare professionals in using our new products. We may not be successful in maintaining or renewing our current designing and consulting arrangements with these surgeons or in developing similar arrangements with new surgeons. In that event, our ability to develop, test and market new surgical implant products could be adversely affected.

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

We use a variety of distribution methods to market and sell our medical device products, each of which has distinct risks. For example, to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics, we rely on our own direct sales force of representatives in the United States and in Europe. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties due to the costs associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage compared to certain competitors that rely predominately on independent sales agents and third-party distributors. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for such products, which could have a material adverse impact on our results of operations. However, for certain orthopedic products, CMF products and surgical implant products, we rely on third-party distributors and independent commissioned sales representatives that maintain the customer relationships with the hospitals, orthopedic surgeons, physical therapists and other healthcare professionals that purchase, use and recommend the use of such products. Although our internal sales staff trains and manages these third-party distributors and independent sales representatives, we do not directly monitor the efforts that they make to sell our products. In addition, some of the independent sales representatives that we use to sell our surgical implant products also sell products that directly compete with our product offerings. These sales representatives may not dedicate the necessary time or effort to market and sell our products. If we fail to attract and maintain relationships with third-party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third-party distributors and sales representatives that market and sell our products, or if our existing third-party distributors and independent sales representatives choose not to carry our products, our results of operations and future growth could be adversely affected.

Audits or denials of claims by government agencies could reduce our revenues or profits.

As part of our Medical Technology business, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. Historically, DJO was subject to pre-payment and post-payment reviews as well as audits of claims and we may experience such reviews and audits of claims in the future. Such reviews or similar audits of our claims including by RACs (private companies operating on a contingent fee basis to identify and recoup Medicare overpayments) and ZPICs (contractors charged with investigating potential fraud and abuse) could result in material delays in payment, as well as material recoupment or denials, which would reduce our net sales and profitability, investigations, potential liability under fraud or abuse laws or exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

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

As described in Part I, Item 1. “Business – Regulation,” our Medical Technology business is subject to various federal, state and foreign laws and regulations pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs, and any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming and could adversely affect our business and results of operations.

Managed care and buying groups have put downward pressure on the prices of medical device products.

The growth of managed care and the advent of buying groups in the United States have caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. Our failure to obtain new preferred supplier commitments from major group purchasing organizations or our failure to retain our existing preferred supplier commitments could adversely affect our sales and profitability. In international markets where we sell our medical device products, there has been similar downward pressure on product pricing and other effects of healthcare cost control efforts. We expect a continued emphasis on healthcare cost controls, alternate payment models such as bundled payments, and managed care in the United States and in these international markets, which could put further downward pressure on product pricing, which, in turn may adversely affect our sales and profitability

Risks Related to Litigation and Regulatory Compliance

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than we have estimated, which could materially and adversely affect our business, financial condition and results of operations.

Certain of our subsidiaries are one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant to the definitive purchase agreements related to the sale of our Fluid Handling and Howden businesses, we have retained the asbestos-related contingencies and insurance coverage related to these businesses, even though we do not retain an interest in the ongoing operations of the Fluid Handling or Howden businesses.

For the purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period as well as the amount of insurance proceeds available for such claims. We reevaluate these estimates regularly. Although we believe our current estimates are reasonable, a change in the time period used for forecasting our liability costs, the actual number of future claims brought against us, the cost of resolving these claims, the likelihood of payment by, and the solvency of, insurers and the amount of remaining insurance available could be substantially different than our estimates, and future revaluation of our liabilities and insurance recoveries could result in material adjustments to these estimates, any of which could materially and adversely affect our business, financial condition and results of operations.

In addition, we incur defense costs related to those claims, a portion of which has historically been reimbursed by our insurers. We also incur litigation costs in connection with actions against certain of the subsidiaries’ insurers relating to insurance coverage. These costs may be significant, and we may not be able to predict the amount or duration of such costs. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the defense costs of resolving these claims, the costs of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our business, financial condition and results of operations.

We have done and may continue to do business in countries subject to U.S. sanctions and embargoes, and we may have limited managerial oversight over those activities. Failure to comply with various sanction and embargo laws may result in enforcement or other regulatory actions.

Certain of our independent foreign subsidiaries have conducted and may continue to conduct business in countries subject to U.S. sanctions and embargoes or may engage in business dealings with parties whose property or property interests may be blocked under non-country-specific U.S. sanctions programs, and we have limited managerial oversight over those activities. Failure to comply properly with various sanction and embargo laws to which we and our operations may be subject may result in enforcement or other regulatory actions. Specifically, from time to time, certain of our independent foreign subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government, the United Nations or other countries where we maintain operations. With the exception of the U.S. sanctions against Cuba and Iran, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-U.S.-origin products and services to countries that are or have previously been subject to sanctions and embargoes. However, our U.S. personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are U.S. citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries or with persons prohibited under U.S. sanctions. These constraints impose compliance costs and risks on our operations and may negatively affect the financial or operating performance of such business activities.

Our efforts to comply with U.S. and other applicable sanction and embargo laws may not be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not or are perceived as not being wholly effective. Actual or alleged violations of these laws could lead to substantial fines or other sanctions which could result in substantial costs. In addition, Syria, Sudan and Iran and certain other sanctioned countries currently are identified by the U.S. State Department as state sponsors of terrorism, and have been subject to restrictive sanctions. Because certain of our independent foreign subsidiaries have contact with and transact limited business in certain U.S. sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our Common stock and our business, financial condition and results of operations. In addition, certain U.S. states and municipalities have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as Colfax or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our Common stock and our business, financial condition and results of operations.

If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our products manufactured or assembled in the United States are subject to the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security, which require that an export license is obtained before such products can be exported to certain countries, and the U.S. Treasury Department’s Office of

Foreign Assets Control’s trade and economic sanctions programs. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of certain military or intelligence-related items, technologies and services to non-U.S. persons. Such regulations may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries or territories that are the subject of comprehensive embargoes, as well as with certain individuals or entities. Failure to comply with these laws could harm our business by subjecting us to sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges and debarment from U.S. government contracts. For example, from 2016 through 2020, one of our foreign subsidiaries engaged in certain transactions, a limited number of which included U.S. origin goods, either directly or indirectly through distributors, involving sales to specially designated nationals and/or to the Crimea region of Ukraine, which may have been made in violation of relevant trade sanctions or export control laws. We have submitted a voluntary disclosure report to relevant U.S. government agencies regarding these transactions. As a result of these transactions, we may be subject to fines or other sanctions.

We are subject to a variety of environmental and health and safety laws for which compliance, or liabilities that arise as a result of noncompliance, could be costly.

Our businesses are subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of regulated air pollutants; discharges of wastewater and storm water; storage and handling of raw materials; the use, manufacture, handling, storage and disposal of hazardous materials; generation, storage, transportation and disposal of regulated wastes; and laws and regulations governing worker safety. These requirements impose certain responsibilities on our businesses, including the obligation to obtain and maintain various environmental permits. If we were to fail to comply with these requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance.

In addition, under various federal, state and local laws, regulations and ordinances, and, in some instances, international laws, relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination on, under, or released from such property and for any damage to natural resources, such as soil or groundwater, resulting from such contamination. Similarly, a generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities.

In addition, any environmental liability may be joint and several. Moreover, the presence of contamination or the failure to remediate contamination at our properties, or properties for which we are deemed responsible, may expose us to liability for property damage or personal injury, or materially adversely affect our ability to sell our real property interests or to borrow using the real property as collateral. We could be subject to environmental liabilities in the future as a result of historic or current operations that have resulted or will result in contamination.

The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

General and Other Risks

Changes in the general economy and the cyclical nature of the markets that we serve could negatively impact the demand for our products and services and harm our operations and financial performance.

Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. For example, the COVID-19 global pandemic has resulted in widespread economic disruption which has severely impacted, and will likely continue to severely impact, our business and demand for our products and services. Any sustained weakness in demand for our products and services resulting from a downturn of or uncertainty in the global economy could reduce our sales and profitability. In addition, we believe that many of our customers and suppliers are reliant on liquidity from global credit markets and, in some cases, require external financing to purchase products or finance operations. If our customers lack liquidity or are unable to access the credit markets, it may impact customer demand for our products and services and we may not be able to collect amounts owed to us. Further, our products are sold in many industries, some of which are cyclical and may experience periodic downturns. Cyclical weakness in the industries that we serve could lead to reduced demand for our products and affect our profitability and financial performance. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to certain registration rights agreements we have entered with Mitchell P. Rales, Steven M. Rales and Markel Corporation (collectively, the “Investors”), the Investors and their permitted transferees have registration rights for the resale of certain shares of Colfax Common stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Colfax Common stock available for public trading. Sales by the Investors or their permitted transferees of a substantial number of shares of Colfax Common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Colfax Common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Annapolis Junction, Maryland in a facility that we lease. As of December 31, 2020, our Fabrication Technology segment had a total of five production facilities in the U.S., representing a total of 0.6 million and 0.7 million square feet of owned and leased space, respectively, and 33 production facilities outside the U.S., representing a total of 7.1 million and 2.0 million square feet of owned and leased space, respectively, in 17 countries in Australia, Central and Eastern Europe, Central and South America and Asia. As of December 31, 2020, our Medical Technology segment had a total of four production facilities in the U.S., representing a total of 0.1 million and 0.2 million square feet of owned and leased space, respectively, and two production facilities outside the U.S., representing a total of 0.3 million square feet of leased space in two countries in Central America and Africa.

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

Name	Age	Position
Matthew L. Trerotola	53	President and Chief Executive Officer and Director, Colfax Corporation
Christopher M. Hix	58	Executive Vice President, Finance, Chief Financial Officer
Daniel A. Pryor	52	Executive Vice President, Strategy and Business Development
Shyam Kambeyanda	50	Executive Vice President, President and CEO of ESAB
Brady R. Shirley	55	Chief Executive Officer of DJO
Bradley J. Tandy	62	Senior Vice President, General Counsel and Corporate Secretary
Patricia Lang	57	Senior Vice President, Chief Human Resources Officer

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

Shyam Kambeyanda has been Executive Vice President since December 2019 and President and Chief Executive Officer of ESAB since May 2016. Prior to joining Colfax‚ Mr. Kambeyanda most recently served as the President Americas for Eaton Corporation's Hydraulics Group. Mr. Kambeyanda joined Eaton in 1995 and has held a variety of positions of increasing responsibility in engineering, quality, e-commerce, product strategy, and operations management in the U.S., Mexico, Europe and Asia. Mr. Kambeyanda maintains a keen international perspective on driving growth and business development in emerging markets. Mr. Kambeyanda holds bachelor's degrees in Physics and General Science from Coe College in Iowa and in Electrical Engineering from Iowa State University. Mr. Kambeyanda also earned his M.B.A from Kellogg School of Management at Northwestern University and is a Six Sigma Green Belt.

Brady Shirley was appointed DJO Chief Executive Officer in November 2016. Prior to this, Mr. Shirley served as the President of the DJO Surgical business, a position he was appointed to in March of 2014. From 2009 to 2013, Mr. Shirley was the CEO and Director of Innovative Medical Device Solutions (“IMDS”), a company that provides comprehensive product development, manufacturing and supply chain management solutions for medical device companies within the orthopedic medical device industry. At IMDS, Mr. Shirley managed the integration of four companies, consolidated the capital structure and led a successful sale of the business in 2013. From December 1992 to August 2009, Mr. Shirley had several key leadership positions with Stryker Corporation, including President of Stryker Communications and Senior Vice President of Stryker Endoscopy. Mr. Shirley received a Bachelor of Business Administration in Finance from the University of Texas, Austin.

Bradley Tandy has been Senior Vice President, General Counsel since July 2019 and was appointed as Corporate Secretary in February 2020. From February 2019 through June 2019, he served as our interim general counsel. Mr. Tandy also served in his capacity as Executive Vice President, General Counsel and Secretary of DJO. Prior to joining DJO, Mr. Tandy served as Senior Vice President, General Counsel and Secretary of Biomet, Inc. from 2006 through 2014. Prior to serving as General Counsel, Mr. Tandy served as Vice President, Assistant General Counsel and Chief Compliance Officer of Biomet from 1999 through 2006. He joined Biomet as Assistant General Counsel in 1992. Prior to his employment at Biomet, Mr. Tandy was a partner in the law firm of Rasor, Harris, Lemon & Reed in Warsaw, Indiana, focusing his practice on representation of medical device and healthcare companies. He was an elected public official in Kosciusko County, Indiana, serving as a County Councilman for 22 years. He received his undergraduate degree in Political Science from DePauw University and earned his Doctorate of Jurisprudence at Indiana University School of Law in Bloomington, Indiana.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 12, 2021, there were 201 holders of record of our Common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Industrial Index and the S&P Industrial Machinery Index. The graph assumes that $100 was invested on December 31, 2015 in each of our Common stock, the S&P 400 Industrial Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

$250
$200
$150
$100
$50
$0
12/31/15
06/30/16
12/31/16
06/30/17
12/31/17
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
Colfax Common Stock
S&P 400 Industrial Index
S&P Industrial Machinery Index

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

There were no repurchases made under the repurchase program during 2020 or 2019. The Company repurchased 6,449,425 shares of its Common stock under the repurchase program in open market transactions for $200.0 million in 2018. As of December 31, 2020, there are authorized Common stock repurchases of approximately $100 million remaining.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
10/03/20 - 10/30/20	—	$—	—	$99,997,744
10/31/20 - 11/27/20	—	—	—	99,997,744
11/28/20 - 12/31/20	—	—	—	99,997,744
Total	—	$—	—	$99,997,744	(1)

(1) Represents the repurchase program limit authorized by the Board of Directors of $300 million less the value of purchases made under the repurchase program.

Item 6. Selected Financial Data

	Year Ended and As of December 31,
	2020	2019(1)	2018(2)	2017(3)	2016(4)(5)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,070,769	$3,327,458	$2,193,083	$1,937,282	$3,185,753
Operating income	162,291	203,612	151,536	135,598	236,848
Specific costs included in Operating income:
Restructuring and other related charges	38,413	65,295	29,077	35,333	58,496
Goodwill and intangible asset impairment	—	—	—	—	238
Net income from continuing operations	64,082	18,863	121,872	46,076	154,752
Net income per share from continuing operations - diluted	0.44	0.10	1.00	0.36	1.12
Net income (loss) income per share from discontinued operations - diluted	(0.13)	(3.99)	0.16	0.86	(0.08)
Balance Sheet and Other Data:
Cash and cash equivalents	97,068	109,632	77,153	111,674	208,814
Total assets	7,351,549	7,386,832	6,615,958	6,709,697	6,338,440
Total debt, including current portion	2,231,243	2,311,826	1,197,428	1,061,071	1,292,144
Net cash provided by operating activities	301,935	130,948	226,367	218,770	246,974
(1)During 2019, we completed the acquisition of DJO for $3.15 billion and incurred $61 million of strategic transaction costs as well as $51 million of Restructuring and other related charges at DJO. Additionally, we completed the divestiture of our Air and Gas Handling business on September 30, 2019. The results of our Air and Gas Handling business are presented as discontinued operations and include a charge for goodwill impairment of $449 million, which did not have an associated tax benefit and contributed approximately $3.28 to the loss per share from discontinued operations. Additionally, we incurred divestiture-related expense of $49 million, interest expense of $48 million associated with the mandatory pay down of our Term Loan Facilities using net proceeds from the sale, pension settlement loss of $44 million, and income tax expense of $44 million. Refer to Note 5, “Acquisitions” and Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.
(2)During 2018, we repurchased approximately $200 million of our Common stock. See Note 14, “Equity” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K for additional information.
(3)In 2017, we divested our Fluid Handling business for total consideration, including certain post-closing adjustments, of $861 million.
(4)During 2016, we repurchased approximately $21 million of our Common stock.
(5)In accordance with the SEC staff Financial Reporting Manual and in conjunction with the filing of the 2019 Form 10-K, we elected not to recast the selected financial data for the years 2016 and prior for the 2019 divestiture of the Air and Gas Handling segment as discontinued operations. As such, the above selected financial data for the year ended 2016 includes the results of the divested Air and Gas Handling segment.

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

•Fabrication Technology - a leading global supplier of consumable products and equipment for use in the cutting, joining and automated welding, as well as gas control equipment, providing a wide range of products with innovative technologies to solve challenges in a wide range of industries.

•Medical Technology - a leader in orthopedic solutions, providing devices, software and services spanning the full continuum of patient care, from injury prevention to joint replacement to rehabilitation.

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

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. Our Medical Technology segment orthopedic business enjoys sustainable secular drivers such as aging populations that require increasing levels of medical care that should contribute to reduced cyclicality of our Company. In addition, the shift to greater outpatient surgeries at ambulatory surgical centers (ASCs) is expected to benefit our rehabilitation and recovery business as patients require proper bracing and other support during recoveries. We have seen an acceleration of shifting to ASCs allowing for increased opportunity to sell to these centers in the future. Our Fabrication Technology business mix is well balanced between sales in emerging markets and developed nations, and equipment and consumables. We intend to continue to utilize our strong global presence and worldwide network of salespeople and distributors to capitalize on growth opportunities by selling regionally-developed and/or marketed products and solutions throughout our served markets. Our geographic and end market diversity helps mitigate the effects from cyclical industrial market exposures. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

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

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for the fiscal years ended December 31, 2020 and 2019. For a comparison of the Company’s results of operations, liquidity and capital resources for the fiscal years ended December 31, 2019 and 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Segment operating income, which represents Operating income before Restructuring and other related charges and European Union Medical Devices Regulation (“MDR”) and other costs, and Adjusted EBITA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the year ended December 31, 2020 to the comparable 2019 period is affected by the following additional significant items:

Recent Developments

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

In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending or restricting employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world enacted measures in 2020, including periodically closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing.

We implemented a broad range of temporary actions to mitigate the effects of lower sales levels including temporarily reducing salaries, furloughing and laying-off employees, significantly curtailing discretionary expenses, re-phasing of capital expenditures, reducing supplier purchase levels and / or prices, adjusting working capital practices and other measures.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2020. The most severe financial impact occurred in the second quarter, resulting in 31.8% lower sales than the second quarter of 2019. Sales began to recover in the latter part of the second quarter and through the third and fourth quarters. Third quarter sales improved to a 4.8% decrease as compared to the third quarter of 2019 while fourth quarter sales decreased 3.9% as compared to the fourth quarter of 2019 on an equivalent sales-per-day basis and another 2.9% due to fewer selling days in 2020. The surge in COVID-19 cases in the fourth quarter contributed to certain jurisdictions putting further restrictions into place.

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

Please see Part I. Item 1A. “Risk Factors” in this Form 10-K for further discussion of the Company’s risks relating to the COVID-19 pandemic.

Acquisitions

We complement our organic growth plans with acquisitions and other investments. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. On February 22, 2019, we completed the acquisition of DJO, creating a new growth platform in the higher-margin orthopedic solutions market.

During the year ended December 31, 2020, we completed five acquisitions in our Medical Technology segment for total consideration, net of cash received, of $67.5 million, subject to certain purchase price adjustments. This includes the acquisition of LiteCure LLC, a U.S. leader in high-powered laser rehab products for human and veterinary medical applications, in the fourth quarter for cash consideration of $39.6 million.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2020, approximately 59% of our sales were shipped to locations outside of the U.S., mostly from locations outside the U.S. Accordingly, we are affected by market demand, economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, participating in the expansion of market opportunities in emerging markets, successfully completing global acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market, customer and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 58% for 2020, is derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the year ended December 31, 2020 compared to 2019, fluctuations in foreign currencies had unfavorable impacts on the change in Net sales of approximately 2% and affected Gross profit and Selling, general and administrative expenses by less than 2%.

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

Sales and Cost Mix

The gross profit margins within our Fabrication Technology segment vary in relation to the relative mix of many factors, including the type of product, the location in which the product is manufactured, the end market application for which the product is designed, and the percentage of total revenue represented by consumables, which often have higher margins than equipment. Gross profit margins within our Medical Technology segment vary primarily based on the type of product and distribution channel. Reconstructive products tend to have higher margins than the prevention and rehabilitation products.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
Fabrication Technology Segment:	2020	2019
Equipment	31%	31%
Consumables	69%	69%
Medical Technology Segment:
Prevention & Rehabilitation	70%	71%
Reconstructive	30%	29%

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by our management to assess our operating performance. Adjusted EBITA excludes from Net income from continuing operations the effect of restructuring and other related charges, MDR and other costs, acquisition-related intangible asset amortization and other non-cash charges, strategic transaction costs, and pension settlement loss, as well as related income tax expense (benefit) and interest expense, net. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring and other related charges, MDR and other costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Colfax management also believes that presenting these measures allows investors to view its performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures. The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable U.S. GAAP financial measure, to Adjusted EBITA.

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Net income from continuing operations (GAAP)	$64.1	$18.9
Income tax expense (benefit)	(6.1)	31.6
Interest expense, net(1)	104.3	119.5
Pension settlement loss	—	33.6
Restructuring and other related charges(2)	45.0	73.7
MDR and other costs(3)	6.9	—
Strategic transaction costs(4)	2.8	61.0
Acquisition-related amortization and other non-cash charges(5)	143.9	138.5
Adjusted EBITA (non-GAAP)	$361.0	$476.9
Net income margin from continuing operations (GAAP)	2.1%	0.6%
Adjusted EBITA margin (non-GAAP)	11.8%	14.3%
(1) The year ended December 31, 2019 includes $0.8 million of debt extinguishment charges in the first quarter of 2019 related to financing for the DJO acquisition.
(2) Restructuring and other related charges includes $6.6 million and $8.5 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively.
(3) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.
(4) Includes costs incurred for the acquisition of DJO.
(5) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$224.4	$(1.2)	$(60.8)	$162.3
Restructuring and other related charges(1)	21.6	23.4	—	45.0
MDR and other costs(2)	—	6.9	—	6.9
Segment operating income (loss) (non-GAAP)	246.0	29.1	(60.8)	214.3
Strategic transaction costs	—	—	2.8	2.8
Acquisition-related amortization and other non-cash charges(3)	36.3	107.6	—	143.9
Adjusted EBITA (non-GAAP)	$282.3	$136.7	$(58.0)	$361.0
Segment operating income margin (non-GAAP)	12.6%	2.6%	—%	7.0%
Adjusted EBITA margin (non-GAAP)	14.5%	12.2%	—%	11.8%
(1) Restructuring and other related charges in the Medical Technology segment includes $6.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.
(3) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

	Year Ended December 31, 2019
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$279.6	$45.5	$(121.4)	$203.6
Restructuring and other related charges(1)	23.0	50.7	—	73.7
Segment operating income (loss) (non-GAAP)	302.6	96.2	(121.4)	277.4
Strategic transaction costs(2)	—	—	61.0	61.0
Acquisition-related amortization and other non-cash charges(3)	35.6	102.9	—	138.5
Adjusted EBITA (non-GAAP)	$338.2	$199.0	$(60.4)	$476.9
Segment operating income margin (non-GAAP)	13.5%	8.9%	—%	8.3%
Adjusted EBITA margin (non-GAAP)	15.1%	18.4%	—%	14.3%
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

Total Company

Sales

Net sales from continuing operations decreased to $3.1 billion in 2020 from $3.3 billion in 2019. The following table presents the components of changes in our consolidated Net sales.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2019	$3,327.5
Components of Change:
Existing businesses(1)	(389.5)	(11.7)%
Acquisitions(2)	206.6	6.2%
Foreign currency translation(3)	(73.8)	(2.2)%
	(256.7)	(7.7)%
For the year ended December 31, 2020	$3,070.8
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price, product mix and volume.
(2) Represents the incremental sales from our acquisitions discussed previously, primarily driven by approximately two additional months of incremental reported sales compared to the corresponding prior year period as a result of the acquisition of DJO being completed on February 22, 2019.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

Net sales decreased in 2020 as compared to 2019, primarily due to the COVID-19 pandemic. Our Fabrication Technology segment decreased $218.4 million and our Medical Technology segment decreased $171.1 million for existing businesses, partially offset by a $199.5 million increase from approximately two additional months of acquisition sales in our Medical Technology segment, which represents the incremental reported sales compared to the corresponding prior year period as a result of the acquisition of DJO being completed on February 22, 2019, as well as an additional $7.1 million of sales from fourth quarter acquisitions in our Medical Technology segment. The strengthening of the U.S. dollar relative to other currencies caused a $73.8 million negative currency translation impact.

Operating Results

The following table summarizes our results from continuing operations for the comparable two-year period.

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Gross profit	$1,288.1	$1,401.1
Gross profit margin	41.9%	42.1%
Selling, general and administrative expense	$1,087.4	$1,132.1
Operating income	$162.3	$203.6
Operating income margin	5.3%	6.1%
Net income from continuing operations	$64.1	$18.9
Net income margin from continuing operations	2.1%	0.6%
Adjusted EBITA (non-GAAP)	$361.0	$476.9
Adjusted EBITA Margin (non-GAAP)	11.8%	14.3%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$45.0	$73.7
MDR and other costs(2)	$6.9	$—
Strategic transaction costs(3)	$2.8	$61.0
Acquisition-related amortization and other non-cash charges(4)	$143.9	$138.5
Pension settlement loss	$—	$33.6
Interest expense, net	$104.3	$119.5
Income tax expense (benefit)	$(6.1)	$31.6
(1) Restructuring and other related charges includes $6.6 million and $8.5 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.
(3) Includes costs incurred for the acquisition of DJO.
(4) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

2020 Compared to 2019

Gross profit decreased $113.0 million during 2020 in comparison to 2019, primarily driven by lower sales volumes that resulted from the COVID-19 pandemic and $15.3 million of unfavorable currency translation effects, partly offset by temporary mitigating cost actions, new product initiatives, and the inclusion of $113.3 million from two additional months of Medical Technology segment sales and profit. Gross profit margins approximated the same level as 2019. Gross margins were impacted by lower sales volume related to COVID-19, offset by two additional months of higher-margin sales of our Medical Technology segment in 2020 and temporary cost reduction actions taken in response to the pandemic.

Selling, general and administrative expense decreased $44.7 million mainly due to a $58.2 million decrease in strategic transaction costs and temporary cost reductions that peaked in the second quarter, partially offset by two additional months of results of our Medical Technology segment. Restructuring and other related charges decreased by $28.7 million due to completing certain Medical Technology segment restructuring programs.

Interest expense, net decreased by $15.2 million, primarily attributable to lower interest rates and a lower debt balance.

The effective tax rate for Net income from continuing operations during 2020 was (10.4)%, which was lower than the 2020 U.S. federal statutory tax rate of 21% mainly due to the net impact of U.S. tax credits, a benefit from U.S. state tax losses, a discrete tax benefit associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes and release of valuation allowance on U.S. federal net operating losses. These favorable impacts were partially offset by the impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses.

The effective tax rate for 2019 was 62.6%, which was higher than the 2019 U.S. federal statutory tax rate of 21% mainly due to taxation of foreign earnings, non-deductible transaction costs and unfavorable changes to the realization of deferred tax assets. These unfavorable adjustments were partially offset by lower effective tax rates of foreign jurisdictions, U.S. R&D and foreign tax credits, and the realization of deferred tax assets that previously had valuation allowances.

Net income from continuing operations increased in 2020 compared to 2019, largely due to decreases in strategic transaction and restructuring costs and the pension settlement loss incurred during 2019. These were offset by a decrease in Gross profit from COVID-19 impacts, mitigated by the reductions in Selling, general and administrative expense from our temporary cost reduction programs. Net income margin from continuing operations increased by 150 basis points for the same reasons that Net income from continuing operations increased.

The lower Adjusted EBITA was driven by COVID-19 impacts, partially offset by the inclusion of two additional months of results of our Medical Technology segment in 2020 and the reductions in Selling, general and administrative expense from our temporary cost reduction programs. Adjusted EBITA margin decreased by 250 basis points for largely the same reasons.

Business Segments

As discussed further above, we report results in two reportable segments: Fabrication Technology and Medical Technology.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment, including cutting, joining, and automated welding products, as well as gas control equipment. Our fabrication technology products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of digital software and solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, medical / life sciences, pipelines, mobile/off-highway equipment, oil, gas, and mining.

The following table summarizes selected financial data for our Fabrication Technology segment:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Net sales	$1,950.1	$2,247.0
Gross profit	$684.5	$798.2
Gross profit margin	35.1%	35.5%
Selling, general and administrative expense	$438.5	$495.6
Segment operating income	$246.0	$302.6
Segment operating income margin	12.6%	13.5%
Adjusted EBITA (non-GAAP)	$282.3	$338.2
Adjusted EBITA margin (non-GAAP)	14.5%	15.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$21.6	$23.0
Acquisition-related amortization and other non-cash charges	$36.3	$35.6
Pension settlement loss	$—	$33.6

Net sales in our Fabrication Technology segment decreased $296.9 million during 2020 compared to 2019 due to lower sales volumes related to COVID-19 and a $78.6 million unfavorable foreign currency translation impact. Despite the $113.7 million decrease in Gross profit due to lower sales, Gross profit margin was substantially maintained at the prior year level due to temporary cost reductions and restructuring benefits. Selling, general and administrative expense decreased in the period due to benefits from restructuring initiatives and temporary cost reduction programs. Lower sales levels related to COVID-19 resulted in a decline in Segment operating income, Adjusted EBITA, and related margins over the same period.

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

The following table summarizes the selected financial data for our Medical Technology segment:

	Year Ended December 31, 2020	From February 22, 2019 to December 31, 2019
	(Dollars in millions)
Net sales	$1,120.7	$1,080.4
Gross profit	$604.8	$604.2
Gross profit margin	54.0%	55.9%
Selling, general and administrative expense	$589.3	$516.5
Segment operating income	$29.1	$96.2
Segment operating income margin	2.6%	8.9%
Adjusted EBITA (non-GAAP)	$136.7	$199.0
Adjusted EBITA margin (non-GAAP)	12.2%	18.4%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$23.4	$50.7
MDR and other costs	$6.9	$—
Acquisition-related amortization and other non-cash charges	$107.6	$102.9
(1) Restructuring and other related charges includes $6.6 million and $8.5 million of expense classified as Cost of sales on the Company’s
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively.

Net sales increased for our Medical Technology segment during 2020 compared with 2019 due to $199.5 million from approximately two additional months of acquisition-related sales in 2020, partially offset by a decrease in sales volume related to COVID-19. Gross profit was consistent with 2019 and benefited early in the year from an additional two months of sales in 2020 and a $15.2 million decrease in inventory fair value charges. These gross profit increases were offset by COVID-19 volume declines as well as higher freight costs and production inefficiencies related to COVID-19. Gross profit margin declined primarily as a result of COVID-19 effects on sales volumes and supply chain inefficiencies. Selling, general and administrative expense also increased $72.8 million due to including two additional months of activity in results, partially offset by temporary expense reductions. Segment operating income, Adjusted EBITA, and related margins all declined as a result of the aforementioned factors. Restructuring and other related charges decreased by $27.3 million due to completing certain projects.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring, asbestos-related cash outflows, and debt service and required amortization of principal. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

Equity Capital

On February 12, 2018, our Board of Directors authorized the repurchase of up to $100 million of our Common stock from time-to-time on the open market or in privately negotiated transactions. The Board of Directors increased the repurchase authorization by an additional $100 million on June 6, 2018, and again for an additional $100 million on July 19, 2018. There were $200.0 million repurchases made during the year ended December 31, 2018. There were no repurchases made in 2019 and 2020. As of December 31, 2020, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an initial aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Amendment”). During the third quarter of 2020, the Company made a voluntary $40 million principal payment on the Term Loan. Refer to Note 10, “Debt” in the accompanying Notes to the Consolidated Financial Statements for more information regarding the Amendment.

As of December 31, 2020, we are in compliance with the covenants under the Credit Facility. As of December 31, 2020, the weighted-average interest rate of borrowings under the Credit Facility was 1.90%, excluding accretion of original issue discount and deferred financing fees, and there was $975 million available on the Revolver.

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

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $195.0 million. As of December 31, 2020, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $340.5 million. Total letters of credit of $76.4 million were outstanding as of December 31, 2020.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2020, we had $101.1 million of Cash and cash equivalents and restricted cash, a decrease of $8.5 million from $109.6 million as of December 31, 2019. See Note 2, "Summary of Significant Accounting Policies - Restricted Cash" for further information. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$301.9	$130.9
Purchases of property, plant and equipment	(114.8)	(125.4)
Proceeds from sale of property, plant and equipment	9.6	7.8
Acquisitions, net of cash received	(69.8)	(3,151.1)
Proceeds from sale of business, net	—	1,635.9
Net cash used in investing activities	(175.1)	(1,632.8)
Proceeds from (repayments of) borrowings, net	(122.9)	1,085.4
Proceeds from issuance of common stock, net	3.5	11.9
Payment for noncontrolling interest share repurchase	—	(93.5)
Proceeds from prepaid stock purchase contracts	—	377.8
Other	(12.3)	(12.1)
Net cash provided by (used in) financing activities	(131.7)	1,369.5
Effect of foreign exchange rates on Cash and cash equivalents	(3.8)	(3.1)
Decrease in Cash and cash equivalents	$(8.6)	$(135.4)

Cash used in operating activities related to the discontinued operations of the divested Air and Gas Handling business for the years ended December 31, 2020 and 2019 was $9.4 million and $18.1 million, respectively. Cash used in investing activities related to the discontinued operations of the divested Air and Gas Handling business was $27.5 million for the year ended December 31, 2019.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash outflows of $2.2 million and $3.2 million during 2020 and 2019, respectively. Net cash outflows for 2020 and 2019 were net of $79.6 million and $59.8 million, respectively, of reimbursements from insurance companies on our asbestos insurance asset balances.
•Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2020 and 2019, cash contributions for defined benefit plans were $11.0 million and $11.7 million, respectively.
•During 2020 and 2019, cash payments of $39.2 million and $74.6 million, respectively, were made related to our restructuring initiatives.
•During 2020 and 2019, cash paid for strategic transaction costs were $5.1 million and $58.7 million, respectively.

•Year ended December 31, 2020 results include $52.3 million of inflows from working capital due to lower sales and operational improvements. Year ended December 31, 2019 results included a $83.1 million outflow, due to an increase in Net Sales, an estimated $40 million one-time effort to bring DJO suppliers into payment terms consistent with our normal practices, and the elimination of a DJO accounts receivable factoring program. We define working capital as Trade receivables, net and Inventories, net, both reduced by Accounts payable and customer advances and billings in excess of costs incurred.
Cash flows used in investing activities during 2020 includes $69.8 million of cash used for 5 acquisitions and three investments in our Medical Technology segment. Cash flows used by investing activities during 2019 included $3.2 billion of cash used for acquisitions and $1.6 billion in proceeds from the sale of the Air and Gas Handling business.
Cash flows provided by financing activities in 2019 included $1.1 billion of proceeds from borrowings, net and $377.8 million of proceeds from the issuance of tangible equity units.
Our Cash and cash equivalents as of December 31, 2020 include $50.3 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2020.

	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in millions)
Debt	$27.1	$6.5	$1,813.2	$400.0	$2,246.8
Interest payments on debt(1)	93.3	183.3	150.1	30.1	456.8
Operating leases	42.5	60.7	33.1	71.8	208.1
Purchase obligations(2)	239.8	31.2	4.4	1.5	276.9
Total	$402.7	$281.7	$2,000.8	$503.4	$3,188.6
(1)Variable interest payments are estimated using a static rate of 1.90%.
(2)Excludes open purchase orders for goods or services that are provided on demand, the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2020, which are estimated to be $6.9 million for the year ending December 31, 2021. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from the above table since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2020 other than outstanding letters of credit of $76.4 million and unconditional purchase obligations with suppliers of $276.9 million.

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

Asbestos Liabilities and Insurance Assets

Certain subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries, nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy.

We sold our Fluid Handling business in 2017, and pursuant to the purchase agreement, we retained the asbestos-related contingencies and insurance coverages. However, as we did not retain an interest in the ongoing operations of the business subject to the contingencies, we have classified asbestos-related activity in our Consolidated Statements of Operations as part of Income (loss) from discontinued operations, net of taxes. See Note 4, “Discontinued Operations” for further information.

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

Management’s analyses are based on currently known facts and a number of assumptions. However, projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies and collectability of claims tendered, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded which could materially affect our financial condition, results of operations or cash flow.

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

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is more likely than not for a reporting unit’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is performed and compared to the carrying value of that reporting unit. In certain instances, we may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value.

Generally, we measure fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include the weighted average cost of capital, revenue growth rates, long-term rate of growth, profitability of our business, tax rates, and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

Due to the sale of the Air and Gas Handling reporting unit in 2019 and the held for sale accounting treatment, we performed a quantitative analysis for impairment in the second quarter of 2019. Based on the purchase price and the carrying value of the net assets being sold, the Company recorded an impairment loss of $481 million in the second quarter of 2019, which is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations. The impairment loss included a $449 million goodwill impairment charge and a $32 million valuation allowance charge on assets held for sale relating to the initial estimated cost to sell the business. An accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar. The Air and Gas Handling business sale was completed on September 30, 2019. Impairment charges related to the divested Air and Gas Handling business are recorded in Income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Operations. See Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements for further information.

A qualitative assessment of Goodwill was performed for the Fabrication Technology reporting unit for the years ended December 31, 2019 and 2018, which indicated no impairment existed. Additionally, we performed a qualitative assessment of Goodwill for the Medical Technology reporting unit for the year ended December 31, 2019, which indicated no impairment existed.

Due to overall market declines as a result of the COVID-19 pandemic, management decided to forgo the qualitative assessment and performed quantitative Goodwill impairment tests for both the Fabrication Technology and Medical Technology reporting units for the year ended December 31, 2020, which indicated no impairment existed. The carrying amount of Goodwill of the Fabrication Technology and Medical Technology reporting units for the year ended December 31, 2020 was $1.6 billion and $1.8 billion, respectively. We determined the fair value of each reporting unit by equally weighting a discounted cash flow approach and market valuation approach. The Fabrication Technology reporting unit quantitative impairment test resulted in a fair value that exceeded its carrying amount by approximately 50%. The Medical Technology reporting unit had a fair value that exceeded its carrying amount by approximately 12%. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. Future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. For sensitivity analysis, we estimated the fair value of the Medical Technology reporting unit if we increased the discount rate by 25 basis points or reduced the long-term revenue growth rate by 25 basis points, and the resulting excess fair value over carrying value decreased by 220 basis points and 160 basis points, respectively.

In the evaluation of indefinite-lived intangible assets for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If we determine that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We measure the fair value of our indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated.

A qualitative assessment was performed for the Fabrication Technology segment trade names for the years ended December 31, 2019 and 2018, which indicated no impairment existed. For the year ended December 31, 2020, due to overall market declines as a result of the COVID-19 pandemic, we performed quantitative impairment tests on all indefinite-lived trade names within our Fabrication Technology segment, which indicated no impairment existed.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2020, we have Goodwill of $3.3 billion and indefinite lived trade names of $212.0 million that are subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. We recognize interest and penalties related to unrecognized tax benefits in the Income tax expense (benefit) in the Consolidated Statements of Operations. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $58.0 million as of December 31, 2020 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code which included how the U.S. imposes income tax on multinational corporations. Coinciding with the Tax Act enactment, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. We filed our 2017 U.S. income tax return in the fourth quarter of 2018, which changed our tax basis in temporary differences and Transition Tax estimated as of December 31, 2017, resulting in an adjustment to the tax provision to the re-measurement amount recorded in the financial statements. As a result of this tax filing, we reduced our provisional amount by $10.8 million and $0.7 million for Transition Tax and the remeasurement of U.S. deferred taxes respectively for the year ended December 31, 2018.

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

The period of benefit for our incremental costs of obtaining a contract would generally have less than a one-year duration; therefore, we apply the practical expedient available and expense costs to obtain a contract when incurred.

Trade receivables are presented net of an allowance for credit losses. The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2020. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $37.7 million as of December 31, 2020 compared to $36.0 million as of January 1, 2020, following the adoption of the standard.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of December 31, 2020 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2020 would have increased Interest expense for our variable-rate debt by approximately $9.0 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2020, approximately 58% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under our Credit Facility and Euro Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2020 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $166 million.

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

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Colfax Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colfax Corporation as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index 15(A)(2) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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
February 18, 2021

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colfax Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Goodwill and Other Indefinite-Lived Intangible Asset Impairment
Description of the Matter
At December 31, 2020, the Company’s goodwill allocated to the Fabrication Technology and Medical Technology reporting units was $1.6 billion and $1.8 billion, respectively. Other indefinite-lived intangible assets were $212 million at December 31, 2020. As discussed in Note 9 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are not amortized, but rather are subject to an annual impairment review, or more frequent reviews if events and circumstances indicate an impairment exists.
Auditing the Company's goodwill and indefinite-lived intangible asset impairment tests was complex and highly judgmental due to the significant estimation required by management to determine the fair values of the reporting units and indefinite-lived intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, royalty rates, projected revenue and projected operating income that are forward-looking and affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its annual goodwill and indefinite-lived intangible asset impairment review process, including controls over management’s review of the significant assumptions described above. We also tested management’s controls over the completeness and accuracy of the data used in the model.
To test the estimated fair value of the reporting units and certain indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current third-party industry data, and to the historical results of the reporting units. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets that would result from changes in key assumptions. We also involved internal valuation specialists to assist in our evaluation of the methodologies and significant assumptions used by the Company. In addition, we tested management’s reconciliation of the fair value of both reporting units to the market capitalization of the Company.

Asbestos Liability
Description of the Matter
At December 31, 2020, the Company’s asbestos liability balance was $295 million. As discussed in Note 18 of the consolidated financial statements, certain of the Company’s subsidiaries are defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. The Company records an asbestos liability for probable pending and future claims over the period that the Company believes it can reasonably estimate such claims.
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

Baltimore, Maryland
February 18, 2021

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2020	2019	2018

Net sales	$3,070,769	$3,327,458	$2,193,083
Cost of sales	1,782,664	1,926,402	1,463,707
Gross profit	1,288,105	1,401,056	729,376
Selling, general and administrative expense	1,087,401	1,132,149	548,763
Restructuring and other related charges	38,413	65,295	29,077
Operating income	162,291	203,612	151,536
Pension settlement loss (gain)	—	33,616	(39)
Interest expense, net	104,262	119,503	49,083
Loss on short-term investments	—	—	10,128
Income from continuing operations before income taxes	58,029	50,493	92,364
Income tax expense (benefit)	(6,053)	31,630	(29,508)
Net income from continuing operations	64,082	18,863	121,872
Income (loss) from discontinued operations, net of taxes	(18,311)	(536,009)	32,601
Net income (loss)	45,771	(517,146)	154,473
Less: income attributable to noncontrolling interest, net of taxes	3,146	10,500	14,277
Net income (loss) attributable to Colfax Corporation	$42,625	$(527,646)	$140,196
Net income (loss) per share - basic
Continuing operations	$0.45	$0.10	$1.01
Discontinued operations	$(0.13)	$(3.99)	$0.16
Consolidated operations	$0.31	$(3.89)	$1.17
Net income (loss) per share - diluted
Continuing operations	$0.44	$0.10	$1.00
Discontinued operations	$(0.13)	$(3.99)	$0.16
Consolidated operations	$0.31	$(3.89)	$1.16

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$45,771	$(517,146)	$154,473
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $(25), $2,248 and $3,018	59,880	(47,734)	(249,907)
Unrealized gain (loss) on hedging activities, net of tax expense of $(9,120), $1,574 and $5,273	(26,268)	5,832	14,745
Changes in unrecognized pension and other post-retirement benefit (cost), net of tax expense (benefit) of $(1,502), $(3,980) and $366	(8,169)	(27,931)	10,116
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense (benefit) of $883, $779 and $805	3,735	2,597	3,623
Amortization of pension and other post-retirement prior service cost, net of tax of $0, $0 and $(411)	—	32	(1,998)
Divestiture-related recognition of foreign currency translation, pension, and other post-retirement cost	—	291,263	—
Other comprehensive income (loss)	29,178	224,059	(223,421)
Comprehensive income (loss)	74,949	(293,087)	(68,948)
Less: comprehensive income (loss) attributable to noncontrolling interest	585	(97,101)	(8,491)
Comprehensive income (loss) attributable to Colfax Corporation	$74,364	$(195,986)	$(60,457)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,068	$109,632
Trade receivables, less allowance for credit losses of $37,666 and $32,634	517,006	561,865
Inventories, net	564,822	571,558
Prepaid expenses	69,515	70,429
Other current assets	113,418	90,761
Total current assets	1,361,829	1,404,245
Property, plant and equipment, net	486,960	491,241
Goodwill	3,314,541	3,202,517
Intangible assets, net	1,663,446	1,719,019
Lease asset - right of use	173,942	173,320
Other assets	350,831	396,490
Total assets	$7,351,549	$7,386,832

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,074	$27,642
Accounts payable	330,251	359,782
Accrued liabilities	454,333	469,890
Total current liabilities	811,658	857,314
Long-term debt, less current portion	2,204,169	2,284,184
Non-current lease liability	139,230	136,399
Other liabilities	608,618	619,307
Total liabilities	3,763,675	3,897,204
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 118,496,687 and 118,059,082 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	118	118
Additional paid-in capital	3,478,008	3,445,597
Retained earnings	517,367	479,560
Accumulated other comprehensive loss	(452,106)	(483,845)
Total Colfax Corporation equity	3,543,387	3,441,430
Noncontrolling interest	44,487	48,198
Total equity	3,587,874	3,489,628
Total liabilities and equity	$7,351,549	$7,386,832

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2018	123,245,827	$123	$3,228,174	$846,490	$(574,372)	$226,849	$3,727,264
Cumulative effect of accounting change, net of tax of $2,808	—	—	—	5,152	(5,152)	—	—
Net income	—	—	—	140,196	—	14,277	154,473
Distributions to noncontrolling owners	—	—	—	—	—	(11,172)	(11,172)
Other comprehensive loss, net of tax of $9,051	—	—	—	—	(200,653)	(22,768)	(223,421)
Common stock repurchases	(6,449,425)	(6)	(199,994)	—	—	—	(200,000)
Common stock-based award activity	478,815	—	29,802	—	—	—	29,802
Balance at December 31, 2018	117,275,217	117	3,057,982	991,838	(780,177)	207,186	3,476,946
Cumulative effect of accounting change	—	—	—	15,368	(15,368)	—	—
Net income (loss)	—	—	—	(527,646)	—	10,500	(517,146)
Distributions to noncontrolling owners	—	—	—	—	—	(12,379)	(12,379)
Noncontrolling interest share repurchase	—	—	(24,037)	—	(19,960)	(49,508)	(93,505)
Other comprehensive income, net of tax of $621	—	—	—	—	331,660	(107,601)	224,059
Issuance of Tangible Equity Units	—	—	377,814	—	—	—	377,814
Common stock-based award activity	783,865	1	33,838	—	—	—	33,839
Balance at December 31, 2019	118,059,082	118	3,445,597	479,560	(483,845)	48,198	3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	42,625	—	3,146	45,771
Distributions to noncontrolling owners	—	—	—	—	—	(4,296)	(4,296)
Other comprehensive income, net of tax benefit of $9,764	—	—	—	—	31,739	(2,561)	29,178
Common stock-based award activity	437,605	—	32,411	—	—	—	32,411
Balance at December 31, 2020	118,496,687	$118	$3,478,008	$517,367	$(452,106)	$44,487	$3,587,874

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$45,771	$(517,146)	$154,473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Divestiture impairment loss	—	449,000	—
Impairment of property, plant and equipment	—	—	7,086
Depreciation, amortization and other impairment charges	246,229	236,026	141,877
Stock-based compensation expense	28,911	21,960	25,103
Non-cash interest expense	5,739	9,937	4,415
Loss on short-term investments	—	—	10,128
Deferred income tax benefit	(29,218)	(590)	(66,573)
(Gain) loss on sale of property, plant and equipment	(491)	61	(21,108)
(Gain) loss on sale of business	—	(14,233)	4,337
Pension settlement loss (gain)	—	77,390	(39)
Changes in operating assets and liabilities:
Trade receivables, net	42,688	49,924	(72,405)
Inventories, net	23,787	(44,887)	(47,156)
Accounts payable	(30,747)	(119,325)	70,085
Other operating assets and liabilities	(30,734)	(17,169)	16,144
Net cash provided by operating activities	301,935	130,948	226,367
Cash flows from investing activities:
Purchases of property, plant and equipment	(114,785)	(125,402)	(69,646)
Proceeds from sale of property, plant and equipment	9,552	7,781	34,829
Acquisitions, net of cash received	(69,846)	(3,151,056)	(290,918)
Proceeds from sale of business, net	—	1,635,920	18,404
Sale of short-term investments, net	—	—	139,480
Net cash used in investing activities	(175,079)	(1,632,757)	(167,851)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	1,725,000	—
Payments under term credit facility	(40,000)	(1,387,500)	(131,250)
Proceeds from borrowings on revolving credit facilities and other	860,681	2,045,083	1,271,051
Repayments of borrowings on revolving credit facilities and other	(938,997)	(2,273,802)	(981,563)
Proceeds from borrowings on senior unsecured notes	—	1,000,000	—
Payment of debt issuance costs	(4,560)	(23,380)	—
Proceeds from prepaid stock purchase contracts	—	377,814	—
Proceeds from issuance of common stock, net	3,500	11,879	4,699
Payment for noncontrolling interest share repurchase	—	(93,505)	—
Payments for common stock repurchases	—	—	(200,000)
Deferred consideration payments and other	(12,275)	(12,095)	(10,090)
Net cash provided by (used in) financing activities	(131,651)	1,369,494	(47,153)
Effect of foreign exchange rates on Cash and cash equivalents and Restricted cash	(3,768)	(3,072)	(28,363)
Decrease in Cash and cash equivalents and Restricted cash	(8,563)	(135,387)	(17,000)
Cash and cash equivalents and Restricted Cash, beginning of period	109,632	245,019	262,019
Cash and cash equivalents and Restricted cash, end of period	$101,069	$109,632	$245,019

Supplemental Disclosure of Cash Flow Information:
Interest payments	$104,620	$139,268	$50,389
Income tax payments, net	$59,377	$134,915	$97,452
See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
Colfax Corporation (the “Company” or “Colfax”) is a leading diversified technology company that provides fabrication technology and medical device products and services to customers around the world under the ESAB and DJO brands. The Company conducts its operations through two operating segments, “Fabrication Technology”, which incorporates the operations of ESAB and its related brands, and “Medical Technology”, which incorporates the operations of DJO and its related brands. The Company completed the purchase of DJO Global, Inc. (“DJO”) on February 22, 2019 becoming a new growth platform for Colfax. See Note 5, “Acquisitions”, for further information. Later that year, Colfax completed the sale of its Air and Gas Handling business on September 30, 2019. See Note 4, “Discontinued Operations”, for further information. These transactions were the culmination of a multi-year strategic plan to remodel the Company into a faster growth, higher-margin, and less cyclical business with opportunities for significant bolt-on and adjacent acquisitions over time. The Company applies the Colfax Business System (“CBS”) to continuously improve and pursue growth in revenues and increase profits and cash flows.

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

Equity Method Investments

Investments in joint ventures, where the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are reviewed periodically for indications of other-than-temporary impairment, including, but not limited to, significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees. If the decline in fair value is considered to be other-than-temporary, an impairment loss is recorded and the investment is written down to a new carrying value. Investments in joint ventures acquired in a business combination are recognized in the opening balance sheet at fair value.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expense

Research and development costs of $68.6 million, $61.8 million and $34.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

Interest Expense, Net

Interest expense, net includes interest income of $3.2 million, $3.2 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily associated with interest bearing deposits of certain foreign subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Consolidated Balance Sheets. Restricted cash is recorded as a component of Other current assets on the Consolidated Balance Sheets.

The following table summarizes the Company’s Cash and cash equivalents and Restricted cash:

	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$97,068	$109,632
Restricted cash	4,001	—
Total cash and cash equivalents and restricted cash	$101,069	$109,632

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Receivables

Trade receivables are presented net of an allowance for credit losses. The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2020. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Estimated credit losses are reviewed periodically by management.

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost (determined under various methods including average cost, last-in, first-out and first-in, first-out, but predominantly first-in, first-out) or net realizable value. The value of inventory stated using the last-in, first-out method as of December 31, 2020 and 2019 was $105.1 million and $121.8 million, respectively. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records a charge to Cost of sales for any amounts required to reduce the carrying value of inventories to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment, net is stated at historical cost, which includes the fair values of such assets acquired through acquisitions. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset. The Company capitalizes surgical implant instruments that are provided free of charge to surgeons for use while implanting our surgical products and the related depreciation expense is recorded as a component of Selling, general and administrative expense.

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

In the evaluation of goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is more likely than not for a reporting unit’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting entity’s fair value is performed and compared to the carrying value of that entity. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the reporting unit’s carrying value over its fair value.

When a quantitative impairment test is needed, the Company measures fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include the weighted average cost of capital, revenue growth rates, long-term rate of growth, profitability of our business, tax rates, and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market approach model include identifying appropriate peer companies, market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

A quantitative annual impairment test of Goodwill for the Fabrication Technology reporting unit was performed for the year ended December 31, 2020, while qualitative assessments were performed for the years ended December 31, 2019 and 2018, both of which indicated no impairment existed. A quantitative annual impairment test of Goodwill for the Medical

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology reporting unit was performed for the year ended December 31, 2020, and a qualitative assessment was performed for the year ended December 31, 2019, both of which indicated no impairment existed.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated. A quantitative impairment test was performed for all the indefinite-lived trade name brands in the Fabrication Technology segment for the year ended December 31, 2020, while a combination of quantitative impairment tests and qualitative assessments were performed for the years ended December 31, 2019 and 2018, all of which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. A portion of the Company’s acquired customer relationships is being amortized on an accelerated basis over periods ranging from seven to thirty years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangible assets are being amortized on a straight-line basis over their estimated useful lives, generally ranging from two to twenty years.

The Company assesses its long-lived assets and finite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss equal to the difference between the carrying amount of the asset and its fair value would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. Assets held for sale are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques.

The Company recorded asset impairment losses related to facility closures totaling $3.5 million, $4.2 million and $5.5 million during the years ended December 31, 2020, 2019 and 2018, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Operations. The aggregate carrying value of these assets subsequent to impairment was $62.5 million, $44.6 million and $39.8 million as of December 31, 2020, 2019 and 2018, respectively.

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis. On April 19, 2017. the Company issued senior unsecured notes with an aggregate principal amount of €350 million (as defined and further discussed in Note 13, “Debt”), which has been designated as a net investment hedge in order to mitigate a portion of its foreign currency risk.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The activity in the Company’s warranty liability, which is included in Accrued liabilities and Other liabilities in the Company’s Consolidated Balance Sheets, consisted of the following:

	Year Ended December 31,
	2020	2019
	(In thousands)
Warranty liability, beginning of period	$15,528	$12,312
Accrued warranty expense	7,253	6,038
Changes in estimates related to pre-existing warranties	1,849	1,668
Cost of warranty service work performed	(9,708)	(9,502)
Acquisition-related liability	300	5,520
Foreign exchange translation effect	321	(508)
Warranty liability, end of period	$15,543	$15,528

Income Taxes

Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Company’s Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense (benefit) in the period that includes the enactment date. Global Intangible Low-Taxed Income (“GILTI”) is accounted for as a current tax expense in the year the tax is incurred.

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

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in Income tax expense (benefit) in the Consolidated Statements of Operations.

Foreign Currency Exchange Gains and Losses

The Company’s financial statements are presented in U.S. dollars. The functional currencies of the Company’s operating subsidiaries are generally the local currencies of the countries in which each subsidiary is located. Assets and liabilities

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denominated in foreign currencies are translated at rates of exchange in effect at the balance sheet date. The amounts recorded in each year in Foreign currency translation are net of income taxes to the extent the underlying equity balances in the entities are not deemed to be permanently reinvested. Revenues and expenses are translated at average rates of exchange in effect during the year.

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated Balance Sheets are recognized in Selling, general and administrative expense or Interest expense, net in the Consolidated Statements of Operations for that period.

During the year ended December 31, 2020, the Company recognized net foreign currency transaction gains of $2.8 million in Interest expense, net and net foreign currency transaction loss of $2.4 million in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2019, the Company recognized net foreign currency transaction gain of $0.5 million in Interest expense, net and net foreign currency transaction loss of $0.7 million in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2018, the Company recognized net foreign currency transaction loss of $1.4 million and $7.8 million in Interest expense, net and Selling, general and administrative expense, respectively, in the Consolidated Statements of Operations.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Further, the carrying value of debt is reduced by an original issue discount, which is accreted to Interest expense, net using the effective interest method over the term of the related obligation. As of December 31, 2020, $7.0 million and $15.6 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. As of December 31, 2019, $6.1 million and $17.7 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. See Note 13, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations, including Prepaid expenses on the Company’s Consolidated Balance Sheets and certain items within Note 8, “Income Taxes”.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Discontinued Operations

Sale of Air and Gas Handling Business

As discussed previously in Note 1, “Organization and Nature of Operations,” the Company sold its Air and Gas Handling business on September 30, 2019. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as a discontinued operation. The total consideration for the sale was $1.8 billion, including $1.67 billion in cash paid at closing, subject to certain adjustments pursuant to the purchase agreement, and the assumption of certain liabilities and minority interests by the purchaser. Based on the purchase price and the carrying value of the net assets being sold, the Company recorded an impairment loss of $481 million in the second quarter of 2019, which is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations. The impairment loss included a $449 million goodwill impairment charge and a $32 million valuation allowance charge on assets held for sale relating to the initial estimated cost to sell the business. An accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar.

The Company recorded a pre-tax gain on disposal of $14.2 million which is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations. The total divestiture-related expenses incurred for the Air and Gas Handling sale were $48.6 million in the year ended December 31, 2019.

In connection with the purchase agreement, the Company entered into various agreements to provide a framework for its relationships after the disposition, including a transition services agreement. The transition services under the above agreements have been completed and were not material to the Company’s results of operations.

The key components of Income (loss) from discontinued operations, net of taxes related to the Air and Gas Handling business for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net sales	$—	$998,793	$1,473,729
Cost of sales	—	689,004	1,070,266
Selling, general and administrative expense	—	194,589	269,447
Restructuring and other related charges	—	13,354	48,609
Goodwill impairment charge	—	449,000	—
Divestiture-related expense(1)	9,040	48,640	—
Operating income (loss)	(9,040)	(395,794)	85,407
Interest expense(2)	—	47,553	(5,031)
Pension settlement loss	—	43,774	—
Gain on disposal	—	14,233	—
Loss from discontinued operations before income taxes	(9,040)	(472,888)	90,438
Income tax expense (benefit)(3)	(238)	44,062	29,487
Income (loss) from discontinued operations, net of taxes(4)	$(8,802)	$(516,950)	$60,951
(1) Primarily related to professional, consulting, and legal fees associated with the divestiture including seller due diligence and preparation of regulatory filings, as well as other disposition-related activities.
(2) The Company reclassified the portion of its interest expense associated with the mandatory pay down of the Term Loan Facilities using net proceeds from the sale of the business.
(3) Income tax expense for the year ended December 31, 2019 is largely due to nondeductible items that do not provide a tax benefit on the loss.
(4) Income (loss) from discontinued operations, net of taxes on the Statements of Operations includes the results from retained asbestos-related contingencies attributable to the divested fluid handling business as discussed in the Asbestos Contingencies section below.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income attributable to noncontrolling interest related to the Air and Gas Handling business, net of taxes was $5.9 million and $13.6 million for the years ended December 31, 2019 and 2018, respectively. These amounts are presented within Income attributable to noncontrolling interest, net of taxes on the Consolidated Statements of Operations.

Cash used in operating activities related to the discontinued operations of the divested Air and Gas Handling business for the years ended December 31, 2020 and 2019 was $9.4 million and $18.1 million, respectively. Cash provided by operating activities related to the discontinued operations of the divested Air and Gas Handling business for the year ended December 31, 2018 was $127.8 million. Cash used in investing activities related to the discontinued operations of the divested Air and Gas Handling business was $27.5 million and $43.6 million for the years ended December 31, 2019 and 2018, respectively.

Asbestos Contingencies

As a result of previous divestitures, the Company retained certain asbestos-related contingencies and insurance coverages. Income (loss) from discontinued operations, net of taxes on the Statements of Operations for the years ended December 31, 2020, 2019 and 2018 includes a loss from retained asbestos-related contingencies and the 2017 divestiture of the fluid handling business of $9.5 million, $19.0 million, and $28.4 million, respectively. Net cash outflows related to asbestos claims of divested businesses were $2.2 million, $3.2 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 18, “Commitments and Contingencies” for further information.

5. Acquisitions

General

The Company completed five acquisitions during the year ended December 31, 2020, which are accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date. The assets acquired and liabilities assumed reported on the Consolidated Balance Sheets represent the Company’s best estimate. Four of these acquisitions closed in the fourth quarter of 2020 and the Consolidated Balance Sheet at December 31, 2020 reflects our preliminary estimates of fair value and are subject to adjustment. The estimated proforma annual revenues of the acquisitions in the year ended December 31, 2020 are approximately 2% of Colfax consolidated revenues. The Company also made three other immaterial investments in medical technology businesses during the year ended December 31, 2020.

For the years ended December 31, 2020, 2019, and 2018, Net sales associated with acquisitions consummated during the period were $7.1 million, $1,080.4 million, and $78.9 million, respectively. Net Income attributable to Colfax Corporation common shareholders associated with acquisitions consummated during the years ended December 31, 2020 and 2018 was not material for each respective period. Net Income attributable to Colfax Corporation common shareholders associated with acquisitions consummated during the year ended December 31, 2019 was $57.3 million.

Medical Technology

All five acquisitions completed in 2020 were in our Medical Technology segment for total consideration, net of cash received, of $67.5 million, subject to certain purchase price adjustments. Total Goodwill acquired through the acquisitions was $21.4 million, of which $15.9 million is expected to be deductible for income tax purposes.

Acquisitions in our Medical Technology segment included LiteCure LLC (“LiteCure”), a U.S. leader in high-powered laser rehabilitation products for human and veterinary medical applications. The acquisition was completed in the fourth quarter of 2020 for net cash consideration of $39.6 million. Net working capital and intangible assets acquired represent 10% and 69% of the total consideration paid, respectively, with the residual amount primarily attributable to Goodwill.

The Medical Technology segment platform at Colfax was established on February 22, 2019 when Colfax completed the acquisition of DJO. The Company paid an aggregate net purchase price of $3.15 billion. The Company incurred $2.8 million and $60.8 million of advisory, legal, audit, valuation and other professional service fees in connection with the DJO acquisition in the years ended December 31, 2020 and 2019, respectively, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations. During the first quarter of 2020, as part of the fair value adjustments to the assets and liabilities acquired, the Company increased the valuation allowance on U.S. deferred taxes, presented net within Other liabilities, by $51.4 million as of the acquisition date, with a corresponding increase to Goodwill. As of the end of the

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first quarter of 2020, the accounting related to the DJO acquisition was finalized, and the assets and liabilities acquired are no longer subject to adjustment.

The following unaudited proforma financial information presents Colfax’s consolidated financial information assuming the acquisition had taken place on January 1, 2018. These amounts are presented in accordance with U.S. GAAP, consistent with the Company’s accounting policies.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net sales	$3,070,769	$3,496,624	$3,395,018
Net income from continuing operations attributable to Colfax Corporation	68,039	105,491	97,410

Fabrication Technology

During year ended December 31, 2018, the Company completed two acquisitions in our Fabrication Technology segment for total consideration, net of cash received, of $245.1 million, subject to certain purchase price adjustments. These acquisitions expanded the segment’s presence in specialty gas applications and broadened its global presence.

6. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company further disaggregates its Fabrication Technology revenue into the following product groups:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Equipment	$607,504	$703,024	$623,987
Consumables	1,342,565	1,544,002	1,569,096
Total	$1,950,069	$2,247,026	$2,193,083

Contracts with customers in the consumables product grouping generally have a shorter fulfillment period than equipment contracts.

The Company’s Medical Technology segment provides orthopedic solutions, including products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. While the Company’s Medical Technology sales are primarily derived from three sales channels including dealers and distributors, insurance, and direct to consumers and hospitals, substantially all its revenue is recognized at a point in time. The Company disaggregates its Medical Technology revenue into the following product groups:

	Year Ended December 31,
	2020	2019(1)
	(In thousands)
Prevention & Rehabilitation	$781,007	$766,429
Reconstructive	339,693	314,003
Total	$1,120,700	$1,080,432
(1) For the year ended December 31, 2019, the Medical Technology segment includes results from the acquisition date of February 22, 2019.

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of December 31, 2020 is immaterial.

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

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2020, 2019 and 2018, total contract liabilities were $36.6 million, $14.8 million and $13.0 million, respectively. During the years ended December 31, 2020 and 2019, all of the revenue that was included in the contract liability balance at the beginning of the respective year was recognized.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2020
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$36,009	$7,574	$(5,165)	$(752)	$37,666

7. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Computation of Net income per share from continuing operations - basic:
Net income from continuing operations attributable to Colfax Corporation (1)	$60,936	$14,245	$121,211
Weighted-average shares of Common stock outstanding – basic	136,766,124	135,716,944	120,288,297
Net income per share from continuing operations – basic	$0.45	$0.10	$1.01

Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Colfax Corporation (1)	$60,936	$14,245	$121,211
Weighted-average shares of Common stock outstanding – basic	136,766,124	135,716,944	120,288,297
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	2,144,304	949,942	506,759
Weighted-average shares of Common stock outstanding – diluted	138,910,428	136,666,886	120,795,056
Net income per share from continuing operations – diluted	$0.44	$0.10	$1.00
(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes, of $3.1 million, $4.6 million, and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2020 and 2019, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. For the year ended December 31, 2020, the weighted-average shares of Common stock outstanding - diluted includes the impact of an additional 0.9 million potentially issuable dilutive shares related to Colfax’s tangible equity units as a result of the Company’s share price in March 2020. See Note 14, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2020, 2019 and 2018 excludes 4.2 million, 4.3 million and 3.4 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

8. Income Taxes

Income from continuing operations before income taxes and Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income from continuing operations before income taxes:
Domestic operations	$(156,675)	$(129,182)	$(60,352)
Foreign operations	214,704	179,675	152,716
	$58,029	$50,493	$92,364
Income tax expense (benefit):
Current:
Federal	$(39,376)	$811	$(15,132)
State	1,454	6,712	816
Foreign	56,076	56,477	41,831
	$18,154	$64,000	$27,515
Deferred:
Domestic operations	$3,641	$(24,151)	$(21,908)
Foreign operations	(27,848)	(8,219)	(35,115)
	(24,207)	(32,370)	(57,023)
	$(6,053)	$31,630	$(29,508)

See Note 4, “Discontinued Operations” for the income (loss) from discontinued operations before income taxes and related income taxes.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code which included how the U.S. imposes income tax on multinational corporations.

Coinciding with the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. The Company filed its 2017 U.S. income tax return in the fourth quarter of 2018 which changed its tax basis in temporary differences and transition tax estimated as of December 31, 2017, resulting in an adjustment to the tax provision to the re-measurement amount recorded in the financial statements. As a result of this tax filing, the Company reduced its provisional amount by $10.8 million and $0.7 million for transition tax and the remeasurement of U.S. deferred taxes, respectively, for the year ended December 31, 2018. In addition, in 2020 the Company timely filed changes to U.S. federal tax returns to credit rather than to deduct foreign taxes and reduced its transition tax further by $6.8 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Income tax expense (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2020	2019(1)	2018(1)
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$12,186	$10,677	$19,392
State taxes	(2,196)	(5,358)	(3,543)
Effect of tax rates on international operations	(18,577)	(14,115)	(9,323)
Change in enacted international tax rates	(1,023)	(2,843)	(2,403)
Changes in valuation allowance	(24,149)	11,196	(11,577)
Changes in tax reserves	1,394	1,119	(1,704)
Tax Act - re-measurement of U.S. deferred taxes	—	—	(667)
Tax Act - mandatory repatriation taxes	(6,766)	—	(10,804)
Research and development tax credits	(1,649)	(4,029)	(7,123)
Foreign tax credits	(12,197)	(15,299)	(21,927)
Net items not deductible in an international jurisdiction	5,365	10,060	12,077
SubPart F and GILTI	27,797	29,407	12,872
U.S. Deal Costs and other non-deductibles	38	5,556	—
Withholding taxes	8,570	4,545	3,446
Non-deductible employee compensation	6,619	714	1,068
Other	(1,465)	—	(9,292)
Income tax expense (benefit)	$(6,053)	$31,630	$(29,508)
(1) Certain prior period amounts have been reclassified to conform with current year presentation.

The valuation allowance benefit reflected above is predominately the utilization of net operating losses in the current period. Certain movements of valuation allowance, particularly related to repatriation taxes, foreign tax credits, SubPart F and GILTI, and withholding taxes haven been aggregated with that particular line item within the rate reconciliation.

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The significant components of deferred tax assets and liabilities included in continuing operations, in addition to the reconciliation of the beginning and ending amount of gross unrecognized tax benefits, are as follows:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$11,617	$11,295
Expenses currently not deductible	147,636	131,921
Net operating loss carryforward	308,965	342,442
Tax credit carryforward	33,674	16,727
Depreciation and amortization	6,433	6,487
Other	42,881	42,407
Valuation allowance	(203,341)	(149,037)
Deferred tax assets, net	$347,865	$402,242
Deferred tax liabilities:
Depreciation and amortization	$(403,704)	$(415,888)
Inventory	(1,559)	(3,694)
Outside basis differences and other	(78,012)	(84,706)
Total deferred tax liabilities	$(483,275)	$(504,288)
Total deferred tax liabilities, net	$(135,410)	$(102,046)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2020, the valuation allowance increased from $149.0 million to $203.3 million with a net increase of $6.2 million recognized in Income tax expense (benefit), $48.5 million increase attributed to finalizing our DJO purchase accounting for income taxes in the first quarter of 2020, and a $0.4 million decrease related to changes in foreign currency rates. Consideration was given to tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $611.3 million expiring in years 2021 through 2037 and $72.6 million that may be carried forward indefinitely. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. At December 31, 2020, the Company also has $581.3 million foreign net operating loss carryforwards primarily in Brazil, Germany, the Netherlands, Sweden, and the United Kingdom that may be subject to local tax restrictive limitations including changes in ownership. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than five percent of the available net operating losses.

The Company has U.S. foreign tax and R&D tax credits that may be used to offset U.S. tax in previous or future tax periods subject to Section 382 and other federal provisions. The Company’s $22.7 million foreign tax credit can be carried back one year and can be carried forward to tax years through 2025-2030. The Company’s $14.0 million R&D credit can be carried back one year and can be carried forward to tax years through 2021-2040.

For the year ended December 31, 2020, all undistributed earnings of the Company’s foreign subsidiaries, which are indefinitely reinvested outside the U.S., were provisionally estimated to be $184.0 million. The Company has assessed a total deferred tax liability of $1.9 million as of December 31, 2020 on such earnings that have not been indefinitely reinvested. This is a decrease of $2 million as compared to the deferred tax liability as of December 31, 2019.

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

(In thousands)
Balance, December 31, 2017	$41,018
Addition for tax positions taken in prior periods	2,525
Addition for tax positions taken in the current period	240
Reductions related to settlements with taxing authorities	(461)
Reductions resulting from a lapse of applicable statute of limitations	(4,477)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(1,224)
Balance, December 31, 2018	$37,621
Acquisitions and divestitures	18,248
Addition for tax positions taken in prior periods	1,441
Addition for tax positions taken in the current period	2,054
Reductions related to settlements with taxing authorities	(118)
Reductions resulting from a lapse of applicable statute of limitations	(3,643)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(123)
Balance, December 31, 2019	$55,480
Addition for tax positions taken in prior periods	$5,911
Addition for tax positions taken in the current period	$1,980
Reductions related to settlements with taxing authorities	$—
Reductions resulting from a lapse of applicable statute of limitations	$(5,689)
Other, including the impact of foreign currency translation and U.S. tax rate changes	$332
Balance, December 31, 2020	$58,014

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to the United States, Germany, Indonesia, the Netherlands, Mexico, Brazil, Russia, Italy and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2006 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2014.

The Company’s total unrecognized tax benefits were $58.0 million and $55.5 million as of December 31, 2020 and 2019, respectively, inclusive of $6.9 million and $5.7 million, respectively, of interest and penalties. The Company records interest and penalties on uncertain tax positions as a component of Income tax expense (benefit), which was $0.7 million, $1.0 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $4.8 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2020 and 2019:

	Medical Technology	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2019	$—	$1,497,832	$1,497,832
Goodwill attributable to acquisitions(1)	1,674,328	8,406	1,682,734
Impact of foreign currency translation	(1,407)	23,358	21,951
Balance, December 31, 2019	1,672,921	1,529,596	3,202,517
Goodwill attributable to acquisitions(1)	72,815	—	72,815
Impact of foreign currency translation	15,574	23,635	39,209
Balance, December 31, 2020	$1,761,310	$1,553,231	$3,314,541
(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5, “Acquisitions”.

See Note 4, “Discontinued Operations” for discussion of the Air And Gas segment impairment recorded in 2019 as part of the divestiture, which is presented within Income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Operations.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Indefinite-Lived Intangible Assets
Trade names	$212,048	$—	$193,465	$—
Definite-Lived Intangible Assets
Acquired customer relationships	952,007	(266,347)	919,574	(182,813)
Acquired technology	455,738	(99,748)	440,719	(60,971)
Acquired trade names	404,076	(41,960)	389,112	(21,069)
Software	129,852	(90,196)	103,274	(71,644)
Other intangible assets	24,511	(16,535)	22,809	(13,437)
	$2,178,232	$(514,786)	$2,068,953	$(349,934)

Amortization expense related to intangible assets was included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Selling, general and administrative expense	$158,427	$135,769	$43,703

See Note 2, “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Amortization Expense

The Company’s expected annual amortization expense for intangible assets for the next five years:

December 31, 2020
(In thousands)
2021	$153,923
2022	148,995
2023	143,325
2024	137,707
2025	136,620

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2020	2019
	(In years)	(In thousands)
Land	n/a	$23,821	$25,138
Buildings and improvements	5-40	205,397	196,810
Machinery and equipment	3-15	570,411	528,848
		799,629	750,796
Accumulated depreciation		(312,669)	(259,555)
Property, plant and equipment, net		$486,960	$491,241

Depreciation expense for the years ended December 31, 2020, 2019 and 2018, was $85.5 million, $76.1 million and $34.2 million, respectively. Impairment of fixed assets recorded for the years ended December 31, 2020, 2019 and 2018 was $2.1 million, $0.5 million and $3.1 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Raw materials	$110,848	$115,587
Work in process	40,517	37,019
Finished goods	476,297	475,933
	627,662	628,539
Less: allowance for excess, slow-moving and obsolete inventory	(62,840)	(56,981)
Inventories, net	$564,822	$571,558

12. Leases

The Company leases certain office spaces, warehouses, facilities, vehicles, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on the Consolidated Balance Sheet, with the current lease liability being included in Accrued liabilities. Operating lease expense was $45.0 million for the year ended December 31, 2020, and approximated cash paid for leases during the year.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2020
(In thousands)
Future lease payments by year:
2021	$42,516
2022	33,809
2023	26,836
2024	18,987
2025	14,073
Thereafter	71,838
Total	208,059
Less: present value discount	(30,578)
Present value of lease liabilities	$177,481

Weighted-average remaining lease term (in years):
Operating leases	8.6
Weighted-average discount rate:
Operating leases	3.7%

13. Debt

Long-term debt consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Term loan	$781,557	$822,945
Euro senior notes	425,045	388,925
TEU amortizing notes	31,251	54,044
2024 and 2026 notes	991,319	989,236
Revolving credit facilities and other	2,071	56,676
Total debt	2,231,243	2,311,826
Less: current portion	(27,074)	(27,642)
Long-term debt	$2,204,169	$2,284,184

Term Loan Facilities and Revolving Credit Facility

The Company’s credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan with an initial aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Facility. The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as the ratio of Consolidated Net Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) and (ii) a minimum interest coverage ratio. During the third quarter of 2020, the Company made a voluntary $40 million principal payment on the Term Loan.

On May 1, 2020, the Company entered into an amendment to its Credit Facility (the “Amendment”). The Amendment, among other changes, modified the total leverage ratio by permitting the Company to deduct (subject to certain exceptions) up to $125 million of unrestricted cash and cash equivalents from the debt component of the ratio and by increasing the maximum total leverage ratio to 5.75:1.00 as of June 30, 2020, 6.50:1.00 as of each fiscal quarter thereafter until March 31, 2021,

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.25:1.00 for the quarter ending June 30, 2021, 4.50:1.00 for the quarter ending September 30, 2021, 4.25:1.00 for the quarters ending December 31, 2021 and March 31, 2022, 4.00:1.00 for the quarters ending June 30, 2022 and September 30, 2022, and 3.50:1.00 as of December 31, 2022 and for each fiscal quarter ending thereafter. Under the terms of the Amendment the interest coverage ratio remained at 3.00:1.00 for the quarter ending June 30, 2020, decreased to 2.75:1.00 for each of the fiscal quarters ending September 30, 2020 until June 30, 2021, and then will increase back to 3.00:1.00 for the quarters ending September 30, 2021 and thereafter. The Amendment added a “springing” collateral provision (based upon the Gross Leverage Ratio as defined in the Amendment to the Credit Facility) which requires the obligations under the Amendment to the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries and the equity of its first tier foreign subsidiaries, subject to customary exceptions, in the event Colfax’s Gross Leverage Ratio under the Credit Facility is greater than 5.00:1.00 as of the last day of any fiscal quarter. Lastly, the Amendment added a fifth pricing tier in the event the total leverage ratio is greater than 4.50:1.00 (regardless of the corporate family rating), with pricing at 2.50%, in the case of the Eurocurrency margin, 1.50%, in the case of the base rate margin, and 0.50% when undrawn. The total commitment and maturity of the Credit Facility remained unchanged. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan Facilities and the Revolver. As of December 31, 2020, the Company was in compliance with the covenants under the Credit Facility.

As of December 31, 2020, the weighted-average interest rate of borrowings under the Credit Facility was 1.90%, excluding accretion of original issue discount and deferred financing fees, and there was $975 million available on the Revolver.

The Company has $10.4 million in deferred financing fees recorded in conjunction with the Credit Facility as of December 31, 2020, which is being accreted to Interest expense, net primarily using the effective interest method over the life of the facility.

Euro Senior Notes

On April 19, 2017, the Company issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025, have an interest rate of 3.25% and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The proceeds from the Euro Notes offering were used to repay borrowings under our previous credit facilities totaling €283.5 million, as well as for general corporate purposes. In conjunction with the issuance of the Euro notes, the Company recorded $6 million of deferred financing fees. The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $195.0 million. As of December 31, 2020, there were no outstanding borrowings under these facilities.

The Company is party to letter of credit facilities with an aggregate capacity of $340.5 million. Total letters of credit of $76.4 million were outstanding as of December 31, 2020.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In total, the Company had deferred financing fees of $22.6 million included in its Condensed Consolidated Balance Sheet as of December 31, 2020, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

Total Debt

The contractual maturities of the Company’s debt as of December 31, 2020 are as follows:

(In thousands)
2021	$27,074
2022	6,507
2023	—
2024	1,385,000
2025	428,242
Thereafter	400,000
Total contractual maturities	2,246,823
Debt discount	(15,580)
Total debt	$2,231,243

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

During the year ended December 31, 2018, the Company repurchased 6,449,425 shares of our Common stock in open market transactions for $200 million. There were no repurchases made during the years ended December 31, 2020 and 2019. As of December 31, 2020, the remaining stock repurchase authorization by the Company’s Board of Directors was $100 million. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018. All amounts are net of tax and noncontrolling interest, if any.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On Hedging Activities	Changes in Fair Value of Available-for-Sale Securities	Total
	(In thousands)
Balance at January 1, 2018	$(84,338)	$(525,324)	$30,138	$5,152	$(574,372)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	5,609	—	—	—	5,609
Foreign currency translation adjustment	1,145	(222,158)	(424)	—	(221,437)
Loss on long-term intra-entity foreign currency transactions	—	(5,507)	—	—	(5,507)
Gain on net investment hedges	—	—	16,745	—	16,745
Unrealized loss on cash flow hedges	—	—	(2,153)	—	(2,153)
Other comprehensive income (loss) before reclassifications:	6,754	(227,665)	14,168	—	(206,743)
Amounts reclassified from Accumulated other comprehensive loss(1)	6,090	—	—	—	6,090
Net current period Other comprehensive income (loss)	12,844	(227,665)	14,168	—	(200,653)
Cumulative effect of accounting change	—	—	—	(5,152)	(5,152)
Balance at December 31, 2018	$(71,494)	$(752,989)	$44,306	$—	$(780,177)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(27,931)	—	—	—	(27,931)
Foreign currency translation adjustment	(404)	(78,468)	(65)	—	(78,937)
Divestiture-related AOCI write-off	—	400,143	—	—	400,143
Gain on long-term intra-entity foreign currency transactions	—	29,385	—	—	29,385
Gain on net investment hedges	—	—	6,215	—	6,215
Unrealized loss on cash flow hedges	—	—	156	—	156
Other comprehensive income (loss) before reclassifications:	(28,335)	351,060	6,306	—	329,031
Amounts reclassified from Accumulated other comprehensive loss(1)	2,629	—	—	—	2,629
Noncontrolling interest share repurchase	—	(19,960)		—	(19,960)
Net current period Other comprehensive income (loss)	(25,706)	331,100	6,306	—	311,700
Cumulative effect of accounting change	(9,300)	—	(6,068)	—	(15,368)
Balance at December 31, 2019	$(106,500)	$(421,889)	$44,544	$—	$(483,845)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(1,849)	57,623	3,378	—	59,152
Gain on long-term intra-entity foreign currency transactions	—	3,289	—	—	3,289
Loss on net investment hedges	—	—	(26,268)	—	(26,268)
Other comprehensive income (loss) before reclassifications:	(1,849)	60,912	(22,890)	—	36,173
Amounts reclassified from Accumulated other comprehensive loss(1)	(4,434)	—	—	—	(4,434)
Net current period Other comprehensive income (loss)	(6,283)	60,912	(22,890)	—	31,739
Balance at December 31, 2020	$(112,783)	$(360,977)	$21,654	$—	$(452,106)
(1) Included in the computation of net periodic benefit cost. See Note 16, “Defined Benefit Plans” for additional details.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2020, Noncontrolling interest decreased by $2.6 million as a result of Other comprehensive income, primarily due to foreign currency translation adjustments. During the years ended December 31, 2019 and 2018, Noncontrolling interest decreased by $107.6 million and $22.8 million, respectively, as a result of Other comprehensive income, primarily due to the Howden sale and foreign currency translation adjustment.

Share-Based Payments

On May 21, 2020, the shareholders of the Company approved the Colfax Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which replaced the Colfax Corporation 2016 Omnibus Incentive Plan dated May 13, 2016 (the “2016 Plan”). Upon the approval of the 2020 Plan, no additional ordinary shares were to be granted under the previously approved plans. All awards previously granted and outstanding under the prior plans remain subject to the terms of those prior plans. The 2020 Plan provides the Compensation Committee of the Company’s Board of Directors discretion in creating employee equity incentives. Awards under the 2020 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based stock, performance-based stock units, dividend equivalents, and other stock-based awards.

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations, as payroll costs of the employees receiving the awards are recorded in the same line item.

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Stock-based compensation expense	$28,911	$21,960	$25,103
Deferred tax benefit	1,804	1,280	3,418

As of December 31, 2020, the Company had $32.4 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 0.9 years. The intrinsic value of awards exercised or issued upon vesting was $11.5 million, $11.2 million and $10.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Options

Under the 2020 Plan, the Company may grant options to purchase Common stock, with a maximum term of 10 years at a purchase price equal to the market value of the Company’s Common stock on the date of grant.

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

	Year Ended December 31,
	2020	2019	2018
Expected period that options will be outstanding (in years)	4.62	4.56	4.54
Interest rate (based on U.S. Treasury yields at the time of grant)	1.09%	2.46%	2.65%
Volatility	37.76%	34.51%	31.89%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$11.81	$8.80	$10.37

During the years ended December 31, 2020, 2019 and 2018, expected volatility was estimated based on the historical volatility of the Company’s stock price. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation purposes. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2020	4,675,281	$34.93
Granted	618,403	35.89
Exercised	(126,576)	27.64
Forfeited and expired	(568,041)	45.75
Outstanding at December 31, 2020	4,599,067	33.92	3.53	$29,875
Vested or expected to vest at December 31, 2020	4,543,740	33.94	3.53	$29,549
Exercisable at December 31, 2020	2,943,374	35.76	2.74	$17,315
(1) The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $2.0 million and $1.4 million, respectively. The fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $11.9 million, $10.9 million and $8.5 million, respectively.

Restricted Stock Units

Under the 2020 Plan, the Compensation Committee of the Board of Directors may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting service conditions and various performance goals.

During the years ended December 31, 2020 and 2019, the Company granted certain employees PRSUs, the vesting of which is fully based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals the respective performance periods.

During the year ended December 31, 2018, PRSUs were awarded under the 2016 Plan based upon two discrete measures: a profit performance metric and relative total shareholder return (TSR). The profit performance metric, which accounts for 50% of the PRSU award upon issuance, is measured upon the completion of a three-year performance period ending December 31, 2020. The vesting of the stock units is determined based on whether the Company achieves the applicable performance criteria established by the Compensation Committee of the Board of Directors. The remaining 50% of the PRSU award is tied exclusively to relative TSR performance, which will be measured against the three-year TSR of a custom index of companies. TSR relative to peers is considered a market condition under applicable authoritative guidance, while the profit performance metric is considered a performance condition. If the market condition or performance goals are achieved, the units may be subject to an additional holding period requirement as determined at the time of grant.

PRSUs with TSR conditions are valued at grant date using a binomial-lattice model (i.e., Monte Carlo simulation model), while PRSUs with a profit performance metric are valued at the market value of a share of Common stock on the date of grant taking into consideration the probability of achieving the specified performance goal. The Company estimates the ultimate payout of PRSUs with a profit performance metric and adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed. PRSUs with TSR conditions are recognized on a straight-line basis over the performance periods regardless of the performance condition achievement because the probability is factored into the valuation of the award. The related compensation expense for each of the awards is recognized, on a straight-line basis, over the vesting period. Based on the results of the profit performance metric, 2018 PRSUs are expected to vest above target. The performance period for the 2018 PRSUs with TSR conditions does not end until March 7, 2021 and they are expected to vest below target

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2020 Plan, the Compensation Committee of the Board of Directors may also award non-performance-based restricted stock units (“RSUs”) to select executives, employees and outside directors, which typically vest three years after the date of grant. With limited exceptions, the employee must remain in service until the vesting date. The Compensation Committee determines the terms and conditions of each award, including the restriction period and other criteria applicable to the awards. Directors may also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s Board of Directors.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	741,375	$30.87	595,376	$29.25
Granted	142,987	50.91	554,192	34.80
Vested	(103,629)	29.90	(226,912)	30.30
Forfeited and expired	(49,332)	27.93	(88,693)	29.52
Nonvested at December 31, 2020	731,401	35.12	833,963	32.52

The weighted-average grant-date fair value of PRSUs granted during the years ended December 31, 2019 and 2018 was $24.77 and $33.92, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2019 and 2018 was $27.58 and $32.92, respectively.

The fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $9.7 million, $10.9 million and $10.0 million, respectively.

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

The $377.8 million fair value of the prepaid stock purchase contracts was recorded in Additional paid-in capital in the Consolidated Balance Sheets. The fair value of the $69.9 million of TEU amortizing notes due January 2022 has both a short-term and a long-term component. Upon the issuance of the TEUs, $47.3 million was initially recorded in Long-term debt, less current portion, and $22.6 million was initially recorded in Current portion of long-term debt in the Consolidated Balance Sheets. The Company deferred certain debt issuance costs associated with the debt component of the TEUs. These amounts offset the debt liability balance in the Consolidated Balance Sheets and are being amortized over its term. As of December 31, 2020, the TEU amortizing notes were recorded with $6.5 million in long-term debt and $25.0 million in Current portion of long-term debt in the Consolidated Balance Sheets.

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

TEU amortizing notes

Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum and has a final installment payment date of January 15, 2022. On each January 15, April 15, July 15 and October 15, the Company pays equal quarterly cash installments of $1.4375 per TEU amortizing note, which will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate per year will be equivalent to 5.75% per year with respect to the $100 stated amount per unit. The Company has paid $26.5 million representing a partial payment of principal and interest on the TEU amortizing notes in 2020. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company.
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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Accrued compensation and related benefits	$98,455	$100,290
Accrued taxes	57,286	55,258
Accrued asbestos-related liability	41,626	64,394
Warranty liability - current portion	15,543	15,513
Accrued restructuring liability - current portion	7,889	6,961
Accrued third-party commissions	25,480	30,768
Customer advances and billings in excess of costs incurred	36,737	16,009
Lease liability - current portion	39,695	40,021
Accrued interest	27,153	27,333
Other	104,469	113,343
Accrued liabilities	$454,333	$469,890

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2020
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$1,638	$11,381	$(7,698)	$15	$5,336
Facility closure costs(2)	1,284	8,358	(9,060)	9	591
Subtotal	2,922	19,739	(16,758)	24	5,927
Non-cash charges(2)		1,894
Fabrication Technology total provisions		21,633

Medical Technology:
Termination benefits(1)	3,919	3,284	(5,405)	86	1,884
Facility closure costs(2)	257	17,125	(17,085)	—	297
Subtotal	4,176	20,409	(22,490)	86	2,181
Non-cash charges(2)		2,985
Medical Technology total provisions		23,394

Total	$7,098	40,148	$(39,248)	$110	$8,108
Non-cash charges(2)		4,879
Total Colfax provisions		$45,027
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the year ended December 31, 2020, the Company recorded a total of $1.9 million and $3.0 million non-cash impairment charges for facilities in the Fabrication Technology and Medical Technology segments, respectively, as part of Corporate approved restructuring activities. Restructuring charges in the Medical Technology segment during the year ended December 31, 2020 include costs related to product and distribution channel transformations, facilities optimization, and integration charges, as well as $6.6 million classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.
(3) As of December 31, 2020, $7.9 million and $0.2 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
	Balance at Beginning of Period	Acquisitions	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$5,494		$7,131	$(10,588)	$(399)	$1,638
Facility closure costs(2)	662		11,711	(11,136)	47	1,284
	6,156		18,842	(21,724)	(352)	2,922
Non-cash charges			4,198
			23,040
Medical Technology:
Termination benefits(1)	—	6,096	5,449	(7,626)	—	3,919
Facility closure costs(2)	—	298	45,258	(45,299)	—	257
	—	6,394	50,707	(52,925)	—	4,176

Total	$6,156	$6,394	69,549	$(74,649)	$(352)	$7,098
Non-cash charges(2)			4,198
			$73,747
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. During the year ended December 31, 2019, the Company recorded a $4.2 million non-cash impairment charge for facilities in our Fabrication Technology segment as part of Corporate approved restructuring activities. Restructuring charges in the Medical Technology segment also include $8.5 million classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2019.
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

In connection with the sale of the Air and Gas Handling business, the purchaser assumed the Air and Gas Handling liability for all defined benefit plans specific to the Air and Gas Handling business. Net benefit cost for the years ended December 31, 2019 and 2018 for the Air and Gas Handling business is included in Net income (loss) from discontinued operations, net of taxes, within the Consolidated Statements of Operations. See Note 4, “Discontinued Operations” for further information.

During the year ended December 31, 2019, the Company settled two non-U.S. pension plans, one in our Fabrication
Technology segment and one in our Air and Gas Handling segment through third-party buyout arrangements. As a result of these settlements, the Company has no further funding obligations under these two plans and recognized a loss of $77.4 million in 2019, which is partly reflected in Pension settlement loss in the Consolidated Statements of Operations. As the Company divested its Air and Gas Handling segment during the year ended December 31, 2019, the related settlement loss of $43.8 million is included in Net income (loss) from discontinued operations, net of taxes, within the Consolidated Statements of Operations. See Note 4, “Discontinued Operations” for further information.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$361,146	$867,345	$13,057	$13,844
Acquisitions	—	2,264	—	—
Service cost	1,933	2,462	8	5
Interest cost	7,454	16,556	313	445
Plan amendment	95	464	—	15
Actuarial loss (gain) (1)	21,642	183,084	1,139	(382)
Foreign exchange effect	9,757	(912)	(3)	(4)
Benefits paid	(24,105)	(40,131)	(1,170)	(866)
Divestitures	—	(50,468)	—	—
Settlements	(418)	(619,756)	—	—
Other	1,791	238	—	—
Projected benefit obligation, end of year	$379,295	$361,146	$13,344	$13,057
Accumulated benefit obligation, end of year	$375,267	$356,741	$13,344	$13,057
Change in plan assets:
Fair value of plan assets, beginning of year	$251,291	$850,024	$—	$—
Actual return on plan assets	26,123	88,869	—	—
Employer contribution	9,830	10,793	1,170	866
Foreign exchange effect	2,806	1,236	—	—
Benefits paid	(24,105)	(40,131)	(1,170)	(866)
Divestitures	—	(39,897)	—	—
Settlements	(418)	(619,756)	—	—
Other	1,727	153	—	—
Fair value of plan assets, end of year	$267,254	$251,291	$—	$—
Funded status, end of year	$(112,041)	$(109,855)	$(13,344)	$(13,057)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$—	$—	$—	$—
Current liabilities	(3,800)	(3,596)	(1,028)	(1,177)
Non-current liabilities	(108,241)	(106,259)	(12,316)	(11,880)
Total	$(112,041)	$(109,855)	$(13,344)	$(13,057)
(1) The reported actuarial loss in 2020 is primarily due to the decrease in discount rates in most markets. The reported actuarial loss in 2019 is primarily due to the settlements of two pension plans and decrease in discount rates in most markets.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $367.4 million and $259.1 million, respectively, as of December 31, 2020 and $345.1 million and $238.9 million, respectively, as of December 31, 2019.

For pensions plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $376.0 million and $263.9 million, respectively, as of December 31, 2020 and $359.5 million and $249.6 million, respectively, as of December 31, 2019.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2020	2019
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$144,739	$661,084
Acquisitions	—	2,264
Service cost	1,933	2,340
Interest cost	2,315	9,376
Plan amendments	95	464
Actuarial loss (1)	5,778	164,888
Foreign exchange effect	9,757	(912)
Benefits paid	(8,795)	(24,779)
Divestitures	—	(50,468)
Settlements	(418)	(619,756)
Other	1,791	238
Projected benefit obligation, end of year	$157,195	$144,739
Accumulated benefit obligation, end of year	$153,167	$140,335
Change in plan assets:
Fair value of plan assets, beginning of year	$67,535	$691,758
Acquisitions	—	—
Actual return on plan assets	4,037	51,318
Employer contribution	6,222	7,502
Foreign exchange effect	2,806	1,236
Benefits paid	(8,795)	(24,779)
Divestitures	—	(39,897)
Settlements	(418)	(619,756)
Other	1,727	153
Fair value of plan assets, end of year	$73,114	$67,535
Funded status, end of year	$(84,081)	$(77,204)
(1) The reported actuarial loss in 2020 is primarily due to the decrease in discount rates in most markets. The reported actuarial loss in 2019 is primarily due to the settlements of two pension plans and decrease in discount rates in most markets.

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2021, related to plans as of December 31, 2020, are $6.9 million. The following benefit payments are expected to be paid during each respective fiscal year:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2021	$25,147	$9,276	$1,028
2022	24,495	8,925	954
2023	23,858	8,641	884
2024	22,989	8,182	839
2025	22,689	8,315	830
2026 - 2030	105,337	40,832	3,731

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

	Actual Asset Allocation December 31,		Target
	2020	2019	Allocation
U.S. Plans:
Equity securities:
U.S.	44%	44%	30%-45%
International	16%	15%	10% -20%
Fixed income	39%	39%	30% -50%
Other	—%	—%	0%-20%
Cash and cash equivalents	1%	2%	0%-5%
Foreign Plans:
Equity securities	27%	27%	0%-40%
Fixed income securities	10%	11%	0%-15%
Cash and cash equivalents	—%	—%	0%-25%
Other	63%	62%	55%-90%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17, “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$1,752	$—	$—	1,752
Equity securities:
U.S. large cap	51,728	—	—	—	51,728
U.S. small/mid cap	21,175	12,895	—	—	34,070
International	30,552	—	—	—	30,552
Fixed income mutual funds:
U.S. government and corporate	74,978	—	—	—	74,978
Other(2)	—	1,060	—	—	1,060
Foreign Plans:
Cash and cash equivalents	—	239	—	—	239
Equity securities	—	19,513	—	—	19,513
Non-U.S. government and corporate bonds	—	5,331	1,922	—	7,253
Other(2)	—	—	46,109	—	46,109
	$178,433	$40,790	$48,031	$—	$267,254
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient (the “NAV”) have not been classified in the fair value hierarchy. These investments, consisting of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.
(2)Represents diversified portfolio funds, reinsurance contracts and money market funds.

	December 31, 2019
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$2,855	$—	$—	$2,855
Equity securities:
U.S. large cap	48,582		—	—	48,582
U.S. small/mid cap	20,093	12,268	—	—	32,361
International	28,573	—	—	—	28,573
Fixed income mutual funds:
U.S. government and corporate	70,334	—	—	—	70,334
Other(2)	—	1,051	—	—	1,051
Foreign Plans:
Cash and cash equivalents	—	215	—	—	215
Equity securities	—	18,462	—	—	18,462
Non-U.S. government and corporate bonds	—	5,299	1,911	—	7,210
Other(2)	—	—	41,648	—	41,648
	$167,582	$40,150	$43,559	$—	$251,291
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient (the “NAV”) have not been classified in the fair value hierarchy. These investments, consisting primarily of common/collective trusts, are valued using

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.
(2)Represents diversified portfolio funds, reinsurance contracts and money market funds.

The following table sets forth the components of net periodic benefit cost (income) and Other comprehensive income of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost (Income):
Service cost	$1,933	$2,462	$2,770	$8	$5	$19
Interest cost	7,454	16,556	21,574	313	445	452
Amortization	4,960	3,385	4,282	(231)	(255)	(28)
Settlement loss (gain)	99	77,390	(39)	—	—	—
Divestitures gain	—	(4,354)	—	—	—	—
Other	143	79	(458)	—	—	—
Expected return on plan assets	(12,773)	(19,774)	(29,306)	—	—	—
Net periodic benefit cost (income)	$1,816	$75,744	$(1,177)	$90	$195	$443
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Current year net actuarial (gain) loss	$10,379	$113,995	$(11,816)	$1,143	$(380)	$(723)
Current year prior service cost	74	464	3,800	—	15	—
Less amounts included in net periodic benefit cost:
Amortization of net (gain) loss	(4,914)	(3,285)	(4,330)	231	270	31
Settlement/divestiture/other (gain) loss	(177)	(83,602)	39	—	—	—
Amortization of prior service cost	(46)	(100)	48	—	(15)	(3)
Total recognized in Other comprehensive income	$5,316	$27,472	$(12,259)	$1,374	$(110)	$(695)

Net periodic benefit cost (income) of $44.4 million and $(1.4) million for the years ended December 31, 2019 and 2018, respectively, are included in Income (loss) from discontinued operations, net of taxes. Net periodic benefit cost included in loss from discontinued operations for the year ended December 31, 2019 includes $43.8 million in settlement loss related to the Air and Gas Handling segment. Each component of Net periodic benefit cost from continuing operations, with the exception of Settlement loss, is included in Selling, general and administrative expense.

The following table sets forth the components of net periodic benefit cost and Other comprehensive loss (gain) of the foreign defined benefit pension plans, included in the table above:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign Pension Benefits
	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$1,933	$2,340	$2,634
Interest cost	2,315	9,376	15,183
Amortization	747	334	1,039
Settlement loss (gain)	99	77,390	(39)
Divestitures gain	—	(4,354)	—
Other	143	79	(458)
Expected return on plan assets	(2,397)	(9,092)	(18,310)
Net periodic benefit cost	$2,840	$76,073	$49
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Current year net actuarial loss (gain)	$6,226	$122,667	$(31,854)
Current year prior service cost	74	464	3,800
Less amounts included in net periodic benefit cost:
Amortization of net loss	(701)	(234)	(1,087)
Settlement/divestiture/other (gain) loss	(177)	(83,602)	39
Amortization of prior service cost	(46)	(100)	48
Total recognized in Other comprehensive loss	$5,376	$39,195	$(29,054)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)
Net actuarial loss (gain)	$105,947	$100,659	$(2,031)	$(3,405)
Prior service cost	477	449	—	—
Total	$106,424	$101,108	$(2,031)	$(3,405)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheet that are expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2021 are as follows:

	Pension Benefits	Other Post- Retirement Benefits
	(In thousands)
Net actuarial loss (gain)	$5,929	$(74)
Prior service cost	55	—
Total	$5,984	$(74)

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Weighted-average discount rate:
All plans	1.7%	2.5%	2.1%	3.0%
Foreign plans	1.4%	1.9%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans	0.6%	0.8%	—%	—%

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Weighted-average discount rate:
All plans	2.5%	3.0%	2.6%	3.0%	4.0%	3.4%
Foreign plans	1.9%	2.7%	2.4%	—%	—%	—%
Weighted-average expected return on plan assets:
All plans	5.7%	3.1%	3.8%	—%	—%	—%
Foreign plans	4.1%	2.4%	3.2%	—%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans	0.8%	1.8%	2.1%	—%	—%	—%

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of 6.5% was assumed. The rate was assumed to decrease gradually to 4.5% by 2031 and remain at that level thereafter for benefits covered under the plans.

The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio between various asset classes and the expected real returns of each asset class over various periods of time that are consistent with the long-term nature of the underlying obligations of these plans.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A one-percentage point change in assumed health care cost trend rates would have the following pre-tax effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components for the year ended December 31, 2020	$17	$(14)
Effect on post-retirement benefit obligation at December 31, 2020	695	(591)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2020, 2019 and 2018 was $10.2 million, $6.9 million and $6.3 million, respectively. Total expense included in Income (loss) income from discontinued operations, net of taxes for the years ended December 31, 2019 and 2018 was $4.2 million and $5.9 million, respectively.

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $2.3 billion as of December 31, 2020 and 2019 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2020
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$7,420	$—	$—	$7,420
Foreign currency contracts related to sales - not designated as hedges	—	1,897	—	1,897
Foreign currency contracts related to purchases - not designated as hedges	—	297	—	297
Deferred compensation plans	—	10,881	—	10,881
	$7,420	$13,075	$—	$20,495

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$1,313	$—	$1,313
Foreign currency contracts related to purchases - designated as hedges	—	468	—	468
Deferred compensation plans	—	10,881	—	10,881
	$—	$12,662	$—	$12,662

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$13,125	$—	$—	$13,125
Foreign currency contracts related to sales - not designated as hedges	—	74	—	74
Foreign currency contracts related to purchases - not designated as hedges	—	408	—	408
Deferred compensation plans	—	8,870	—	8,870
	$13,125	$9,352	$—	$22,477

Liabilities:
Foreign currency contracts related to sales - not designated as hedges	$—	$328	$—	$328
Foreign currency contracts related to purchases - not designated as hedges	—	853	—	853
Deferred compensation plans	—	8,870	—	8,870
	$—	$10,051	$—	$10,051

There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2020 and 2019.

Cash Equivalents

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

Derivatives

The Company periodically enters into foreign currency derivative contracts. As the Company has manufacturing sites throughout the world and sells its products globally, the Company is exposed to movements in the exchange rates of various currencies. As a result, the Company enters into foreign currency swaps and forward contracts to mitigate this exchange rate risk. Additionally, to mitigate a portion of the foreign exchange risk associated with the translation of the net assets of foreign subsidiaries, the Company has senior unsecured notes denominated in Euro which has been designated as a net investment hedge. See Note 13, “Debt” for details. As the Company’s borrowings under the Credit Facility include variable interest rates, the Company may periodically enter into interest rate swap or collar agreements to mitigate interest rate risk. Commodity derivative contracts can be used to manage costs of raw materials used in the Company’s production processes. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

As of December 31, 2020 and 2019, the Company had foreign currency contracts with the following notional values:

	December 31,
	2020	2019
	(In thousands)
Foreign currency contracts sold - not designated as hedges	$152,504	$28,718
Foreign currency contracts purchased - not designated as hedges	97,897	107,090
Total foreign currency derivatives	$250,401	$135,808

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended
	2020	2019	2018
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$(26,268)	$6,215	$16,745
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts - related to customer sales contracts:
Unrealized gain	704	(395)	890
Realized gain (loss)	941	(1,565)	(1,083)
Foreign Currency Contracts - related to supplier purchases contracts:
Unrealized gain (loss)	707	(216)	(820)
Realized gain (loss)	(936)	523	(407)
(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers which represent more than 10% of the Company’s Accounts receivable, net as of December 31, 2020 and 2019.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Claims activity since December 31 related to asbestos claims is as follows:

	Year Ended
	2020	2019	2018
	(Number of claims)
Claims unresolved, beginning of period	16,299	16,417	17,737
Claims filed(1)	4,014	4,486	4,078
Claims resolved(2)	(5,504)	(4,604)	(5,398)
Claims unresolved, end of period	14,809	16,299	16,417
	(In dollars)
Average cost of resolved claims(3)	$12,055	$9,455	$7,497

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

Based upon these rulings, the Company currently estimates that the subsidiary’s future expected recovery percentage is 90.7% of asbestos-related costs, with the subsidiary expected to be responsible for 9.3% of its future asbestos-related costs.

Since approximately mid-2011, the Company had funded $173.4 million of the subsidiary’s asbestos-related defense and indemnity costs through December 31, 2020, which it expects to recover from insurers. Based on the above-referenced court rulings, the Company requested that its insurers reimburse all of the $94.9 million that remained outstanding at the time of the ruling, and the Company currently has received substantially all of that amount. The subsidiary also has requested that certain

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess insurers provide ongoing coverage for future asbestos-related defense and/or indemnity costs. To the extent any disagreements concerning excess insurers’ payment obligations under the Delaware Supreme Court’s rulings remain, they are expected to be resolved by Delaware court action, which is still pending and has been remanded to the Delaware Superior Court for any further proceedings. In the interim, and while not impacting the results of operations, the Company’s cash funding for future asbestos-related defense and indemnity costs for which it expects reimbursement from insurers could range up to $10 million per quarter.

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

A final judgment at the trial court level was rendered in 2011 and confirmed by the Appellate Division in 2014. In 2015, the New Jersey Supreme Court refused to grant certification of the appeals, effectively ending the matter. The subsidiary expects to be responsible for 22.2% of all future asbestos-related costs.

During the year ended December 31, 2018, the Company recorded a $5.9 million increase in asbestos-related liabilities due to the rate of filings and higher settlement values per claim, relating to timing of the mix of claims resolved. The related insurance asset was accordingly increased $4.8 million, resulting in a net pre-tax charge of $1.1 million. During the year ended December 31, 2019, the Company recorded a $28.4 million increase in asbestos-related liabilities due to a revision in forecast assumptions for filing rates and resolution values. The related insurance asset was accordingly increased $15.1 million, resulting in a net pre-tax charge of $13.3 million. During the year ended December 31, 2020, the Company recorded a $11.6 million increase in asbestos-related liabilities due to a revision in forecast assumptions for filing rates and resolution values. The related insurance asset was accordingly increased $3.9 million, resulting in a net pre-tax charge of $7.7 million. For all periods, the net pre-tax charge is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations.
The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31,
	2020	2019
	(In thousands)
Current asbestos insurance receivable(1)	$—	$4,474
Long-term asbestos insurance asset(2)	232,712	281,793
Long-term asbestos insurance receivable(2)	31,815	41,629
Accrued asbestos liability(3)	41,626	64,394
Long-term asbestos liability(4)	253,144	286,105
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
(4) Included in Other liabilities in the Consolidated Balance Sheets.

Management’s analyses are based on currently known facts and a number of assumptions. However, projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies and the collectability of claims tendered, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded which could materially affect the Company’s financial condition, results of operations or cash flow.

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

Minimum Lease Obligations

The Company’s minimum obligations under non-cancelable operating leases are as follows:

December 31, 2020
(In thousands)
2021	$42,516
2022	33,809
2023	26,836
2024	18,987
2025	14,073
Thereafter	71,838
Total	$208,059

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2020, 2019 and 2018, the Company’s net rental expense related to operating leases was $38.0 million, $34.3 million and $26.6 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had $276.9 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2021.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Segment Information

The Company conducts its continuing operations through the Fabrication Technology and Medical Technology operating segments, which also represent the Company’s reportable segments.

• Fabrication Technology - a leading global supplier of consumable products and equipment for use in the cutting, joining and automated welding, as well as gas control equipment, providing a wide range of products with innovative technologies to solve challenges in a wide range of industries.

•Medical Technology - a leader in orthopedic solutions, providing devices, software and services spanning the full continuum of patient care, from injury prevention to joint replacement to rehabilitation.

Certain amounts not allocated to the two reportable segments and intersegment eliminations are reported under the heading “Corporate and other.” The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income (loss), which represents Operating income (loss) before restructuring and certain other charges.

The Company’s segment results were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net sales:
Fabrication Technology	$1,950,069	$2,247,026	$2,193,083
Medical Technology	1,120,700	1,080,432	—
Total Net sales	$3,070,769	$3,327,458	$2,193,083

Segment operating income (loss)(1):
Fabrication Technology	$246,011	$302,601	$249,934
Medical Technology	29,079	96,170	—
Corporate and other	(60,840)	(121,412)	(69,321)
Total segment operating income	$214,250	$277,359	$180,613

Depreciation, amortization and other impairment charges:
Fabrication Technology	$76,644	$80,072	$79,712
Medical Technology	168,227	134,001	—
Corporate and other	1,358	1,534	1,495
Total depreciation, amortization and other impairment charges	$246,229	$215,607	$81,207

Capital expenditures:
Fabrication Technology	$40,137	$44,454	$40,512
Medical Technology	74,624	57,326	—
Corporate and other	24	59	1,275
Total capital expenditures	$114,785	$101,839	$41,787
(1) The following is a reconciliation of Income (loss) before income taxes to segment operating income:

	Year Ended December 31,
	2020	2019	2018

Income from continuing operations before income taxes	$58,029	$50,493	$92,364
Loss on short-term investments	—	—	10,128
Pension settlement loss (gain)	—	33,616	(39)
Interest expense, net	104,262	119,503	49,083
Restructuring and other related charges(1)	45,027	73,747	29,077
MDR and other costs(2)	6,932	—	—
Segment operating income	$214,250	$277,359	$180,613

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) Restructuring and other related charges includes $6.6 million and $8.5 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.

	December 31,
	2020	2019
	(In thousands)
Investments in Equity Method Investees:
Fabrication Technology	$32,409	$31,134
Medical Technology	—	—
	$32,409	$31,134

Total Assets:
Fabrication Technology	$3,390,747	$3,509,023
Medical Technology	3,575,644	3,480,815
Corporate and other	385,158	396,994
Total	$7,351,549	$7,386,832

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net Sales by Origin(1):
United States	$1,283,651	$1,464,152	$540,533
Foreign locations	1,787,118	1,863,306	1,652,550
Total	$3,070,769	$3,327,458	$2,193,083
(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	December 31,
	2020	2019
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$221,549	$222,293
Czech Republic	65,188	62,469
India	39,612	41,528
United Kingdom	20,181	20,097
Russia	19,490	23,149
Other Foreign locations	120,940	121,705
Total	$486,960	$491,241
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2020 and 2019.

	Quarter Ended
	April 3, 2020(1)(3)	July 3, 2020(3)	October 2, 2020	December 31, 2020(2)(3)(4)
	(In thousands, except per share data)
Net sales	$816,356	$620,360	$805,931	$828,122
Gross profit	348,214	241,086	344,120	354,685
Net income (loss) from continuing operations	8,868	(3,142)	16,836	41,520
Loss from discontinued operations, net of taxes	(3,360)	(4,905)	(2,641)	(7,405)
Net income (loss) attributable to Colfax Corporation	4,481	(8,474)	13,406	33,212

Net income (loss) per share - basic
Continuing operations	$0.06	$(0.03)	$0.12	$0.30
Discontinued operations	$(0.02)	$(0.04)	$(0.02)	$(0.05)
Consolidated operations	$0.03	$(0.06)	$0.10	$0.24

Net income (loss) per share - diluted
Continuing operations	$0.06	$(0.03)	$0.12	$0.29
Discontinued operations	$(0.02)	$(0.04)	$(0.02)	$(0.05)
Consolidated operations	$0.03	$(0.06)	$0.10	$0.24
(1) The results for the quarter ended April 3, 2020 include the impact of six additional days as compared to the quarter ended March 29, 2019 due to our accounting close schedule and leap year.
(2) The results for the quarter ended December 31, 2020 include the impact of five fewer days as compared to the quarter ended December 31, 2019 due to our accounting close schedule.
(3) The sum of the net income (loss) per share amounts may not add due to rounding.
(4) The results from continuing operations includes the impact from discrete income tax benefits mainly associated with internal entity structural changes and finalization of tax return filing positions.

	Quarter Ended
	March 29, 2019	June 28, 2019	September 27, 2019	December 31, 2019
	(In thousands, except per share data)
Net sales	$683,919	$908,647	$846,519	$888,373
Gross profit	261,013	376,058	368,142	395,843
Net income (loss) from continuing operations	(21,530)	2,212	3,770	34,411
Income (loss) from discontinued operations, net of taxes	(26,472)	(468,817)	9,024	(49,744)
Net income (loss) attributable to Colfax Corporation	(52,023)	(469,234)	10,474	(16,863)

Net income (loss) per share - basic
Continuing operations	$(0.17)	$0.01	$0.02	$0.24
Discontinued operations	$(0.22)	$(3.46)	$0.06	$(0.36)
Consolidated operations	$(0.39)	$(3.45)	$0.08	$(0.12)

Net income (loss) per share - diluted
Continuing operations	$(0.17)	$0.01	$0.02	$0.24
Discontinued operations	$(0.22)	$(3.46)	$0.06	$(0.36)
Consolidated operations	$(0.39)	$(3.45)	$0.08	$(0.12)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Subsequent Events

On January 19, 2021, the Company, through its wholly-owned subsidiary, DJO, acquired Trilliant Surgical (“Trilliant”), a national provider of foot and ankle orthopedic implants, for $82.0 million cash consideration. The leading product technologies of Trilliant support the Medical Technology segment’s focused expansion into the adjacent high-growth $1 billion U.S. foot and ankle market. Trilliant has a broad product portfolio that covers the full universe of foot reconstructive and fixation procedures, and includes the novel Arsenal Foot Plating System, designed for greater flexibility and speed of implant placement. The estimated proforma annual revenues of the Trilliant acquisition are approximately 1% of Colfax consolidated revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-K has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-K, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

The Company completed the DJO acquisition on February 22, 2019. Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of DJO have a material effect on the Company’s internal control over financial reporting. During the year ended December 31, 2020, the Company has completed the process of incorporating the internal controls and procedures of DJO into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include DJO.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring

Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act, if necessary, is incorporated by reference to such information included in our proxy statement for our 2021 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2021 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Delinquent Section 16(a) Reports”.

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that applies to all employees, including our principal executive officer, our principal financial officer, principal accounting officer or other persons performing similar functions. A copy of the code of ethics is available on the Corporate Governance page of the Investor Relations section of our website at www.colfaxcorp.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address above.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2021 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2021 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2021 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2021 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page

111
of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits: See exhibits listed under Part (B) below.

(B)    Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	118
EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase Agreement, dated as of September 24, 2017, by and between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017
2.2	Agreement and Plan of Merger, dated as of November 19, 2018, by and among DJO Global, Inc. Colfax Corporation, Motion Merger Sub, Inc. and Grand Slam Holdings, LLC	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on November 19, 2018
2.3	Equity and Asset Purchase Agreement, dated as of May 15, 2019, by and among Colfax Corporation, the entities set forth on Schedule I-A thereto, Granite Holdings US Acquisition Co. International, Inc. and Brilliant 3047, GmbH	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 17, 2019
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
4.2	Indenture, dated as of April 19, 2017, by and among Colfax Corporation, as issuer, the Subsidiary Guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as transfer agent, registrar and authenticating agent, and Form of Global Note included therein	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 19, 2017
4.3	Purchase Contract Agreement dated as of January 11, 2019, by and between Colfax Corporation and U.S. Bank National Association, as purchase contract agent, attorney-in-fact for holders of purchase contracts and trustee under the indenture	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.4	Indenture dated as of January 11, 2019, by and between Colfax Corporation and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.5	First Supplemental Indenture, dated as of January 11, 2019, between Colfax Corporation and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.6	Indenture, dated as of February 5, 2019, between CFX Escrow Corporation, as issuer, and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2019
4.7	First Supplemental Indenture, dated as of February 22, 2019, by and among Colfax Corporation (as successor to CFX Escrow Corporation), the guarantors named therein and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2019

Exhibit No.	Description	Location
4.8	Description of Securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.8 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.1	Colfax Corporation 2008 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.2	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.3	Colfax Corporation 2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016
10.4	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.5	Form of Non-Qualified Stock Option Agreement for officers with retirement provision *	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.6	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.7	Form of Non-Qualified Stock Option Agreement for non-officers with retirement provision*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.8	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.9	Form of Performance Stock Unit Agreement with retirement provision*	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.10	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.11	Form of Restricted Stock Unit Agreement with retirement provisions*	Incorporated by reference to Exhibit 10.12 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.12	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.13	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.14	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.15	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.16	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.17	Colfax Corporation 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020

Exhibit No.	Description	Location
10.18	Form of Non-Qualified Stock Option Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.19	Form of Non-Qualified Stock Option Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.20	Form of Non-Qualified Stock Option Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.21	Form of Performance Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.22	Form of Performance Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.23	Form of Restricted Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.24	Restricted Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.25	Form of Restricted Stock Unit Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.26	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.27	Amendment No. 1 to Colfax Corporation Amended and Restated Excess Benefit Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.19 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.28	Colfax Corporation Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.29	Amendment No. 1 to Colfax Corporation Nonqualified Deferred Compensation Plan, effective as of February 13, 2017*	Incorporated by reference to Exhibit 10.21 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.30	Amendment No. 2 to Colfax Corporation Nonqualified Deferred Compensation Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.22 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.31	Employment Agreement between Matthew L. Trerotola and Colfax Corporation*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015
10.32	Letter Agreement between Colfax Corporation and Christopher Hix*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016
10.33	Employment Agreement between Colfax Corporation and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.34	Letter Agreement between Colfax Corporation and Shyam Kambeyanda*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2017
10.35	Employment Agreement, dated as of November 14, 2016, by and between DJO Global, Inc. and Brady Shirley*	Filed herewith

Exhibit No.	Description	Location
10.36	Form of Indemnification Agreement between Colfax Corporation and each of its directors and executive officers*	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
10.37	Form of Change in Control Agreement*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 29, 2020
10.38	Colfax Corporation Annual Incentive Plan, as amended and restated April 3, 2020*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 9, 2020
10.39	Colfax Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
10.40	Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.41	Amendment No. 1 to the Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File 333-148486) as filed with the SEC on February 16, 2018
10.42	Credit Agreement, dated December 17, 2018, by and among Colfax Corporation, as the borrower, certain U.S. subsidiaries of Colfax Corporation identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein	Incorporated by reference to Exhibit 99.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 18, 2018
10.43	Amendment No. 1 to Credit Agreement dated as of September 25, 2019.	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 31, 2019
10.44	Amendment No. 2 to Credit Agreement dated as of December 6, 2019	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 11, 2019
10.45	Amendment No. 3 to Credit Agreement dated as of May 1, 2020	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 7, 2020
10.46	Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales	Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on March 11, 2008
10.47	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.48	Amendment No. 2 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 15, 2016	Incorporated by reference to Exhibit 10.37 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.49	Amendment No. 3 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 21, 2019	Incorporated by reference to Exhibit 10.40 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 21, 2019
10.50	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.51	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012

Exhibit No.	Description	Location
10.52	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
21.1	Subsidiaries of registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 is formatted in Inline XBRL (included as Exhibit 101).	Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2021.

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
Date:     February 18, 2021

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER M. HIX
Christopher M. Hix
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ DOUGLAS J. PITTS
Douglas J. Pitts
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ LIAM KELLY
Liam Kelly
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Charged to Other Accounts (2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2020:
Allowance for credit losses(3)	$36,009	$7,574	$—	$(5,165)	$(752)	$37,666
Allowance for excess slow-moving and obsolete inventory	36,231	35,836	—	(9,346)	119	62,840
Valuation allowance for deferred tax assets	149,037	6,194	48,525	—	(415)	203,341
Year Ended December 31, 2019:
Allowance for credit losses	$35,152	$14,018	$—	$(16,255)	$(281)	$32,634
Allowance for excess slow-moving and obsolete inventory	41,130	10,655	—	(15,302)	(252)	36,231
Valuation allowance for deferred tax assets	148,023	11,250	9,100	(18,636)	(700)	149,037
Year Ended December 31, 2018:
Allowance for credit losses	$31,488	$13,258	$—	$(7,381)	$(2,213)	$35,152
Allowance for excess slow-moving and obsolete inventory	34,960	20,446	—	(12,113)	(2,163)	41,130
Valuation allowance for deferred tax assets	155,131	9,743	7,180	(16,706)	(7,325)	148,023
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    Represents amounts charged to goodwill and reclassifications to deferred tax asset accounts.
(3) The Allowance for credit losses as of January 1, 2020 includes the cumulative-effect adjustment of the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

S-1