Form 10-Q
period 2021-04-02
Colfax CORP
filed 2021-04-29
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2021
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 2, 2021, there were 135,597,331 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020

Net sales	$879,211	$816,356
Cost of sales	508,134	468,142
Gross profit	371,077	348,214
Selling, general and administrative expense	305,724	292,197
Restructuring and other related charges	4,046	9,180
Operating income	61,307	46,837
Interest expense, net	25,660	24,796
Income from continuing operations before income taxes	35,647	22,041
Income tax expense	7,917	13,173
Net income from continuing operations	27,730	8,868
Loss from discontinued operations, net of taxes	(7,490)	(3,360)
Net income	20,240	5,508
Less: income attributable to noncontrolling interest, net of taxes	1,166	1,027
Net income attributable to Colfax Corporation	$19,074	$4,481
Net income (loss) per share - basic
Continuing operations	$0.19	$0.06
Discontinued operations	$(0.05)	$(0.02)
Consolidated operations	$0.14	$0.03
Net income (loss) per share - diluted
Continuing operations	$0.19	$0.06
Discontinued operations	$(0.05)	$(0.02)
Consolidated operations	$0.13	$0.03

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020
Net income	$20,240	$5,508
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $2,280 and $519	(53,181)	(172,792)
Unrealized gain on hedging activities, net of tax expense of $4,243 and $3,873	12,381	11,036
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $317 and $252	1,055	866
Other comprehensive loss	(39,745)	(160,890)
Comprehensive loss	(19,505)	(155,382)
Less: comprehensive income (loss) attributable to noncontrolling interest	1,042	(1,567)
Comprehensive loss attributable to Colfax Corporation	$(20,547)	$(153,815)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	April 2, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$763,653	$97,068
Trade receivables, less allowance for credit losses of $35,560 and $37,666	553,785	517,006
Inventories, net	606,208	564,822
Prepaid expenses	75,205	69,515
Other current assets	79,114	113,418
Total current assets	2,077,965	1,361,829
Property, plant and equipment, net	479,240	486,960
Goodwill	3,331,531	3,314,541
Intangible assets, net	1,652,957	1,663,446
Lease asset - right of use	170,620	173,942
Other assets	354,301	350,831
Total assets	$8,066,614	$7,351,549

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$727,369	$27,074
Accounts payable	406,744	330,251
Accrued liabilities	424,298	454,333
Total current liabilities	1,558,411	811,658
Long-term debt, less current portion	1,481,997	2,204,169
Non-current lease liability	137,329	139,230
Other liabilities	597,808	608,618
Total liabilities	3,775,545	3,763,675
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 135,597,331 and 118,496,687 issued and outstanding as of April 2, 2021 and December 31, 2020, respectively	135	118
Additional paid-in capital	4,201,745	3,478,008
Retained earnings	536,441	517,367
Accumulated other comprehensive loss	(491,727)	(452,106)
Total Colfax Corporation equity	4,246,594	3,543,387
Noncontrolling interest	44,475	44,487
Total equity	4,291,069	3,587,874
Total liabilities and equity	$8,066,614	$7,351,549

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	118,496,687	$118	$3,478,008	$517,367	$(452,106)	$44,487	$3,587,874
Net income	—	—	—	19,074	—	1,166	20,240
Distributions to noncontrolling owners	—	—	—	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax expense of $6,840	—	—	—	—	(39,621)	(124)	(39,745)
Conversion of tangible equity units into common stock	344,412	—	—	—	—	—	—
Common stock repurchases	(21,082)	—	(971)	—	—	—	(971)
Common stock offering, net of issuance costs	16,100,000	16	711,305	—	—	—	711,321
Common stock-based award activity	677,314	1	13,403	—	—	—	13,404
Balance at April 2, 2021	135,597,331	$135	$4,201,745	$536,441	$(491,727)	$44,475	$4,291,069

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2019	118,059,082	$118	$3,445,597	$479,560	$(483,845)	$48,198	$3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	4,481	—	1,027	5,508
Distributions to noncontrolling owners	—	—	—	—	—	(8)	(8)
Other comprehensive loss, net of tax expense of $4,644	—	—	—	—	(158,297)	(2,593)	(160,890)
Common stock-based award activity	268,323	—	8,344	—	—	—	8,344
Balance at April 3, 2020	118,327,405	$118	$3,453,941	$479,223	$(642,142)	$46,624	$3,337,764

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 2, 2021	April 3, 2020

Cash flows from operating activities:
Net income	$20,240	$5,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	62,785	58,336
Stock-based compensation expense	7,807	6,124
Non-cash interest expense	1,537	1,311
Deferred income tax benefit	(3,614)	(567)
Loss on sale of property, plant and equipment	257	976
Changes in operating assets and liabilities:
Trade receivables, net	(39,950)	29,445
Inventories, net	(32,743)	(16,431)
Accounts payable	83,442	30,592
Other operating assets and liabilities	(15,379)	(59,065)
Net cash provided by operating activities	84,382	56,229
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,537)	(31,113)
Proceeds from sale of property, plant and equipment	—	1,688
Acquisitions, net of cash received, and investments	(103,475)	(7,830)
Net cash used in investing activities	(128,012)	(37,255)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facilities and other	179,367	608,673
Repayments of borrowings on revolving credit facilities and other	(185,643)	(364,403)
Proceeds from issuance of common stock, net	716,632	2,220
Deferred consideration payments and other	(2,704)	(1,353)
Net cash provided by financing activities	707,652	245,137
Effect of foreign exchange rates on Cash and cash equivalents and Restricted cash	(1,438)	(8,139)
Increase in Cash and cash equivalents and Restricted cash	662,584	255,972
Cash and cash equivalents and Restricted Cash, beginning of period	101,069	109,632
Cash and cash equivalents, end of period	$763,653	$365,604

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

On March 4, 2021, the Company announced its intention to separate its fabrication technology and specialty medical technology businesses into two differentiated, independent, and publicly traded companies. The current Colfax entity will retain the specialty medical technology business under a new name, while the fabrication technology business will operate independently under the existing ESAB brand name. The separation is intended to be structured in a tax-free manner and is targeted to be completed in the first quarter of 2022. The assets, liabilities, revenues and expenses of the fabrication technology businesses are included in continuing operations of the Company in the accompanying Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. The Condensed Consolidated Balance Sheet as of December 31, 2020 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), filed with the SEC on February 18, 2021.

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

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred and included in Selling, general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Research and development costs were $19.9 million during the three months ended April 2, 2021, and $18.5 million during the three months ended April 3, 2020.

The results of operations for the three months ended April 2, 2021 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. Medical Technology sales typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for the Company’s products. In 2021, these impacts continue to be observed, though to a lesser extent than 2020, primarily as a result of broadening access to COVID-19 vaccines and gradual relaxing of some government-mandated restrictions. The COVID-19 outbreak has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption are difficult to forecast.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2021

Standard	Description	Effective Date
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

January 1, 2021
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of accounting for income taxes. The Company adopted this ASU as of January 1, 2021 on a prospective basis, and the adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.	January 1, 2021

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Discontinued Operations

The Company retained certain asbestos-related contingencies and insurance coverages from divested businesses for which it did not retain an interest in the ongoing operations subject to the contingencies. The Company has classified asbestos-related selling, general and administrative activity in its Condensed Consolidated Statements of Operations as part of Loss from discontinued operations, net of taxes. During the three months ended April 2, 2021 and April 3, 2020, the Company recorded $0.9 million and $1.4 million, respectively, of asbestos-related costs, net of tax. See Note 13, “Commitments and Contingencies” for further information.

The Company also recorded Loss from discontinued operations, net of tax of $6.6 million and $2.0 million for the three months ended April 2, 2021 and April 3, 2020, respectively, related to its divested air and gas handling business, including a settlement executed in 2021, as well as certain professional, legal, and consulting fees in 2020.

Cash used in operating activities related to discontinued operations for the three months ended April 2, 2021 was $7.3 million. Cash provided by operating activities related to discontinued operations for the three months ended April 3, 2020 was $0.8 million.

4. Acquisitions

The Company completed one acquisition in its Fabrication Technology segment and two acquisitions in its Medical Technology segment during the three months ended April 2, 2021 for total consideration, net of cash received, of $88.7 million. The acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date. The Company also made two investments in medical technology businesses during the three months ended April 2, 2021 for a total of $14.8 million. Both investments are carried at cost, as they do not have a readily determinable fair value.

Acquisitions in the Medical Technology segment included Trilliant Surgical (“Trilliant”), a national provider of foot and ankle orthopedics implants. The product technologies of Trilliant support the Medical Technology segment’s focused expansion into the adjacent foot and ankle market. Trilliant has a broad product portfolio that covers the full universe of foot reconstructive and fixation procedures, and includes the novel Arsenal Foot Plating System, designed for greater flexibility and speed of implant placement. The acquisition was completed for $82.3 million cash consideration, subject to certain adjustments. Net working capital and intangible assets acquired represent 18% and 46% of the total consideration paid, respectively, with the residual amount primarily attributable to Goodwill. All of the Goodwill acquired is expected to be deductible for income tax purposes. The estimated proforma annual revenues of the Trilliant acquisition are approximately 1% of Colfax consolidated revenues.

5. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company disaggregates its Fabrication Technology revenue into the following product groups:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(In thousands)
Equipment	$173,750	$156,800
Consumables	394,378	368,737
Total	$568,128	$525,537

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

The Company disaggregates its Medical Technology revenue into the following product groups:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(In thousands)
Prevention & Recovery(1)	$235,238	$223,785
Reconstructive	75,845	67,034
Total	$311,083	$290,819
(1) For the periods presented, the Prevention & Recovery product group includes bone growth stimulation products, which were previously classified as part of the Reconstructive product group.

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of April 2, 2021 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2020 and 2019, total contract liabilities were $36.6 million and $14.8 million, respectively. During the three months ended April 2, 2021 and April 3, 2020, revenue recognized that was included in the contract liability balance at the beginning of the year was $14.3 million and $4.9 million, respectively. As of April 2, 2021 and April 3, 2020, total contract liabilities were $40.0 million and $17.0 million, respectively, and were included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The contract liabilities as of April 2, 2021 and December 31, 2020 include $11.8 million of certain one-time advance payments in the Medical Technology business.

Allowance for Credit Losses

The Company’s estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. In calculating and applying its current expected credit losses, the Company disaggregates trade receivables into business segments due to risk characteristics unique to each segment given the individual lines of business and market. The business segments are further disaggregated based on either geography or product type.

The Company uses a loss rate methodology in calculating its current expected credit losses, leveraging historical write-offs over a defined lookback period in deriving a historical loss rate. The expected credit loss model further considers current conditions and reasonable and supportable forecasts using an adjustment for current and projected macroeconomic factors. Management identified appropriate macroeconomic indicators based on tangible correlation to historical losses considering the location and risks associated with the Company.

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 2, 2021
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$37,666	$239	$(1,062)	$(1,283)	$35,560

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(In thousands, except share and per share data)
Computation of Net income per share from continuing operations - basic:
Net income from continuing operations attributable to Colfax Corporation (1)	$26,564	$7,841
Weighted-average shares of Common stock outstanding – basic	139,603,389	136,601,111
Net income per share from continuing operations – basic	$0.19	$0.06

Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Colfax Corporation (1)	$26,564	$7,841
Weighted-average shares of Common stock outstanding – basic	139,603,389	136,601,111
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	2,167,918	4,868,927
Weighted-average shares of Common stock outstanding – diluted	141,771,307	141,470,038
Net income per share from continuing operations – diluted	$0.19	$0.06
(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes, of $1.2 million for the three months ended April 2, 2021, and $1.0 million for the three months ended April 3, 2020, respectively.

For three months ended April 2, 2021 and April 3, 2020, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. For the three months ended April 3, 2020, the weighted-average shares of Common stock outstanding - diluted includes the impact of an additional 3.7 million potentially issuable dilutive shares related to Colfax’s tangible equity units as a result of the Company’s share price in March 2020. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended April 2, 2021 and April 3, 2020 excludes 1.4 million and 3.9 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three months ended April 2, 2021, Income from continuing operations before income taxes was $35.6 million, while the income tax expense was $7.9 million. The effective tax rate was 22.2% for the three months ended April 2, 2021. The effective tax rate for the three months ended April 2, 2021 differed from the 2021 U.S. federal statutory rate of 21% mainly due to withholding taxes, taxable foreign exchange gains and other non-deductible expenses partially offset by the benefit of U.S. tax credits.

During the three months ended April 3, 2020, Income from continuing operations before income taxes was $22.0 million, while the income tax expense was $13.2 million. The effective tax rate was 59.8% for the three months ended April 3, 2020. The effective tax rate for the three months ended April 3, 2020 differed from the 2020 U.S. federal statutory rate of 21% mainly due to the impact of additional U.S. tax on international operations and taxable foreign exchange gains offset in part by a discrete tax benefit associated with the enactment of a tax law change in India. Income taxes for the three months ended April 3, 2020 were calculated using the actual year-to-date effective tax rate, also known as the discrete method. The discrete method was used because of the high degree of uncertainty in estimating annual pretax earnings at that time caused by the COVID-19 pandemic market conditions.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Equity

Common Stock

On March 19, 2021, the Company completed the underwritten public offering of 16.1 million shares of Colfax Common stock at a price to the public of $46.00 per share, resulting in net proceeds of approximately $711.3 million, after deducting offering expenses and underwriters’ discount and commissions.

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of April 2, 2021, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended April 2, 2021 and April 3, 2020. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2021	$(112,783)	$(360,977)	$21,654	$(452,106)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	709	(82,663)	(2,201)	(84,155)
Gain on long-term intra-entity foreign currency transactions	—	31,098	—	31,098
Gain on net investment hedges	—	—	12,381	12,381
Other comprehensive income (loss) before reclassifications	709	(51,565)	10,180	(40,676)
Amounts reclassified from Accumulated other comprehensive loss	1,055	—	—	1,055
Net Other comprehensive income (loss)	1,764	(51,565)	10,180	(39,621)
Balance at April 2, 2021	$(111,019)	$(412,542)	$31,834	$(491,727)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2020	$(106,500)	$(421,889)	$44,544	$(483,845)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	1,672	(170,679)	(1,310)	(170,317)
Loss on long-term intra-entity foreign currency transactions	—	(1,027)	—	(1,027)
Gain on net investment hedges	—	—	12,180	12,180
Other comprehensive income (loss) before reclassifications	1,672	(171,706)	10,870	(159,164)
Amounts reclassified from Accumulated other comprehensive loss	867	—	—	867
Net Other comprehensive income (loss)	2,539	(171,706)	10,870	(158,297)
Balance at April 3, 2020	$(103,961)	$(593,595)	$55,414	$(642,142)

Tangible equity unit (“TEU”) offering

On January 11, 2019, the Company issued 4.6 million tangible equity units at the stated amount of $100 per unit. Net cash of $447.7 million was received upon closing. A portion of the proceeds from the issuance of the TEUs were allocated initially to equity (the “TEU prepaid stock purchase contract”) and debt (the “TEU amortizing notes”) based on the relative fair value of the respective components of each TEU. See Note 10, “Debt ” for further information regarding the TEU amortizing notes.
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

Earnings per share

Unless the TEU stock purchase contracts are redeemed by the Company or settled earlier at the unit holder’s option, they are mandatorily convertible into shares of Colfax common stock at not less than 4.0 shares per purchase contract or more than 4.8054 shares per purchase contract on January 15, 2022. This corresponds to not less than 18.4 million shares and not more than 22.1 million shares at the maximum. The 18.4 million minimum shares are included in the calculation of weighted-average shares of Common stock outstanding - basic. The difference between the minimum and maximum shares represents potentially dilutive securities. The Company includes them in its calculation of weighted-average shares of Common stock outstanding - diluted on a pro rata basis to the extent the effect is not anti-dilutive and the average Applicable Market Value is

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

higher than the reference price but is less than the threshold appreciation price. During the three months ended April 2, 2021, 0.1 million stock purchase contracts were converted into approximately 0.3 million shares of Colfax common stock at a conversion rate of 4.0 shares per contract.

9. Inventories, Net

Inventories, net consisted of the following:

	April 2, 2021	December 31, 2020
	(In thousands)
Raw materials	$116,562	$110,848
Work in process	44,613	40,517
Finished goods	504,806	476,297
	665,981	627,662
Less: allowance for excess, slow-moving and obsolete inventory	(59,773)	(62,840)
Inventories, net	$606,208	$564,822

10. Debt

Long-term debt consisted of the following:

	April 2, 2021	December 31, 2020
	(In thousands)
Term loan	$781,767	$781,557
Euro senior notes	408,611	425,045
2024 and 2026 notes	991,925	991,319
TEU amortizing notes	25,241	31,251
Revolving credit facilities and other	1,822	2,071
Total debt	2,209,366	2,231,243
Less: current portion	(727,369)	(27,074)
Long-term debt	$1,481,997	$2,204,169

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

The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as the ratio of Consolidated Net Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) of 6.50:1.00 for the quarter ending March 31, 2021, 5.25:1.00 for the quarter ending June 30, 2021, 4.50:1.00 for the quarter ending September 30, 2021, 4.25:1.00 for the quarters ending December 31, 2021 and March 31, 2022, 4.00:1.00 for the quarters ending June 30, 2022 and September 30, 2022, and 3.50:1.00 as of December 31, 2022 and for each fiscal quarter ending thereafter, and (ii) a minimum interest coverage ratio of 2.75:1.00 for each fiscal quarter until June 30, 2021, and then 3.00:1.00 for the quarters ending September 30, 2021 and thereafter. The Credit Facility also includes a “springing” collateral provision (based upon the Gross Leverage Ratio as defined in the Amendment to the Credit Facility) which requires the obligations under the Amendment to the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries and the equity of its first tier foreign subsidiaries, subject to customary exceptions, in the event Colfax’s gross leverage ratio under the Credit Facility is greater than 5.00:1.00 as of the last day of any fiscal quarter. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. As of April 2, 2021, the Company was in compliance with the covenants under the Credit Facility.

As of April 2, 2021, the weighted-average interest rate of borrowings under the Credit Facility was 1.86%, excluding accretion of original issue discount and deferred financing fees, and there was $975 million available on the Revolver.

Euro Senior Notes

The Company has senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025, have an interest rate of 3.25% and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.

TEU Amortizing Notes

Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum, and has equal quarterly cash installments of $1.4375 per TEU amortizing note on each January 15, April 15, July 15 and October 15 with a final installment payment date of January 15, 2022. The quarterly cash installment constitutes a payment of interest and a partial repayment of principal. The Company paid $6.6 million on the TEU amortizing notes in both the three months ended April 2, 2021 and April 3, 2020, respectively. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company. For more information on the Tangible equity units, refer to Note 8, “Equity.”

2024 Notes and 2026 Notes

The Company had senior notes with aggregate principal amounts of $600 million (the “2024 Notes”), which were due on February 15, 2024 and had an interest rate of 6.0%. The Company has senior notes with aggregate principal amounts of $400 million (the “2026 Notes”), which are due on February 15, 2026 and have an interest rate of 6.375%. Each tranche of notes is guaranteed by certain domestic subsidiaries of the Company. The Company redeemed all of its outstanding 2024 Notes and $100 million of the outstanding principal amount of its 2026 Notes on April 24, 2021. See Note 15, “Subsequent Events” for further information.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $192.1 million. As of April 2, 2021, there were no outstanding borrowings under these facilities.

The Company is party to letter of credit facilities with an aggregate capacity of $338.6 million. Total letters of credit of $64.9 million were outstanding as of April 2, 2021.

In total, the Company had deferred financing fees of $21.0 million included in its Condensed Consolidated Balance Sheet as of April 2, 2021, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	April 2, 2021	December 31, 2020
	(In thousands)
Accrued compensation and related benefits	$85,509	$98,455
Accrued taxes	52,031	57,286
Accrued asbestos-related liability	42,411	41,626
Warranty liability - current portion	15,799	15,543
Accrued restructuring liability - current portion	7,385	7,889
Accrued third-party commissions	26,990	25,480
Customer advances and billings in excess of costs incurred	40,051	36,737
Lease liability - current portion	37,791	39,695
Accrued interest	14,653	27,153
Other	101,678	104,469
Accrued liabilities	$424,298	$454,333

Warranty Liability
The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(In thousands)
Warranty liability, beginning of period	$15,543	$15,528
Accrued warranty expense	2,042	1,121
Changes in estimates related to pre-existing warranties	589	318
Cost of warranty service work performed	(2,472)	(1,910)
Acquisition-related liability	321	—
Foreign exchange translation effect	(224)	(1,309)
Warranty liability, end of period	$15,799	$13,748

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 2, 2021
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$5,336	$248	$(559)	$(13)	$5,012
Facility closure costs(2)	591	2,827	(2,831)	(4)	583
	5,927	3,075	(3,390)	(17)	5,595
Non-cash charges(2)		—
		3,075
Medical Technology:
Termination benefits(1)	1,884	358	(736)	—	1,506
Facility closure costs(2)	297	613	(613)	—	297
	2,181	971	(1,349)	—	1,803
Non-cash charges(2)		—
		971
Total Colfax Corporation:
Total restructuring liability activity	$8,108	$4,046	$(4,739)	$(17)	$7,398
Total Non-cash charges		—
		$4,046
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities.
(3) As of April 2, 2021, $7.4 million of the Company’s restructuring liability was included in Accrued liabilities, whereas less than $0.1 million of the Company’s restructuring liability was included in Other liabilities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $2.3 billion estimated fair value of the Company’s debt as of April 2, 2021 and December 31, 2020 was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	April 2, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,252	$—	$—	$6,252
Foreign currency contracts - not designated as hedges	—	1,581	—	1,581
Deferred compensation plans	—	11,802	—	11,802
	$6,252	$13,383	$—	$19,635

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$4,191	$—	$4,191
Deferred compensation plans	—	11,802	—	11,802
	$—	$15,993	$—	$15,993

	December 31, 2020
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$7,420	$—	$—	$7,420
Foreign currency contracts - not designated as hedges	—	2,194	—	2,194
Deferred compensation plans	—	10,881	—	10,881
	$7,420	$13,075	$—	$20,495

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,781	$—	$1,781
Deferred compensation plans	—	10,881	—	10,881
	$—	$12,662	$—	$12,662

There were no transfers in or out of Level One, Two or Three during the three months ended April 2, 2021.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of April 2, 2021 and December 31, 2020, the Company had foreign currency contracts related to purchases and sales with notional values of $309.4 million and $250.4 million, respectively.

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain on net investment hedges(1)	$12,381	$12,180
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts
Unrealized gain (loss)	(2,611)	2,417
Realized gain (loss)	51	(197)
(1) The unrealized gain on net investment hedges is attributable to the change in valuation of Euro denominated debt.

Restricted Cash

Financial instruments also include Restricted cash. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Restricted cash is recorded as a component of Other current assets on the Condensed Consolidated Balance Sheets. The Restricted cash as of December 31, 2020 is related to an acquisition which closed in the first quarter of 2021.

The following table summarizes the Company’s Cash and cash equivalents and Restricted cash:

	April 2, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$763,653	$97,068
Restricted cash	—	4,001
Cash and cash equivalents and Restricted cash	$763,653	$101,069

13. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s 2020 Form 10-K. Since the Company did not retain an interest in the ongoing operations of its divested businesses, the retained asbestos-related activity has been classified in its Condensed Consolidated Statements of Operations as a component of Loss from discontinued operations, net of taxes.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asbestos Contingencies

Asbestos-related claims activity since December 31 is as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(Number of claims)
Claims unresolved, beginning of period	14,809	16,299
Claims filed(1)	1,067	1,043
Claims resolved(2)	(581)	(600)
Claims unresolved, end of period	15,295	16,742
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	April 2, 2021	December 31, 2020
	(In thousands)
Long-term asbestos insurance asset(1)	$229,879	$232,712
Long-term asbestos insurance receivable(1)	27,868	31,815
Accrued asbestos liability(2)	42,411	41,626
Long-term asbestos liability(3)	248,669	253,144
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

▪Fabrication Technology - a leading global supplier of consumable products and equipment for use in the cutting, joining and automated welding, as well as gas control equipment, providing a wide range of products with innovative technologies to solve challenges in a wide range of industries.

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

The Company’s segment results were as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(In thousands)
Net sales:
Fabrication Technology	$568,128	$525,537
Medical Technology	311,083	290,819
	$879,211	$816,356
Segment operating income (loss)(1):
Fabrication Technology	$82,305	$69,036
Medical Technology	2,162	3,804
Corporate and other	(17,361)	(14,078)
	$67,106	$58,762
(1) Following is a reconciliation of Income from continuing operations before income taxes to segment operating income:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(In thousands)
Income from continuing operations before income taxes	$35,647	$22,041
Interest expense, net	25,660	24,796
Restructuring and other related charges(1)	4,046	11,025
MDR and other costs(2)	1,753	900
Segment operating income	$67,106	$58,762
(1) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 3, 2020, only.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. Subsequent Events

On April 24, 2021, the Company redeemed all of its outstanding 2024 Notes and $100 million of the outstanding principal amount of its 2026 Notes for $724.4 million in aggregate. The 2024 Notes were redeemed at a redemption price of 103.000% of its principal amount, and the 2026 Notes were redeemed at a redemption price of 106.375% of its principal amount, plus, in each case, accrued and unpaid interest through the date of redemption. In the second quarter of 2021, a net loss on the early extinguishment of debt of approximately $29.9 million will be recorded and will include $24.4 million of call premium on the retired debt.

On April 23, 2021, the Company completed the acquisition of MedShape, Inc. (“MedShape), a provider of innovative surgical solutions for foot and ankle surgeons using its patented superelastic nickel titanium (NiTiNOL) and shape memory polymer technologies. The acquisition, which expands Company’s foot and ankle platform, was completed for cash consideration of $125 million, subject to certain adjustments. The estimated proforma annual revenues of the MedShape acquisition are less than 1% of Colfax consolidated revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2021 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the intended separation of our fabrication and medical technology businesses into two differentiated, independent publicly traded companies (the “Separation”); the timing and method of the Separation; the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for, each company following the Separation; the tax treatment of the Separation; the leadership of each company following the Separation; the impact of the COVID-19 global pandemic, including the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

•risks related to the impact of the COVID-19 global pandemic, including actions by governments, businesses and individuals in response to the situation, such as the scope and duration of the outbreak, the nature and effectiveness of government actions and restrictive measures implemented in response, delays and cancellations of medical procedures, supply chain disruptions, the impact on creditworthiness and financial viability of customers, and other impacts on our business and ability to execute business continuity plans;

•risks related to the proposed Separation, targeted for the first quarter of 2022, including the final approval of the Separation by our board of directors, the uncertainty of obtaining regulatory approvals, including U.S. Internal Revenue Service rulings, if sought, our ability to satisfactorily complete steps necessary for the Separation and related transactions for the Separation to be generally tax-free for U.S. federal income tax purposes, the ability to satisfy the necessary conditions to complete the Separation on a timely basis, or at all, our ability to realize the anticipated benefits of the Separation, developments related to the impact of the COVID-19 pandemic on the Separation and the financial and operating performance of each company following the Separation;

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

•changes in our tax rates, realizability of deferred tax assets, or exposure to additional income tax liabilities, including the effects of the COVID-19 global pandemic and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisition; and

•other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2020 Form 10-K and this Form 10-Q.

The effects of the COVID-19 pandemic, including actions by governments, businesses and individuals in response to the situation, may give rise or contribute to or amplify the risks associated with many of these factors.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2020 Form 10-K and Part II. Item 1A. “Risk Factors” in this Form 10-Q for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

Please see Part I, Item 1. “Business” in our 2020 Form 10-K for a discussion of Colfax’s objectives and methodologies for delivering shareholder value.

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

Integral to our operations is Colfax Business System (“CBS”), our business management system. CBS is our culture and includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended April 2, 2021 to the three months ended April 3, 2020 is affected by the following additional significant items:

Recent Events

The Separation

We currently report our operations through our Fabrication Technology and Medical Technology segments. These businesses operate in distinct markets, with unique business opportunities and investment requirements. On March 4, 2021, we announced the intention to separate these businesses into two differentiated, independent publicly traded companies (the “Separation”). The Chairman of our board of directors and co-founder of Colfax, Mitchell P. Rales, is expected to serve on the boards of directors of both companies.

We expect that the Separation will allow each company to: (1) optimize capital allocation for internal investment, M&A and return of capital to shareholders; (2) tailor investment to its specific business profile and strategic priorities in the most efficient manner possible; (3) increase operating flexibility and resources to capitalize on growth opportunities in its respective markets; and (4) improve both investor alignment with its clear value proposition and the ability for investors to value it based on its distinct strategic, operational and financial characteristics. The Separation would also provide each company with an appropriately valued acquisition currency that could be used for larger, transformational transactions.

We intend for the Separation to be structured in a tax-free manner, and we are targeting completion of the Separation for the first quarter of 2022. Completion of the Separation is subject to, among other things, completion of financing and other transactions on satisfactory terms, other steps necessary to qualify the Separation as a tax-free transaction, receipt of other regulatory approvals and final approval from our board of directors. There can be no assurance regarding the form and timing of the Separation or its completion. Details regarding the Separation will be included in our future filings with the SEC.

Please see Part II. Items 1A. “Risk Factors” in this Form 10-Q for further discussion of the Company’s risks relating to the Separation.

The COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions in 2020, significantly affecting broader economies, financial markets, and overall demand for our products.

In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending or restricting employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted measures throughout 2020 and into 2021, including periodically closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing.

During 2020, we implemented a broad range of temporary actions to mitigate the effects of lower sales levels including temporarily reducing salaries, furloughing and laying-off employees, significantly curtailing discretionary expenses, re-phasing of capital expenditures, reducing supplier purchase levels and / or prices, adjusting working capital practices and other measures. Based on the return to more normal sales volumes in the first quarter of 2021, these measures have been removed.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2020 and 2021. In 2020, the pandemic began to impact our financial results in March, with the most severe financial impact occurring in the second quarter. Subsequently, we observed a partial recovery in the second half of 2020. The surge in COVID-19 cases in the fourth quarter of 2020 contributed to certain jurisdictions putting further restrictions into place, which slowed recovery in the fourth quarter of 2020, and the impact continued into the beginning of the first quarter of 2021.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including national and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control that require us to further adjust our operations. In the first quarter of 2021, we observed a gradual normalization in the global economic landscape primarily as a result of increased access to COVID-19 vaccines and relaxing of some government-mandated restrictions. However, given the continued dynamic nature of this situation, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Please see “Part I. Item 1A. Risk Factors” in our 2020 Form 10-K for a further discussion of some of the risks related to the COVID-19 pandemic.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions closed subsequent to the first quarter of 2020.

We completed one acquisition in our Fabrication Technology segment and two acquisitions in our Medical Technology segment during the three months ended April 2, 2021 for total consideration, net of cash received, of $88.7 million. This includes the acquisition of Trilliant Surgical, a national provider of foot and ankle orthopedics implants, for $82.3 million cash consideration, within our Medical Technology segment.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 61% for the three months ended April 2, 2021, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the first quarter of 2021 compared to the first quarter of 2020, fluctuations in foreign currencies had a favorable impact on the change in Net sales of approximately 2% and affected Gross profit and Selling, general and administrative expenses by less than 3%. The changes in foreign exchange rates since December 31, 2020 also decreased net assets by less than 2% as of April 2, 2021.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. However, the business impact caused by the COVID-19 pandemic may distort the effects of historical seasonality patterns.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by our management to assess our operating performance. Adjusted EBITA excludes from Net income (loss) from continuing operations the effect of restructuring and other related charges, MDR and other costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as income tax expense (benefit), and interest expense, net. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring and other related charges, MDR and other costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITA.

	Three Months Ended
	April 2, 2021	April 3, 2020
	(Dollars in millions)
Net income from continuing operations (GAAP)	$27.7	$8.9
Income tax expense	7.9	13.2
Interest expense, net	25.7	24.8
Restructuring and other related charges(1)	4.0	11.0
MDR and other costs(2)	1.8	0.9
Strategic transaction costs(3)	1.4	0.9
Acquisition-related amortization and other non-cash charges(4)	38.5	35.8
Adjusted EBITA (non-GAAP)	$107.1	$95.5
Net income margin from continuing operations (GAAP)	3.2%	1.1%
Adjusted EBITA margin (non-GAAP)	12.2%	11.7%
(1) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three months ended April 3, 2020, only.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Device Regulation of 2017.
(3) For the three months ended April 2, 2021, Strategic transaction costs includes costs related to the Separation. For the three months ended April 3, 2020, Strategic transaction costs includes costs incurred for the acquisition of DJO.
(4) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three months ended April 2, 2021 and April 3, 2020.

	Three Months Ended April 2, 2021
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$79.2	$(0.6)	$(17.4)	$61.3
Restructuring and other related charges	3.1	1.0	—	4.0
MDR and other costs	—	1.8	—	1.8
Segment operating income (loss) (non-GAAP)	82.3	2.2	(17.4)	67.1
Strategic transaction costs	—	—	1.4	1.4
Acquisition-related amortization and other non-cash charges	9.1	29.4	—	38.5
Adjusted EBITA (non-GAAP)	$91.4	$31.6	$(15.9)	$107.1
Segment operating income margin (non-GAAP)	14.5%	0.7%	—%	7.6%
Adjusted EBITA margin (non-GAAP)	16.1%	10.2%	—%	12.2%

	Three Months Ended April 3, 2020
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$66.2	$(5.3)	$(14.1)	$46.8
Restructuring and other related charges(1)	2.8	8.2	—	11.0
MDR and other costs	—	0.9	—	0.9
Segment operating income (loss) (non-GAAP)	69.0	3.8	(14.1)	58.8
Strategic transaction costs	—	—	0.9	0.9
Acquisition-related amortization and other non-cash charges	8.9	26.9	—	35.8
Adjusted EBITA (non-GAAP)	$77.9	$30.7	$(13.2)	$95.5
Segment operating income margin (non-GAAP)	13.1%	1.3%	—%	7.2%
Adjusted EBITA margin (non-GAAP)	14.8%	10.6%	—%	11.7%
(1) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations.

Total Company

Sales

Net sales increased for the three months ended April 2, 2021 as compared with the three months ended April 3, 2020. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended
	Net Sales	%
	(Dollars in millions)
For the three months ended April 3, 2020	$816.4
Components of Change:
Existing Businesses(1)	34.3	4.2%
Acquisitions(2)	14.4	1.8%
Foreign Currency Translation(3)	14.2	1.7%
	62.9	7.7%
For the three months ended April 2, 2021	$879.2
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to factors such as price, product mix and volume.
(2) Represents the incremental sales as a result of acquisitions closed subsequent to the first quarter of 2020.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

The increase in Net sales during the first quarter of 2021 compared with the prior year period was primarily attributable to growth in existing businesses due to the COVID-19 pandemic’s negative impact on sales late in the first quarter of 2020. The existing business sales of our Fabrication Technology segment increased $34.8 million, while our Medical Technology segment decreased $0.5 million. Net sales from existing business were impacted by the fewer selling days in the quarter, but were higher for both segments on a sales per day basis. Our Fabrication Technology segment benefited from new product initiatives. Net sales from acquisitions increased primarily due to acquisitions in our Medical Technology segment that closed in the fourth quarter of 2020 and first quarter of 2021. The weakening of the U.S. dollar relative to other currencies resulted in a $14.2 million favorable foreign currency translation impact.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended
	April 2, 2021	April 3, 2020
	(Dollars in millions)
Gross profit	$371.1	$348.2
Gross profit margin	42.2%	42.7%
Selling, general and administrative expense	$305.7	$292.2
Operating income	$61.3	$46.8
Operating income margin	7.0%	5.7%
Net income from continuing operations	$27.7	$8.9
Net income margin from continuing operations	3.2%	1.1%
Adjusted EBITA (non-GAAP)	$107.1	$95.5
Adjusted EBITA Margin (non-GAAP)	12.2%	11.7%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$4.0	$11.0
MDR and other costs	$1.8	$0.9
Strategic transaction costs	$1.4	$0.9
Acquisition-related amortization and other non-cash charges	$38.5	$35.8
Interest expense, net	$25.7	$24.8
Income tax expense	$7.9	$13.2
(1) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three months ended April 3, 2020, only.

First Quarter of 2021 Compared to First Quarter of 2020

Gross profit increased $22.9 million in the first quarter of 2021 compared with the prior year period due to a $11.0 million increase in our Fabrication Technology segment and a $11.9 million increase in our Medical Technology segment. The Gross profit increase was primarily attributable to acquisition growth, new product initiatives and favorable foreign currency impacts. Gross profit margin declined primarily as a result of inflation-related pricing and cost increases in our Fabrication Technology segment.

Selling, general and administrative expense increased $13.5 million in the first quarter of 2021 compared to the prior year period due to acquisition-related expenses and unfavorable foreign currency translation impacts. Restructuring and other related charges decreased due to the completion of certain Medical Technology segment restructuring programs.

Interest expense, net increased slightly the first quarter of 2021 compared to the same period in the prior year, due primarily to foreign currency gains in the prior year first quarter, partially offset by lower interest rates in the first quarter of 2021 and an overall reduction in debt balances.

The effective tax rate for Net income (loss) from continuing operations during the first quarter of 2021 was 22.2%, which was higher than the 2021 U.S. federal statutory tax rate of 21%, mainly due to withholding taxes, taxable foreign exchange gains and other non-deductible expenses partially offset by the benefit of U.S. tax credits. The effective tax rate for the first quarter of 2020 was 59.8%, which was higher than the 2020 U.S. federal statutory tax rate of 21% mainly due to the impact of additional U.S. tax on international operations and taxable foreign exchange gains offset in part by a discrete tax benefit associated with the enactment of a tax law change in India.

Net income from continuing operations increased in the first quarter of 2021 compared with the prior year period due to improved sales and lower tax expense, partially offset by the increases in acquisition-related expenses. Net income margin from continuing operations increased by 210 basis points due to the aforementioned factors. Adjusted EBITA and related margins increased primarily due to new product initiatives and benefits from previously-completed restructuring programs.

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

The following table summarizes selected financial results for our Fabrication Technology segment:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(Dollars in millions)
Net sales	$568.1	$525.5
Gross profit	$199.8	$188.8
Gross profit margin	35.2%	35.9%
Selling, general and administrative expense	$117.5	$119.8
Segment operating income	$82.3	$69.0
Segment operating income margin	14.5%	13.1%
Adjusted EBITA (non-GAAP)	$91.4	$77.9
Adjusted EBITA margin (non-GAAP)	16.1%	14.8%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$3.1	$2.8
Acquisition-related amortization and other non-cash charges	$9.1	$8.9

First Quarter of 2021 Compared to First Quarter of 2020

Net sales in our Fabrication Technology segment increased $42.6 million in the first quarter of 2021 compared with the prior year period due to new product initiatives, inflation-related pricing impacts and a $7.4 million favorable foreign currency impact, offset by fewer selling days. Gross profit increased due to increases in sales, while Gross profit margin decreased 70 basis points due to inflation-related pricing and cost increases. Selling, general and administrative expense decreased despite increased sales volumes and unfavorable foreign currency impacts primarily due to benefits from restructuring initiatives to reduce costs. Segment operating income, Adjusted EBITA, and related margins improved due to increased sales and reduced Selling, general and administrative expenses.

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

The following table summarizes the selected financial results for our Medical Technology segment:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(Dollars in millions)
Net sales	$311.1	$290.8
Gross profit	$171.3	$159.4
Gross profit margin	55.1%	54.8%
Selling, general and administrative expense	$170.9	$157.4
Segment operating income	$2.2	$3.8
Segment operating income margin	0.7%	1.3%
Adjusted EBITA (non-GAAP)	$31.6	$30.7
Adjusted EBITA margin (non-GAAP)	10.2%	10.6%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$1.0	$8.2
MDR and other costs	$1.8	$0.9
Acquisition-related amortization and other non-cash charges	$29.4	$26.9
(1) Restructuring and other related charges includes $1.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 3, 2020, only.

First Quarter of 2021 Compared to First Quarter of 2020

Net sales increased for our Medical Technology segment in the first quarter of 2021 compared with the prior year period due to acquisition-related sales growth of $14.0 million, a favorable foreign currency translation effect of $6.8 million, and higher sales per day volumes, partially offset by fewer selling days. Sales volumes early in the first quarter of 2021 were negatively impacted by certain jurisdictions putting further COVID-19-related restrictions in place in response to the surge in COVID-19 cases late in 2020. Volumes began to normalize as the quarter progressed and resulted in organic growth on a sales per day basis in comparison to the prior year, which was negatively impacted from pandemic-related sales declines late in the quarter. Gross profit and gross profit margins increased in the first quarter of 2021 compared to the first quarter of 2020 due primarily to acquisition-related growth. Selling, general and administrative expense increased over the same period due to costs associated with acquisitions, as well as the related integration costs from the newly acquired businesses, partially offset by reduced travel costs. Segment operating income and Segment operating income margin decreased primarily due to the increase in Selling, general and administrative expenses. Adjusted EBITA increased primarily due to higher gross profit, while adjusted EBITA margin declined due to the costs associated with increased acquisition activity. Restructuring and other related charges decreased by $7.2 million due to the completion of certain projects in earlier periods.

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

Equity Capital

On March 19, 2021, we completed the underwritten public offering of 16.1 million shares of our Common stock at a price to the public of $46.00 per share, resulting in net proceeds of approximately $711.3 million, after deducting offering expenses and underwriters’ discount and commissions.

In 2018, our Board of Directors authorized the repurchase of our Common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of April 2, 2021, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an initial aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. Refer to Note 10, “Debt” in the accompanying Notes to the Condensed Consolidated Financial Statements for more information.

As of April 2, 2021, we are in compliance with the covenants under the Credit Facility. As of April 2, 2021, the weighted-average interest rate of borrowings under the Credit Facility was 1.86%, excluding accretion of original issue discount and deferred financing fees, and there was $975 million available on the Revolver.

Euro Senior Notes

Our senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”) are due in April 2025, have an interest rate of 3.25%, and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

TEU Amortizing Notes

Our TEU amortizing notes with an initial principal amount of $15.6099 per unit, bear interest at a rate of 6.50% per annum, and have equal quarterly cash installments of $1.4375 per TEU amortizing note on each January 15, April 15, July 15 and October 15 with a final installment payment date of January 15, 2022. The quarterly cash installment constitutes a payment of interest and a partial repayment of principal. We paid $6.6 million on the TEU amortizing notes in both the three months ended April 2, 2021 and April 3, 2020, respectively. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company. Refer to Note 8, “Equity” in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

2024 Notes and 2026 Notes

We had senior notes with aggregate principal amounts of $600 million (the “2024 Notes”), which were due on February 15, 2024 and had an interest rate of 6.0%. We have senior notes with aggregate principal amounts of $400 million (the “2026 Notes), which are due on February 15, 2026 and have an interest rate of 6.375%. Each tranche of notes is guaranteed by certain of our domestic subsidiaries. The Company redeemed all of its outstanding 2024 Notes and $100 million of the outstanding principal amount of its 2026 Notes on April 24, 2021. Refer to Note 15, “Subsequent Events” in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $192.1 million. As of April 2, 2021, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $338.6 million. Total letters of credit of $64.9 million were outstanding as of April 2, 2021.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of April 2, 2021, we had $763.7 million of Cash and cash equivalents, an increase of $662.6 million from the balance as of December 31, 2020 of $101.1 million, which included $4.0 million of Restricted cash. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(Dollars in millions)
Net cash provided by operating activities	$84.4	$56.2
Purchases of property, plant and equipment	(24.5)	(31.1)
Proceeds from sale of property, plant and equipment	—	1.7
Acquisitions, net of cash received, and investments	(103.5)	(7.8)
Net cash used in investing activities	(128.0)	(37.3)
Proceeds (repayments) from borrowings, net	(6.3)	244.3
Proceeds from issuance of common stock and other	713.9	0.9
Net cash provided by financing activities	707.7	245.1
Effect of foreign exchange rates on Cash and cash equivalents	(1.4)	(8.1)
Increase in Cash and cash equivalents	$662.6	$256.0

Cash used in operating activities related to discontinued operations for the three months ended April 2, 2021 was $7.3 million, primarily related to a settlement related to a disposed business. Cash provided by operating activities related to discontinued operations for the three months ended April 3, 2020 was $0.8 million.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•During the three months ended April 2, 2021 and April 3, 2020, cash payments of $4.7 million and $14.5 million, respectively, were made related to our restructuring initiatives.

•Year-to-date 2021 results include $8.3 million of inflows from working capital due to an increase in accounts payable. Results in the comparable prior year period provided cash of $46.5 million, excluding the impact of foreign exchange, due to a decrease in receivables and increase in accounts payable, partially offset by an increase in inventory.

•Year-to-date 2021 net cash provided by operating activities also included a cash inflow from a $36.0 million U.S. federal tax refund.

Cash flows used in investing activities during the three months ended April 2, 2021 increased due to cash paid for acquisitions and investments in our Medical Technology segment of $98.5 million, as well as an acquisition outlay in our Fabrication Technology segment of $5.0 million.

Cash flows provided by financing activities for the three months ended April 2, 2021 included the $711.3 million net proceeds from the public offering of 16.1 million shares of Colfax Common stock on March 19, 2021. Cash flows provided by financing activities for three months ended April 3, 2020 were impacted by a net increase in borrowings from our Revolver for working capital, general corporate or other purposes.

Our Cash and cash equivalents as of April 2, 2021 include $43.2 million held in jurisdictions outside the U.S. We reduced these levels by $7.1 million in the first quarter of 2021. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

There have been no other significant additions or changes to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2020 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of April 2, 2021 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three months ended April 2, 2021 would have increased Interest expense for our variable rate-based debt by approximately $2.0 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 2, 2021, approximately 61% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of our Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies relative to the U.S. dollar as of April 2, 2021 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $160 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 2, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In addition to risk factors included in “Part I. Item 1A. Risk Factors” in our 2020 Form 10-K, we face the following risks:

Risks Relating to the Separation

The separation of our fabrication technology and medical technology business into two, differentiated, independent publicly traded companies may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

In March 2021, we announced our intention to separate our fabrication technology and medical technology business into two, differentiated, independent publicly traded companies (the “Separation”). We are targeting completion of the Separation in the first quarter of 2022. Completion of the Separation is subject to, among other things, completion of financing and other transactions on satisfactory terms, other steps necessary to qualify the Separation as a generally tax-free transaction, receipt of other regulatory approvals, obtaining final approvals from our board of directors and market conditions. The Separation is complex in nature, and unanticipated developments or changes, including changes in the law, macroeconomic environment and competitive conditions of our markets, the need both to receive regulatory approvals or clearances and to satisfy the requirements to effectuate a generally tax-free transaction, the uncertainty of the financial markets and challenges in executing the Separation, could delay or prevent the completion of the Separation or cause the Separation to occur on terms or conditions that are different or less favorable than expected.

Whether or not we complete the Separation, our ongoing businesses may face material challenges in connection with the Separation, including, but not limited to:

•the diversion of our management’s attention from operating and growing our business as a result of the significant amount of time and effort required to execute the Separation;

•foreseen and unforeseen costs and expenses that will be incurred in connection with the Separation, including accounting, tax, legal and other professional services costs, and potential prepayment charges and write-offs of deferred costs related to establishing new capital structures;

•retaining existing business and operational relationships, including with customers, suppliers and employees, as well as cultivating new business relationships; and

•potential negative reactions from the financial markets if we fail to complete the Separation in its currently intended form, within the anticipated time frame or at all.

Additionally, volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. These conditions may adversely affect our anticipated timeline to complete the Separation and the expected benefits of the Separation, including by increasing the time and expense involved in the Separation. Other challenges associated with effectively executing the Separation include attracting, retaining and motivating key management and employees during the pendency of the Separation and following its completion, addressing any disruptions to our supply chain, manufacturing, sales and distribution, and other operations resulting from separating our fabrication and specialty medical technology business into two, differentiated, independent publicly traded companies. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock. Furthermore, if the Separation is completed, we cannot provide assurance that the Separation will achieve the full strategic and financial benefits expected to result from the Separation, nor can we provide assurance that each independent company will be successful in meeting its objectives.

If the Separation occurs, our financial and operational profile will change, and we will be a smaller, less diversified company than we are today.

If the Separation occurs, it will result in two smaller, less diversified companies, each with a more concentrated area of focus. As a result, each company may be more vulnerable to changing market conditions and competitive pressures, which could have a material adverse effect on our business, financial condition and results of operations. The diversification of revenues, costs and cash flows will diminish as a result of the Separation, such that each company’s results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and each company’s ability to fund capital expenditures, investments and service our debt may be diminished. There can be no assurance that the combined value of the common stock of the two independent publicly traded companies following the completion of the Separation will be equal to or greater than what the value of our common stock would have been had the Separation not occurred.

If the Separation and/or certain related transactions do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

Notwithstanding that we intend to structure the Separation to generally be a tax-free transaction, the U.S. Internal Revenue Service (the “IRS”) could determine that the Separation and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes. Accordingly, there can be no assurance that the IRS will not assert that the Separation and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we and our stockholders could be subject to significant U.S. federal income tax liability.

If the Separation, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), in general, for U.S. federal income tax purposes, we would recognize taxable gain as if we had sold the common stock of the separated entity in a taxable sale for its fair market value (unless we and the separated entity jointly make an election under Section 336(e) of the Code with respect to the Separation, in which case, in general, (a) we would recognize taxable gain as if the separated entity had sold all of its assets in a taxable sale in exchange for an amount equal to the fair market value of its common stock and the assumption of all its liabilities and (b) the separated entity would obtain a related step-up in the basis of its assets), and our stockholders who receive shares of common stock of the separated entity in the Separation would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.1#	Form of Retention Restricted Stock Unit Agreement (2020 Plan) (incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021).

10.2#	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Matthew Trerotola (incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021).

10.3#	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Christopher Hix (incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021).

10.4#	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Daniel Pryor (incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021).

10.5#	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Shyam Kambeyanda (incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021).

10.6#	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Brady Shirley (incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021).

10.7#	Change in Control Agreement, dated March 5, 2021, by and between Colfax Corporation and Shyam Kambeyanda (incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.

#	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	April 29, 2021

/s/ Christopher M. Hix	Executive Vice President, Finance
Christopher M. Hix	Chief Financial Officer	April 29, 2021
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	April 29, 2021
(Principal Accounting Officer)