Form 10-Q
period 2021-07-02
Colfax CORP
filed 2021-07-28
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number - 001-34045
Colfax Corporation
(Exact name of registrant as specified in its charter)

Delaware		54-1887631
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

2711 Centerville Road,	Suite 400
Wilmington,	Delaware	19808
(Address of principal executive offices)		(Zip Code)

(302)	252-9160
(Registrant’s telephone number, including area code)

420 National Business Parkway,	5th Floor
Annapolis Junction,	Maryland, 20701
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CFX	New York Stock Exchange
5.75% Tangible Equity Units	CFXA	New York Stock Exchange
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 2, 2021, there were 142,341,646 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Net sales	$985,928	$620,360	$1,865,139	$1,436,716
Cost of sales	566,944	379,274	1,075,078	847,416
Gross profit	418,984	241,086	790,061	589,300
Selling, general and administrative expense	337,563	235,727	643,287	527,924
Restructuring and other related charges	5,480	10,280	9,526	19,460
Operating income (loss)	75,941	(4,921)	137,248	41,916
Pension settlement gain	(11,208)	—	(11,208)	—
Interest expense, net	17,805	28,284	43,465	53,080
Debt extinguishment charges	29,870	—	29,870	—
Income (loss) from continuing operations before income taxes	39,474	(33,205)	75,121	(11,164)
Income tax expense (benefit)	8,155	(30,063)	16,072	(16,890)
Net income (loss) from continuing operations	31,319	(3,142)	59,049	5,726
Loss from discontinued operations, net of taxes	(1,617)	(4,905)	(9,107)	(8,265)
Net income (loss)	29,702	(8,047)	49,942	(2,539)
Less: income attributable to noncontrolling interest, net of taxes	1,060	427	2,226	1,454
Net income (loss) attributable to Colfax Corporation	$28,642	$(8,474)	$47,716	$(3,993)
Net income (loss) per share - basic
Continuing operations	$0.20	$(0.03)	$0.39	$0.03
Discontinued operations	$(0.01)	$(0.04)	$(0.06)	$(0.06)
Consolidated operations	$0.19	$(0.06)	$0.33	$(0.03)
Net income (loss) per share - diluted
Continuing operations	$0.19	$(0.03)	$0.38	$0.03
Discontinued operations	$(0.01)	$(0.04)	$(0.06)	$(0.06)
Consolidated operations	$0.18	$(0.06)	$0.32	$(0.03)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income (loss)	$29,702	$(8,047)	$49,942	$(2,539)
Other comprehensive income (loss):
Foreign currency translation, net of tax expense (benefit) of $896, $(125), $3,176 and $394	8,784	71,866	(44,397)	(100,926)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $(737), $(3,977), $3,506 and $(104)	(2,150)	(11,660)	10,231	(624)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $314, $185, $631 and $437	1,045	796	2,100	1,662
Other comprehensive income (loss)	7,679	61,002	(32,066)	(99,888)
Comprehensive income (loss)	37,381	52,955	17,876	(102,427)
Less: comprehensive income (loss) attributable to noncontrolling interest	(369)	772	673	(795)
Comprehensive income (loss) attributable to Colfax Corporation	$37,750	$52,183	$17,203	$(101,632)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	July 2, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,309	$97,068
Trade receivables, less allowance for credit losses of $34,211 and $37,666	599,877	517,006
Inventories, net	663,540	564,822
Prepaid expenses	77,500	69,515
Other current assets	75,746	113,418
Total current assets	1,478,972	1,361,829
Property, plant and equipment, net	480,119	486,960
Goodwill	3,399,030	3,314,541
Intangible assets, net	1,678,421	1,663,446
Lease asset - right of use	162,778	173,942
Other assets	360,176	350,831
Total assets	$7,559,496	$7,351,549

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,480	$27,074
Accounts payable	453,716	330,251
Accrued liabilities	425,223	454,333
Total current liabilities	899,419	811,658
Long-term debt, less current portion	1,576,517	2,204,169
Non-current lease liability	131,541	139,230
Other liabilities	600,059	608,618
Total liabilities	3,207,536	3,763,675
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 142,341,646 and 118,496,687 issued and outstanding as of July 2, 2021 and December 31, 2020, respectively	142	118
Additional paid-in capital	4,225,248	3,478,008
Retained earnings	565,083	517,367
Accumulated other comprehensive loss	(482,619)	(452,106)
Total Colfax Corporation equity	4,307,854	3,543,387
Noncontrolling interest	44,106	44,487
Total equity	4,351,960	3,587,874
Total liabilities and equity	$7,559,496	$7,351,549

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	118,496,687	$118	$3,478,008	$517,367	$(452,106)	$44,487	$3,587,874
Net income	—	—	—	19,074	—	1,166	20,240
Distributions to noncontrolling owners	—	—	—	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax of $6,840	—	—	—	—	(39,621)	(124)	(39,745)
Conversion of tangible equity units into common stock	344,412	—	—	—	—	—	—
Common stock repurchases	(21,082)	—	(971)	—	—	—	(971)
Common stock offering, net of issuance costs	16,100,000	16	711,305	—	—	—	711,321
Common stock-based award activity	677,314	1	13,403	—	—	—	13,404
Balance at April 2, 2021	135,597,331	135	4,201,745	536,441	(491,727)	44,475	4,291,069
Net income	—	—	—	28,642	—	1,060	29,702
Other comprehensive income, net of tax of $473	—	—	—	—	9,108	(1,429)	7,679
Conversion of tangible equity units into common stock	6,174,000	6	(6)	—	—	—	—
Common stock repurchases	(710)	—	(32)	—	—	—	(32)
Common stock-based award activity	571,025	1	23,541	—	—	—	23,542
Balance at July 2, 2021	142,341,646	$142	$4,225,248	$565,083	$(482,619)	$44,106	$4,351,960

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2019	118,059,082	$118	$3,445,597	$479,560	$(483,845)	$48,198	$3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	4,481	—	1,027	5,508
Distributions to noncontrolling owners	—	—	—	—	—	(8)	(8)
Other comprehensive loss, net of tax of $4,644	—	—	—	—	(158,297)	(2,593)	(160,890)
Common stock-based award activity	268,323	—	8,344	—	—	—	8,344
Balance at April 3, 2020	118,327,405	118	3,453,941	479,223	(642,142)	46,624	3,337,764
Net income (loss)	—	—	—	(8,474)	—	427	(8,047)
Distributions to noncontrolling owners	—	—	—	—	—	(3,734)	(3,734)
Other comprehensive income, net of tax of $(3,917)	—	—	—	—	60,658	344	61,002
Common stock-based award activity	61,608	—	8,591	—	—	—	8,591
Balance at July 3, 2020	118,389,013	$118	$3,462,532	$470,749	$(581,484)	$43,661	$3,395,576

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 2, 2021	July 3, 2020

Cash flows from operating activities:
Net income (loss)	$49,942	$(2,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	128,721	120,038
Stock-based compensation expense	17,262	14,685
Non-cash interest expense	2,676	2,743
Deferred income tax benefit	(3,865)	(19,857)
Gain on sale of property, plant and equipment	(1,437)	(3,400)
Loss on debt extinguishment	29,870	—
Changes in operating assets and liabilities:
Trade receivables, net	(83,458)	89,231
Inventories, net	(79,338)	352
Accounts payable	124,354	(47,436)
Other operating assets and liabilities	(21,975)	(60,603)
Net cash provided by operating activities	162,752	93,214
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,641)	(50,426)
Proceeds from sale of property, plant and equipment	3,191	4,996
Acquisitions, net of cash received, and investments	(230,650)	(7,548)
Net cash used in investing activities	(272,100)	(52,978)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facilities and other	455,641	635,678
Repayments of borrowings on revolving credit facilities and other	(383,384)	(698,910)
Repayments of borrowings on senior notes	(700,000)	—
Proceeds from issuance of common stock, net	730,002	2,250
Payment of debt extinguishment costs	(24,375)	—
Deferred consideration payments and other	(6,201)	(16,431)
Net cash provided by (used in) financing activities	71,683	(77,413)
Effect of foreign exchange rates on Cash and cash equivalents and Restricted cash	(1,095)	(6,059)
Decrease in Cash and cash equivalents and Restricted cash	(38,760)	(43,236)
Cash and cash equivalents and Restricted Cash, beginning of period	101,069	109,632
Cash and cash equivalents, end of period	$62,309	$66,396

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

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. Research and development costs were $21.3 million and $41.2 million during the three and six months ended July 2, 2021, respectively, and $14.1 million and $32.6 million during the three and six months ended July 3, 2020, respectively.

During the three months ended July 2, 2021, the Company used the proceeds from its March 2021 equity offering to redeem all $600 million of its 2024 senior notes and $100 million of outstanding principal on its 2026 senior notes. The Company paid an early redemption premium of $24.4 million and recorded a loss on the extinguishment of $29.9 million. Additionally, during the three months ended July 2, 2021, a pension settlement gain of $11.2 million was recognized when the independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

The results of operations for the three and six months ended July 2, 2021 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. Medical Technology sales typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for the Company’s products. In 2021, these impacts continue to be observed, though to a lesser extent than 2020, primarily as a result of broadening access to COVID-19 vaccines and gradual relaxing of some government-mandated restrictions. The COVID-19 outbreak has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption are difficult to forecast. Furthermore, the historical seasonality trends have been disrupted by the commercial impacts caused by the COVID-19 pandemic.

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

3. Discontinued Operations

The Company retained certain asbestos-related contingencies and insurance coverages from divested businesses for which it did not retain an interest in the ongoing operations subject to the contingencies. The Company has classified asbestos-related selling, general and administrative activity in its Condensed Consolidated Statements of Operations as part of Loss from discontinued operations, net of taxes. Asbestos-related costs, net of taxes were $1.6 million and $2.5 million during the three and six months ended July 2, 2021, respectively, and $1.4 million and $2.8 million during the three and six months ended July 3, 2020, respectively. See Note 13, “Commitments and Contingencies” for further information.

The Company also recorded Loss from discontinued operations, net of taxes of $0.1 million and $6.6 million during the three and six months ended July 2, 2021, respectively, and $3.5 million and $5.5 million during the three and six months ended July 3, 2020, respectively, related to its divested air and gas handling business, including a settlement executed in the first quarter of 2021, as well as certain professional, legal, and consulting fees in 2020.

Cash used in operating activities related to discontinued operations for the six months ended July 2, 2021 and July 3, 2020 was $4.6 million and $7.9 million, respectively.

4. Acquisitions

The Company completed one acquisition in its Fabrication Technology segment and three acquisitions in its Medical Technology segment during the six months ended July 2, 2021 for total consideration, net of cash received, of $215.9 million. The acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date. The Condensed Consolidated Balance Sheet as of July 2, 2021 reflects our preliminary estimates of fair value and are subject to adjustment. The Company also made two investments in medical technology businesses during the six months ended July 2, 2021 for a total of $14.8 million. Both investments are carried at cost, as they do not have a readily determinable fair value.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In the first quarter of 2021 the Medical Technology segment acquired Trilliant Surgical (“Trilliant”), a national provider of foot and ankle orthopedic implants. The product technologies of Trilliant support the Medical Technology segment’s focused expansion into the adjacent foot and ankle market. Trilliant has a broad product portfolio that covers the full universe of foot reconstructive and fixation procedures, and includes the novel Arsenal Foot Plating System, designed for greater flexibility and speed of implant placement. In the second quarter of 2021, the Medical Technology segment acquired MedShape, Inc.
(“MedShape”), a provider of innovative surgical solutions for foot and ankle surgeons using its patented superelastic nickel titanium (NiTiNOL) and shape memory polymer technologies. This acquisition further expands the Company's foot and ankle platform. These two acquisitions were completed for total consideration, net of cash received, of $205.4 million, subject to certain adjustments. Net working capital and intangible assets acquired represent 9% and 47% of the total consideration paid for these two acquisitions, respectively, with the residual amount primarily attributable to Goodwill. The Goodwill acquired in the Trilliant acquisition is expected to be deductible for income tax purposes. The estimated proforma annual revenues, as if the Trilliant and MedShape acquisitions occurred on January 1, 2021, are approximately 1% of Colfax’s consolidated revenues.

In addition, on June 7, 2021, the Company entered a definitive agreement to acquire Mathys AG Bettlach (“Mathys”) for total acquisition consideration of approximately $285 million, expected to be financed with Colfax common stock. Mathys, a Switzerland-based company, develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions, and sports medicine. The acquisition expands the Medical Technology segment’s reconstructive product portfolio with Mathys’ complimentary surgical solutions and international customer base. The transaction is expected to close on July 28, 2021 subsequent to the filing of this Form 10-Q, subject to the satisfaction of closing conditions.

5. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company disaggregates its Fabrication Technology revenue into the following product groups:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(In thousands)
Equipment	$198,856	$129,033	$372,606	$285,833
Consumables	430,948	285,334	825,326	654,071
Total	$629,804	$414,367	$1,197,932	$939,904

Contracts with customers in the consumables product grouping generally have a shorter fulfillment period than equipment contracts.

The Company’s Medical Technology segment provides products and services spanning the orthopedic continuum of patient care, from injury prevention to rehabilitation. While the Company’s Medical Technology sales are primarily derived from three sales channels including dealers and distributors, insurance, and direct to consumers and hospitals, substantially all its revenue is recognized at a point in time.

The Company disaggregates its Medical Technology revenue into the following product groups:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(In thousands)
Prevention & Recovery(1)	$269,968	$159,851	$505,206	$383,636
Reconstructive	86,156	46,142	162,001	113,176
Total	$356,124	$205,993	$667,207	$496,812
(1) For the periods presented, the Prevention & Recovery product group includes bone growth stimulation products, which were previously classified as part of the Reconstructive product group.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of July 2, 2021 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2020 and 2019, total contract liabilities were $36.6 million and $14.8 million, respectively. During the three and six months ended July 2, 2021, revenue recognized that was included in the contract liability balance at the beginning of the year was $5.1 million and $19.4 million, respectively. During the three and six months ended July 3, 2020, revenue recognized that was included in the contract liability balance at the beginning of the year was $3.8 million and $8.7 million, respectively. As of July 2, 2021 and July 3, 2020, total contract liabilities were $33.5 million and $33.1 million, respectively, and were included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The contract liabilities as of July 2, 2021 and December 31, 2020 include $9.9 million and $11.8 million of certain one-time advance payments in the Medical Technology business, respectively.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 2, 2021
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$37,666	$579	$(3,440)	$(594)	$34,211

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income (Loss) Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$30,259	$(3,569)	$56,823	$4,272
Weighted-average shares of Common stock outstanding – basic	153,875,957	136,756,449	146,708,649	136,677,521
Net income (loss) per share from continuing operations – basic	$0.20	$(0.03)	$0.39	$0.03

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Colfax Corporation (1)	$30,259	$(3,569)	$56,823	$4,272
Weighted-average shares of Common stock outstanding – basic	153,875,957	136,756,449	146,708,649	136,677,521
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	1,987,368	—	2,077,643	2,880,841
Weighted-average shares of Common stock outstanding – diluted	155,863,325	136,756,449	148,786,292	139,558,362
Net income (loss) per share from continuing operations – diluted	$0.19	$(0.03)	$0.38	$0.03
(1) Net income (loss) from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the income attributable to noncontrolling interest, net of taxes, of $1.1 million and $2.2 million for the three and six months ended July 2, 2021, respectively, and $0.4 million and $1.5 million for the three and six months ended July 3, 2020, respectively.

For all periods presented, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. During the three and six months ended July 2, 2021, conversions of the Company’s tangible equity units resulted in the issuance of approximately 6.2 million and 6.5 million shares of Colfax common stock, respectively. The issued shares are included in the Common stock issued and outstanding as July 2, 2021. For the six months ended July 3, 2020, the weighted-average shares of Common stock outstanding - diluted includes the impact of an additional 1.9 million potentially issuable dilutive shares related to Colfax’s tangible equity units as a result of the Company’s share price in March 2020. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and six months ended July 2, 2021 excludes 1.6 million and 1.3 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three and six months ended July 2, 2021, Income from continuing operations before income taxes was $39.5 million and $75.1 million, respectively, while the income tax expense was $8.2 million and $16.1 million, respectively. The effective tax rates were 20.7% and 21.4% for the three and six months ended July 2, 2021, respectively, which both differed slightly from the 2021 U.S. federal statutory rate of 21% mainly due to the effective settlements on uncertain tax positions and U.S. tax credits, offset by withholding taxes, U.S. tax on international operations, and other non-deductible expenses.

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

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of July 2, 2021, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended July 2, 2021 and July 3, 2020. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2021	$(112,783)	$(360,977)	$21,654	$(452,106)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	583	(71,276)	(2,076)	(72,769)
Gain on long-term intra-entity foreign currency transactions	—	29,925	—	29,925
Gain on net investment hedges	—	—	10,231	10,231
Other comprehensive income (loss) before reclassifications	583	(41,351)	8,155	(32,613)
Amounts reclassified from Accumulated other comprehensive loss	2,100	—	—	2,100
Net Other comprehensive income (loss)	2,683	(41,351)	8,155	(30,513)
Balance at July 2, 2021	$(110,100)	$(402,328)	$29,809	$(482,619)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2020	$(106,500)	$(421,889)	$44,544	$(483,845)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	554	(68,494)	(1,276)	(69,216)
Loss on long-term intra-entity foreign currency transactions	—	(31,841)	—	(31,841)
Gain on net investment hedges	—	—	1,756	1,756
Other comprehensive income (loss) before reclassifications	554	(100,335)	480	(99,301)
Amounts reclassified from Accumulated other comprehensive loss	1,662	—	—	1,662
Net Other comprehensive income (loss)	2,216	(100,335)	480	(97,639)
Balance at July 3, 2020	$(104,284)	$(522,224)	$45,024	$(581,484)

Tangible equity unit (“TEU”) offering

On January 11, 2019, the Company issued 4.6 million TEUs at the stated amount of $100 per unit. Net cash of $447.7 million was received upon closing. A portion of the proceeds from the issuance of the TEUs were allocated initially to equity (the “TEU prepaid stock purchase contract”) and debt (the “TEU amortizing notes”) based on the relative fair value of the respective components of each TEU. See Note 10, “Debt ” for further information regarding the TEU amortizing notes.
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

Earnings per share

Unless the TEU stock purchase contracts are redeemed by the Company or settled earlier at the unit holder’s option, they are mandatorily convertible into shares of Colfax common stock at not less than 4.0 shares per purchase contract or more than 4.8054 shares per purchase contract on January 15, 2022. This corresponds to not less than 18.4 million shares and not more than 22.1 million shares at the maximum. The 18.4 million minimum shares are included in the calculation of weighted-average shares of Common stock outstanding - basic. The difference between the minimum and maximum shares represents potentially dilutive securities. The Company includes them in its calculation of weighted-average shares of Common stock outstanding - diluted on a pro rata basis to the extent the effect is not anti-dilutive and the average Applicable Market Value is higher than the reference price but is less than the threshold appreciation price. During the three and six months ended July 2,

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2021, 1.5 million and 1.6 million stock purchase contracts were converted into approximately 6.2 million and 6.5 million shares of Colfax common stock, respectively, at a conversion rate of 4.0 shares per contract.

9. Inventories, Net

Inventories, net consisted of the following:

	July 2, 2021	December 31, 2020
	(In thousands)
Raw materials	$133,447	$110,848
Work in process	46,800	40,517
Finished goods	541,800	476,297
	722,047	627,662
Less: allowance for excess, slow-moving and obsolete inventory	(58,507)	(62,840)
Inventories, net	$663,540	$564,822

10. Debt

Long-term debt consisted of the following:

	July 2, 2021	December 31, 2020
	(In thousands)
Term loan	$781,976	$781,557
Euro senior notes	411,659	425,045
2024 and 2026 notes	297,668	991,319
TEU amortizing notes	19,120	31,251
Revolving credit facilities and other	86,574	2,071
Total debt	1,596,997	2,231,243
Less: current portion	(20,480)	(27,074)
Long-term debt	$1,576,517	$2,204,169

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

The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as the ratio of Consolidated Net Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) of 5.25:1.00 for the quarter ending June 30, 2021, 4.50:1.00 for the quarter ending September 30, 2021, 4.25:1.00 for the quarters ending December 31, 2021 and March 31, 2022, 4.00:1.00 for the quarters ending June 30, 2022 and September 30, 2022, and 3.50:1.00 as of December 31, 2022 and for each fiscal quarter ending thereafter, and (ii) a minimum interest coverage ratio of 2.75:1.00 for each fiscal quarter until June 30, 2021, and then 3.00:1.00 for the quarters ending September 30, 2021 and thereafter. The Credit Facility also includes a “springing” collateral provision (based upon the Gross Leverage Ratio as defined in the Amendment to the Credit Facility) which requires the obligations under the Amendment to the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries and the equity of its first tier foreign subsidiaries, subject to customary exceptions, in the event Colfax’s gross leverage ratio under the Credit Facility is greater than 5.00:1.00 as of the last day of any fiscal quarter. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. As of July 2, 2021, the Company was in compliance with the covenants under the Credit Facility.

As of July 2, 2021, the weighted-average interest rate of borrowings under the Credit Facility was 1.84%, excluding accretion of original issue discount and deferred financing fees, and there was $890 million available on the Revolver.

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

TEU Amortizing Notes

Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum, and has equal quarterly cash installments of $1.4375 per TEU amortizing note with a final installment payment date of January 15, 2022. The quarterly cash installment constitutes a payment of interest and a partial repayment of principal. The Company paid $12.3 million and $11.5 million of principal on the TEU amortizing notes in the six months ended July 2, 2021 and July 3, 2020, respectively. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company. For more information on the TEUs, refer to Note 8, “Equity.”

2024 Notes and 2026 Notes

The Company had senior notes with an initial aggregate principal amount of $600 million (the “2024 Notes”), which were due on February 15, 2024 and had an interest rate of 6.0%. The Company has senior notes with an aggregate initial principal amount of $400 million (the “2026 Notes”), which are due on February 15, 2026 and have an interest rate of 6.375%. The 2026 Notes are guaranteed by certain domestic subsidiaries of the Company.

On April 24, 2021, the Company redeemed all $600 million outstanding principal amount of its 2024 Notes and $100 million of the outstanding principal amount of its 2026 Notes for $724.4 million. The 2024 Notes were redeemed at a redemption price of 103.000% of their principal amount and the 2026 Notes were redeemed at a redemption price of 106.375% of their principal amount, plus, in each case, accrued and unpaid interest through the date of redemption. In the second quarter of 2021, a net loss on the early extinguishment of debt of $29.9 million was recorded and included $24.4 million of call premium on the retired debt.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $192.6 million. As of July 2, 2021, there were no outstanding borrowings under these facilities.

The Company is party to letter of credit facilities with an aggregate capacity of $339.8 million. Total letters of credit of $70.1 million were outstanding as of July 2, 2021.

Deferred Financing Fees

In total, deferred financing fees related to the Company’s debt activities were $14.4 million as of July 2, 2021, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	July 2, 2021	December 31, 2020
	(In thousands)
Accrued compensation and related benefits	$108,835	$98,455
Accrued taxes	38,152	57,286
Accrued asbestos-related liability	45,640	41,626
Warranty liability - current portion	17,203	15,543
Accrued restructuring liability - current portion	6,005	7,889
Accrued third-party commissions	29,574	25,480
Customer advances and billings in excess of costs incurred	33,463	36,737
Lease liability - current portion	36,236	39,695
Accrued interest	10,230	27,153
Other	99,885	104,469
Accrued liabilities	$425,223	$454,333

Warranty Liability
The activity in the Company’s warranty liability consisted of the following:

	Six Months Ended
	July 2, 2021	July 3, 2020
	(In thousands)
Warranty liability, beginning of period	$15,543	$15,528
Accrued warranty expense	5,085	3,256
Changes in estimates related to pre-existing warranties	1,062	528
Cost of warranty service work performed	(4,699)	(4,547)
Acquisition-related liability	321	—
Foreign exchange translation effect	(109)	(453)
Warranty liability, end of period	$17,203	$14,312

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 2, 2021
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$5,336	$2,551	$(3,502)	$(19)	$4,366
Facility closure costs(2)	591	2,905	(3,264)	(16)	216
	5,927	5,456	(6,766)	(35)	4,582
Non-cash charges(2)		1,108
		6,564
Medical Technology:
Termination benefits(1)	1,884	1,014	(1,496)	(8)	1,394
Facility closure costs and other(2)	297	1,948	(1,948)	—	297
	2,181	2,962	(3,444)	(8)	1,691
Non-cash charges(2)		—
		2,962
Total Colfax Corporation:
Total restructuring liability activity	$8,108	8,418	$(10,210)	$(43)	$6,273
Total Non-cash charges		1,108
		$9,526
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities.
(3) As of July 2, 2021, $6.0 million of the Company’s restructuring liability was included in Accrued liabilities, whereas less than $0.3 million of the Company’s restructuring liability was included in Other liabilities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $1.6 billion and $2.3 billion estimated fair value of the Company’s debt as of July 2, 2021 and December 31, 2020, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	July 2, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,787	$—	$—	$6,787
Foreign currency contracts - not designated as hedges	—	1,788	—	1,788
Deferred compensation plans	—	12,445	—	12,445
	$6,787	$14,233	$—	$21,020

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$4,065	$—	$4,065
Deferred compensation plans	—	12,445	—	12,445
	$—	$16,510	$—	$16,510

	December 31, 2020
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$7,420	$—	$—	$7,420
Foreign currency contracts - not designated as hedges	—	2,194	—	2,194
Deferred compensation plans	—	10,881	—	10,881
	$7,420	$13,075	$—	$20,495

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,781	$—	$1,781
Deferred compensation plans	—	10,881	—	10,881
	$—	$12,662	$—	$12,662

There were no transfers in or out of Level One, Two or Three during the six months ended July 2, 2021.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of July 2, 2021 and December 31, 2020, the Company had foreign currency contracts related to purchases and sales with notional values of $322.1 million and $250.4 million, respectively.

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$(2,150)	$(10,424)	$10,231	$1,756
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts
Unrealized gain (loss)	(2,278)	(44)	(4,889)	2,373
Realized gain (loss)	1,368	(957)	1,419	(1,154)
(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

Restricted Cash

Financial instruments also include Restricted cash. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Restricted cash as of December 31, 2020 was related to an acquisition which closed in the first quarter of 2021 and was recorded as a component of Other current assets on the Condensed Consolidated Balance Sheets.

The following table summarizes the Company’s Cash and cash equivalents and Restricted cash:

	July 2, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$62,309	$97,068
Restricted cash	—	4,001
Cash and cash equivalents and Restricted cash	$62,309	$101,069

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asbestos Contingencies

Asbestos-related claims activity since December 31 is as follows:

	Six Months Ended
	July 2, 2021	July 3, 2020
	(Number of claims)
Claims unresolved, beginning of period	14,809	16,299
Claims filed(1)	2,178	1,869
Claims resolved(2)	(1,607)	(1,310)
Claims unresolved, end of period	15,380	16,858
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	July 2, 2021	December 31, 2020
	(In thousands)
Long-term asbestos insurance asset(1)	$230,160	$232,712
Long-term asbestos insurance receivable(1)	23,591	31,815
Accrued asbestos liability(2)	45,640	41,626
Long-term asbestos liability(3)	245,591	253,144
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

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(In thousands)
Net sales:
Fabrication Technology	$629,804	$414,367	$1,197,932	$939,904
Medical Technology	356,124	205,993	667,207	496,812
	$985,928	$620,360	$1,865,139	$1,436,716
Segment operating income (loss)(1):
Fabrication Technology	$94,397	$43,609	$176,702	$112,645
Medical Technology	18,247	(20,796)	20,409	(16,992)
Corporate and other	(29,304)	(15,573)	(46,665)	(29,651)
	$83,340	$7,240	$150,446	$66,002
(1) Following is a reconciliation of Income (loss) from continuing operations before income taxes to segment operating income:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(In thousands)
Income (loss) from continuing operations before income taxes	$39,474	$(33,205)	$75,121	$(11,164)
Pension settlement gain	(11,208)	—	(11,208)	—
Interest expense, net	17,805	28,284	43,465	53,080
Debt extinguishment charges	29,870	—	29,870	—
Restructuring and other related charges(1)	5,480	11,161	9,526	22,186
MDR and other costs(2)	1,919	1,000	3,672	1,900
Segment operating income	$83,340	$7,240	$150,446	$66,002
(1) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2021 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the intended separation of our fabrication and medical technology businesses into two differentiated, independent publicly traded companies (the “Separation”); the timing and method of the Separation; the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for, each company following the Separation; the tax treatment of the Separation; the leadership of each company following the Separation; the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

•risks related to the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, actions by governments, businesses and individuals in response to the situation, such as the scope and duration of the outbreak, the nature and effectiveness of government actions and restrictive measures implemented in response, delays and cancellations of medical procedures, supply chain disruptions, the impact on creditworthiness and financial viability of customers, and other impacts on our business and ability to execute business continuity plans;

•risks related to the proposed Separation, targeted for the first quarter of 2022, including the uncertainty of obtaining regulatory approvals and a favorable tax opinion and/or U.S. Internal Revenue Service (“IRS”) ruling, our ability to satisfactorily complete steps necessary for the Separation and related transactions for the Separation to be generally tax-free for U.S. federal income tax purposes, the ability to satisfy the necessary conditions to complete the Separation on a timely basis, or at all, our ability to realize the anticipated benefits of the Separation, developments related to the impact of the COVID-19 pandemic on the Separation and the financial and operating performance of each company following the Separation, and finally the approval of the Separation by our board of directors;

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

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2020 Form 10-K and this Form 10-Q.

The effects of the COVID-19 pandemic, including the rise, prevalence and severity of variants of the virus and actions by governments, businesses and individuals in response to the situation, may give rise or contribute to or amplify the risks associated with many of these factors.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended July 2, 2021 to the comparable periods in 2020 is affected by the following additional significant items:

Recent Events

During the second quarter of 2021, we used the proceeds from our March 2021 equity offering to redeem all $600 million of our 2024 senior notes and $100 million of outstanding principal on our 2026 senior notes. We paid an early redemption premium of $24.4 million and recorded a loss on the extinguishment of $29.9 million. Additionally, we recognized a pension settlement gain of $11.2 million when the independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

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

We expect that the Separation will allow each company to: (1) optimize capital allocation for internal investment, mergers and acquisitions, and return of capital to shareholders; (2) tailor investment to its specific business profile and strategic priorities in the most efficient manner possible; (3) increase operating flexibility and resources to capitalize on growth opportunities in its respective markets; and (4) improve both investor alignment with its clear value proposition and the ability for investors to value it based on its distinct strategic, operational and financial characteristics. The Separation would also provide each company with an appropriately valued acquisition currency that could be used for larger, transformational transactions.

We continue to make progress on the Separation and are targeting its completion in the first quarter of 2022. Completion of the Separation is subject to, among other things, completion of financing and other transactions on satisfactory terms, other steps necessary to qualify the Separation as a tax-free transaction, receipt of regulatory approvals, a favorable tax opinion and/or IRS ruling and final approval from our board of directors. There can be no assurance regarding the form and timing of the Separation or its completion. Details regarding the Separation will be included in our future filings with the SEC.

Please see Part II. Items 1A. “Risk Factors” in this Form 10-Q for further discussion of the Company’s risks relating to the Separation.

The COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation resulted in widespread economic disruptions in 2020, significantly affecting broader economies, financial markets, and overall demand for our products.

In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending or restricting employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted measures throughout 2020 and into 2021, including periodically closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing. However, increased access to vaccinations throughout 2021 has contributed to slowing the spread of COVID-19 in certain jurisdictions and, consequently, some or all restrictions have been lifted in a number of jurisdictions around the world, allowing a return to more normal activity and operational levels.

During 2020, we implemented a broad range of temporary actions to mitigate the effects of lower sales levels including temporarily reducing salaries, furloughing and laying-off employees, significantly curtailing discretionary expenses, re-phasing of capital expenditures, reducing supplier purchase levels and / or prices, adjusting working capital practices and other measures. As sales volumes returned to more normal levels in 2021, these measures have been removed.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2020 and 2021. In 2020, the pandemic began to impact our financial results in March, with the most severe financial impact occurring in the second quarter. Subsequently, we observed a partial recovery in the second half of 2020. The surge in COVID-19 cases in the fourth quarter of 2020 contributed to certain jurisdictions putting further restrictions into place, which slowed recovery in the fourth quarter of 2020, and the impact continued into the beginning of the first quarter of 2021, after which sales volumes began to normalize.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including national and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control that require us to further adjust our operations. In the first half of 2021, we observed a normalization in most countries in which we operate primarily as a result of increased access to COVID-19 vaccines and relaxing of some government-mandated restrictions. However, given the continued dynamic nature of this situation, including the rise, prevalence and severity of variants of the virus, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Please see “Part I. Item 1A. Risk Factors” in our 2020 Form 10-K for a further discussion of some of the risks related to the COVID-19 pandemic.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the three and six months ended July 2, 2021 presented in this filing represents the incremental sales subsequent to the beginning of the prior year periods.

We completed one acquisition in our Fabrication Technology segment and three acquisitions in our Medical Technology segment during the six months ended July 2, 2021 for total consideration, net of cash received, of $215.9 million. This includes the acquisition of, among another, Trilliant Surgical, a national provider of foot and ankle orthopedic implants, and MedShape, Inc., a provider of innovative surgical solutions for foot and ankle surgeons, for total consideration, net of cash received, of $205.4 million within our Medical Technology segment.

In addition, on June 7, 2021, we entered into a definitive agreement for the acquisition of Mathys AG Bettlach (“Mathys”), a Switzerland-based company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine. We believe that the acquisition will expand our reconstructive product portfolio with Mathys’ complimentary surgical solutions and customer base. Total acquisition consideration of approximately $285 million is expected to be financed with Colfax common stock. The transaction is expected to close on July 28, 2021 subsequent to the filing of this Form 10-Q, subject to the satisfaction of closing conditions.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 59% and 60% for the three and six months ended July 2, 2021, respectively, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the six months ended July 2, 2021 compared to the six months ended July 3, 2020, fluctuations in foreign currencies had a favorable impact on the change in Net sales of approximately 3% and affected

Gross profit and Selling, general and administrative expenses by less than 3%. For the second quarter of 2021 compared to the second quarter of 2020, fluctuations in foreign currencies had a favorable impact on the change in Net sales of approximately 4%, and affected Gross profit and Selling, general and administrative expenses by less than 3%. The changes in foreign exchange rates since December 31, 2020 also decreased net assets by less than 2% as of July 2, 2021.

Seasonality

European operations in our Fabrication Technology segment typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. However, the business impact caused by the COVID-19 pandemic distorted the effects of historical seasonality patterns in 2020.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by our management to assess our operating performance. Adjusted EBITA excludes from Net income (loss) from continuing operations the effect of restructuring and other related charges, MDR and other costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as income tax expense (benefit), pension settlement gain, debt extinguishment charges and interest expense, net. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring and other related charges, MDR and other costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that we use in evaluating our financial and business performance and trends.

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

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP)	$31.3	$(3.1)	$59.0	$5.7
Income tax expense (benefit)	8.2	(30.1)	16.1	(16.9)
Pension settlement gain	(11.2)	—	(11.2)	—
Interest expense, net	17.8	28.3	43.5	53.1
Debt extinguishment charges	29.9	—	29.9	—
Restructuring and other related charges(1)	5.5	11.2	9.5	22.2
MDR and other costs(2)	1.9	1.0	3.7	1.9
Strategic transaction costs(3)	8.0	1.7	9.4	2.6
Acquisition-related amortization and other non-cash charges(4)	39.0	36.1	77.5	71.9
Adjusted EBITA (non-GAAP)	$130.3	$45.1	$237.4	$140.6
Net income (loss) margin from continuing operations (GAAP)	3.2%	(0.5)%	3.2%	0.4%
Adjusted EBITA margin (non-GAAP)	13.2%	7.3%	12.7%	9.8%
(1) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations for all periods presented.
(3) For the three and six months ended July 2, 2021, Strategic transaction costs includes costs related to the Separation. For the three and six months ended July 3, 2020, Strategic transaction costs includes costs incurred for the acquisition of DJO.
(4) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three and six months ended July 2, 2021 and July 3, 2020.

	Three Months Ended July 2, 2021				Six Months Ended July 2, 2021
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$90.9	$14.3	$(29.3)	$75.9	$170.1	$13.8	$(46.7)	$137.2
Restructuring and other related charges	3.5	2.0	—	5.5	6.6	3.0	—	9.5
MDR and other costs	—	1.9	—	1.9	—	3.7	—	3.7
Segment operating income (loss) (non-GAAP)	94.4	18.2	(29.3)	83.3	176.7	20.4	(46.7)	150.4
Strategic transaction costs	0.1	—	7.9	8.0	0.1	—	9.3	9.4
Acquisition-related amortization and other non-cash charges	9.1	29.9	—	39.0	18.2	59.3	—	77.5
Adjusted EBITA (non-GAAP)	$103.6	$48.2	$(21.5)	$130.3	$195.0	$79.8	$(37.4)	$237.4
Segment operating income margin (non-GAAP)	15.0%	5.1%	—%	8.5%	14.8%	3.1%	—%	8.1%
Adjusted EBITA margin (non-GAAP)	16.4%	13.5%	—%	13.2%	16.3%	12.0%	—%	12.7%

	Three Months Ended July 3, 2020				Six Months Ended July 3, 2020
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$37.5	$(26.9)	$(15.6)	$(4.9)	$103.8	$(32.2)	$(29.6)	$41.9
Restructuring and other related charges(1)	6.1	5.1	—	11.2	8.9	13.3	—	22.2
MDR and other costs	—	1.0	—	1.0	—	1.9	—	1.9
Segment operating income (loss) (non-GAAP)	43.6	(20.8)	(15.6)	7.2	112.6	(17.0)	(29.6)	66.0
Strategic transaction costs	—	—	1.7	1.7	—	—	2.6	2.6
Acquisition-related amortization and other non-cash charges	8.8	27.3	—	36.1	17.7	54.2	—	71.9
Adjusted EBITA (non-GAAP)	$52.4	$6.5	$(13.8)	$45.1	$130.3	$37.2	$(27.0)	$140.6
Segment operating income (loss) margin (non-GAAP)	10.5%	(10.1)%	—%	1.2%	12.0%	(3.4)%	—%	4.6%
Adjusted EBITA margin (non-GAAP)	12.6%	3.2%	—%	7.3%	13.9%	7.5%	—%	9.8%
(1) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.

Total Company

Sales

Net sales for the three and six months ended July 2, 2021 increased as compared with the three and six months ended July 3, 2020. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and six months ended July 3, 2020	$620.4		$1,436.7
Components of Change:
Existing Businesses(1)	317.8	51.2%	352.1	24.5%
Acquisitions(2)	23.6	3.8%	38.0	2.6%
Foreign Currency Translation(3)	24.1	3.9%	38.3	2.7%
	365.6	58.9%	428.4	29.8%
For the three and six months ended July 2, 2021	$985.9		$1,865.1
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to factors such as price, product mix and volume.
(2) Represents the incremental sales as a result of acquisitions closed subsequent to the beginning of the prior year respective periods.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

The increase in Net sales during the three and six months ended July 2, 2021 compared to the prior year periods was primarily attributable to the strong recovery from the prior year COVID-related sales downturn in the first half of 2020. During the three and six months ended July 2, 2021, the existing business sales of our Fabrication Technology segment increased $196.2 million and $231.0 million, respectively, while our Medical Technology segment increased $121.6 million and $121.1 million, respectively. Our Fabrication Technology segment benefited from new product initiatives in the second quarter and first half of 2021. Net sales from acquisitions increased during the three and six months ended July 2, 2021 primarily due to acquisitions in our Medical Technology segment that closed in the fourth quarter of 2020 and first half of 2021. The weakening of the U.S. dollar relative to other currencies resulted in $24.1 million and $38.3 million favorable foreign currency translation impacts during the three and six months ended July 2, 2021, respectively.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(Dollars in millions)
Gross profit	$419.0	$241.1	$790.1	$589.3
Gross profit margin	42.5%	38.9%	42.4%	41.0%
Selling, general and administrative expense	$337.6	$235.7	$643.3	$527.9
Operating income (loss)	$75.9	$(4.9)	$137.2	$41.9
Operating income (loss) margin	7.7%	(0.8)%	7.4%	2.9%
Net income (loss) from continuing operations	$31.3	$(3.1)	$59.0	$5.7
Net income (loss) margin from continuing operations	3.2%	(0.5)%	3.2%	0.4%
Adjusted EBITA (non-GAAP)	$130.3	$45.1	$237.4	$140.6
Adjusted EBITA margin (non-GAAP)	13.2%	7.3%	12.7%	9.8%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$5.5	$11.2	$9.5	$22.2
MDR and other costs	$1.9	$1.0	$3.7	$1.9
Strategic transaction costs	$8.0	$1.7	$9.4	$2.6
Acquisition-related amortization and other non-cash charges	$39.0	$36.1	$77.5	$71.9
Pension settlement gain	$(11.2)	$—	$(11.2)	$—
Interest expense, net	$17.8	$28.3	$43.5	$53.1
Debt extinguishment charges	$29.9	$—	$29.9	$—
Income tax expense (benefit)	$8.2	$(30.1)	$16.1	$(16.9)
(1) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.

Second Quarter of 2021 Compared to Second Quarter of 2020

Gross profit increased $177.9 million in the second quarter of 2021 compared with the prior year period due to a $78.5 million increase in our Fabrication Technology segment and a $99.4 million increase in our Medical Technology segment. The Gross profit increase was primarily attributable to the significant rebound from lower sales volumes in the second quarter of 2020 caused by the COVID-19 impact, which created more favorable operating leverage and production efficiencies. These factors also contributed to the increase in Gross profit margin, which was partially offset by increased supply chain costs and inflation-related pricing and cost increases in our Fabrication Technology segment during the second quarter of 2021.

Selling, general and administrative expense increased $101.9 million in the second quarter of 2021 compared to the prior year period due to increased sales commissions from increased sales levels, the cessation of prior year temporary cost reduction measures that were taken in response to COVID-19, and $17.9 million related to acquired businesses. Strategic transaction costs increased due to costs incurred related to the Separation. Restructuring and other related charges decreased due to the completion of certain restructuring programs.

Additionally, during the second quarter of 2021, a pension settlement gain of $11.2 million was recognized when the independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

Debt extinguishment charges of $29.9 million were recorded in the second quarter of 2021 due to an early redemption of certain senior notes. Interest expense, net decreased in the second quarter of 2021 compared to the same period in the prior year, due to a reduction in debt balances in the second quarter of 2021, primarily as a result of the aforementioned redemption of senior notes.

The effective tax rate for Net income (loss) from continuing operations during the second quarter of 2021 was 20.7%, which was slightly lower than the 2021 U.S. federal statutory tax rate of 21%, mainly due to the net impact of international tax rates, effective settlements on uncertain tax positions and U.S. tax credits, offset by withholding taxes, U.S. tax on international operations and other non-deductible expenses. The effective tax rate for the second quarter of 2020 was 90.5%, which was higher than the 2020 U.S. federal statutory tax rate of 21% mainly due to the impact of additional U.S. tax on international operations and taxable foreign exchange gains, offset in part by a discrete tax benefit associated with the enactment of a tax law change in India.

Net income from continuing operations increased in the second quarter of 2021 compared with the prior year period primarily due to the strong recovery from the prior year COVID-related sales downturn and related cost impacts. The sales-related benefits from this recovery in the second quarter of 2021 were partially offset by increases in expenses attributable to the temporary cost reductions implemented in the second quarter of 2020 in reaction to COVID-driven sales reductions. In the second quarter of 2021 we incurred higher sales commissions related to higher sales, increased Strategic transaction costs related to the Separation, and debt extinguishment charges in the current year period. Net income margin from continuing operations increased by 370 basis points due to the aforementioned factors. Adjusted EBITA and related margins increased primarily due to the improved sales volumes, partially offset by higher sales commissions and the cessation of second quarter 2020 temporary cost reductions.

Six months ended July 2, 2021 Compared to Six months ended July 3, 2020

Gross profit increased $200.8 million in the six months ended July 2, 2021 compared with the prior year period due to a $89.5 million increase in our Fabrication Technology segment and a $111.3 million increase in our Medical Technology segment. The Gross profit increase was primarily attributable to higher sales volumes and the related improved production variances compared to the six months ended July 3, 2020, during which sales volumes were negatively impacted by the COVID-19 pandemic. During the six months ended July 2, 2021, Gross profit also improved due to acquisition growth, new product initiatives and favorable foreign currency impacts. Gross profit margin increased for the same reasons Gross profit increased, partially offset by inflation-related pricing and cost increases in our Fabrication Technology segment.

Selling, general and administrative expense increased $115.4 million in the six months ended July 2, 2021 compared to the prior year period primarily due to increased sales commissions from increased sales levels, and the cessation of prior year temporary cost reduction measures that were taken in response to COVID-19. To a lesser extent, acquisition-related expenses and strategic transaction costs related to the Separation also increased Selling, general and administrative expense during the six months ended July 2, 2021. Restructuring and other related charges decreased due to the completion of certain restructuring programs in our Medical Technology segment.

Additionally, during the six months ended July 2, 2021, a pension settlement gain of $11.2 million was recognized when the independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

Debt extinguishment charges of $29.9 million were recorded in the second quarter of 2021 due to an early redemption of certain senior notes. Interest expense, net decreased in the six months ended July 2, 2021 compared to the same period in the prior year, primarily due to an overall reduction in debt balances during the current year period as a result of the aforementioned redemption of senior notes.

The effective tax rate for Net income (loss) from continuing operations during the six months ended July 2, 2021 was 21.4%, which was slightly higher than the 2021 U.S. federal statutory tax rate of 21%, mainly due to withholding taxes, U.S. tax on international operations, and other non-deductible expenses, offset by the net impact of international tax rates, the realization of tax benefits associated with effective settlements on uncertain tax positions, and U.S. tax credits. The effective tax rate for the six months ended July 3, 2020 was 151.3%, which was higher than the 2020 U.S. federal statutory tax rate of 21% mainly due to the impact of U.S. tax credits and state taxes on the forecasted rate and discrete tax benefits associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes, the impact of an enacted law change in India, and the realization of tax benefits associated with effective settlements on uncertain tax. These favorable impacts were offset by the impact of additional U.S. tax on international operations and taxable foreign exchange gains.

Net income from continuing operations increased in the six months ended July 2, 2021 compared with the prior year period primarily due to the strong recovery from the prior year COVID-related sales downturn and related cost impacts. The sales-related benefits from this recovery in the six months ended July 2, 2021 were partially offset by increases in expenses attributable to the temporary cost reductions implemented during the six months ended July 3, 2020 in reaction to COVID-driven sales reductions. In the six months ended July 2, 2021, we incurred higher sales commissions related to higher sales, and debt extinguishment charges. Net income margin from continuing operations increased by 280 basis points due to the aforementioned factors. Adjusted EBITA increased primarily due to the improved sales volumes, new product initiatives, and benefits from previously-completed restructuring programs, partially offset by the aforementioned sales commission increases, and the cessation of the aforementioned temporary cost reductions. Adjusted EBITA margin increased for the same reasons Adjusted EBITA increased, partially offset by inflation-related pricing and cost increases in our Fabrication Technology segment during the six months ended July 2, 2021.

Business Segments

As discussed above, we report results in two reportable segments: Fabrication Technology and Medical Technology.

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

The following table summarizes selected financial results for our Fabrication Technology segment:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(Dollars in millions)
Net sales	$629.8	$414.4	$1,197.9	$939.9
Gross profit	$218.4	$139.9	$418.2	$328.7
Gross profit margin	34.7%	33.8%	34.9%	35.0%
Selling, general and administrative expense	$124.0	$96.3	$241.5	$216.1
Segment operating income (non-GAAP)	$94.4	$43.6	$176.7	$112.6
Segment operating income margin (non-GAAP)	15.0%	10.5%	14.8%	12.0%
Adjusted EBITA (non-GAAP)	$103.6	$52.4	$195.0	$130.3
Adjusted EBITA margin (non-GAAP)	16.4%	12.6%	16.3%	13.9%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$3.5	$6.1	$6.6	$8.9
Strategic transaction costs	$0.1	$—	$0.1	$—
Acquisition-related amortization and other non-cash charges	$9.1	$8.8	$18.2	$17.7

Second Quarter of 2021 Compared to Second Quarter of 2020

Net sales in our Fabrication Technology segment increased $215.4 million in the second quarter of 2021 compared with the prior year period primarily due to the strong recovery from the COVID effects in the second quarter of 2020. Sales also increased due to new product initiatives, inflation-related pricing impacts of approximately 11% of the sales increase, and an $18.5 million favorable foreign currency impact during the second quarter of 2021. Gross profit and Gross profit margin increased $78.5 million and 90 basis points, respectively, due to the higher sales volumes and the related improved production efficiencies compared to the prior year period. The increase in Gross profit margin was partially offset by inflation-related pricing and cost increases, which compressed the margin. Selling, general and administrative expense increased primarily due to the cessation of temporary cost reductions implemented during the second quarter of 2020, partially offset by benefits from ongoing restructuring initiatives to structurally reduce costs. Segment operating income and Adjusted EBITA improved due to increased sales volumes, partially offset by increased Selling, general and administrative expenses. The related margins increased for the same reasons, partially offset by inflation-related pricing and cost increases during the second quarter of 2021.

Six months ended July 2, 2021 Compared to Six months ended July 3, 2020

Net sales increased $258.0 million in the six months ended July 2, 2021 compared with the prior year period, due to the strong recovery from the COVID effects in the six months ended July 3, 2020, as well as new product initiatives, inflation-related pricing impacts, and a $25.9 million favorable foreign currency translation impact in the current year period. Gross profit increased $89.5 million during the six months ended July 2, 2021 as a result of improved sales volumes, while Gross profit margin decreased 10 basis points due to inflation-related pricing and cost increases, which compressed the margin. Selling, general and administrative expense increased in the period primarily due to the cessation of temporary cost reductions implemented in the second quarter of 2020, partially offset by benefits from restructuring initiatives. Segment operating income and Adjusted EBITA increased in the six months ended July 2, 2021 compared to the prior year period due to the improved sales volumes, partially offset by increased Selling, general and administrative costs. The related margins increased for the same reasons, partially offset by inflation-related pricing and cost increases over the same period.

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

The following table summarizes the selected financial results for our Medical Technology segment:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(Dollars in millions)
Net sales	$356.1	$206.0	$667.2	$496.8
Gross profit	$200.6	$101.2	$371.9	$260.6
Gross profit margin	56.3%	49.1%	55.7%	52.5%
Selling, general and administrative expense	$184.3	$123.9	$355.1	$282.2
Segment operating income (loss) (non-GAAP)	$18.2	$(20.8)	$20.4	$(17.0)
Segment operating income (loss) margin (non-GAAP)	5.1%	(10.1)%	3.1%	(3.4)%
Adjusted EBITA (non-GAAP)	$48.2	$6.5	$79.8	$37.2
Adjusted EBITA margin (non-GAAP)	13.5%	3.2%	12.0%	7.5%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$2.0	$5.1	$3.0	$13.3
MDR and other costs	$1.9	$1.0	$3.7	$1.9
Acquisition-related amortization and other non-cash charges	$29.9	$27.3	$59.3	$54.2
(1) Restructuring and other related charges includes $0.9 million and $2.7 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2020, respectively.

Second Quarter of 2021 Compared to Second Quarter of 2020

Net sales increased for our Medical Technology segment in the second quarter of 2021 compared with the prior year period primarily due to the strong recovery from COVID-driven lower sales in the second quarter of 2020, as well as acquisition-related sales growth of $22.9 million and a favorable foreign currency translation effect of $5.6 million in the current year period. Gross profit and gross profit margins increased in the second quarter of 2021 compared to the second quarter of 2020 primarily due to improved sales volumes and acquisition-related growth, partially offset by increased supply chain costs. Selling, general and administrative expense increased over the same period primarily due to the cessation of temporary employee cost reductions implemented during the second quarter of 2020, as well as higher sales commissions and acquisition-related expenses, including integration costs from the newly-acquired businesses, in the current year period. Segment operating income, Adjusted EBITA and the related margins all increased as a result of the aforementioned factors. Restructuring and other related charges decreased by $3.1 million due to the completion of certain projects in earlier periods.

Six months ended July 2, 2021 Compared to Six months ended July 3, 2020

Net sales increased for our Medical Technology segment in the six months ended July 2, 2021 compared with the prior year period due to a recovery in sales volumes from the decline related to COVID-19 during the six months ended July 3, 2020, as well as continued expansion in the reconstructive product group from key products launched in 2020, acquisition-related sales growth of $36.9 million and a favorable foreign currency translation effect of $12.4 million during the current year period. While sales volumes early in the first quarter of 2021 were negatively impacted by certain jurisdictions putting further COVID-19-related restrictions in place in response to the surge in COVID-19 cases late in 2020, sales volumes have since normalized. Gross profit and Gross profit margins increased during the six months ended July 2, 2021 compared to the prior year period due to improved sales volumes and acquisition-related growth, partially offset by increased supply chain costs. Selling, general and administrative expense also increased primarily due to the cessation of temporary employee cost reductions implemented during the second quarter of 2020 and higher sales commissions in the current year period, as well as costs associated with acquisitions and the related integration costs from the newly acquired businesses during the six months ended July 2, 2021. Segment operating income, Adjusted EBITA, and related margins all increased as a result of the aforementioned factors. Restructuring and other related charges decreased by $10.3 million due to completing certain projects.

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

Equity Capital

On March 19, 2021, we completed the underwritten public offering of 16.1 million shares of our Common stock at a price to the public of $46.00 per share, resulting in net proceeds of $711.3 million, after deducting offering expenses and underwriters’ discount and commissions. We used these proceeds to pay down certain of our senior notes, as discussed further below.

In 2018, our Board of Directors authorized the repurchase of our Common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of July 2, 2021, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an initial aggregate principal amount of $825 million, each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. Refer to Note 10, “Debt” in the accompanying Notes to the Condensed Consolidated Financial Statements for more information.

As of July 2, 2021, we are in compliance with the covenants under the Credit Facility. As of July 2, 2021, the weighted-average interest rate of borrowings under the Credit Facility was 1.84%, excluding accretion of original issue discount and deferred financing fees, and there was $890 million available on the Revolver.

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

TEU Amortizing Notes

Our TEU amortizing notes with an initial principal amount of $15.6099 per unit, bear interest at a rate of 6.50% per annum, and have equal quarterly cash installments of $1.4375 per TEU amortizing note with a final installment payment date of January 15, 2022. The quarterly cash installment constitutes a payment of interest and a partial repayment of principal. We paid $12.3 million and $11.5 million of principal on the TEU amortizing notes in the six months ended July 2, 2021 and July 3, 2020, respectively. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company. Refer to Note 10, “Debt” in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

2024 Notes and 2026 Notes

We had senior notes with an aggregate principal amount of $600 million (the “2024 Notes”), which were due on February 15, 2024 and had an interest rate of 6.0%. We have senior notes with an initial aggregate principal amount of $400 million (the “2026 Notes”), which are due on February 15, 2026 and have an interest rate of 6.375%. The 2026 Notes are guaranteed by certain of our domestic subsidiaries. We redeemed all of the outstanding 2024 Notes and $100 million of the outstanding principal amount of our 2026 Notes on April 24, 2021. Refer to Note 10, “Debt”, in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $192.6 million. As of July 2, 2021, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $339.8 million. Total letters of credit of $70.1 million were outstanding as of July 2, 2021.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of July 2, 2021, we had $62.3 million of Cash and cash equivalents, a decrease of $38.8 million from the balance as of December 31, 2020 of $101.1 million, which included $4.0 million of Restricted cash. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	July 2, 2021	July 3, 2020
	(Dollars in millions)
Net cash provided by operating activities	$162.8	$93.2
Purchases of property, plant and equipment	(44.6)	(50.4)
Proceeds from sale of property, plant and equipment	3.2	5.0
Acquisitions, net of cash received, and investments	(230.7)	(7.5)
Net cash used in investing activities	(272.1)	(53.0)
Proceeds (repayments) from borrowings, net	(627.7)	(63.2)
Proceeds from issuance of common stock, net	730.0	2.3
Payment of debt extinguishment costs	(24.4)	—
Other	(6.2)	(16.4)
Net cash provided by (used in) financing activities	71.7	(77.4)
Effect of foreign exchange rates on Cash and cash equivalents	(1.1)	(6.1)
Decrease in Cash and cash equivalents	$(38.8)	$(43.2)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•During the six months ended July 2, 2021 and July 3, 2020, cash payments of $10.2 million and $23.6 million, respectively, were made related to our restructuring initiatives.

•Year-to-date 2021 results include $47.6 million of outflows from working capital as a result of business growth. Results in the comparable prior year period provided cash of $59.8 million due to a decrease in receivables, partially offset by a decrease in accounts payable due to COVID-related declines.

•Year-to-date 2021 net cash provided by operating activities also included a cash inflow from a $36.0 million U.S. federal tax refund received in the first quarter of 2021.

•Cash used in operating activities related to discontinued operations for the six months ended July 2, 2021 was $4.6 million, primarily due to a settlement related to a disposed business, partially offset by net asbestos inflows. Cash used in operating activities related to discontinued operations for the six months ended July 3, 2020 was $7.9 million.

Cash flows used in investing activities during the six months ended July 2, 2021 increased due to cash paid for acquisitions and investments in our Medical Technology segment of $225.7 million, as well as an acquisition outlay in our Fabrication Technology segment of $5.0 million.

Cash flows provided by financing activities for the six months ended July 2, 2021 included the $711.3 million net proceeds from the public offering of 16.1 million shares of Colfax Common stock on March 19, 2021. The net proceeds were used in the $600 million full redemption of our 2024 Notes and the $100 million partial redemption of our 2026 Notes. Cash flows from financing activities reflects a net borrowing on our Revolver in 2021 and a net repayment on our Revolver in 2020.

Our Cash and cash equivalents as of July 2, 2021 include $50.6 million held in jurisdictions outside the U.S., an increase of $7.4 million in the second quarter of 2021. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of July 2, 2021 are variable-rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and six months ended July 2, 2021 would have increased Interest expense for our variable rate-based debt by approximately $2.3 million and $4.3 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended July 2, 2021, approximately 59% and 60% of our sales, respectively, were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of our Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies relative to the U.S. dollar as of July 2, 2021 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $169 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 2, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.02 - Unregistered Sales of Equity Securities.” of Form 8-K.

On June 7, 2021, we entered into a definitive agreement to acquire Mathys AG Bettlach, a Swiss company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions, and sports medicine. On July 26, 2021, we provided the sellers with notice of our election to exercise our right under the acquisition agreement to fund the purchase price in shares of our common stock. Total acquisition consideration of approximately $285 million is expected to be financed with our common stock, with the aggregate number of shares to be determined based on, among other things, the share price of our common stock on the New York Stock Exchange on the closing date. We intend to issue the consideration shares at closing, which is expected to occur on July 28, 2021 subsequent to the filing of this Form 10-Q, subject to the satisfaction of closing conditions, in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that it did not involve a public offering.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

10.1	Amendment No. 4 to Credit Agreement dated as of April 15, 2021.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 2, 2021 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	July 28, 2021

/s/ Christopher M. Hix	Executive Vice President, Finance
Christopher M. Hix	Chief Financial Officer	July 28, 2021
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	July 28, 2021
(Principal Accounting Officer)