Form 10-Q
period 2021-10-01
Colfax CORP
filed 2021-11-04
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2021
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 1, 2021, there were 154,781,842 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Net sales	$965,891	$805,931	$2,831,030	$2,242,647
Cost of sales	561,020	461,811	1,636,098	1,309,227
Gross profit	404,871	344,120	1,194,932	933,420
Selling, general and administrative expense	334,424	278,060	977,711	805,984
Restructuring and other related charges	6,457	4,129	15,983	23,589
Operating income	63,990	61,931	201,238	103,847
Pension settlement gain	—	—	(11,208)	—
Interest expense, net	13,540	25,567	57,005	78,647
Debt extinguishment charges	—	—	29,870	—
Income from continuing operations before income taxes	50,450	36,364	125,571	25,200
Income tax expense	22,349	19,528	38,421	2,638
Net income from continuing operations	28,101	16,836	87,150	22,562
Loss from discontinued operations, net of taxes	(1,244)	(2,641)	(10,351)	(10,906)
Net income	26,857	14,195	76,799	11,656
Less: income attributable to noncontrolling interest, net of taxes	1,009	789	3,235	2,243
Net income attributable to Colfax Corporation	$25,848	$13,406	$73,564	$9,413
Net income (loss) per share - basic
Continuing operations	$0.17	$0.12	$0.56	$0.15
Discontinued operations	$(0.01)	$(0.02)	$(0.07)	$(0.08)
Consolidated operations	$0.16	$0.10	$0.49	$0.07
Net income (loss) per share - diluted
Continuing operations	$0.17	$0.12	$0.55	$0.15
Discontinued operations	$(0.01)	$(0.02)	$(0.07)	$(0.08)
Consolidated operations	$0.16	$0.10	$0.48	$0.07

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net income	$26,857	$14,195	$76,799	$11,656
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $1,948, $258, $5,124 and $652	(57,176)	51,610	(101,573)	(49,316)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $2,203, $(4,344), $5,709 and $(4,448)	6,424	(12,076)	16,655	(12,700)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $327, $330, $958 and $767	1,093	1,152	3,193	2,814
Other comprehensive income (loss)	(49,659)	40,686	(81,725)	(59,202)
Comprehensive income (loss)	(22,802)	54,881	(4,926)	(47,546)
Less: comprehensive income attributable to noncontrolling interest	1,373	1,987	2,046	1,192
Comprehensive income (loss) attributable to Colfax Corporation	$(24,175)	$52,894	$(6,972)	$(48,738)

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	October 1, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,482	$97,068
Trade receivables, less allowance for credit losses of $34,677 and $37,666	603,214	517,006
Inventories, net	780,984	564,822
Prepaid expenses	85,540	69,515
Other current assets	78,467	113,418
Total current assets	1,725,687	1,361,829
Property, plant and equipment, net	510,828	486,960
Goodwill	3,497,355	3,314,541
Intangible assets, net	1,726,955	1,663,446
Lease asset - right of use	159,118	173,942
Other assets	352,368	350,831
Total assets	$7,972,311	$7,351,549

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$14,340	$27,074
Accounts payable	472,499	330,251
Accrued liabilities	488,632	454,333
Total current liabilities	975,471	811,658
Long-term debt, less current portion	1,611,690	2,204,169
Non-current lease liability	127,259	139,230
Other liabilities	627,367	608,618
Total liabilities	3,341,787	3,763,675
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 154,781,842 and 118,496,687 shares issued and outstanding as of October 1, 2021 and December 31, 2020, respectively	155	118
Additional paid-in capital	4,528,097	3,478,008
Retained earnings	590,931	517,367
Accumulated other comprehensive loss	(532,642)	(452,106)
Total Colfax Corporation equity	4,586,541	3,543,387
Noncontrolling interest	43,983	44,487
Total equity	4,630,524	3,587,874
Total liabilities and equity	$7,972,311	$7,351,549

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	118,496,687	$118	$3,478,008	$517,367	$(452,106)	$44,487	$3,587,874
Net income	—	—	—	19,074	—	1,166	20,240
Distributions to noncontrolling owners	—	—	—	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax of $6,840	—	—	—	—	(39,621)	(124)	(39,745)
Conversion of tangible equity units into common stock	344,412	—	—	—	—	—	—
Common stock repurchases	(21,082)	—	(971)	—	—	—	(971)
Common stock offering, net of issuance costs	16,100,000	16	711,305	—	—	—	711,321
Common stock-based award activity	677,314	1	13,403	—	—	—	13,404
Balance at April 2, 2021	135,597,331	135	4,201,745	536,441	(491,727)	44,475	4,291,069
Net income	—	—	—	28,642	—	1,060	29,702
Other comprehensive income (loss), net of tax of $473	—	—	—	—	9,108	(1,429)	7,679
Conversion of tangible equity units into common stock	6,174,000	6	(6)	—	—	—	—
Common stock repurchases	(710)	—	(32)	—	—	—	(32)
Common stock-based award activity	571,025	1	23,541	—	—	—	23,542
Balance at July 2, 2021	142,341,646	142	4,225,248	565,083	(482,619)	44,106	4,351,960
Net income	—	—	—	25,848	—	1,009	26,857
Distributions to noncontrolling owners	—	—	—	—	—	(1,496)	(1,496)
Other comprehensive income (loss), net of tax of $4,478	—	—	—	—	(50,023)	364	(49,659)
Conversion of tangible equity units into common stock	5,537,100	6	(6)	—	—	—	—
Common stock issued for acquisition, net of issuance costs	6,544,522	7	285,674	—	—	—	285,681
Common stock-based award activity	358,574	—	17,181	—	—	—	17,181
Balance at October 1, 2021	154,781,842	$155	$4,528,097	$590,931	$(532,642)	$43,983	$4,630,524

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2019	118,059,082	$118	$3,445,597	$479,560	$(483,845)	$48,198	$3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	4,481	—	1,027	5,508
Distributions to noncontrolling owners	—	—	—	—	—	(8)	(8)
Other comprehensive loss, net of tax of $4,644	—	—	—	—	(158,297)	(2,593)	(160,890)
Common stock-based award activity	268,323	—	8,344	—	—	—	8,344
Balance at April 3, 2020	118,327,405	118	3,453,941	479,223	(642,142)	46,624	3,337,764
Net income (loss)	—	—	—	(8,474)	—	427	(8,047)
Distributions to noncontrolling owners	—	—	—	—	—	(3,734)	(3,734)
Other comprehensive income, net of tax of $(3,917)	—	—	—	—	60,658	344	61,002
Common stock-based award activity	61,608	—	8,591	—	—	—	8,591
Balance at July 3, 2020	118,389,013	118	3,462,532	470,749	(581,484)	43,661	3,395,576
Net income	—	—	—	13,406	—	789	14,195
Distributions to noncontrolling owners	—	—	—	—	—	(625)	(625)
Other comprehensive income, net of tax of $(3,756)	—	—	—	—	39,488	1,198	40,686
Common stock-based award activity	68,166	—	7,637	—	—	—	7,637
Balance at October 2, 2020	118,457,179	$118	$3,470,169	$484,155	$(541,996)	$45,023	$3,457,469

See Notes to Condensed Consolidated Financial Statements.

COLFAX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	October 1, 2021	October 2, 2020

Cash flows from operating activities:
Net income	$76,799	$11,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	197,641	181,114
Stock-based compensation expense	26,235	21,642
Non-cash interest expense	3,757	4,253
Deferred income tax benefit	(5,904)	(30,946)
(Gain) loss on sale of property, plant and equipment	(1,483)	523
Loss on debt extinguishment	29,870	—
Changes in operating assets and liabilities:
Trade receivables, net	(70,407)	44,592
Inventories, net	(130,348)	28,556
Accounts payable	143,694	(42,869)
Other operating assets and liabilities	(9,971)	(45,388)
Net cash provided by operating activities	259,883	173,133
Cash flows from investing activities:
Purchases of property, plant and equipment	(73,595)	(81,583)
Proceeds from sale of property, plant and equipment	2,908	4,929
Acquisitions, net of cash received, and investments	(222,961)	(7,477)
Net cash used in investing activities	(293,648)	(84,131)
Cash flows from financing activities:
Payments under term credit facility	—	(40,000)
Proceeds from borrowings on revolving credit facilities and other	515,696	794,678
Repayments of borrowings on revolving credit facilities and other	(409,961)	(866,215)
Repayments of borrowings on senior notes	(700,000)	—
Payment of debt issuance costs	—	(4,560)
Proceeds from issuance of common stock, net	738,177	2,930
Payment of debt extinguishment costs	(24,375)	—
Deferred consideration payments and other	(7,700)	(12,411)
Net cash provided by (used in) financing activities	111,837	(125,578)
Effect of foreign exchange rates on Cash and cash equivalents and Restricted cash	(1,659)	(6,633)
Increase (decrease) in Cash and cash equivalents and Restricted cash	76,413	(43,209)
Cash and cash equivalents and Restricted Cash, beginning of period	101,069	109,632
Cash and cash equivalents, end of period	$177,482	$66,423

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisition, net of issuance costs	$285,681	$—

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

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. Research and development costs were $20.2 million and $61.4 million during the three and nine months ended October 1, 2021, respectively, and $16.8 million and $49.4 million during the three and nine months ended October 2, 2020, respectively.

On April 24, 2021, the Company used the proceeds from its March 2021 equity offering to redeem all $600 million of its 2024 senior notes and $100 million of outstanding principal on its 2026 senior notes. The Company paid an early redemption premium of $24.4 million and recorded a loss on the extinguishment of debt of $29.9 million. Additionally, a pension settlement gain of $11.2 million was recognized in the second quarter of 2021 when the independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

The results of operations for the three and nine months ended October 1, 2021 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. Medical Technology sales typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for the Company’s products. While these impacts have lessened in 2021 due to broadening access to COVID-19 vaccines and gradual relaxing of some government-mandated restrictions, the surge of COVID-19 variant viruses in the third quarter of 2021 has led to the reinstatement of restrictions in certain jurisdictions, slowing the overall economic recovery. The COVID-19 outbreak has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption are difficult to forecast. Furthermore, the historical seasonality trends have been disrupted by the commercial impacts caused by the COVID-19 pandemic.

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

3. Discontinued Operations

The Company retained certain asbestos-related contingencies and insurance coverages from divested businesses for which it did not retain an interest in the ongoing operations subject to the contingencies. The Company has classified asbestos-related selling, general and administrative activity in its Condensed Consolidated Statements of Operations as part of Loss from discontinued operations, net of taxes. Asbestos-related costs, net of taxes were $1.1 million and $3.5 million during the three and nine months ended October 1, 2021, respectively, and $2.0 million and $4.8 million during the three and nine months ended October 2, 2020, respectively. See Note 13, “Commitments and Contingencies” for further information.

The Company also recorded Loss from discontinued operations, net of taxes of $0.2 million and $6.8 million during the three and nine months ended October 1, 2021, respectively, and $0.6 million and $6.2 million during the three and nine months ended October 2, 2020, respectively, related to its divested air and gas handling business, including a settlement executed in the first quarter of 2021, as well as certain professional, legal, and consulting fees in 2020.

Cash used in operating activities related to discontinued operations for the nine months ended October 1, 2021 and October 2, 2020 was $7.2 million and $18.4 million, respectively.

4. Acquisitions

The Company completed one acquisition in its Fabrication Technology segment and five acquisitions in its Medical Technology segment during the nine months ended October 1, 2021 for net cash consideration of $208.1 million and equity consideration of $285.7 million. The acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date. The Condensed Consolidated Balance Sheet as of October 1, 2021 reflects our preliminary estimates of fair value and are subject to adjustment. The Company also made two investments in medical technology

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

businesses during the nine months ended October 1, 2021 for a total of $14.8 million. Both investments are carried at cost, as they do not have a readily determinable fair value.
In the first quarter of 2021, the Medical Technology segment acquired Trilliant Surgical (“Trilliant”), a national provider of foot and ankle orthopedic implants. The product technologies of Trilliant support the Medical Technology segment’s focused expansion into the adjacent foot and ankle market. Trilliant has a broad product portfolio that covers the full universe of foot reconstructive and fixation procedures, and includes the novel Arsenal Foot Plating System, designed for greater flexibility and speed of implant placement. In the second quarter of 2021, the Medical Technology segment acquired MedShape, Inc. (“MedShape”), a provider of innovative surgical solutions for foot and ankle surgeons using its patented superelastic nickel titanium (NiTiNOL) and shape memory polymer technologies. This acquisition further expands the Company's foot and ankle platform. These two acquisitions were completed for total consideration, net of cash received, of $205.4 million, subject to certain adjustments. Net working capital and intangible assets acquired represent 8% and 46% of the total consideration exchanged for these two acquisitions, respectively, with the residual amount primarily attributable to Goodwill. These amounts, as well as useful lives of the intangible assets, deferred taxes, and property, plant and equipment, are determined based upon certain valuations and studies that have yet to be finalized. The Goodwill acquired in the Trilliant acquisition is deductible for income tax purposes. The estimated proforma annual revenues of these two acquisitions are approximately 1% of Colfax’s consolidated revenues.

In the third quarter of 2021, the Medical Technology segment acquired Mathys AG Bettlach (“Mathys”) for total acquisition equity consideration of $285.7 million of Colfax Common stock, which included cash acquired of $14.7 million. Mathys, a Switzerland-based company, develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions, and sports medicine. The acquisition expands the Medical Technology segment’s reconstructive product portfolio with Mathys’ complimentary surgical solutions and broadens its international customer base.

The following table summarizes the Company’s best initial estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of the Mathys acquisition. These amounts, including inventories, deferred taxes, intangible assets, useful lives of the intangible assets, and property, plant and equipment, are determined based upon certain valuations and studies that have yet to be finalized. Accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed, which could be material. None of the Goodwill recognized is expected to be deductible for income tax purposes.

July 28, 2021
(In thousands)
Trade receivables	$20,050
Inventories	81,809
Property, plant and equipment	37,137
Goodwill	120,127
Intangible assets	93,105
Accounts payable	(4,808)
Other assets and liabilities, net	(76,426)
Consideration, net of cash acquired	$270,994

5. Revenue

The Company’s Fabrication Technology segment formulates, develops, manufactures and supplies consumable products and equipment for use in cutting, joining and automated welding, as well as gas control equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company disaggregates its Fabrication Technology revenue into the following product groups:

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(In thousands)
Equipment	$192,365	$157,730	$564,971	$443,563
Consumables	413,603	333,767	1,238,929	987,838
Total	$605,968	$491,497	$1,803,900	$1,431,401

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

The Company disaggregates its Medical Technology revenue into the following product groups:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(In thousands)
Prevention & Recovery(1)	$260,001	$242,591	$765,207	$626,227
Reconstructive	99,922	71,843	261,923	185,019
Total	$359,923	$314,434	$1,027,130	$811,246
(1) For the periods presented, the Prevention & Recovery product group includes bone growth stimulation products, which were previously classified as part of the Reconstructive product group.

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of October 1, 2021 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2020 and 2019, total contract liabilities were $36.6 million and $14.8 million, respectively. During the three and nine months ended October 1, 2021, revenue recognized that was included in the contract liability balance at the beginning of the year was $6.3 million and $25.7 million, respectively. During the three and nine months ended October 2, 2020, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.5 million and $13.2 million, respectively. As of October 1, 2021 and October 2, 2020, total contract liabilities were $30.7 million and $30.4 million, respectively, and were included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The contract liabilities as of October 1, 2021 and December 31, 2020 included $7.2 million and $11.8 million, respectively, of certain one-time advance payments in the Medical Technology business.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Management identified appropriate macroeconomic indicators based on tangible correlation to historical losses considering the location and risks associated with the Company.

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended October 1, 2021
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$37,666	$(17)	$(2,194)	$(778)	$34,677

6. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(In thousands, except share and per share data)
Computation of Net income per share from continuing operations - basic:
Net income from continuing operations attributable to Colfax Corporation (1)	$27,092	$16,047	$83,915	$20,319
Weighted-average shares of Common stock outstanding – basic	159,093,384	136,832,909	150,822,061	136,730,112
Net income per share from continuing operations – basic	$0.17	$0.12	$0.56	$0.15

Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Colfax Corporation (1)	$27,092	$16,047	$83,915	$20,319
Weighted-average shares of Common stock outstanding – basic	159,093,384	136,832,909	150,822,061	136,730,112
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	2,073,711	1,257,701	2,076,332	2,339,794
Weighted-average shares of Common stock outstanding – diluted	161,167,095	138,090,610	152,898,393	139,069,906
Net income per share from continuing operations – diluted	$0.17	$0.12	$0.55	$0.15
(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes, of $1.0 million and $3.2 million for the three and nine months ended October 1, 2021, respectively, and $0.8 million and $2.2 million for the three and nine months ended October 2, 2020, respectively.

For all periods presented, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. During the three and nine months ended October 1, 2021, conversions of the Company’s tangible equity units resulted in the issuance of approximately 5.6 million and 12.1 million shares of Colfax common stock, respectively. All issuances of Colfax common stock related to the tangible equity units were converted at the minimum settlement rate 4.0000 shares of common stock for each purchase contract as a result of the Company’s share price. The issued shares are included in the Common stock issued and outstanding as of October 1, 2021. For the nine months ended October 2, 2020, the weighted-average shares of Common stock outstanding - diluted includes the

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

impact of an additional 1.2 million potentially issuable dilutive shares related to Colfax’s tangible equity units as a result of the Company’s share price in March 2020. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended October 1, 2021 excludes 0.8 million and 1.3 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three and nine months ended October 1, 2021, Income from continuing operations before income taxes was $50.5 million and $125.6 million, respectively, while income tax expense was $22.3 million and $38.4 million, respectively. The effective tax rates were 44.3% and 30.6% for the three and nine months ended October 1, 2021, respectively, which both differed from the 2021 U.S. federal statutory rate of 21% mainly due to withholding taxes, U.S. tax on international operations, and other non-deductible expenses offset in part by the effective settlements on uncertain tax positions, a benefit from U.S. state tax losses, and U.S. tax credits. The effective tax rate for the three months ended October 1, 2021 was primarily impacted by the relative unfavorable increase in U.S. tax on international operations due to lower U.S. forecasted income and increased taxable foreign exchange gains as compared to the three months ended July 2, 2021 and nine months ended October 1, 2021.

During the three and nine months ended October 2, 2020, Income from continuing operations before income taxes was $36.4 million and $25.2 million, respectively, while income tax expense was $19.5 million and $2.6 million, respectively. The effective tax rates were 53.7% and 10.5% for the three and nine months ended October 2, 2020, respectively. The effective tax rate for the three months ended October 2, 2020 differed from the 2020 U.S. federal statutory rate of 21% mainly due to the net impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses. These unfavorable impacts were partially offset by the impact of U.S. tax credits, benefit from U.S. state tax losses, and the realization of tax benefits associated with effective settlements on uncertain tax positions. The effective tax rate for the nine months ended October 2, 2020 differed from the 2020 U.S. federal statutory rate of 21%, mainly due to the net impact of U.S. tax credits and benefits from U.S. state tax losses, a discrete tax benefit associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes, the impact of an enacted law change in India, and the realization of tax benefits associated with effective settlements on uncertain tax positions. These favorable impacts were partially offset by the impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses. In conjunction with the filing of the timely elected changes to credit rather than to deduct foreign taxes, the Company obtained additional foreign tax credit carryforwards. The Company evaluated all positive and negative evidence in determining the realizability of these deferred tax assets and based on such evidence, concluded a full valuation allowance was needed.

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

On July 28, 2021, the Company issued 6.5 million shares of Colfax Common stock to the former shareholders of Mathys for acquisition consideration of $285.7 million.

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of October 1, 2021, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended October 1, 2021 and October 2, 2020. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at December 31, 2020	$(112,783)	$(360,977)	$21,654	$(452,106)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	1,089	(124,824)	(2,582)	(126,317)
Gain on long-term intra-entity foreign currency transactions	—	25,933	—	25,933
Gain on net investment hedges	—	—	16,655	16,655
Other comprehensive income (loss) before reclassifications	1,089	(98,891)	14,073	(83,729)
Amounts reclassified from Accumulated other comprehensive loss	3,193	—	—	3,193
Net Other comprehensive income (loss)	4,282	(98,891)	14,073	(80,536)
Balance at October 1, 2021	$(108,501)	$(459,868)	$35,727	$(532,642)

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at December 31, 2019	$(106,500)	$(421,889)	$44,544	$(483,845)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(389)	(31,747)	1,894	(30,242)
Loss on long-term intra-entity foreign currency transactions	—	(18,023)	—	(18,023)
Loss on net investment hedges	—	—	(12,700)	(12,700)
Other comprehensive income (loss) before reclassifications	(389)	(49,770)	(10,806)	(60,965)
Amounts reclassified from Accumulated other comprehensive loss	2,814	—	—	2,814
Net Other comprehensive income (loss)	2,425	(49,770)	(10,806)	(58,151)
Balance at October 2, 2020	$(104,075)	$(471,659)	$33,738	$(541,996)

Tangible equity unit (“TEU”) offering

On January 11, 2019, the Company issued 4.6 million TEUs at the stated amount of $100 per unit. Net cash of $447.7 million was received upon closing. A portion of the proceeds from the issuance of the TEUs were allocated initially to equity (the “TEU prepaid stock purchase contracts”) and debt (the “TEU amortizing notes”) based on the relative fair value of the respective components of each TEU. See Note 10, “Debt” for further information regarding the TEU amortizing notes.
TEU prepaid stock purchase contracts

Unless previously settled at the holder’s option, for each TEU prepaid stock purchase contract the Company will deliver to holders on January 15, 2022 (subject to postponement in certain limited circumstances, the “mandatory settlement date”) a number of shares of common stock. The number of shares of common stock issuable upon settlement of each purchase contract (the “settlement rate”) will be determined using the arithmetic average of the volume average weighted price for the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately preceding January 15, 2022 (“the Applicable Market Value”) with reference to the following settlement rates:

•if the Applicable Market Value of the common stock is greater than the threshold appreciation price of $25.00, the holder will receive 4.0000 shares of common stock for each purchase contract;
•if the Applicable Market Value of the common stock is greater than or equal to the reference price of $20.81, but less than or equal to the threshold appreciation price of $25.00, the holder will receive a number of shares of common stock for each purchase contract having a value, based on the Applicable Market Value, equal to $100; and
•if the Applicable Market Value of the common stock is less than the reference price of $20.81, the holder will receive 4.8054 shares of common stock for each purchase contract.

Earnings per share impact of TEU prepaid stock purchase contracts

Unless the TEU prepaid stock purchase contracts are redeemed by the Company or settled earlier at the unit holder’s option, they are mandatorily convertible into shares of Colfax common stock at not less than 4.0000 shares per purchase contract or more than 4.8054 shares per purchase contract on January 15, 2022. This corresponds to not less than 18.4 million shares and not more than 22.1 million shares at the maximum. The 18.4 million minimum shares are included in the calculation of weighted-average shares of Common stock outstanding - basic. The difference between the minimum and maximum shares represents potentially dilutive securities. The Company includes them in its calculation of weighted-average shares of Common stock outstanding - diluted on a pro rata basis to the extent the effect is not anti-dilutive and the average Applicable Market Value is higher than the reference price but is less than the threshold appreciation price. During the three and nine months ended October 1, 2021, 1.4 million and 3.0 million TEU prepaid stock purchase contracts were settled at the holder’s option

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

into approximately 5.6 million and 12.1 million shares of Colfax common stock, respectively, at a conversion rate of 4.0 shares per contract.

9. Inventories, Net

Inventories, net consisted of the following:

	October 1, 2021	December 31, 2020
	(In thousands)
Raw materials	$138,421	$110,848
Work in process	66,012	40,517
Finished goods	650,927	476,297
	855,360	627,662
Less: allowance for excess, slow-moving and obsolete inventory	(74,376)	(62,840)
	$780,984	$564,822

10. Debt

Long-term debt consisted of the following:

	October 1, 2021	December 31, 2020
	(In thousands)
Term loan	$782,216	$781,557
Euro senior notes	403,234	425,045
2024 and 2026 notes	297,780	991,319
TEU amortizing notes	12,875	31,251
Revolving credit facilities and other	129,925	2,071
Total debt	1,626,030	2,231,243
Less: current portion	(14,340)	(27,074)
Long-term debt	$1,611,690	$2,204,169

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

The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as the ratio of Consolidated Net Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) of 4.50:1.00 for the quarter ending September 30, 2021, 4.25:1.00 for the quarters ending December 31, 2021 and March 31, 2022, 4.00:1.00 for the quarters ending June 30, 2022 and September 30, 2022, and 3.50:1.00 as of December 31, 2022 and for each fiscal quarter ending thereafter, and (ii) a minimum interest coverage ratio of 3.00:1.00 for the quarters ending September 30, 2021 and thereafter. The Credit Facility also includes a “springing” collateral provision (based upon the Gross Leverage Ratio as defined in the Credit Facility) which requires the obligations under the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries and the equity of its first tier foreign subsidiaries, subject to customary exceptions, in the event Colfax’s gross leverage ratio under the Credit Facility is greater than 5.00:1.00 as of the last day of any fiscal quarter. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan and the Revolver. As of October 1, 2021, the Company was in compliance with the covenants under the Credit Facility.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of October 1, 2021, the weighted-average interest rate of borrowings under the Credit Facility was 1.59%, excluding accretion of original issue discount and deferred financing fees, and there was $850 million available on the Revolver.

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

TEU Amortizing Notes

Each TEU amortizing note has an initial principal amount of $15.6099, bears interest at a rate of 6.50% per annum, and has equal quarterly cash installments of $1.4375 per TEU amortizing note with a final installment payment date of January 15, 2022. The quarterly cash installment constitutes a payment of interest and a partial repayment of principal. The Company paid $18.6 million and $17.4 million of principal on the TEU amortizing notes in the nine months ended October 1, 2021 and October 2, 2020, respectively. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company. For more information on the TEUs, refer to Note 8, “Equity.”

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $170.0 million. As of October 1, 2021, there were no outstanding borrowings under these facilities.

The Company is party to letter of credit facilities with an aggregate capacity of $292.9 million. Total letters of credit of $34.6 million were outstanding as of October 1, 2021.

Deferred Financing Fees

In total, deferred financing fees related to the Company’s debt activities were $13.3 million as of October 1, 2021, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	October 1, 2021	December 31, 2020
	(In thousands)
Accrued compensation and related benefits	$136,759	$98,455
Accrued taxes	53,614	57,286
Accrued asbestos-related liability	47,412	41,626
Warranty liability - current portion	17,594	15,543
Accrued restructuring liability - current portion	7,784	7,889
Accrued third-party commissions	30,352	25,480
Customer advances and billings in excess of costs incurred	30,707	36,737
Lease liability - current portion	35,857	39,695
Accrued interest	8,364	27,153
Other	120,189	104,469
	$488,632	$454,333

Warranty Liability
The activity in the Company’s warranty liability consisted of the following:

	Nine Months Ended
	October 1, 2021	October 2, 2020
	(In thousands)
Warranty liability, beginning of period	$15,543	$15,528
Accrued warranty expense	7,262	5,613
Changes in estimates related to pre-existing warranties	1,401	1,108
Cost of warranty service work performed	(6,716)	(7,003)
Acquisition-related liability	1,092	—
Foreign exchange translation effect	(277)	(255)
Warranty liability, end of period (1)	$18,305	$14,991
(1) As of October 1, 2021, $17.6 million of the Company’s Warranty liability was included in Accrued expenses, whereas $0.7 million of the Company’s Warranty liability was included in Other liabilities on the Company’s Condensed Consolidated Balance Sheet.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended October 1, 2021
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$5,336	$4,572	$(4,611)	$(43)	$5,254
Facility closure costs(2)	591	5,186	(5,555)	(18)	204
	5,927	9,758	(10,166)	(61)	5,458
Non-cash charges(2)		1,033
		10,791
Medical Technology:
Termination benefits(1)	1,884	2,728	(2,149)	(9)	2,454
Facility closure costs and other(2)	297	2,464	(2,735)	—	26
	2,181	5,192	(4,884)	(9)	2,480
Non-cash charges(2)		—
		5,192
Total Colfax Corporation:
Total restructuring liability activity	$8,108	14,950	$(15,050)	$(70)	$7,938
Total Non-cash charges		1,033
		$15,983
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities.
(3) As of October 1, 2021, $7.8 million of the Company’s restructuring liability was included in Accrued liabilities, whereas less than $0.2 million of the Company’s restructuring liability was included in Other liabilities.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The $1.6 billion and $2.3 billion estimated fair value of the Company’s debt as of October 1, 2021 and December 31, 2020, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	October 1, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,044	$—	$—	$5,044
Foreign currency contracts - not designated as hedges	—	2,025	—	2,025
Deferred compensation plans	—	12,695	—	12,695
	$5,044	$14,720	$—	$19,764

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$4,159	$—	$4,159
Deferred compensation plans	—	12,695	—	12,695
	$—	$16,854	$—	$16,854

	December 31, 2020
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$7,420	$—	$—	$7,420
Foreign currency contracts - not designated as hedges	—	2,194	—	2,194
Deferred compensation plans	—	10,881	—	10,881
	$7,420	$13,075	$—	$20,495

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,781	$—	$1,781
Deferred compensation plans	—	10,881	—	10,881
	$—	$12,662	$—	$12,662

There were no transfers in or out of Level One, Two or Three during the nine months ended October 1, 2021.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of October 1, 2021 and December 31, 2020, the Company had foreign currency contracts related to purchases and sales with notional values of $310.6 million and $250.4 million, respectively.

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$6,424	$(14,456)	$16,655	$(12,700)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts
Unrealized gain (loss)	(2,134)	(894)	(7,023)	1,479
Realized gain (loss)	(1,355)	132	64	(1,022)
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

The following table summarizes the Company’s Cash and cash equivalents and Restricted cash:

	October 1, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$177,482	$97,068
Restricted cash	—	4,001
Cash and cash equivalents and Restricted cash	$177,482	$101,069

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

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asbestos Contingencies

Asbestos-related claims activity since December 31 is as follows:

	Nine Months Ended
	October 1, 2021	October 2, 2020
	(Number of claims)
Claims unresolved, beginning of period	14,809	16,299
Claims filed(1)	3,238	2,898
Claims resolved(2)	(3,504)	(3,712)
Claims unresolved, end of period	14,543	15,485
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	October 1, 2021	December 31, 2020
	(In thousands)
Long-term asbestos insurance asset(1)	$230,506	$232,712
Long-term asbestos insurance receivable(1)	23,996	31,815
Accrued asbestos liability(2)	47,412	41,626
Long-term asbestos liability(3)	244,063	253,144
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

▪Fabrication Technology - a leading global supplier of consumable products and equipment for use in cutting, joining and automated welding, as well as gas control equipment, providing a wide range of products with innovative technologies to solve challenges in a wide range of industries.

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

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(In thousands)
Net sales:
Fabrication Technology	$605,968	$491,497	$1,803,900	$1,431,401
Medical Technology	359,923	314,434	1,027,130	811,246
	$965,891	$805,931	$2,831,030	$2,242,647
Segment operating income (loss)(1):
Fabrication Technology	$90,604	$63,058	$267,306	$175,703
Medical Technology	10,845	22,869	31,254	5,877
Corporate and other	(29,100)	(15,079)	(75,765)	(44,730)
	$72,349	$70,848	$222,795	$136,850
(1) Following is a reconciliation of Income (loss) from continuing operations before income taxes to segment operating income:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(In thousands)
Income from continuing operations before income taxes	$50,450	$36,364	$125,571	$25,200
Pension settlement gain	—	—	(11,208)	—
Interest expense, net	13,540	25,567	57,005	78,647
Debt extinguishment charges	—	—	29,870	—
Restructuring and other related charges(1)	6,457	6,328	15,983	28,514
MDR and other costs(2)	1,902	2,589	5,574	4,489
Segment operating income	$72,349	$70,848	$222,795	$136,850
(1) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Colfax Corporation (“Colfax,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2021 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the intended separation of our fabrication and medical technology businesses into two differentiated, independent publicly traded companies (the “Separation”; See the section below entitled “The Separation” under “Results of Operations – Items Affecting Comparability of Reported Results” for further description); the timing and method of the Separation; the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for, each company following the Separation; the tax treatment of the Separation; the leadership of each company following the Separation; the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future (see Part II. Item 1A. “Risk Factors” in this form 10-Q for further discussion of risks related to the Separation). Forward-looking statements may be, but not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

•risks related to the proposed Separation, targeted for the first quarter of 2022, including the uncertainty of obtaining regulatory approvals and a favorable tax opinion and/or U.S. Internal Revenue Service (“IRS”) ruling, our ability to satisfactorily complete steps necessary for the Separation and related transactions for the Separation to be generally tax-free for U.S. federal income tax purposes, the ability to satisfy the necessary conditions to complete the Separation on a timely basis, or at all, our ability to realize the anticipated benefits of the Separation, developments related to the impact of the COVID-19 pandemic on the Separation and the financial and operating performance of each company following the Separation, and final approval of the Separation by our board of directors;

•changes in the general economy, as well as the cyclical nature of the markets we serve;

•supply chain constraints and backlogs, including risks affecting raw material, part and component availability, labor shortages and inefficiencies, freight and logistical challenges, and inflation in raw material, part, component, freight and delivery costs;

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

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2020 Form 10-K and Part II. Item 1A. “Risk Factors” in this Form 10-Q.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended October 1, 2021 to the comparable periods in 2020 is affected by the number of selling days for each region and the following other significant items:

Recent Events

During the second quarter of 2021, we used the proceeds from our March 2021 equity offering to redeem all $600 million of our 2024 senior notes and $100 million of outstanding principal on our 2026 senior notes. We paid an early redemption premium of $24.4 million and recorded a loss on the extinguishment of debt of $29.9 million. Additionally, we recognized a pension settlement gain of $11.2 million in the second quarter of 2021 when the independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

The Separation

We currently report our operations through our Fabrication Technology and Medical Technology segments. These businesses operate in distinct markets, with unique business opportunities and investment requirements. On March 4, 2021, we announced the intention to separate these businesses into two differentiated, independent publicly traded companies. The Chairman of our board of directors and co-founder of Colfax, Mitchell P. Rales, is expected to serve on the boards of directors of both companies.

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

Please see Part II. Item 1A. “Risk Factors” in this Form 10-Q for further discussion of the Company’s risks relating to the Separation.

The COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products.

In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending or restricting employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted measures throughout 2020 and into 2021, including periodically closing businesses not deemed “essential,”

isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing. Increased access to vaccinations has contributed to slowing the spread of COVID-19 in certain jurisdictions, resulting in some or all restrictions being lifted in a number of jurisdictions around the world, allowing a return to more normal activity and operational levels during the first half of 2021. However, the emergence and subsequent spread of COVID-19 variants has led to the reinstatement of certain restrictions, which slowed the pace of recovery during the third quarter of 2021.

During 2020, we implemented a broad range of temporary actions to mitigate the effects of lower sales levels including temporarily reducing salaries, furloughing and laying-off employees, significantly curtailing discretionary expenses, re-phasing of capital expenditures, reducing supplier purchase levels and / or prices, adjusting working capital practices and other measures. As sales volumes have improved in 2021, these measures have been removed.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2020 and 2021. In 2020, the pandemic began to impact our financial results in March, with the most severe financial impact occurring in the second quarter. Subsequently, we observed a partial recovery in the second half of 2020. The surge in COVID-19 cases in the fourth quarter of 2020 contributed to certain jurisdictions putting further restrictions into place, which slowed recovery in the fourth quarter of 2020, and the impact continued into the beginning of the first quarter of 2021, after which sales volumes began to normalize through the second quarter of 2021. Recovery of sales volumes slowed in the third quarter of 2021 due to increased restrictions in certain jurisdictions as a result of the spread of COVID-19 variants.

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

COVID-19 and other market dynamics have caused widespread supply chain challenges due to labor, raw material, and component shortages. As a result, we have experienced supply constraints in our businesses, which have led to cost inflation and logistics delays. We are taking actions in an effort to mitigate impacts to our supply chain, however, we expect these pressures to continue.

Please see Part II. Item 1A. “Risk Factors” in our 2020 Form 10-K for a further discussion of some of the risks related to the COVID-19 pandemic.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the three and nine months ended October 1, 2021 presented in this filing represents the incremental sales subsequent to the beginning of the prior year periods.

We completed one acquisition in our Fabrication Technology segment and five acquisitions in our Medical Technology segment during the nine months ended October 1, 2021 for net cash consideration of $208.1 million and equity consideration of $285.7 million. The largest of these acquisitions were in our Medical Technology segment, which includes Trilliant Surgical, a national provider of foot and ankle orthopedic implants; MedShape, Inc., a provider of innovative surgical solutions for foot and ankle surgeons; and Mathys AG Bettlach, a Switzerland-based company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 59% for both the three and nine months ended October 1, 2021, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020, fluctuations in foreign currencies had a favorable impact on the change in Net sales of approximately 2% and affected Gross profit and Selling, general and administrative expenses by less than 2%. For the third quarter of 2021 compared to the third quarter of 2020, fluctuations in foreign currencies had a favorable impact on the change in Net sales of approximately 1%, and affected Gross profit and Selling, general and administrative expenses by less than 1%. The changes in foreign exchange rates since December 31, 2020 also decreased net assets by approximately 2% as of October 1, 2021.

Seasonality

European operations in our Fabrication Technology segment typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. However, the business impact caused by the COVID-19 pandemic has distorted the effects of historical seasonality patterns in 2020 and 2021.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by our management to assess our operating performance. Adjusted EBITA excludes from Net income from continuing operations the effect of restructuring and other related charges, MDR and other costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as income tax expense, pension settlement gain, debt extinguishment charges and interest expense, net. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring and other related charges, MDR and other costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Colfax management also believes that presenting these measures allows investors to view its performance using the same measure that we use in evaluating our financial and business performance and trends.

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

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(Dollars in millions)
Net income from continuing operations (GAAP)	$28.1	$16.8	$87.2	$22.6
Income tax expense	22.3	19.5	38.4	2.6
Pension settlement gain	—	—	(11.2)	—
Interest expense, net	13.5	25.6	57.0	78.6
Debt extinguishment charges	—	—	29.9	—
Restructuring and other related charges(1)	6.5	6.3	16.0	28.5
MDR and other costs(2)	1.9	2.6	5.6	4.5
Strategic transaction costs(3)	17.9	0.6	27.3	3.2
Acquisition-related amortization and other non-cash charges(4)	41.3	36.2	118.8	108.1
Adjusted EBITA (non-GAAP)	$131.6	$107.7	$368.9	$248.2
Net income margin from continuing operations (GAAP)	2.9%	2.1%	3.1%	1.0%
Adjusted EBITA margin (non-GAAP)	13.6%	13.4%	13.0%	11.1%
(1) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) For the three and nine months ended October 1, 2021, Strategic transaction costs includes costs related to the Separation and certain transaction and integration costs related to recent acquisitions. For the three and nine months ended October 2, 2020, Strategic transaction costs includes costs incurred for the acquisition of DJO.
(4) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three and nine months ended October 1, 2021 and October 2, 2020.

	Three Months Ended October 1, 2021				Nine Months Ended October 1, 2021
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$86.4	$6.7	$(29.1)	$64.0	$256.5	$20.5	$(75.8)	$201.2
Restructuring and other related charges	4.2	2.2	—	6.5	10.8	5.2	—	16.0
MDR and other costs	—	1.9	—	1.9	—	5.6	—	5.6
Segment operating income (loss) (non-GAAP)	90.6	10.8	(29.1)	72.3	267.3	31.3	(75.8)	222.8
Strategic transaction costs	0.7	1.1	16.1	17.9	0.8	1.1	25.4	27.3
Acquisition-related amortization and other non-cash charges	8.9	32.4	—	41.3	27.1	91.7	—	118.8
Adjusted EBITA (non-GAAP)	$100.3	$44.4	$(13.0)	$131.6	$295.2	$124.1	$(50.4)	$368.9
Segment operating income margin (non-GAAP)	15.0%	3.0%	—%	7.5%	14.8%	3.0%	—%	7.9%
Adjusted EBITA margin (non-GAAP)	16.5%	12.3%	—%	13.6%	16.4%	12.1%	—%	13.0%

	Three Months Ended October 2, 2020				Nine Months Ended October 2, 2020
	Fabrication Technology	Medical Technology	Corporate and other	Total	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$60.5	$16.5	$(15.1)	$61.9	$164.3	$(15.7)	$(44.7)	$103.8
Restructuring and other related charges(1)	2.5	3.8	—	6.3	11.4	17.1	—	28.5
MDR and other costs	—	2.6	—	2.6	—	4.5	—	4.5
Segment operating income (loss) (non-GAAP)	63.1	22.9	(15.1)	70.8	175.7	5.9	(44.7)	136.9
Strategic transaction costs	—	—	0.6	0.6	—	—	3.2	3.2
Acquisition-related amortization and other non-cash charges	9.1	27.1	—	36.2	26.8	81.3	—	108.1
Adjusted EBITA (non-GAAP)	$72.2	$50.0	$(14.5)	$107.7	$202.5	$87.2	$(41.5)	$248.2
Segment operating income (loss) margin (non-GAAP)	12.8%	7.3%	—%	8.8%	12.3%	0.7%	—%	6.1%
Adjusted EBITA margin (non-GAAP)	14.7%	15.9%	—%	13.4%	14.1%	10.7%	—%	11.1%
(1) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, respectively.

Total Company

Sales

Net sales for the three and nine months ended October 1, 2021 increased as compared with the three and nine months ended October 2, 2020. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and nine months ended October 2, 2020	$805.9		$2,242.6
Components of Change:
Existing Businesses(1)	110.2	13.7%	462.3	20.6%
Acquisitions(2)	46.0	5.7%	84.0	3.7%
Foreign Currency Translation(3)	3.9	0.5%	42.1	1.9%
	160.0	19.9%	588.4	26.2%
For the three and nine months ended October 1, 2021	$965.9		$2,831.0
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

The increase in Net sales during the three and nine months ended October 1, 2021 compared to the prior year periods was primarily attributable to the recovery from the COVID-related sales downturn in 2020, as well as acquisition-related sales and inflation-related pricing increases. During the three and nine months ended October 1, 2021, the existing business sales of our Fabrication Technology segment increased $111.5 million and $342.5 million, respectively, while our Medical Technology segment increased $119.8 million during the nine months ended October 1, 2021. Existing business sales in our Fabrication Technology segment increased in the three months ended October 1, 2021 primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives and improved sales volume. During the nine months ended October 1, 2021, existing business sales in our Fabrication Technology segment increased due to strong sales volume, inflation-related pricing increases and new product initiatives. Net sales from acquisitions increased during the three and nine months ended October 1, 2021 primarily due to acquisitions in our Medical Technology segment that closed in 2021 and in the fourth quarter of 2020. The weakening of the U.S. dollar relative to other currencies resulted in $3.9 million and $42.1 million favorable foreign currency translation impacts during the three and nine months ended October 1, 2021, respectively.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(Dollars in millions)
Gross profit	$404.9	$344.1	$1,194.9	$933.4
Gross profit margin	41.9%	42.7%	42.2%	41.6%
Selling, general and administrative expense	$334.4	$278.1	$977.7	$806.0
Operating income	$64.0	$61.9	$201.2	$103.8
Operating income margin	6.6%	7.7%	7.1%	4.6%
Net income from continuing operations	$28.1	$16.8	$87.2	$22.6
Net income margin from continuing operations	2.9%	2.1%	3.1%	1.0%
Adjusted EBITA (non-GAAP)	$131.6	$107.7	$368.9	$248.2
Adjusted EBITA margin (non-GAAP)	13.6%	13.4%	13.0%	11.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$6.5	$6.3	$16.0	$28.5
MDR and other costs	$1.9	$2.6	$5.6	$4.5
Strategic transaction costs	$17.9	$0.6	$27.3	$3.2
Acquisition-related amortization and other non-cash charges	$41.3	$36.2	$118.8	$108.1
Pension settlement gain	$—	$—	$(11.2)	$—
Interest expense, net	$13.5	$25.6	$57.0	$78.6
Debt extinguishment charges	$—	$—	$29.9	$—
Income tax expense	$22.3	$19.5	$38.4	$2.6
(1) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, respectively.

Third Quarter of 2021 Compared to Third Quarter of 2020

Gross profit increased in the third quarter of 2021 compared with the prior year period due to a $33.0 million increase in our Fabrication Technology segment and a $27.7 million increase in our Medical Technology segment. The Gross profit increase in our Fabrication Technology segment was primarily attributable to a rebound from lower sales volumes in the third quarter of 2020 caused by the COVID-19 impact. The Gross profit increase in our Medical Technology segment was due to acquisition growth. Improved Gross profit in both segments was partially offset by increased supply chain and logistic costs. Gross profit margin was impacted by the same drivers as Gross profit, but decreased slightly due to inflation-related pricing and cost increases in our Fabrication Technology segment.

Selling, general and administrative expense increased $56.3 million in the third quarter of 2021 compared to the prior year period due to $36.1 million of costs related to acquired businesses, the cessation of prior year temporary cost reduction measures that were taken in response to COVID-19, and a $17.3 million increase in strategic transaction costs due to Separation-related costs.

Interest expense, net decreased in the third quarter of 2021 compared to the prior year period due to a reduction in debt balances, primarily as a result of the redemption of senior notes in the second quarter of 2021.

The effective tax rate for Net income from continuing operations during the third quarter of 2021 was 44.3%, which was higher than the 2021 U.S. federal statutory tax rate of 21%, mainly due to the relative unfavorable increase in U.S. tax on international operations due to lower U.S. forecasted income and increased taxable foreign exchange gains as compared to the three months ended July 2, 2021 and nine months ended October 1, 2021. The effective tax rate for the third quarter of 2020 was 53.7%, which was higher than the 2020 U.S. federal statutory tax rate of 21% mainly due to the net impact of additional

U.S. tax on international operations, withholding taxes, and certain non-deductible expenses. These unfavorable impacts were partially offset by the impact of U.S. tax credits, a benefit from U.S. state tax losses, and the realization of tax benefits associated with effective settlements of uncertain tax positions.

Net income from continuing operations increased in the third quarter of 2021 compared with the prior year period primarily due to the strong recovery from the prior year COVID-related sales downturn and related cost impacts. The sales-related benefits from this recovery were partially offset by increases in expenses attributable to the cessation of aforementioned temporary cost reductions in place during the third quarter of 2020 in reaction to COVID-driven sales reductions, as well as increased supply chain and logistic costs and higher Selling, general and administrative expenses associated with the Separation. Net income margin from continuing operations increased by 80 basis points due to the aforementioned factors. Adjusted EBITA increased due to the improved sales volumes, partially offset by higher supply chain and logistic costs and the cessation of third quarter 2020 temporary cost reductions. Adjusted EBITA margin increased for the same reasons Adjusted EBITA increased, partially offset by inflation-related pricing and cost increases in our Fabrication Technology segment, as well as recent acquisitions in our Medical Technology segment which were dilutive to the margin, but are expected to be accretive in future years.

Nine months ended October 1, 2021 Compared to Nine months ended October 2, 2020

Gross profit increased in the nine months ended October 1, 2021 compared with the prior year period due to a $122.5 million increase in our Fabrication Technology segment and a $139.1 million increase in our Medical Technology segment. The Gross profit increase was primarily attributable to higher sales volumes and the related improved production variances compared to the nine months ended October 2, 2020, during which sales volumes were negatively impacted by the COVID-19 pandemic. During the nine months ended October 1, 2021, Gross profit also improved due to acquisition growth, new product initiatives and favorable foreign currency impacts, partially offset by increased supply chain and logistic costs in both segments. Gross profit margin increased for the same reasons, partially offset by inflation-related pricing and cost increases in our Fabrication Technology segment.

Selling, general and administrative expense increased $171.7 million in the nine months ended October 1, 2021 compared to the prior year period, primarily due to a $69.9 million increase in costs associated with acquisitions and the related integration costs from the newly acquired businesses, primarily within our Medical Technology segment, the cessation of prior year temporary cost reduction measures that were taken in response to COVID-19, and increased sales commissions from increased sales levels. A $24.1 million increase in strategic transaction costs related to the Separation also increased Selling, general and administrative expense during the nine months ended October 1, 2021. Restructuring and other related charges decreased due to the completion of certain restructuring programs in our Medical Technology segment.

Additionally, during the nine months ended October 1, 2021, a pension settlement gain of $11.2 million was recognized when the independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

Debt extinguishment charges of $29.9 million were recorded in the second quarter of 2021 due to an early redemption of certain senior notes. Interest expense, net decreased in the nine months ended October 1, 2021 compared to the same period in the prior year, primarily due to an overall reduction in debt balances during the current year period as a result of the aforementioned redemption of senior notes.

The effective tax rate for Net income from continuing operations during the nine months ended October 1, 2021 was 30.6%, which was higher than the 2021 U.S. federal statutory tax rate of 21%, mainly due to withholding taxes, U.S. tax on international operations, and other non-deductible expenses, offset in part by the effective settlements of uncertain tax positions, a benefit from U.S. state tax losses, and U.S. tax credits. The effective tax rate for the nine months ended October 2, 2020 was 10.5%, which was lower than the 2020 U.S. federal statutory tax rate of 21% mainly due to the net impact of U.S. tax credits, a benefit from U.S. state tax losses, a discrete tax benefit associated with the filing of timely elected changes to U.S. Federal tax returns to credit rather than to deduct foreign taxes, the impact of an enacted law change in India, and the realization of tax benefits associated with effective settlements of uncertain tax positions. These favorable impacts were partially offset by the impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses.

Net income from continuing operations increased in the nine months ended October 1, 2021 compared with the prior year period primarily due to the strong recovery from the prior year COVID-related sales downturn. The sales-related benefits from this recovery in the nine months ended October 1, 2021 were partially offset by increases in expenses attributable to the cessation of aforementioned temporary cost reductions implemented during the nine months ended October 2, 2020 in reaction to COVID-driven sales reductions, as well as increased supply chain and logistic costs. In the nine months ended October 1, 2021, we incurred higher sales commissions related to greater sales and debt extinguishment charges. Net income margin from continuing operations increased by 210 basis points due to the aforementioned factors. Adjusted EBITA increased primarily due to the improved sales volumes, new product initiatives, and benefits from previously-completed restructuring programs, partially offset by the aforementioned supply chain and logistic costs and sales commission increases, and the cessation of the aforementioned temporary cost reductions. Adjusted EBITA margin increased for the same reasons Adjusted EBITA increased, partially offset by inflation-related pricing increases in our Fabrication Technology segment, as well as recent acquisitions in our Medical Technology segment which were dilutive to the margin, but are expected to be accretive in future years.

Business Segments

As discussed above, we report results in two reportable segments: Fabrication Technology and Medical Technology.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment, including cutting, joining, and automated welding products, as well as gas control equipment. Our fabrication technology products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of digital software and solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of end markets, including infrastructure, wind power, marine, medical/life sciences, pipelines, mobile/off-highway equipment, oil, gas, and mining.

The following table summarizes selected financial results for our Fabrication Technology segment:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(Dollars in millions)
Net sales	$606.0	$491.5	$1,803.9	$1,431.4
Gross profit	$207.0	$174.0	$625.2	$502.7
Gross profit margin	34.2%	35.4%	34.7%	35.1%
Selling, general and administrative expense	$116.4	$110.9	$357.9	$327.0
Segment operating income (non-GAAP)	$90.6	$63.1	$267.3	$175.7
Segment operating income margin (non-GAAP)	15.0%	12.8%	14.8%	12.3%
Adjusted EBITA (non-GAAP)	$100.3	$72.2	$295.2	$202.5
Adjusted EBITA margin (non-GAAP)	16.5%	14.7%	16.4%	14.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$4.2	$2.5	$10.8	$11.4
Strategic transaction costs	$0.7	$—	$0.8	$—
Acquisition-related amortization and other non-cash charges	$8.9	$9.1	$27.1	$26.8

Third Quarter of 2021 Compared to Third Quarter of 2020

Net sales in our Fabrication Technology segment increased $114.5 million in the third quarter of 2021 compared with the prior year period driven by inflation-related pricing impacts, which comprised approximately 15% of the increase, as well as new product initiatives and improved sales volumes due to continued market recovery from COVID-19. Gross profit increased $33.0 million due to the higher sales volumes compared to the prior year period. Gross profit margin decreased 120 basis points due to inflation-related pricing and cost increases, which compressed the margin. Selling, general and administrative expense increased primarily due to the cessation of temporary cost reductions in place during the third quarter of 2020, partially offset by favorable resolutions of certain trade receivables and other risks. Segment operating income and Adjusted EBITA improved due to increased sales volumes, partially offset by increased Selling, general and administrative expenses. The related margins increased for the same reasons, partially offset by inflation-related pricing and cost increases during the third quarter of 2021.

Nine months ended October 1, 2021 Compared to Nine months ended October 2, 2020

Net sales increased $372.5 million in the nine months ended October 1, 2021 compared with the prior year period due to the strong recovery from the COVID-19 effects in the nine months ended October 2, 2020, as well as new product initiatives, inflation-related pricing impacts, and a $28.4 million favorable foreign currency translation impact. Gross profit increased $122.5 million during the nine months ended October 1, 2021 as a result of improved sales volumes and production efficiencies, while Gross profit margin decreased 40 basis points due to inflation-related pricing and cost increases, which compressed the margin. Selling, general and administrative expense increased in the period primarily due to the cessation of temporary cost reductions implemented in the second quarter of 2020, partially offset by benefits from restructuring initiatives. Segment operating income and Adjusted EBITA increased in the nine months ended October 1, 2021 compared to the prior year period due to the improved sales volumes, partially offset by increased Selling, general and administrative costs. The related margins increased for the same reasons, partially offset by inflation-related pricing and cost increases over the same period.

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

The following table summarizes the selected financial results for our Medical Technology segment:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(Dollars in millions)
Net sales	$359.9	$314.4	$1,027.1	$811.2
Gross profit	$197.9	$170.2	$569.8	$430.7
Gross profit margin	55.0%	54.1%	55.5%	53.1%
Selling, general and administrative expense	$188.9	$152.1	$544.1	$434.3
Segment operating income (non-GAAP)	$10.8	$22.9	$31.3	$5.9
Segment operating income margin (non-GAAP)	3.0%	7.3%	3.0%	0.7%
Adjusted EBITA (non-GAAP)	$44.4	$50.0	$124.1	$87.2
Adjusted EBITA margin (non-GAAP)	12.3%	15.9%	12.1%	10.7%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$2.2	$3.8	$5.2	$17.1
MDR and other costs	$1.9	$2.6	$5.6	$4.5
Strategic transaction costs	$1.1	$—	$1.1	$—
Acquisition-related amortization and other non-cash charges	$32.4	$27.1	$91.7	$81.3
(1) Restructuring and other related charges includes $2.2 million and $4.9 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020, respectively.

Third Quarter of 2021 Compared to Third Quarter of 2020

Net sales increased in our Medical Technology segment in the third quarter of 2021 compared with the prior year period primarily due to acquisition-related sales growth of $45.5 million in the current year period. Sales from existing business were relatively flat and were unfavorably impacted by approximately $7 million of non-recurring sales of personal protective equipment in the prior year period. As a result of the surge in cases of COVID-19 variants, certain jurisdictions put further

COVID-19-related restrictions in place during the third quarter of 2021, which decelerated the recovery in elective surgical procedure volumes. Gross profit and gross profit margins increased in the third quarter of 2021 compared to the third quarter of 2020 primarily due to acquisition-related growth and favorable product mix, partially offset by increased supply chain and logistic costs. Selling, general and administrative expense increased over the same period primarily due to the cessation of temporary employee cost reductions in place during the third quarter of 2020 and costs associated with acquisitions, including integration costs for the newly-acquired businesses. Segment operating income and Adjusted EBITA decreased primarily due to the aforementioned cessation of temporary employee cost reductions and increased supply chain and logistic costs. The related margins decreased for the same reasons, as well as a result of the dilutive impact of recent acquisitions. Restructuring and other related charges decreased by $1.6 million due to the completion of certain projects in earlier periods.

Nine months ended October 1, 2021 Compared to Nine months ended October 2, 2020

Net sales increased in our Medical Technology segment in the nine months ended October 1, 2021 compared with the prior year period due to a recovery in sales volumes from the decline related to COVID-19 during the nine months ended October 2, 2020, as well as continued expansion in the reconstructive product group from key products launched in 2020, acquisition-related sales growth of $82.4 million and a favorable foreign currency translation impact of $13.7 million. After a surge of COVID-19 cases in the fourth quarter of 2020, which negatively impacted sales volumes early in 2021, sales volumes began normalizing late in the first quarter and through the second quarter of 2021. However, as a result of the aforementioned surge in cases of COVID-19 variants, recovery slowed during the third quarter of 2021, primarily due to a deceleration in elective surgical procedure volumes. Gross profit and Gross profit margins increased during the nine months ended October 1, 2021 compared to the prior year period due to improved sales volumes and acquisition-related growth, partially offset by increased supply chain and logistic costs. Selling, general and administrative expense also increased primarily due to costs associated with acquisitions and the related integration costs for the newly-acquired businesses, the cessation of temporary employee cost reductions implemented during the nine months ended October 2, 2020, and higher sales commissions in the current year period. Segment operating income, Adjusted EBITA, and related margins all increased as a result of the aforementioned factors. Restructuring and other related charges decreased by $11.9 million due to the completion of certain projects.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, Separation costs, capital expenditures, restructuring, asbestos-related cash outflows, and debt service and required amortization of principal. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

Equity Capital

On March 19, 2021, we completed the underwritten public offering of 16.1 million shares of our Common stock at a price to the public of $46.00 per share, resulting in net proceeds of $711.3 million, after deducting offering expenses and underwriters’ discount and commissions. We used these proceeds to pay down certain of our senior notes, as discussed further below.

In 2018, our Board of Directors authorized the repurchase of our Common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of October 1, 2021, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

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

As of October 1, 2021, we are in compliance with the covenants under the Credit Facility. As of October 1, 2021, the weighted-average interest rate of borrowings under the Credit Facility was 1.59%, excluding accretion of original issue discount and deferred financing fees, and there was $850 million available on the Revolver.

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

TEU Amortizing Notes

Our TEU amortizing notes with an initial principal amount of $15.6099 per unit, bear interest at a rate of 6.50% per annum, and have equal quarterly cash installments of $1.4375 per TEU amortizing note with a final installment payment date of January 15, 2022. The quarterly cash installment constitutes a payment of interest and a partial repayment of principal. We paid $18.6 million and $17.4 million of principal on the TEU amortizing notes in the nine months ended October 1, 2021 and October 2, 2020, respectively. The TEU amortizing notes are the direct, unsecured and unsubordinated obligations of the Company and rank equally with all of the existing and future other unsecured and unsubordinated indebtedness of the Company. Refer to Note 10, “Debt” in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

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

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $170.0 million. As of October 1, 2021, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $292.9 million. Total letters of credit of $34.6 million were outstanding as of October 1, 2021.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of October 1, 2021, we had $177.5 million of Cash and cash equivalents, an increase of $76.4 million from the balance as of December 31, 2020 of $101.1 million, which included $4.0 million of Restricted cash. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	October 1, 2021	October 2, 2020
	(Dollars in millions)
Net cash provided by operating activities	$259.9	$173.1
Purchases of property, plant and equipment	(73.6)	(81.6)
Proceeds from sale of property, plant and equipment	2.9	4.9
Acquisitions, net of cash received, and investments	(223.0)	(7.5)
Net cash used in investing activities	(293.6)	(84.1)
Repayments from borrowings, net	(594.3)	(116.1)
Proceeds from issuance of common stock, net	738.2	2.9
Payment of debt extinguishment costs	(24.4)	—
Other	(7.7)	(12.4)
Net cash provided by (used in) financing activities	111.8	(125.6)
Effect of foreign exchange rates on Cash and cash equivalents	(1.7)	(6.6)
Increase (decrease) in Cash and cash equivalents	$76.4	$(43.2)

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring. Changes in significant operating cash flow items are discussed below.

•During the nine months ended October 1, 2021 and October 2, 2020, cash payments of $15.1 million and $31.4 million, respectively, were made related to our restructuring initiatives.

•During the nine months ended October 1, 2021, cash payments of $6.3 million were made related to the Separation.

•Year-to-date 2021 results include $69.0 million of outflows from working capital as a result of business growth and supply chain challenges, which have caused certain increases in inventory levels. Results in the comparable prior year period provided cash of $44.6 million due to decreases in receivables and inventories, partially offset by a decrease in accounts payable due to COVID-related declines.

•Year-to-date 2021 net cash provided by operating activities also included a cash inflow from a $36.0 million U.S. federal tax refund received in the first quarter of 2021.

•Cash used in operating activities related to discontinued operations for the nine months ended October 1, 2021 was $7.2 million, primarily due to a settlement related to a disposed business, partially offset by net asbestos inflows. Cash used in operating activities related to discontinued operations for the nine months ended October 2, 2020 was $18.4 million, which included $11.2 million of asbestos outflows and $7.2 million related to our divested air and gas handling business.

Cash flows used in investing activities during the nine months ended October 1, 2021 increased due to cash paid for acquisitions and investments in our Medical Technology segment of $218.0 million, as well as an acquisition outlay in our Fabrication Technology segment of $5.0 million.

Cash flows provided by financing activities for the nine months ended October 1, 2021 included the $711.3 million net proceeds from the public offering of 16.1 million shares of Colfax Common stock on March 19, 2021. The net proceeds were used in the $600 million full redemption of our 2024 Notes and the $100 million partial redemption of our 2026 Notes. Cash flows from financing activities includes net borrowings on our Revolver of $125 million in 2021 and net repayments of $50.0 million and $40.0 million on our Revolver and Term A-1 loan, respectively, in 2020.

Our Cash and cash equivalents as of October 1, 2021 include $44.6 million held in jurisdictions outside the U.S., a decrease of $6.0 million in the third quarter of 2021. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of October 1, 2021 are variable-rate facilities based on LIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and nine months ended October 1, 2021 would have increased Interest expense for our variable rate-based debt by approximately $2.2 million and $6.6 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During both the three and nine months ended October 1, 2021, approximately 59% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of our Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies relative to the U.S. dollar as of October 1, 2021 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $201 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 1, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2021, as consideration for the acquisition by the Company of all of the issued and outstanding shares of Mathys AG Bettlach (“Mathys”), the Company issued 6,544,522 shares of our Common stock to the former shareholders of Mathys, representing total acquisition consideration of approximately $286 million. The issuance of Common stock was made in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder, as a transaction by the Company not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01*	Amended and Restated Certificate of Incorporation.

3.02**	Colfax Corporation Amended and Restated Bylaws.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 1, 2021 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Colfax Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	November 4, 2021

/s/ Christopher M. Hix	Executive Vice President, Finance
Christopher M. Hix	Chief Financial Officer	November 4, 2021
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	November 4, 2021
(Principal Accounting Officer)