Form 10-K
period 2021-12-31
Colfax CORP
filed 2022-02-22
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

302-252-9160
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

The aggregate market value of common shares held by non-affiliates of the Registrant on July 2, 2021 was $5.867 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 16, 2022, the number of shares of the Registrant’s common stock outstanding was 161,330,392.

EXHIBIT INDEX APPEARS ON PAGE

117

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2022 Proxy Statement specifically incorporated herein by reference, the 2022 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Colfax,” “the Company,” “we,” “our,” and “us” refer to Colfax Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the intended separation of our fabrication and medical technology businesses into two differentiated, independent publicly traded companies (the “Separation”); the timing and method of the Separation; the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for, each company following the Separation; the tax treatment of the Separation; the leadership of each company following the Separation; the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

•risks related to the proposed Separation, targeted for near the end of the first quarter of 2022, including the uncertainty of obtaining regulatory approvals and a favorable tax opinion and/or U.S. Internal Revenue Service (“IRS”) ruling, our ability to satisfactorily complete steps necessary for the Separation and related transactions for the Separation to be generally tax-free for U.S. federal income tax purposes, the ability to satisfy the necessary conditions to complete the Separation on a timely basis, or at all, our ability to realize the anticipated benefits of the Separation, developments related to the impact of the COVID-19 pandemic on the Separation and the financial and operating performance of each company following the Separation, and final approval of the Separation by our board of directors;

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

•the loss of key members of our leadership team, or the inability to attract, develop, engage, and retain qualified employees;

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

•changes in our tax rates, realizability of deferred tax assets, or exposure to additional income tax liabilities, including the effects of the COVID-19 global pandemic and the U.S. Tax Cuts and Jobs Act;

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

On March 4, 2021, the Company announced its intention to separate its fabrication technology and specialty medical technology businesses into two differentiated, independent, and publicly traded companies. The current Colfax entity will retain the specialty medical technology business under a new name, Enovis Corporation. The fabrication technology business will operate independently under the existing ESAB brand name. The separation is intended to be structured in a tax-free manner and is targeted to be completed near the end of the first quarter of 2022. The assets, liabilities, revenues and expenses of the fabrication technology businesses are included in continuing operations of the Company in the accompanying Consolidated Financial Statements.

On January 13, 2012, we completed the acquisition of Charter International plc (“Charter”), which transformed Colfax from its historical roots as a fluid handling business into a diversified industrial enterprise with a broad global footprint. This acquisition provided a growth platform in the fragmented fabrication technology sector, while broadening the scope of our fluid handling platform to include air and gas handling products. Following the Charter acquisition, we strengthened and expanded the fluid handling and air & gas handling operations through acquisitions and the application of CBS before divesting the platforms in December 2017 and September 2019, respectively.

On February 22, 2019, we completed the acquisition of DJO Global, Inc. (“DJO”) for a net purchase price of $3.15 billion. DJO is a global developer, manufacturer and distributor of high-quality medical devices with a broad range of products used for orthopedic bracing, reconstructive implants, rehabilitation, pain management and physical therapy. DJO products address the continuum of patient care from injury prevention to rehabilitation from injury or degenerative disease, enabling people to regain or maintain their natural motion. The DJO acquisition is part of our strategic evolution creating a new growth platform in the high-margin orthopedic solutions market.

On September 30, 2019, we completed the divestiture of our Air and Gas Handling business for an aggregate purchase price of $1.8 billion, including $1.67 billion of cash paid at closing and the assumption of certain liabilities and minority interests. We used the cash proceeds, net of transaction expenses and estimated taxes, to pay down approximately $1.6 billion of debt that was incurred through the DJO acquisition.

During the year ended December 31, 2020, we completed five acquisitions and three investments, all within our Medical Technology segment. During the year ended December 31, 2021, we completed five acquisitions and three investments within our Medical Technology segment, and one acquisition within our Fabrication Technology segment. See Note 5, “Acquisitions”, for further information.

Our business management system, CBS, is integral to our operations. CBS consists of a comprehensive set of tools and repeatable, teachable processes that are designed to drive continuous improvement and create superior value for our customers, shareholders and associates. Rooted in our core values, it is our culture. We believe that our management team’s access to, and experience in, the application of the CBS methodology is one of our primary competitive strengths.

Each year, Colfax associates in every business develop strategic and operating plans which are based on the Voice of the Customer. In these plans, we are clear about our market realities, our threats, our risks, our opportunities and, most importantly, our vision. Our belief is that when we use the tools of CBS to drive the implementation of these plans, we are able to uniquely provide customers with the world-class quality, delivery, cost and innovation they require. We believe that performance ultimately helps our customers and Colfax sustainably grow and succeed.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for the Company’s products. While these impacts lessened in the first half of 2021 due to broadening access to COVID-19 vaccines and gradual relaxing of some government-mandated restrictions, the surge of COVID-19 virus variants in the second half of 2021 has led to the reinstatement of restrictions in certain jurisdictions, disrupting the supply chains and slowing economic recovery. The COVID-19 outbreak has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption can be difficult to forecast. Furthermore, the historical seasonality trends have been disrupted by the commercial impacts caused by the COVID-19 pandemic and, more recently, supply chain disruptions.

Reportable Segments

We report our operations through the Fabrication Technology and Medical Technology segments.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment for use in cutting, joining and automated welding, as well as gas control equipment. For the year ended December 31, 2021, welding consumables represented approximately 69% of our Fabrication Technology segment’s total Net sales. Our fabrication technology products are marketed under several brand names, most notably ESAB, which we believe is well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of digital software and solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of global end markets, including general industry, construction, infrastructure, transportation, energy, renewable energy, and medical & life sciences. Our sales channels include both independent distributors and direct salespeople who, depending on geography and end market, sell our products to our end users.

Medical Technology

We develop, manufacture and distribute high-quality medical devices and services across the continuum of patient care from injury prevention to joint replacement to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. We serve the following two markets where we maintain leading positions in most of their product categories: Prevention & Recovery and Reconstructive. Our products are used by orthopedic specialists, surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger. We reach a diverse customer base through multiple distribution channels, including both independent distributors and direct salespeople, and provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings and to retail consumers.

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

Our Medical Technology segment generates approximately 72% of its revenues in the United States and the majority of the remaining balance in Europe. The markets in which our Medical Technology segment competes are highly competitive and fragmented. We believe the principal elements of competition are innovation to create better patient outcomes, product quality, product reliability, brand names, and price. We compete with large, diversified corporations and companies which are part of corporate groups that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. The markets in which our Medical Technology segment competes are also served by Stryker and DePuy Synthes, the medical device business within Johnson & Johnson. Given our history of product development and the experience of our management team, we are capable of effectively competing in our markets. The comprehensive range of products we offer enables us to reach a diverse customer base through multiple distribution channels with numerous opportunities to increase our growth across our markets. Our management believes that we are a leading competitor in each of our markets with leading and well-recognized brands.

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

Our principal markets for our Fabrication Technology segment outside the U.S. are Europe, Asia, South America, and the Middle East, while our principal market for our Medical Technology segment outside the U.S. is Europe. For our company as a whole for the year ended December 31, 2021, approximately 60% of our Net sales were shipped to locations outside of the U.S., with approximately 32% shipped to locations outside North America and Europe.

Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business and Operations”. The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

Research and Development

Our research and development activities vary by operating segment, focusing on innovation; developing new products, software and services, as well as the enhancement of existing products with the latest technology and updated designs; creating new applications for existing products; lowering the cost of manufacturing our existing products; and redesigning existing product lines to increase efficiency, improve durability, enhance performance and usability.

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

Research and development expense was $88.8 million, $68.6 million and $61.8 million in 2021, 2020 and 2019, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. We expect to continue making significant expenditures for research and development to maintain and improve our competitive positions.

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

Raw Materials

We obtain raw materials, component parts and supplies from a variety of global sources, generally each from more than one supplier. Our principal raw materials and components for our Fabrication Technology segment are steel, iron, copper and aluminum. Our principal raw materials and components for our Medical Technologies segment are ethylene-vinyl acetate copolymer form for our bracing and vascular products and cobalt-chromium alloy, stainless steel alloys, titanium alloy and ultra-high molecular weight polyethylene for our surgical implant products. Recent global supply chain issues have created challenges in acquiring certain raw materials, component parts and supplies; however, the use of more than one supplier for these helps to mitigate the risk of shortages or delays in the global supply chain. We believe our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons for our Fabrication Technology segment. Sales in our Medical Technology segment typically peak in the fourth quarter. However, the business impact caused by the COVID-19 pandemic, as well as general economic conditions, including recent supply chain disruptions, have distorted and may continue to distort the effects of historical seasonality patterns and impact future seasonal variations.

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

Governmental regulations outside the United States have and may continue to become increasingly stringent and complex. In the EU, for example, the Medical Device Regulation (the “MDR”) was published in 2017 which, when it entered into full force in 2021, includes significant additional premarket and post-market requirements. In complying with the requirements of this regulation, we have incurred and will need to incur additional costs to comply, which may be significant. If we fail to meet the requirements of the new regulation, or are delayed in doing so, it could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Additionally, the FDA regulates the export of medical devices from the United States to foreign countries and certain foreign countries may require FDA certification that our medical device products are in compliance with U.S. law. Failure to obtain or maintain export certificates required for the export of our products could materially adversely impact revenues and growth.

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

Human Capital Management

As of December 31, 2021, we employed approximately 16,200 persons, of whom approximately 3,100 were employed in the United States and approximately 13,100 were employed outside of the United States. Approximately 1% of associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 46% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa, and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

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

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 1998. Our principal executive offices are located at 2711 Centerville Road, Suite 400, Wilmington, Delaware, 19808, and our main telephone number at that address is (302) 252-9160. Our corporate website address is www.colfaxcorp.com.

We make available, free of charge through our website at https://ir.colfaxcorp.com/investor-relations, our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, Colfax Corporation, 2711 Centerville Road, Suite 400, Wilmington, Delaware, 19808, telephone (302) 252-9160. Information contained on our website is not incorporated by reference in this report. Additionally, the SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

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

Risks in this section are grouped in the following categories: (1) Risks Related to Our Business and Operations; (2) Risks Related to Our Medical Technology Business; (3) Risks Related to Litigation and Regulatory Compliance; (4) Risks Relating to the Separation; and (5) General and Other Risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

RISK FACTOR SUMMARY

The following summarizes the principal factors that make an investment in Colfax speculative or risky, all of which are more fully described in the “Risk Factors” section below. This summary should be read in connection with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

The following factors could materially adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock.

Risks Related to Our Business and Operations

•An inability to identify suitable acquisition candidates, complete any proposed acquisitions or successfully integrate the businesses we acquire.
•The terms on which additional capital is available.
•Our indebtedness and our debt agreements, which contain restrictions that limit our flexibility in operating our business.
•Our ability to generate sufficient cash to service all of our indebtedness.
•The effects of the COVID-19 global pandemic.
•A continued significant or sustained decline in the levels of new capital investment and maintenance expenditures by certain of our customers, which could reduce the demand for our fabrication technology products and services.
•Our restructuring activities, which may subject us to additional uncertainty in our operating results.
•Any impairment in the value of our intangible assets, including Goodwill.
•The possibility of product liability lawsuits.
•Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.
•A material disruption at any of our manufacturing facilities.
•Specific risks associated with international operations.
•If our associates represented by trade unions or works councils engage in a strike, work stoppage or other slowdown or if the representation committees responsible for negotiating with such trade unions or works councils are unsuccessful in negotiating new and acceptable agreements when the existing agreements with associates covered by collective bargaining expire.
•Any failure to maintain and protect our intellectual property rights or challenges to these rights by third parties.
•Our defined benefit pension plans and post-retirement medical and death benefit plans are or may become subject to funding requirements or obligations.
•Significant movements in foreign currency exchange rates, which may harm our financial results.
•The availability of raw materials, as well as parts and components used in our products, as well as the impact of raw material, energy and labor price fluctuations and supply shortages.
•The competitive environment in which we operate.
•Changes in our tax rates or exposure to additional income tax liabilities.

Risks Related to Our Medical Technology Business

•Our ability to obtain coverage and adequate levels of reimbursement from third-party payors for our medical device products.
•Federal and state health reform and cost control efforts.
•Failure to comply with government regulations relating to the safety, efficacy, testing, manufacturing, labeling, and marketing of our medical device products.
•Our relationships with leading surgeons who assist with the development and testing of our products and our ability to comply with enhanced disclosure requirements regarding payments to physicians.
•Our reliance on a variety of distribution methods to market and sell our medical device products and our ability to effectively manage the distribution of such products.
•Audits or denials of claims by government agencies, which could reduce our revenues or profits.
•Failure to comply with healthcare and other governmental regulations.
•Managed care and buying groups have put downward pressure on the prices of medical device products.

Risks Related to Litigation and Regulatory Compliance

•Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries, which could be different than we have estimated.
•Failure to comply with various export control regulations, which could lead to fines or other sanctions.
•Failure to comply with export control regulations, we could be subject to substantial fines or other sanctions.
•Various environmental and health and safety laws for which compliance, or liabilities that arise as a result of noncompliance, could be costly.
•Certain regulatory and financial risks related to climate change.

Risks Relating to the Separation

•Our ability to complete the Separation on the currently contemplated timeline, or at all, and achieve the intended benefits.
•Changes to our financial and operational profile as a result of the Separation.
•If the Separation and/or certain related transactions do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

General and Other Risks

•Changes in the general economy and the cyclical nature of the markets that we serve.
•The loss of key leadership or the inability to attract, develop, engage, and retain qualified employees.
•The issuances of additional Common and Preferred stock or the resale of previously restricted Common stock, which may adversely affect the market price of Colfax Common stock.
•Provisions in our governing documents and Delaware law, and the percentage of Common stock owned by our largest stockholders, which may delay or prevent an acquisition of Colfax that may be beneficial to our stockholders.

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

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of December 31, 2021, we had $2.1 billion of outstanding indebtedness. We are also party to letter of credit facilities with total capacity of $277.3 million, of which $36.0 million were outstanding as of December 31, 2021.

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

The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products. It is uncertain when and to what extent these conditions will completely subside. As a result of the COVID-19 outbreak and the emergence and spread of COVID-19 variants, we have experienced and may continue to experience disruptions that severely impact and may continue to severely impact our businesses including, but not limited to:

•Material delays and periodic cancellations of elective medical procedures; orthopedic clinics and physical therapy centers operating at reduced levels; and periodic cancellation of professional, college, high school and youth sports programs impacting our Medical Technology business; and
•Reductions in levels of new capital investment and maintenance expenditures impacting our Fabrication Technology business.

In 2021, we recognized a strong recovery from the prior year COVID-related sales downturn despite experiencing pressures from the emergence and spread of COVID-19 variants, and we expect these pressures may continue into at least the first quarter of 2022. To the extent there is a resurgence of COVID-19 or restrictions are reinstated, our businesses could be further negatively impacted. Ultimately, we expect that the longer the period of economic disruption and sharper the declines in customer demand, the more material the adverse impact will be on our businesses, results of operations and financial condition. Moreover, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our businesses, financial condition and results of operations.

The degree to which the COVID-19 situation continues to impact our businesses, results of operations and financial condition, including the duration and magnitude of such impacts, will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, including any resurgences and spread of COVID-19 variants, its severity, the actions to contain the virus or treat its impact, the availability and public acceptance of approved vaccines and how quickly and to what extent normal economic and operating conditions resume. Even to the extent conditions improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and line of business. Additionally, the effects of the COVID-19 pandemic, including actions by governments, businesses and individuals in response, could give rise or contribute to or amplify many of the risks discussed in our other risk factors, included in this Part 1, Item A of this Form 10-K.

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

If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster or adverse weather conditions (including events that may be caused or exacerbated by climate change), power outage, fire, explosion, terrorism, cyber-based attack, health epidemic or pandemic or other contagious outbreak, such as the COVID-19 pandemic, labor dispute or shortage or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.

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

In the year ended December 31, 2021, we derived approximately 59% of our sales from operations outside of the United States and we have principal manufacturing facilities in 18 countries in addition to the United States. Sales from international operations, export sales and the use of manufacturing facilities outside of the United States by us are subject to risks inherent in doing business outside the United States. These risks include: economic or political instability; partial or total expropriation of international assets; limitations on ownership or participation in local enterprises; trade protection measures by the United States or other nations including China, including tariffs or import-export restrictions or licensing requirements, and other changes in trade relations; currency exchange rate fluctuations and restrictions on currency repatriation; inflation; labor and employment laws that may be more restrictive than in the United States; changes in laws and regulations, including taxation policies, or in how such provisions are interpreted or administered; difficulties in enforcing our rights outside the United States, including intellectual property rights; difficulties in hiring and maintaining qualified staff and managing geographically diverse operations; the disruption of operations from natural disasters or adverse weather conditions (including events that may be caused or exacerbated by climate change), world health events, including the COVID-19 pandemic, labor or political disturbances, terrorist activities, insurrection or war; the imposition of additional foreign governmental controls or regulations on the sale of our products; increased costs of transportation or shipping; the transition away from LIBOR to the Secured Overnight Financing Rate as a benchmark reference for short-term interests; and uncertainties arising from local business practices and cultural considerations.

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

As of December 31, 2021, approximately 47% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 13,100 associates, representing 81% of our worldwide associate base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If our associates represented by trade unions or works councils were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs and lost revenue, as well as adversely impact our reputation. The representation committees that negotiate with the foreign trade unions or works councils on our behalf may not be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2021, approximately 59% of our sales were derived from operations outside the United States. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods. For example, during 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations. Future impacts to earnings of applying highly inflationary accounting for Argentina on our Consolidated Financial Statements will be dependent upon movements in the applicable exchange rates.

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

We are vulnerable to raw material, energy and labor price fluctuations and supply shortages, which have impacted and could continue to impact our results of operations, financial condition and cash flows.

In the normal course of our business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of raw materials, energy and commodities used in the manufacturing of our products (including steel and oil). The availability and prices for raw materials, energy and commodities are subject to volatility and are influenced by worldwide economic conditions, including the current rising inflationary pressure. They are also influenced by import duties and tariffs speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, geopolitical tensions, government trade practices and regulations and other factors. Further, the labor market for skilled manufacturing remains tight as the U.S. and global economy recovers after the COVID-19 pandemic shutdowns, and our labor costs have increased as a result. Energy, commodity, raw material energy, labor and other cost inflation has impacted and could continue to impact our results of operations, financial condition and cash flows.

The markets we serve are highly competitive and some of our competitors may have superior resources. If we are unable to respond successfully to this competition, this could reduce our sales and operating margins.

Our businesses operate in highly fragmented and competitive markets. In order to maintain and enhance our competitive position, we intend to, among other things, continue investing in manufacturing quality, marketing, customer service and support, distribution networks, and research and development. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products or more widely accepted, develop methods of more efficiently and effectively providing products and services, adapt more quickly than us to new technologies or evolving customer requirements or have a larger product portfolio. Some of our competitors may also have greater financial, marketing and research and development resources than we have or stronger name recognition. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to adjust the prices of some of our products to stay competitive. The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. For example, our present and future medical device products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including biological therapies. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially adversely affected.

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

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, the Organization for Economic Co-operation and Development’s (“OECD”), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.

Risks Related to Our Medical Technology Business

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

A key aspect of the development of our surgical implant products is the use of designing and consulting arrangements with orthopedic surgeons who are highly qualified and experienced in their field. These surgeons assist in the development and clinical testing of new surgical implant products. They also participate in symposia and seminars introducing new surgical implant products and assist in the training of healthcare professionals in using our new products. We may not be successful in maintaining or renewing our current designing and consulting arrangements with these surgeons or in developing similar arrangements with new surgeons. In that event, our ability to develop, test and market new surgical implant products could be adversely affected.

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

The growth of managed care and the advent of buying groups in the United States have caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. Our failure to obtain new preferred supplier commitments from major group purchasing organizations or our failure to retain our existing preferred supplier commitments could adversely affect our sales and profitability. In international markets where we sell our medical device products, there has been similar downward pressure on product pricing and other effects of healthcare cost control efforts. We expect a continued emphasis on healthcare cost controls, alternate payment models such as bundled payments, and managed care in the United States and in these international markets, which could put further downward pressure on product pricing, which, in turn may adversely affect our sales and profitability. We have experienced and may continue to experience increases in the cost of raw materials and freight costs in our supply chain due to inflation and COVID-related impacts, which we have responded to through pricing increases to our customers. To the extent we are unable to pass these costs onto our customers due to contractual pricing with managed care or buying groups, there could be an material adverse impact on our results of operations and financial condition.

Risks Related to Litigation and Regulatory Compliance

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than we have estimated, which could materially and adversely affect our business, financial condition and results of operations.

Certain of our subsidiaries are one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant to the definitive purchase agreements related to the sale of our Fluid Handling and Howden businesses, we and our subsidiaries have retained the asbestos-related contingencies and insurance coverage related to these businesses, even though we and our subsidiaries sold the operating assets of the Fluid Handling or Howden businesses.

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

In addition, we incur defense, settlement, and/or judgment costs related to those claims, a portion of which has historically been reimbursed by our insurers. We also incur legal costs in connection with efforts to recover insurance from certain of the subsidiaries’ insurers relating to insurance coverage. These costs may be significant, and we may not be able to predict the amount or duration of such costs. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the costs of defending or resolving these claims, the costs of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our business, financial condition and results of operations.

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

Some of our products manufactured or assembled in the United States are subject to the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), which require that an export license is obtained before such products can be exported to certain countries, and the U.S. Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) trade and economic sanctions programs. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of certain military or intelligence-related items, technologies and services to non-U.S. persons. Such regulations may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries or territories that are the subject of comprehensive embargoes, as well as with certain individuals or entities. Failure to comply with these laws could harm our business by subjecting us to sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges and debarment from U.S. government contracts. For example, from 2016 through 2020, one of our foreign subsidiaries engaged in certain transactions, a limited number of which included U.S. origin goods, either directly or indirectly through distributors, involving sales to specially designated nationals and/or to the Crimea region of Ukraine, which may have been made in violation of relevant trade sanctions or export control laws. We submitted a voluntary disclosure report to relevant U.S. government agencies regarding these transactions. On March 26, 2021 and August 26, 2021, the Company received letters from BIS and OFAC, respectively, warning the Company against future violations and closing the matter without further action. The Company has received no further communications from any other relevant U.S. government agencies.

We are subject to a variety of environmental and health and safety laws for which compliance, or liabilities that arise as a result of noncompliance, could be costly.

Our businesses are subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of regulated air pollutants and greenhouse gases; discharges of wastewater and storm water; storage and handling of raw materials; the use, manufacture, handling, storage and disposal of hazardous materials; generation, storage, transportation and disposal of regulated wastes; and laws and regulations governing worker safety. These requirements impose certain responsibilities on our businesses, including the obligation to obtain and maintain various environmental permits. If we were to fail to comply with these requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance.

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

We are exposed to certain regulatory and financial risks related to climate change, which could adversely affect our business, financial condition, results of operations and cash flows.

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. Such measures could subject us to additional costs and restrictions and require significant operating and capital expenditures, which could impact our business, financial condition, results of operations and cash flows. Additionally, such measures may impact our customers, which could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services.

Risks Relating to the Separation

The separation of our fabrication technology and medical technology business into two, differentiated, independent publicly traded companies may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

In March 2021, we announced our intention to separate our fabrication technology and medical technology business into two, differentiated, independent publicly traded companies. We are targeting completion of the Separation near the end of the first quarter of 2022. Completion of the Separation is subject to, among other things, completion of financing and other transactions on satisfactory terms, other steps necessary to qualify the Separation as a generally tax-free transaction, receipt of other regulatory approvals, obtaining final approvals from our board of directors and market conditions. The Separation is complex in nature, and unanticipated developments or changes, including changes in the law, macroeconomic environment and competitive conditions of our markets, the need both to receive regulatory approvals or clearances and to satisfy the requirements to effectuate a generally tax-free transaction, the uncertainty of the financial markets and challenges in executing the Separation, could delay or prevent the completion of the Separation or cause the Separation to occur on terms or conditions that are different or less favorable than expected.

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

The loss of key leadership or the inability to attract, develop, engage, and retain qualified employees could have a material adverse effect on our ability to run our business.

We may be adversely affected if we lose members of our senior leadership. We are highly dependent on our senior leadership team as a result of their expertise in our industry and our business. The loss of key leadership or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our business, financial condition and results of operations. Additionally, our continued success depends, in part, on our ability to identify and attract qualified candidates with the requisite education, background, and experience as well as our ability to develop, engage, and retain qualified employees. Failure to attract, develop, engage, and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees, could impair our ability to execute our business strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Wilmington, Delaware in a facility that we lease. As of December 31, 2021, our Fabrication Technology segment had a total of four production facilities in the U.S., representing a total of 0.6 million and 0.6 million square feet of owned and leased space, respectively, and 31 production facilities outside the U.S., representing a total of 7.1 million and 2.0 million square feet of owned and leased space, respectively, in 16 countries in Australia, Europe, Central and South America and Asia. As of December 31, 2021, our Medical Technology segment had a total of seven production facilities in the U.S., representing a total of 0.1 million and 0.3 million square feet of owned and leased space, respectively, and six production facilities outside the U.S., representing a total of 0.1 million and 0.3 million square feet of owned and leased space, respectively, in five countries in Central America, Central Europe, Africa, and Asia.

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

Name	Age	Position
Matthew L. Trerotola	54	President and Chief Executive Officer and Director, Colfax Corporation
Christopher M. Hix	59	Executive Vice President, Finance, Chief Financial Officer
Daniel A. Pryor	53	Executive Vice President, Strategy and Business Development
Shyam Kambeyanda	51	Executive Vice President, President and CEO of ESAB
Brady R. Shirley	56	Executive Vice President, Chief Executive Officer of DJO
Bradley J. Tandy	63	Senior Vice President, General Counsel and Corporate Secretary
Patricia Lang	58	Senior Vice President, Chief Human Resources Officer

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

Christopher M. Hix has been Executive Vice President, Finance, Chief Financial Officer since December 2019 and prior to such position served as Senior Vice President, Finance, since July 2016. Prior to joining Colfax, Mr. Hix was the Chief Financial Officer of OM Group, Inc., a global, publicly-listed diversified industrial company. Mr. Hix served within OM Group from 2012 until the company’s acquisition in late 2015. Previously, Mr. Hix was the Chief Financial Officer of Robbins & Myers, a diversified industrial company, from 2006 to 2011. Prior to that, Mr. Hix spent 13 years in a variety of positions with increasing responsibility in operating, financial and strategic roles within Roper Industries (now Roper Technologies), a global, diversified industrial and technology company that underwent rapid growth and transition from private to public ownership during his tenure. Mr. Hix earned his M.B.A. from St. Mary’s College of California and his B.S. in Business Administration from the University of Southern California.

Daniel A. Pryor has been Executive Vice President‚ Strategy and Business Development since July 2013. Mr. Pryor was Senior Vice President, Strategy and Business Development from January 2011 through July 2013. Prior to joining Colfax‚ he was a Partner and Managing Director with The Carlyle Group‚ a global alternative asset manager, where he focused on industrial leveraged buyouts and led numerous portfolio company and follow-on acquisitions. While at The Carlyle Group, he served on the boards of portfolio companies Veyance Technologies, Inc., John Maneely Co., and HD Supply Inc. Prior to The Carlyle Group, he spent 11 years at Danaher Corporation in roles of increasing responsibility most recently as Vice President - Strategic Development. Mr. Pryor earned his M.B.A. from Harvard Business School and his Bachelor of Arts in Economics from Williams College.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol CFX on May 8, 2008. As of February 16, 2022, there were 1,556 holders of record of our Common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Industrial Index and the S&P Industrial Machinery Index. The graph assumes that $100 was invested on December 31, 2016 in each of our Common stock, the S&P 400 Industrial Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

$250
$200
$150
$100
$50
$0
12/31/16
06/30/17
12/31/17
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
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

There were no repurchases made under the repurchase program during 2021 or 2020. The Company repurchased 6,449,425 shares of its Common stock under the repurchase program in open market transactions for $200.0 million in 2018. As of December 31, 2021, there are authorized Common stock repurchases of approximately $100 million remaining.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)
10/02/21 - 10/29/21	—	$—	—	$99,997,744
10/30/21 - 11/26/21	—	—	—	99,997,744
11/27/21 - 12/31/21	—	—	—	99,997,744
Total	—	$—	—	$99,997,744
(1) Represents the repurchase program limit authorized by the Board of Directors of $300 million less the value of purchases made under the repurchase program.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into four main sections:

•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies

The following MD&A should be read together with Part I, Item 1A. “Risk Factors” and the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

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

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. Our Medical Technology segment orthopedic business enjoys sustainable secular drivers such as aging populations that require increasing levels of medical care that should contribute to reduced cyclicality of our Company. In addition, we expect to see benefits from the shift to greater levels of outpatient care, including surgeries at ambulatory surgical centers (ASCs), through increased selling opportunities across our product lines. Our Fabrication Technology business mix is well balanced between sales in emerging markets and developed nations, and equipment and consumables. We intend to continue to utilize our strong global presence and worldwide network of salespeople and distributors to capitalize on growth opportunities by selling regionally-developed and/or marketed products and solutions throughout our served markets. Our geographic and end market diversity helps mitigate the effects from cyclical industrial market exposures. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

On March 4, 2021, we announced our plan to separate our fabrication technology and specialty medical technology businesses into two differentiated, independent, and publicly-traded companies. The separation is intended to be structured in a tax-free manner and is targeted to be completed near the end of the first quarter of 2022. Completion of the separation is subject to, among other things, completion of financing and other transactions on satisfactory terms, other steps necessary to qualify the separation as a tax-free transaction, receipt of other regulatory approvals and final approval from the Colfax Board of Directors.

There can be no assurance regarding the form and timing of the separation or its completion. The announcement did not have any classification impact to our Consolidated Financial Statements or segment reporting. We will report the fabrication technology business as discontinued operations upon the completion of the separation.

On a continuing basis, we face a number of challenges and opportunities, including the successful integration of acquired businesses, application and expansion of our CBS tools to improve business performance, and rationalization of assets and costs.

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities.

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for the fiscal years ended December 31, 2021 and 2020. For a comparison of the Company’s results of operations, liquidity and capital resources for the fiscal years ended December 31, 2020 and 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Segment operating income, which represents Operating income before Pension settlement gains and losses, Restructuring and other related charges and European Union Medical Devices Regulation (“MDR”) and related costs, and strategic transaction costs, and Adjusted EBITA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the year ended December 31, 2021 to the comparable 2020 period is affected by the following additional significant items:

The Separation

We currently report our operations through our Fabrication Technology and Medical Technology segments. These businesses operate in distinct markets, with unique business opportunities and investment requirements. As discussed above, on March 4, 2021, we announced the intention to separate these businesses into two differentiated, independent publicly traded companies. The Chairman of our board of directors and co-founder of Colfax, Mitchell P. Rales, is expected to serve on the boards of directors of both companies. The costs incurred in conjunction with the Separation have increased our strategic transaction costs in 2021, which is recorded withing Selling, general and administrative expense on the Consolidated Statements of Operations.

We expect that the Separation will allow each company to: (1) optimize capital allocation for internal investment, mergers and acquisitions, and return of capital to shareholders; (2) tailor investment to its specific business profile and strategic priorities in the most efficient manner possible; (3) increase operating flexibility and resources to capitalize on growth opportunities in its respective markets; and (4) improve both investor alignment with its clear value proposition and the ability for investors to value it based on its distinct strategic, operational and financial characteristics. The Separation would also provide each company with an appropriately valued acquisition currency that could be used for larger, transformational transactions. Please see Part I. Item 1A. “Risk Factors” in this Form 10-K for further discussion of the Company’s risks relating to the Separation

Impact of COVID-19

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

In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending or restricting employee travel. Our precautions were initially reduced in 2021 as restrictions were eased, however we have increased these efforts as variants have become more prevalent and in response to local directives. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted measures throughout 2020 and 2021, including temporarily closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing. Increased access to vaccinations has contributed to slowing the spread of COVID-19 in certain jurisdictions, resulting in some or all restrictions being lifted in a number of jurisdictions around the world, allowing a return to more normal activity and operational levels during the first half of 2021. However, the emergence and subsequent spread of COVID-19 variants has led to the reinstatement of certain restrictions, which slowed the pace of recovery during the second half of 2021 and the beginning of the first quarter of fiscal 2022.

During 2020, we implemented a broad range of temporary actions to mitigate the effects of lower sales levels including temporarily reducing salaries, furloughing and laying-off employees, significantly curtailing discretionary expenses, re-phasing of capital expenditures, reducing supplier purchase levels and / or prices, adjusting working capital practices and other measures. As sales volumes improved in the second half of 2020, these measures were removed.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2020 and 2021. In 2020, the pandemic began to impact our financial results in March, with the most severe financial impact occurring in the second quarter. Subsequently, we observed a partial recovery in the second half of 2020. The surge in COVID-19 cases in the fourth quarter of 2020 contributed to certain jurisdictions putting further restrictions into place, which slowed recovery in the fourth quarter of 2020, and the impact continued into the beginning of the first quarter of 2021, after which sales volumes began to normalize through the second quarter of 2021. Recovery of sales volumes again slowed in the second half of 2021 due to increased restrictions in certain jurisdictions as a result of the growing spread of COVID-19 variants. The most severe headwind we faced was within DJO Reconstructive product sales in the third quarter of 2021 due to delays in elective surgery procedures.

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

COVID-19 and other market dynamics have caused widespread supply chain challenges due to labor, raw material, and component shortages. As a result, we have experienced supply constraints in our businesses, which have led to cost inflation and logistics delays. We are taking actions in an effort to mitigate impacts to our supply chain, such as increasing certain inventory stocks to prevent product input shortfalls, however, we expect these pressures to continue.

Please see Part I. Item 1A. “Risk Factors” in this Form 10-K for further discussion of the Company’s risks relating to the COVID-19 pandemic.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions and other investments. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the year ended December 31, 2021 presented in this filing represents the incremental sales in comparison to the portion of the prior period during which we did not own the business.

During the year ended December 31, 2021, we completed one acquisition in our Fabrication Technology segment and five acquisitions in our Medical Technology segment for net cash consideration of $206.5 million and equity consideration of $285.7 million. In the first quarter of 2021, our Medical Technology segment acquired Trilliant Surgical, a national provider of foot and ankle orthopedic implants. In the second quarter of 2021, our Medical Technology segment acquired MedShape, Inc., a provider of innovative surgical solutions for foot and ankle surgeons using its patented superelastic nickel titanium (NiTiNOL) and shape memory polymer technologies. These two acquisitions were completed for total consideration, net of cash received, of $204.1 million, subject to certain adjustments. The Trilliant and MedShape acquisitions, along with the prior year acquisition of the Scandinavian Total Ankle Replacement (“STAR”) System and Finger Joint Arthroplasty Portfolio from Stryker, created a new growth product portfolio in the foot and ankle surgical market. In the third quarter of 2021, our Medical Technology segment acquired Mathys AG Bettlach (“Mathys”), a Switzerland-based company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine, for total acquisition equity consideration of $285.7 million of Colfax Common stock. The Mathys acquisition expands our reconstructive product portfolio with its complementary surgical solutions and broadens our Medical Technology segment reach outside the U.S.

During the year ended December 31, 2020, we completed five acquisitions in our Medical Technology segment for total consideration, net of cash received, of $67.5 million, subject to certain purchase price adjustments. This includes the fourth quarter acquisition of LiteCure LLC, a U.S. leader in high-powered laser rehab products for human and veterinary medical applications for net cash consideration after purchase price adjustments of $39.6 million.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2021, approximately 60% of our sales were shipped to locations outside of the U.S., mostly from locations outside the U.S. Accordingly, we are affected by market demand, economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, participating in the expansion of market opportunities in emerging markets, successfully completing global acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market, customer and product diversification may limit the impact that any one country or economy could have on our consolidated results.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 59% for 2021, are derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the year ended December 31, 2021 compared to 2020, fluctuations in foreign currencies increased Net sales, Gross profit, and Selling, general and administrative expenses each by approximately 1%.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. However, the business impact caused by the COVID-19 pandemic, and more recently supply chain disruptions, have distorted and may continue to distort the effects of historical seasonality patterns.

Material Costs

Our Fabrication Technology segment results may be sensitive to cost changes in our raw materials. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material cost increases on to our customers. In 2021, we have experienced increasing raw material costs due to inflation, which we have generally passed through to customers to maintain our profit but has resulted in some margin compression.

Our principal raw materials and components for our Medical Technology segment are foam ethylene vinyl acetate, copolymer for our bracing and vascular products and cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene for our surgical implant products. Input cost inflation historically has not been a material factor to our gross margin, however inflation effects have increased during 2021 and are expected to continue to remain at elevated levels for at least the near term. In response, we have recently started enacting tactical price increases to certain market segments in line with industry trends.

As a company we seek to proactively manage this risk; future changes in component and raw material costs may adversely impact earnings or our margins.

Sales and Cost Mix

The gross profit margins within our Fabrication Technology segment vary in relation to the relative mix of many factors, including the type of product, the location in which the product is manufactured, the end market application for which the product is designed. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products. Gross profit margins within our Medical Technology segment vary primarily based on the type of product and distribution channel. Reconstructive products tend to have higher margins than the prevention and recovery products.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2021	2020
Fabrication Technology Segment:
Equipment	31%	31%
Consumables	69%	69%
Medical Technology Segment (1):
Prevention & Recovery	72%	77%
Reconstructive	28%	23%
(1) The change in product mix from 2020 to 2021 within our Medical Technology segment is partially due to recent acquisitions of businesses that primarily sell reconstructive products.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by our management to assess our operating performance. Adjusted EBITA excludes from Net income from continuing operations the effect of restructuring and other related charges, MDR and related costs, acquisition-related intangible asset amortization and other non-cash charges, strategic transaction costs, income tax expense (benefit), pension settlement gains and losses, debt extinguishment charges, and interest expense, net. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring and other related charges, MDR and related costs, acquisition-related intangible asset amortization and other non-cash charges, strategic transaction costs, and pension settlement gains and losses from segment operating income. Adjusted EBITA assists Colfax management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Colfax management also believes that presenting these measures allows investors to view its performance using the same measures that we use in evaluating our financial and business performance and trends.

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

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Net income from continuing operations (GAAP)	$98.7	$64.1
Income tax expense (benefit)	66.7	(6.1)
Interest expense, net	72.6	104.3
Pension settlement gain	(11.2)	—
Debt extinguishment charges	29.9	—
Restructuring and other related charges(1)	32.9	45.0
MDR and other costs(2)	7.9	6.9
Strategic transaction costs(3)	44.0	2.8
Acquisition-related amortization and other non-cash charges(4)	163.6	143.9
Adjusted EBITA (non-GAAP)	$505.1	$361.0
Net income margin from continuing operations (GAAP)	2.6%	2.1%
Adjusted EBITA margin (non-GAAP)	13.1%	11.8%
(1) Restructuring and other related charges includes $5.2 million and $6.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(3) For the year ended December 31, 2021, Strategic transaction costs includes costs related to the Separation and certain transaction and integration costs related to recent acquisitions. For the year ended December 31, 2020, Strategic transaction costs includes costs incurred for the acquisition of DJO.
(4) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$337.4	$31.3	$(112.0)	$256.6
Restructuring and other related charges(1)	19.0	13.9	—	32.9
MDR and other costs	—	7.9	—	7.9
Segment operating income (loss) (non-GAAP)	356.3	53.1	(112.0)	297.5
Strategic transaction costs	2.9	3.8	37.3	44.0
Acquisition-related amortization and other non-cash charges	35.9	127.7	—	163.6
Adjusted EBITA (non-GAAP)	$395.1	$184.6	$(74.7)	$505.1
Segment operating income margin (non-GAAP)	14.7%	3.7%	—%	7.7%
Adjusted EBITA margin (non-GAAP)	16.3%	12.9%	—%	13.1%
(1) Restructuring and other related charges in the Medical Technology segment includes $5.2 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.

	Year Ended December 31, 2020
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$224.4	$(1.2)	$(60.8)	$162.3
Restructuring and other related charges(1)	21.6	23.4	—	45.0
MDR and other costs	—	6.9	—	6.9
Segment operating income (loss) (non-GAAP)	246.0	29.1	(60.8)	214.3
Strategic transaction costs	—	—	2.8	2.8
Acquisition-related amortization and other non-cash charges	36.3	107.6	—	143.9
Adjusted EBITA (non-GAAP)	$282.3	$136.7	$(58.0)	$361.0
Segment operating income margin (non-GAAP)	12.6%	2.6%	—%	7.0%
Adjusted EBITA margin (non-GAAP)	14.5%	12.2%	—%	11.8%
(1) Restructuring and other related charges in the Medical Technology segment includes $6.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.

Total Company

Sales

Net sales from continuing operations increased to $3.9 billion in 2021 from $3.1 billion in 2020. The following table presents the components of changes in our consolidated Net sales.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2020	$3,070.8
Components of Change:
Existing businesses(1)	610.9	19.9%
Acquisitions(2)	141.6	4.6%
Foreign currency translation(3)	31.0	1.0%
	783.5	25.5%
For the year ended December 31, 2021	$3,854.3
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of growth due to factors such as price and volume.
(2) Represents the incremental sales in comparison to the portion of the prior period during which we did not own the business.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

Net sales increased during 2021 as compared to 2020 primarily due to the recovery from the COVID-related sales downturn in 2020, as well as inflation-related pricing increases, sales from acquisitions, and to a lesser extent new product sales. Existing business sales of our Fabrication Technology segment increased $456.6 million due to strong sales volumes, inflation-related pricing increases and new product initiatives. In our Medical Technology segment, existing business sales increased $154.3 million due to a recovery in sales volumes from the decline related to COVID-19 and expansion in the reconstructive product group from market outperformance and new product launches. Net sales from acquisitions increased during 2021 as compared to 2020 primarily due to acquisitions in our Medical Technology segment that closed in 2021 and the fourth quarter of 2020. The weakening of the U.S. dollar relative to other currencies, most notably the Euro, caused a $31.0 million favorable currency translation impact.

Operating Results

The following table summarizes our results from continuing operations for the comparable two-year period.

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Gross profit	$1,613.7	$1,288.1
Gross profit margin	41.9%	41.9%
Selling, general and administrative expense	$1,329.4	$1,087.4
Operating income	$256.6	$162.3
Operating income margin	6.7%	5.3%
Net income from continuing operations	$98.7	$64.1
Net income margin from continuing operations	2.6%	2.1%
Adjusted EBITA (non-GAAP)	$505.1	$361.0
Adjusted EBITA margin (non-GAAP)	13.1%	11.8%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$32.9	$45.0
MDR and other costs	$7.9	$6.9
Strategic transaction costs	$44.0	$2.8
Acquisition-related amortization and other non-cash charges	$163.6	$143.9
Pension settlement gain	$(11.2)	$—
Interest expense, net	$72.6	$104.3
Debt extinguishment charges	$29.9	$—
Income tax expense (benefit)	$66.7	$(6.1)
(1) Restructuring and other related charges includes $5.2 million and $6.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, respectively.

2021 Compared to 2020

Gross profit increased $325.6 million during 2021 in comparison to 2020 due to a $151.5 million increase in our Fabrication Technology Segment and a $172.9 million increase in our Medical Technology segment. The Gross profit increase was primarily attributable to higher sales volumes and the related improved production efficiencies compared to 2020, during which sales volumes were negatively impacted by the COVID-19 pandemic. During 2021, Gross profit also increased due to acquisitions, new product initiatives and favorable foreign currency impacts, partially offset by increased supply chain and logistic costs in both segments. Gross profit margin was consistent with 2020, as margin improvements in both segments were offset by the dilutive impact of inflation, net of customer price increases, in our Fabrication Technology segment, which compressed margins.

Selling, general and administrative expense increased $242.0 million primarily due to a $106.1 million increase in costs associated with acquisitions and the related integration costs from the newly acquired businesses, primarily within our Medical Technology segment, the cessation of prior year temporary cost reduction measures that were taken in response to COVID-19, and increased sales commissions from increased sales levels. A $41.2 million increase in strategic transaction costs related to the Separation also increased Selling, general and administrative expense during 2021. Restructuring and other related charges decreased by $12.1 million primarily due to the completion of certain restructuring programs in our Medical Technology segment.

Additionally, during 2021, a pension settlement gain of $11.2 million was recognized when the independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

Debt extinguishment charges of $29.9 million were recorded in the second quarter of 2021 due to an early redemption of certain senior notes. Interest expense, net decreased by $31.7 million, primarily due to an overall reduction in debt balances during the current year as a result of the aforementioned redemption of senior notes.

The effective tax rate for Net income from continuing operations during 2021 was 40.3%, which was higher than the 2021 U.S. federal statutory tax rate of 21% mainly due to the net impact of U.S. tax on international operations, capital gains on current year transactions, certain non-deductible expenses, and withholding taxes. These unfavorable impacts were partially offset by the impact of international rates and the reduction of valuation allowances on U.S. and German net operating losses, and foreign tax credits. The effective tax rate for 2020 was (10.4)%, which was lower than the 2020 U.S. federal statutory tax rate of 21% mainly due to the net impact of U.S. tax credits, a benefit from U.S. state tax losses, a discrete tax benefit associated with the filing of timely elected change to U.S. Federal tax returns to credit rather than to deduct foreign taxes and reduction of valuation allowance on U.S. federal net operating losses. These favorable impacts were partially offset by the impact of additional U.S. tax on international operations, withholding taxes, and certain non-deductible expenses.

Net income from continuing operations increased in 2021 compared to 2020, largely due to the strong recovery from the prior year COVID-related sales downturn. The sales-related benefits from this recovery in 2021 were partially offset by increases in expenses attributable to the cessation of aforementioned temporary cost reductions implemented during 2020 in reaction to COVID-driven sales reductions, higher income tax expense, as well as increased supply chain and logistic costs. During 2021, we also incurred debt extinguishment charges, increased strategic transaction costs related to the Separation, and higher sales commissions related to greater sales, partially offset by a pension settlement gain. Net income margin from continuing operations increased by 50 basis points due to the aforementioned factors. Adjusted EBITA increased primarily due to the improved sales volumes and new product initiatives, partially offset by the aforementioned supply chain and logistic costs and sales commission increases, and the cessation of the aforementioned temporary cost reductions. Adjusted EBITA margin increased for the same reasons, partially offset by inflation-related pricing increases in our Fabrication Technology segment, as well as recent acquisitions in our Medical Technology segment which were dilutive to the margin, but are expected to be accretive in future years.

Business Segments

As discussed further above, we report results in two reportable segments: Fabrication Technology and Medical Technology.

Fabrication Technology

We formulate, develop, manufacture and supply consumable products and equipment, including cutting, joining, and automated welding products, as well as gas control equipment. Our fabrication technology products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of digital software and solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of end markets, including general industry, construction, infrastructure, transportation, energy, renewable energy, and medical & life sciences.

The following table summarizes selected financial data for our Fabrication Technology segment:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Net sales	$2,428.1	$1,950.1
Gross profit	$836.0	$684.5
Gross profit margin	34.4%	35.1%
Selling, general and administrative expense	$479.7	$438.5
Segment operating income (non-GAAP)	$356.3	$246.0
Segment operating income margin (non-GAAP)	14.7%	12.6%
Adjusted EBITA (non-GAAP)	$395.1	$282.3
Adjusted EBITA margin (non-GAAP)	16.3%	14.5%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$19.0	$21.6
Strategic transaction costs	$2.9	$—
Acquisition-related amortization and other non-cash charges	$35.9	$36.3

Net sales in our Fabrication Technology segment increased $478.0 million during 2021 compared to 2020 due to the strong recovery from the COVID-19 effects that impacted 2020, as well as new product initiatives, inflation-related pricing increases, and a $19.3 million favorable foreign currency translation impact. Gross profit increased $151.5 million in 2021 as a result of improved sales volumes and production efficiencies, while Gross profit margin decreased 70 basis points due to the impact of inflation-related pricing and cost increases, which compressed the margin. Selling, general and administrative expense increased in the period primarily due to the cessation of temporary cost reductions implemented in 2020, partially offset by benefits from restructuring initiatives. Segment operating income and Adjusted EBITA increased in 2021 compared to 2020 due to the improved sales volumes, partially offset by increased Selling, general and administrative costs. The related margins increased for the same reasons, partially offset by the aforementioned impact from inflation-related pricing and cost increases over the same period.

Medical Technology
We develop, manufacture and distribute high-quality medical devices and services across the continuum of patient care from injury prevention to joint replacement to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals.

Our products primarily include orthopedic braces, rehabilitation devices, footwear, surgical implants, and bone growth stimulators.

The following table summarizes the selected financial data for our Medical Technology segment:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Net sales	$1,426.2	$1,120.7
Gross profit	$777.7	$604.8
Gross profit margin	54.5%	54.0%
Selling, general and administrative expense	$737.7	$589.3
Segment operating income (non-GAAP)	$53.1	$29.1
Segment operating income margin (non-GAAP)	3.7%	2.6%
Adjusted EBITA (non-GAAP)	$184.6	$136.7
Adjusted EBITA margin (non-GAAP)	12.9%	12.2%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$13.9	$23.4
MDR and other costs	$7.9	$6.9
Strategic transaction costs	$3.8	$—
Acquisition-related amortization and other non-cash charges	$127.7	$107.6
(1) Restructuring and other related charges includes $5.2 million and $6.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, respectively.

Net sales increased for our Medical Technology segment during 2021 compared with 2020 due to a recovery in sales volumes from the COVID-19-related declines during 2020, as well as continued expansion in the reconstructive product group from market outperformance and new product launches, acquisition-related sales growth of $139.5 million and a favorable foreign currency translation impact of $11.7 million. After a surge of COVID-19 cases in the fourth quarter of 2020, which negatively impacted sales volumes early in 2021, sales volumes began normalizing late in the first quarter and through the second quarter of 2021. However, as a result of the increase in cases of COVID-19 variants during the second half of 2021, recovery slowed during this period, primarily due to a deceleration in elective surgical procedure volumes. Gross profit and Gross profit margins increased during 2021 compared to the prior year due to improved sales volumes and acquisition-related growth, partially offset by increased supply chain and logistic costs. Selling, general and administrative expense also increased primarily due to the additional costs from newly-acquired businesses and related integration costs, the cessation of temporary employee cost reductions implemented during 2020, and higher sales commissions in the current year. Segment operating income, Adjusted EBITA, and related margins all increased as a result of the aforementioned factors. Margin improvements were partially offset by the recent acquisitions, which were dilutive to the 2021 margins, but are expected to be accretive in future years. Restructuring and other related charges decreased by $9.5 million due to the completion of certain projects.

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

On February 12, 2018, our Board of Directors authorized the repurchase of up to $100 million of our Common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of December 31, 2021, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Credit Facility”) by and among the Company, as the borrower, certain U.S. subsidiaries of the Company, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citizens Bank, N.A., as syndication agent, and the co-documentation agents named therein consists of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an initial aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. Refer to Note 13, “Debt” in the accompanying Notes to the Consolidated Financial Statements for more information.

As of December 31, 2021, we are in compliance with the covenants under the Credit Facility. As of December 31, 2021, the weighted-average interest rate of borrowings under the Credit Facility was 1.59%, excluding accretion of original issue discount and deferred financing fees, and there was $375 million undrawn capacity available on the Revolver.

Euro Senior Notes

In 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million (the “Euro Notes”). The Euro Notes are due in April 2025, have an interest rate of 3.25% and are guaranteed by certain of our domestic subsidiaries (the “Guarantees”). The Euro Notes and the Guarantees have not been, and will not be, registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction.

2022 Tangible Equity Unit (“TEUs”)

In 2019, we issued $460 million in TEUs with a 5.75% interest rate, comprised of 4.6 million units at $100 per unit. Total cash of $447.7 million was received upon closing, comprised of $377.8 million TEU prepaid stock purchase contracts and $69.9 million of TEU amortizing notes due January 2022. Subsequent to December 31, 2021, all of the remaining TEU prepaid stock purchase contracts were converted to shares of common stock and the final quarterly cash installment on the TEU amortizing notes was paid. Refer to Notes 13 “Debt” and 14, “Equity” in the accompanying Notes to Consolidated Financial Statements for more information.

2024 Notes and 2026 Notes

In 2019, we issued two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes) to finance a portion of the DJO acquisition. The 2024 Notes were due on February 15, 2024 and had an interest rate of 6.0%. The 2026 Notes are due on February 15, 2026 and have an interest rate of 6.375%. The 2026 notes are guaranteed by certain of our domestic subsidiaries. We redeemed all of the outstanding 2024 Notes and $100 million of the outstanding principal amount of our 2026 Notes on April 24, 2021. Refer to Note 13, “Debt” in the accompanying Notes to the Consolidated Financial Statements for more information.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $169.0 million. As of December 31, 2021, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $277.3 million. Total letters of credit of $36.0 million were outstanding as of December 31, 2021.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2021, we had $719.4 million of Cash and cash equivalents, an increase of $618.3 million from the $101.1 million Cash and cash equivalents and restricted cash on hand as of December 31, 2020. See Note 2, "Summary of Significant Accounting Policies - Restricted Cash" in the accompanying Notes to the Consolidated Financial Statements for further information. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$356.1	$301.9
Purchases of property, plant and equipment	(104.2)	(114.8)
Proceeds from sale of property, plant and equipment	7.0	9.6
Acquisitions, net of cash received	(223.3)	(69.8)
Net cash used in investing activities	(320.5)	(175.1)
Repayments of debt, net	(126.0)	(122.9)
Proceeds from issuance of common stock, net	745.2	3.5
Payment of debt extinguishment costs	(24.4)	—
Deferred consideration payments and other	(9.9)	(12.3)
Net cash provided by (used in) financing activities	584.9	(131.7)
Effect of foreign exchange rates on Cash and cash equivalents	(2.2)	(3.8)
Increase (decrease) in Cash and cash equivalents	$618.3	$(8.6)

Cash used in operating activities related to the discontinued operations of the divested Air and Gas Handling business for the years ended December 31, 2021 and 2020 was $9.1 million and $9.4 million, respectively. As a result of previous divestitures, we also retained certain asbestos-related contingencies and insurance coverages. Net cash received or paid for asbestos-related costs, net of insurance proceeds, including the disposition of claims, defense costs and legal expenses related to litigation against our insurers, creates variability in our operating cash flows. We had net cash inflows of $0.3 million during 2021 and net cash outflows of $2.2 million during 2020, which were net of $32.9 million and $79.6 million of reimbursements from insurance companies on our asbestos insurance asset balances, respectively.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring. Changes in significant operating cash flow items are discussed below.

•Funding requirements of our defined benefit plans, including pension plans and other post-retirement benefit plans, can vary significantly from period to period due to changes in the fair value of plan assets and actuarial assumptions. For 2021 and 2020, cash contributions for defined benefit plans were $7.3 million and $11.0 million, respectively.

•During 2021 and 2020, cash payments of $23.5 million and $39.2 million, respectively, were made related to our restructuring initiatives.
•During 2021 and 2020, cash paid for strategic transaction costs were $23.4 million and $5.1 million, respectively. Payments in 2021 were primarily for costs related to the Separation.

•Year ended December 31, 2021 results include $78.5 million of outflows from working capital as a result of business recovery and growth increasing in inventory, accounts receivable and payable levels from the COVID-impacted 2020 year, as well as supply chain challenges in 2021 which have also impacted inventory levels. Year ended December 31, 2020 results included a $52.3 million inflow from working capital due to lower sales due to COVID-19 and operational improvements. We define working capital as Trade receivables, net and Inventories, net, both reduced by Accounts payable and customer advances and billings in excess of costs incurred.
Cash flows used in investing activities during 2021 includes $223.3 million of cash used for five acquisitions and three investments in our Medical Technology segment. Cash flows used by investing activities during 2020 included $69.8 million of cash used for five acquisitions and three investments in our Medical Technology segment. Refer to Note 5 “Acquisitions” in the accompanying Notes to the Consolidated Financial Statements for more information.

Cash flows provided by financing activities in 2021 includes $126.0 million repayment of borrowings, net and $745.2 million proceeds from the issuance of common stock. Cash flows used in financing activities in 2020 included $122.9 million repayment of borrowings, net and $3.5 million proceeds from the issuance of common stock.

Our Cash and cash equivalents as of December 31, 2021 include $42.4 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

Debt

As of December 31, 2021, the Company’s Term Loan and Revolver had principal amounts outstanding of $785 million and $600 million, respectively. There are no required principal payments due on the Term Loan or Revolver within 12 months. As of December 31, 2021, the Company had outstanding floating and fixed rate notes with varying maturities for an aggregate principal amount of $700.8 million, with $8.3 million payable within 12 months.

Interest Payments on Debt

As of December 31, 2021, future interest payments associated with the Term Loan and Revolver amount to $44.4 million and $33.9 million, respectively with $15.1 million and $11.6 million payable within 12 months. Future interest payments associated with the notes total $123.5 million with $32.7 million payable within 12 months. Variable interest payments are estimated using a static rate of 1.90%.

Operating Leases

The Company leases certain office spaces, warehouses, facilities, vehicles, and equipment. As of December 31, 2021, the Company had fixed lease payment obligations of $214.3 million, with $45.7 million payable within 12 months.

Purchase Obligations

As of December 31, 2021, the Company had other purchase obligations of $280.0 million, with $276.6 million payable within 12 months. Purchase obligations herein exclude open purchase orders for goods or services that are provided on demand as the timing of which is not certain.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2021, which are estimated to be $8.6 million for the year ending December 31, 2022. Other long-term liabilities, such as those for asbestos and other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2021 other than outstanding letters of credit of $36.0 million and unconditional purchase obligations with suppliers of $280.0 million.

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

We sold our Fluid Handling business in 2017, and pursuant to the purchase agreement, we retained the asbestos-related contingencies and insurance coverages. However, as we did not retain an interest in the ongoing operations of the business subject to the contingencies, we have classified asbestos-related activity in our Consolidated Statements of Operations as part of Loss from discontinued operations, net of taxes. See Note 4, “Discontinued Operations” for further information.

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

Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including, among others, the number of future claims that might be received, the type and severity of the disease alleged by each claimant, dismissal rates, the lag time between filing and the settlement of claims, settlement values resulting in part from uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, including fluctuations in the timing of court actions and rulings, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of our asbestos liability, and these effects do not move in linear fashion but rather change over multiple year periods. Accordingly, we monitor these trend factors over time and periodically assess whether an alternative forecast period is appropriate. Taking these factors into account and the inherent uncertainties, we believe that we can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and have recorded that liability as our best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, we do not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to litigation against the subsidiaries’ insurers are expensed as incurred.

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

Goodwill and Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our business acquisitions. Our business acquisitions typically result in the recognition of goodwill, developed technology, trade name or trademark, and customer relationship intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. The fair values of acquired intangibles are determined using estimates and assumptions based on information available near the acquisition date. Significant assumptions include the discount rates, projected net sales and operating income metrics, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review the critical assumptions and calculations of the fair value of acquired intangible assets in connection with our significant acquisitions. In connection with our acquisitions of Trilliant, MedShape, and Mathys during the year ended December 31, 2021, we recognized aggregate goodwill of approximately $187 million and identifiable intangible assets of approximately $181 million. Refer to Notes 2, 5 and 9 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill and intangible assets.

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

Due to the sale of the Air and Gas Handling reporting unit in 2019 and the held for sale accounting treatment, we performed a quantitative analysis for impairment in the second quarter of 2019. Based on the purchase price and the carrying value of the net assets being sold, the Company recorded an impairment loss of $481 million in the second quarter of 2019, which is included in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations. The impairment loss included a $449 million goodwill impairment charge and a $32 million valuation allowance charge on assets held for sale relating to the initial estimated cost to sell the business. An accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar. The Air and Gas Handling business sale was completed on September 30, 2019. Impairment charges related to the divested Air and Gas Handling business are recorded in Loss from discontinued operations, net of taxes on the Consolidated Statements of Operations. See Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements for further information.

A qualitative assessment of Goodwill was performed for the Fabrication Technology reporting unit for the year ended December 31, 2019 which indicated no impairment existed. Additionally, we performed a qualitative assessment of Goodwill for the Medical Technology reporting unit for the year ended December 31, 2019, which indicated no impairment existed.

Due to overall market declines as a result of the COVID-19 pandemic, management decided to forgo the qualitative assessment and performed quantitative Goodwill impairment tests for both the Fabrication Technology and Medical Technology reporting units for the year ended December 31, 2020, which indicated no impairment existed.

For the year ended December 31, 2021, management performed a qualitative assessment of Goodwill for the Fabrication Technology reporting unit and a quantitative assessment of Goodwill for the Medical Technology reporting unit, both of which indicated no impairment existed. The carrying amount of Goodwill of the Fabrication Technology and Medical Technology reporting units for the year ended December 31, 2021 was $1.5 billion and $1.9 billion, respectively. We determined the fair value of the Medical Technology reporting unit by equally weighting a discounted cash flow approach and market valuation approach, and the reporting unit’s fair value exceeded its carrying amount by approximately 22%. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. Future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. For sensitivity analysis, we estimated the fair value of the Medical Technology reporting unit if we reduced the long-term revenue growth rate by 25 basis points, and the resulting excess fair value over carrying value decreased by 150 basis points.

In the evaluation of indefinite-lived intangible assets for impairment, which includes certain trade names of our Fabrication Technology business, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If we determine that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We measure the fair value of our indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated.

A qualitative assessment was performed for the Fabrication Technology segment trade names for the year ended December 31, 2019, which indicated no impairment existed. For the year ended December 31, 2020, due to overall market declines as a result of the COVID-19 pandemic, we performed quantitative impairment tests on all indefinite-lived trade names within our Fabrication Technology segment, which indicated no impairment existed. For the year ended December 31, 2021, management decided to forgo the qualitative assessment and performed quantitative assessments for all the Fabrication Technology segment trade names, which indicated no impairment existed.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2021, we have Goodwill of $3.5 billion and indefinite lived trade names of $199.5 million that are subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets”, in the accompanying Notes to Consolidated Financial Statements for further information.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. We recognize interest and penalties related to unrecognized tax benefits in the Consolidated Statements of Operations as part of Income tax expense (benefit). Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $61.9 million as of December 31, 2021 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

Revenue Recognition

We account for revenue in accordance with Topic 606, “Revenue from Contracts with Customers”. We recognize revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for transferring the goods or services. The nature of our contracts gives rise to certain types of variable consideration, including rebates and other discounts. We include estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved. Additionally, related to sales of our medical device products and services, we maintain provisions for estimated contractual allowances for reimbursement amounts from certain third-party payors based on negotiated contracts, historical experience for non-contracted payors, and the impact of new contract terms or modifications of existing arrangements with these customers. We report these allowances as a reduction to net sales.

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

Trade receivables are presented net of an allowance for credit losses. The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2020. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $32.5 million as of December 31, 2021 compared to $37.7 million as of December 31, 2020 and $36.0 million as of January 1, 2020, following the adoption of the standard.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of December 31, 2021 are variable rate facilities based on LIBOR or EURIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2021 would have increased Interest expense for our variable-rate debt by approximately $9.9 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2021, approximately 59% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales revenues are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under our Euro Notes provide a natural hedge to a portion of our European net asset position. We also have the ability to borrow in Euros under our Credit Facility. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of the Company’s Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2021 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $200 million.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting (Ernst & Young LLP, Baltimore, MD, Auditor Firm ID: 42)	56
Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements (Ernst & Young LLP, Baltimore, MD, Auditor Firm ID: 42)	57
Consolidated Statements of Operations	60
Consolidated Statements of Comprehensive Income (Loss)	61
Consolidated Balance Sheets	62
Consolidated Statements of Equity	63
Consolidated Statements of Cash Flows	64
Notes to Consolidated Financial Statements	65
Note 1. Organization and Nature of Operations	65
Note 2. Summary of Significant Accounting Policies	65
Note 3. Recently Issued Accounting Pronouncements	72
Note 4. Discontinued Operations	73
Note 5. Acquisitions	74
Note 6. Revenue	76
Note 7. Net Income Per Share from Continuing Operations	78
Note 8. Income Taxes	78
Note 9. Goodwill and Intangible Assets	83
Note 10. Property, Plant and Equipment, Net	84
Note 11. Inventories, Net	84
Note 12. Leases	85
Note 13. Debt	85
Note 14. Equity	88
Note 15. Accrued Liabilities	94
Note 16. Defined Benefit Plans	97
Note 17. Financial Instruments and Fair Value Measurements	105
Note 18. Commitments and Contingencies	107
Note 19. Segment Information	111

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Colfax Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Colfax Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colfax Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index 15(A)(2) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
February 22, 2022

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

To the Shareholders and the Board of Directors of Colfax Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colfax Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Goodwill
Description of the Matter
At December 31, 2021, the Company’s goodwill allocated to the Medical Technology reporting unit was $1.9 billion. As discussed in Note 9 to the consolidated financial statements, goodwill is not amortized, but rather is subject to an annual impairment review, or more frequent reviews if events and circumstances indicate an impairment exists.
Auditing the Company's goodwill impairment test was complex and highly judgmental due to the significant estimation required by management to determine the fair value of the Medical Technology reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rate, market multiples, projected net sales and projected operating income metrics that are forward-looking and affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its annual goodwill impairment review process, including controls over management’s review of the significant assumptions described above. We also tested management’s controls over the completeness and accuracy of the data used in the model.
To test the estimated fair value of the Medical Technology reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current third-party industry data, and to the historical results of the Medical Technology reporting unit. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Medical Technology reporting unit that would result from changes in key assumptions. We also involved internal valuation specialists to assist in our evaluation of the methodologies and significant assumptions used by the Company. In addition, we tested management’s reconciliation of the fair value of both reporting units to the market capitalization of the Company.

Valuation of Acquired Intangible Assets
Description of the Matter
During 2021, the Company completed the acquisitions of Trilliant, MedShape and Mathys for net cash consideration of $204 million and equity consideration of $286 million and recognized identifiable intangible assets of $181 million as disclosed in Note 5 to the consolidated financial statements. These transactions were accounted for as business combinations.

Auditing the Company's purchase accounting for these acquisitions was complex due to the significant estimation required by management to determine the fair value of the acquired intangible assets, which consisted of customer relationships, tradenames and technology. The estimation complexity was primarily due to the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the fair value of the intangible assets included discount rates, royalty rates, customer attrition, and certain assumptions that form the basis of the forecasted results (e.g., net sales, and operating profit metrics). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. For example, we tested controls over the recognition and measurement of intangible assets, including the valuation models and underlying assumptions used to develop such estimates. We also tested management’s controls over the completeness and accuracy of the data used in the models.

To audit the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's valuation models and testing the significant assumptions used in the models, as well as testing the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, and to the historical results of the acquired businesses. We also involved an internal valuation specialist to assist in our evaluation of the significant assumptions and those procedures included the completion of independent calculations of the fair value of the acquired intangible assets.

Asbestos Liability
Description of the Matter
At December 31, 2021, the Company’s asbestos liability balance was $292 million. As discussed in Note 18 of the consolidated financial statements, certain of the Company’s subsidiaries are defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. The Company records an asbestos liability for probable pending and future claims over the period that the Company believes it can reasonably estimate such claims.

Auditing the asbestos liability was complex and highly judgmental due to the significant estimation of numerous variables required in determining the asbestos obligation. In particular, the estimates were sensitive to significant assumptions such as the period of time over which claims activity can be reasonably predicted, the number of future asbestos-related claims that may be received, the type and severity of disease alleged by each claimant, dismissal rates, the lag time between the filing and the settlement of claims, and settlement values. These assumptions have a significant effect on the asbestos liability.

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

Baltimore, Maryland
February 22, 2022

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2021	2020	2019

Net sales	$3,854,303	$3,070,769	$3,327,458
Cost of sales	2,240,645	1,782,664	1,926,402
Gross profit	1,613,658	1,288,105	1,401,056
Selling, general and administrative expense	1,329,376	1,087,401	1,132,149
Restructuring and other related charges	27,639	38,413	65,295
Operating income	256,643	162,291	203,612
Pension settlement loss (gain)	(11,208)	—	33,616
Interest expense, net	72,593	104,262	119,503
Debt extinguishment charges	29,870	—	—
Income from continuing operations before income taxes	165,388	58,029	50,493
Income tax expense (benefit)	66,695	(6,053)	31,630
Net income from continuing operations	98,693	64,082	18,863
Loss from discontinued operations, net of taxes	(22,415)	(18,311)	(536,009)
Net income (loss)	76,278	45,771	(517,146)
Less: income attributable to noncontrolling interest, net of taxes	4,621	3,146	10,500
Net income (loss) attributable to Colfax Corporation	$71,657	$42,625	$(527,646)
Net income (loss) per share - basic
Continuing operations	$0.61	$0.45	$0.10
Discontinued operations	$(0.15)	$(0.13)	$(3.99)
Consolidated operations	$0.47	$0.31	$(3.89)
Net income (loss) per share - diluted
Continuing operations	$0.60	$0.44	$0.10
Discontinued operations	$(0.15)	$(0.13)	$(3.99)
Consolidated operations	$0.46	$0.31	$(3.89)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$76,278	$45,771	$(517,146)
Other comprehensive income (loss):
Foreign currency translation, net of tax expense (benefit) of $3,449, $(25) and $2,248	(114,389)	59,880	(47,734)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $6,980, $(9,120) and $1,574	23,247	(26,268)	5,832
Changes in unrecognized pension and other post-retirement benefit (cost), net of tax expense (benefit) of $3,368, $(1,502) and $(3,980)	20,870	(8,169)	(27,931)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $1,148, $883 and $779	5,025	3,735	2,597
Amortization of pension and other post-retirement prior service cost	—	—	32
Divestiture-related recognition of foreign currency translation, pension, and other post-retirement cost	—	—	291,263
Other comprehensive income (loss)	(65,247)	29,178	224,059
Comprehensive income (loss)	11,031	74,949	(293,087)
Less: comprehensive income (loss) attributable to noncontrolling interest	3,281	585	(97,101)
Comprehensive income (loss) attributable to Colfax Corporation	$7,750	$74,364	$(195,986)

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$719,370	$97,068
Trade receivables, less allowance for credit losses of $32,501 and $37,666	638,700	517,006
Inventories, net	776,295	564,822
Prepaid expenses	78,186	69,515
Other current assets	90,728	113,418
Total current assets	2,303,279	1,361,829
Property, plant and equipment, net	521,391	486,960
Goodwill	3,467,295	3,314,541
Intangible assets, net	1,675,462	1,663,446
Lease asset - right of use	184,429	173,942
Other assets	363,489	350,831
Total assets	$8,515,345	$7,351,549

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$8,314	$27,074
Accounts payable	504,173	330,251
Accrued liabilities	511,097	454,333
Total current liabilities	1,023,584	811,658
Long-term debt, less current portion	2,078,679	2,204,169
Non-current lease liability	145,326	139,230
Other liabilities	606,323	608,618
Total liabilities	3,853,912	3,763,675
Equity:
Common stock, $0.001 par value; 400,000,000 shares authorized; 156,249,234 and 118,496,687 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	156	118
Additional paid-in capital	4,544,211	3,478,008
Retained earnings	589,024	517,367
Accumulated other comprehensive loss	(516,013)	(452,106)
Total Colfax Corporation equity	4,617,378	3,543,387
Noncontrolling interest	44,055	44,487
Total equity	4,661,433	3,587,874
Total liabilities and equity	$8,515,345	$7,351,549

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2019	117,275,217	$117	$3,057,982	$991,838	$(780,177)	$207,186	$3,476,946
Cumulative effect of accounting change	—	—	—	15,368	(15,368)	—	—
Net loss	—	—	—	(527,646)	—	10,500	(517,146)
Distributions to noncontrolling owners	—	—	—	—	—	(12,379)	(12,379)
Noncontrolling interest share repurchase	—	—	(24,037)	—	(19,960)	(49,508)	(93,505)
Other comprehensive income, net of tax expense of $621	—	—	—	—	331,660	(107,601)	224,059
Issuance of Tangible Equity Units	—	—	377,814	—	—	—	377,814
Common stock-based award activity	783,865	1	33,838	—	—	—	33,839
Balance at December 31, 2019	118,059,082	118	3,445,597	479,560	(483,845)	48,198	3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	42,625	—	3,146	45,771
Distributions to noncontrolling owners	—	—	—	—	—	(4,296)	(4,296)
Other comprehensive income, net of tax benefit of $9,764	—	—	—	—	31,739	(2,561)	29,178
Common stock-based award activity	437,605	—	32,411	—	—	—	32,411
Balance at December 31, 2020	118,496,687	118	3,478,008	517,367	(452,106)	44,487	3,587,874
Net income	—	—	—	71,657	—	4,621	76,278
Distributions to noncontrolling owners	—	—	—	—	—	(3,713)	(3,713)
Other comprehensive income, net of tax expense of $14,945	—	—	—	—	(63,907)	(1,340)	(65,247)
Common stock offering, net of issuance costs	16,100,000	16	711,323	—	—	—	711,339
Conversion of tangible equity units into common stock	13,324,464	13	(13)	—	—	—	—
Common stock issued for acquisition, net of issuance costs	6,544,522	7	285,673	—	—	—	285,680
Common stock-based award activity	1,783,561	2	69,220	—	—	—	69,222
Balance at December 31, 2021	156,249,234	$156	$4,544,211	$589,024	$(516,013)	$44,055	$4,661,433

See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$76,278	$45,771	$(517,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Divestiture impairment loss	—	—	449,000
Depreciation, amortization and other impairment charges	262,919	246,229	236,026
Stock-based compensation expense	35,350	28,911	21,960
Non-cash interest expense	4,752	5,739	9,937
Debt extinguishment charges	29,870	—	—
Deferred income tax benefit	(22,188)	(29,218)	(590)
(Gain) loss on sale of property, plant and equipment	(2,573)	(491)	61
Gain on sale of business	—	—	(14,233)
Pension settlement (gain) loss	(11,208)	—	77,390
Changes in operating assets and liabilities:
Trade receivables, net	(110,985)	42,688	49,924
Inventories, net	(129,967)	23,787	(44,887)
Accounts payable	178,467	(30,747)	(119,325)
Other operating assets and liabilities	45,384	(30,734)	(17,169)
Net cash provided by operating activities	356,099	301,935	130,948
Cash flows from investing activities:
Purchases of property, plant and equipment	(104,237)	(114,785)	(125,402)
Proceeds from sale of property, plant and equipment	7,033	9,552	7,781
Acquisitions, net of cash received, and investments	(223,272)	(69,846)	(3,151,056)
Proceeds from sale of business, net	—	—	1,635,920
Net cash used in investing activities	(320,476)	(175,079)	(1,632,757)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	—	1,725,000
Payments under term credit facility	—	(40,000)	(1,387,500)
Proceeds from borrowings on revolving credit facilities and other	991,494	860,681	2,045,083
Repayments of borrowings on revolving credit facilities and other	(417,526)	(938,997)	(2,273,802)
(Repayments of)/Proceeds from borrowings on senior notes	(700,000)	—	1,000,000
Payment of debt issuance costs	—	(4,560)	(23,380)
Proceeds from prepaid stock purchase contract	—	—	377,814
Proceeds from issuance of common stock, net	745,179	3,500	11,879
Payment of debt extinguishment costs	(24,375)	—	—
Payment for noncontrolling interest share repurchase	—	—	(93,505)
Deferred consideration payments and other	(9,866)	(12,275)	(12,095)
Net cash provided by (used in) financing activities	584,906	(131,651)	1,369,494
Effect of foreign exchange rates on Cash and cash equivalents and Restricted Cash	(2,228)	(3,768)	(3,072)
Increase (decrease) in Cash and cash equivalents and Restricted cash	618,301	(8,563)	(135,387)
Cash and cash equivalents and Restricted Cash, beginning of period	101,069	109,632	245,019
Cash and cash equivalents and Restricted Cash, end of period	$719,370	$101,069	$109,632

Supplemental disclosures:
Interest payments	$85,487	$104,620	$139,268
Income tax payments, net	$47,188	$59,377	$134,915
Common stock issued for acquisition, net of issuance costs	$285,680	$—	$—
See Notes to Consolidated Financial Statements.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
Colfax Corporation (the “Company” or “Colfax”) is a leading diversified technology company that provides fabrication technology and medical device products and services to customers around the world under the ESAB and DJO brands. The Company conducts its operations through two operating segments, “Fabrication Technology”, which incorporates the operations of ESAB and its related brands, and “Medical Technology”, which incorporates the operations of DJO and its related brands. The Company completed the purchase of DJO Global, Inc. (“DJO”) on February 22, 2019, which became a new growth platform for Colfax. See Note 5, “Acquisitions”, for further information. Colfax completed the sale of its Air and Gas Handling business on September 30, 2019. See Note 4, “Discontinued Operations”, for further information. These transactions were the culmination of a multi-year strategic plan to remodel the Company into a faster growth, higher margin, and less cyclical business with opportunities for significant bolt-on and adjacent acquisitions over time. The Company applies the Colfax Business System (“CBS”) to continuously improve and pursue growth in revenues and increase profits and cash flows.

On March 4, 2021, the Company announced its intention to separate its fabrication technology and specialty medical technology businesses into two differentiated, independent, and publicly traded companies (the “Separation”). The current Colfax entity will retain the specialty medical technology business under a new name, Enovis Corporation. The fabrication technology business will operate independently under the existing ESAB brand name. The Separation is intended to be structured in a tax-free manner and is targeted to be completed near the end of the first quarter of 2022. The assets, liabilities, revenues and expenses of the fabrication technology businesses are included in continuing operations of the Company in the accompanying Consolidated Financial Statements.

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

Investments

Investments where the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid.

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative under U.S. GAAP to the extent such investments are not subject to consolidation or the equity method of accounting as described above. Under the measurement alternative, these financial instruments are carried at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company accounts for investments as a noncurrent asset within Other assets in the Consolidated Financial Statements as the Company does not have the intent and ability to sell such assets within the next twelve months.

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

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goods or services. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent the Company’s best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved. Additionally, related to sales of its medical device products and services, the Company maintains provisions for estimated contractual allowances for reimbursement amounts from certain third-party payors based on negotiated contracts, historical experience for non-contracted payors, and the impact of new contract terms or modifications of existing arrangements with these customers. We report these allowances as a reduction to net sales.

The Company provides a variety of products and services to its customers. Most of the Company’s contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer. For contracts that include multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the stand-alone selling price of each identified performance obligation. A significant majority of our revenue relates to the shipment of off-the-shelf products that is recognized when control is transferred to the customer. On a limited basis, we have agreements with customers that have multiple performance obligations. In determining whether there are multiple performance obligations, we first assess the goods or services promised in the customer arrangement and then consider the guidance in ASC 606, Revenue from Contracts with Customers, to evaluate whether goods and services are capable of being distinct and are considered distinct within the customer arrangement. To determine whether promised goods or services are separately identifiable (i.e., whether a promise to transfer a good or service is distinct in the context of the contract), we evaluate whether the contract is to deliver (1) multiple promised goods or services or (2) a combined item that comprises the individual goods or services promised in the contract. Substantially all revenue involving development and application engineering projects consists of a single performance obligation and is recognized at a point in time.

A majority of revenue recognized by the Company relates to contracts with the customers for standard or off-the-shelf products. As control typically transfers to the customer upon shipment of the product in these circumstances, revenue is generally recognized at that point in time. Revenue recognition and billing typically occur simultaneously for contracts recognized at a point in time. Therefore, we do not have material revenues in excess of customer billings or billings to customers in excess of recognized revenues. Refer to Note 6, “Revenue”, and Note 15, “Accrued Liabilities”, for additional information on the Company’s contract liability balances.

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

Research and Development Expense

Research and development costs of $88.8 million, $68.6 million and $61.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

Interest Expense, Net

Interest expense, net includes interest income of $1.0 million, $3.2 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, primarily associated with interest bearing deposits of certain foreign subsidiaries.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s Cash and cash equivalents and Restricted cash:

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$719,370	$97,068
Restricted cash	—	4,001
Total cash and cash equivalents and restricted cash	$719,370	$101,069

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

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost or net realizable value. Cost is determined under various methods including average cost, last-in, first-out (“LIFO”) and first-in, first-out, but predominantly first-in, first-out. The value of inventory stated using the LIFO method as of December 31, 2021 and 2020 was $142.4 million and $105.1 million, respectively. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records a charge to Cost of sales for any amounts required to reduce the carrying value of inventories to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment, net is stated at historical cost, which includes the fair values of such assets acquired through acquisitions. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset. The Company capitalizes surgical implant instruments that are provided free of charge to surgeons for use while implanting its surgical products and the related depreciation expense is recorded as a component of Selling, general and administrative expense.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Indefinite-lived intangible assets consist of certain trade names.

The Company evaluates the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. The annual impairment test date elected by the Company is the first day of its fourth quarter. Goodwill and indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its fair value. The Company currently has two reporting units: Medical Technology and Fabrication Technology.

In the evaluation of goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is more likely than not for a reporting unit’s fair value to be greater than its carrying value, a calculation of the fair value is not

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When a quantitative impairment test is needed, the Company measures fair value of reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include the weighted average cost of capital, revenue growth rates, long-term rate of growth, profitability of the business, tax rates, and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market approach model include identifying appropriate peer companies, market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

A qualitative annual impairment test of Goodwill for the Fabrication Technology reporting unit was performed for the years ended December 31, 2021 and 2019, while a quantitative assessment was performed for the year ended December 31, 2020, all of which indicated no impairment existed. A quantitative annual impairment test of Goodwill for the Medical Technology reporting unit was performed for the years ended December 31, 2021 and 2020, while a qualitative assessment was performed for the year ended December 31, 2019, all of which indicated no impairment existed.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated. Quantitative impairment tests were performed for all the indefinite-lived trade name brands in the Fabrication Technology segment for the year ended December 31, 2021 and 2020 while a combination of quantitative impairment tests and qualitative assessments were performed for the year ended December 31, 2019, all of which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. A portion of the Company’s acquired customer relationships is being amortized on an accelerated basis over periods ranging from ten to thirty years based on the present value of the future cash flows expected to be generated from the acquired customers. All other intangible assets are being amortized on a straight-line basis over their estimated useful lives, generally ranging from three to twenty years.

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

The Company recorded asset impairment losses related to facility closures totaling $1.3 million, $3.5 million and $4.2 million during the years ended December 31, 2021, 2020 and 2019, respectively, as a component of Restructuring and other related charges in the Consolidated Statements of Operations. The aggregate carrying value of these assets subsequent to impairment was $8.3 million, $62.5 million and $44.6 million as of December 31, 2021, 2020 and 2019, respectively.

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

The activity in the Company’s warranty liability, which is included in Accrued liabilities in the Company’s Consolidated Balance Sheets, consisted of the following:

	Year Ended December 31,
	2021	2020
	(In thousands)
Warranty liability, beginning of period	$15,543	$15,528
Accrued warranty expense	8,810	7,253
Changes in estimates related to pre-existing warranties	2,416	1,849
Cost of warranty service work performed	(10,857)	(9,708)
Acquisition-related liability	1,830	300
Foreign exchange translation effect	(285)	321
Warranty liability, end of period	$17,457	$15,543

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

During the year ended December 31, 2021, the Company recognized net foreign currency transaction gain of $0.4 million in Interest expense, net and net foreign currency transaction loss of $4.2 million in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2020, the Company recognized net foreign currency transaction gain of $2.8 million in Interest expense, net and net foreign currency transaction loss of $2.4 million in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2019, the Company recognized net foreign currency transaction gain of $0.5 million in Interest expense, net and net foreign currency transaction loss of $0.7 million in Selling, general and administrative expense in the Consolidated Statements of Operations.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Further, the carrying value of debt is reduced by an original issue discount, which is accreted to Interest expense, net using the effective interest method over the term of the related obligation. As of December 31, 2021, $5.2 million and $7.1 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. As of December 31, 2020, $7.0 million and $15.6 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. See Note 13, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations, including certain items within Note 6, “Revenue” and Note 11, “Inventories, Net”.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Recently Issued Accounting Pronouncements

Accounting Guidance Implemented in 2021

Standards Adopted	Description	Effective Date
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.	January 1, 2021
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of accounting for income taxes. The Company adopted this ASU as of January 1, 2021 on a prospective basis, and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.	January 1, 2021

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Discontinued Operations

Sale of Air and Gas Handling Business

As discussed previously in Note 1, “Organization and Nature of Operations,” the Company sold its Air and Gas Handling business on September 30, 2019. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect the Air and Gas Handling business as a discontinued operation. The total consideration for the sale was $1.8 billion, including $1.67 billion in cash paid at closing and the assumption of certain liabilities and minority interests by the purchaser. Based on the purchase price and the carrying value of the net assets sold, the Company recorded an impairment loss of $481 million in the second quarter of 2019, which is included in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations. The impairment loss included a $449 million goodwill impairment charge and a $32 million valuation allowance charge on assets held for sale relating to the initial estimated cost to sell the business. An accumulated other comprehensive loss of approximately $350 million associated with the Air and Gas Handling business was included in the determination of the goodwill impairment charge, which is mostly attributable to the recognition of cumulative foreign currency translation effects from the long-term strengthening of the U.S. Dollar. The Company recorded a pre-tax gain on disposal of $14.2 million which is included in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations.

In connection with the purchase agreement, the Company entered into various agreements to provide a framework for its relationships after the disposition, including a transition services agreement. The transition services under the above agreements have been completed and were not material to the Company’s results of operations.

The key components of Loss from discontinued operations, net of taxes related to the Air and Gas Handling business for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net sales	$—	$—	$998,793
Cost of sales	—	—	689,004
Selling, general and administrative expense	—	—	194,589
Restructuring and other related charges	—	—	13,354
Goodwill impairment charge	—	—	449,000
Divestiture-related expense(1)	9,121	9,040	48,640
Operating loss	(9,121)	(9,040)	(395,794)
Interest expense(2)	—	—	47,553
Pension settlement loss	—	—	43,774
Gain on disposal	—	—	14,233
Loss from discontinued operations before income taxes	(9,121)	(9,040)	(472,888)
Income tax (benefit) expense(3)	(2,919)	(238)	44,062
Loss from discontinued operations, net of taxes(4)	$(6,202)	$(8,802)	$(516,950)
(1) For the year ended December 31, 2021, Divestiture-related expenses are primarily related to a settlement executed in the first quarter of 2021. For the years ended December 31, 2020 and 2019, Divestiture-related expenses are primarily related to professional, consulting, and legal fees associated with the divestiture including seller due diligence and preparation of regulatory filings, as well as other disposition-related activities.
(2) During the year ended December 31, 2019, the Company reclassified the portion of its interest expense associated with the mandatory pay down of the Term Loan Facilities using net proceeds from the sale of the business.
(3) Income tax expense for the year ended December 31, 2019 is largely due to nondeductible items that do not provide a tax benefit on the loss.
(4) Loss from discontinued operations, net of taxes on the Statements of Operations also includes the results from retained asbestos-related contingencies attributable to the divested fluid handling business as discussed in the Asbestos Contingencies section below.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income attributable to noncontrolling interest related to the Air and Gas Handling business, net of taxes was $5.9 million for the year ended December 31, 2019. This amount is presented within Income attributable to noncontrolling interest, net of taxes on the Consolidated Statements of Operations.

Cash used in operating activities related to the discontinued operations of the divested Air and Gas Handling business for the years ended December 31, 2021, 2020 and 2019 was $9.1 million, $9.4 million and $18.1 million, respectively. Cash used in investing activities related to the discontinued operations of the divested Air and Gas Handling business was $27.5 million for the year ended December 31, 2019.

Asbestos Contingencies

As a result of previous divestitures, the Company retained certain asbestos-related contingencies and insurance coverages. Loss from discontinued operations, net of taxes on the Statements of Operations for the years ended December 31, 2021, 2020 and 2019 includes a loss from retained asbestos-related contingencies of $16.2 million, $9.5 million, and $19.0 million, respectively. Net cash inflows related to asbestos claims of divested businesses were $0.3 million for the year ended December 31, 2021. Net cash outflows were $2.2 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively. See Note 18, “Commitments and Contingencies” for further information.

5. Acquisitions

2021 Acquisitions

The Company completed one acquisition in its Fabrication Technology segment and five acquisitions in its Medical Technology segment in 2021, for net cash consideration of $206.5 million and equity consideration of $285.7 million. The acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date. The Consolidated Balance Sheet as of December 31, 2021 reflects our estimates of fair value and are subject to adjustment for certain of the acquisitions as discussed below. The estimated proforma annual revenues of the acquisitions in the year ended December 31, 2021 are approximately 5% of Colfax consolidated revenues. The Company also made three investments during the year ended December 31, 2021 for a total of $16.8 million. These investments are carried at cost as they do not have a readily determinable fair value.

On January 19, 2021, the Medical Technology segment acquired Trilliant Surgical (“Trilliant”), a national provider of foot and ankle orthopedic implants. The product technologies of Trilliant support the Medical Technology segment’s focused expansion into the adjacent foot and ankle market. Trilliant has a broad product portfolio that covers the full universe of foot reconstructive and fixation procedures, and includes the novel Arsenal Foot Plating System, designed for greater flexibility and speed of implant placement. On April 23, 2021, the Medical Technology segment acquired MedShape, Inc. (“MedShape”), a provider of innovative surgical solutions for foot and ankle surgeons using its patented superelastic nickel titanium (NiTiNOL) and shape memory polymer technologies. The acquisition further expands the Company’s foot and ankle platform. These two acquisitions were completed for total consideration, net of cash received, of $204.1 million, subject to certain adjustments. Net working capital and intangible assets acquired represent 7.3% and 36.5% of the total consideration exchanged for these two acquisitions, respectively, with the residual amount primarily attributable to Goodwill. The Goodwill acquired in the Trilliant acquisition of $30 million is deductible for income tax purposes. Expected synergies between Trilliant, MedShape, and DJO through this portfolio of foot and ankle products and cross-selling to existing and acquired customers are primary drivers of the acquired Goodwill. The estimated pro-forma revenues of the Trilliant and MedShape acquisitions are approximately 1% of Colfax’s consolidated revenues. The purchase accounting related to the Trilliant and MedShape acquisitions has been completed.

On July 28, 2021, the Medical Technology segment acquired Mathys AG Bettlach (“Mathys”) for total acquisition equity consideration of $285.7 million of Colfax Common stock, which included cash acquired of $14.7 million. Mathys, a Switzerland-based company, develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine. The acquisition expands the Medical Technology segment’s reconstructive product portfolio with Mathys’ complimentary surgical solutions and broadens its international customer base.

The following table summarizes the Company’s best estimate of the aggregate fair value of assets acquired and liabilities assumed at the date of the Mathys acquisition. These amounts, including inventories, deferred taxes, intangibles assets, useful lives of the intangible assets and property, plant and equipment, are determined based upon certain valuations and studies that

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have yet to be finalized. Accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analysis are completed, which could be material. None of the Goodwill recognized is expected to be deductible for income tax purposes. Goodwill recognized for the Mathys acquisition is primarily attributable to synergies from cross-selling DJO products with the acquired customers and cost savings through supply chain management.

July 28, 2021
(In thousands)
Trade receivables	$19,578
Inventories	81,012
Property, plant and equipment	62,925
Other assets	16,822
Goodwill	82,605
Intangible assets	106,000
Accounts payable	(4,808)
Accrued and other current liabilities	(33,254)
Non-current deferred tax liabilities	(30,022)
Non-current pension liabilities	(25,536)
Other liabilities	(4,327)
Consideration, net of cash acquired	$270,995

The following table summarizes Intangible assets acquired, excluding Goodwill, as of July 28, 2021:

	Intangible	Amortization
	Asset	Period
	(In thousands)	(Years)

Acquired technology	$54,000	12
Customer relationships	34,000	16
Trademarks	18,000	20
Intangible assets	$106,000

2020 Acquisitions

Our Medical Technology segment completed five acquisitions in 2020 for total consideration, net of cash received, of $67.5 million. Total Goodwill acquired through the acquisitions was $21.4 million, of which $15.9 million is expected to be deductible for income tax purposes.

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

DJO Acquisition in 2019

The Medical Technology segment platform at Colfax was established on February 22, 2019 when Colfax completed the acquisition of DJO. The Company paid an aggregate net purchase price of $3.15 billion. The Company incurred $2.8 million and $60.8 million of advisory, legal, audit, valuation and other professional service fees in connection with the DJO acquisition in the years ended December 31, 2020 and 2019, respectively which are included in Selling, general and administrative expense in the Consolidated Statements of Operations. During the first quarter of 2020, as part of the fair value adjustments to the assets and liabilities acquired, the Company increased the valuation allowance on U.S. deferred taxes, presented net within Other

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, by $51.4 million as of the acquisition date, with a corresponding increase to Goodwill. The accounting related to the DJO acquisition was finalized as of the end of the first quarter of 2020.

The following unaudited proforma financial information presents Colfax’s consolidated financial information for the years ended December 31, 2020 and 2019 assuming the acquisition had taken place on January 1, 2019. These amounts are presented in accordance with U.S. GAAP, consistent with the Company’s accounting policies.

	Year Ended December 31,
	2020	2019
	(In thousands)
Net sales	$3,070,769	$3,496,624
Net income from continuing operations attributable to Colfax Corporation	68,039	105,491

For the years ended December 31, 2021, 2020, and 2019, Net sales associated with acquisitions consummated during each period were $96.0 million, $7.1 million, and $1,080.4 million, respectively. 2021 Net loss attributable to current year acquisitions was $17.7 million, which includes $18.6 million amortization expense for inventory fair value adjustments and acquired intangible assets. Net Income attributable to Colfax Corporation common shareholders associated with acquisitions consummated during the year ended December 31, 2020 was not material. Net Income attributable to Colfax Corporation common shareholders associated with the DJO acquisition consummated during the year ended December 31, 2019 was $57.3 million.

6. Revenue

The Company’s Fabrication Technology segment develops, manufactures and supplies consumable welding and cutting products and equipment as well as gas control equipment. The segment provides a wide range of products with innovative technologies to solve challenges in a range of industries, including cutting, joining and automated welding. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company further disaggregates its Fabrication Technology revenue into the following product groups:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Equipment	$758,267	$607,504	$703,024
Consumables	1,669,848	1,342,565	1,544,002
Total	$2,428,115	$1,950,069	$2,247,026

The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2021	2020(2)	2019(1)(2)
	(In thousands)
Prevention & Recovery	$1,026,029	$863,150	$845,890
Reconstructive	400,159	257,550	234,542
Total	$1,426,188	$1,120,700	$1,080,432
(1) For the year ended December 31, 2019, the Medical Technology segment includes results from the acquisition date of February 22, 2019.
(2) For the years presented, the Prevention & Recovery product group includes bone growth stimulation products, which were previously classified as part of the Reconstructive product group.

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of December 31, 2021 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2021, 2020 and 2019, total contract liabilities were $31.5 million, $36.6 million and $14.8 million, respectively. Contract liabilities are included in Accrued liabilities on the Company’s Consolidated Balance Sheets. During the years ended December 31, 2021 and 2020, revenue recognized that was included in the contract liability balance at the beginning of the year was $29.3 million and $14.8 million, respectively. The contract liabilities as of December 31, 2021 and December 31, 2020 included $4.9 million and $11.8 million, respectively, of certain one-time advance payments in the Medical Technology business.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2021
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$37,666	$2,546	$(6,680)	$(1,031)	$32,501

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except share and per share data)
Computation of Net income per share from continuing operations - basic:
Net income from continuing operations attributable to Colfax Corporation (1)	$94,072	$60,936	$14,245
Weighted-average shares of Common stock outstanding – basic	153,423,632	136,766,124	135,716,944
Net income per share from continuing operations – basic	$0.61	$0.45	$0.10

Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Colfax Corporation (1)	$94,072	$60,936	$14,245
Weighted-average shares of Common stock outstanding – basic	153,423,632	136,766,124	135,716,944
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	2,118,509	2,144,304	949,942
Weighted-average shares of Common stock outstanding – diluted	155,542,141	138,910,428	136,666,886
Net income per share from continuing operations – diluted	$0.60	$0.44	$0.10
(1) Net income from continuing operations attributable to Colfax Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes, of $4.6 million, $3.1 million, and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

For all periods presented, the weighted-average shares of Common stock outstanding - basic includes the impact of 18.4 million shares related to the issuance of Colfax’s tangible equity units. During the year ended December 31, 2021, conversions of the Company’s tangible equity units resulted in the issuance of approximately 13.3 million shares of Colfax common stock. All issuances of Colfax common stock related to the tangible equity units were converted at the minimum settlement rate of 4.0000 shares of common stock for each purchase contract as a result of the Company’s share price. For the year ended December 31, 2020, the weighted-average shares of Common stock outstanding - diluted includes the impact of an additional 0.9 million potentially issuable dilutive shares related to Colfax’s tangible equity units as a result of the Company’s share price in March 2020. See Note 14, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2021, 2020 and 2019 excludes 0.8 million, 4.2 million and 4.3 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

Income from continuing operations before income taxes and Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income from continuing operations before income taxes:
Domestic operations	$(136,718)	$(156,675)	$(129,182)
Foreign operations	302,106	214,704	179,675
	$165,388	$58,029	$50,493
Income tax expense (benefit):
Current:
Federal	$5,714	$(39,376)	$811
State	4,330	1,454	6,712
Foreign	81,509	56,076	56,477
	$91,553	$18,154	$64,000
Deferred:
Domestic operations	$(13,894)	$3,641	$(24,151)
Foreign operations	(10,964)	(27,848)	(8,219)
	(24,858)	(24,207)	(32,370)
	$66,695	$(6,053)	$31,630

See Note 4, “Discontinued Operations” for the loss from discontinued operations and related income taxes.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code which included how the U.S. imposes income tax on multinational corporations. In 2020 the Company timely filed changes to U.S. federal tax returns to credit rather than to deduct foreign taxes and reduced its transition tax by $6.8 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Income tax expense (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$34,732	$12,186	$10,677
State taxes	1,720	(2,196)	(5,358)
Effect of tax rates on international operations	(6,113)	(18,577)	(14,115)
Change in enacted international tax rates	(12,104)	(1,023)	(2,843)
Changes in valuation allowance	(25,461)	(24,149)	11,196
Changes in tax reserves	331	1,394	1,119
Tax Act - mandatory repatriation taxes	—	(6,766)	—
Research and development tax credits	—	(1,649)	(4,029)
Foreign tax credits	(15,265)	(12,197)	(15,299)
Net items not deductible in an international jurisdiction	12,870	5,365	10,060
SubPart F and GILTI	50,522	27,797	29,407
U.S. Deal Costs and other non-deductibles	459	38	5,556
Withholding taxes	11,129	8,570	4,545
Non-deductible employee compensation	3,016	6,619	714
Capital gains	12,052	—	—
Other	(1,193)	(1,465)	—
Income tax expense (benefit)	$66,695	$(6,053)	$31,630

The valuation allowance benefit reflected above is predominately the utilization of net operating losses in the current period. Certain movements of valuation allowance, particularly related to repatriation taxes, foreign tax credits, SubPart F and GILTI, and withholding taxes have been aggregated with that particular line item within the rate reconciliation.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$5,418	$11,617
Expenses currently not deductible	170,939	147,636
Net operating loss carryforward	286,047	308,965
Tax credit carryforward	32,803	33,674
Depreciation and amortization	15,503	6,433
Inventory	3,061	—
Other	73,040	42,881
Valuation allowance	(193,532)	(203,341)
Deferred tax assets, net	$393,279	$347,865
Deferred tax liabilities:
Depreciation and amortization	$(402,899)	$(403,704)
Inventory	—	(1,559)
Outside basis differences and other	(119,452)	(78,012)
Total deferred tax liabilities	$(522,351)	$(483,275)
Total deferred tax liabilities, net	$(129,072)	$(135,410)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2021, the valuation allowance decreased from $203.3 million to $193.5 million with a net decrease of $10.3 million recognized in Income tax expense (benefit), $1.3 million increase attributed to acquisitions, and a $0.8 million decrease related to changes in foreign currency rates. Consideration was given to tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $462.7 million expiring in years 2022 through 2037 and $102.2 million that may be carried forward indefinitely. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. As of December 31, 2021, the Company also has $528.1 million foreign net operating loss carryforwards primarily in Brazil, Germany, Sweden, and the United Kingdom that may be subject to local tax limitations including changes in ownership. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than five percent of the available net operating losses.

The Company has U.S. foreign tax and R&D tax credits that may be used to offset U.S. tax in previous or future tax periods subject to Section 382 and other federal provisions. The Company’s $22.5 million foreign tax credit can be carried back one year and can be carried forward to tax years through 2026-2030. The Company’s $16.6 million R&D credit can be carried back one year and can be carried forward to tax years through 2022-2041.

For the year ended December 31, 2021, all undistributed earnings of the Company’s foreign subsidiaries, which are indefinitely reinvested outside the U.S., were provisionally estimated to be $189.2 million. The Company has assessed a total deferred tax liability of $0.2 million as of December 31, 2021 on such earnings that have not been indefinitely reinvested. This is a decrease of $1.7 million as compared to the deferred tax liability as of December 31, 2020.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records a liability for unrecognized income tax benefits for the amount of benefit included in its previously filed income tax returns and in its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated Financial Statements for income tax positions for which it is not more likely than not to be sustained upon examination by the respective taxing authority. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (inclusive of associated interest and penalties):

(In thousands)
Balance, January 1, 2019	$37,621
Acquisitions and divestitures	18,248
Addition for tax positions taken in prior periods	1,441
Addition for tax positions taken in the current period	2,054
Reductions related to settlements with taxing authorities	(118)
Reductions resulting from a lapse of applicable statute of limitations	(3,643)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(123)
Balance, December 31, 2019	55,480
Addition for tax positions taken in prior periods	5,911
Addition for tax positions taken in the current period	1,980
Reductions related to settlements with taxing authorities	—
Reductions resulting from a lapse of applicable statute of limitations	(5,689)
Other, including the impact of foreign currency translation and U.S. tax rate changes	332
Balance, December 31, 2020	58,014
Acquisitions and divestitures	4,450
Addition for tax positions taken in prior periods	228
Addition for tax positions taken in the current period	3,653
Reductions related to settlements with taxing authorities	(425)
Reductions resulting from a lapse of applicable statute of limitations	(3,239)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(734)
Balance, December 31, 2021	$61,947

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Brazil, Germany, Italy, Indonesia, Sweden, Switzerland, the United States and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2009 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2015.

The Company’s total unrecognized tax benefits were $61.9 million and $58.0 million as of December 31, 2021 and 2020, respectively, inclusive of $7.5 million and $6.9 million, respectively, of interest and penalties. The Company records interest and penalties on uncertain tax positions as a component of Income tax expense (benefit), which was $0.6 million, $0.7 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $3.7 million.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2021 and 2020:

	Medical Technology	Fabrication Technology	Total
	(In thousands)
Balance, January 1, 2020	$1,672,921	$1,529,596	$3,202,517
Goodwill attributable to acquisitions(1)	72,815	—	72,815
Impact of foreign currency translation	15,574	23,635	39,209
Balance, December 31, 2020	1,761,310	1,553,231	3,314,541
Goodwill attributable to acquisitions(1)	190,081	4,159	194,240
Impact of foreign currency translation	(17,089)	(24,397)	(41,486)
Balance, December 31, 2021	$1,934,302	$1,532,993	$3,467,295
(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5, “Acquisitions”.

See Note 4, “Discontinued Operations” for discussion of the impairment on the Air and Gas Handling business recorded in 2019 as part of the divestiture, which is presented within Loss from discontinued operations, net of taxes on the Consolidated Statements of Operations.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Indefinite-Lived Intangible Assets
Trade names	$199,484	$—	$212,048	$—
Definite-Lived Intangible Assets
Acquired customer relationships	981,373	(343,995)	952,007	(266,347)
Acquired technology	575,728	(140,597)	455,738	(99,748)
Acquired trade names	421,636	(62,686)	404,076	(41,960)
Software	140,933	(101,339)	129,852	(90,196)
Other intangible assets	24,499	(19,574)	24,511	(16,535)
	$2,343,653	$(668,191)	$2,178,232	$(514,786)

Amortization expense related to intangible assets of $167.7 million, $158.4 million, and $135.8 million are included in the Selling, general, and administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, respectively.

See Note 2, “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Amortization Expense

The Company’s expected annual amortization expense for intangible assets for the next five years is as follows:

December 31, 2021
(In thousands)
2022	$167,082
2023	161,281
2024	154,543
2025	153,027
2026	137,803

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2021	2020
	(In years)	(In thousands)
Land	n/a	$22,104	$23,821
Buildings and improvements	5-40	206,004	205,397
Machinery and equipment	3-15	687,415	570,411
		915,523	799,629
Accumulated depreciation		(394,132)	(312,669)
		$521,391	$486,960

Depreciation expense for the years ended December 31, 2021, 2020 and 2019, was $93.7 million, $85.5 million and $76.1 million, respectively. Impairment of fixed assets recorded for the years ended December 31, 2021, 2020 and 2019 was $1.5 million, $2.1 million and $0.5 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2021	2020(1)
	(In thousands)
Raw materials	$215,200	$165,482
Work in process	69,101	40,517
Finished goods	567,281	412,817
	851,582	618,816
LIFO reserve	1,129	13,851
Less: allowance for excess, slow-moving and obsolete inventory	(76,416)	(67,845)
	$776,295	$564,822
(1) Certain immaterial classification adjustments were made to enhance conformity with the current year presentation.

The valuation of LIFO inventories is made at the end of the year based on inventory levels and costs at that time. At December 31, 2021 and 2020, approximately 18.3% and 18.6% of total inventories, respectively, were valued using the LIFO method.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

December 31, 2021
(In thousands)
Future lease payments by year:
2022	$45,720
2023	38,633
2024	26,758
2025	18,831
2026	16,489
Thereafter	67,904
Total	214,335
Less: present value discount	(26,606)
Present value of lease liabilities	$187,729

Weighted-average remaining lease term (in years):
Operating leases	8.3
Weighted-average discount rate:
Operating leases	3.6%

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2021, 2020 and 2019, the Company’s net rental expense related to operating leases was $43.9 million, $38.0 million and $34.3 million, respectively.

13. Debt

Long-term debt consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Term loan	$782,435	$781,557
Euro senior notes	395,552	425,045
TEU amortizing notes	6,501	31,251
2024 and 2026 notes	297,906	991,319
Revolving credit facilities and other	604,599	2,071
Total debt	2,086,993	2,231,243
Less: current portion	(8,314)	(27,074)
Long-term debt	$2,078,679	$2,204,169

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Term Loan”), each with a maturity date of December 6, 2024. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Facility.

The Credit Facility contains customary covenants limiting the ability of Colfax and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contains financial covenants requiring Colfax to maintain (subject to certain exceptions) (i) a maximum total leverage ratio, calculated as the ratio of Consolidated Net Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) of 4.25:1.00 for the quarters ending December 31, 2021 and March 31, 2022, 4.00:1.00 for the quarters ending June 30, 2022 and September 30, 2022, and 3.50:1.00 as of December 31, 2022 and for each fiscal quarter ending thereafter, and (ii) a minimum interest coverage ratio of 3.00:1.00 for the quarter ending September 30, 2021 and thereafter. The Credit Facility also includes a “springing” collateral provision (based upon the Gross Leverage Ratio as defined in the Amendment to the Credit Facility) which requires the obligations under the Amendment to the Credit Facility to be secured by substantially all personal property of Colfax and its U.S. subsidiaries and the equity of its first tier foreign subsidiaries, subject to customary exceptions, in the event Colfax’s Gross Leverage Ratio under the Credit Facility is greater than 5.00:1.00 as of the last day of any fiscal quarter. The Credit Facility contains various events of default (including failure to comply with the covenants under the Credit Facility and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan Facilities and the Revolver. As of December 31, 2021, the Company was in compliance with the covenants under the Credit Facility.

As of December 31, 2021, the weighted-average interest rate of borrowings under the Credit Facility was 1.59%, excluding accretion of original issue discount and deferred financing fees, and there was $375 million undrawn capacity available on the Revolver.

The Company has $7.8 million in deferred financing fees recorded in conjunction with the Credit Facility as of December 31, 2021, which is being accreted to Interest expense, net primarily using the effective interest method over the life of the facility.

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

Tangible Equity Unit (“TEU”) Amortizing Notes

On January 11, 2019, the Company issued $460 million in TEUs with a 5.75% interest rate, comprised of 4.6 million units at the stated amount of $100 per unit. Total cash of $447.7 million was received upon closing, comprised of $377.8 million TEU prepaid stock purchase contracts and $69.9 million of TEU amortizing notes due January 2022. The proceeds were used to finance a portion of the purchase price for the DJO acquisition and for general corporate purposes. Refer to Note 14, “Equity” for additional information on the TEU prepaid stock purchase contracts.

Each TEU amortizing note had an initial principal amount of $15.6099, bearing interest at a rate of 6.50% per annum, and had equal quarterly cash installments of $1.4375 per TEU amortizing note with a final installment payment date of January 15, 2022. The quarterly cash installment constituted a payment of interest and a partial repayment of principal. The company paid $25.0 million, $23.4 million, and $16.9 million of principal on the TEU amortizing notes in the years ended December 31, 2021, 2020, and 2019, respectively.

Subsequent to December 31, 2021, all of the remaining TEU prepaid stock purchase contracts were converted to shares of common stock and the final quarterly cash installment on the TEU Amortizing Notes was paid.

2024 Notes and 2026 Notes

On February 5, 2019, two tranches of senior notes with aggregate principal amounts of $600 million (the “2024 Notes”) and $400 million (the “2026 Notes”) were issued to finance a portion of the purchase price for the DJO acquisition. The 2024 Notes were due on February 15, 2024 and had an interest rate of 6.0%. The 2026 Notes are due on February 15, 2026 and have an interest rate of 6.375%. The 2026 Notes are guaranteed by certain domestic subsidiaries of the Company.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 24, 2021, the Company used the proceeds from its March 2021 equity offering to redeem all $600 million outstanding principal of its 2024 Notes and $100 million of the outstanding principal of its 2026 Notes for $724.4 million. The 2024 Notes were redeemed at a redemption price of 103.000% of their principal amount and the 2026 Notes were redeemed at a redemption price of 106.375% of their principal amount, plus, in each case, accrued and unpaid interest through the date of redemption. In the second quarter of 2021, a net loss on the early extinguishment of debt of $29.9 million was recorded and included $24.4 million of call premium on the retired debt.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $169.0 million. As of December 31, 2021, there were no outstanding borrowings under these facilities.

The Company is party to letter of credit facilities with an aggregate capacity of $277.3 million. Total letters of credit of $36.0 million were outstanding as of December 31, 2021.

Deferred Financing Fees

In total, the Company had deferred financing fees of $12.3 million included in its Consolidated Balance Sheet as of December 31, 2021, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements.

Contractual Maturities

The contractual maturities of the Company’s debt are as follows:

December 31, 2021
(In thousands)
2022	$8,314
2023	2,792
2024	1,385,000
2025	398,016
2026	300,000
Thereafter	—
Total contractual maturities	2,094,122
Debt discount	(7,129)
Total debt	$2,086,993

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Equity

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

During the year ended December 31, 2018, the Company repurchased 6,449,425 shares of our Common stock in open market transactions for $200 million. Since 2018, there have been no repurchases made under this program. As of December 31, 2021, the remaining stock repurchase authorization by the Company’s Board of Directors was $100 million. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019. All amounts are net of tax and noncontrolling interest, if any.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2019	$(71,494)	$(752,989)	$44,306	$(780,177)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(27,931)	—	—	(27,931)
Foreign currency translation adjustment	(404)	(78,468)	(65)	(78,937)
Divestiture-related AOCI write-off	—	400,143	—	400,143
Gain on long-term intra-entity foreign currency transactions	—	29,385	—	29,385
Gain on net investment hedges	—	—	6,215	6,215
Unrealized gain on cash flow hedges	—	—	156	156
Other comprehensive income (loss) before reclassifications	(28,335)	351,060	6,306	329,031
Amounts reclassified from Accumulated other comprehensive loss(1)	2,629	—	—	2,629
Net Other comprehensive income (loss)	(25,706)	351,060	6,306	331,660
Noncontrolling interest share repurchase	—	(19,960)	—	(19,960)
Cumulative effect of accounting change	(9,300)	—	(6,068)	(15,368)
Balance at December 31, 2019	(106,500)	(421,889)	44,544	(483,845)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(8,169)	—	—	(8,169)
Foreign currency translation adjustment	(1,849)	57,623	3,378	59,152
Gain on long-term intra-entity foreign currency transactions	—	3,289	—	3,289
Loss on net investment hedges	—	—	(26,268)	(26,268)
Other comprehensive income (loss) before reclassifications	(10,018)	60,912	(22,890)	28,004
Amounts reclassified from Accumulated other comprehensive loss(1)	3,735	—	—	3,735
Net Other comprehensive income (loss)	(6,283)	60,912	(22,890)	31,739
Balance at December 31, 2020	(112,783)	(360,977)	21,654	(452,106)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	20,866	—	—	20,866
Foreign currency translation adjustment	1,339	(146,409)	(230)	(145,300)
Gain on long-term intra-entity foreign currency transactions	—	32,261	—	32,261
Gain on net investment hedges	—	—	23,247	23,247
Other comprehensive income (loss) before reclassifications:	22,205	(114,148)	23,017	(68,926)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,019	—	—	5,019
Net Other comprehensive income (loss)	27,224	(114,148)	23,017	(63,907)
Balance at December 31, 2021	$(85,559)	$(475,125)	$44,671	$(516,013)
(1) Included in the computation of net periodic benefit cost. See Note 16, “Defined Benefit Plans” for additional details.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2021, 2020 and 2019, Noncontrolling interest decreased by $1.3 million, $2.6 million, and $107.6 million, respectively, as a result of Other comprehensive income, primarily due to the Howden sale and foreign currency translation adjustment.

Share-Based Payments

On May 21, 2020, the shareholders of the Company approved the Colfax Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”) which replaced the Colfax Corporation 2016 Omnibus Incentive Plan dated May 13, 2016 (the “2016 Plan”). Upon the approval of the 2020 Plan, no additional ordinary shares were to be granted under the previously approved plans. All awards previously granted and outstanding under the prior plans remain subject to the terms of those prior plans. The 2020 Plan provides the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) discretion in creating employee equity incentives. Awards under the 2020 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based stock, performance-based stock units, dividend equivalents, and other stock-based awards.

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued, net of an estimated forfeiture rate. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations, as payroll costs of the employees receiving the awards are recorded in the same line item.

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Stock-based compensation expense	$35,350	$28,911	$21,960
Deferred tax benefit	2,658	1,804	1,280

As of December 31, 2021, the Company had $45.7 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 0.9 years. The intrinsic value of awards exercised or issued upon vesting was $48.6 million, $11.5 million, and $11.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

	Year Ended December 31,
	2021	2020	2019
Expected period that options will be outstanding (in years)	4.50	4.62	4.56
Interest rate (based on U.S. Treasury yields at the time of grant)	0.61%	1.09%	2.46%
Volatility	43.10%	37.76%	34.51%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$16.25	$11.81	$8.80

During the years ended December 31, 2021, 2020 and 2019, expected volatility was estimated based on the historical volatility of the Company’s stock price. The Company considers historical data to estimate employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation purposes. The Company has elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1 (In thousands)
Outstanding at January 1, 2021	4,599,067	$33.92
Granted	563,394	44.96
Exercised	(1,211,875)	28.78
Forfeited and expired	(289,940)	57.24
Outstanding at December 31, 2021	3,660,646	35.47	3.47	$38,420
Vested or expected to vest at December 31, 2021	3,620,213	35.41	3.44	$38,246
Exercisable at December 31, 2021	2,456,142	34.42	2.57	$28,361
(1) The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $21.4 million, $1.1 million and $2.0 million, respectively. The fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $9.0 million, $11.9 million and $10.9 million, respectively.

Restricted Stock Units

Under the 2020 Plan, the Compensation Committee may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting service conditions and various performance goals.

During the years ended December 31, 2021, 2020 and 2019, the Company granted certain employees PRSUs, the vesting of which is fully based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals the respective performance periods.

During the year ended December 31, 2018, PRSUs were awarded under the 2016 Plan based upon two discrete measures: a profit performance metric and relative TSR. The profit performance metric, which accounts for 50% of the PRSU award upon issuance, is measured upon the completion of a three-year performance period ending December 31, 2020. The remaining 50% of the PRSU award is tied exclusively to relative TSR performance, which will be measured against the three-year TSR of a custom index of companies. TSR relative to peers is considered a market condition under applicable authoritative guidance, while the profit performance metric is considered a performance condition. In the first quarter of 2021, it was determined that 200% of the profit performance metric was achieved and 78% of the relative TSR metric was achieved in accordance with the applicable criteria established by the Compensation Committee.

PRSUs with TSR conditions are valued at grant date using a binomial-lattice model (i.e., Monte Carlo simulation model), while PRSUs with a company-specific profit performance metric are valued at the market value of a share of Common stock on the date of grant taking into consideration the probability of achieving the specified performance goal. The Company estimates the ultimate payout of PRSUs with a profit performance metric and adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed. PRSUs with TSR conditions are recognized on a straight-line basis over the performance periods regardless of the performance condition achievement because the probability is factored into the valuation of the award. The related compensation expense for each of the awards is recognized, on a straight-line basis, over the vesting period.

Under the 2020 Plan, the Compensation Committee may also award non-performance-based restricted stock units (“RSUs”) to select executives, employees and outside directors, which typically vest three years after the date of grant. With limited exceptions, the employee must remain in service until the vesting date. The Compensation Committee determines the

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms and conditions of each award, including the restriction period and other criteria applicable to the awards. Directors may also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s Board of Directors.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2021	731,401	$35.12	827,512	$32.52
Granted	248,747	45.79	789,649	46.26
Vested	(193,784)	31.03	(426,099)	30.89
Forfeited and expired	(164,036)	28.41	(94,941)	39.16
Nonvested at December 31, 2021	622,328	42.43	1,096,121	42.47

The weighted-average grant-date fair value of PRSUs granted during the years ended December 31, 2020 and 2019 was $50.91 and $24.77, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020 and 2019 was $34.80 and $27.58, respectively.

The fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $18.3 million, $9.7 million and $10.9 million, respectively.

Tangible equity unit (“TEU”) offering

On January 11, 2019, we issued $460 million in TEUs with a 5.75% interest rate, comprised of 4.6 million units at $100 per unit. Total cash of $447.7 million was received upon closing. The proceeds from the issuance of the TEUs were allocated initially to equity and debt based on the relative fair value of the respective components of each TEU as follows:

	TEU prepaid stock purchase contracts	TEU amortizing notes	Total
	(In millions, except per unit amounts)
Fair value per unit	$84.39	$15.61	$100.00

Gross proceeds	$388.2	$71.8	$460.0
Less: Issuance costs	10.4	1.9	12.3
Net Proceeds	$377.8	$69.9	$447.7

The $377.8 million fair value of the prepaid stock purchase contracts was recorded in Additional paid-in capital and the fair value of the $69.9 million of TEU amortizing notes due January 2022 was initially recorded in debt in the Consolidated Balance Sheets. The Company deferred certain debt issuance costs associated with the debt component of the TEUs. These amounts offset the debt liability balance in the Consolidated Balance Sheets and are amortized over its term. Refer to Note 13, “Debt” for additional information on the TEU amortizing notes.

TEU prepaid stock purchase contracts

During the year ended December 31, 2021, 3.3 million TEU prepaid stock purchase contracts were settled at the holder’s option into approximately 13.3 million shares of Colfax common stock at a conversion rate of 4.0 shares per contact. For the remaining 1.3 million TEU purchase contracts as of December 31, 2021, based on the arithmetic average of the volume weighted price for the 20 consecutive trading days from December 17, 2021 through January 14, 2022 which was greater than the minimum settlement rate, the Company will deliver 4.0 shares of common stock per contract. Subsequent to December 31, 2021, the Company settled the remaining purchase contracts per the terms of the agreement and issued approximately 5.1 million shares of Colfax common stock in January 2022.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the 4.6 million TEU prepaid stock purchase contracts are mandatorily convertible into shares of Colfax common stock the 18.4 million shares are included in our net income per share calculations. See Note 7, “Net Income Per Share from Continuing Operations” for additional information.
Repurchase of noncontrolling interest shares

During 2019, the Company repurchased all of the noncontrolling interest shares of its South Africa consolidated subsidiary from existing shareholders under a general offer. As a part of the Air and Gas Handling business, this subsidiary was subsequently sold on September 30, 2019, and its results of operations are included in Loss from discontinued operations, net of taxes for the year ended December 31, 2019.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued compensation and related benefits	$142,203	$98,455
Accrued taxes	72,276	57,286
Accrued asbestos-related liability	30,572	41,626
Warranty liability - current portion	17,457	15,543
Accrued restructuring liability - current portion	10,221	7,889
Accrued third-party commissions	38,492	25,480
Customer advances and billings in excess of costs incurred	31,468	36,737
Lease liability - current portion	42,403	39,695
Accrued interest	11,065	27,153
Other	114,940	104,469
	$511,097	$454,333

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2021
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$5,336	$9,633	$(7,096)	$(55)	$7,818
Facility closure costs and other(2)	591	8,068	(8,351)	(17)	291
Subtotal	5,927	17,701	(15,447)	(72)	8,109
Non-cash charges(2)		1,253
Fabrication Technology total provisions		18,954

Medical Technology:
Termination benefits(1)	1,884	4,036	(3,441)	(9)	2,470
Facility closure costs and other(2)	297	4,627	(4,566)	—	358
Subtotal	2,181	8,663	(8,007)	(9)	2,828
Non-cash charges(2)		5,251
Medical Technology total provisions		13,914

Total	$8,108	26,364	$(23,454)	$(81)	$10,937
Non-cash charges(2)		6,504
Total Colfax provisions		$32,868
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines. Medical Technology segment charges include $5.2 million classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.
(3) As of December 31, 2021, all of the restructuring liability was included in Accrued liabilities. In the Accrued liabilities table above, $0.4 million and $0.3 million of the Company’s restructuring liability is included in Accrued compensation and related benefits and Other, respectively.

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
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure of facilities. Medical Technology segment charges include costs related to product and distribution channel transformations, facilities optimization, and integration charges, as well as $6.6 million classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.
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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$379,295	$361,146	$13,344	$13,057
Acquisitions(1)	101,312	—	—	—
Service cost	3,719	1,933	14	8
Interest cost	4,642	7,454	189	313
Plan amendment	911	95	—	—
Actuarial loss (gain)(2)	(11,171)	21,642	(650)	1,139
Foreign exchange effect	(6,569)	9,757	(7)	(3)
Benefits paid	(22,073)	(24,105)	(812)	(1,170)
Settlements	(847)	(418)	—	—
Other	5,848	1,791	—	—
Projected benefit obligation, end of year	$455,067	$379,295	$12,078	$13,344
Accumulated benefit obligation, end of year	$447,275	$375,267	$12,078	$13,344
Change in plan assets:
Fair value of plan assets, beginning of year	$267,254	$251,291	$—	$—
Acquisitions(1)	72,263	—	—	—
Actual return on plan assets	27,554	26,123	—	—
Employer contribution	6,531	9,830	812	1,170
Foreign exchange effect	(1,374)	2,806	—	—
Benefits paid	(22,073)	(24,105)	(812)	(1,170)
Settlements(3)	11,272	(418)	—	—
Other	5,393	1,727	—	—
Fair value of plan assets, end of year	$366,820	$267,254	$—	$—
Funded status, end of year	$(88,247)	$(112,041)	$(12,078)	$(13,344)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets	$7,733	$—	$—	$—
Current liabilities	(3,564)	(3,800)	(923)	(1,028)
Non-current liabilities	(92,416)	(108,241)	(11,155)	(12,316)
Total	$(88,247)	$(112,041)	$(12,078)	$(13,344)
(1) Acquisitions in the year ended December 31, 2021 relate to our acquisition of Mathys. See Note 5, “Acquisitions”, for further information.
(2) The reported actuarial gain in the year ended December 31, 2021 is primarily due to the increase in discount rates in most markets. The reported actuarial loss in the year ended December 31, 2020 is primarily due to the decrease in discount rates in most markets.
(3) Settlements includes $11.2 million classified as Pension settlement gain on the Company’s Consolidated Statements of Operations for the year ended December 31, 2021, when independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $171.4 million and $82.1 million, respectively, as of December 31, 2021 and $367.4 million and $259.1 million, respectively, as of December 31, 2020.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $185.0 million and $87.5 million, respectively, as of December 31, 2021 and $376.0 million and $263.9 million, respectively, as of December 31, 2020.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation increased by $77.3 million in the year ended December 31, 2021 compared to an increase of $18.1 million in the year ended December 31, 2020. In the year ended December 31, 2021, the single largest driver was an increase of $101.3 million from the Mathys acquisition. This was offset by benefits paid of $22.1 million, a foreign exchange gain of $6.6 million, and an actuarial gain of $11.2 million, of which approximately $7.8 million related to domestic pension plans and $3.4 million related to foreign pension plans.

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2021	2020
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$157,195	$144,739
Acquisitions(1)	101,312	—
Service cost	3,719	1,933
Interest cost	1,741	2,315
Plan amendments	911	95
Actuarial loss (gain)(2)	(3,449)	5,778
Foreign exchange effect	(6,569)	9,757
Benefits paid	(7,122)	(8,795)
Settlements	(847)	(418)
Other	5,848	1,791
Projected benefit obligation, end of year	$252,739	$157,195
Accumulated benefit obligation, end of year	$244,946	$153,167
Change in plan assets:
Fair value of plan assets, beginning of year	$73,114	$67,535
Acquisitions(1)	72,263	—
Actual return on plan assets	5,665	4,037
Employer contribution	6,350	6,222
Foreign exchange effect	(1,374)	2,806
Benefits paid	(7,122)	(8,795)
Settlements(3)	11,272	(418)
Other	5,393	1,727
Fair value of plan assets, end of year	$165,561	$73,114
Funded status, end of year	$(87,178)	$(84,081)
(1) Acquisitions in the year ended December 31, 2021 relate to our acquisition of Mathys. See Note 5, “Acquisitions”, for further information.
(2) The reported actuarial gain in the year ended December 31, 2021 is primarily due to the increase in discount rates in most markets. The reported actuarial loss in the year ended December 31, 2020 is primarily due to the decrease in discount rates in most markets.
(3) Settlements includes $11.2 million classified as Pension settlement gain on the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2022, related to plans as of December 31, 2021, are $8.6 million. The following benefit payments are expected to be paid during each respective fiscal year:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2022	$27,790	$12,308	$923
2023	27,505	12,359	858
2024	26,897	12,159	816
2025	27,139	21,817	810
2026	26,944	13,068	805
2027 - 2031	123,379	61,457	3,644

The Company’s primary investment objective for its pension plan assets is to provide a source of retirement income for the plans’ participants and beneficiaries. The assets are invested with the goal of preserving principal while providing a reasonable real rate of return over the long term. Diversification of assets is achieved through strategic allocations to various asset classes. Actual allocations to each asset class vary due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced as required, as frequently as on a quarterly basis in some instances. The plan assets are planned to have a higher allocation to fixed income to account for the improvement in funded status during 2021. The following are the actual and target allocation percentages for the Company’s pension plan assets:

	Actual Asset Allocation December 31,		Target
	2021	2020	Allocation
U.S. Plans:
Equity securities:
U.S.	45%	44%	25%-45%
International	15%	16%	10%-20%
Fixed income	38%	39%	40%-60%
Other	—%	—%	0%-20%
Cash and cash equivalents	1%	1%	0%-5%
Foreign Plans:
Equity securities	28%	27%	25%-43%
Fixed income securities	27%	10%	24%-43%
Cash and cash equivalents	2%	—%	0%-10%
Other	43%	63%	18%-33%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17, “Financial Instruments and Fair Value Measurements”, for further description of the levels within the fair value hierarchy):

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents(2)	$—	$1,699	$—	$—	$1,699
Equity securities:
U.S. large cap	52,810	—	—	—	52,810
U.S. small/mid cap	21,983	15,501	—	—	37,484
International	31,094	—	—	—	31,094
Fixed income mutual funds:
U.S. government and corporate	77,084	—	—	—	77,084
Other(3)	—	1,088	—	—	1,088
Foreign Plans:
Cash and cash equivalents	—	3,029	—	—	3,029
Equity securities	—	46,475	—	—	46,475
Non-U.S. government and corporate bonds	—	45,480	—	—	45,480
Other(3)	—	—	70,577	—	70,577
	$182,971	$113,272	$70,577	$—	$366,820
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
(2)The weighted-average interest crediting rates received in Cash and cash equivalents of U.S plans are immaterial relative to total plan assets.
(3)Represents diversified portfolio funds, reinsurance contracts and money market funds.

	December 31, 2020
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents(2)	$—	$1,752	$—	$—	$1,752
Equity securities:
U.S. large cap	51,728	—	—	—	51,728
U.S. small/mid cap	21,175	12,895	—	—	34,070
International	30,552	—	—	—	30,552
Fixed income mutual funds:
U.S. government and corporate	74,978	—	—	—	74,978
Other(3)	—	1,060	—	—	1,060
Foreign Plans:
Cash and cash equivalents	—	239	—	—	239
Equity securities	—	19,513	—	—	19,513
Non-U.S. government and corporate bonds	—	5,331	1,922	—	7,253
Other(3)	—	—	46,109	—	46,109
	$178,433	$40,790	$48,031	$—	$267,254

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(2)The weighted-average interest crediting rates received in Cash and cash equivalents of U.S plans are immaterial relative to total plan assets.
(3)Represents diversified portfolio funds, reinsurance contracts and money market funds.

The following table sets forth the components of Net periodic benefit (income) cost and Other comprehensive (gain) loss of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$3,719	$1,933	$2,462	$14	$8	$5
Interest cost	4,642	7,454	16,556	189	313	445
Amortization	5,953	4,960	3,385	(109)	(231)	(255)
Settlement (gain) loss	(11,157)	99	77,390	—	—	—
Divestitures gain	—	—	(4,354)	—	—	—
Other	2	143	79	—	—	—
Expected return on plan assets	(12,819)	(12,773)	(19,774)	—	—	—
Net periodic benefit (income) cost	$(9,660)	$1,816	$75,744	$94	$90	$195
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial (gain) loss	$(27,385)	$10,379	$113,995	$(651)	$1,143	$(380)
Current year prior service cost	—	74	464	—	—	15
Less amounts included in net periodic benefit (income) cost:
Amortization of net (gain) loss	(5,899)	(4,914)	(3,285)	109	231	270
Settlement/divestiture/other gain	(51)	(177)	(83,602)	—	—	—
Amortization of prior service cost	(65)	(46)	(100)	—	—	(15)
Total recognized in Other comprehensive (gain) loss	$(33,400)	$5,316	$27,472	$(542)	$1,374	$(110)

Net periodic benefit income of $11.2 million for the year ended December 31, 2021 is recorded in Pension settlement (gain) loss on the Company’s Consolidated Statements of Operations. Net periodic benefit cost of $44.4 million for the year ended December 31, 2019 is included in Loss from discontinued operations, net of taxes. Net periodic benefit cost included in loss from discontinued operations for the year ended December 31, 2019 includes $43.8 million in settlement loss related to the Air and Gas Handling business. Each component of Net periodic benefit (income) cost from continuing operations, with the exception of Pension settlement (gain) loss, is included in Selling, general and administrative expense.

The following table sets forth the components of Net periodic benefit (income) cost and Other comprehensive (gain) loss of the foreign defined benefit pension plans, included in the table above:

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign Pension Benefits
	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$3,719	$1,933	$2,340
Interest cost	1,741	2,315	9,376
Amortization	1,223	747	334
Settlement (gain) loss	(11,157)	99	77,390
Divestitures gain	—	—	(4,354)
Other	2	143	79
Expected return on plan assets	(3,015)	(2,397)	(9,092)
Net periodic benefit (income) cost	$(7,487)	$2,840	$76,073
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial (gain) loss	$(7,577)	$6,226	$122,667
Current year prior service cost	—	74	464
Less amounts included in net periodic benefit (income) cost:
Amortization of net (gain) loss	(1,169)	(701)	(234)
Settlement/divestiture/other gain	(51)	(177)	(83,602)
Amortization of prior service cost	(65)	(46)	(100)
Total recognized in Other comprehensive (gain) loss	$(8,862)	$5,376	$39,195

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets that have not been recognized as a component of Net periodic benefit (income) cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands)
Net actuarial loss (gain)	$72,612	$105,947	$(2,573)	$(2,031)
Prior service cost	412	477	—	—
Total	$73,024	$106,424	$(2,573)	$(2,031)

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
Weighted-average discount rate:
All plans	1.7%	1.7%	2.6%	2.1%
Foreign plans	1.2%	1.4%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans	0.9%	0.6%	—%	—%

The key economic assumptions used in the computation of Net periodic benefit (income) cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Weighted-average discount rate:
All plans	1.7%	2.5%	3.0%	2.1%	3.0%	4.0%
Foreign plans	1.4%	1.9%	2.7%	—%	—%	—%
Weighted-average expected return on plan assets:
All plans	5.2%	5.7%	3.1%	—%	—%	—%
Foreign plans	3.6%	4.1%	2.4%	—%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans	0.6%	0.8%	1.8%	—%	—%	—%

In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of 7.5% was assumed. The rate was assumed to decrease gradually to 4.5% by 2034 and remain at that level thereafter for benefits covered under the plans.

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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2021, 2020 and 2019 was $8.5 million, $10.2 million and $6.9 million, respectively.

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $2.1 billion $2.3 billion as of December 31, 2021 and 2020, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,133	$—	$—	$8,133
Foreign currency contracts - not designated as hedges	—	2,607	—	2,607
Deferred compensation plans	—	11,213	—	11,213
	$8,133	$13,820	$—	$21,953

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$3,044	$—	$3,044
Deferred compensation plans	—	11,213	—	11,213
	$—	$14,257	$—	$14,257

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$7,420	$—	$—	$7,420
Foreign currency contracts - not designated as hedges	—	2,194	—	2,194
Deferred compensation plans	—	10,881	—	10,881
	$7,420	$13,075	$—	$20,495

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,781	$—	$1,781
Deferred compensation plans	—	10,881	—	10,881
	$—	$12,662	$—	$12,662

There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2021 and 2020.

Cash Equivalents

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

Derivatives

The Company periodically enters into foreign currency derivative contracts. As the Company has manufacturing sites throughout the world and sells its products globally, the Company is exposed to movements in the exchange rates of various currencies. As a result, the Company enters into foreign currency swaps and forward contracts to mitigate this exchange rate risk. Additionally, to mitigate a portion of the foreign exchange risk associated with the translation of the net assets of foreign subsidiaries, the Company has senior unsecured notes denominated in Euro which have been designated as net investment hedges. See Note 13, “Debt”, for details. As the Company’s borrowings under the Credit Facility include variable interest rates, the Company may periodically enter into interest rate swap or collar agreements to mitigate interest rate risk. Commodity derivative contracts can be used to manage costs of raw materials used in the Company’s production processes. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

As of December 31, 2021 and 2020, the Company had foreign currency contracts related to purchases and sales with notional values of $273.2 million and $250.4 million, respectively.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended
	2021	2020	2019
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$23,247	$(26,268)	$6,215
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts:
Unrealized gain (loss)	(438)	1,411	(611)
Realized gain (loss)	(2,916)	5	(1,042)
(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers which represent more than 10% of the Company’s Accounts receivable, net as of December 31, 2021 and 2020.

18. Commitments and Contingencies

Asbestos and Other Product Liability Contingencies

Certain subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years. The Company expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

Pursuant to the purchase agreement from the Fluid Handling business divestiture, the Company retained its asbestos-related contingencies and insurance coverages. However, as the Company does not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity is classified as part of Loss from discontinued operations, net of taxes in its Consolidated Statements of Operations.

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Claims activity since December 31 related to asbestos claims is as follows:

	Year Ended
	2021	2020	2019
	(Number of claims)
Claims unresolved, beginning of period	14,809	16,299	16,417
Claims filed(1)	4,393	4,014	4,486
Claims resolved(2)	(4,643)	(5,504)	(4,604)
Claims unresolved, end of period	14,559	14,809	16,299
	(In dollars)
Average cost of resolved claims(3)	$8,421	$12,055	$9,455

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

The Company has projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts. It is Colfax’s policy to record a liability for asbestos-related liability costs for the longest period of time that Colfax management can reasonably estimate.

The Company believes that it can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability as its best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, the Company does not believe the reasonably possible loss or a range of reasonably possible losses is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to efforts to recover insurance from the subsidiaries’ insurers are expensed as incurred.

Each subsidiary has separate insurance coverage acquired prior to Company ownership of each independent entity. The Company has evaluated the insurance assets for each subsidiary based upon the applicable policy language and allocation methodologies, and law pertaining to the affected subsidiary’s insurance policies.

One of the subsidiaries was notified in 2010 by the primary and umbrella carrier who had been fully defending and indemnifying the subsidiary for 20 years that the limits of liability of its primary and umbrella layer policies had been exhausted. The subsidiary has sought coverage from certain excess layer insurers whose coverage obligations were disputed in Delaware state court, and were the subject of various rulings, including a September 12, 2016 ruling on certain appealed issues by the Delaware Supreme Court. This litigation confirmed that asbestos-related costs should be allocated among excess insurers using an “all sums” allocation (which allows an insured to collect all sums paid in connection with a claim from any insurer whose policy is triggered, up to the policy’s applicable limits), that the subsidiary has the right to access coverage available under excess insurance policies purchased by a former owner of the business, and that, the subsidiary has a right to immediately access the excess layer policies. Further, the Delaware Supreme Court ruled in the subsidiary’s favor on a “trigger of coverage” issue, holding that every policy in place during or after the date of a claimant’s first significant exposure to asbestos was “triggered” and potentially could be accessed to cover that claimant’s claim. The Court also largely affirmed but reversed in part some of the prior lower court rulings on defense obligations and whether payment of defense costs erode policy limits or are payable in addition to policy limits. Final judgment in the case was entered in May 2021.

Based upon the final judgment, the Company currently estimates that the subsidiary’s future expected recovery percentage is 90.4% of asbestos-related costs, with the subsidiary expected to be responsible for 9.6% of its future asbestos-related costs.

Since approximately mid-2011, the Company had funded $174.8 million of the subsidiary’s asbestos-related defense and indemnity costs through December 31, 2021, which it has recovered or expects to recover from insurers. Based on the above-referenced court rulings, the Company requested that its insurers reimburse all of the $94.9 million that remained outstanding at the time of the ruling, and the Company currently has received substantially all of that amount. The subsidiary has requested

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that certain excess insurers provide ongoing coverage for future asbestos-related defense and/or indemnity costs. In the interim, and while not impacting the results of operations, the Company’s cash funding for future asbestos-related defense and indemnity costs for which it expects reimbursement from insurers could range up to $10 million per quarter.

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

A final judgment at the trial court level was rendered in 2011 and confirmed by the Appellate Division in 2014. In 2015, the New Jersey Supreme Court refused to grant certification of the appeals, effectively ending the matter. The subsidiary expects to be responsible for 26.8% of all future projected asbestos-related costs.

During the year ended December 31, 2021, the Company recorded a $9.5 million increase in asbestos-related liabilities due to a revision in forecast assumptions for filing rates and resolution values. The related insurance asset was accordingly increased $4.6 million, resulting in a net pre-tax charge of $4.9 million. During the year ended December 31, 2020, the Company recorded a $11.6 million increase in asbestos-related liabilities due to a revision in forecast assumptions for filing rates and resolution values. The related insurance asset was accordingly increased $3.9 million, resulting in a net pre-tax charge of $7.7 million. During the year ended December 31, 2019, the Company recorded a $28.4 million increase in asbestos-related liabilities due to a revision in forecast assumptions for filing rates and resolution values. The related insurance asset was accordingly increased $15.1 million, resulting in a net pre-tax charge of $13.3 million. For all periods, the net pre-tax charge is included in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations.
The Company’s Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	December 31,
	2021	2020
	(In thousands)
Current asbestos insurance receivable(1)	$—	$—
Long-term asbestos insurance asset(2)	231,900	232,712
Long-term asbestos insurance receivable(2)	15,421	31,815
Accrued asbestos liability(3)	30,572	41,626
Long-term asbestos liability(4)	261,779	253,144
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

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Litigation

The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded when incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had $280.0 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2022.

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

The Company’s segment results were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net sales:
Fabrication Technology	$2,428,115	$1,950,069	$2,247,026
Medical Technology	1,426,188	1,120,700	1,080,432
Total Net sales	$3,854,303	$3,070,769	$3,327,458

Segment operating income (loss)(1):
Fabrication Technology	$356,315	$246,011	$302,601
Medical Technology	53,148	29,079	96,170
Corporate and other	(112,003)	(60,840)	(121,412)
Total segment operating income	$297,460	$214,250	$277,359

Depreciation, amortization and other impairment charges:
Fabrication Technology	$75,899	$76,644	$80,072
Medical Technology	185,786	168,227	134,001
Corporate and other	1,234	1,358	1,534
Total depreciation, amortization and other impairment charges	$262,919	$246,229	$215,607

Capital expenditures:
Fabrication Technology	$35,584	$40,137	$44,454
Medical Technology	68,591	74,624	57,326
Corporate and other	62	24	59
Total capital expenditures	$104,237	$114,785	$101,839
(1) The following is a reconciliation of Income from continuing operations before income taxes to segment operating income:

	Year Ended December 31,
	2021	2020	2019

Income from continuing operations before income taxes	$165,388	$58,029	$50,493
Pension settlement loss (gain)	(11,208)	—	33,616
Interest expense, net	72,593	104,262	119,503
Debt extinguishment charges	29,870	—	—
Restructuring and other related charges(1)	32,868	45,027	73,747
MDR and other costs(2)	7,949	6,932	—
Segment operating income	$297,460	$214,250	$277,359

COLFAX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) Restructuring and other related charges includes $5.2 million, $6.6 million and $8.5 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.

	December 31,
	2021	2020
	(In thousands)
Investments in Equity Method Investees:
Fabrication Technology	$28,180	$32,409
Medical Technology	—	—
	$28,180	$32,409

Total Assets:
Fabrication Technology	$3,459,301	$3,390,747
Medical Technology	4,077,403	3,575,644
Corporate and other	978,641	385,158
Total	$8,515,345	$7,351,549

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net Sales by Origin(1):
United States	$1,563,970	$1,283,651	$1,464,152
Foreign locations	2,290,333	1,787,118	1,863,306
Total	$3,854,303	$3,070,769	$3,327,458
(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	December 31,
	2021	2020
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$217,209	$221,549
Switzerland	65,683	664
Czech Republic	63,273	65,188
India	37,349	39,612
Mexico	18,805	18,468
Other foreign locations	119,072	141,479
Total	$521,391	$486,960
(1) As the Company does not allocate all long-lived assets (specifically intangible assets) to each individual country, evaluation of long-lived assets in total is impracticable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act, if necessary, is incorporated by reference to such information included in our proxy statement for our 2022 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2022 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Delinquent Section 16(a) Reports”.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2022 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2022 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2022 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2022 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page

117
of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits: See exhibits listed under Part (B) below.

(B)    Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	125
EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase Agreement, dated as of September 24, 2017, by and between Colfax Corporation and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017
2.2	Agreement and Plan of Merger, dated as of November 19, 2018, by and among DJO Global, Inc. Colfax Corporation, Motion Merger Sub, Inc. and Grand Slam Holdings, LLC	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on November 19, 2018
2.3	Equity and Asset Purchase Agreement, dated as of May 15, 2019, by and among Colfax Corporation, the entities set forth on Schedule I-A thereto, Granite Holdings US Acquisition Co. International, Inc. and Brilliant 3047, GmbH	Incorporated by reference to Exhibit 2.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 17, 2019
3.1	Amended and Restated Certificate of Incorporation of Colfax Corporation	Incorporated by reference to Exhibit 3.01 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
3.2	Colfax Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
4.2	Indenture, dated as of April 19, 2017, by and among Colfax Corporation, as issuer, the Subsidiary Guarantors named therein, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as transfer agent, registrar and authenticating agent, and Form of Global Note included therein	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 19, 2017
4.3	Purchase Contract Agreement dated as of January 11, 2019, by and between Colfax Corporation and U.S. Bank National Association, as purchase contract agent, attorney-in-fact for holders of purchase contracts and trustee under the indenture	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.4	Indenture dated as of January 11, 2019, by and between Colfax Corporation and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.5	First Supplemental Indenture, dated as of January 11, 2019, between Colfax Corporation and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 11, 2019
4.6	Indenture, dated as of February 5, 2019, between CFX Escrow Corporation, as issuer, and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2019
4.7	First Supplemental Indenture, dated as of February 22, 2019, by and among Colfax Corporation (as successor to CFX Escrow Corporation), the guarantors named therein and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on February 25, 2019

Exhibit No.	Description	Location
4.8	Description of Securities registered under Section 12 of the Exchange Act	Filed herewith
10.1	Colfax Corporation 2008 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.2	Colfax Corporation 2008 Omnibus Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.07 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.3	Colfax Corporation 2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016
10.4	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.5	Form of Non-Qualified Stock Option Agreement for officers with retirement provision *	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.6	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.7	Form of Non-Qualified Stock Option Agreement for non-officers with retirement provision*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.8	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.9	Form of Performance Stock Unit Agreement with retirement provision*	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.10	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.11	Form of Restricted Stock Unit Agreement with retirement provisions*	Incorporated by reference to Exhibit 10.12 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.12	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.13	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.14	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.15	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.16	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.17	Colfax Corporation 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020

Exhibit No.	Description	Location
10.18	Form of Non-Qualified Stock Option Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.19	Form of Non-Qualified Stock Option Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.20	Form of Non-Qualified Stock Option Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.21	Form of Performance Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.22	Form of Performance Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.23	Form of Restricted Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.24	Restricted Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.8 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.25	Form of Restricted Stock Unit Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.26	Form of Retention Restricted Stock Unit Agreement (2020 Plan)*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.27	Colfax Corporation Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.28	Amendment No. 1 to Colfax Corporation Amended and Restated Excess Benefit Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.19 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.29	Colfax Corporation Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.30	Amendment No. 1 to Colfax Corporation Nonqualified Deferred Compensation Plan, effective as of February 13, 2017*	Incorporated by reference to Exhibit 10.21 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.31	Amendment No. 2 to Colfax Corporation Nonqualified Deferred Compensation Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.22 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.32	Amendment No. 3 to Colfax Corporation Nonqualified Deferred Compensation Plan, effective as of December 1, 2020*	Filed herewith
10.33	Amendment No. 4 to Colfax Corporation Nonqualified Deferred Compensation Plan, effective as of January 1, 2022*	Filed herewith
10.34	Employment Agreement between Matthew L. Trerotola and Colfax Corporation*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015
10.35	Letter Agreement between Colfax Corporation and Christopher Hix*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016

Exhibit No.	Description	Location
10.36	Employment Agreement between Colfax Corporation and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.37	Letter Agreement between Colfax Corporation and Shyam Kambeyanda*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2017
10.38	Employment Agreement, dated as of November 14, 2016, by and between DJO Global, Inc. and Brady Shirley*	Incorporated by reference to Exhibit 10.35 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2021
10.39	Form of Indemnification Agreement between Colfax Corporation and each of its directors and executive officers*	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
10.40	Form of Change in Control Agreement*	Incorporated by reference to Exhibit 10.01 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 29, 2020
10.41	Colfax Corporation Annual Incentive Plan, as amended and restated April 3, 2020*	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 9, 2020
10.42	Colfax Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
10.43	Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.44	Amendment No. 1 to the Colfax Corporation Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.24 to Colfax Corporation’s Form 10-K (File 333-148486) as filed with the SEC on February 16, 2018
10.45	Credit Agreement, dated December 17, 2018, by and among Colfax Corporation, as the borrower, certain U.S. subsidiaries of Colfax Corporation identified therein, as guarantors, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse Loan Funding LLC, as syndication agent, and the co-documentation agents named therein	Incorporated by reference to Exhibit 99.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 18, 2018
10.46	Amendment No. 1 to Credit Agreement dated as of September 25, 2019.	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 31, 2019
10.47	Amendment No. 2 to Credit Agreement dated as of December 6, 2019	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 11, 2019
10.48	Amendment No. 3 to Credit Agreement dated as of May 1, 2020	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 7, 2020
10.49	Amendment No. 4 to Credit Agreement dated as of April 15, 2021	Incorporated by reference to Exhibit 10.1 to Colfax Corporation’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2021
10.50	Registration Rights Agreement, dated May 30, 2003, by and among Colfax Corporation, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales	Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form S-1 (File 333-148486) as filed with the SEC on March 11, 2008
10.51	Amendment No. 1 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013

Exhibit No.	Description	Location
10.52	Amendment No. 2 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 15, 2016	Incorporated by reference to Exhibit 10.37 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.53	Amendment No. 3 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 21, 2019	Incorporated by reference to Exhibit 10.40 to Colfax Corporation’s Form 10-K (File No. 001-34045) as filed with the SEC on February 21, 2019
10.54	Amendment No. 4 to the Registration Rights Agreement, by and among Colfax Corporation and Mitchell P. Rales and Steven M. Rales, dated February 21, 2022	Filed herewith
10.55	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.56	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.57	Registration Rights Agreement, dated as of January 24, 2012, between Colfax Corporation and Markel Corporation	Incorporated by reference to Exhibit 10.04 to Colfax Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.58	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Matthew Trerotola*	Incorporated by reference to Exhibit 10.2 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.59	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Christopher Hix*	Incorporated by reference to Exhibit 10.3 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.6	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Daniel Pryor*	Incorporated by reference to Exhibit 10.4 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.61	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Shyam Kambeyanda*	Incorporated by reference to Exhibit 10.5 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.62	Retention Agreement, dated March 5, 2021, by and between Colfax Corporation and Brady Shirley*	Incorporated by reference to Exhibit 10.6 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.63	Change in Control Agreement, dated March 5, 2021, by and between Colfax Corporation and Shyam Kambeyanda*	Incorporated by reference to Exhibit 10.7 to Colfax Corporation’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
21.1	Subsidiaries of registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit No.	Description	Location
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is formatted in Inline XBRL (included as Exhibit 101).	Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2022.

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
Date:     February 22, 2022

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER M. HIX
Christopher M. Hix
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ DOUGLAS J. PITTS
Douglas J. Pitts
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ THOMAS S. GAYNER
Thomas S. Gayner
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ LIAM J. KELLY
Liam J. Kelly
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

/s/ PHILIP OKALA
Philip Okala
Director

COLFAX CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Charged to Other Accounts(2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2021:
Allowance for credit losses	$37,666	$2,546	$—	$(6,680)	$(1,031)	$32,501
Valuation allowance for deferred tax assets	203,341	(10,334)	1,352	—	(827)	193,532
Year Ended December 31, 2020:
Allowance for credit losses(3)	$36,009	$7,574	$—	$(5,165)	$(752)	$37,666
Valuation allowance for deferred tax assets	149,037	6,194	48,525	—	(415)	203,341
Year Ended December 31, 2019:
Allowance for credit losses	$35,152	$14,018	$—	$(16,255)	$(281)	$32,634
Valuation allowance for deferred tax assets	148,023	11,250	9,100	(18,636)	(700)	149,037
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    Represents fair value adjustments related to acquisitions, as well as amounts charged to goodwill and reclassifications to deferred tax asset accounts.
(3) The Allowance for credit losses as of January 1, 2020 includes the cumulative-effect adjustment of the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

S-1