Form 10-Q
period 2022-04-01
Enovis CORP
filed 2022-05-10
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number - 001-34045
Enovis Corporation
(Exact name of registrant as specified in its charter)

Delaware		54-1887631
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

2711 Centerville Road,	Suite 400
Wilmington,	Delaware	19808
(Address of principal executive offices)		(Zip Code)

(302)	252-9160
(Registrant’s telephone number, including area code)

Colfax Corporation
(Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ENOV	New York Stock Exchange
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 18, 2022, there were 54,030,880 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021

Net sales	$1,023,368	$879,211
Cost of sales	593,137	508,134
Gross profit	430,231	371,077
Selling, general and administrative expense	369,390	305,724
Restructuring and other related charges	7,723	4,046
Operating income	53,118	61,307
Interest expense, net	15,099	25,660
Income from continuing operations before income taxes	38,019	35,647
Income tax expense	18,660	7,917
Net income from continuing operations	19,359	27,730
Loss from discontinued operations, net of taxes	(3,058)	(7,490)
Net income	16,301	20,240
Less: income attributable to noncontrolling interest, net of taxes	1,233	1,166
Net income attributable to Enovis Corporation	$15,068	$19,074
Net income (loss) per share - basic
Continuing operations	$0.34	$0.57
Discontinued operations	$(0.06)	$(0.16)
Consolidated operations	$0.28	$0.41
Net income (loss) per share - diluted
Continuing operations	$0.33	$0.56
Discontinued operations	$(0.06)	$(0.16)
Consolidated operations	$0.28	$0.40

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net income	$16,301	$20,240
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $338 and $2,280	(53,461)	(53,181)
Unrealized gain on hedging activities, net of tax expense of $2,711 and $4,243	9,028	12,381
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $199 and $317	629	1,055
Other comprehensive loss	(43,804)	(39,745)
Comprehensive loss	(27,503)	(19,505)
Less: comprehensive income attributable to noncontrolling interest	895	1,042
Comprehensive loss attributable to Enovis Corporation	$(28,398)	$(20,547)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	April 1, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$661,504	$719,370
Trade receivables, less allowance for credit losses of $37,871 and $32,501	657,056	638,700
Inventories, net	852,814	776,295
Prepaid expenses	84,816	78,186
Other current assets	91,547	90,728
Total current assets	2,347,737	2,303,279
Property, plant and equipment, net	504,583	521,391
Goodwill	3,440,615	3,467,295
Intangible assets, net	1,637,257	1,675,462
Lease asset - right of use	178,643	184,429
Other assets	374,816	363,489
Total assets	$8,483,651	$8,515,345

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$422,289	$8,314
Accounts payable	537,676	504,173
Accrued liabilities	490,050	511,097
Total current liabilities	1,450,015	1,023,584
Long-term debt, less current portion	1,647,870	2,078,679
Non-current lease liability	140,704	145,326
Other liabilities	601,017	606,323
Total liabilities	3,839,606	3,853,912
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,030,880 and 52,083,078 shares issued and outstanding as of April 1, 2022 and December 31, 2021, respectively	54	52
Additional paid-in capital	4,555,369	4,544,315
Retained earnings	604,092	589,024
Accumulated other comprehensive loss	(559,479)	(516,013)
Total Enovis Corporation equity	4,600,036	4,617,378
Noncontrolling interest	44,009	44,055
Total equity	4,644,045	4,661,433
Total liabilities and equity	$8,483,651	$8,515,345

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	52,083,078	$52	$4,544,315	$589,024	$(516,013)	$44,055	$4,661,433
Net income	—	—	—	15,068	—	1,233	16,301
Distributions to noncontrolling owners	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax of $3,248	—	—	—	—	(43,466)	(338)	(43,804)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Common stock-based award activity	255,957	—	11,056	—	—	—	11,056
Balance at April 1, 2022	54,030,880	$54	$4,555,369	$604,092	$(559,479)	$44,009	$4,644,045

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	39,498,896	$40	$3,478,086	$517,367	$(452,106)	$44,487	$3,587,874
Net income	—	—	—	19,074	—	1,166	20,240
Distributions to noncontrolling owners	—	—	—	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax of $6,840	—	—	—	—	(39,621)	(124)	(39,745)
Conversion of tangible equity units into common stock	114,804	—	—	—	—	—	—
Common stock offering, net of issuance costs	5,366,666	5	711,316	—	—	—	711,321
Common stock-based award activity	218,744	—	12,433	—	—	—	12,433
Balance at April 2, 2021	45,199,110	$45	$4,201,835	$536,441	$(491,727)	$44,475	$4,291,069

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021

Cash flows from operating activities:
Net income	$16,301	$20,240
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other impairment charges	66,026	62,785
Stock-based compensation expense	9,857	7,807
Non-cash interest expense	978	1,537
Deferred income tax expense (benefit)	2,232	(3,614)
Loss on sale of property, plant and equipment	352	257
Changes in operating assets and liabilities:
Trade receivables, net	(20,690)	(39,950)
Inventories, net	(70,830)	(32,743)
Accounts payable	24,713	83,442
Other operating assets and liabilities	(43,362)	(15,379)
Net cash (used in) provided by operating activities	(14,423)	84,382
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(24,089)	(24,537)
Proceeds from sale of property, plant and equipment	2,746	—
Acquisitions, net of cash received, and investments	(13,823)	(103,475)
Net cash used in investing activities	(35,166)	(128,012)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facilities and other	—	179,367
Repayments of borrowings on revolving credit facilities and other	(7,428)	(185,643)
Proceeds from issuance of common stock, net	1,199	716,632
Deferred consideration payments and other	(4,590)	(2,704)
Net cash (used in) provided by financing activities	(10,819)	707,652
Effect of foreign exchange rates on Cash and cash equivalents and Restricted Cash	2,542	(1,438)
(Decrease) increase in Cash and cash equivalents and Restricted cash	(57,866)	662,584
Cash and cash equivalents and Restricted Cash, beginning of period	719,370	101,069
Cash and cash equivalents, end of period	$661,504	$763,653

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Enovis Corporation (the “Company” or “Enovis”) was previously Colfax Corporation (“Colfax”) until its separation into two differentiated, independent, and publicly traded companies on April 4, 2022, as discussed further below. Colfax was a leading diversified technology company that provided fabrication technology and medical device products and services to customers around the world, principally under the ESAB and DJO brands. The Company conducted its operations through two operating segments, “Fabrication Technology”, which incorporated the operations of ESAB and its related brands, and “Medical Technology”, which incorporated the operations of DJO and its related brands.

On April 4, 2022 (the “Distribution Date”), the Company completed the separation of its fabrication technology business (the “Separation”) through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corporation (“ESAB Corp”) to Colfax stockholders. To affect the Separation, Colfax distributed to its stockholders one share of ESAB Corp common stock for every three shares of Colfax common stock held at the close of business on March 22, 2022, with the Company retaining 10% of the shares of ESAB Corp common stock immediately following the Separation. The Company intends to divest its 10% retained shares in ESAB Corp in a tax-efficient exchange for its outstanding debt no later than 12 months after the Distribution Date. Upon completion of the Separation, Colfax, which retained the Company’s specialty medical technology business, changed its name to Enovis Corporation. On April 5, 2022, the Company began trading under the stock symbol “ENOV” on the New York Stock Exchange. For further information on the Separation, refer to Note 15, “Subsequent Events”.

In connection with the Separation, ESAB Corp issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to Enovis upon Separation. The distribution proceeds were used by Enovis in conjunction with $450 million of borrowings on a term loan under the new Enovis credit facility, as discussed below, and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on its Credit Facility, $302.8 million of outstanding debt and accrued interest on its 2026 Notes, as well as a redemption premium at 103.188% of the principal amount of the 2026 Notes, and other fees and expenses due at closing. Additionally, on April 7, 2022, the Company also completed the redemption of its Euro Senior Notes representing all of its outstanding €350 million principal 3.250% Senior Notes due 2025 at a redemption price of 100.813% of the principal amount. For further information on the Separation, refer to Note 15, “Subsequent Events”.

Immediately following the Separation, the Company effected a one-for-three reverse stock split of all issued and outstanding shares of Enovis common stock. As a result of the reverse stock split, all share and per share figures contained in the accompanying Condensed Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

Since the disposition occurred in the second quarter of 2022, Enovis will classify its fabrication technology business as a discontinued operation in its historical financial statements beginning in the second quarter of 2022. The assets, liabilities, revenues and expenses of the fabrication technology businesses are included in continuing operations in the accompanying Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. The Condensed Consolidated Balance Sheet as of December 31, 2021 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), filed with the SEC on February 22, 2022.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

The Company makes certain estimates and assumptions in preparing its Condensed Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations. Research and development costs were $24.4 million and $19.9 million during the three months ended April 1, 2022 and April 2, 2021, respectively.

The results of operations for the three months ended April 1, 2022 are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses as Medical Technology sales typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for the Company’s products. These impacts lessened in 2021 due to broadening access to COVID-19 vaccines and gradual relaxing of some government-mandated restrictions. However, a surge of COVID-19 cases due to the emergence of certain COVID-19 variants in the third quarter of 2021 led to the reinstatement of restrictions in certain jurisdictions, slowing the overall economic recovery. Some of these restrictions have been lifted as of the end of the first quarter of 2022. The COVID-19 outbreak has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption are difficult to forecast. Furthermore, the historical seasonality trends have been disrupted by the commercial impacts caused by the COVID-19 pandemic.

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the three months ended April 1, 2022. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Discontinued Operations

The Company retained certain asbestos-related contingencies and insurance coverages from divested businesses for which it did not retain an interest in the ongoing operations subject to the contingencies. In conjunction with the Separation, all asbestos-related contingencies and insurance coverages from its industrial businesses were transferred fully to ESAB Corp. The Company has classified asbestos-related selling, general and administrative activity in its Condensed Consolidated Statements of Operations as part of Loss from discontinued operations, net of taxes. Asbestos-related costs, net of taxes were $2.5 million and $0.9 million during the three months ended April 1, 2022 and April 2, 2021, respectively. See Note 13, “Commitments and Contingencies” for further information.

The Company also recorded Loss from discontinued operations, net of taxes of $0.6 million and $6.6 million during the three months ended April 1, 2022 and April 2, 2021, respectively, related to its divested air and gas handling business, including a settlement executed in the first quarter of 2021.

Cash used in operating activities related to discontinued operations for the three months ended April 1, 2022 and April 2, 2021 was $5.8 million and $7.3 million, respectively.

4. Acquisitions and Investments

The Medical Technology segment completed three transactions during the three months ended April 1, 2022 for $13.8 million, one of which is carried at cost as the investment does not have a readily determinable fair value, while the other two are accounted for as asset purchases. The three investments broaden the platform’s product offering and distribution network.

During the three months ended April 2, 2021, the Company completed one acquisition in its Fabrication Technology segment and two acquisitions in its Medical Technology segment for aggregate net cash consideration of $88.7 million. The

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date. The Medical Technology segment’s acquisitions in the first quarter of 2021 included Trilliant Surgical (“Trilliant”), a national provider of foot and ankle orthopedic implants, which was acquired for net cash consideration of $79.6 million. The purchase accounting for all acquisitions made in the first quarter of 2021 has been completed. The Company also made two investments in medical technology businesses during the three months ended April 2, 2021 for a total of $14.8 million. Both investments are carried at cost, as they do not have a readily determinable fair value.

During the year ended December 31, 2021, the Company completed one acquisition in its Fabrication Technology segment and five acquisitions in its Medical Technology segment for aggregate net cash consideration of $206.5 million and equity consideration of $285.7 million. The acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date. The purchase accounting for the Mathys AG Bettlach acquisition which was completed in the third quarter of 2021 has yet to be finalized.
For further information on prior year acquisitions and investments, refer to Note 5. “Acquisitions” in the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. There have been no material changes to purchase accounting estimates for the prior year acquisitions since the issuance of the Company’s 2021 Form 10-K.

5. Revenue

The Company’s Fabrication Technology segment develops, manufactures and supplies consumable welding and cutting products and equipment, as well as gas control equipment. Substantially all revenue from the Fabrication Technology business is recognized at a point in time. The Company disaggregates its Fabrication Technology revenue into the following product groups:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Equipment	$188,348	$173,750
Consumables	459,563	394,378
Total	$647,911	$568,128

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

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Prevention & Recovery	$244,835	$235,238
Reconstructive	130,622	75,845
Total	$375,457	$311,083

Given the nature of the Fabrication Technology and Medical Technology businesses, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of April 1, 2022 is immaterial.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2021 and 2020, total contract liabilities were $31.5 million and $36.6 million, respectively. During the three months ended April 1, 2022 and April 2, 2021, revenue recognized that was included in the contract liability balance at the beginning of the year was $12.8 million and $14.3 million, respectively. As of April 1, 2022 and April 2, 2021, total contract liabilities were $31.4 million and $40.0 million, respectively, and were included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The contract liabilities as of April 1, 2022 and December 31, 2021 included $2.0 million and $4.9 million, respectively, of certain one-time advance payments in the Medical Technology business.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 1, 2022
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$32,501	$5,206	$141	$23	$37,871

6. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands, except share and per share data)
Computation of Net income per share from continuing operations - basic:
Net income from continuing operations attributable to Enovis Corporation(1)	$18,126	$26,564
Weighted-average shares of Common stock outstanding – basic	53,872,007	46,534,463
Net income per share from continuing operations – basic	$0.34	$0.57

Computation of Net income per share from continuing operations - diluted:
Net income from continuing operations attributable to Enovis Corporation(1)	$18,126	$26,564
Weighted-average shares of Common stock outstanding – basic	53,872,007	46,534,463
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	536,967	722,639
Weighted-average shares of Common stock outstanding – diluted	54,408,974	47,257,102
Net income per share from continuing operations – diluted	$0.33	$0.56
(1) Net income from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest, net of taxes, of $1.2 million for the three months ended April 1, 2022 and April 2, 2021.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As a result of the reverse stock split, all share and per share figures contained in the Condensed Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

For all periods presented, the weighted-average shares of Common stock outstanding - basic includes the impact of the shares related to the issuance of the tangible equity units. During the three months ended April 1, 2022, conversions of the Company’s tangible equity units resulted in the issuance of approximately 1.7 million shares of Company common stock. All issuances of Company common stock related to the tangible equity units were converted at the minimum settlement rate of 1.33 shares of common stock for each purchase contract as a result of the Company’s share price. The issued shares are included in the Common stock issued and outstanding as of April 1, 2022. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended April 1, 2022 and April 2, 2021 excludes 0.5 million of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

7. Income Taxes

During the three months ended April 1, 2022, Income from continuing operations before income taxes was $38.0 million, while income tax expense was $18.7 million. The effective tax rate was 49.1% for the three months ended April 1, 2022. The effective tax rate for the three months ended April 1, 2022 differed from the 2021 U.S. federal statutory rate of 21% mainly due to withholding taxes, taxable foreign exchange gains, U.S. taxation of international operations, other non-deductible expenses, and various items expensed discretely to the quarter.

During the three months ended April 2, 2021, Income from continuing operations before income taxes was $35.6 million, while income tax expense was $7.9 million. The effective tax rate was 22.2% for the three months ended April 2, 2021. The effective tax rate for the three months ended April 2, 2021 differed from the 2021 U.S. federal statutory rate of 21% mainly due to withholding taxes, taxable foreign exchange gains and other non-deductible expenses partially offset by the benefit of U.S. tax credits.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of April 1, 2022, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended April 1, 2022 and April 2, 2021. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2022	$(85,559)	$(475,125)	$44,671	$(516,013)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	470	(38,333)	—	(37,863)
Loss on long-term intra-entity foreign currency transactions	—	(15,260)		(15,260)
Gain on net investment hedges	—	—	9,028	9,028
Other comprehensive income (loss) before reclassifications	470	(53,593)	9,028	(44,095)
Amounts reclassified from Accumulated other comprehensive loss	629	—	—	629
Net Other comprehensive income (loss)	1,099	(53,593)	9,028	(43,466)
Balance at April 1, 2022	$(84,460)	$(528,718)	$53,699	$(559,479)

ENOVIS CORPORATION
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

Tangible equity unit offering

On January 11, 2019, the Company issued 4.6 million in Tangible Equity Units (“TEUs”) at the stated amount of $100 per unit. Net cash of $447.7 million was received upon closing. The gross proceeds and deferred finance costs from the issuance of the TEUs were allocated 84.4% to equity (the “TEU prepaid stock purchase contracts”) and 15.6% to debt (the “TEU amortizing notes”) based on the relative fair value of the respective components of each TEU. See Note 10, “Debt” for additional information on the TEU amortizing notes. The TEU prepaid stock purchase contracts were mandatorily converted into shares of Company common stock on January 15, 2022, unless previously settled at the holder’s option. All the TEU prepaid stock purchase contracts converted at the minimum settlement rate. Approximately 1.3 million and 0.1 million TEU prepaid stock purchase contracts were settled into approximately 1.7 million and 0.1 million shares of Company common stock as adjusted for the reverse split, during the three months ended April 1, 2022 and April 2, 2021, respectively. Since the 4.6 million TEU prepaid stock purchase contracts were mandatorily convertible into shares of Company common stock at the minimum settlement rate or greater, 6.1 million shares, as adjusted for the reverse split, are included in basic net income per share calculations for all periods presented. See Note 6, “Net Income Per Share from Continuing Operations” for additional information.

9. Inventories, Net

Inventories, net consisted of the following:

	April 1, 2022	December 31, 2021
	(In thousands)
Raw materials	$233,031	$215,200
Work in process	76,208	69,101
Finished goods	626,911	567,281
	936,150	851,582
LIFO reserve	797	1,129
Less: allowance for excess, slow-moving and obsolete inventory	(84,133)	(76,416)
	$852,814	$776,295
The valuation of LIFO inventories is made at the end of the year based on inventory levels and costs at the time. At April 1, 2022 and December 31, 2021, approximately 17.4% and 18.3% of total inventories, respectively, were valued using the LIFO method.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Debt

Long-term debt consisted of the following:

	April 1, 2022	December 31, 2021
	(In thousands)
Term loan	$782,653	$782,435
Euro senior notes	383,997	395,552
2026 notes	298,034	297,906
TEU amortizing notes	—	6,501
Revolving credit facilities and other	605,475	604,599
Total debt	2,070,159	2,086,993
Less: current portion	(422,289)	(8,314)
Long-term debt	$1,647,870	$2,078,679

Subsequent Event Debt Redemptions

In conjunction with the Separation which occurred on April 4, 2022, the Company repaid its Term loan and Revolver (each as defined below) and entered into a new credit agreement with its banking partners. Additionally, on March 7, 2022, the Company announced a conditional redemption of its 3.25% Euro Senior Notes due 2025 and its 6.375% Senior Notes due 2026. The Euro Senior Notes and 2026 Notes were redeemed on April 7, 2022 after the completion of the Separation. In accordance with the redemption notices and subsequent redemption of the debt described above, $421.3 million has been reclassified from long-term debt to current maturities. The amount reflects the debt retired that was not refinanced on a long-term basis. Refer to Note 15, “Subsequent Events” for further detail of ongoing financing arrangements.

Term Loan and Revolving Credit Facility

The Company’s credit agreement (the “Credit Facility”), which was legally extinguished in conjunction with the Separation on April 4, 2022, consisted of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan with an initial aggregate principal amount of $825 million (the “Term Loan”), each with a maturity date of December 6, 2024. The Revolver contained a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Facility.

The Credit Facility contained customary covenants limiting the ability of the Company to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Facility contained maximum total leverage ratio and minimum interest coverage ratio financial covenants. For further description of the Company’s financial covenants as of April 1, 2022, refer to Note 13, “Debt” in the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. As of April 1, 2022, the Company was in compliance with the covenants under the Credit Facility.

As of April 1, 2022, the weighted-average interest rate of borrowings under the Credit Facility was 1.74%, excluding accretion of original issue discount and deferred financing fees, and there was $375 million available on the Revolver.

Euro Senior Notes

The Company had senior unsecured notes with an aggregate principal amount of €350 million due in May 2025, with an interest rate of 3.25% (the “Euro Senior Notes”). The Euro Senior Notes were redeemed on April 7, 2022 after the completion of the Separation.

TEU Amortizing Notes

The Company had 6.50% TEU amortizing notes at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The final installment payment was made on January 15, 2022. The Company paid $6.5 million and $6.1 million of principal on the TEU amortizing notes in the three months ended April 1, 2022 and April 2, 2021, respectively.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2026 Notes

The Company had senior notes with a remaining principal amount of $300 million (the “2026 Notes”), which were due on February 15, 2026 and had an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 after the completion of the Separation.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various bilateral credit facilities with a borrowing capacity of $168.2 million. As of April 1, 2022, there were no outstanding borrowings under these facilities. Subsequent to the end of the first quarter of 2022, the bilateral credit facilities are no longer available to Enovis due to the completion of the Separation as they relate to ESAB Corp or expired.

The Company is party to letter of credit facilities with an aggregate capacity of $211.9 million. Total letters of credit of $40.2 million were outstanding as of April 1, 2022. Subsequent to the end of the first quarter of 2022, substantially all of the letter of credit facilities are no longer available to Enovis due to the completion of the Separation as they relate to ESAB Corp.

Deferred Financing Fees

In total, the Company had deferred financing fees, including the original issue discount, of $11.3 million included in its Condensed Consolidated Balance Sheet as of April 1, 2022, which would be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements. In conjunction with the Separation and debt redemptions in the second quarter of 2022, the Company expects a net loss on the early extinguishment of debt of approximately $17 million, including approximately $13 million of redemption premiums on the retired debt instruments and $4 million of noncash write-offs of original issue discount and deferred financing fees on the Euro Senior Notes and Senior Notes. The Company also expects additional charges of approximately $7 million in conjunction with entering into the new Enovis Credit Facility and the extinguishment of the prior Credit Facility, which is subject to finalization.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	April 1, 2022	December 31, 2021
	(In thousands)
Accrued compensation and related benefits	$122,172	$142,203
Accrued taxes	70,152	72,276
Accrued asbestos-related liability	34,494	30,572
Warranty liability	19,331	17,457
Accrued restructuring liability - current portion	9,546	10,221
Accrued third-party commissions	34,119	38,492
Customer advances and billings in excess of costs incurred	31,440	31,468
Lease liability - current portion	39,939	42,403
Accrued interest	9,586	11,065
Other	119,271	114,940
	$490,050	$511,097

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Warranty Liability
The activity in the Company’s warranty liability consisted of the following:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Warranty liability, beginning of period	$17,457	$15,543
Accrued warranty expense	2,129	2,042
Changes in estimates related to pre-existing warranties	836	589
Cost of warranty service work performed	(1,112)	(2,472)
Acquisition-related liability	—	321
Foreign exchange translation effect	21	(224)
Warranty liability, end of period	$19,331	$15,799

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 1, 2022
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(3)
	(In thousands)
Restructuring and other related charges:
Fabrication Technology:
Termination benefits(1)	$7,818	$452	$(1,861)	$(26)	$6,383
Facility closure costs and other(2)	291	4,815	(4,796)	(1)	309
	8,109	5,267	(6,657)	(27)	6,692
Non-cash charges(2)		37
		5,304
Medical Technology:
Termination benefits(1)	2,470	2,438	(1,905)	(9)	2,994
Facility closure costs and other(2)	358	233	(575)	—	16
	2,828	2,671	(2,480)	(9)	3,010
Non-cash charges(2)		282
		2,953
Total:
Total restructuring liability activity	$10,937	7,938	$(9,137)	$(36)	$9,702
Total Non-cash charges		319
		$8,257
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities, site cost structures, and product lines. The Medical Technology segment charges include $0.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 1, 2022.
(3) As of April 1, 2022, $9.5 million and $0.2 million of the Company’s restructuring liability was included in Accrued liabilities and Other liabilities, respectively.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt, which was $2.1 billion as of both April 1, 2022 and December 31, 2021, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	April 1, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,875	$—	$—	$5,875
Foreign currency contracts - not designated as hedges	—	1,628	—	1,628
Deferred compensation plans	—	13,811	—	13,811
	$5,875	$15,439	$—	$21,314

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,984	$—	$2,984
Deferred compensation plans	—	13,811	—	13,811
	$—	$16,795	$—	$16,795

	December 31, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,133	$—	$—	$8,133
Foreign currency contracts - not designated as hedges	—	2,607	—	2,607
Deferred compensation plans	—	11,213	—	11,213
	$8,133	$13,820	$—	$21,953

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$3,044	$—	$3,044
Deferred compensation plans	—	11,213	—	11,213
	$—	$14,257	$—	$14,257

There were no transfers in or out of Level One, Two or Three during the three months ended April 1, 2022.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of April 1, 2022 and December 31, 2021, the Company had foreign currency contracts related to purchases and sales with notional values of $203.6 million and $273.2 million, respectively.

The Company recognized the following in its Condensed Consolidated Financial Statements related to its derivative instruments:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$9,028	$12,381
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts:
Unrealized gain (loss)	(1,356)	(2,611)
Realized gain (loss)	(14,582)	51
(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt.

13. Commitments and Contingencies

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s 2021 Form 10-K. Since the Company did not retain an interest in the ongoing operations of its divested businesses, the retained asbestos-related activity has been classified in its Condensed Consolidated Statements of Operations as a component of Loss from discontinued operations, net of taxes. In conjunction with the Separation, all asbestos-related contingencies and insurance coverages from the divested industrial businesses were transferred fully to ESAB Corp.
Asbestos Contingencies

Asbestos-related claims activity since December 31 is as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Number of claims)
Claims unresolved, beginning of period	14,559	14,809
Claims filed(1)	1,065	1,067
Claims resolved(2)	(779)	(581)
Claims unresolved, end of period	14,845	15,295
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to asbestos-related litigation:

	April 1, 2022	December 31, 2021
	(In thousands)
Long-term asbestos insurance asset(1)	$229,215	$231,900
Long-term asbestos insurance receivable(1)	17,002	15,421
Accrued asbestos liability(2)	34,494	30,572
Long-term asbestos liability(3)	254,106	261,779
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

General Litigation

The Company is involved in various other pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded as incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

ENOVIS CORPORATION
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

The Company’s segment results were as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Net sales:
Fabrication Technology	$647,911	$568,128
Medical Technology	375,457	311,083
	$1,023,368	$879,211
Segment operating income (loss)(1):
Fabrication Technology	$95,545	$82,305
Medical Technology	(147)	2,162
Corporate and other	(31,396)	(17,361)
	$64,002	$67,106
(1) The following is a reconciliation of Income from continuing operations before income taxes to segment operating income:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Income from continuing operations before income taxes	$38,019	$35,647
Interest expense, net	15,099	25,660
Restructuring and other related charges(1)	8,257	4,046
MDR and related costs(2)	2,627	1,753
Segment operating income	$64,002	$67,106
(1) Restructuring and other related charges includes $0.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 1, 2022.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Devices Regulation. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. Subsequent Events

As discussed in Note 1, “General”, the Company completed the separation of its fabrication technology business on April 4, 2022 through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corp to the Company’s stockholders. In connection with the Separation, ESAB Corp and Enovis entered into various agreements to affect the Separation and provide a framework for Enovis’ relationship with ESAB Corp after the Separation, including a separation and distribution agreement, stockholders’ and registration rights agreement, employee matters agreement, tax matters agreement, transition services agreement, ESAB Business Excellence System (“EBS”) license agreement, and intellectual property matters agreement. These agreements will govern the Separation between Enovis and ESAB Corp of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Enovis and its subsidiaries attributable to periods prior to, at and after the Separation and will govern certain relationships between Enovis and ESAB Corp after the Separation.

In connection with the Separation, ESAB Corp issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to Enovis upon Separation. The distribution proceeds were used by Enovis in conjunction with $450 million of borrowings on a term loan under the new Enovis credit facility, as discussed below, and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on its Credit Facility, $302.8 million of outstanding debt and accrued interest on its 2026 Notes, as well as a redemption premium at 103.188% of the principal amount of the 2026 Notes, and other fees and expenses due at closing. Additionally, on April 7, 2022, the Company completed the redemption of its Euro Senior Notes representing all of its outstanding €350 million principal 3.250% Senior Notes due 2025 consisting of $392.1 million outstanding debt and accrued interest as well as a redemption premium of 100.813% of the principal amount. In the second quarter of 2022, the Company expects a net loss on the early extinguishment of debt of approximately $17 million, including approximately $13 million of redemption premiums on the retired debt instruments and $4 million of noncash write-offs of original issue discount and deferred financing fees on the Euro Senior Notes and Senior Notes. The Company also expects additional charges of approximately $7 million in conjunction with entering into the new Enovis Credit Facility and the extinguishment of the prior Credit Facility, which is subject to finalization.

In accordance with the redemption notices and subsequent redemption of the debt described above, $421.3 million has been reclassified from long-term debt to current maturities. The amount reflects the debt retired that was not refinanced on a long-term basis.

The Company retained 10% of the shares of ESAB Corp common stock as part of the Separation. The Company intends to divest its 10% retained shares in ESAB Corp in a tax-efficient exchange for its outstanding debt under the new Enovis credit facility no later than 12 months after the Distribution Date. The retained stake in ESAB Corp, based on the initial opening share price, is approximately $300 million on a fair value basis and will be marked-to-market each reporting period.

Immediately following the Separation, the Company effected a one-for-three reverse stock split of all issued and outstanding shares of Enovis common stock. As a result of the reverse stock split, all share and per share figures contained in the accompanying Condensed Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

On April 4, 2022, the Company entered into a new credit agreement (the “Enovis Credit Agreement”) which replaces the Company’s prior credit agreement and concurrently terminated all indebtedness of the Company outstanding thereunder being repaid on such date with proceeds of the Enovis Credit Agreement and other funds of the Company.

The Enovis Credit Agreement consists of a revolving credit facility that totals $900 million in commitments with a maturity date of April 4, 2027 (the “Enovis Revolver”) and a term loan in an aggregate amount of $450 million with a maturity date of April 4, 2023 (the “Enovis Term Loan”, and together with the Enovis Revolver, the “Enovis Credit Facilities”). The Enovis Revolver includes a $50 million swingline loan sub-facility. The Enovis Revolver will be used to provide funds for the Company’s ongoing working capital requirements and for general corporate purposes.

The Enovis Term Loan bears interest, at the election of the Company, at either the base rate (as defined in the Enovis Credit Agreement) or at the term Secured overnight financing rate (“SOFR”) plus an adjustment (as defined in the Enovis Credit Agreement), in each case, plus the applicable interest rate margin. The Enovis Revolver bears interest, at the election of the Company, at either the base rate or, in the case of loans denominated in dollars, the term SOFR rate plus an adjustment or the daily simple SOFR plus an adjustment, in the case of loans denominated in euros, the adjusted EURIBOR rate and, in the case of loans denominated in sterling, SONIA plus an adjustment (as all such rates are defined in the Enovis Credit Agreement), in each case, plus the applicable interest rate margin. Initially, the applicable interest rate margin will be 1.500% or, in the case

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of base rate loans, 0.500%, and in future quarters it may change based upon the Company’s total leverage ratio (ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Enovis Credit Agreement.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.50:1.00, with a step-down to, on the date on which the Company and its subsidiaries have transferred any retained shares of ESAB common stock to one or more unaffiliated third parties, 4.00:1.00, commencing with the fiscal quarter ending June 30, 2023, 3.75:1.00 and commencing with the fiscal quarter ending June 30, 2024, 3.50:1.00, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Term Loan and the Enovis Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2022 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the separation of our fabrication and medical technology businesses into two differentiated, independent publicly traded companies (the “Separation”); the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for, each company following the Separation; the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

•risks related to the Separation, including our ability to realize the anticipated benefits of the Separation; the potential to incur significant liability if the separation and distribution of ESAB Corp is determined to be a taxable transaction; potential indemnification liabilities to ESAB Corp pursuant to the separation and distribution agreement and related agreements entered into in connection with the Separation; developments related to the impact of the COVID-19 pandemic on the Separation, and the financial and operating performance of each company following the Separation;

•volatility in the commodity markets and certain commodity prices due to economic disruptions from the COVID-19 pandemic and various geopolitical events;

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

•disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine (including any political or economic responses and counter-responses);

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

•changes in our tax rates, realizability of deferred tax assets, or exposure to additional income tax liabilities, including the effects of the COVID-19 global pandemic;

•our ability to manage and grow our business and execution of our business and growth strategies;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2021 Form 10-K and Part II. Item 1A. “Risk Factors” in this Form 10-Q.

The effects of the COVID-19 pandemic, including the rise, prevalence and severity of variants of the virus and actions by governments, businesses and individuals in response to the situation, may give rise or contribute to or amplify the risks associated with many of these factors.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2021 Form 10-K and Part II. Item 1A. “Risk Factors” in this Form 10-Q for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

Please see Part I, Item 1. “Business” in our 2021 Form 10-K for a discussion of the Company’s objectives and methodologies for delivering shareholder value.

Prior to the Separation on April 4, 2022, the Company conducted its operations through two operating segments: Fabrication Technology and Medical Technology.

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

Prior to the Separation, we had a global footprint, with production facilities in Europe, North America, South America, Asia, Australia and Africa, serving a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Prior to our Separation, our customer base was highly diversified in the medical and industrial end markets. Enovis, after the Separation, now serves two primary end markets in medical devices, prevention & recovery products and reconstructive surgical products, and it generates approximately 68% of its revenues in the United States and the majority of the remaining balance in Europe.

In conjunction with the Separation, we rebranded our business management system as Enovis Growth Excellence (“EGX”). EGX is integral to our operations and includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. EGX leverages our culture of continuous improvement to rapidly uncover and execute growth opportunities. We believe that our management team’s access to, and experience in, the application of the EGX methodology is one of our primary competitive strengths.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended April 1, 2022 to the comparable period in 2021 is affected by the following significant items:

The Separation

On April 4, 2022 (the “Distribution Date”), we completed the Separation through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corp to Enovis stockholders. We retained 10% of the shares of ESAB Corp common stock immediately following the Separation. We intend to divest the 10% retained shares in ESAB Corp in a tax-efficient exchange for outstanding debt no later than 12 months after the Distribution Date. The Chairman of our board of directors and co-founder of Colfax, Mitchell P. Rales, is also serving as Chairman of the board of directors of ESAB Corp.

Since the disposition occurred in the second quarter of 2022, we will classify our fabrication technology business as a discontinued operation in our financial statements beginning in the second quarter of 2022; the results of our fabrication technology businesses are included in continuing operations in the accompanying financials for the three months ended April 1, 2022 and April 2, 2021.

We expect that the Separation will allow each company to: (1) optimize capital allocation for internal investment, mergers and acquisitions, and return of capital to shareholders; (2) tailor investment to its specific business profile and strategic priorities in the most efficient manner possible; (3) increase operating flexibility and resources to capitalize on growth opportunities in its respective markets; and (4) improve both investor alignment with its clear value proposition and the ability for investors to value it based on its distinct strategic, operational and financial characteristics. The Separation also provides each company with an appropriately valued acquisition currency that could be used for larger, transformational transactions.

Refer to Note 10, “Debt” and Note 15, “Subsequent Events” in the accompanying Notes to the Condensed Consolidated Financial Statements for more information regarding the Separation.

The COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products.

In an effort to contain COVID-19 or slow its spread, governments around the world enacted measures including periodically closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing. Increased access to vaccinations subsequently contributed to slowing the spread of COVID-19, resulting in some or all restrictions being lifted in a number of jurisdictions around the world, allowing a return to more normal activity and operational levels during the first half of 2021. However, the emergence and subsequent spread of COVID-19 variants in the second half of 2021 led to the reinstatement of certain restrictions, which slowed the pace of recovery into the beginning of the first quarter of 2022.

As reflected in the discussions that follow, the pandemic and actions taken in response to it had a variety of impacts on our results of operations during 2021 and 2022, including sales levels, inflation and supply chain challenges.

There may be developments outside our control that require us to further adjust our operations. Given the potential dynamic nature of this situation, including the rise, prevalence and severity of variants of the virus, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

COVID-19 and other market dynamics have caused widespread supply chain challenges due to labor, raw material, and component shortages. As a result, we continue to experience supply constraints in our businesses, which have led to cost inflation and logistics delays. We are taking actions in an effort to mitigate impacts to our supply chain, however, we expect these pressures to continue.

Please see Part I. Item 1A. “Risk Factors” in our 2021 Form 10-K for a further discussion of some of the risks related to the COVID-19 pandemic.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the three months ended April 1, 2022 presented in this filing represents the incremental sales subsequent to the beginning of the prior year periods.

During 2021, we completed one acquisition in our Fabrication Technology segment and five acquisitions in our Medical Technology segment for net cash consideration of $206.5 million and equity consideration of $285.7 million. The largest of these acquisitions were in our Medical Technology segment, including Trilliant Surgical, a national provider of foot and ankle orthopedic implants; MedShape, Inc., a provider of innovative surgical solutions for foot and ankle surgeons; and Mathys AG Bettlach, a Switzerland-based company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine.

Foreign Currency Fluctuations

A significant portion of our Net sales, approximately 61% for both the three months ended April 1, 2022 and April 2, 2021, were derived from operations outside the U.S., with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the U.S., a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended April 1, 2022 compared to the three months ended April 2, 2021, fluctuations in foreign currencies had an unfavorable impact on the change in Net sales and Gross profit of approximately 3% and reduced Selling, general and administrative expenses by 2%. The changes in foreign exchange rates since December 31, 2021 also decreased net assets by approximately 1% as of April 1, 2022.

Seasonality

European operations in our Fabrication Technology segment typically experience a slowdown during the July, August and December vacation seasons. Sales in our Medical Technology segment typically peak in the fourth quarter. However, the business impact caused by the COVID-19 pandemic has distorted the effects of historical seasonality patterns.

Non-GAAP Measures

Adjusted EBITA

Adjusted EBITA, a non-GAAP performance measure, is included in this report because it is a key metric used by our management to assess our operating performance. Adjusted EBITA excludes from Net income from continuing operations the effect of restructuring and other related charges, MDR and related costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs, as well as income tax expense, pension settlement gain, debt extinguishment charges and interest expense, net. We also present Adjusted EBITA margin, which is subject to the same adjustments as Adjusted EBITA. Further, we present Adjusted EBITA (and Adjusted EBITA margin) on a segment basis, where we exclude the impact of restructuring and other related charges, MDR and related costs, acquisition-related intangible asset amortization and other non-cash charges, and strategic transaction costs from segment operating income. Adjusted EBITA assists Enovis management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Enovis management also believes that presenting these measures allows investors to view its performance using the same measure that we use in evaluating our financial and business performance and trends.

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

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)
Net income from continuing operations (GAAP)	$19.4	$27.7
Income tax expense	18.7	7.9
Interest expense, net	15.1	25.7
Restructuring and other related charges(1)	8.3	4.0
MDR and related costs(2)	2.6	1.8
Strategic transaction costs(3)	21.4	1.4
Acquisition-related amortization and other non-cash charges(4)	43.6	38.5
Adjusted EBITA (non-GAAP)	$129.0	$107.1
Net income margin from continuing operations (GAAP)	1.9%	3.2%
Adjusted EBITA margin (non-GAAP)	12.6%	12.2%
(1) Restructuring and other related charges includes $0.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three months ended April 1, 2022.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) For the three months ended April 1, 2022, Strategic transaction costs includes costs related to the Separation and certain transaction and integration costs related to recent acquisitions. For the three months ended April 2, 2021, Strategic transaction costs includes costs related to the Separation.
(4) Includes amortization of acquired intangibles and fair value charges on acquired inventory.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITA by segment for the three months ended April 1, 2022 and April 2, 2021, respectively.

	Three Months Ended April 1, 2022
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$90.2	$(5.7)	$(31.4)	$53.1
Restructuring and other related charges	5.3	3.0	—	8.3
MDR and other costs	—	2.6	—	2.6
Segment operating income (loss) (non-GAAP)	95.5	(0.1)	(31.4)	64.0
Strategic transaction costs	3.6	2.1	15.7	21.4
Acquisition-related amortization and other non-cash charges	7.7	35.9	—	43.6
Adjusted EBITA (non-GAAP)	$106.9	$37.8	$(15.7)	$129.0
Segment operating income margin (non-GAAP)	14.7%	—%	—%	6.3%
Adjusted EBITA margin (non-GAAP)	16.5%	10.1%	—%	12.6%
(1) Restructuring and other related charges includes $0.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three months ended April 1, 2022.

	Three Months Ended April 2, 2021
	Fabrication Technology	Medical Technology	Corporate and other	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$79.2	$(0.6)	$(17.4)	$61.3
Restructuring and other related charges(1)	3.1	1.0	—	4.0
MDR and other costs	—	1.8	—	1.8
Segment operating income (loss) (non-GAAP)	82.3	2.2	(17.4)	67.1
Strategic transaction costs	—	—	1.4	1.4
Acquisition-related amortization and other non-cash charges	9.1	29.4	—	38.5
Adjusted EBITA (non-GAAP)	$91.4	$31.6	$(15.9)	$107.1
Segment operating income margin (non-GAAP)	14.5%	0.7%	—%	7.6%
Adjusted EBITA margin (non-GAAP)	16.1%	10.2%	—%	12.2%

Total Company

Sales

Net sales for the three months ended April 1, 2022 increased from the three months ended April 2, 2021. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended
	Net Sales	Change %
	(Dollars in millions)
For the three months ended April 2, 2021	$879.2
Components of Change:
Existing Businesses(1)	124.5	14.2%
Acquisitions(2)	45.6	5.2%
Foreign Currency Translation(3)	(25.9)	(2.9)%
	144.2	16.4%
For the three months ended April 1, 2022	$1,023.4
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to factors such as price, product mix and volume.
(2) Represents the incremental sales as a result of acquisitions closed subsequent to the beginning of the prior year period.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

The increase in Net sales during the first quarter ended April 1, 2022 compared to the prior year period was primarily attributable to acquisition-related sales, inflation-related pricing increases and organic volume increases. Both current year and prior year periods sales volumes were negatively impacted by COVID-19. Existing business sales in our Fabrication Technology segment increased $101.2 million in the three months ended April 1, 2022 primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives and improved sales volume. During the three months ended April 1, 2022, existing business sales in our Medical Technology segment increased $23.3 million due to higher sales volumes compared to the prior year period. Net sales from acquisitions for the three months ended April 1, 2022 are due to acquisitions in our Medical Technology segment that closed since the beginning of 2021. The strengthening of the U.S. dollar relative to other currencies, most notably the Euro, resulted in a $25.9 million unfavorable foreign currency translation impact.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)
Gross profit	$430.2	$371.1
Gross profit margin	42.0%	42.2%
Selling, general and administrative expense	$369.4	$305.7
Operating income	$53.1	$61.3
Operating income margin	5.2%	7.0%
Net income from continuing operations	$19.4	$27.7
Net income margin from continuing operations	1.9%	3.2%
Adjusted EBITA (non-GAAP)	$129.0	$107.1
Adjusted EBITA margin (non-GAAP)	12.6%	12.2%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$8.3	$4.0
MDR and related costs	$2.6	$1.8
Strategic transaction costs	$21.4	$1.4
Acquisition-related amortization and other non-cash charges	$43.6	$38.5
Interest expense, net	$15.1	$25.7
Income tax expense	$18.7	$7.9
(1) Restructuring and other related charges includes $0.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three months ended April 1, 2022.

First Quarter of 2022 Compared to First Quarter of 2021

Gross profit increased in the first quarter of 2022 compared with the prior year period due to a $24.5 million increase in our Fabrication Technology segment and a $34.6 million increase in our Medical Technology segment. The Gross profit increase was primarily attributable to business acquisition-related increases, favorable sales mix, and improved volumes. Increased Gross profit in our Medical Technology segment was also due to acquisition growth primarily in Reconstructive product lines. Improved Gross profit in both segments was partially offset by increased supply chain and logistic costs. Gross profit margin was impacted by the same drivers as Gross profit, but decreased slightly due to inflation-related customer pricing and cost increases in our Fabrication Technology segment.

Selling, general and administrative expense increased $63.7 million in the first quarter of 2022 compared to the prior year period due to business acquisition-related increases of $26.7 million in our Medical Technology segment, a $20.0 million increase in strategic transaction costs driven by higher Separation-related costs, and, to a lesser extent, increases in compensation and travel costs.

Interest expense, net decreased in the first quarter of 2022 compared to the prior year period due to a reduction in debt balances, primarily as a result of the redemption of senior notes in the second quarter of 2021.

The effective tax rate for Net income from continuing operations during the first quarter of 2022 was 49.1%, which was higher than the 2022 U.S. federal statutory tax rate of 21%, mainly due to withholding taxes, taxable foreign exchange gains, U.S. taxation of international operations, other non-deductible expenses, and various items expensed discretely to the quarter. The effective tax rate for the first quarter of 2021 was 22.2%, which was higher than the 2021 U.S. federal statutory tax rate of 21% mainly due to withholding taxes, taxable foreign exchange gains and other non-deductible expenses partially offset by the benefit of U.S. tax credits.

Net income from continuing operations decreased in the first quarter of 2022 compared with the prior year period primarily due to costs associated with the Separation, increased income tax expense and acquisition-related costs, partially offset by improved sales volumes. Net income margin from continuing operations decreased by 130 basis points due to the aforementioned factors. Adjusted EBITA increased due to the improved sales volumes, partially offset by higher supply chain and logistic costs. Adjusted EBITA margin increased 40 basis points for the same reasons Adjusted EBITA increased, partially offset by inflation-related customer pricing and cost increases in our Fabrication Technology segment, as well as recent acquisitions in our Medical Technology segment which were dilutive to the margin, but are expected to be accretive in future years.

Business Segments

As discussed above, we report results in two reportable segments: Fabrication Technology and Medical Technology.

Fabrication Technology

Our fabrication technology business formulates, develops, manufactures and supplies consumable products and equipment, including cutting, joining, and automated welding products, as well as gas control equipment. Our fabrication technology products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s fabrication technology equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of digital software and solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of end markets, including general industry, construction, infrastructure, transportation, energy, renewable energy, and medical & life sciences. As part of the Separation described elsewhere in this report, on April 4, 2022, we spun-off our fabrication technology business. Refer to Note 15, “Subsequent Events” in the accompanying Notes to the Condensed Consolidated Financial Statements for more information regarding the Separation.

The following table summarizes selected financial results for our Fabrication Technology segment:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)
Net sales	$647.9	$568.1
Gross profit	$224.3	$199.8
Gross profit margin	34.6%	35.2%
Selling, general and administrative expense	$128.8	$117.5
Segment operating income (non-GAAP)	$95.5	$82.3
Segment operating income margin (non-GAAP)	14.7%	14.5%
Adjusted EBITA (non-GAAP)	$106.9	$91.4
Adjusted EBITA margin (non-GAAP)	16.5%	16.1%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$5.3	$3.1
Strategic transaction costs	$3.6	$—
Acquisition-related amortization and other non-cash charges	$7.7	$9.1

First Quarter of 2022 Compared to First Quarter of 2021

Net sales in our Fabrication Technology segment increased $79.8 million, or 14%, in the first quarter of 2022 compared with the prior year period driven primarily by inflation-related customer pricing impacts, as well as new product initiatives and improved sales volumes, partially offset by unfavorable foreign currency translation. Gross profit increased $24.5 million due to the improved sales volumes, driven by new product initiatives, and favorable product mix. Gross profit margin decreased 60 basis points due to inflation-related customer pricing and cost increases, which compressed the margin. Selling, general and administrative expense increased primarily due to increased costs related to the Separation, as well as increased allowances on receivables in certain regions and increased compensation costs. Segment operating income and Segment operating income margin improved due to increased sales and favorable product mix, partially offset by increased Selling, general and administrative expenses. Adjusted EBITA and Adjusted EBITA margin increased for the same reasons, partially offset by inflation-related customer pricing and cost increases during the first quarter of 2022.

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

The following table summarizes the selected financial results for our Medical Technology segment:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)
Net sales	$375.5	$311.1
Gross profit	$205.9	$171.3
Gross profit margin	54.8%	55.1%
Selling, general and administrative expense	$208.4	$170.9
Segment operating income (non-GAAP)	$(0.1)	$2.2
Segment operating income margin (non-GAAP)	—%	0.7%
Adjusted EBITA (non-GAAP)	$37.8	$31.6
Adjusted EBITA margin (non-GAAP)	10.1%	10.2%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$3.0	$1.0
MDR and related costs(2)	$2.6	$1.8
Strategic transaction costs	$2.1	$—
Acquisition-related amortization and other non-cash charges	$35.9	$29.4
(1) Restructuring and other related charges includes $0.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three months ended April 1, 2022.

First Quarter of 2022 Compared to First Quarter of 2021

Net sales increased in our Medical Technology segment in the first quarter of 2022 compared with the prior year period primarily due to acquisition-related sales growth of $45.6 million in the current year period. Sales from existing business increased $23.3 million primarily due to higher sales volumes in the current year period compared to the prior year period, both of which were impacted by COVID-19. The benefit from acquisition-related sales and increased existing business sales was partially offset by unfavorable foreign currency translation. Gross profit increased in the first quarter of 2022 compared to the first quarter of 2021 primarily due to acquisition-related growth and favorable product mix, partially offset by increased supply chain and logistic costs and acquisition-related inventory valuation step-up charges, which also led to a slight decrease in Gross profit margin. Selling, general and administrative expense increased over the same period primarily due to costs associated with acquisitions, including integration costs for the newly-acquired businesses and increased commissions as a result of improved sales volumes. Segment operating income and Segment operating income margin decreased primarily due to increased acquisition-related costs and costs related to the Separation, partially offset by improved sales volumes. Adjusted EBITA increased primarily due to improved sales volumes in the current year, partially offset by increased supply chain and logistic costs and increased Selling, general and administrative costs, while adjusted EBITA margin decreased slightly primarily due to the dilutive impact of recent acquisitions. Restructuring and other related charges increased by $2.0 million due to the implementation of new restructuring initiatives.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash after the Separation will be for working capital, funding of acquisitions, near-term Separation costs, capital expenditures, restructuring, and debt service and principal repayments. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

On April 4, 2022, we completed the separation of our fabrication technology business through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corp to Enovis stockholders. We retained 10% of the shares of ESAB Corp common stock immediately following the Separation. We intend to divest the 10% retained shares in ESAB Corp in a tax-efficient exchange for our outstanding debt no later than 12 months after the Distribution date.

In connection with the Separation, ESAB Corp issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to us upon Separation. We used the distribution proceeds in conjunction with $450 million of borrowings on a term loan under the new credit facility, and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on our existing credit facility, $302.8 million of outstanding debt and accrued interest on our senior notes due February 15, 2026 (“2026 Notes”), as well as a redemption premium at 103.188% of the principal amount of our 2026 Notes, and other fees and expenses due at closing. Additionally, on April 7, 2022, we completed the redemption of our senior unsecured notes due April 2025 (“Euro Senior Notes”) representing all of its outstanding €350 million principal 3.250% Senior Notes due 2025 at a redemption price of 100.813% of the principal amount. Refer to Note 15, “Subsequent Events” for further information including detail of ongoing financing arrangements.

Equity Capital

On March 19, 2021, we completed the underwritten public offering of 5.4 million shares of our Common stock, as adjusted for the reverse split, resulting in net proceeds of $711.3 million, after deducting offering expenses and underwriters’ discount and commissions. We used the proceeds to pay down certain of our senior notes, as discussed further below.

On July 28, 2021, the Company issued 2.2 million shares of Common stock, as adjusted for the reverse split, to the former shareholders of Mathys for acquisition consideration of $285.7 million.

In 2018, our Board of Directors authorized the repurchase of our Common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of April 1, 2022, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Credit Facility”), which was legally extinguished in conjunction with the Separation on April 4, 2022, consisted of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an initial aggregate principal amount of $825 million, each with a maturity date of December 6, 2024. The Revolver contained a $50 million swing line loan sub-facility. Refer to Note 10, “Debt” and Note 15, “Subsequent Events” in the accompanying Notes to the Condensed Consolidated Financial Statements for more information. As of April 1, 2022, the Company was in compliance with the covenants under the Credit Facility.

As of April 1, 2022, the weighted-average interest rate of borrowings under the Credit Facility was 1.74%, excluding accretion of original issue discount and deferred financing fees, and there was $375 million available on the Revolver.

Euro Senior Notes

Our senior unsecured notes with an aggregate principal amount of €350 million were due in May 2025 and had an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 after the completion of the Separation.

TEU Amortizing Notes

On January 15, 2022, we made the final installment payment on our TEU amortizing notes, which had an initial principal amount of $15.6099 per unit and an interest rate of 6.50% per annum. We paid $6.5 million and $6.1 million of principal on the TEU amortizing notes in the three months ended April 1, 2022 and April 2, 2021, respectively.

2026 Notes

We had senior notes with an initial aggregate principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 after the completion of the Separation.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $168.2 million. As of April 1, 2022, there were no outstanding borrowings under these facilities. Subsequent to the end of the first quarter of 2022, the bilateral credit facilities are no longer available to Enovis due to the completion of the Separation as they relate to ESAB Corp or expired.

We are also party to letter of credit facilities with an aggregate capacity of $211.9 million. Total letters of credit of $40.2 million were outstanding as of April 1, 2022. Substantially all of the letter of credit facilities relate to central banking entities and operations of ESAB Corp which was spun-off with the fabrication technology business on April 4, 2022.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of April 1, 2022, we had $661.5 million of Cash and cash equivalents, a decrease of $57.9 million from the balance as of December 31, 2021 of $719.4 million. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(14.4)	$84.4
Purchases of property, plant and equipment	(24.1)	(24.5)
Proceeds from sale of property, plant and equipment	2.7	—
Acquisitions, net of cash received, and investments	(13.8)	(103.5)
Net cash used in investing activities	(35.2)	(128.0)
Repayments of borrowings, net	(7.4)	(6.3)
Proceeds from issuance of common stock, net	1.2	716.6
Deferred consideration payments and other	(4.6)	(2.7)
Net cash provided by (used in) financing activities	(10.8)	707.7
Effect of foreign exchange rates on Cash and cash equivalents	2.5	(1.4)
Increase (decrease) in Cash and cash equivalents	$(57.9)	$662.6

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs, restructuring, and strategic transaction costs including Separation costs. Changes in significant operating cash flow items are discussed below.

•During the three months ended April 1, 2022 and April 2, 2021, cash payments of $9.1 million and $4.7 million, respectively, were made related to our restructuring initiatives.

•During the three months ended April 1, 2022, cash payments of $7.9 million were made related to the Separation.

•Year-to-date 2022 results include $61.9 million of outflows from working capital business growth, which have caused certain increases in accounts receivable and inventory levels, offset by an increase in accounts payable. Results in the comparable prior year period provided cash of $8.3 million due to an increase in accounts payable, offset by increases in accounts receivable and inventory levels due to COVID-19 recovery.

•Prior year net cash provided by operating activities included a one-time cash inflow from a $36.0 million U.S. federal tax refund received in the first quarter of 2021.

•Cash used in operating activities related to discontinued operations for the three months ended April 1, 2022 was $5.8 million. Cash used in operating activities related to discontinued operations for the three months ended April 2, 2021 was $7.3 million, primarily due to a settlement related to a disposed business.

Cash flows used in investing activities during the three months ended April 1, 2022 decreased due to lower acquisition and investment activity in the current year period. Cash paid for acquisitions and investments in our Medical Technology segment was $13.8 million and $98.5 million during the three months ended April 1, 2022 and April 2, 2021, respectively. During the three months ended April 2, 2021, we also had an acquisition outlay in our Fabrication Technology segment of $5.0 million.

Cash flows used in financing activities during the three months ended April 1, 2022 include $7.4 million repayment of borrowings. Cash flows provided by financing activities for the three months ended April 2, 2021 included the $711.3 million net proceeds from the public offering of our Common stock on March 19, 2021. The net proceeds were used for the $600 million full redemption of our 2024 Notes and the $100 million partial redemption of our 2026 Notes in the second quarter of 2021.

Our Cash and cash equivalents as of April 1, 2022 include $59.9 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions. The majority of the cash and cash equivalents held in jurisdictions outside the U.S. relate to central banking entities and operations of ESAB Corp which was spun-off with the Fabrication Technology business on April 4, 2022.

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

There have been no other significant additions or changes to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2021 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of April 1, 2022 are variable-rate facilities based on LIBOR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three months ended April 1, 2022 and April 2, 2021 would have increased Interest expense for our variable rate-based debt by approximately $3.5 million and $2.0 million, respectively.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During both the three months ended April 1, 2022 and April 2, 2021, approximately 61% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Euro denominated borrowings under the Euro Senior Notes provide a natural hedge to a portion of our European net asset position. The effect of a change in currency exchange rates on our net investment in international subsidiaries, net of the translation effect of our Euro denominated borrowings, is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies relative to the U.S. dollar as of April 1, 2022 (net of the translation effect of our Euro denominated borrowings) would result in a reduction in Equity of approximately $186 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In addition to risk factors included in “Part I. Item 1A. Risk Factors” in our 2021 Form 10-K, we face the following risks:

We may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect our businesses.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others:

•the Separation will allow investors to value the Company based on its distinct investment identity, and enable investors to evaluate the merits, performance and future prospects of the Company’s businesses based on the distinct characteristics;
•the Separation will facilitate incentive compensation structures for employees more directly tied to the performance of the Company’s businesses, and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives; and
•the Separation will allow us to more effectively pursue our operating priorities and strategies, and enable management to focus on unique opportunities for long-term growth and profitability.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•certain costs and liabilities that were otherwise less significant to the Company prior to the Separation will be more significant for us as a separate company after the Separation; and
•we may not achieve the anticipated benefits of the Separation for a variety of reasons, including, among others, (i) we may be more susceptible to market fluctuations and other adverse events than we were prior to the Separation and (ii) following the Separation, our businesses are less diversified than they were prior to the Separation.

If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our businesses, operating results and financial condition could be adversely affected.

We could incur significant liability if the separation and distribution of ESAB Corp is determined to be a taxable transaction.

We have received an opinion from outside tax counsel to the effect that the separation and distribution of ESAB Corp qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from ESAB and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the separation and distribution are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the separation and distribution of ESAB are determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

Potential indemnification liabilities to ESAB Corp pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

We entered into a separation and distribution agreement and related agreements with ESAB Corp to govern the separation and distribution of ESAB Corp and the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify ESAB Corp under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which ESAB Corp has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against ESAB Corp will be sufficient to protect us against the full amount of the liabilities, or that ESAB Corp will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations and cash flows.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia and Russia has imposed counter-sanctions in response. Although we have no direct operations in Russia or Ukraine or government-imposed sanctions on our products currently, we could experience sanctions in the future and/or shortages in materials, increased costs for raw material and other supply chain issues due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, additional supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02***	Amended and Restated Bylaws of Enovis Corporation.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.2 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	May 10, 2022

/s/ Christopher M. Hix	Executive Vice President, Finance
Christopher M. Hix	Chief Financial Officer	May 10, 2022
(Principal Financial Officer)

/s/ Douglas J. Pitts	Vice President
Douglas J. Pitts	Controller and Chief Accounting Officer	May 10, 2022
(Principal Accounting Officer)