Form 10-Q
period 2022-07-01
Enovis CORP
filed 2022-08-04
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2022
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 28, 2022, there were 54,129,530 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Net sales	$395,117	$356,124	$770,574	$667,207
Cost of sales	179,211	155,531	348,768	295,332
Gross profit	215,906	200,593	421,806	371,875
Selling, general and administrative expense	225,481	197,913	444,747	375,992
Research and development expense	15,661	11,039	30,503	21,402
Insurance settlement gain	(33,034)	—	(33,034)	—
Restructuring and other related charges	2,245	1,992	4,664	2,963
Operating income (loss)	5,553	(10,351)	(25,074)	(28,482)
Interest expense, net	4,546	5,689	11,610	18,629
Debt extinguishment charges	20,104	29,870	20,104	29,870
Unrealized gain on investment in ESAB Corporation	(135,537)	—	(135,537)	—
Income (loss) from continuing operations before income taxes	116,440	(45,910)	78,749	(76,981)
Income tax expense (benefit)	(4,211)	(3,783)	(3,847)	(3,000)
Net income (loss) from continuing operations	120,651	(42,127)	82,596	(73,981)
Income (loss) from discontinued operations, net of taxes	(43,666)	71,829	10,690	123,923
Net income	76,985	29,702	93,286	49,942
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	130	355	397	645
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	—	705	966	1,581
Net income attributable to Enovis Corporation	$76,855	$28,642	$91,923	$47,716
Net income (loss) per share - basic
Continuing operations	$2.23	$(0.83)	$1.52	$(1.53)
Discontinued operations	$(0.81)	$1.39	$0.18	$2.50
Consolidated operations	$1.42	$0.56	$1.70	$0.98
Net income (loss) per share - diluted
Continuing operations	$2.21	$(0.83)	$1.51	$(1.53)
Discontinued operations	$(0.80)	$1.39	$0.18	$2.50
Consolidated operations	$1.41	$0.56	$1.69	$0.98

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$76,985	$29,702	$93,286	$49,942
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $—, $896 , $338, and $3,176	(30,876)	8,784	(84,337)	(44,397)
Unrealized gain on hedging activities, net of tax expense of $—, $(737), $2,711 , $3,506	—	(2,150)	9,028	10,231
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $—, $314, $199 , $631	—	1,045	629	2,100
Other comprehensive income (loss)	(30,876)	7,679	(74,680)	(32,066)
Comprehensive income	46,109	37,381	18,606	17,876
Less: comprehensive income (loss) attributable to noncontrolling interest	(1,303)	(369)	(408)	673
Comprehensive loss attributable to Enovis Corporation	$47,412	$37,750	$19,014	$17,203

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	July 1, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,605	$680,252
Trade receivables, less allowance for credit losses of $8,182 and $6,589	255,201	254,958
Inventories, net	400,852	356,233
Prepaid expenses	29,529	26,046
Other current assets	33,782	29,176
Investment in ESAB Corporation	263,070	—
Total current assets associated with discontinued operations	—	956,614
Total current assets	1,078,039	2,303,279
Property, plant and equipment, net	226,894	235,113
Goodwill	1,925,201	1,934,258
Intangible assets, net	1,114,325	1,154,028
Lease asset - right of use	71,032	76,485
Other assets	88,224	74,700
Total non-current assets associated with discontinued operations	—	2,738,049
Total assets	$4,503,715	$8,515,912

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$449,459	$7,701
Accounts payable	159,136	155,208
Accrued liabilities	204,206	225,391
Total current liabilities associated with discontinued operations	—	635,284
Total current liabilities	812,801	1,023,584
Long-term debt, less current portion	—	2,078,625
Non-current lease liability	55,208	56,549
Other liabilities	144,243	122,159
Total non-current liabilities associated with discontinued operations	—	573,562
Total liabilities	1,012,252	3,854,479
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,111,118 and 52,083,078 shares issued and outstanding as of July 1, 2022 and December 31, 2021, respectively	54	52
Additional paid-in capital	2,897,207	4,544,315
Retained earnings	680,947	589,024
Accumulated other comprehensive loss	(88,941)	(516,013)
Total Enovis Corporation equity	3,489,267	4,617,378
Noncontrolling interest	2,196	44,055
Total equity	3,491,463	4,661,433
Total liabilities and equity	$4,503,715	$8,515,912

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	52,083,078	$52	$4,544,315	$589,024	$(516,013)	$44,055	$4,661,433
Net income	—	—	—	15,068	—	1,233	16,301
Distributions to noncontrolling owners	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax of $3,248	—	—	—	—	(43,466)	(338)	(43,804)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Common stock-based award activity	255,957	—	11,056	—	—	—	11,056
Balance at April 1, 2022	54,030,880	54	4,555,369	604,092	(559,479)	44,009	4,644,045
Net income	—	—	—	76,855	—	130	76,985
Other comprehensive income, net of tax of $—	—	—	—	—	(29,443)	(1,433)	(30,876)
Distribution of ESAB Corporation	—	—	(1,666,732)	—	499,981	(40,510)	(1,207,261)
Common stock-based award activity	80,238	—	8,570	—	—	—	8,570
Balance at July 1, 2022	54,111,118	$54	$2,897,207	$680,947	$(88,941)	$2,196	$3,491,463

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	39,498,896	$40	$3,478,086	$517,367	$(452,106)	$44,487	$3,587,874
Net income	—	—	—	19,074	—	1,166	20,240
Distributions to noncontrolling owners	—	—	—	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax of $6,840	—	—	—	—	(39,621)	(124)	(39,745)
Conversion of tangible equity units into common stock	114,804	—	—	—	—	—	—
Common stock offering, net of issuance costs	5,366,666	5	711,316	—	—	—	711,321
Common stock-based award activity	218,744	—	12,433	—	—	—	12,433
Balance at April 2, 2021	45,199,110	45	4,201,835	536,441	(491,727)	44,475	4,291,069
Net income	—	—	—	28,642	—	1,060	29,702
Other comprehensive income (loss), net of tax of $473	—	—	—	—	9,108	(1,429)	7,679
Conversion of tangible equity units into common stock	2,058,000	2	(2)	—	—	—	—
Common stock-based award activity	190,105	—	23,510	—	—	—	23,510
Balance at July 2, 2021	47,447,215	$47	$4,225,343	$565,083	$(482,619)	$44,106	$4,351,960

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 1, 2022	July 2, 2021

Cash flows from operating activities:
Net income	$93,286	$49,942
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other impairment charges	117,300	128,721
Stock-based compensation expense	19,793	17,262
Non-cash interest expense	1,658	2,676
Unrealized gain on investment in ESAB Corporation	(135,537)	—
Debt extinguishment charges	20,104	29,870
Deferred income tax expense (benefit)	2,174	(3,865)
(Gain)/Loss on sale of property, plant and equipment	352	(1,437)
Changes in operating assets and liabilities:
Trade receivables, net	(33,123)	(83,458)
Inventories, net	(92,910)	(79,338)
Accounts payable	15,919	124,354
Other operating assets and liabilities	(48,329)	(21,975)
Net cash (used in) provided by operating activities	(39,313)	162,752
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(47,796)	(44,641)
Proceeds from sale of property, plant and equipment	2,746	3,191
Acquisitions, net of cash received, and investments	(35,123)	(230,650)
Net cash used in investing activities	(80,173)	(272,100)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	450,000	455,641
Payments under term credit facility	(785,000)	—
Repayments of borrowings on revolving credit facilities and other	(607,618)	(383,384)
Repayments of borrowings on Senior notes	(300,000)	(700,000)
Repayments of borrowings on Euro senior notes	(386,278)	—
Distribution from ESAB Corporation, net	1,143,369	—
Payment of debt issuance costs	(2,938)	—
Proceeds from issuance of common stock, net	1,727	730,002
Payment of debt extinguishment costs	(12,704)	(24,375)
Deferred consideration payments and other	(6,857)	(6,201)
Net cash (used in) provided by financing activities	(506,299)	71,683
Effect of foreign exchange rates on Cash and cash equivalents and Restricted Cash	2,020	(1,095)
Decrease in Cash and cash equivalents and Restricted cash	(623,765)	(38,760)
Cash and cash equivalents and Restricted Cash, beginning of period	719,370	101,069
Cash and cash equivalents, end of period	$95,605	$62,309

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Enovis Corporation (the “Company” or “Enovis”) was previously Colfax Corporation (“Colfax”) until its separation into two differentiated, independent, and publicly traded companies on April 4, 2022, as discussed below. Colfax was a leading diversified technology company that provided fabrication technology and medical device products and services to customers around the world, principally under the ESAB and DJO brands.

On April 4, 2022 (the “Distribution Date”), the Company completed the separation of its fabrication technology business (the “Separation”) through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corporation (“ESAB”) to Colfax stockholders. To affect the Separation, Colfax distributed to its stockholders one share of ESAB common stock for every three shares of Colfax common stock held at the close of business on March 22, 2022, with the Company retaining 10% of the shares of ESAB common stock immediately following the Separation. At July 1, 2022, the Company’s investment in ESAB was measured at fair value based on ESAB’s closing stock price, and was valued at $263.1 million. The Company intends to divest its retained stake in ESAB, in a tax-efficient exchange for its outstanding debt no later than 12 months after the Distribution Date. Upon completion of the Separation, Colfax, which retained the Company’s specialty medical technology business, changed its name to Enovis Corporation. On April 5, 2022, the Company began trading under the stock symbol “ENOV” on the New York Stock Exchange.

Since the Separation occurred in the second quarter of 2022, Enovis has classified its fabrication technology business as a discontinued operation in its historical financial statements for all periods presented.

Following the completion of the Separation, the Company revised its reporting structure to now conduct its business through two operating segments, “Prevention and Recovery”, which consists of the Company’s bracing, recovery sciences, and footcare product lines, and “Reconstructive”, which includes the Company’s surgical implant product lines.

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to Enovis. The distribution proceeds were used by Enovis in conjunction with $450 million of borrowings on a term loan (the “Enovis Term Loan”) under the new Enovis credit facility (the “Enovis Credit Agreement”), and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest under the Company’s previous credit agreement, which was legally extinguished upon completion of the Separation, $302.8 million of outstanding debt and accrued interest on its 2026 Notes at a redemption price of 103.188% of the principal amount, and other fees and expenses due at closing. Additionally, on April 7, 2022, the Company completed a full redemption of its €350 million principal 3.250% Euro Senior Notes due 2025 using cash on hand at a redemption price of 100.813% of the principal amount.

Immediately following the Separation, the Company effected a one-for-three reverse stock split of all issued and outstanding shares of Enovis common stock. As a result of the reverse stock split, prior-period share and per share figures contained in the accompanying Condensed Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Certain prior period amounts have been reclassified to conform to the current period presentation. The Condensed Consolidated Balance Sheet as of December 31, 2021 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), filed with the SEC on February 22, 2022.

The Company makes certain estimates and assumptions in preparing its Condensed Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates. The COVID-19 outbreak, which was characterized as a pandemic by the World Health Organization on March 11, 2020, has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption are difficult to

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

forecast. Furthermore, historical seasonality trends have been disrupted by the commercial impacts caused by the COVID-19 pandemic.

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the six months ended July 1, 2022. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Discontinued Operations

Separation of Fabrication Technology Business

On April 4, 2022, the Company completed the Separation of its fabrication technology business into an independent, publicly traded company: ESAB, a global organization that develops, manufactures and supplies consumable welding and cutting products and equipment, as well as gas control equipment, into diversified end markets such as medical and alternative energy. The spin-off was effected through a pro-rata distribution of 90% of the 60,034,311 outstanding common shares of ESAB to Enovis stockholders of record at the close of business on March 22, 2022 (the “Record Date”). Enovis stockholders received one share of ESAB for every three shares of Enovis stock they owned on the Record Date.

The carrying value of the assets and liabilities of the Company’s former fabrication technology business’ discontinued operations, other contributed legal entities, discontinued operations containing asbestos, and certain pension assets and liabilities, as of December 31, 2021 were as follows:

December 31, 2021
ASSETS	(in thousands)
Cash and cash equivalents	$39,118
Trade receivables, net	383,742
Inventories, net	420,062
Prepaid expenses	52,140
Other current assets	61,552
Total current assets associated with discontinued operations	956,614
Property, plant and equipment, net	286,278
Goodwill	1,533,037
Other intangibles, net	521,434
Lease asset - right of use	107,944
Other assets	289,356
Total assets associated with discontinued operations(1)	$3,694,663

LIABILITIES
Current portion of long-term debt	$613
Accounts payable	348,965
Accrued liabilities	285,706
Total current liabilities associated with discontinued operations	635,284
Long-term debt, less current portion	54
Non-current lease liability	88,777
Deferred tax liabilities	116,198
Other liabilities	368,533
Total liabilities associated with discontinued operations(1)	$1,208,846
(1) Total assets and liabilities include asbestos-related contingencies and insurance coverages previously reported by Colfax as discontinued operations. See Asbestos Contingencies section below for more information.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The financial results of the discontinued operation for the three and six months ended July 1, 2022 and July 2, 2021 include the fabrication technology business through the date of Separation and separation-related costs incurred and are presented as income from discontinued operations, net of income taxes, on the Company’s Consolidated Statements of Operations. The following table presents the financial results of the fabrication technology business:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Net sales	$—	$629,803	$647,911	$1,197,932
Cost of sales	—	411,412	423,580	779,746
Selling, general and administrative expense(1)	35,463	130,425	174,664	257,724
Restructuring and other related charges	—	3,488	5,304	6,563
Operating loss	(35,463)	84,478	44,363	153,899
Interest expense	—	12,117	8,035	24,837
Pension settlement gain	—	(11,208)	—	(11,208)
Income from discontinued operations before income taxes	(35,463)	83,569	36,328	140,270
Income tax (benefit) expense	8,203	11,740	25,638	16,347
Income from discontinued operations, net of taxes	$(43,666)	$71,829	$10,690	$123,923
(1) Selling, general and administrative expenses for the three months ended July 1, 2022 include certain transaction costs incurred to effect the Separation.

Total income attributable to noncontrolling interest related to ESAB, net of taxes was $1.0 million for the six months ended July 1, 2022, and $0.7 million and $1.6 million for the three and six months ended July 2, 2021, respectively.

Cash used in operating activities related to discontinued operations for the six months ended July 1, 2022 was $29.6 million. Cash provided by operating activities related to discontinued operations for the six months ended July 2, 2021 was $122.6 million. Cash used in investing activities related to discontinued operations for the six months ended July 1, 2022 and July 2, 2021 was $3.2 million and $14.4 million, respectively.

Asbestos Contingencies

The Company retained certain asbestos-related contingencies and insurance coverages from its previously divested businesses for which it did not retain an interest in the ongoing operations except for the contingencies. The net costs and cash flows associated with these contingencies and coverages were reported by the Company as discontinued operations. In conjunction with the Separation, all asbestos-related contingencies and insurance coverages from its divested businesses were transferred fully to ESAB. The Company has classified asbestos-related selling, general and administrative activity through the the date of Separation in its Condensed Consolidated Statements of Operations as part of Loss from discontinued operations, net of taxes. Subsequent to the Separation, the asbestos-related selling, general and administrative activity and asbestos assets and liabilities are no longer reflected in the Enovis financial statements.
.

4. Acquisitions and Investments

2022 Acquisitions

During the six months ended July 1, 2022, the Company completed three asset acquisitions, one business acquisition and two investments, which are carried at cost as they do not have a readily determinable fair value. Two of these transactions were completed by the Company’s Reconstructive segment, and the other four transactions were completed by the Prevention & Recovery segment. The asset acquisitions broaden the Company’s product offering and distribution network. Aggregate purchase consideration for the three asset acquisitions was $18.2 million, of which $8.6 million was paid in cash and $9.6 million of deferred and contingent consideration. The investments were acquired for $12.0 million in cash consideration.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On May 6, 2022, the Company completed a business acquisition in its Reconstructive segment of KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, by acquiring 100% of its equity interests. The entity is an Australian medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to its device supply arrangements with surgeons, hospitals, and insurers. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $14.3 million for the acquisition, net of cash received, and recorded estimated contingent consideration at fair value of $12.8 million related to certain future revenue targets. The Company allocated $13 million to goodwill and $18.2 million to intangible assets acquired. Purchase accounting procedures are ongoing and revisions to contingent consideration, intangible assets acquired, and adjustments for working capital true-ups may be recorded in future periods during the purchase price allocation period. The 360 Med Care acquisition broadens our customer base in Australia and adds to our overall product offerings.

Investments

As of July 1, 2022, the balance of investments held by the company without readily determinable fair values was $31.9 million. The investments are carried at cost minus impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of the investments.

The Company holds equity securities in ESAB Corporation for total value of $263.1 million which are recorded at fair value. During the three and six months ended July 1, 2022, the Company recorded an unrealized gain of $135.5 million over cost basis. The company does not hold other equity securities measured at fair value.

2021 Acquisitions

During the six months ended July 2, 2021, the Company completed three acquisitions in its Reconstructive segment for aggregate net cash consideration of $208.1 million. The acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date.

The Reconstructive segment acquired Trilliant Surgical (“Trilliant”), a provider of foot and ankle orthopedic implants, in the first quarter of 2021 for net cash consideration of $79.6 million. The Reconstructive segment’s acquisitions in the second quarter of 2021 included MedShape, Inc. (“MedShape”), a provider of innovative surgical solutions for foot and ankle surgeons, which was acquired for net cash consideration of $124.6 million. The Trilliant and MedShape acquisitions further expand the Company’s U.S. foot and ankle product lines. The purchase accounting for all acquisitions made in the six months ended July 2, 2021 has been completed. The Company also made two investments in medical technology businesses during the six months ended July 2, 2021 for a total of $14.8 million. Both investments were carried at cost as of July 1, 2022, as they do not have a readily determinable fair value.

During the second half of 2021, the Reconstructive segment acquired Mathys AG Bettlach for total acquisition equity consideration of $285.7 million, which included cash acquired of $14.7 million. Purchase allocation procedures for this acquisition are ongoing as of July 1, 2022. For further information on prior year acquisitions and investments, refer to Note 5. “Acquisitions” in the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. There have been no material changes to purchase accounting estimates for the prior year acquisitions since the issuance of the Company’s 2021 Form 10-K.

5. Revenue

The Company provides orthopedic solutions, including products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. Substantially all its revenue is recognized at a point in time. The Company disaggregates its revenue into the following segments:

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands)
Prevention and Recovery	$263,783	$266,919	$508,618	$501,593
Reconstructive	131,334	89,205	261,956	165,614
Total	$395,117	$356,124	$770,574	$667,207

Given the nature of the Company’s business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of July 1, 2022 is immaterial.

The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates, implicit price concessions, and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2021 and 2020, total contract liabilities were $9.2 million and $15.0 million, respectively. During the three and six months ended July 1, 2022, revenue recognized that was included in the contract liability balance at the beginning of the year was $2.6 million and $6.2 million, respectively. During the three and six months ended July 2, 2021, revenue recognized that was included in the contract liability balance at the beginning of the year was $2.3 million and $3.1 million, respectively. As of July 1, 2022 and July 2, 2021, total contract liabilities were $3.1 million and $13.6 million, respectively, and were included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The contract liabilities as of December 31, 2021 included $4.9 million of certain one-time advance payments.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 1, 2022
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$6,589	$343	$1,391	$(141)	$8,182

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$120,521	$(42,482)	$82,199	$(74,626)
Weighted-average shares of Common stock outstanding – basic	54,080,549	51,291,986	53,969,738	48,902,883
Net income (loss) per share from continuing operations – basic	$2.23	$(0.83)	$1.52	$(1.53)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$120,521	$(42,482)	$82,199	$(74,626)
Weighted-average shares of Common stock outstanding – basic	54,080,549	51,291,986	53,969,738	48,902,883
Net effect of potentially dilutive securities - stock options, restricted stock units and tangible equity units	441,300	—	489,134	—
Weighted-average shares of Common stock outstanding – diluted	54,521,849	51,291,986	54,458,872	48,902,883
Net income (loss) per share from continuing operations – diluted	$2.21	$(0.83)	$1.51	$(1.53)
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes, of $0.1 million and $0.4 million for the three and six months ended July 1, 2022, respectively, and $0.4 million and $0.6 million for the three and six months ended July 2, 2021, respectively.

As a result of the reverse stock split following the Separation, prior-period share and per share figures contained in the Condensed Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

For the three and six months ended July 1, 2022 and the three and six months ended July 2, 2021, the weighted-average shares of Common stock outstanding - basic includes the impact of 6.1 million shares, as adjusted for the reverse stock split, for the actual or potential issuance of shares from tangible equity unit purchase contracts. In January 2022, the final remaining amount of tangible equity unit purchase contracts were converted into approximately 1.7 million shares of the Company’s common stock, as adjusted for the reverse stock split. All issuances of Company common stock related to the tangible equity units were converted at the minimum settlement rate as a result of the increase in the Company’s share price. All the issued shares are included in the Common stock issued and outstanding as of July 1, 2022. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and six months ended July 1, 2022 excludes 0.4 million of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and six months ended July 2, 2021 excludes 0.5 million and 0.4 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three and six months ended July 1, 2022, Income from continuing operations before income taxes was $116.4 million and $78.7 million, respectively, while income tax benefit was $4.2 million and $3.8 million, respectively. The effective tax rate was (3.6)% and (4.9)% for the three and six months ended July 1, 2022, both of which differed from the 2022 federal statutory rate of 21% mainly due to non-taxable unrealized gains on the investment in ESAB offset by non-deductible costs related to the tax-free separation transaction.

During the three and six months ended July 2, 2021, Loss from continuing operations before income taxes was $45.9 million and $77.0 million, respectively, while the income tax benefit was $3.8 million and $3.0 million, respectively. The effective tax rate was 8.2% and 3.9% for the three and six months ended July 2, 2021, respectively, both of which differed from the 2021 U.S. federal statutory rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Equity

Outstanding shares

As discussed in Note 1, the Company effected a reverse stock split immediately following the Separation on April 4, 2022 and all share and per share figures contained in the accompanying Condensed Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented. As of December 31, 2021, the outstanding shares for the Company after the reverse stock split were 52,083,078.

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of July 1, 2022, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended July 1, 2022 and July 2, 2021. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2022	$(85,559)	$(475,125)	$44,671	$(516,013)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	470	(61,257)	—	(60,787)
Loss on long-term intra-entity foreign currency transactions	—	(21,779)	—	(21,779)
Gain on net investment hedges	—	—	9,028	9,028
Other comprehensive income (loss) before reclassifications	470	(83,036)	9,028	(73,538)
Amounts reclassified from Accumulated other comprehensive income (loss)	629	—	—	629
Net Other comprehensive income (loss)	1,099	(83,036)	9,028	(72,909)
Distribution of ESAB Corporation	84,460	469,220	(53,699)	499,981
Balance at July 1, 2022	$—	$(88,941)	$—	$(88,941)

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

Tangible equity unit offering

On January 11, 2019, the Company issued 4.6 million in Tangible Equity Units (“TEUs”) at the stated amount of $100 per unit. Net cash of $447.7 million was received upon closing. The gross proceeds and deferred finance costs from the issuance of the TEUs were allocated 84.4% to equity (the “TEU prepaid stock purchase contracts”) and 15.6% to debt (the “TEU amortizing notes”) based on the relative fair value of the respective components of each TEU. See Note 10, “Debt” for additional information on the TEU amortizing notes. The TEU prepaid stock purchase contracts were mandatorily converted into shares of Company common stock on January 15, 2022, unless previously settled at the holder’s option. All the TEU prepaid stock purchase contracts converted at the minimum settlement rate. Approximately 1.3 million and 1.6 million TEU prepaid stock purchase contracts were settled into approximately 1.7 million and 2.2 million shares of Company common stock as adjusted for the reverse split, during the six months ended July 1, 2022 and July 2, 2021, respectively. Since the 4.6 million TEU prepaid stock purchase contracts were mandatorily converted into shares of Company common stock at the minimum settlement rate or greater, 6.1 million shares, as adjusted for the reverse split, are included in basic net income per share calculations for all periods presented. See Note 6, “Net Income Per Share from Continuing Operations” for additional information.

9. Inventories, Net

Inventories, net consisted of the following:

	July 1, 2022	December 31, 2021
	(In thousands)
Raw materials	$83,048	$66,824
Work in process	30,183	29,506
Finished goods	338,568	298,450
	451,799	394,780
Less: allowance for excess, slow-moving and obsolete inventory	(50,947)	(38,547)
	$400,852	$356,233

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Debt

Long-term debt consisted of the following:

	July 1, 2022	December 31, 2021
	(In thousands)
Term loan	$448,815	$782,435
Euro senior notes	—	395,552
2026 notes	—	297,906
TEU amortizing notes	—	6,501
Revolving credit facilities and other	644	603,932
Total debt	449,459	2,086,326
Less: current portion	(449,459)	(7,701)
Long-term debt	$—	$2,078,625

Debt Redemptions

In conjunction with the Separation which occurred on April 4, 2022, the Company repaid all obligations under its previous credit agreement and entered into a new credit agreement (the “Enovis Credit Agreement”) with certain of its existing bank lenders. Additionally, on April 7, 2022 after the completion of the Separation, the Company completed the redemptions of its 3.25% Euro Senior Notes due 2025 and its 6.375% Senior Notes due 2026. As a result of these changes, the Company recorded Debt extinguishment charges of $20.1 million in the second quarter of 2022, comprised of $12.7 million in redemption premiums and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

Enovis Term Loan and Revolving Credit Facility

The new Enovis Credit Agreement became effective on April 4, 2022 and consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million and an April 4, 2023 maturity date (the “Enovis Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Facility.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.50:1.00, with a step-down to, on the date on which the Company and its subsidiaries have transferred any retained shares of ESAB common stock to one or more unaffiliated third parties, 4.00:1.00, commencing with the fiscal quarter ending June 30, 2023, 3.75:1.00 and commencing with the fiscal quarter ending June 30, 2024, 3.50:1.00, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Term Loan and the Enovis Revolver. As of July 1, 2022, the Company was in compliance with the covenants under the Enovis Credit Agreement. For further descriptions of the Company’s financial covenants as of April 1, 2022, refer to Note 13, “Debt” in the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

As of July 1, 2022, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 2.58%, excluding accretion of original issue discount and deferred financing fees, and there was $900 million available on the Revolver.

Euro Senior Notes

The Company had senior unsecured notes with an aggregate principal amount of €350 million due in May 2025, with an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 including a 100.813% redemption premium after the completion of the Separation.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

TEU Amortizing Notes

The Company previously had 6.50% TEU amortizing notes at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The Company paid $6.5 million and $12.3 million of principal on the TEU amortizing notes in the six months ended July 1, 2022 and July 2, 2021, respectively. The final installment payment was made on January 15, 2022.

2026 Notes

The Company had senior notes with a remaining principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 including a 103.188% redemption premium after the completion of the Separation.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to bilateral credit facilities with a borrowing capacity of $30.0 million. As of July 1, 2022, there were $0.9 million in outstanding borrowings under these facilities.

The Company is party to a letter of credit facility with a capacity of $30.0 million. Total letters of credit of $2.3 million were outstanding as of July 1, 2022.

Deferred Financing Fees

In total, the Company had deferred financing fees of $6.2 million included in its Condensed Consolidated Balance Sheet as of July 1, 2022, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements. In conjunction with the Separation-related debt redemptions and extinguishment of its prior credit facility in the second quarter of 2022, the Company recorded $7.4 million of noncash write-offs of original issue discounts and deferred financing fees. Additionally, the Company deferred $2.9 million of financing costs in the second quarter of 2022 in connection with the new Enovis Credit Facility.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	July 1, 2022	December 31, 2021
	(In thousands)
Accrued compensation and related benefits	$57,352	$66,290
Accrued taxes	12,240	12,970
Accrued freight	7,957	5,299
Contingent consideration - current portion	3,975	1,816
Warranty liability	2,539	2,503
Accrued restructuring liability	2,589	2,170
Accrued third-party commissions	20,380	22,362
Customer advances and billings in excess of costs incurred	3,050	9,203
Lease liability - current portion	22,208	21,936
Accrued interest	596	11,066
Accrued rebates	11,302	12,584
Accrued professional fees	17,094	13,711
Accrued royalties	5,241	5,045
Other	37,683	38,436
	$204,206	$225,391

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 1, 2022
	Balance at Beginning of Period	Provisions	Payments	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$2,470	$2,352	$(2,233)	$2,589
Facility closure costs and other(2)	358	2,564	(2,922)	—
Total	$2,828	4,916	$(5,155)	$2,589
Non-cash charges(2)		592
Total Provisions(3)		$5,508
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities, site cost structures, and product lines.
(3) For the six months ended July 1, 2022, $3.4 million and $2.1 million of the Company’s total provisions were related to the Prevention and Recovery and Reconstructive segments, respectively. Restructuring and other related charges includes $0.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the six months ended July 1, 2022.

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt, which was $0.5 billion and $2.1 billion as of July 1, 2022 and December 31, 2021, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of July 1, 2022, the Company held $25.0 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the six months ended July 1, 2022, the company recorded contingent consideration of $20.0 million in conjunction with current acquisitions.

There were no transfers in or out of Level One, Two or Three during the six months ended July 1, 2022.

Investment in ESAB

On April 4, 2022, the Company completed the Separation and retained 10% of the shares of ESAB common stock. The Company did not retain a controlling interest in ESAB and, therefore, the fair value of the retained shares is included in the assets of continuing operations on the Company’s Condensed Consolidated Balance Sheet as of July 1, 2022, and the subsequent fair value changes are included in results from continuing operations on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022. At July 1, 2022, the Company’s investment in ESAB was measured at fair value based on ESAB’s closing stock price, and it is classified as Level 1 in the fair value hierarchy. The fair value of the ESAB investment as of July 1, 2022 was $263.1 million, and the gain on investment for the three and six months ended July 1, 2022 was $135.5 million.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of July 1, 2022 and December 31, 2021 the fair value of these plans were $9.7 million and $11.2 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

Foreign Currency Contracts

As of July 1, 2022 and December 31, 2021, the Company had foreign currency contracts related to purchases and sales with notional values of $4.6 million and $7.6 million, respectively. During the three and six months ended July 1, 2022, the Company recognized unrealized losses of $0.1 million and $0.2 million, respectively, and realized losses of $0.2 million and $0.3 million, respectively, on its Condensed Consolidated Statements of Operations related to its derivative instruments.

13. Commitments and Contingencies

The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded as incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

In conjunction with the Separation, all asbestos-related contingencies and insurance coverages from the divested industrial businesses were transferred fully to ESAB. The historical asbestos-related activity and balances are presented in discontinued operations on the Condensed Consolidated Statements of Operations and in assets/liabilities associated with discontinued operations on the Condensed Consolidated Balance Sheets, respectively.

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s 2021 Form 10-K.

14. Segment Information

The Company conducts its continuing operations through the Prevention and Recovery and Reconstructive operating segments, which also represent the Company’s reportable segments.

▪Prevention and Recovery - a leader in orthopedic solutions and recovery sciences, providing devices, software and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Reconstructive - an innovation-driven leader offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger.

In conjunction with revising its reporting structure, the Company allocated $1.1 billion and $0.8 billion of goodwill to the Prevention and Recovery and Reconstructive segments, respectively. The total segment assets as of the beginning of the quarter were $2.8 billion and $1.8 billion for the Prevention and Recovery and Reconstructive segments, respectively. There have not been any material changes to the segment assets since the start of the quarter.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which excludes the effect of restructuring and other related charges, MDR and related costs, strategic transaction costs, stock-based compensation, depreciation and other amortization charges, amortization of acquired intangibles, insurance settlement gains, and inventory step-up from the operating income of the Company’s operating segments. The amounts presented below have been recast for the change in operating segments for all periods presented.

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands)
Net sales:
Prevention and Recovery	$263,783	$266,919	$508,618	$501,593
Reconstructive	131,334	89,205	261,956	165,614
	$395,117	$356,124	$770,574	$667,207
Segment Adjusted EBITDA(1):
Prevention and Recovery	$35,148	$33,299	$61,518	$54,550
Reconstructive	21,042	17,350	42,399	33,349
	$56,190	$50,649	$103,917	$87,899
(1) The following is a reconciliation of Income from continuing operations before income taxes to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands)
Operating income (loss) (GAAP)	$5,553	$(10,351)	$(25,074)	$(28,482)
Restructuring and other related charges(1)	2,555	1,992	5,508	2,963
MDR and other costs(2)	4,421	1,919	7,048	3,672
Strategic transaction costs	12,707	4,037	24,403	4,418
Stock-based compensation	7,821	6,793	14,529	12,747
Depreciation and other amortization	19,450	16,350	37,950	33,242
Amortization of acquired intangibles	31,824	29,504	62,610	57,042
Insurance settlement gain(3)	(33,034)	—	(33,034)	—
Inventory step-up	4,893	405	9,977	2,297
Adjusted EBITDA (non-GAAP)	$56,190	$50,649	$103,917	$87,899
(1) Restructuring and other related charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Devices Regulation. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Insurance settlement gain is related to the 2019 acquisition of DJO.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. Related Party Transactions

Related Party Agreements

On April 4, 2022, in connection with the Separation, the Company entered into several agreements with ESAB that govern the Separation and provide a framework for the future relationship between the parties, including a separation and distribution agreement, a transition services agreement (the “Separation Agreement”), tax matters agreement, employee matters agreements, a stockholder’s and registration rights agreement, and an intellectual property matters agreement.

The Separation and Distribution Agreement

The Company entered into the Separation Agreement with ESAB immediately prior to the distribution of ESAB’s common stock to Enovis stockholders. The Separation Agreement sets forth the Company’s agreements with ESAB regarding the principal actions to be taken in connection with the Separation. The Separation agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of ESAB and Enovis as part of the Separation; (ii) the cash distribution made to Enovis in partial consideration of the transfer of ESAB Assets in connection with the Separation; and, (iii) cross-indemnities principally designed to place financial responsibility for obligations and liabilities with either Enovis or ESAB, depending on the responsible party.

Transition Services Agreement

The transition services agreement ("TSA") sets forth the terms and conditions pursuant to which the Company and its subsidiaries and ESAB’s and its subsidiaries will provide various services to each other. The services to be provided include human resources, payroll, certain information technology services, treasury services and financial reporting services. The charges for the transition services generally are expected to allow the providing company to fully recover all actual internal and external costs and expenses in connection with providing the service (including a reasonable allocation of overhead) provided in the manner and at a level substantially consistent with that provided by the respective providing company immediately preceding the Separation.

Tax Matters Agreement

The tax matters agreement governs the Company’s and ESAB’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

Employee Matters Agreement

The employee matters agreement sets forth, among other things, the allocation of assets, liabilities and responsibilities relating to employee compensation and benefit plans, and programs and other related matters in connection with the Separation, including the treatment of outstanding equity and other incentive awards and certain retirement and welfare benefit obligations.

Stockholders and Registration Rights Agreement

The stockholders and registration rights agreement sets forth the terms and conditions pursuant to which ESAB has granted Company and its affiliates certain registration rights with respect to the shares of ESAB common stock owned by the Company. Upon the request of the Company or certain subsequent transferees as further defined in the agreement, ESAB will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of ESAB common stock retained by the Company. Under the agreement, the Company has agreed to vote any shares of ESAB common stock retained by it immediately after the Separation in proportion to the votes cast by ESAB’s other stockholders.

Intellectual Property Matters Agreement

The intellectual property matters agreement sets forth the terms and conditions pursuant to which, among other things, the Company and ESAB have granted each other a non-exclusive, royalty-free, fully paid-up, irrevocable, sublicenseable (subject to certain limitations) and worldwide license to use certain intellectual property rights retained by the other party. The term of the intellectual property matters agreement is perpetual.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2022 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the separation of our fabrication and medical technology businesses into two differentiated, independent publicly traded companies (the “Separation”); the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for, each company following the Separation; the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of increasing inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

•risks related to the Separation, including our ability to realize the anticipated benefits of the Separation; the potential to incur significant liability if the separation and distribution of ESAB is determined to be a taxable transaction; potential indemnification liabilities to ESAB pursuant to the separation and distribution agreement and related agreements entered into in connection with the Separation and the financial and operating performance of each company following the Separation;

•volatility in the commodity markets and certain commodity prices due to economic disruptions from the COVID-19 pandemic and various geopolitical events, including the ongoing conflict between Russia and Ukraine

•changes in the general economy, including as a result of inflationary pressures, a general economic slowdown or a recession, increased interest rates or changes in monetary policy, as well as the cyclical nature of the markets we serve;

•supply chain constraints and backlogs, including risks affecting raw material, part and component availability, labor shortages and inefficiencies, freight and logistical challenges, and inflation in raw material, part, component, freight and delivery costs;

•significant movements in foreign currency exchange rates;

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

•changes in our tax rates, realizability of deferred tax assets, or exposure to additional income tax liabilities;

•our ability to manage and grow our business and execution of our business and growth strategies;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors, listed in Item 1A. “Risk Factors” in Part I of our 2021 Form 10-K and Part II. Item 1A. “Risk Factors” in our Form 10-Q for the quarter ended April 1, 2022.

The effects of the COVID-19 pandemic, including the rise, prevalence and severity of variants of the virus and actions by governments, businesses and individuals in response to the situation, as well as inflationary pressures and the ongoing conflict between Russia and Ukraine, may give rise or contribute to or amplify the risks associated with many of these factors.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date this Form 10-Q is filed with the SEC. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law. See Part I. Item 1A. “Risk Factors” in our 2021 Form 10-K and Part II. Item 1A. “Risk Factors” in our Form 10-Q for the quarter ended April 1, 2022 for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

Please see Part I, Item 1. “Business” in our 2021 Form 10-K for a discussion of the Company’s objectives and methodologies for delivering shareholder value.

We previously reported our operations through our Fabrication Technology and Medical Technology segments. These businesses operated in distinct markets, with unique business opportunities and investment requirements. Following the spin-off, the Company holds only the medical technology business reported through our Prevention and Recovery and Reconstructive segments. On April 4, 2022, the Company changed its name from “Colfax Corporation” to “Enovis Corporation”, began operating its business as “Enovis” and, as of April 5, 2022, the Company’s common stock began trading under the new ticker symbol “ENOV.” See the Results of Operations section below for further information on the Separation.

As mentioned above, beginning in the second quarter of 2022, Enovis conducts its operations through two operating segments: Prevention and Recovery and Reconstructive. We have reflected this change in all historical periods presented.

•Prevention and Recovery - a leader in orthopedic solutions, providing devices, software and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Reconstructive - an innovation-driven leader offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger.

We have a global footprint, with production facilities in North America, Europe, North Africa and Asia. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the medical market.

Integral to our operations is our business management system, Enovis Growth Excellence (EGX). EGX is our culture and includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. We believe that our management team’s access to, and experience in, the application of the EGX methodology is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended July 1, 2022 to the comparable period in 2021 is affected by the following significant items:

The Separation

On April 4, 2022 (the “Distribution Date”), we completed the Separation through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB to our stockholders. We retained 10% of the shares of ESAB common stock immediately following the Separation. We intend to divest the retained shares in ESAB in a tax-efficient exchange for outstanding debt no later than 12 months after the Distribution Date.

Since the disposition occurred in the second quarter of 2022, we began classifying our fabrication technology business as a discontinued operation in our financial statements beginning in the second quarter of 2022. Accordingly, the results of our fabrication technology businesses are excluded from continuing operations in the accompanying financials for the three and six months ended July 1, 2022 and July 2, 2021.

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

Refer to the accompanying Notes to the Condensed Consolidated Financial Statements for more information regarding the Separation.

The COVID-19 Pandemic

The COVID-19 pandemic has cause economic disruptions since its emergence in 2020. Despite increased access to vaccines, the emergence of variants and outbreaks have caused some volatility, including spikes in the second half of 2021 and second quarter of 2022, which slowed the pace of recovery in 2022.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2021 and 2022, including sales levels, inflation and supply chain challenges.

There may be developments outside our control that require us to further adjust our operations. Given the potential dynamic nature of this situation, including the rise, prevalence and severity of variants of the virus, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

COVID-19 and other market dynamics have caused widespread supply chain challenges due to labor, raw material, and component shortages. As a result, we continue to experience supply constraints in our businesses, which have led to cost inflation and logistics delays. We are taking actions in an effort to mitigate impacts to our supply chain, including purchasing and producing additional inventory to protect our ability to meet customer demand; however, we expect these pressures to continue.

Please see Part I. Item 1A. “Risk Factors” in our 2021 Form 10-K for a further discussion of some of the risks related to the COVID-19 pandemic.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in

Net sales due to acquisitions for the six months ended July 1, 2022 presented in this filing represents the incremental sales subsequent to the beginning of the prior year periods. During this period the Reconstructive segment completed one business combination for aggregate consideration of $27.1 million and the Prevention & Recovery segment completed three asset acquisitions for aggregate consideration of $18.2 million. The acquired business, 360 Med Care, is an Australian medical device distributor that bundles certain computer assisted surgery and patient experience enhancement programs to add value to the device supply arrangements with surgeons, hospitals, and insurers.

During 2021, we completed five acquisitions in our Reconstructive segment for net cash consideration of $201.6 million and equity consideration of $285.7 million. The largest of these acquisitions include Trilliant Surgical, a provider of foot and ankle orthopedic implants; MedShape, Inc., a provider of innovative surgical solutions for foot and ankle surgeons; and Mathys AG Bettlach, a Switzerland-based company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine.

Foreign Currency Fluctuations

Approximately 31% and 25% of our Net sales from continuing operations for the six months ended July 1, 2022 and July 2, 2021, respectively, were derived from sales denominated in currencies other than the U.S. dollar. Our costs are also exposed to currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the six months ended July 1, 2022 compared to the six months ended July 2, 2021, fluctuations in foreign currencies reduced Net sales and Gross profit by approximately 2% and reduced Selling, general and administrative expenses by 1%. The changes in foreign exchange rates since December 31, 2021 also decreased net assets by approximately 1% as of July 1, 2022.

Seasonality

Our sales typically peak in the fourth quarter, however, the business impact caused by the COVID-19 pandemic has distorted the effects of historical seasonality patterns.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margin, two non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance. Adjusted EBITDA and Adjusted EBITDA margin exclude from Operating income (loss) the effect of restructuring and other related charges, MDR and related costs, strategic transaction costs, stock-based compensation, depreciation and other amortization charges, amortization of acquired intangibles, insurance settlement gains, and inventory step-up. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists Enovis management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Enovis management also believes that presenting these measures allows investors to view its performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of Operating income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(Dollars in millions)
Operating income (loss) (GAAP)	$5.6	$(10.4)	$(25.1)	$(28.5)
Adjusted to add (deduct):
Restructuring and other related charges(1)	2.6	2.0	5.5	3.0
MDR and other costs(2)	4.4	1.9	7.0	3.7
Strategic transaction costs(3)	12.7	4.0	24.4	4.4
Stock-based compensation	7.8	6.8	14.5	12.7
Depreciation and other amortization	19.5	16.4	38.0	33.2
Amortization of acquired intangibles	31.8	29.5	62.6	57.0
Insurance settlement gain(4)	(33.0)	—	(33.0)	—
Inventory step-up	4.9	0.4	10.0	2.3
Adjusted EBITDA (non-GAAP)	$56.2	$50.6	$103.9	$87.9
Adjusted EBITDA margin (non-GAAP)	14.2%	14.2%	13.5%	13.2%
(1) Restructuring and other related charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Strategic transaction costs includes costs related to the Separation and certain transaction and integration costs related to recent acquisitions.
(4) Insurance settlement gain related to the Company’s 2019 acquisition of DJO.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITDA by segment for the three and six months ended July 1, 2022 and July 2, 2021, respectively.

	Three Months Ended July 1, 2022			Six Months Ended July 1, 2022
	Prevention and Recovery	Reconstructive	Total	Prevention and Recovery	Reconstructive	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$13.4	$(7.9)	$5.6	$(1.0)	$(24.1)	$(25.1)
Adjusted to add (deduct):
Restructuring and other related charges(1)	1.3	1.3	2.6	3.4	2.1	5.5
MDR and other costs(2)	3.0	1.5	4.4	4.7	2.4	7.0
Strategic transaction costs(2)	8.5	4.2	12.7	16.1	8.3	24.4
Stock-based compensation(2)	5.2	2.6	7.8	9.6	4.9	14.5
Depreciation and other amortization	6.3	13.1	19.5	12.2	25.8	38.0
Amortization of acquired intangibles	19.5	12.3	31.8	38.6	24.1	62.6
Insurance settlement gain(2)	(22.1)	(11.0)	(33.0)	(22.1)	(11.0)	(33.0)
Inventory step-up	—	4.9	4.9	—	10.0	10.0
Adjusted EBITDA (non-GAAP)	$35.1	$21.0	$56.2	$61.5	$42.4	$103.9
Adjusted EBITDA margin (non-GAAP)	13.3%	16.0%	14.2%	12.1%	16.2%	13.5%
(1) Restructuring and other related charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022, respectively.
(2) Amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

	Three Months Ended July 2, 2021			Six Months Ended July 2, 2021
	Prevention and Recovery	Reconstructive	Total	Prevention and Recovery	Reconstructive	Total
	(Dollars in millions)
Operating loss (GAAP)	$(1.8)	$(8.5)	$(10.4)	$(13.5)	$(14.9)	$(28.5)
Adjusted to add (deduct):
Restructuring and other related charges	1.3	0.7	2.0	2.0	0.9	3.0
MDR and other costs(1)	1.4	0.5	1.9	2.8	0.9	3.7
Strategic transaction costs(1)	3.0	1.0	4.0	3.3	1.1	4.4
Stock-based compensation(1)	5.1	1.7	6.8	9.6	3.2	12.7
Depreciation and other amortization	6.1	10.2	16.4	12.2	21.0	33.2
Amortization of acquired intangibles	18.7	10.8	29.5	37.5	19.6	57.0
Inventory step-up	(0.5)	0.9	0.4	0.7	1.6	2.3
Adjusted EBITDA (non-GAAP)	$33.3	$17.4	$50.6	$54.6	$33.3	$87.9
Adjusted EBITDA margin (non-GAAP)	12.5%	19.4%	14.2%	10.9%	20.1%	13.2%
(1) Amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

Total Company

Sales

Net sales for the three and six months ended July 1, 2022 increased from the three and six months ended July 2, 2021. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and six months ended July 2, 2021	$356.1		$667.2
Components of Change:
Existing Businesses(1)	10.5	2.9%	33.7	5.1%
Acquisitions(2)	37.4	10.5%	83.0	12.4%
Foreign Currency Translation(3)	(8.8)	(2.5)%	(13.4)	(2.0)%
	39.0	10.9%	103.4	15.5%
For the three and six months ended July 1, 2022	$395.1		$770.6
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

The increase in Net sales during the three and six months ended July 1, 2022 compared to the prior year periods was primarily attributable to sales from acquired businesses and increases from our existing businesses. Existing business sales in our Reconstructive segment increased $5.1 million and $13.8 million, during the three and six months ended July 1, 2022 respectively, due to higher surgical sales volumes compared to the prior year period despite some delays in elective surgeries in the second quarter of 2022 due to a rise in COVID-19 cases. Existing business sales in our Prevention and Recovery segment increased $5.4 million and $19.9 million during the three and six months ended July 1, 2022, respectively, and included inflation-related pricing increases and improved sales volumes. Net sales from acquisitions increased in the three and six months ended July 1, 2022 due to acquisitions in our Reconstructive segment that closed since the beginning of the prior year period in 2021. The strengthening of the U.S. dollar relative to other currencies resulted in $8.8 million and $13.4 million unfavorable foreign currency translation impacts during the three and six months ended July 1, 2022, respectively.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(Dollars in millions)
Gross profit	$215.9	$200.6	$421.8	$371.9
Gross profit margin	54.6%	56.3%	54.7%	55.7%
Selling, general and administrative expense	$225.5	$197.9	$444.7	$376.0
Research and development expense	$15.7	$11.0	$30.5	$21.4
Operating income (loss)	$5.6	$(10.4)	$(25.1)	$(28.5)
Operating income (loss) margin	1.4%	(2.9)%	(3.3)%	(4.3)%
Net income (loss) from continuing operations	$120.7	$(42.1)	$82.6	$(74.0)
Net income (loss) margin from continuing operations (GAAP)	30.5%	(11.8)%	10.7%	(11.1)%
Adjusted EBITDA (non-GAAP)	$56.2	$50.6	$103.9	$87.9
Adjusted EBITDA margin (non-GAAP)	14.2%	14.2%	13.5%	13.2%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$2.6	$2.0	$5.5	$3.0
MDR and other costs	$4.4	$1.9	$7.0	$3.7
Strategic transaction costs	$12.7	$4.0	$24.4	$4.4
Stock-based compensation	$7.8	$6.8	$14.5	$12.7
Depreciation and other amortization	$19.5	$16.4	$38.0	$33.2
Amortization of acquired intangibles	$31.8	$29.5	$62.6	$57.0
Insurance settlement gain	$(33.0)	$—	$(33.0)	$—
Inventory step-up	$4.9	$0.4	$10.0	$2.3
Unrealized gain on investment in ESAB Corporation	$(135.5)	$—	$(135.5)	$—
Interest expense, net	$4.5	$5.7	$11.6	$18.6
Debt extinguishment charges	$20.1	$29.9	$20.1	$29.9
Income tax expense (benefit)	$(4.2)	$(3.8)	$(3.8)	$(3.0)
(1) Restructuring and other related charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022, respectively.

Second Quarter of 2022 Compared to Second Quarter of 2021

Gross profit increased in the second quarter of 2022 compared with the prior year period due to a $19.9 million increase in our Reconstructive segment, partially offset by a $4.7 million decrease in our Prevention and Recovery segment. The Gross profit increase was primarily attributable to acquisitions and increased sales from existing businesses, partially offset by increased supply chain and logistic costs and $4.5 million of higher inventory step-up charges related to recent acquisitions. Gross profit margin decreased slightly due to supply chain, logistics and other cost inflation that exceeded pricing and other benefits.

Selling, general and administrative expense increased $27.6 million in the second quarter of 2022 compared to the prior year period due to $17.4 million from acquired businesses and $8.7 million increase in strategic transaction costs driven by higher Separation-related costs. Research and development costs also increased compared to the prior year period primarily due to recent acquisitions. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to acquisition-related increases.

During the second quarter of 2022, we recorded an insurance settlement gain of $33.0 million related to the 2019 acquisition of DJO.

Following the Separation, the Company retained 10% of the shares of ESAB common stock, which is recorded at fair value. During the second quarter of 2022, we recorded a $135.5 million gain related to this investment.

Debt extinguishment charges of $20.1 million were recorded in the second quarter of 2022 due to debt redemptions in conjunction with the Separation and recapitalization, while charges of $29.9 million were recorded in the second quarter of 2021 due to an early redemption of certain senior notes.

Interest expense, net decreased in the second quarter of 2022 due to a reduction in debt balances due to the Separation-related debt redemptions at the beginning of the second quarter of 2022.

The effective tax rate for Net income from continuing operations during the second quarter of 2022 was (3.6)%, which was lower than the 2022 U.S. federal statutory tax rate of 21%, mainly due to non-taxable unrealized gains on the investment in ESAB offset by non-deductible costs related to the tax-free separation transaction. The effective tax rate for the second quarter of 2021 was 8.2%, which was lower than the 2021 U.S. federal statutory tax rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

Net income from continuing operations increased in the second quarter of 2022 compared with the prior year period primarily due to the gain on the retained ESAB common stock, as well as the insurance settlement gain and acquisition-related sales, offset by costs associated with the Separation, debt extinguishment charges and acquisition-related costs. Net income margin from continuing operations increased due to the aforementioned factors. Adjusted EBITDA increased primarily due to increased sales and lower operating expenses in existing businesses, partially offset by higher supply chain and logistic costs. Adjusted EBITDA margin stayed even period-over-period, and positive impacts were partially offset by recent acquisitions in our Reconstructive segment which were dilutive to the margin by approximately 70 basis points and are expected to be accretive to margins in future years.

Six months ended July 1, 2022 Compared to Six months ended July 2, 2021

Gross profit increased in the six months ended July 1, 2022 compared with the prior year period due to a $49.6 million increase in our Reconstructive segment and a $0.2 million increase in our Prevention and Recovery segment. The Gross profit increase was attributable to the benefit from business acquisitions and growth in our existing businesses, partially offset by higher inventory step-up charges of $7.7 million and increased supply chain and logistic costs. Gross profit margin decreased slightly due to supply chain, logistics and other cost inflation that exceeded pricing and other benefits.

Selling, general and administrative expense increased $68.7 million in the six months ended July 1, 2022 compared to the prior year period due to $39.7 million of costs included in acquired businesses and a $20.0 million increase in strategic transaction costs driven by higher Separation-related costs. Research and development costs also increased compared to the prior year period primarily due to increased spend within recently acquired businesses in our Reconstructive segment. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to business acquisition-related increases.

As discussed above, during the second quarter of 2022, we recorded an insurance settlement gain of $33.0 million and a $135.5 million gain on our retained investment in ESAB, which significantly impacted our results for the six months ended July 1, 2022.

Interest expense, net decreased in the six months ended July 1, 2022 compared to the prior year period due to a reduction in debt balances as a result of the Separation-related debt redemptions at the beginning of the second quarter of 2022.

The effective tax rate for Net income from continuing operations during the six months ended July 1, 2022 was (4.9)%, which was lower than the 2022 U.S. federal statutory tax rate of 21%, mainly due to non-taxable unrealized gains on the investment in ESAB offset by non-deductible costs related to the tax-free separation transaction. The effective tax rate for the six months ended July 2, 2021 was 3.9%, which was lower than the 2021 U.S. federal statutory tax rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

Net income from continuing operations increased in the six months ended July 1, 2022 compared with the prior year period, primarily due to the gain on the retained ESAB common stock, as well as the insurance settlement gain and acquisition-related sales, offset by costs associated with the Separation, debt extinguishment charges and acquisition-related costs. Net income margin from continuing operations increased by over 20 points due to the aforementioned factors. Adjusted EBITDA increased due to organic growth and lower operating expenses in existing businesses, partially offset by higher supply chain and logistic costs. Adjusted EBITDA margin increased 30 basis points for the same reasons; excluding acquisitions, margins increased by 70 basis points.

Business Segments

Following the completion of the Separation, we revised our reporting structure and conduct our business through two operating segments, “Prevention and Recovery”, which consists of our orthopedic and rehabilitation business, and “Reconstructive”, which includes our surgical business.

Prevention and Recovery

We develop, manufacture, and distribute rigid bracing products, orthopedic soft goods, vascular systems and compression garments, and hot and cold therapy products, and offer robust recovery sciences products in the clinical rehabilitation and sports medicine markets such as bone growth stimulators and electrical stimulators used for pain management. Our Prevention and Recovery products are marketed under several brand names, most notably DJO and Don-Joy, to orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers, and other healthcare professionals who treat patients with a variety of treatment needs including musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Many of our medical devices and related accessories are used by athletes and other patients for injury prevention and at-home physical therapy treatments. We reach a diverse customer base through multiple distribution channels, including independent distributors, direct salespeople, and directly to patients.

The following table summarizes selected financial results for our Prevention and Recovery segment:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(Dollars in millions)
Net sales	$263.8	$266.9	$508.6	$501.6
Gross profit	$133.7	$138.4	$256.2	$256.0
Gross profit margin	50.7%	51.9%	50.4%	51.0%
Selling, general and administrative expenses	$124.0	$128.8	$243.4	$250.0
Research and development expense	$8.8	$7.2	$17.1	$14.2
Operating income (loss) (GAAP)	$13.4	$(1.8)	$(1.0)	$(13.5)
Adjusted EBITDA (non-GAAP)	$35.1	$33.3	$61.5	$54.6
Adjusted EBITDA margin (non-GAAP)	13.3%	12.5%	12.1%	10.9%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.3	$1.3	$3.4	$2.0
MDR and other costs	$3.0	$1.4	$4.7	$2.8
Strategic transaction costs	$8.5	$3.0	$16.1	$3.3
Stock-based compensation	$5.2	$5.1	$9.6	$9.6
Depreciation and other amortization	$6.3	$6.1	$12.2	$12.2
Amortization of acquired intangibles	$19.5	$18.7	$38.6	$37.5
Insurance settlement gain	$(22.1)	$—	$(22.1)	$—
Inventory step up	$—	$(0.5)	$—	$0.7
(1) Restructuring and other related charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022, respectively.

Second Quarter of 2022 Compared to Second Quarter of 2021

Net sales in our Prevention and Recovery segment decreased $3.1 million, or 1%, in the second quarter of 2022 compared with the prior year period driven primarily by $8.5 million foreign currency translation headwinds and fewer selling days, partially offset by inflation-related pricing increases. Gross profit decreased $4.7 million, and Gross profit margin decreased 120 basis points, due to inflation-driven supply chain and logistics cost increases, partially offset by pricing increases. Selling, general and administrative expense decreased primarily due to decreased central cost allocations, partially offset by costs incurred related to the Separation. Operating income (loss) improved due to an insurance settlement gain recorded in the second quarter of 2022 and lower Selling, general and administrative expenses, partially offset by increases in supply chain costs and strategic transaction costs related to the Separation. Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the reduced Selling, general and administrative expenses compared to the prior period, partially offset by increased inflation and supply chain costs.

Six months ended July 1, 2022 Compared to Six months ended July 2, 2021

Net sales in our Prevention and Recovery segment increased $7.0 million, or 1%, in the six months ended July 1, 2022 compared with the prior year period driven primarily by organic growth in existing businesses which was aided by pricing increases to mitigate inflation, partially offset by unfavorable foreign currency translation of $12.9 million. Gross profit increased $0.2 million due to the improved sales, offset by inflation-driven supply chain cost increases. Gross profit margin decreased 60 basis points due to inflation-related customer pricing and cost increases, which compressed the margin. Selling, general and administrative expense decreased primarily due to a decreased central cost allocation, partially offset by increased costs related to the Separation. Operating income (loss) improved due to an insurance settlement gain recorded in the second quarter of 2022 and lower Selling, general and administrative expenses, partially offset by increases in supply chain costs and strategic transaction costs related to the Separation. Adjusted EBITDA and Adjusted EBITDA margin increased due to the reduction in central cost allocations, partially offset by increased inflation and supply chain costs during the six months ended July 1, 2022 compared to the prior year period.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures, including in hospitals and ambulatory surgery centers.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(Dollars in millions)
Net sales	$131.3	$89.2	$262.0	$165.6
Gross profit	$82.1	$62.2	$165.5	$115.9
Gross profit margin	62.5%	69.8%	63.2%	70.0%
Selling, general and administrative expenses	$88.7	$65.2	$176.8	$121.6
Research and development expense	$6.9	$3.8	$13.5	$7.2
Operating loss (GAAP)	$(7.9)	$(8.5)	$(24.1)	$(14.9)
Adjusted EBITDA (non-GAAP)	$21.0	$17.4	$42.4	$33.3
Adjusted EBITDA margin (non-GAAP)	16.0%	19.5%	16.2%	20.1%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.3	$0.7	$2.1	$0.9
MDR and other costs	$1.5	$0.5	$2.4	$0.9
Strategic transaction costs	$4.2	$1.0	$8.3	$1.1
Stock-based compensation	$2.6	$1.7	$4.9	$3.2
Depreciation and other amortization	$13.1	$10.2	$25.8	$21.0
Amortization of acquired intangibles	$12.3	$10.8	$24.1	$19.6
Insurance settlement gain	$(11.0)	$—	$(11.0)	$—
Inventory step up	$4.9	$0.9	$10.0	$1.6

Second Quarter of 2022 Compared to Second Quarter of 2021

Net sales increased in our Reconstructive segment in the second quarter of 2022 compared with the prior year period primarily due to acquisition-related sales growth of $37.4 million and organic growth in existing businesses in the current year period, partially offset by fewer selling days in comparison to the prior year. Gross profit increased due to acquisitions and existing business-related growth, partially offset by increased supply chain and logistic costs. Gross profit margin decreased due to increased supply chain and logistics costs. Selling, general and administrative expense increased over the same period primarily due to $17.4 million from acquired businesses including integration costs for the newly-acquired businesses and, to a lesser extent, costs associated with the Separation. Adjusted EBITDA increased primarily due to existing business-related growth. Recent acquisitions drove a reduction in the Adjusted EBITDA margin, as the recent acquisitions were dilutive to the margin by approximately 320 basis points and are expected to be accretive to margins in future years.

Six months ended July 1, 2022 Compared to Six months ended July 2, 2021

Net sales increased in our Reconstructive segment in the six months ended July 1, 2022 compared with the prior year period primarily due to acquisition-related sales growth of $83.0 million and organic growth in existing businesses of $13.8 million. Gross profit increased in the six months ended July 1, 2022 compared to the six months ended July 2, 2021 primarily due to acquisition and existing business growth, partially offset by increased supply chain and logistic costs and acquisition-related inventory valuation step-up charges of $8.4 million, which also led to a decrease in Gross profit margin. Selling, general and administrative expense increased over the same period primarily due to $39.7 million of costs from acquisitions including integration costs for the newly-acquired businesses, as well as increased central cost allocations and costs associated with the Separation. Operating income decreased in the six months ended July 1, 2022 compared to the six months ended July 2, 2021 primarily due to the increases in Selling, general and administrative expenses from acquisitions. Adjusted EBITDA increased primarily due to growth in existing businesses, partially offset by increased supply chain and logistic costs.

Recent acquisitions drove a reduction in the Adjusted EBITDA margin, as they were dilutive to the margin by approximately 250 basis points and are expected to be accretive to margins in future years.

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

ESAB Separation

As discussed in Note 1, “General”, the Company completed the separation of its fabrication technology business on April 4, 2022 through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB to the Company’s stockholders. We retained 10% of the shares of ESAB common stock immediately following the Separation. We intend to divest the retained ESAB shares in a tax-efficient exchange for our outstanding debt no later than 12 months after the Separation date.

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to us upon Separation. We used the distribution proceeds in conjunction with $450 million of borrowings on a term loan under the new credit facility, and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on our existing credit facility, $302.8 million of outstanding debt and accrued interest on our senior notes due February 15, 2026 (“2026 Notes”), as well as a redemption premium at 103.188% of the principal amount of our 2026 Notes, and other fees and expenses due at closing. Additionally, on April 7, 2022, we completed the redemption of our senior unsecured notes due April 2025 (“Euro Senior Notes”) representing all of our outstanding €350 million principal 3.250% Senior Notes due 2025 at a redemption price of 100.813% of the principal amount and accrued interest for $391.2 million. See section Enovis Term Loan and Revolving Credit Facility for more detail on the new Enovis Credit Agreement.

In the second quarter of 2022, the Company recorded Debt extinguishment charges of $20.1 million, including $12.7 million of redemption premiums on the retired debt instruments and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

Equity Capital

On March 19, 2021, we completed an underwritten public offering of 5.4 million shares of our Common stock, as adjusted for the reverse split, resulting in net proceeds of $711.3 million, after deducting offering expenses and underwriters’ discount and commissions. We used the proceeds to pay down certain of our senior notes.

On July 28, 2021, the Company issued 2.2 million shares of Common stock, as adjusted for the reverse split, to the former shareholders of Mathys for acquisition consideration of $285.7 million.

In 2018, our Board of Directors authorized the repurchase of our Common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of July 1, 2022, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our previous credit agreement dated December 17, 2018, as amended (the “Colfax Credit Facility”) consisted of a $975 million revolving credit facility (the “Revolver”) and a Term A-1 loan in an initial aggregate principal amount of $825 million, each with a maturity date of December 6, 2024. The Revolver contained a $50 million swing line loan sub-facility.

On April 4, 2022, the Company entered into a new credit agreement (the “Enovis Credit Agreement”) which replaces the Colfax Credit Facility and concurrently terminated all indebtedness of the Company outstanding thereunder being repaid on such date with proceeds of the Enovis Credit Agreement and other funds of the Company.

The Enovis Credit Agreement consists of a revolving credit facility that totals $900 million in commitments (the “Revolver”) and a term loan in an aggregate amount of $450 million (the “Enovis Term Loan”, and together with the Revolver, the “Enovis Credit Facility”). The Revolver includes a $50 million swing line loan sub-facility. The Revolver will be used to provide funds for the Company’s ongoing working capital requirements and for general corporate purposes. As of July 1, 2022, there was $900 million available on the Revolver.

The Term Loan bears interest, at the election of the Company, at either the base rate (as defined in the Enovis Credit Agreement) or at the term SOFR rate plus an adjustment (as defined in the Enovis Credit Agreement), in each case, plus the applicable interest rate margin. The Revolver bears interest, at the election of the Company, at either the base rate or, in the case of loans denominated in dollars, the term SOFR rate plus an adjustment or the daily simple SOFR plus an adjustment, in the case of loans denominated in euros, the adjusted EURIBOR rate and, in the case of loans denominated in sterling, SONIA plus an adjustment (as all such rates are defined in the Enovis Credit Agreement), in each case, plus the applicable interest rate margin. Initially, the applicable interest rate margin will be 1.5% or, in the case of base rate loans, 0.5%, and in future quarters it may change based upon the Company’s total leverage ratio (ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars bears interest at the base rate plus the applicable interest rate margin.

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

Euro Senior Notes

Our senior unsecured notes with an aggregate principal amount of €350 million were due in May 2025 and had an interest rate of 3.25%. Upon the completion of the Separation, the Euro Senior Notes were redeemed on April 7, 2022 at a redemption premium of 100.813% of the principal amount.

TEU Amortizing Notes

On January 15, 2022, we made the final installment payment on our TEU amortizing notes, which had an initial principal amount of $15.6099 per unit and an interest rate of 6.50% per annum. We paid $6.5 million and $12.3 million of principal on the TEU amortizing notes in the six months ended July 1, 2022 and July 2, 2021, respectively.

2026 Notes

We had senior notes with an aggregate principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. Upon the completion of the Separation, the 2026 Notes were redeemed on April 7, 2022 at a redemption premium at 103.188% of the principal amount.

Other Indebtedness

In addition, we are party to bilateral credit facilities with a borrowing capacity of $30.0 million. As of July 1, 2022, there were $0.9 million in outstanding borrowings under these facilities.

We are also party to a letter of credit facility with an aggregate capacity of $30.0 million. Total letters of credit of $2.3 million were outstanding as of July 1, 2022.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of July 1, 2022, we had $95.6 million of Cash and cash equivalents, a decrease of $623.8 million from the balance as of December 31, 2021 of $719.4 million. The Cash and cash equivalents as of December 31, 2021 include $39.1 million related to ESAB which was part of the Separation and are reported in Total current assets associated with discontinued operations in the Condensed Consolidated Balance Sheets. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	July 1, 2022	July 2, 2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(39.3)	$162.8
Purchases of property, plant and equipment	(47.8)	(44.6)
Proceeds from sale of property, plant and equipment	2.7	3.2
Acquisitions, net of cash received, and investments	(35.1)	(230.7)
Net cash used in investing activities	(80.2)	(272.1)
Repayments of borrowings, net	(1,628.9)	(627.7)
Distribution from ESAB Corporation, net	1,143.4	—
Proceeds from issuance of common stock, net	1.7	730.0
Payment of debt extinguishment costs	(12.7)	(24.4)
Deferred consideration payments and other	(9.8)	(6.2)
Net cash provided by (used in) financing activities	(506.3)	71.7
Effect of foreign exchange rates on Cash and cash equivalents	2.0	(1.1)
Increase (decrease) in Cash and cash equivalents	$(623.8)	$(38.8)

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs such as Separation costs. Changes in significant operating cash flow items are discussed below.

•Year-to-date 2022 cash used in operating activities of $39.3 million includes $107.5 million of outflows from working capital, primarily due to business growth and increases in inventory to insulate for supply chain volatility. Results in the comparable prior year period include $47.6 million of outflows for working capital increases.

•Year-to-date 2022 cash used in operating activities also reflects $29.6 million of outflows for discontinued operations, which includes $41.2 million of net outflows related to the Separation. Cash provided by operating activities related to discontinued operations for the six months ended July 2, 2021 was $122.6 million, which included no net outflows related to the Separation.

•During the six months ended July 1, 2022, cash payments of $53.8 million were made related to the Separation, of which $41.2 million is related to discontinued operations. The comparable amounts for the 2021 period were immaterial.

•Year-to-date 2022 cash used in operating activities also include $27.0 million of outflows relating to the Company’s former capital structure before giving effect to the completion of the refinancing transactions in connection with the Separation. The first six months of 2021 included $55.6 million of comparable outflows.

•Prior year net cash provided by operating activities included a one-time cash inflow from a $36.0 million U.S. federal tax refund received in the first quarter of 2021.

•During the six months ended July 1, 2022 and July 2, 2021, cash payments of $5.2 million and $3.4 million, respectively, were made related to our restructuring initiatives within our continuing operations.

Cash flows used in investing activities during the six months ended July 1, 2022 of $80.2 million decreased compared with the $272.1 million in the prior year period due to lower outlays for acquisitions and investments. The amounts included in Purchases of property, plant and equipment related to discontinued operations for the six-month periods ended July 1, 2022 and July 2, 2021 were $5.9 million and $10.9 million, respectively. The amounts included in Proceeds from sale of property, plant and equipment related to discontinued operations for the six-month periods ended July 1, 2022 and July 2, 2021 were $2.7 million and $1.4 million, respectively. The amount included in Acquisitions, net of cash received, and investments related to discontinued operations for the six-month period ended July 2, 2021 was $4.9 million.

Cash flows used in financing activities during the six months ended July 1, 2022 included $1.6 billion repayment of borrowings, which included the outstanding debt on our existing credit facility, 2026 Notes and Euro Senior Notes, partially offset by borrowings on a term loan under the new credit facility. The repayments were primarily funded by a $1.2 billion cash distribution from ESAB to us upon Separation. Cash flows provided by financing activities for the six months ended July 2, 2021 included the $711.3 million net proceeds from the public offering of our Common stock on March 19, 2021. The net proceeds were used for the $600 million full redemption of our 2024 Notes and the $100 million partial redemption of our 2026 Notes in the second quarter of 2021.

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

There have been no significant additions or changes to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2021 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of July 1, 2022 are variable-rate facilities based on SOFR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and six months ended July 1, 2022 would have increased Interest expense for our variable rate-based debt by approximately $1.5 million and $4.9 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended July 1, 2022 and July 2, 2021, approximately 30% and 25% of our sales were derived from operations outside the U.S. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Germany, Tunisia, and China. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2021 Form 10-K and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02***	Amended and Restated Bylaws of Enovis Corporation.

10.1	Transition Services, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022)

10.2	Tax Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.2 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022)

10.3	Employee Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.3 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022)

10.4	Intellectual Property Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.4 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022)

10.5	EBS License Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.5 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022)

10.6	Stockholder’s and Registration Rights Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.6 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022)

10.7	Credit Agreement, dated April 4, 2022, by and among Enovis Corporation, as the lead borrower, certain subsidiaries of the Enovis Corporation identified therein as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Citizens Bank, N.A., BNP Paribas, Bank of Montreal and Wells Fargo Bank, National Association, as co-syndication agents, and joint bookrunners and joint lead arrangers named therein (incorporated by reference to Exhibit 10.7 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022)

10.8	First Amendment to Enovis Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on June 13, 2022)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 1, 2022 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.2 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	August 4, 2022

/s/ Christopher M. Hix	Executive Vice President, Finance
Christopher M. Hix	Chief Financial Officer	August 4, 2022
(Principal Financial Officer)

/s/ John Kleckner	Vice President
John Kleckner	Chief Accounting Officer	August 4, 2022
(Principal Accounting Officer)