Form 10-Q
period 2022-09-30
Enovis CORP
filed 2022-11-02
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 28, 2022, there were 54,149,679 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Net sales	$383,814	$359,923	$1,154,388	$1,027,130
Cost of sales	167,990	162,047	516,758	457,379
Gross profit	215,824	197,876	637,630	569,751
Selling, general and administrative expense	182,187	168,270	564,324	487,220
Research and development expense	15,599	12,458	46,102	33,860
Amortization of acquired intangibles	31,993	31,025	94,603	88,067
Insurance settlement (gain) loss	975	—	(32,059)	—
Restructuring and other charges	2,989	2,230	7,653	5,193
Operating loss	(17,919)	(16,107)	(42,993)	(44,589)
Interest expense, net	6,334	4,122	17,944	22,751
Debt extinguishment charges	—	—	20,104	29,870
Unrealized (gain) loss on investment in ESAB Corporation	63,125	—	(72,412)	—
Realized gain on cost basis investment	(8,800)	—	(8,800)	—
Other income	(300)	—	(300)	—
Income (loss) from continuing operations before income taxes	(78,278)	(20,229)	471	(97,210)
Income tax benefit	(12,329)	(6,651)	(16,176)	(9,651)
Net income (loss) from continuing operations	(65,949)	(13,578)	16,647	(87,559)
Income (loss) from discontinued operations, net of taxes	(527)	40,435	10,163	164,358
Net income (loss)	(66,476)	26,857	26,810	76,799
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	136	191	533	836
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	—	818	966	2,399
Net income (loss) attributable to Enovis Corporation	$(66,612)	$25,848	$25,311	$73,564
Net income (loss) per share - basic
Continuing operations	$(1.22)	$(0.26)	$0.30	$(1.76)
Discontinued operations	$(0.01)	$0.75	$0.17	$3.22
Consolidated operations	$(1.23)	$0.49	$0.47	$1.46
Net income (loss) per share - diluted
Continuing operations	$(1.22)	$(0.26)	$0.30	$(1.76)
Discontinued operations	$(0.01)	$0.75	$0.17	$3.22
Consolidated operations	$(1.23)	$0.49	$0.46	$1.46

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income (loss)	$(66,476)	$26,857	$26,810	$76,799
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $—, $1,948 , $338, and $5,124	(28,836)	(57,176)	(113,173)	(101,573)
Unrealized gain on hedging activities, net of tax expense of $—, $2,203, $2,711, $5,709	—	6,424	9,028	16,655
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $—, $327, $199, $958	—	1,093	629	3,193
Other comprehensive income (loss)	(28,836)	(49,659)	(103,516)	(81,725)
Comprehensive income	(95,312)	(22,802)	(76,706)	(4,926)
Less: comprehensive income (loss) attributable to noncontrolling interest	(1,030)	1,373	(1,438)	2,046
Comprehensive loss attributable to Enovis Corporation	$(94,282)	$(24,175)	$(75,268)	$(6,972)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,957	$680,252
Trade receivables, less allowance for credit losses of $7,516 and $6,589	258,823	254,958
Inventories, net	416,872	356,233
Prepaid expenses	28,992	26,046
Other current assets	48,293	29,176
Investment in ESAB Corporation	200,274	—
Total current assets associated with discontinued operations	—	956,614
Total current assets	1,008,211	2,303,279
Property, plant and equipment, net	225,176	235,113
Goodwill	1,959,795	1,934,258
Intangible assets, net	1,116,539	1,154,028
Lease asset - right of use	67,084	76,485
Other assets	68,013	74,700
Total non-current assets associated with discontinued operations	—	2,738,049
Total assets	$4,444,818	$8,515,912

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$449,223	$7,701
Accounts payable	179,672	155,208
Accrued liabilities	225,021	225,391
Total current liabilities associated with discontinued operations	—	635,284
Total current liabilities	853,916	1,023,584
Long-term debt, less current portion	—	2,078,625
Non-current lease liability	52,032	56,549
Other liabilities	130,668	122,159
Total non-current liabilities associated with discontinued operations	—	573,562
Total liabilities	1,036,616	3,854,479
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,148,315 and 52,083,078 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	54	52
Additional paid-in capital	2,908,913	4,544,315
Retained earnings	614,335	589,024
Accumulated other comprehensive loss	(116,611)	(516,013)
Total Enovis Corporation equity	3,406,691	4,617,378
Noncontrolling interest	1,511	44,055
Total equity	3,408,202	4,661,433
Total liabilities and equity	$4,444,818	$8,515,912

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	52,083,078	$52	$4,544,315	$589,024	$(516,013)	$44,055	$4,661,433
Net income	—	—	—	15,068	—	1,233	16,301
Distributions to noncontrolling owners	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax of $3,248	—	—	—	—	(43,466)	(338)	(43,804)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Common stock-based award activity	255,957	—	11,056	—	—	—	11,056
Balance at April 1, 2022	54,030,880	54	4,555,369	604,092	(559,479)	44,009	4,644,045
Net income	—	—	—	76,855	—	130	76,985
Other comprehensive loss, net of tax of $—	—	—	—	—	(29,443)	(1,433)	(30,876)
Distribution of ESAB Corporation	—	—	(1,666,732)	—	499,981	(40,510)	(1,207,261)
Common stock-based award activity	80,238	—	8,570	—	—	—	8,570
Balance at July 1, 2022	54,111,118	54	2,897,207	680,947	(88,941)	2,196	3,491,463
Net loss	—	—	—	(66,612)	—	136	(66,476)
Other comprehensive loss, net of tax of $—	—	—	—	—	(27,670)	(1,166)	(28,836)
Adjustments to distribution of ESAB Corporation	—	—	2,451	—	—	—	2,451
Acquisition	—	—	—	—	—	345	345
Common stock-based award activity	37,197	—	9,255	—	—	—	9,255
Balance at September 30, 2022	54,148,315	$54	$2,908,913	$614,335	$(116,611)	$1,511	$3,408,202

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	39,498,896	$40	$3,478,086	$517,367	$(452,106)	$44,487	$3,587,874
Net income	—	—	—	19,074	—	1,166	20,240
Distributions to noncontrolling owners	—	—	—	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax of $6,840	—	—	—	—	(39,621)	(124)	(39,745)
Conversion of tangible equity units into common stock	114,804	—	—	—	—	—	—
Common stock offering, net of issuance costs	5,366,666	5	711,316	—	—	—	711,321
Common stock-based award activity	218,744	—	12,433	—	—	—	12,433
Balance at April 2, 2021	45,199,110	45	4,201,835	536,441	(491,727)	44,475	4,291,069
Net income	—	—	—	28,642	—	1,060	29,702
Other comprehensive income (loss), net of tax of $473	—	—	—	—	9,108	(1,429)	7,679
Conversion of tangible equity units into common stock	2,058,000	2	(2)	—	—	—	—
Common stock-based award activity	190,105	—	23,510	—	—	—	23,510
Balance at July 2, 2021	47,447,215	47	4,225,343	565,083	(482,619)	44,106	4,351,960
Net income	—	—	—	25,848	—	1,009	26,857
Distributions to noncontrolling owners	—	—	—	—	—	(1,496)	(1,496)
Other comprehensive income (loss), net of tax of $4,478	—	—	—	—	(50,023)	364	(49,659)
Conversion of tangible equity units into common stock	1,845,700	2	(2)	—	—	—	—
Common stock issued for acquisition, net of issuance costs	2,181,507	3	285,678	—	—	—	285,681
Common stock-based award activity	119,525	—	17,181	—	—	—	17,181
Balance at October 1, 2021	51,593,947	$52	$4,528,200	$590,931	$(532,642)	$43,983	$4,630,524

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 30, 2022	October 1, 2021

Cash flows from operating activities:
Net income	$26,810	$76,799
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other impairment charges	167,453	197,641
Stock-based compensation expense	27,799	26,235
Non-cash interest expense	3,021	3,757
Unrealized gain on investment in ESAB Corporation	(72,412)	—
Realized gain on cost basis investment	(8,800)	—
Debt extinguishment charges	20,104	29,870
Deferred income tax expense (benefit)	(3,458)	(5,904)
(Gain)/Loss on sale of property, plant and equipment	352	(1,483)
Changes in operating assets and liabilities:
Trade receivables, net	(43,315)	(70,407)
Inventories, net	(119,145)	(130,348)
Accounts payable	34,147	143,694
Other operating assets and liabilities	(52,459)	(9,971)
Net cash (used in) provided by operating activities	(19,903)	259,883
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(68,668)	(73,595)
Proceeds from sale of property, plant and equipment	2,746	2,908
Acquisitions, net of cash received, and investments	(73,390)	(222,961)
Net cash used in investing activities	(139,312)	(293,648)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	450,000	515,696
Payments under term credit facility	(785,000)	—
Repayments of borrowings on revolving credit facilities and other	(608,877)	(409,961)
Repayments of borrowings on Senior notes	(300,000)	(700,000)
Repayments of borrowings on Euro senior notes	(386,278)	—
Distribution from ESAB Corporation, net	1,143,369	—
Payment of debt issuance costs	(2,938)	—
Proceeds from issuance of common stock, net	2,530	738,177
Payment of debt extinguishment costs	(12,704)	(24,375)
Deferred consideration payments and other	(6,857)	(7,700)
Net cash (used in) provided by financing activities	(506,755)	111,837
Effect of foreign exchange rates on Cash and cash equivalents and Restricted Cash	1,557	(1,659)
(Decrease) increase in Cash and cash equivalents and Restricted cash	(664,413)	76,413
Cash and cash equivalents and Restricted Cash, beginning of period	719,370	101,069
Cash and cash equivalents, end of period	$54,957	$177,482

Supplemental disclosures:
Common stock issued for acquisition, net of issuance costs	$—	$285,681

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

On April 4, 2022 (the “Distribution Date”), the Company completed the separation of its fabrication technology business (the “Separation”) through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corporation (“ESAB”) to Colfax stockholders. To affect the Separation, Colfax distributed to its stockholders one share of ESAB common stock for every three shares of Colfax common stock held at the close of business on March 22, 2022, with the Company retaining 10% of the shares of ESAB common stock immediately following the Separation. At September 30, 2022, the Company’s investment in ESAB was measured at fair value based on ESAB’s closing stock price, and was valued at $200.3 million. The Company intends to divest its retained stake in ESAB, in a tax-efficient exchange for its outstanding debt no later than 12 months after the Distribution Date. Upon completion of the Separation, Colfax, which retained the Company’s specialty medical technology business, changed its name to Enovis Corporation. On April 5, 2022, the Company began trading under the stock symbol “ENOV” on the New York Stock Exchange.

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

The Company makes certain estimates and assumptions in preparing its Condensed Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates. COVID-19, which was characterized as a pandemic by the World Health Organization on March 11, 2020, has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities in the Condensed Consolidated Financial Statements as periodic surges in cases, the extent and period of recovery, and related economic disruption are difficult to

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

forecast. Furthermore, historical seasonality trends have been disrupted by the commercial impacts caused by the COVID-19 pandemic.

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the nine months ended September 30, 2022. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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
(1) Total assets and liabilities include asbestos-related contingencies and insurance coverages previously reported as discontinued operations. See Asbestos Contingencies section below for more information.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The financial results of the discontinued operations for the three and nine months ended September 30, 2022 and October 1, 2021 include the fabrication technology business through the date of Separation and separation-related costs incurred and are presented as income from discontinued operations, net of income taxes, on the Company’s Consolidated Statements of Operations. The following table presents the financial results of the Company’s discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Net sales	$—	$605,968	$647,911	$1,803,900
Cost of sales	—	398,973	423,580	1,178,719
Selling, general and administrative expense	527	124,313	175,191	382,037
Restructuring and other charges	—	4,227	5,304	10,790
Operating income (loss)	(527)	78,455	43,836	232,354
Interest expense	—	9,417	8,035	34,254
Pension settlement gain	—	—	—	(11,208)
Income (loss) from discontinued operations before income taxes	(527)	69,038	35,801	209,308
Income tax expense	—	28,603	25,638	44,950
Income (loss) from discontinued operations, net of taxes	$(527)	$40,435	$10,163	$164,358

Total income attributable to noncontrolling interest related to ESAB, net of taxes was $1.0 million for the nine months ended September 30, 2022, and $0.8 million and $2.4 million for the three and nine months ended October 1, 2021, respectively.

Cash used in operating activities related to discontinued operations for the nine months ended September 30, 2022 was $31.9 million. Cash provided by operating activities related to discontinued operations for the nine months ended October 1, 2021 was $198.8 million. Cash used in investing activities related to discontinued operations for the nine months ended September 30, 2022 and October 1, 2021 was $3.2 million and $22.7 million, respectively.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Acquisitions and Investments

2022 Acquisitions

During the nine months ended September 30, 2022, the Company completed four asset acquisitions, two business combinations, and one investment, which is carried at cost as it does not have a readily determinable fair value. Two of these transactions were completed by the Company’s Reconstructive segment, and the other five transactions were completed by the Prevention & Recovery segment. The asset acquisitions broaden the Company’s product offering and distribution network. Aggregate purchase consideration for the four asset acquisitions was $22.3 million, of which $12.6 million was paid in cash and $9.6 million consists of deferred and contingent consideration. The investment was acquired for $10.0 million in cash consideration.

On May 6, 2022, the Company completed a business acquisition in its Reconstructive segment of KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, by acquiring 100% of its equity interests. 360 Med Care is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to its device supply arrangements with surgeons, hospitals, and insurers. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $14.3 million for the acquisition, net of cash received, and recorded estimated contingent consideration at fair value of $12.8 million related to expected results over future revenue targets. The Company has preliminarily allocated $13 million to goodwill and $18.2 million to intangible assets acquired. Purchase accounting procedures are ongoing and revisions to contingent consideration, intangible assets acquired, and adjustments for working capital true-ups may be recorded in future periods during the measurement period. The 360 Med Care acquisition broadens our customer base in Australia and adds to our overall product offerings.

On July 5, 2022, the Reconstructive segment of the Company acquired a controlling interest of Insight Medical Systems (“Insight”). Insight’s flagship solution, ARVIS, is an FDA-cleared augmented reality solution precisely engineered for the specific needs of hip and knee replacement surgery. The ARVIS navigation unit consists of a hands-free heads-up display worn by the surgeon which provides surgical guidance at the point of care in a streamlined, space-conserving, and cost-effective manner compared to traditional robotic offerings. The acquisition is accounted for under the acquisition method of accounting as a step-acquisition, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date.

Enovis made initial investments in Insight in 2020 and 2021, which were carried at cost. During the quarter, the Company acquired an additional 53.7% interest in Insight for $34.2 million net of cash received, and recorded contingent consideration of $5.0 million, which is the maximum payable under the agreement based on Insight’s achievement of certain milestones related to ARVIS. As of September 30, 2022, Enovis holds 99.5% interest in Insight and recognizes $0.3 million noncontrolling equity interest in its financial statements attributed to Insight.

The Company has preliminarily allocated $36.3 million to goodwill and $38.4 million to intangible assets acquired. Goodwill is primarily driven by expected synergies between ARVIS’ augmented reality surgical guidance system and our existing customer base and existing products. The Company does not expect any of the goodwill to be deductible for tax purposes. Purchase accounting procedures are ongoing and revisions to contingent consideration, intangible assets acquired, and adjustments for working capital true-ups may be recorded in future periods during the measurement period.

As a result of obtaining control of Insight, the Company remeasured its initial investments to its fair value resulting in a $8.8 million gain.

Investments

As of September 30, 2022, the balance of investments held by the company without readily determinable fair values was $16.5 million. The investments are carried at cost minus impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of the investments except for the gain on our previously held equity investment in Insight discussed above. As a result of acquiring control of Insight, Enovis now consolidates the assets, liabilities, and results of operations of Insight and therefore current year and previous investments in Insight of $16.6 million are no longer recorded as cost basis investments.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company holds equity securities in ESAB Corporation with a total value of $200.3 million, which are recorded at fair value. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss of $63.1 million and an unrealized gain of $72.4 million over cost basis, respectively. The Company does not hold other equity securities measured at fair value.

2021 Acquisitions

During the nine months ended October 1, 2021, the Company completed three business combinations and one asset acquisition in its Reconstructive segment for aggregate net cash consideration of $196.4 million and one asset acquisition in its Prevention and Recovery segment for cash consideration of $4 million. The acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date of each business combination.

The Reconstructive segment acquired Trilliant Surgical (“Trilliant”), a provider of foot and ankle orthopedic implants, in the first quarter of 2021 for net cash consideration of $79.6 million. The Reconstructive segment’s acquisitions in the second quarter of 2021 included MedShape, Inc. (“MedShape”), a provider of innovative surgical solutions for foot and ankle surgeons, which was acquired for net cash consideration of $124.6 million. The Trilliant and MedShape acquisitions further expand the Company’s U.S. foot and ankle product lines. The purchase accounting for all acquisitions made in the nine months ended October 1, 2021 has been completed. The Company also made two investments in medical technology businesses during the nine months ended October 1, 2021 for a total of $14.8 million, one of which was a previous investment in Insight for $13.3 million. The Insight investment is now consolidated as part of the acquisition discussed above and the other investment is carried at cost as of September 30, 2022, as it does not have a readily determinable fair value.

During the second half of 2021, the Reconstructive segment acquired Mathys AG Bettlach for total acquisition equity consideration of $285.7 million, which included cash acquired of $14.7 million. Purchase accounting procedures for this acquisition have been completed and the finalized allocation is presented below. For further information on prior year acquisitions and investments, refer to Note 5. “Acquisitions” in the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

July 28, 2021
(In thousands)
Trade receivables	$19,578
Inventories	76,824
Property, plant and equipment	58,465
Goodwill	92,438
Intangible assets	106,000
Accounts payable	(4,808)
Other assets and liabilities, net	(77,494)
Consideration, net of cash acquired	$271,003

5. Revenue

The Company provides orthopedic solutions, including products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. Substantially all its revenue is recognized at a point in time. The Company disaggregates its revenue into the following segments:

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands)
Prevention and Recovery	$256,502	$256,229	$765,121	$757,822
Reconstructive	127,312	103,694	389,267	269,308
Total	$383,814	$359,923	$1,154,388	$1,027,130

Given the nature of the Company’s business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of September 30, 2022 is immaterial.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 30, 2022
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$6,589	$3,345	$(2,027)	$(391)	$7,516

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(66,085)	$(13,769)	$16,114	$(88,395)
Weighted-average shares of Common stock outstanding – basic	54,136,889	53,031,128	54,025,144	50,274,020
Net income (loss) per share from continuing operations – basic	$(1.22)	$(0.26)	$0.30	$(1.76)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(66,085)	$(13,769)	$16,114	$(88,395)
Weighted-average shares of Common stock outstanding – basic	54,136,889	53,031,128	54,025,144	50,274,020
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	434,859	—
Weighted-average shares of Common stock outstanding – diluted	54,136,889	53,031,128	54,460,003	50,274,020
Net income (loss) per share from continuing operations – diluted	$(1.22)	$(0.26)	$0.30	$(1.76)
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes, of $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.8 million for the three and nine months ended October 1, 2021, respectively.

As a result of the reverse stock split following the Separation, prior-period share and per share figures contained in the Condensed Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

For the three and nine months ended September 30, 2022 and the three and nine months ended October 1, 2021, the weighted-average shares of Common stock outstanding - basic includes the impact of 6.1 million shares, as adjusted for the reverse stock split, for the actual or potential issuance of shares from tangible equity unit purchase contracts. In January 2022, the final remaining amount of tangible equity unit purchase contracts were converted into approximately 1.7 million shares of the Company’s common stock, as adjusted for the reverse stock split. All the issued shares are included in the Common stock issued and outstanding as of September 30, 2022. See Note 8, “Equity” for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended September 30, 2022 excludes 0.5 million and 0.4 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended October 1, 2021 excludes 0.3 million and 0.4 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

7. Income Taxes

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three and nine months ended September 30, 2022, Income (loss) from continuing operations before income taxes was $(78.3) million and $0.5 million, respectively, while Income tax benefit was $12.3 million and $16.2 million, respectively. The effective tax rate was 15.8% and (3,434.4)% for the three and nine months ended September 30, 2022, both of which differed from the 2022 federal statutory rate of 21% mainly due to non-taxable unrealized gains on the investment in ESAB and non-taxable realized gain on cost basis investment offset by non-deductible costs related to the tax-free separation transaction.

During the three and nine months ended October 1, 2021, Loss from continuing operations before income taxes was $20.2 million and $97.2 million, respectively, while Income tax benefit was $6.7 million and $9.7 million, respectively. The effective tax rate was 32.9% and 9.9% for the three and nine months ended October 1, 2021, respectively, both of which differed from the 2021 U.S. federal statutory rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

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

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of September 30, 2022, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 30, 2022 and October 1, 2021. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2022	$(85,559)	$(475,125)	$44,671	$(516,013)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	470	(88,927)	—	(88,457)
Loss on long-term intra-entity foreign currency transactions	—	(21,779)	—	(21,779)
Gain on net investment hedges	—	—	9,028	9,028
Other comprehensive income (loss) before reclassifications	470	(110,706)	9,028	(101,208)
Amounts reclassified from Accumulated other comprehensive income (loss)	629	—	—	629
Net Other comprehensive income (loss)	1,099	(110,706)	9,028	(100,579)
Distribution of ESAB Corporation	84,460	469,220	(53,699)	499,981
Balance at September 30, 2022	$—	$(116,611)	$—	$(116,611)

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

Tangible equity unit offering

On January 11, 2019, the Company issued 4.6 million in Tangible Equity Units (“TEUs”) at the stated amount of $100 per unit. Net cash of $447.7 million was received upon closing. The gross proceeds and deferred finance costs from the issuance of the TEUs were allocated 84.4% to equity (the “TEU prepaid stock purchase contracts”) and 15.6% to debt (the “TEU amortizing notes”) based on the relative fair value of the respective components of each TEU. See Note 10, “Debt” for additional information on the TEU amortizing notes. The TEU prepaid stock purchase contracts were mandatorily converted into shares of Company common stock on January 15, 2022, unless previously settled at the holder’s option. All the TEU prepaid stock purchase contracts converted at the minimum settlement rate. Approximately 1.3 million and 3.0 million TEU prepaid stock purchase contracts were settled into approximately 1.7 million and 4.0 million shares of Company common stock as adjusted for the reverse split, during the nine months ended September 30, 2022 and October 1, 2021, respectively. Since the 4.6 million TEU prepaid stock purchase contracts were mandatorily converted into shares of Company common stock at the minimum settlement rate or greater, 6.1 million shares, as adjusted for the reverse split, are included in basic net income per share calculations for all periods presented. See Note 6, “Net Income Per Share from Continuing Operations” for additional information.

9. Inventories, Net

Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$98,384	$66,824
Work in process	28,021	29,506
Finished goods	338,956	298,450
	465,361	394,780
Less: allowance for excess, slow-moving and obsolete inventory	(48,489)	(38,547)
	$416,872	$356,233

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Debt

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Term loan	$449,223	$782,435
Euro senior notes	—	395,552
2026 notes	—	297,906
TEU amortizing notes	—	6,501
Revolving credit facilities and other	—	603,932
Total debt	449,223	2,086,326
Less: current portion	(449,223)	(7,701)
Long-term debt	$—	$2,078,625

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

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.50:1.00, with a step-down to, on the date on which the Company and its subsidiaries have transferred any retained shares of ESAB common stock to one or more unaffiliated third parties, 4.00:1.00, commencing with the fiscal quarter ending June 30, 2023, 3.75:1.00 and commencing with the fiscal quarter ending June 30, 2024, 3.50:1.00, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Term Loan and the Enovis Revolver. As of September 30, 2022, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of September 30, 2022, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 3.98%, excluding accretion of original issue discount and deferred financing fees, and there was $900 million available on the Revolver.

Euro Senior Notes

The Company had senior unsecured notes with an aggregate principal amount of €350 million due in May 2025, with an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 at a 100.813% redemption premium after the completion of the Separation.

TEU Amortizing Notes

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company previously had 6.50% TEU amortizing notes at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The Company paid $6.5 million and $18.6 million of principal on the TEU amortizing notes in the nine months ended September 30, 2022 and October 1, 2021, respectively. The final installment payment was made on January 15, 2022.

2026 Notes

The Company had senior notes with a remaining principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 at a 103.188% redemption premium after the completion of the Separation.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million.

The Company is party to a letter of credit facility with a capacity of $15.0 million. Total letters of credit of $6.6 million were outstanding as of September 30, 2022.

Deferred Financing Fees

In total, the Company had deferred financing fees of $5.6 million included in its Condensed Consolidated Balance Sheet as of September 30, 2022, which will be charged to Interest expense, net, primarily using the effective interest method, over the life of the applicable debt agreements. In conjunction with the Separation-related debt redemptions and extinguishment of its prior credit facility in the second quarter of 2022, the Company recorded $7.4 million of noncash write-offs of original issue discounts and deferred financing fees. Additionally, the Company deferred $2.9 million of financing costs in the second quarter of 2022 in connection with the new Enovis Credit Facility.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accrued compensation and related benefits	$66,662	$66,290
Accrued taxes	12,675	12,970
Accrued freight	7,448	5,299
Contingent consideration - current portion	8,737	1,816
Warranty liability	2,608	2,503
Accrued restructuring liability	1,711	2,170
Accrued third-party commissions	25,128	22,362
Customer advances and billings in excess of costs incurred	3,113	9,203
Lease liability - current portion	23,847	21,936
Accrued interest	633	11,066
Accrued rebates	10,449	12,584
Accrued professional fees	14,946	13,711
Accrued royalties	4,839	5,045
Other	42,225	38,436
	$225,021	$225,391

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 30, 2022
	Balance at Beginning of Period	Provisions	Payments	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,470	$2,606	$(3,430)	$1,646
Facility closure costs and other(2)	358	5,299	(5,592)	65
Total	$2,828	7,905	$(9,022)	$1,711
Non-cash charges(2)		592
Total Provisions(3)		$8,497
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities, site cost structures, and product lines.
(3) For the nine months ended September 30, 2022, $4.7 million and $3.8 million of the Company’s total provisions were related to the Prevention and Recovery and Reconstructive segments, respectively. Restructuring and other charges includes $0.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt, which was $0.4 billion and $2.1 billion as of September 30, 2022 and December 31, 2021, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of September 30, 2022, the Company held $29.4 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the nine months ended September 30, 2022 the company recorded contingent consideration of $24.4 million in conjunction with current acquisitions.

There were no transfers in or out of Level One, Two or Three during the nine months ended September 30, 2022.

Investment in ESAB

On April 4, 2022, the Company completed the Separation and retained 10% of the shares of ESAB common stock. The Company did not retain a controlling interest in ESAB and, therefore, the fair value of the retained shares is included in the assets of continuing operations on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022, and the subsequent fair value changes are included in results from continuing operations on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022. At September 30, 2022, the Company’s investment in ESAB was measured at fair value based on ESAB’s closing stock price, and it is classified as Level 1 in the fair value hierarchy. The fair value of the ESAB investment as of September 30, 2022 was $200.3 million, and there was an

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

unrealized loss on investment of $63.1 million for the three months ended September 30, 2022 and an unrealized gain on investment of $72.4 million for the nine months ended September 30, 2022.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of September 30, 2022 and December 31, 2021 the fair value of these plans were $9.4 million and $11.2 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

Foreign Currency Contracts

As of September 30, 2022 and December 31, 2021, the Company had foreign currency contracts related to purchases and sales with notional values of $2.8 million and $7.6 million, respectively. During the nine months ended September 30, 2022, the Company recognized an unrealized loss of $0.2 million related to its derivative instruments. During the three and nine months ended September 30, 2022, the Company recognized realized losses of $0.1 million and $0.3 million, respectively, on its Condensed Consolidated Statements of Operations related to its derivative instruments.

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

In conjunction with revising its reporting structure, the Company allocated $1.1 billion and $0.8 billion of goodwill to the Prevention and Recovery and Reconstructive segments, respectively. The total segment assets as of the beginning of the second quarter were $2.8 billion and $1.8 billion for the Prevention and Recovery and Reconstructive segments, respectively. There have not been any material changes to the segment assets since the start of the second quarter.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which excludes the effect of restructuring and other charges, MDR and related costs, strategic transaction costs, stock-based compensation, depreciation and other amortization charges, amortization of acquired intangibles, insurance settlement gains, and inventory step-up from the operating income of the Company’s operating segments. The amounts presented below have been recast for the change in operating segments for all periods presented.

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands)
Net sales:
Prevention and Recovery	$256,502	$256,229	$765,121	$757,822
Reconstructive	127,312	103,694	389,267	269,308
	$383,814	$359,923	$1,154,388	$1,027,130
Segment Adjusted EBITDA(1):
Prevention and Recovery	$39,532	$40,432	$101,050	$94,982
Reconstructive	17,677	16,040	60,076	49,389
	$57,209	$56,472	$161,126	$144,371
(1) The following is a reconciliation of Operating loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands)
Operating loss (GAAP)	$(17,919)	$(16,107)	$(42,993)	$(44,589)
Restructuring and other charges(1)	2,989	2,230	8,497	5,193
MDR and other costs(2)	3,600	1,902	10,648	5,574
Strategic transaction costs	8,146	11,362	32,549	15,780
Stock-based compensation	7,205	6,253	21,734	19,000
Depreciation and other amortization	18,159	18,397	56,109	51,639
Amortization of acquired intangibles	31,993	31,025	94,603	88,067
Insurance settlement (gain) loss(3)	975	—	(32,059)	—
Inventory step-up	2,061	1,410	12,038	3,707
Adjusted EBITDA (non-GAAP)	$57,209	$56,472	$161,126	$144,371
(1) Restructuring and other charges includes $0.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Devices Regulation. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Insurance settlement (gain) loss is related to the 2019 acquisition of DJO.

ENOVIS CORPORATION
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the recently completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”); the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for, each company following the Separation; the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of increasing inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

•risks related to the Separation, including our ability to realize the anticipated benefits of the Separation; the potential to incur significant liability if the separation and distribution of ESAB is determined to be a taxable transaction or the remaining portion of our investment in ESAB is monetized in a taxable manner; potential indemnification liabilities to ESAB pursuant to the separation and distribution agreement and related agreements entered into in connection with the Separation; the financial and operating performance of each company following the Separation; and volatility associated with ESAB’s share price and the related value of our investment in ESAB;

•volatility in the commodity markets and certain commodity prices due to economic disruptions from the COVID-19 pandemic and various geopolitical events, including the ongoing conflict between Russia and Ukraine;

•changes in the general economy, including as a result of inflationary pressures, a general economic slowdown or a recession, increased interest rates or changes in monetary policy, as well as the cyclical nature of the markets we serve;

•supply chain constraints and backlogs, including risks affecting raw material, part and component availability, labor shortages and inefficiencies, freight and logistical challenges, and inflation in raw material, the cost and availability of power in Europe, part, component, freight and delivery costs;

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

•disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine (including rising utilities costs in the European market as well as any other political or economic response to the conflict and counter-responses);

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

•new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues;

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended September 30, 2022 to the comparable period in 2021 is affected by the following significant items:

The Separation

On April 4, 2022 (the “Distribution Date”), we completed the Separation through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB to our stockholders. We retained 10% of the shares of ESAB common stock immediately following the Separation. We intend to divest the retained shares in ESAB in a tax-efficient exchange for outstanding debt no later than 12 months after the Distribution Date. Until the remaining shares are sold, we record unrealized gains or losses in earnings due to changes in the investment’s fair value.

Since the disposition occurred in the second quarter of 2022, we began classifying our fabrication technology business as a discontinued operation in our financial statements beginning in the second quarter of 2022. Accordingly, the results of our fabrication technology businesses are excluded from continuing operations in the accompanying financials for the three and nine months ended September 30, 2022 and October 1, 2021.

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

The COVID-19 Pandemic and Other Market Dynamics

The COVID-19 pandemic has caused economic disruptions since its emergence in 2020. Despite increased access to vaccines, the emergence of variants and outbreaks have caused some volatility, including spikes in the second half of 2021 and second quarter of 2022, which slowed the pace of recovery in 2022.

As reflected in the discussions that follow, the pandemic and actions taken in response to it and other market dynamics have had a variety of impacts on our results of operations during 2021 and 2022, including sales levels, inflation and supply chain challenges.

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

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the nine months ended September 30, 2022 presented in this filing represents the incremental sales subsequent to the beginning of the prior year periods. During this period the Reconstructive segment completed two business combinations for aggregate consideration of $92.1 million and the Prevention & Recovery segment completed four asset acquisitions for aggregate consideration of $22.3 million. The acquired businesses include Insight, whose flagship product is the ARVIS surgical navigation system, and 360 Med Care, an Australian medical device distributor that bundles certain computer assisted surgery and patient experience enhancement programs to add value to the device supply arrangements with surgeons, hospitals, and insurers. We previously held investments in Insight without a readily determinable fair value which were marked to fair value upon the acquisition and resulted in a one-time realized gain of $8.8 million on our previous investment. Refer to Note 4 “Acquisitions and Investments” for further details regarding these acquisitions.

During 2021, we completed four acquisitions in our Reconstructive segment and one acquisition in our Prevention and Recovery segment for net cash consideration of $201.6 million and equity consideration of $285.7 million. The largest of these acquisitions include Trilliant Surgical, a provider of foot and ankle orthopedic implants; MedShape, Inc., a provider of innovative surgical solutions for foot and ankle surgeons; and Mathys AG Bettlach, a Switzerland-based company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine.

Foreign Currency Fluctuations

Approximately 30% and 26% of our Net sales from continuing operations for the nine months ended September 30, 2022 and October 1, 2021, respectively, were derived from sales denominated in currencies other than the U.S. dollar. Our costs are also exposed to currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the nine months ended September 30, 2022 compared to the nine months ended October 1, 2021, fluctuations in foreign currencies unfavorably reduced Net sales and Gross profit by approximately 2.0% and 2.0%, respectively, and favorably reduced Selling, general and administrative expenses by less than 2.0%. The changes in foreign exchange rates since December 31, 2021 also decreased net assets by approximately 2.0% as of September 30, 2022.

Seasonality

Our sales typically peak in the fourth quarter; however, the business impact caused by the COVID-19 pandemic has distorted the effects of historical seasonality patterns.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margin, two non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance. Adjusted EBITDA and Adjusted EBITDA margin exclude from Operating income (loss) the effect of restructuring and other charges, MDR and related costs, strategic transaction costs, stock-based compensation, depreciation and other amortization charges, amortization of acquired intangibles, insurance settlement gains, and inventory step-up. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists Enovis management in comparing its operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Enovis management also believes that presenting these measures allows investors to view its performance using the same measures that we use in evaluating our financial and business performance and trends.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(Dollars in millions)
Operating loss (GAAP)	$(17.9)	$(16.1)	$(43.0)	$(44.6)
Adjusted to add (deduct):
Restructuring and other charges(1)	3.0	2.2	8.5	5.2
MDR and other costs(2)	3.6	1.9	10.6	5.6
Strategic transaction costs(3)	8.1	11.4	32.5	15.8
Stock-based compensation	7.2	6.3	21.7	19.0
Depreciation and other amortization	18.2	18.4	56.1	51.6
Amortization of acquired intangibles	32.0	31.0	94.6	88.1
Insurance settlement (gain) loss(4)	1.0	—	(32.1)	—
Inventory step-up	2.1	1.4	12.0	3.7
Adjusted EBITDA (non-GAAP)	$57.2	$56.5	$161.1	$144.4
Operating loss margin	(4.7)%	(4.5)%	(3.7)%	(4.3)%
Adjusted EBITDA margin (non-GAAP)	14.9%	15.7%	14.0%	14.1%
(1) Restructuring and other charges includes $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.
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
(4) Insurance settlement loss (gain) is related to our 2019 acquisition of DJO.

The following tables set forth a reconciliation of operating income (loss), the most directly comparable financial statement measure, to Adjusted EBITDA by segment for the three and nine months ended September 30, 2022 and October 1, 2021, respectively.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Prevention and Recovery	Reconstructive	Total	Prevention and Recovery	Reconstructive	Total
	(Dollars in millions)
Operating loss (GAAP)	$(0.4)	$(17.5)	$(17.9)	$(1.4)	$(41.6)	$(43.0)
Adjusted to add (deduct):
Restructuring and other charges(1)	1.3	1.7	3.0	4.7	3.8	8.5
MDR and other costs(2)	2.4	1.2	3.6	7.1	3.6	10.6
Strategic transaction costs(2)	5.4	2.7	8.1	21.6	11.0	32.5
Stock-based compensation(2)	4.8	2.4	7.2	14.4	7.3	21.7
Depreciation and other amortization	5.5	12.6	18.2	17.7	38.4	56.1
Amortization of acquired intangibles	19.8	12.2	32.0	58.4	36.3	94.6
Insurance settlement (gain) loss(2)	0.7	0.3	1.0	(21.4)	(10.6)	(32.1)
Inventory step-up	—	2.1	2.1	—	12.0	12.0
Adjusted EBITDA (non-GAAP)	$39.5	$17.7	$57.2	$101.1	$60.1	$161.1
Operating loss margin	(0.2)%	(13.8)%	(4.7)%	(0.2)%	(10.7)%	(3.7)%
Adjusted EBITDA margin (non-GAAP)	15.4%	13.9%	14.9%	13.2%	15.4%	14.0%
(1) Restructuring and other charges includes $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.
(2) Amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

	Three Months Ended October 1, 2021			Nine Months Ended October 1, 2021
	Prevention and Recovery	Reconstructive	Total	Prevention and Recovery	Reconstructive	Total
	(Dollars in millions)
Operating income (loss) (GAAP)	$1.5	$(17.6)	$(16.1)	$(12.1)	$(32.5)	$(44.6)
Adjusted to add (deduct):
Restructuring and other charges	1.7	0.5	2.2	3.7	1.5	5.2
MDR and other costs(1)	1.4	0.5	1.9	4.1	1.4	5.6
Strategic transaction costs(1)	7.3	4.0	11.4	10.7	5.1	15.8
Stock-based compensation(1)	3.9	2.3	6.3	13.5	5.5	19.0
Depreciation and other amortization	6.6	11.8	18.4	18.8	32.8	51.6
Amortization of acquired intangibles	18.1	12.9	31.0	55.6	32.5	88.1
Inventory step-up	—	1.4	1.4	0.7	3.0	3.7
Adjusted EBITDA (non-GAAP)	$40.4	$16.0	$56.5	$95.0	$49.4	$144.4
Operating income (loss) margin	0.6%	(17.0)%	(4.5)%	(1.6)%	(12.1)%	(4.3)%
Adjusted EBITDA margin (non-GAAP)	15.8%	15.5%	15.7%	12.5%	18.3%	14.1%
(1) Amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

Total Company

Sales

Net sales for the three and nine months ended September 30, 2022 increased from the three and nine months ended October 1, 2021. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and nine months ended October 1, 2021	$359.9		$1,027.1
Components of Change:
Existing Businesses(1)	25.1	7.0%	58.8	5.7%
Acquisitions(2)	9.0	2.5%	92.0	9.0%
Foreign Currency Translation(3)	(10.3)	(2.9)%	(23.6)	(2.3)%
	23.8	6.6%	127.2	12.4%
For the three and nine months ended September 30, 2022	$383.8		$1,154.3
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

The increase in Net sales during the three and nine months ended September 30, 2022 compared to the prior year periods was primarily attributable to an increase in sales from existing businesses across both of our segments and sales from acquired businesses in our Reconstructive segment, partially offset by foreign currency headwinds. Existing business sales in our Reconstructive segment increased $15.5 million and $29.4 million, during the three and nine months ended September 30, 2022 respectively, due to significantly higher sales volumes compared to the prior year periods across all product lines driven by market outperformance and recovery from COVID-related surges in 2021. Existing business sales in our Prevention and Recovery segment increased $9.5 million and $29.4 million, during the three and nine months ended September 30, 2022 respectively, due to improved sales volumes and inflation-related pricing increases. Net sales from acquisitions increased in the three and nine months ended September 30, 2022 due to acquisitions in our Reconstructive segment that closed since the beginning of the prior year period. The strengthening of the U.S. dollar relative to other currencies resulted in $10.3 million and $23.6 million unfavorable foreign currency translation impacts during the three and nine months ended September 30, 2022, respectively.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(Dollars in millions)
Gross profit	$215.8	$197.9	$637.6	$569.8
Gross profit margin	56.2%	55.0%	55.2%	55.5%
Selling, general and administrative expense	$182.2	$168.3	$564.3	$487.2
Research and development expense	$15.6	$12.5	$46.1	$33.9
Operating loss	$(17.9)	$(16.1)	$(43.0)	$(44.6)
Operating loss margin	(4.7)%	(4.5)%	(3.7)%	(4.3)%
Net income (loss) from continuing operations	$(65.9)	$(13.6)	$16.6	$(87.6)
Net income (loss) from continuing operations margin (GAAP)	(17.2)%	(3.8)%	1.4%	(8.5)%
Adjusted EBITDA (non-GAAP)	$57.2	$56.5	$161.1	$144.4
Adjusted EBITDA margin (non-GAAP)	14.9%	15.7%	14.0%	14.1%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$3.0	$2.2	$8.5	$5.2
MDR and other costs	$3.6	$1.9	$10.6	$5.6
Strategic transaction costs	$8.1	$11.4	$32.5	$15.8
Stock-based compensation	$7.2	$6.3	$21.7	$19.0
Depreciation and other amortization	$18.2	$18.4	$56.1	$51.6
Amortization of acquired intangibles	$32.0	$31.0	$94.6	$88.1
Insurance settlement (gain) loss	$1.0	$—	$(32.1)	$—
Inventory step-up	$2.1	$1.4	$12.0	$3.7
Unrealized (gain) loss on investment in ESAB Corporation	$63.1	$—	$(72.4)	$—
Realized gain on cost basis investment	$(8.8)	$—	$(8.8)	$—
Interest expense, net	$6.3	$4.1	$17.9	$22.8
Debt extinguishment charges	$—	$—	$20.1	$29.9
Income tax benefit	$(12.3)	$(6.7)	$(16.2)	$(9.7)
Other income	$(0.3)	$—	$(0.3)	$—
(1) Restructuring and other charges includes $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

Third Quarter of 2022 Compared to Third Quarter of 2021

Gross profit increased in the third quarter of 2022 compared with the prior year period due to a $16.7 million increase in our Reconstructive segment and a $1.2 million increase in our Prevention and Recovery segment. The Gross profit increase was primarily attributable to increased sales from existing businesses and contributions from recent acquisitions, partially offset by inflation of supply chain, logistics, and other costs, unfavorable foreign currency translation, and $0.7 million of higher inventory step-up charges related to recent acquisitions. Gross profit margin increased due to segment performance, including pricing and other benefits, offset by inflation of supply chain, logistics, and other costs.

Selling, general and administrative expense increased $13.9 million in the third quarter of 2022 compared to the prior year period due to $8.3 million from acquired businesses, offset by a $3.2 million decrease in strategic transaction costs driven by lower Separation-related costs. Research and development costs also increased compared to the prior year period primarily due to recent acquisitions and investments in new product development. Amortization of acquired intangibles also increased compared to the prior year period due to acquisitions.

Following the Separation, we retained 10% of the shares of ESAB common stock, which is recorded at fair value. During the third quarter of 2022, we recorded a $63.1 million loss related to this investment. During the third quarter of 2022, we recorded an insurance settlement loss of $1.0 million which, along with the aforementioned $63.1 million loss on our retained investment in ESAB, significantly impacted our results.

Interest expense, net increased in the third quarter of 2022 due to higher interest rates and non-cash interest accretion on acquisition-related contingent consideration.

The effective tax rate for Net income from continuing operations during the third quarter of 2022 was 15.8%, which was lower than the 2022 U.S. federal statutory tax rate of 21%, mainly due to non-taxable unrealized gains on the investment in ESAB and non-taxable realized gain on cost basis investment offset by non-deductible costs related to the tax-free separation transaction. The effective tax rate for the third quarter of 2021 was 32.9%, which was higher than the 2021 U.S. federal statutory tax rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

Net income from continuing operations decreased in the third quarter of 2022 compared with the prior year period primarily due to the unrealized loss on the retained ESAB common stock, offset by existing business and acquisition growth. Net income margin from continuing operations decreased due to the aforementioned factors. Adjusted EBITDA increased primarily due to existing business and acquisition growth, offset by inflation of supply chain, logistics, and other costs. Adjusted EBITDA margin of the core business, excluding the effects of recent acquisitions and foreign currency pressures increased by approximately 40 basis points. Our recent acquisitions mainly in our Reconstructive segment, which were dilutive to the margin by approximately 100 basis points, are expected to be accretive to margins in future years.

Other income increased due to the receipt of a dividend payment from our investment in ESAB.

Nine months ended September 30, 2022 Compared to Nine months ended October 1, 2021

Gross profit increased in the nine months ended September 30, 2022 compared with the prior year period due to a $66.4 million increase in our Reconstructive segment and a $1.3 million increase in our Prevention and Recovery segment. The Gross profit increase was attributable to contribution from recent business acquisitions and increased sales in our existing businesses, partially offset by inflation of supply chain, logistics, and other costs, unfavorable foreign currency translation, and higher inventory step-up charges of $8.3 million. Gross profit margin decreased primarily due to inflation of supply chain, logistics, and other costs that exceeded customer pricing and other benefits.

Selling, general and administrative expense increased $77.1 million in the nine months ended September 30, 2022 compared to the prior year period primarily due to $48.0 million of costs included in acquired businesses and $16.8 million more strategic transaction costs, driven by costs incurred in the first quarter of 2022. Research and development costs also increased compared to the prior year period primarily due to increased spend within recently acquired businesses in our Reconstructive segment. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to business acquisition-related increases.

Following the Separation, we retained 10% of the shares of ESAB common stock, which is recorded at fair value. During the nine months ended September 30, 2022, we recorded a $72.4 million gain related to this investment.

During the nine months ended September 30, 2022, we recorded an insurance settlement gain of $32.1 million which, along with the aforementioned gain on our retained investment in ESAB, significantly impacted our results for the nine months ended September 30, 2022.

Interest expense, net decreased in the nine months ended September 30, 2022 compared to the prior year period due to a reduction in debt balances as a result of the Separation-related debt redemptions at the beginning of the second quarter of 2022.

The effective tax rate for Net income from continuing operations during the nine months ended September 30, 2022 was (3,434.4)%, which differed from the 2022 U.S. federal statutory tax rate of 21%, mainly due to non-taxable unrealized gains on the investment in ESAB and non-taxable realized gain on cost basis investment offset by non-deductible costs related to the tax-free separation transaction. The effective tax rate for the nine months ended October 1, 2021 was 9.9%, which was lower than the 2021 U.S. federal statutory tax rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

Net income from continuing operations increased in the nine months ended September 30, 2022 compared with the prior year period, primarily due to the gain on the retained ESAB common stock, as well as the insurance settlement gain and acquisition-related sales, offset by costs associated with the Separation and acquisition-related costs. Net income margin from continuing operations increased by 990 points due to the aforementioned factors. Adjusted EBITDA increased due to organic growth and lower operating expenses in existing businesses, partially offset by inflation of supply chain, logistics, and other costs. Adjusted EBITDA margin of the core business, excluding the effects of recent acquisitions and foreign currency pressures, increased by approximately 80 basis points. Our recent acquisitions, primarily in our Reconstructive segment, which were dilutive to the margin by approximately 70 basis points, are expected to be accretive to margins in future years.

Other income increased due to the receipt of a dividend payment from our investment in ESAB.

Business Segments

Following the completion of the Separation, we revised our reporting structure and conduct our business through two operating segments, “Prevention and Recovery”, which consists of our orthopedic and rehabilitation business, and “Reconstructive”, which includes our surgical business.

Prevention and Recovery

We develop, manufacture, and distribute rigid bracing products, orthopedic soft goods, vascular systems and compression garments, and hot and cold therapy products, and offer robust recovery sciences products in the clinical rehabilitation and sports medicine markets such as bone growth stimulators and electrical stimulators used for pain management, as well as digital and workflow solution offerings that enhance our products and the continuum of care path. Our Prevention and Recovery products are marketed under several brand names, most notably DJO and Don-Joy, to orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers, and other healthcare professionals who treat patients with a variety of treatment needs including musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Many of our medical devices and related accessories are used by athletes and other patients for injury prevention and at-home physical therapy treatments. We reach a diverse customer base through multiple distribution channels, including independent distributors, direct salespeople, and directly to patients.

The following table summarizes selected financial results for our Prevention and Recovery segment:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(Dollars in millions)
Net sales	$256.5	$256.2	$765.1	$757.8
Gross profit	$132.5	$131.3	$388.7	$387.5
Gross profit margin	51.7%	51.2%	50.8%	51.1%
Selling, general and administrative expenses	$102.7	$103.5	$323.7	$319.3
Research and development expense	$8.5	$6.6	$25.5	$20.8
Operating income (loss) (GAAP)	$(0.4)	$1.5	$(1.4)	$(12.1)
Adjusted EBITDA (non-GAAP)	$39.5	$40.4	$101.1	$95.0
Adjusted EBITDA margin (non-GAAP)	15.4%	15.8%	13.2%	12.5%
Items excluded from Adjusted EBITDA:
Restructuring and other charges	$1.3	$1.7	$4.7	$3.7
MDR and other costs	$2.4	$1.4	$7.1	$4.1
Strategic transaction costs	$5.4	$7.3	$21.6	$10.7
Stock-based compensation	$4.8	$3.9	$14.4	$13.5
Depreciation and other amortization	$5.5	$6.6	$17.7	$18.8
Amortization of acquired intangibles	$19.8	$18.1	$58.4	$55.6
Insurance settlement (gain) loss	$0.7	$—	$(21.4)	$—
Inventory step up	$—	$—	$—	$0.7

(1) Restructuring and other charges includes $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

Third Quarter of 2022 Compared to Third Quarter of 2021

Net sales in our Prevention and Recovery segment increased $0.3 million in the third quarter of 2022 compared with the prior year period driven primarily by an increase in existing business sales of $9.5 million, offset by $9.2 million in foreign currency pressures. Gross profit and Gross profit margin increased primarily due to volume growth in our higher margin product lines and partially offset by the effect of unfavorable foreign currency. Selling, general and administrative expense decreased primarily due to decreased central cost allocations. Operating income decreased due to inflation of supply chain, logistics, and other costs and the effect of unfavorable foreign currency. Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the reduced Selling, general and administrative expenses compared to the prior period, partially offset by inflation of supply chain, logistics, and other costs.

Nine months ended September 30, 2022 Compared to Nine months ended October 1, 2021

Net sales in our Prevention and Recovery segment increased $29.4 million, or 3.9%, before currency translation pressure of $22.1 million in the nine months ended September 30, 2022 compared with the prior year period, driven by organic growth in existing businesses which was aided by pricing increases to mitigate inflation. Gross profit increased $1.3 million due to the improved sales, offset by inflation of supply chain, logistics, and other costs and the effect of unfavorable foreign currency. Gross profit margin decreased 30 basis points due to inflation-related customer pricing and cost increases and the effect of unfavorable foreign currency. Selling, general and administrative expense increased primarily due to increased costs related to the Separation, offset by lower allocated central costs. Operating income (loss) improved due to an insurance settlement gain recorded in the second quarter of 2022 and lower Selling, general and administrative expenses, partially offset by inflation of supply chain, logistics, and other costs as well as increases in strategic transaction costs related to the Separation. Adjusted EBITDA and Adjusted EBITDA margin increased due to the reduction in central cost allocations, partially offset by inflation of supply chain, logistics, and other costs during the nine months ended September 30, 2022 compared to the prior year period.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures, including in hospitals and ambulatory surgery centers.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(Dollars in millions)
Net sales	$127.3	$103.7	$389.3	$269.3
Gross profit	$83.3	$66.6	$248.9	$182.5
Gross profit margin	65.4%	64.3%	63.9%	67.8%
Selling, general and administrative expenses	$79.5	$64.7	$240.6	$167.8
Research and development expense	$7.1	$5.8	$20.6	$13.1
Operating loss (GAAP)	$(17.5)	$(17.6)	$(41.6)	$(32.5)
Adjusted EBITDA (non-GAAP)	$17.7	$16.0	$60.1	$49.4
Adjusted EBITDA margin (non-GAAP)	13.9%	15.4%	15.4%	18.3%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.7	$0.5	$3.8	$1.5
MDR and other costs	$1.2	$0.5	$3.6	$1.4
Strategic transaction costs	$2.7	$4.0	$11.0	$5.1
Stock-based compensation	$2.4	$2.3	$7.3	$5.5
Depreciation and other amortization	$12.6	$11.8	$38.4	$32.8
Amortization of acquired intangibles	$12.2	$12.9	$36.3	$32.5
Insurance settlement (gain) loss	$0.3	$—	$(10.6)	$—
Inventory step up	$2.1	$1.4	$12.0	$3.0

Third Quarter of 2022 Compared to Third Quarter of 2021

Net sales increased in our Reconstructive segment in the third quarter of 2022 compared with the prior year period primarily due to $15.5 million of organic sales growth and of $9.0 million acquisition-related sales growth. Gross profit and Gross profit margin increased due to sales growth mentioned previously, partially offset by inflation of supply chain, logistics, and other costs. Selling, general and administrative expense increased over the same period primarily due to $8.3 million from acquired businesses including integration costs for the newly-acquired businesses. Adjusted EBITDA increased primarily due to existing business-related growth. Recent acquisitions drove a reduction in the Adjusted EBITDA margin, as the recent acquisitions were dilutive to the margin by approximately 320 basis points and are expected to be accretive to margins in future years.

Nine months ended September 30, 2022 Compared to Nine months ended October 1, 2021

Net sales increased in our Reconstructive segment in the nine months ended September 30, 2022 compared with the prior year period, primarily due to acquisition-related sales growth of $92.0 million and existing business sales growth of $29.4 million. Gross profit increased in the nine months ended September 30, 2022 compared to the nine months ended October 1, 2021, primarily due to acquisition and existing business growth, partially offset by inflation of supply chain, logistics, and other costs and acquisition-related inventory valuation step-up charges of $9.0 million, which also led to a decrease in Gross profit margin. Selling, general and administrative expense increased over the same period primarily due to $48.0 million of costs from acquisitions, including integration costs for the newly-acquired businesses, as well as increased central cost allocations and costs associated with the Separation. Operating income decreased in the nine months ended September 30, 2022 compared to the nine months ended October 1, 2021, primarily due to the increase in Selling, general and administrative expenses from acquisitions. Adjusted EBITDA increased primarily due to growth in existing businesses, partially offset by inflation of supply chain, logistics, and other costs. Without the impact of recent acquisition, Adjusted EBITDA margins were flat compared to prior year. Recent acquisitions were dilutive to the margin by approximately 270 basis points, but are expected to be accretive to margins in future years.

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

In 2018, our Board of Directors authorized the repurchase of our Common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of September 30, 2022, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

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

The Enovis Credit Agreement consists of a revolving credit facility that totals $900 million in commitments (the “Revolver”) and a term loan in an aggregate amount of $450 million (the “Enovis Term Loan”, and together with the Revolver, the “Enovis Credit Facility”). The Revolver includes a $50 million swing line loan sub-facility. The Revolver will be used to provide funds for the Company’s ongoing working capital requirements and for general corporate purposes. As of September 30, 2022, there was $900 million available on the Revolver.

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

TEU Amortizing Notes

On January 15, 2022, we made the final installment payment on our TEU amortizing notes, which had an initial principal amount of $15.6099 per unit and an interest rate of 6.50% per annum. We paid $6.5 million and $18.6 million of principal on the TEU amortizing notes in the nine months ended September 30, 2022 and October 1, 2021, respectively.

2026 Notes

We had senior notes with an aggregate principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. Upon the completion of the Separation, the 2026 Notes were redeemed on April 7, 2022 at a redemption premium at 103.188% of the principal amount.

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million.

We are also party to a letter of credit facility with an aggregate capacity of $15.0 million. Total letters of credit of $6.6 million are outstanding as of September 30, 2022.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 30, 2022, we had $55.0 million of Cash and cash equivalents, a decrease of $664.4 million from the balance as of December 31, 2021 of $719.4 million. The Cash and cash equivalents as of December 31, 2021 include $39.1 million related to ESAB which was part of the Separation and are reported in Total current assets associated with discontinued operations in the Condensed Consolidated Balance Sheets. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 30, 2022	October 1, 2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(19.9)	$259.9
Purchases of property, plant and equipment and intangibles	(68.7)	(73.6)
Proceeds from sale of property, plant and equipment	2.7	2.9
Acquisitions, net of cash received, and investments	(73.4)	(223.0)
Net cash used in investing activities	(139.3)	(293.6)
Repayments of borrowings, net	(1,630.2)	(594.3)
Distribution from ESAB Corporation, net	1,143.4	—
Proceeds from issuance of common stock, net	2.5	738.2
Payment of debt extinguishment costs	(12.7)	(24.4)
Deferred consideration payments and other	(9.8)	(7.7)
Net cash provided by (used in) financing activities	(506.8)	111.8
Effect of foreign exchange rates on Cash and cash equivalents	1.6	(1.7)
Increase (decrease) in Cash and cash equivalents	$(664.4)	$76.4

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs such as Separation costs. Changes in significant operating cash flow items are discussed below.

•Year-to-date 2022 cash used in operating activities of $19.9 million includes $136.0 million of outflows from working capital, primarily due to business growth and increases in inventory to insulate for supply chain volatility. Results in the comparable prior year period include $69.0 million of outflows for working capital increases.

•Year-to-date 2022 cash used in operating activities also reflects $31.9 million of outflows for discontinued operations, which includes $42.6 million of net outflows related to the Separation. Cash provided by operating activities related to discontinued operations for the nine months ended October 1, 2021 was $198.8 million.

•During the nine months ended September 30, 2022, cash payments of $59.7 million were made related to the Separation, of which $42.6 million is related to discontinued operations. Separation related payments made during the comparable 2021 period were $6.3 million.

•Year-to-date 2022 cash used in operating activities includes $33.4 million of cash interest payments, of which $28.3 million relates to the Company’s former capital structure before giving effect to the completion of the refinancing transactions in connection with the Separation. At the time of the Separation, the Company’s total debt of $2.1 billion was repaid and replaced with $450 million of term loan A proceeds. The first nine months of 2021 included cash interest payments of $72.0 million.

•Prior year net cash provided by operating activities included a one-time cash inflow from a $36.0 million U.S. federal tax refund received in the first quarter of 2021.

•During the nine months ended September 30, 2022 and October 1, 2021, cash payments of $9.0 million and $4.9 million, respectively, were made related to our restructuring initiatives within our continuing operations.

Cash flows used in investing activities during the nine months ended September 30, 2022 of $139.3 million decreased compared with the $293.6 million in the prior year period due to lower outlays for acquisitions and investments. The amounts included in Purchases of property, plant and equipment related to discontinued operations for the nine-month periods ended September 30, 2022 and October 1, 2021 were $5.9 million and $18.9 million, respectively. The amounts included in Proceeds from sale of property, plant and equipment related to discontinued operations for the nine-month periods ended September 30, 2022 and October 1, 2021 were $2.7 million and $1.1 million, respectively. The amount included in Acquisitions, net of cash received, and investments related to discontinued operations for the nine-month period ended October 1, 2021 was $4.9 million.

Cash flows used in financing activities during the nine months ended September 30, 2022 included $1.6 billion repayment of borrowings, which included the outstanding debt on our existing credit facility, 2026 Notes and Euro Senior Notes, partially offset by borrowings on a term loan under the new credit facility. The repayments were primarily funded by a $1.2 billion cash distribution from ESAB to us upon Separation. Cash flows provided by financing activities for the nine months ended October 1, 2021 included the $711.3 million net proceeds from the public offering of our Common stock on March 19, 2021. The net proceeds were used for the $600 million full redemption of our 2024 Notes and the $100 million partial redemption of our 2026 Notes in the third quarter of 2021.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of September 30, 2022 are variable-rate facilities based on SOFR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and nine months ended September 30, 2022 would have increased Interest expense for our variable rate-based debt by approximately $1.1 million and $6.1 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended September 30, 2022 and October 1, 2021, approximately 28% of our sales were derived from operations outside the U.S. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Germany, Tunisia, and China. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02***	Amended and Restated Bylaws of Enovis Corporation.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.2 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	President and Chief Executive Officer
Matthew L. Trerotola	(Principal Executive Officer)	November 2, 2022

/s/ Christopher M. Hix	Executive Vice President, Finance
Christopher M. Hix	Chief Financial Officer	November 2, 2022
(Principal Financial Officer)

/s/ John Kleckner	Vice President
John Kleckner	Chief Accounting Officer	November 2, 2022
(Principal Accounting Officer)