Form 10-K
period 2022-12-31
Enovis CORP
filed 2023-03-01
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission file number 001-34045
_________________________
ENOVIS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		54-1887631
State or other jurisdiction of		(I.R.S. Employer
incorporation or organization		Identification No.)

2711 Centerville Road,	Suite 400
Wilmington,	Delaware	19808
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: 302-252-9160
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.001 per share	ENOV	New York Stock Exchange

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
Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on July 1, 2022 was $2.683 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 24, 2023, the number of shares of the Registrant’s common stock outstanding was 54,325,215.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2023 Proxy Statement specifically incorporated herein by reference, the 2023 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Enovis,” “the Company,” “we,” “our,” and “us” refer to Enovis Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the recently completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”); the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for the Company following the Separation; the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of increasing inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “target,” “aim,” “seek,” “see,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the risks discussed in “Risk Factor Summary” below.

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

RISK FACTOR SUMMARY

The following summarizes the principal factors that make an investment in Enovis speculative or risky, all of which are more fully described in the “Risk Factors” in Item 1A. “Risk Factors” in Part I of this Form 10-K. This summary should be read in connection with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

The following factors could materially adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock.

Risks Related to Our Business and Operations

•An inability to identify suitable acquisition candidates, complete any proposed acquisitions or successfully integrate the businesses we acquire.
•The availability of additional capital and our inability to pursue our growth strategy without it.
•Our indebtedness and our debt agreements, which contain restrictions that limit our flexibility in operating our business.
•Our restructuring activities, which may subject us to additional uncertainty in our operating results.
•Any impairment in the value of our intangible assets, including Goodwill.
•A material disruption at any of our manufacturing facilities.
•Any failure to maintain and protect our intellectual property rights or challenges to these rights by third parties.
•The effects of the COVID-19 global pandemic.

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
•Our reliance on a variety of distribution methods to market and sell our medical device products.

Risks Related to Government Regulation and Litigation Government Regulation and Litigation

•Extensive government regulation and oversight of our products, including the requirement to obtain and maintain regulatory approvals and clearances
•Safety issues or recalls of our products.
•Failure to comply with federal and state regulations related to the manufacture of our products.
•Risks associated with improper marketing or promotion of our products.
•Impacts of potential legislative or regulatory reforms on our business.
•Risks associated with the clinical trial process.
•Risks associated with the failure to comply with governmental regulations for products for which we obtain clearance or approval.
•Risks associated with product liability lawsuits.
•Our ability to obtain coverage and adequate levels of reimbursement from third party payors for our medical device products.
•Audits or denials of claims by government agencies.
•Federal and state health reform and cost control efforts.
•Our failure or the failure of our employees or third parties with which we have relationships to comply with healthcare laws and regulations.
•Our relationships with leading surgeons who assist with the development and testing of our products and our ability to comply with enhanced disclosure requirements regarding payments to physicians.
•Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements.
•Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.
•Failure to comply with anti-bribery and export control laws, economic sanctions or other trade laws.

Risks Relating to the Separation

•Our ability to achieve some or all of the expected benefits of the Separation.
•If the Separation and/or certain related transactions do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.
•Potential indemnification liabilities to ESAB pursuant to the separation and distribution agreement and other related agreements.

General and Other Risks

•Changes in the general economy.
•Disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
•The loss of key leadership or the inability to attract, develop, engage, and retain qualified employees.
•The issuances of additional Common and Preferred stock or the resale of previously restricted Common stock, which may adversely affect the market price of common stock.
•Provisions in our governing documents and Delaware law, which may delay or prevent an acquisition of Enovis that may be beneficial to our stockholders.

PART I

Item 1. Business

General

Enovis Corporation (the “Company”, “Enovis”, “we” or “us”, and previously “Colfax Corporation” or “Colfax”) is a medical technology company focused on developing clinically differentiated solutions that generate measurably better patient outcomes and transform workflows by manufacturing, and distributing high-quality medical devices with a broad range of products used for reconstructive surgery, rehabilitation, pain management and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery or injury or from degenerative disease, enabling people to regain or maintain their natural motion. We seek to leverage our Enovis Growth eXcellence business system (“EGX”), a set of tools, processes, and culture, to continuously improve our ability to enable great patient outcomes and to drive and fuel growth.

On April 4, 2022, we completed the separation of the last of our industrial businesses, the fabrication technology business, through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corporation (“ESAB”) to Colfax stockholders. Prior to the Separation, we were a leading diversified technology company that provided fabrication technology and medical device products and services to customers around the world, principally under the ESAB and DJO Brands. To affect the Separation, we distributed to our stockholders one share of ESAB common stock for every three shares of Colfax common stock held at the close of business on March 22, 2022, with the Company retaining 10% of the shares of ESAB common stock immediately following the Separation. Upon completion of the Separation, Colfax, which retained the Company’s specialty medical technology business, changed its name to Enovis Corporation and began trading under the stock symbol “ENOV” on the New York Stock Exchange on April 5, 2022. Immediately following the Separation, the Company effected a one-for-three reverse stock split of all issued and outstanding shares of Enovis common stock. Following the the completion of the Separation, the Company revised its reporting structure and conducts its business through two operating segments, “Prevention & Recovery” and “Reconstructive”.

We divested our remaining 10% ownership stake in ESAB on November 18, 2022 by exchanging with a lender under the Company’s Credit Agreement, dated as of April 4, 2022 (the “Enovis Credit Agreement”), ESAB common stock for $230.5 million of the $450.0 million term loan outstanding under our Credit Agreement.

During the year ended December 31, 2022, we completed four acquisitions and one investment within our Prevention & Recovery segment, and two acquisitions within our Reconstructive segment. See Note 5, “Acquisitions”, for further information.

Our business management system, EGX, is integral to our operations. EGX is our culture and incorporates our values and drives our behaviors. EGX consists of a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. We believe that our management team’s access to, and experience in, the application of the EGX methodology is one of our primary competitive strengths. EGX was referred to as Colfax Business Systems, or CBS, prior to the Separation.

Each year, Enovis associates in every business develop strategic and operating plans that are based on the principle of the Voice of the Customer. In these plans, we are clear about our market realities, our threats, our risks, our opportunities and, most importantly, our vision. Our belief is that when we use the tools of EGX to drive the implementation of these plans, we are able to uniquely provide customers with the world-class quality, delivery, cost and innovation they require. We believe that performance ultimately helps our customers and Enovis sustainably grow and succeed.

The COVID-19 pandemic has caused economic disruptions since its emergence in 2020. The emergence of variants and outbreaks have continued to cause some volatility which slowed the pace of recovery in 2022. The pandemic and actions taken in response to it, as well as other market dynamics in recent periods, have had a variety of impacts on our results of operations during the periods presented, including adverse impacts on sales levels. We continue to experience cost inflation, supply chain challenges, such as logistics delays, as well as staffing shortages experienced by our customers (healthcare providers) that continue to reduce capacity and procedures. We are taking actions in an effort to mitigate impacts to our supply chain, including purchasing and producing additional inventory to protect our ability to meet customer demand; however, we expect these pressures to continue. In addition, there may be developments outside our control that require us to further adjust our operations. Given the potential dynamic nature of this situation, including the rise, prevalence and severity of variants of the virus, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Reportable Segments

We report our operations through the Prevention & Recovery and Reconstructive segments. We develop, manufacture and distribute high-quality medical devices and services across the continuum of patient care from injury prevention to joint replacement to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. We reach a diverse customer base through multiple distribution channels, that include both independent distributors and direct salespeople, and provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings and to retail consumers.

Prevention & Recovery

Our Prevention & Recovery segment includes products that are used by orthopedic specialists, surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our Prevention & Recovery product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products.

Reconstructive

Our Reconstructive segment is an innovation-driven leader offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

The following discussion includes information that is common to both of our reportable segments, unless indicated otherwise.

Industry and Competition

Our Prevention & Recovery segment generates approximately 67% of its revenues in the U.S. and the majority of the remaining balance in Europe. The markets in which our Prevention & Recovery segment competes are highly competitive and fragmented. We believe the principal elements of competition are innovation to create better patient outcomes, product quality, product reliability, brand names, and price. Key competitors for our Prevention & Recovery segment include Össur and Breg, Inc.

Our Reconstructive segment generates approximately 69% of its revenues in the U.S. and the majority of the remaining balance in Europe. The markets in which our Reconstructive segment competes are highly competitive and fragmented. We believe the principal elements of competition are innovation to create better patient outcomes, product quality, product reliability, brand names, and price. We compete in the Reconstructive segment with large companies that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. Key competitors competitors for our Reconstructive segment include Stryker, Zimmer Biomet, and DePuy Synthes, the medical device business within Johnson & Johnson.

Given our history of innovation and the experience of our management team, we are capable of effectively competing in our markets. The comprehensive range of products we offer enables us to reach a diverse customer base through multiple distribution channels with numerous opportunities to increase our growth across our markets. Our management believes that we are a leading competitor in each of our markets with leading and well-recognized brands.

International Operations

Our principal market for our Prevention & Recovery and Reconstructive segments outside the U.S. is Europe. For the year ended December 31, 2022, approximately 32% of our Net sales were derived from operations outside the U.S., the majority of which is in Europe with the remaining portion mostly in the Asia-Pacific region.

Our international operations subject us to certain risks. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business and Operations”. The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property both in the U.S. and around the world for both segments. Although we highlight recent additions to our patent portfolio as part of our marketing efforts, we do not consider any one patent or trademark or any group thereof essential to our business as a whole or to any of our business operations. We also rely on proprietary product knowledge and manufacturing processes in our operations. We do not rely solely on our patents and other intellectual property rights to maintain our competitive position. We believe that the development and marketing of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than relying solely on existing products and intellectual property.

Raw Materials

We obtain raw materials, component parts and supplies from a variety of global sources, generally each from more than one supplier. Our principal raw materials and components for our Prevention & Recovery segment are ethylene-vinyl acetate copolymer form for our bracing and vascular products. Our principal raw materials and components for our Reconstructive segment are cobalt-chromium alloy, stainless steel alloys, titanium alloy and ultra-high molecular weight polyethylene for our surgical implant products. Recent global supply chain issues have created challenges in acquiring certain raw materials, component parts and supplies; however, our general use of more than one supplier for these helps to mitigate the risk of shortages or delays in the global supply chain. Refer to the Risk Factor captioned “We are dependent on the availability of raw materials, as well as parts and components used in our products,” for more information on this risk. We believe our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Seasonality

Our sales typically peak in the fourth quarter; however, the business impact caused by the COVID-19 pandemic has distorted the effects of historical seasonality patterns.

Regulatory Environment

U.S. Food and Drug Administration Regulation

In the United States, our products generally are subject to regulation by the FDA as medical devices pursuant to the Federal Food Drug and Cosmetic Act (the “FDCA”). The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, grant of a de novo application, or approval of a premarket approval (“PMA”). Under the FDCA, medical devices are classified into either Class I, Class II or Class III, depending on the degree of associated risk and the extent of manufacturer and regulatory control needed to ensure safety and effectiveness. Class I includes devices with the lowest patient risk and are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, including compliance with applicable portions of the Quality System Regulation (“QSR”) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure safety and effectiveness. Special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from 510(k) premarket notification, most Class II device manufacturers must submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission for commercial distribution. Permission for commercial distribution subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, devices that have a new intended use, or that use advanced technology not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified but subject to FDA’s premarket notification and clearance process in order to be commercially distributed.

510(k) Clearance Marketing Pathway

Many of our current products are subject to premarket notification and clearance. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate marketed device. A predicate device is a legally marketed device not subject to PMA, i.e., that (i) was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, (ii) has been reclassified from Class III to Class II or I, or (iii) was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or a risk-based classification determination can be requested for the device in accordance with the “de novo” process, a route to market for novel medical devices that are low to moderate risk and not substantially equivalent to a predicate.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require either a new clearance or PMA approval. The FDA requires each manufacturer to determine whether a proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

De Novo Classification

Devices of a new type that FDA has not previously classified based on risk are automatically classified into Class III, regardless of the level of risk they pose. To avoid requiring PMA review of low- to moderate-risk devices classified in Class III by operation of law, Congress enacted a provision allowing FDA to classify a low- to moderate-risk device not previously classified into Class I or II. After de novo authorization, an authorized device may be used as a predicate for future devices going through the 510(k) process.

PMA Approval Pathway

Class III devices require approval of a PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) process. In a PMA application, the manufacturer must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials. The FDA will approve the device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational Device Exemption (“IDE”) regulations, which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to patient health, safety, or welfare and is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. An IDE will automatically become effective 30 days after the FDA’s receipt unless the FDA notifies the company that the investigation may not begin. If the FDA finds deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

During a study, the sponsor must comply with applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring Institutional Review Board (“IRB”) review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that risks outweigh anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers to follow stringent design, testing, control, documentation and other quality assurance procedures during the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of cleared devices, or approval of certain modifications to PMA-approved devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health or to remedy a violation of the FDCA that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that violates governing laws and regulations; and

•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Our failure to maintain compliance with FDA regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties, unanticipated expenditures to address or defend such actions, customer notifications or repair, replacement, refunds, recall, detention or seizure of our products, operating restrictions, partial suspension or total shutdown of production, refusing or delaying our requests for regulatory approvals or clearances of new products or modified products, withdrawing a PMA that has already been granted, refusal to grant export approval for our products, or criminal prosecution.

Regulation of Medical Devices in the EU

In the EU, our products generally are regulated as medical devices under Regulation (EU) 2017/745 (“MDR”), which as of May 2021 repealed and replaced the Medical Devices Directive (93/42/EEC) (“MDD”). Each EU Member State enforces the MDR’s requirements against manufacturers, importers, authorized representatives and distributors, among others, that place or make medical devices available in the EU market. The MDR also includes provisions for national authorities to inform other competent authorities, the European Commission (the “EC”), and certain other bodies of certain non-compliance.

Under the MDR, a medical device placed on the EU market must meet applicable General Safety and Performance Requirements (“GSPRs”), including that the device’s risks to patient condition or safety or to the safety and health of others must not outweigh its benefits. Other GSPRs include requirements that the device must achieve the manufacturer’s intended performance and be designed, manufactured and packaged in a suitable manner, and that the manufacturer must establish, implement, document and maintain a risk management plan. To demonstrate GSPR compliance, manufacturers must undergo a conformity assessment procedure that varies by medical device type and classification. These procedures require an assessment of available clinical evidence, literature data, and post-market experience in respect of similar marketed products.

For all devices other than low risk devices, a conformity assessment procedure requires the involvement of a notified body to audit and examine technical documentation and the manufacturer’s quality management system. If satisfied that the product conforms to the relevant GSPR and the company has an MDR-compliant quality management system meeting, the notified body issues a CE Certificate of Conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then affix the CE mark to the device, which affirms conformity with applicable requirements and allows the device to be placed on the market throughout the EU.

Once a device is placed on the market in the EU, strict post-marketing obligations apply, including requirements to maintain post-market surveillance and vigilance systems, to report serious incidents and field safety corrective actions, and to submit periodic safety update reports or post-market surveillance reports. Authorities in the EU closely monitor the marketing programs implemented by device companies. The MDR prohibits making misleading claims, including promoting the product for or suggesting a use that is not part of its intended purpose.

Although the MDR now applies in the EU, transitional provisions apply to legacy devices CE marked under the MDD. During a transitional period, certificates issued for medical devices under the MDD before May 26, 2021 remain valid until the earlier of the expiry date indicated on the Certificate of Conformity and May 27, 2024. So long as there are no significant changes in the design and intended purpose of these devices, and provided that the manufacturer comply with MDR provisions regarding vigilance, post-market surveillance and registration of economic operators and medical devices, such devices can continue to be marketed in the EU until a revised EU MDR deadline in 2026. We are actively working toward being MDR-compliant and interactions with our notified body are underway. Because of the permitted transitional periods, our medical devices will require recertification prior to the dates on which the Certificates of Conformity under the MDD become void.

Regulation of Medical Devices in the United Kingdom

In the United Kingdom, medical devices are regulated under the largely MDD-derived Medical Devices Regulations 2002 (“UK MDR 2002”). The UK route to market and UK Conformity Assessed (“UKCA”) marking requirements are thus based on the requirements derived from EU legislation, although the MDR does not apply in the UK. All medical devices must be registered with the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) before being placed on the UK market, and must conform to the UK MDR 2002 in order to be registered with the MHRA. In addition, devices that have been CE marked under the MDD will continue to be accepted on the UK market until June 30, 2024. Although the MDR is not directly applicable in the UK, medical devices validly CE marked in accordance with the MDR can also be marketed in the UK. From July 2024, devices that are placed on the Great Britain market will need to conform with UKCA marking requirements unless specific transitional provisions apply (this is likely to be the case for products CE marked in the EU according to the MDR). The UKCA marking is a UK product marking used for certain goods, including medical devices, being placed on the UK market. For the purposes of the UKCA marking, a UK Approved Body must be used in cases where third party conformity assessment is required.

Other Healthcare Laws

Third-party Coverage and Reimbursement

Sales of our medical device products depend largely on whether there is coverage and adequate reimbursement by government healthcare programs, such as Medicare and Medicaid, and by private payors.

Third-party payors review their coverage policies carefully and can, without notice, reduce or eliminate reimbursement. For instance, they may attempt to control costs by (i) authorizing fewer elective surgical procedures, (ii) requiring the use of the least expensive product available, (iii) reducing the reimbursement for, or limiting the number of, authorized visits for rehabilitation procedures, (iv) bundling reimbursement for all services related to an episode of care, or (v) otherwise restricting coverage or reimbursement of our medical device products or procedures using these products. Further, payors may require additional evidence, beyond the data required for FDA marketing authorization, to demonstrate that a device should be covered for a particular indication or reimbursed at a higher rate than other technologies.

Medicare payment for Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”) also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area are eligible to have their products reimbursed by Medicare. The Centers for Medicare & Medicaid Services also has adopted regulations to adjust national DMEPOS fee schedules to take into account competitive bidding pricing.

Each payor has a unique process for determining whether to cover a device for a particular indication and how to set reimbursement rates for the device. However, because many private payors model their coverage and reimbursement policies on Medicare, other third-party payors’ coverage of, and reimbursement for, our medical device products also could be negatively impacted by legislative, regulatory or other measures that restrict Medicare coverage or reduce Medicare reimbursement.

Additionally, federal and state legislatures and regulators have periodically considered proposals to limit which orthopedic professionals can fit or sell our orthotic products or can seek reimbursement for them. Several states have adopted legislation imposing certification or licensing requirements on the measuring, fitting, and adjusting of certain orthotic devices, and additional states may do so in the future. Some of these state laws do not exempt manufacturers’ representatives. In addition, legislation has been adopted, but not yet implemented, requiring certain certification or licensing for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics.

International sales of medical device products also depend in part upon the coverage and eligibility for reimbursement through government-sponsored healthcare payment systems and third-party payors, the amount of reimbursement, and the cost allocation of payments between the patient and government-sponsored healthcare payment systems and third-party payors. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third-party coverage and reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards. In order to obtain reimbursement in some European Economic Area (“EEA”), countries, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment (“HTA”) of both medicinal products and medical devices is becoming an increasingly common part of pricing and reimbursement procedures in some EEA countries. The HTA process, which is currently governed by national laws in each EEA country, is the assessment of therapeutic, economic, and societal impact of a medical product in the country. The outcome of an HTA will often influence pricing and reimbursement status. The extent to which pricing and reimbursement decisions are influenced by the HTA currently varies between EEA countries. However, a new EU HTA regulation applicable to all EEA countries beginning in January 2025 aims to harmonize the clinical benefit assessment of HTA across the EEA and provides the basis for cooperation at the EEA level for joint clinical assessments.

Healthcare Reform

In the United States, there have been and continue to be legislative, regulatory, and other initiatives to contain healthcare costs or establish other policy that have affected and could adversely affect our business. For example, the U.S. Patient Protection and Affordable Care Act (“ACA”), enacted in 2010, was a sweeping measure generally designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several ACA provisions specifically affect the medical equipment industry. Among other things, the ACA established enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities.

Some of the ACA’s provisions, or its implementing regulations, have been subject to judicial challenges as well as efforts to modify them or alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act of 2017 eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Future efforts to modify or invalidate the ACA or its implementing regulations, or portions thereof, remain possible and could affect our business. We cannot predict what effect further changes related to the ACA would have on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011 among other things resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through the first half of fiscal year 2031 (with the exception of a temporary suspension from May 2020 through March 2022, and a reduction to 1% thereafter through June 2022 due to the COVID-19 pandemic). These cuts could adversely affect payment for any products we may commercialize in the future. Many states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions.

Additionally, changes in federal laws, regulations, and guidance can affect state policy. For instance, the 21st Century Cures Act prohibits federal financial participation payments to states for certain Medicaid DME spending that exceeds what Medicare would have paid for such items. Any modification or repeal of any provisions of the ACA, or its implementing regulations, may require states to modify their own laws and regulations. As states continue to face significant financial pressures, it is possible that states will amend existing laws and regulations or enact new laws or promulgate new regulations aimed at controlling costs or otherwise changing applicable policy, any of which could adversely affect our profitability.

Fraud and Abuse Laws

We are subject to various federal, state and foreign laws and regulations pertaining to healthcare fraud and abuse, including false claims, self-referrals, anti-kickback laws, physician payment transparency laws, and other health care laws and regulations. In particular, the promotion, sales, and marketing of health care items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements and include the following:

•The U.S. federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to return for patient referrals or to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal health care programs. The term “remuneration” has been broadly interpreted to include anything of value. Although a number of statutory exceptions and regulatory safe harbors protect some common activities from prosecution, they are narrow. Practices that may be alleged to be intended to induce purchases or recommendations, including any payments of more than fair market value, may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.
•The U.S. federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds or knowingly making or causing to be made a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the federal government alleging violations of the statute and to share in any monetary recovery.
•The U.S. civil monetary penalties statute prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, subject to certain exceptions.
•The U.S. Physician Self-Referral Law, commonly referred to as the Stark law, prohibits physicians from referring patients to receive certain “designated health services” payable by Medicare or Medicaid, including DMEPOS products and supplies, from entities with which the physician or an immediate family member has a financial relationship, unless an exception applies.
•The healthcare fraud provisions under the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or to obtain, by means of false or fraudulent pretenses, representations, or promises, any money or property owned by, or under the custody or control of, any health care benefit program, including private third-party payors. Similar to the federal Anti-Kickback Statute, a violation does not require actual knowledge of the statute or specific intent.
•The U.S. Physician Payments Sunshine Act imposes reporting and disclosure requirements on device manufacturers with respect to ownership and investment interests by physicians and members of their immediate family as well as certain payments or other “transfers of value” made to physicians, certain non-physician practitioners and teaching hospitals.
•State and foreign equivalents of each of the health care laws described above, among others, some of which may be broader in scope including, without limitation, state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other health care providers, marketing expenditures; and state and local laws requiring the registration of device sales and medical representatives.

Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. Refer to the Risk Factor captioned “Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations” for a more fulsome discussion of these laws.

Many European countries also have healthcare fraud and abuse laws and regulations, which may vary greatly among countries. For example, the advertising and promotion of our products is subject to EU Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EU Member State legislation governing the advertising and promotion of medical devices. In the EU, failure to comply with advertising and promotional laws may result in reputational damage, fines, exclusions from public tenders and actions for damages from competitors for unfair competition.

Data Privacy and Security Laws

Our business is subject to U.S. federal privacy and security laws and regulations. HIPAA governs the use, disclosure, and security of protected health information (“PHI”) by HIPAA “covered entities” and their “business associates.” Covered entities are health plans, health care clearinghouses and health care providers that engage in specific types of electronic transactions. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service for or on behalf of a covered entity that involve creating, receiving, maintaining or transmitting PHI. Healthcare providers that prescribe our products and from which we obtain patient health information are subject to privacy and security requirements under

HIPAA, as are we in certain circumstances. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. If the states in which we conduct our business are more protective, we may have to comply with the stricter provisions.

The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues with the potential to affect our business. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. A November 2020 California ballot initiative introduced amendments to the CCPA and established and funded a dedicated privacy regulator, the California Privacy Protection Agency (the “CPPA”). These amendments become effective in January 2023, and we expect the CPPA to introduce implementing regulations. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We have implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA on our business. Other states have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. Efforts at the federal level to enact similar laws are ongoing.

The Federal Trade Commission (the “FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (the “FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act.

We also operate in a number of foreign countries with laws in some cases more stringent than U.S. requirements. EEA regulation of the processing of personal data and the free movement of such data includes the General Data Protection Regulation (“GDPR”), the E-Privacy Directive 2002/58/EC (the “E-Privacy Directive”) and national laws implementing each. The GDPR imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, especially sensitive personal data, such as health data from clinical investigations, and safety reporting. We process employee and customer data, including health and medical information.

The GDPR was retained in the UK post-Brexit as the UK GDPR. The “Data Protection and Digital Information Bill” was introduced to Parliament in July 2022, and we continue to monitor developments to assess comparability with the GDPR. Many EEA countries have also transposed the E-Privacy Directive’s requirements and passed legislation addressing areas where the GDPR permits countries to derogate from the GDPR, leading to divergent requirements in spite of the GDPR’s stated goal of EEA-wide uniformity.

In order to process and transfer data, explicit consent to the processing (including any cross-border transfer) may be required from the person to whom the personal data relates, though in certain cases, and depending on the jurisdiction in which the data originate or are processed, such data may be processed absent explicit consent for purposes of medical diagnosis, the interest of public health (including medical device safety and efficacy) or scientific research. The same rules currently apply to us in the UK under the UK GDPR and in relation to transfers out of the UK. We continue to assess ongoing reform efforts for changes. The EC and the United States announced in March 2022 agreement in principle on a new Trans-Atlantic Data Privacy Framework with respect to data transfers to the United States, and, in October 2022, President Biden signed an Executive Order that implements the new framework. On this basis, the EC will prepare a draft adequacy decision and then launch its own adoption procedure.

We depend on third parties in relation to provision of our services, a number of which process personal data on our behalf. We have a practice of entering into contractual arrangements with such third parties to ensure that they process personal data only according to our instructions, and that they have instituted adequate security measures. Where personal data is being transferred outside the EEA (or the UK), our policy is that it is done so in compliance with applicable data export requirements. Any failure by us or third parties to follow these policies or practices, or otherwise comply with applicable data laws, could lead to a security or privacy breach, regulatory enforcement, or regulatory or financial harm.

Human Capital Management

As of December 31, 2022, we employed approximately 6,800 persons, of whom approximately 2,100 were employed in the United States and approximately 4,700 were employed outside of the United States. None of our associates are covered by collective bargaining agreements with U.S. trade unions. Approximately 46% of our associates are represented by foreign trade unions and work councils in Europe, Asia, Central America, and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

At Enovis, we believe that the best team wins. Our growth model is focused in part on acquiring good companies, empowering our talent and using EGX to make them great. Culture and associate development are critical to our success. We are a diverse team of associates around the world. We empower our associates through our culture that is centered on our corporate purpose – “Creating Better Together,” which means we are committed to attracting and developing great talent and rewarding our associates to build and sustain our company. Our internal human capital management programs center on the following processes and objectives: (i) identifying, attracting, developing and enabling talent, (ii) promoting associate engagement and an open feedback culture to foster continuous improvement, (iii) offering competitive compensation and benefit programs to motivate associates and reward performance, (iv) building and supporting inclusion, diversity, and equity initiatives, and (v) protecting the health and safety of all of our associates across the world.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 1998. Our principal executive offices are located at 2711 Centerville Road, Suite 400, Wilmington, Delaware, 19808, and our main telephone number at that address is (302) 252-9160. Our corporate website address is www.enovis.com.

We make available, free of charge through our website at ir.enovis.com/sec-filings, our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, Enovis Corporation, 2711 Centerville Road, Suite 400, Wilmington, Delaware, 19808, telephone (302) 252-9160. Information contained on our website is not incorporated by reference in this report and any references to our website are intended as inactive textual references only. Additionally, the SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but may not be the only risks to which Enovis might be exposed. Additional risks and uncertainties, which are currently unknown to us or that we do not currently consider to be material, may materially affect the business of Enovis and could have material adverse effects on our business, financial condition and results of operations. If any of the following risks were to occur, our business, financial condition, results of operations and liquidity could be materially adversely affected, the value of our Common stock could decline and investors could lose all or part of the value of their investment in Enovis shares.

Risks in this section are grouped in the following categories: (1) Risks Related to Our Business and Operations; (2) Risks Related to Government Regulation and Litigation; (3) Risks Related to the Separation; and (4) General and Other Risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

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

Additionally, we may underestimate or fail to discover liabilities relating to acquisitions during our due diligence investigations and we, as the successor owner of an acquired company, might be responsible for those liabilities. Such liabilities could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to finance our operating needs and to finance our growth, including acquisitions. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under our Enovis Credit Agreement, we may not be able to pursue our growth strategy.

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

Our indebtedness could adversely affect our financial condition and restricts us in ways that limit our flexibility in operating our business.

We have outstanding debt and other financial obligations and significant unused borrowing capacity, and may incur or assume more debt in the future. Our debt level and related debt service obligations could have negative consequences, including: requiring us to dedicate significant cash flow from operations to the payment of amounts payable on our debt, which would reduce the funds we have available for other purposes; making it more difficult or expensive for us to obtain any necessary future financing; increasing our leverage and reducing our flexibility in planning for or reacting to changes in our industry and market conditions; making us more vulnerable in the event of a downturn in our business; and exposing us to interest rate risk given our debt obligations at variable interest rates. In addition, our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors, some of which are beyond our control.

Additionally, the Enovis Credit Agreement, which governs our term loan and revolving credit facility, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit the Company’s ability to incur debt or liens, merge or consolidate with others, dispose of assets, or make investments or pay dividends. The Enovis Credit Agreement also contains financial covenants requiring the Company to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Upon an event of default, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Our Total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been impairment in the value of our Goodwill. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for an acquired business decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for Goodwill impairment. Any determination requiring the write-off of a significant portion of intangible assets would adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

A material disruption at any of our manufacturing facilities could adversely affect our ability to generate sales and meet customer demand.

If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster or adverse weather conditions (including events that may be caused or exacerbated by climate change), power outage, fire, explosion, terrorism, cyber-based attack, health emergency, labor dispute or shortage or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.

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

The effects of the COVID-19 global pandemic have adversely affected our results of operations, financial condition, and business and continue to adversely affect us effects of the COVID-19 global pandemic have adversely affected our results of operations, financial condition, and business and continue to adversely affect us.

We continue to be adversely affected by the economic and other challenges created by the COVID-19 pandemic and actions taken in response thereto. As a result of the COVID-19 pandemic, we experienced adverse impacts on sales in 2020 and 2021, as well as material delays and periodic cancellations of elective medical procedures, orthopedic clinics and physical therapy centers operating at reduced levels, and periodic cancellation of sports programs impacting our business. Although restrictions in most jurisdictions have eased and some impacts of the pandemic have abated, cost inflation, supply chain challenges such as logistics delays, and healthcare provider staffing shortages, all of which are attributable in some part to the pandemic, continue to impact us, including by reducing capacity and the number of medical procedures. It is uncertain when and to what extent lingering conditions will completely subside. The degree to which the COVID-19 situation will continue to impact our businesses, results of operations, and financial condition, including the duration and magnitude of such impacts, will depend on future developments, which are highly uncertain and cannot be predicted, including how quickly and to what extent normal economic conditions resume in full.

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2022, approximately 32% of our sales were derived from operations outside the United States. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

We also face exchange risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world and a large portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Further, we may be subject to foreign currency translation losses depending upon whether foreign nations devalue their currencies.

We are dependent on the availability of raw materials, as well as parts and components used in our products.

While we manufacture many of the parts and components used in our products, we purchase a substantial amount of raw materials, parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels, trade disputes and increased tariffs. Additionally, FDA regulations may require additional testing of any raw materials or components from new suppliers prior to the use of those materials or components in certain medical device products. In addition, in the case of a device that is the subject of a pre-market approval, we may also be required to obtain prior FDA permission, which may not be given and could delay or prevent access or use of such raw materials or components. Any significant change in the supply of, or price for, these raw materials, parts or components could materially affect our business, financial condition and results of operations.

Certain of our products use components obtained from single sources. For example, the microprocessor used in our OL1000 and SpinaLogic devices is from a single manufacturer. Establishment of replacement suppliers for these components cannot be accomplished quickly and the loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on third parties to manufacture some of our medical device products. For example, we use a single source for many of the consumer devices our Prevention & Recovery segment distributes in a particular country. If our agreements with these manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders.

Additionally, political and economic instability and changes in government regulations in China and other parts of Asia or any health emergencies could affect our ability to continue to receive materials from suppliers in those locations or affected by those emergencies. The loss of such suppliers, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

We are vulnerable to raw material, energy and labor price fluctuations and supply shortages, which have impacted and could continue to impact our results of operations, financial condition and cash flows.

In the normal course of our business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of raw materials, energy and commodities used in the manufacturing of our products. The availability and prices for raw materials, energy and commodities are subject to volatility and are influenced by worldwide economic conditions, including the current rising inflationary pressure. They are also influenced by import duties and tariffs speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, geopolitical tensions, government trade practices and regulations and other factors. Further, the labor market for skilled manufacturing remains tight and our labor costs have increased as a result. Energy, commodity, raw material energy, labor and other cost inflation has impacted and could continue to impact our results of operations, financial condition and cash flows.

The markets we serve are highly competitive and some of our competitors may have superior resources. If we are unable to respond successfully to this competition, this could reduce our sales and operating margins.

Our business operates in highly fragmented and competitive markets. In order to maintain and enhance our competitive position, we intend to, among other things, continue investing in manufacturing quality, marketing, customer service and support, distribution networks, and research and development. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products or more widely accepted, develop methods of more efficiently and effectively providing products and services, adapt more quickly than us to new technologies or evolving customer requirements or have a larger product portfolio. Some of our competitors may also have greater financial, marketing and research and development resources than we have or stronger name recognition. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to adjust the prices of some of our products to stay competitive. The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. For example, our present and future medical device products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including biological therapies. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially adversely affected.

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

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, the Organization for Economic Co-operation and Development, a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. On December 12, 2022, European Union member states reached agreement in principle to implement the minimum tax component, known as Pillar 2. The directive has to be transposed into member states’ national law by the end of 2023. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

We use a variety of distribution methods to market and sell our medical device products, each of which has distinct risks. For example, to market and sell certain of the orthopedic rehabilitation products that are intended for use in the home and in rehabilitation clinics, we rely on our own direct sales force of representatives in the United States and in Europe. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties due to the costs associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage compared to certain competitors that rely predominately on independent sales agents and third-party distributors. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for such products, which could have a material adverse impact on our results of operations. However, for certain orthopedic products, CMF bone growth stimulator products and surgical implant products, we rely on third-party distributors and independent commissioned sales representatives that maintain the customer relationships with the hospitals, orthopedic surgeons, physical therapists and other healthcare professionals that purchase, use and recommend the use of such products. Although our internal sales staff trains and manages these third-party distributors and independent sales representatives, we do not directly monitor the efforts that they make to sell our products. In addition, some of the independent sales representatives that we use to sell our surgical implant products also sell products that directly compete with our product offerings. These sales representatives may not dedicate the necessary time or effort to market and sell our products. If we fail to attract and maintain relationships with third-party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third-party distributors and sales representatives that market and sell our products, or if our existing third-party distributors and independent sales representatives choose not to carry our products, our results of operations and future growth could be adversely affected.

Risks Related to Government Regulation and Litigation

Our products and our operations are subject to extensive government regulation and oversight, and if we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals or their foreign equivalent for our current and future products or product enhancements, our ability to commercially distribute and market these products could suffer.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities, as discussed under “Regulatory Environment – Medical Device Regulation” in Part I, Item 1. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

In the EU, our notified body issues the certificates that allow CE marking for the sale of our products. To continue to place products on the market in the EU and United Kingdom after expiry of our existing notified body certificate[s], we will need to apply for their certification under the MDR and UK MDR. We may not be able to continue to place our devices on the market in the EU and/or United Kingdom for any current use if we cannot obtain certification for their current use under the MDR or under the UK MDR 2002 when required, if we are unable to do so before the current certificates for our products expire, or if our technical documentation does not meet the new (and more stringent) requirements under the MDR.

Modifications to our products may require new regulatory clearances or approvals in the United States and EU or may require us to recall or cease marketing our products until clearances or approvals are obtained.

If the FDA requires us to obtain PMAs, PMA supplements, or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing of the modified device or to recall such modified device until we obtain FDA clearance or approval. Any of these actions could have a material adverse effect on our business, financial condition, and results of operations.

In the EU, we must notify our EU notified body of significant changes to products or to our quality assurance systems affecting those products. For devices covered by CE Certificates of Conformity issued under the EU MDD, no significant changes in design or intended purpose are allowed. If changes are anticipated, new certificates must be obtained under the MDR.

Obtaining new clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which could harm our future growth.

The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us, and failure to report adverse medical events or failures or malfunctions to the FDA as required would subject us to sanctions that could harm our reputation, business, financial condition and results of operations.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize awareness of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance or approval of future products.

We also are required to comply with strict post-marketing obligations for our CE marked medical devices in the EU. The MDR provides various requirements relating to post-market surveillance and vigilance, including the obligation for manufacturers to implement a post-market surveillance system, in a manner proportionate to the risk class and appropriate for the type of device. Once a device is on the EEA market, manufacturers must comply with certain vigilance requirements, such as reporting serious incidents and fielding safety corrective actions. Noncompliance could lead to penalties and a suspension or withdrawal of our CE Certificate of Conformity.

Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR, a complex regulatory scheme covering the procedures and documentation of design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. We must also verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include subcontractor facilities. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in actions, as discussed in “Regulatory Environment – Medical Device Regulation” in Part I, Item 1. Any of these actions could significantly and negatively affect supply of our products, harm our reputation, and expose us to product liability claims, and we could lose customers and experience reduced sales and increased costs.

We may be subject to regulatory or enforcement actions if we engage in improper marketing or promotion of our products.

Our promotional activities must comply with FDA and other applicable laws, including prohibition of the promotion of a medical device for a use that has not been FDA-cleared or approved. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, as discussed in “Regulatory Environment – Medical Device Regulation” in Part I, Item 1.

Other federal, state or foreign enforcement authorities also might take action, including, but not limited to, through a whistleblower action under the FCA, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties. For example, in the EU, the MDR expressly prohibits misleading claims via off-label promotion and grants enforcement power to national competent authorities. In addition, off-label use of our products may increase the risk of product liability claims, which are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws or consumer protection laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of any future products and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is introduced in Congress that could significantly change the governance of the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, the FDA may change clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

The clinical trial process is lengthy and expensive with uncertain outcomes, often requires the enrollment of large numbers of patients, suitable patients may be difficult to identify and recruit, and delays or failures will prevent us from commercializing new or modified products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support any future PMAs, or additional safety and efficacy data beyond that typically required for a 510(k) clearance for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned, or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, the initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy is required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA or our notified body may require us to submit data on a greater number of patients than we originally anticipated or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA or our notified body may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.

The results of our future clinical trials may not support our future product claims and the FDA may not agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trial success, and we cannot be sure that later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the future product’s profile.

Our failure to comply with U.S. federal, state and foreign governmental regulations, including in the EU, could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance, certificates or approvals, product recalls, termination of distribution, product seizures, civil penalties, and in extreme cases, criminal sanctions or closure of manufacturing facilities.

Any product for which we obtain clearance or approval, and the manufacturing processes, post-market surveillance, post-approval clinical data and promotional activities for such product will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s QSR and other regulations enforced outside the United States that cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the enforcement actions discussed in “Regulatory Environment – Medical Device Regulation” in Part I, Item 1. These enforcement actions include, for the EU, the suspension or withdrawal of CE Certificate of Conformity in the EU and the refusal or delay in CE certification and CE marking or new products or modified products. If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue.

Our medical device businesses subject us to the possibility of product liability lawsuits, which could harm our business.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. Component failures, manufacturing nonconformances, design defects, or inadequate disclosure of product-related risks or product-related information with respect to our products could result in unsafe conditions, injury or death. In addition, some of our products contain components manufactured by third parties, which may also have defects. From time to time, our business has historically been, and is currently, subject to a number of product liability claims alleging that the use of its products resulted in adverse effects. Our product liability insurance policies have limits that may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

If coverage and adequate levels of reimbursement from third-party payors for our medical device products are not obtained, healthcare providers and patients may be reluctant to use our medical device products, our margins may suffer and revenue and profits may decline.

As explained in greater detail in “ Regulatory Environment” in Part I, Item 1, the sales of our medical device products depend largely on whether there is coverage and adequate reimbursement by government healthcare programs, such as Medicare and Medicaid, and by private payors. Surgeons, hospitals, physical therapists and other healthcare providers may not use, purchase or prescribe our products and patients may not purchase these products if these third-party payors do not provide satisfactory coverage of, and reimbursement for, the costs of our medical device products or the procedures involving the use of such products. Reduced reimbursement rates will also lower our margins on product sales and could adversely impact the profitability and viability of the affected products.

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. If any of our medical device products are included in competitive bidding and we are not selected as a contract supplier (or subcontractor) in a particular region, or if contract or fee schedule prices are significantly below current Medicare fee schedule reimbursement levels, it could have an adverse impact on our sales and profitability.

Additionally, federal and state legislation and regulation may limit the types of orthopedic professionals who can fit or sell our orthotic products or who can seek reimbursement for them or impose certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices, and additional states may do so in the future. Although some of these state laws exempt manufacturers’ representatives, others do not. Such laws could reduce the number of potential customers by restricting our sales representatives’ activities in those jurisdictions or reduce demand for our products by reducing the number of professionals who fit and sell them.

Audits or denials of claims by government agencies could reduce our revenues or profits.

We submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. Such reviews or similar audits of our claims including by Recovery Audit Contractors, or private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and Zone Program Integrity Contractors, or contractors charged with investigating potential fraud and abuse, could result in material delays in payment, as well as material recoupment or denials, which would reduce our Net sales and profitability, investigations, potential liability under fraud or abuse laws or exclusion from participation in the Medicare and/or Medicaid programs. Private payors may conduct similar reviews and audits.

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

Federal and state health reform and cost control efforts could adversely impact our business and results of operations, and federal and state legislatures and agencies continue to consider further reforms and cost control efforts that could adversely impact our business and results of operations.

As discussed in “Regulatory Environment – Healthcare Reform” in Part I, Item 1, there have been a variety of federal and state healthcare reform and cost control efforts that have affected and could in the future adversely affect our business. We cannot be sure whether additional legislative changes will be enacted, or whether government regulations or other policy will be changed, or what the impact of such changes would be on the marketing approvals, sales, pricing, or reimbursement of our products. We expect that any such health care reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws we could face substantial penalties.

Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. The U.S. health care laws and regulations that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute, the federal civil False Claims Act, the civil monetary penalties statute, the Physician Self-Referral Law, the healthcare fraud provisions under HIPAA, the federal Physician Payments Sunshine Act, and state and foreign equivalents of each of these laws. Refer to “Regulatory Environment – Other Healthcare Laws – Fraud and Abuse Laws” in Part I, Item 1 for a more fulsome description of these laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs.

Greater scrutiny of marketing practices in the medical device industry has resulted in numerous government investigations, and this enforcement activity is expected to continue. For example, the Department of Justice recently entered into a settlement with a diabetic shoe company and its president and CEO to resolve allegations that the company violated the False Claims Act by selling custom diabetic shoe inserts that were not actually custom-fabricated in accordance with Medicare standards. As a DME supplier, we submit claims for reimbursement from federal health care programs, which can present increased risks under the False Claims Act if not conducted in a compliant manner. These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements we have with hospitals, physicians or other potential purchasers of our products, including marketing and consulting arrangements, payment of royalties for product development, and our OfficeCare consignment stock and bill program.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, our business, marketing and other promotional activities could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable health care laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations.

If we or our employees, agents, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

The success of our surgical implant products depends on our relationships with leading surgeons who assist with the development and testing of our products, and our ability to comply with enhanced disclosure requirements regarding payments to physicians.

A key aspect of the development of our surgical implant products is the use of designing and consulting arrangements with orthopedic surgeons who are highly qualified and experienced in their field. These surgeons assist in the development and clinical testing of new surgical implant products. They also participate in symposia and seminars introducing new surgical implant products and assist in the training of healthcare professionals in using our new products. Our arrangements with orthopedic surgeons also must comply with the fraud and abuse and transparency laws discussed above, which may be an impediment for some surgeons we seek to engage. We may not be successful in maintaining or renewing our current designing and consulting arrangements with these surgeons or in developing similar arrangements with new surgeons. In that event, our ability to develop, test and market new surgical implant products could be adversely affected.

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, the EU Member States closely monitor perceived unlawful marketing activity by companies, including inducement to prescribe and the encouragement of off-label use of devices. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to. If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations. Moreover, industry associations closely monitor the activities of their member companies. If these organizations or national authorities were to name us as having breached our obligations under their laws, regulations, rules or standards, our reputation would suffer and our business, financial condition, operating results, cash flows and prospects could be adversely affected.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

Our business is subject to U.S. federal privacy and security laws and regulations, including HIPAA, as more fully described in “Regulatory Environment – Other Healthcare Laws – Data Privacy and Security Laws” in Part I, Item 1. Healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA, as are we in certain circumstances. The U.S. Department of Health and Human Services has direct enforcement authority against covered entities and business associates with regard to compliance with HIPAA regulations. We also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. There are costs and administrative burdens associated with ongoing compliance with HIPAA regulations and similar state law requirements. Any failure to comply with current and applicable future requirements could adversely affect our profitability. As described in further detail in “Regulatory Environment – Other Healthcare Laws – Data Privacy and Security Laws” in Part I, Item 1, various states have implemented similar privacy laws and regulations that are not necessarily preempted by HIPAA. If the states in which we conduct our business are more protective, we may have to comply with the stricter provisions. Failure to comply with these laws and regulations may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. There can be no assurance that the processes we have implemented to manage compliance with these laws and regulations will be successful.

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the

FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

Any actual or perceived failure by us or the third parties with whom we work to comply with data privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the unauthorized release or transfer of information concerning individuals, may result in governmental enforcement actions and investigations, including by European data protection authorities and U.S. federal and state regulatory authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers, their patients and other healthcare professionals to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations. In addition, the landscape of laws regulating personal data is constantly evolving, compliance requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future.

Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks, or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.

We rely on information technology networks and systems, including the Internet, cloud-based services and third-party service providers, to process, transmit and store electronic information (including PHI), personally identifiable information, credit card and other financial information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. For example, in the ordinary course of business, our business collects, stores, and transmits certain sensitive data, including PHI, personally identifiable information, and patient data. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.

Our information technology networks and systems are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access or deny access to, or otherwise disrupt, our systems and those of third-party service providers we rely on are increasing in sophistication and frequency. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. Any such future attacks could have a material adverse effect on our business, financial condition, results of operations or liquidity. We can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems and networks will be successful in eliminating or mitigating risks to our systems, networks and data or in effectively resolving such risks when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our employees, customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, including loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, such as HIPAA, as well as the costs and operational consequences of implementing further data protection measures.

Additionally, to conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, some of the data we handle and aspects of our operations are subject to the European Union’s GDPR, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches and provides for significant potential penalties and remedies for violations. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.

We are subject to anti-bribery laws such as the U.S. Foreign Corrupt Practices Act as well as export controls, economic sanctions, and other trade laws, the violation of which could lead to serious adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions that generally prohibit companies and those acting on their behalf from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials to obtain or retain business or other commercial advantage, and the U.K. Bribery Act and other anti-bribery laws also prohibit similar conduct between private parties. The FCPA also imposes obligations on publicly traded U.S. corporations that are intended to prevent the diversion of corporate funds for improper payments and the establishment of “off the books” slush funds from which such payments can be made and to provide assurance that transactions are accurately recorded, lawful and in accordance with management’s authorization. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with government entities. As a result, interactions with those customers present compliance risk under the FCPA and other anti-bribery laws. In addition, anti-bribery laws can pose unique challenges for companies with foreign operations in countries where corruption is a recognized problem. While we believe we have implemented appropriate policies and procedures to mitigate risk of non-compliance with the FCPA and other applicable anti-bribery laws by the Company and persons or entities acting on our behalf, we cannot assure that such policies, procedures, and training will always protect us from violations by our employees, distributors or other agents. In addition, we may be exposed to liability due to pre-acquisition conduct of businesses or operations we acquire, as well as the conduct of their employees, distributors or other agents. Violations of anti-bribery laws, or allegations thereof, could disrupt our operations, distract management, and have a material adverse effect on our business, financial condition, results of operations and cash flows. We also could be subject to criminal and civil penalties, disgorgement, substantial expenditures related to remedial actions, and reputational harm.

We are also subject to U.S. export controls and economic sanctions laws, regulations and other legal requirements, including the Export Administration Regulations and economic sanctions administered and enforced by the Office of Foreign Assets Control, as well as other laws and regulations that limit our ability to market, sell, distribute or otherwise transfer our products or technology directly or indirectly to restricted persons and prohibited countries or regions. Our efforts to comply with U.S. and other applicable export controls and economic sanctions laws, regulations and other legal requirements may not prevent violations. Noncompliance with these laws could result in substantial civil and criminal penalties, including fines and the disgorgement of profits, the imposition of a court-appointed monitor, the denial of export privileges, and debarment from participation in government contracts, any of which could have a material adverse effect on our international operations or on our business, results of operations, financial condition and cash flows.

Risks Related to the Separation

We may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect our businesses.

We may not be able to achieve the full strategic and financial benefits from the Separation that were expected, or such benefits may be delayed or not occur at all. The following benefits, among others, were expected to result from the Separation:

•the Separation is expected to allow investors to value the Company based on its distinct investment identity, and enable investors to evaluate the merits, performance and future prospects of the Company’s businesses based on their distinct characteristics;
•the Separation is expected to facilitate incentive compensation structures for employees more directly tied to the performance of the Company’s businesses, and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives; and
•the Separation is expected to allow us to more effectively pursue our operating priorities and strategies, and enable management to focus on unique opportunities for long-term growth and profitability.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•certain costs and liabilities that were otherwise less significant to the Company prior to the Separation will be more significant for us as a separate company after the Separation
•we may be more susceptible to market fluctuations and other adverse events than we were prior to the Separation; and
•following the Separation, our businesses are less diversified than they were prior to the Separation.

If we fail to achieve some or all of the benefits we expected to result from the Separation, or if such benefits are delayed, our businesses, operating results and financial condition could be adversely affected.

We could incur significant liability if the separation and distribution of ESAB is determined to be a taxable transaction.

We have received (i) a private letter ruling from the IRS and (ii) an opinion from outside tax counsel regarding the qualification of the separation and distribution of ESAB as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The private letter ruling and opinion each relies on certain facts, assumptions, representations and undertakings from ESAB and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we may not be able to rely on the private letter ruling or opinion of tax counsel. In addition, the private letter ruling does not address all the requirements for determining whether the separation and distribution qualify under Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code, and the opinion, which addresses all such requirements, relies on the private letter ruling as to matters covered by the ruling and will not be binding on the IRS or the courts. Notwithstanding the private letter ruling or the opinion of tax counsel we have received, the IRS could determine on audit that the separation and distribution are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions not addressed in the ruling. If the separation and distribution of ESAB are determined to be taxable for U.S. federal income tax purposes, our stockholders that received the distribution and are subject to U.S. federal income tax and we could be subject to significant U.S. federal income tax liabilities.

Potential indemnification liabilities to ESAB pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

We entered into a separation and distribution agreement and related agreements with ESAB to govern the separation and distribution of ESAB and the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify ESAB under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which ESAB has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against ESAB will be sufficient to protect us against the full amount of the liabilities, or that ESAB will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations and cash flows.

General Risk Factors and Other Risks

Changes in the general economy could negatively impact the demand for our products and services and harm our operations and financial performance.

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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and Russia has imposed counter-sanctions in response. Although we have no direct operations in Russia or Ukraine or government-imposed sanctions on our products currently, we could experience the impact of sanctions in the future and/or shortages in materials, increased costs for raw material and other supply chain issues due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, additional supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

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

The issuances of additional Common and Preferred stock or the resale of previously restricted Common stock may adversely affect the market price of our Common stock.

Pursuant to certain registration rights agreements we have entered into with Mitchell P. Rales and Steven M. Rales (collectively, the “Investors”), the Investors and their permitted transferees have registration rights for the resale of certain shares of our Common stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Common stock available for public trading. Sales by the Investors or their permitted transferees of a substantial number of shares of our Common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our Common stock.

Additionally, under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of our Common stock. Furthermore, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares, either into the marketplace through an existing shelf registration statement or through other mechanisms. Additional shares issued would have a dilutive effect on our earnings per share.

Provisions in our governing documents and Delaware law may delay or prevent an acquisition of Enovis that may be beneficial to our stockholders.

Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain provisions that may make it difficult for a third-party to acquire us without the consent of our Board of Directors. These include provisions prohibiting stockholders from taking action by written consent, prohibiting special meetings of stockholders called by stockholders, prohibiting stockholder nominations and approvals without complying with specific advance notice requirements, and mandating certain procedural steps for stockholders who wish to introduce business or nominate a director candidate. In addition, our Board of Directors has the right to issue Preferred stock without stockholder approval, which our Board of Directors could use to affect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of Enovis.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Wilmington, Delaware in a facility that we lease.

As of December 31, 2022, our Prevention & Recovery segment had a total of eight facilities used in production, distribution and warehousing in the U.S., representing a total of 115,000 and 577,000 square feet of owned and leased space, respectively, and thirteen facilities used in production, distribution and warehousing outside the U.S., representing a total of 784,000 square feet of leased space in ten countries in North America, Africa, Europe and Asia.

As of December 31, 2022, our Reconstructive segment had a total of four facilities used in production, distribution and warehousing in the U.S., representing a total of 213,000 square feet of leased space, and four facilities used in production, distribution and warehousing outside the U.S., representing a total of 84,000 and 23,000 square feet of owned and leased space, respectively, in two countries in Europe.

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

Name	Age	Position
Matthew L. Trerotola	55	Chief Executive Officer and Director
Brady R. Shirley	57	President, Chief Operating Officer and Director
Phillip B. Berry	44	Senior Vice President and Chief Financial Officer
Daniel A. Pryor	54	Executive Vice President, Strategy and Business Development
Bradley J. Tandy	64	Senior Vice President and General Counsel
Patricia Lang	59	Senior Vice President and Chief Human Resources Officer

Matthew L. Trerotola has been Chief Executive Officer since July 2015. Prior to joining Enovis, Mr. Trerotola was an Executive Vice President and a member of DuPont’s Office of the Chief Executive, responsible for DuPont’s Electronics & Communications and Safety & Protection segments. Mr. Trerotola also had corporate responsibility for DuPont’s Asia-Pacific business. Many of Mr. Trerotola’s roles at DuPont involved applying innovation to improve margins and accelerate organic growth in global businesses. Prior to rejoining DuPont in 2013, Mr. Trerotola had served in leadership roles at Danaher Corporation since 2007, and was most recently Vice President and Group Executive for Life Sciences. Previously, Mr. Trerotola was Group Executive for Product Identification from 2009 to 2012, and President of the Videojet business from 2007 to 2009. While at McKinsey & Company from 1995 to 1999, Mr. Trerotola focused primarily on helping industrial companies accelerate growth. Mr. Trerotola earned his Masters of Business Administration (“M.B.A.”) from Harvard Business School and his Bachelor of Science in Chemical Engineering from the University of Virginia. Mr. Trerotola is a director of AptarGroup, Inc.

Brady R. Shirley has been President and Chief Operating Officer, and has served as a director of the Company, since April 2022. Prior to this, Mr. Shirley was DJO Chief Executive Officer from 2016 to 2022 and served as the President of the DJO Surgical business, a position he was appointed to in March of 2014. From 2009 to 2013, Mr. Shirley was the CEO and Director of Innovative Medical Device Solutions (“IMDS”), a company that provides comprehensive product development, manufacturing and supply chain management solutions for medical device companies within the orthopedic medical device industry. At IMDS, Mr. Shirley managed the integration of four companies, consolidated the capital structure and led a successful sale of the business in 2013. From December 1992 to August 2009, Mr. Shirley had several key leadership positions with Stryker Corporation, including President of Stryker Communications and Senior Vice President of Stryker Endoscopy. Mr. Shirley received a Bachelor of Business Administration in Finance from the University of Texas, Austin.

Phillip B. Berry has been Chief Financial Officer since January 1, 2023. He joined the Company in 2020, initially serving as chief financial officer of the Company’s medical technology segment, and serving as chief financial officer of those business units following the Separation. Previously, he spent 18 years in the medical technologies sector with Novartis/Alcon, which included its launch of Alcon as an independent public company in 2019. During his tenure at Alcon, Mr. Berry served in finance leadership roles of increasing responsibility in strategy, operations and business process improvement. Mr. Berry holds a master’s degree in business administration from Kennesaw State University.

Daniel A. Pryor has been Executive Vice President‚ Strategy and Business Development since July 2013. Mr. Pryor was Senior Vice President, Strategy and Business Development from January 2011 through July 2013. Prior to joining Enovis‚ he was a Partner and Managing Director with The Carlyle Group‚ a global alternative asset manager, where he focused on industrial leveraged buyouts and led numerous portfolio company and follow-on acquisitions. While at The Carlyle Group, he served on the boards of portfolio companies Veyance Technologies, Inc., John Maneely Co., and HD Supply Inc. Prior to The Carlyle Group, he spent 11 years at Danaher Corporation in roles of increasing responsibility most recently as Vice President - Strategic Development. Mr. Pryor earned his M.B.A. from Harvard Business School and his Bachelor of Arts in Economics from Williams College.

Bradley J. Tandy has been Senior Vice President and General Counsel since July 2019. From February 2019 through June 2019, he served as our interim general counsel. From February 2020 to April 2022, he served as our Corporate Secretary. Mr. Tandy also served in his capacity as Executive Vice President, General Counsel and Secretary of DJO. Prior to joining DJO, Mr. Tandy served as Senior Vice President, General Counsel and Secretary of Biomet, Inc. from 2006 through 2014. Prior to serving as General Counsel, Mr. Tandy served as Vice President, Assistant General Counsel and Chief Compliance Officer of Biomet from 1999 through 2006. He joined Biomet as Assistant General Counsel in 1992. Prior to his employment at Biomet, Mr. Tandy was a partner in the law firm of Rasor, Harris, Lemon & Reed in Warsaw, Indiana, focusing his practice on representation of medical device and healthcare companies. He was an elected public official in Kosciusko County, Indiana, serving as a County Councilman for 22 years. He received his undergraduate degree in Political Science from DePauw University and earned his Doctorate of Jurisprudence at Indiana University School of Law in Bloomington, Indiana.

Patricia Lang was appointed Senior Vice President and Chief Human Resources Officer in January 2019, and also leads the Company’s branding and communications initiatives. Most recently Ms. Lang was the Chief People Officer for Diebold Nixdorf and was responsible for managing employee-focused initiatives across the organization. Prior to joining Diebold Nixdorf, Ms. Lang held a number of human resource and operations leadership positions at companies such as Mylan Pharmaceuticals, Consol Energy, Mercer Consulting and Cigna. Ms. Lang holds a business degree with a concentration in information technology and management from Duquesne University. Additionally, she holds various certifications in human capital management, mergers and acquisitions, global employee benefits including C.E.B.S, as well as complex project management, lean manufacturing business systems and the Toyota production system.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock began trading on the New York Stock Exchange under the symbol ENOV on April 4, 2022, and previously traded under the symbol CFX since May 8, 2008. As of February 24, 2023, there were 1,305 holders of record of our Common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Performance Graph

The graph below compares the cumulative total stockholder return on our Common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Industrial Index and the S&P Industrial Machinery Index. The graph assumes that $100 was invested on December 31, 2017 in our Common stock, the S&P 400 Industrial Index and the S&P Industrial Machinery Index, and that all dividends were reinvested.

$200
$150
$100
$50
$0
12/31/17
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
06/30/22
12/31/22
Enovis Common Stock
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

There have been no repurchases made under the repurchase program except the Company’s repurchase of shares of its Common stock under the repurchase program in open market transactions for $200.0 million in 2018. As of December 31, 2022, there are authorized Common stock repurchases of approximately $100 million remaining.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)
09/30/22 - 10/27/22	—	$—	—	$99,997,744
10/28/22 - 11/24/22	—	—	—	99,997,744
11/25/22 - 12/31/22	—	—	—	99,997,744
Total	—	$—	—	$99,997,744
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

Overview

Enovis is a medical technology company focused on developing clinically differentiated solutions that generate measurably better patient outcomes and transform workflows by manufacturing and distributing high-quality medical devices with a broad range of products used for reconstructive surgery, rehabilitation, pain management and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery or injury or from degenerative disease, enabling people to regain or maintain their natural motion. Please see Part I, Item 1. “Business” for a discussion of Enovis’s objectives and methodologies for delivering shareholder value.

Post-Separation, Enovis conducts its operations through two operating segments: Prevention & Recovery (“P&R”) and Reconstructive (“Recon”).

•Prevention & Recovery - a leader in orthopedic solutions, providing devices, software and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Reconstructive - innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

We have a global footprint, with production facilities in North America, Europe, Africa, and Asia. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the medical markets.

Integral to our operations is our business management system, EGX. EGX is our culture and includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders and associates. We believe that our management team’s access to, and experience in, the application of the EGX methodology is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve customers with market-leading delivery and innovation; the mix of products sold in any period; the impact of competitive forces, economic and market conditions; reimbursement levels for products in certain medical sales channels; availability of capital and attractive acquisition opportunities; our ability to continuously improve our cost structure; fluctuations in the relationship of foreign currencies to the U.S. dollar; and our ability to pass cost increases on to customers through pricing. These key factors have impacted our results of operations in the past and are likely to affect them in the future. The comparability of our operating results for the year ended December 31, 2022 to the comparable periods is affected by the following additional significant items:

The Separation

On April 4, 2022, we completed the Separation through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB to our stockholders. We initially retained 10% of the shares of ESAB common stock immediately following the Separation. On November 18, 2022, we completed an exchange with a lender under our Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of our retained shares, for $230.5 million in term loan outstanding under our Enovis Credit Agreement. We recorded a gain of $102.7 million on the exchange of the shares representing the excess of fair value, less cost to sell, over our cost basis in the investment.

Once the Separation was completed in the second quarter of 2022, we began classifying the results from the fabrication technology business for the comparable periods presented as a discontinued operation in our financial statements. Accordingly, the results of our fabrication technology businesses are excluded from continuing operations in the accompanying financials for the years ended December 31, 2022, 2021, and 2020.

We expect that the Separation allows each company to: (1) optimize capital allocation for internal investment, mergers and acquisitions, and return of capital to shareholders; (2) tailor investment to its specific business profile and strategic priorities in the most efficient manner possible; (3) increase operating flexibility and resources to capitalize on growth opportunities in its respective markets; and (4) improve both investor alignment with its clear value proposition and the ability for investors to value it based on its distinct strategic, operational and financial characteristics. The Separation also provides each company with an appropriately valued acquisition currency that can be used for larger, transformational transactions. Please see Part I. Item 1A. “Risk Factors” in this Form 10-K for further discussion of the Company’s risks relating to the Separation.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions and other investments. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the years ended December 31, 2022 and 2021 presented in this filing represents the incremental sales in comparison to the portion of the prior period during which we did not own the business.

During the year ended December 31, 2022, the Company completed two business acquisitions for aggregate net cash consideration of $50.5 million. In the second quarter of 2022, the Company acquired KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, which is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to the device supply arrangements with surgeons, hospitals, and insurers. In the third quarter of 2022, the Company acquired a controlling interest in Insight Medical Systems, the flagship product of which is the ARVIS surgical navigation system.

During the year ended December 31, 2021, the Company completed five acquisitions for aggregate net cash consideration of $201.6 million and aggregate equity consideration of $285.7 million. In the first quarter of 2021, the Company acquired Trilliant Surgical, a national provider of foot and ankle orthopedic implants. In the second quarter of 2021, the Company acquired MedShape, Inc., a provider of innovative surgical solutions for foot and ankle surgeons using its patented superelastic nickel titanium (NiTiNOL) and shape memory polymer technologies. These two acquisitions were completed for total consideration, net of cash received, of $204.1 million, subject to certain adjustments. The Trilliant and MedShape acquisitions, along with the 2020 acquisition of the Scandinavian Total Ankle Replacement System and Finger Joint Arthroplasty Portfolio, created our growth product portfolio in the foot and ankle surgical market. In the third quarter of 2021, the Company acquired Mathys AG Bettlach (“Mathys”), a Switzerland-based company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine, for total acquisition equity consideration of $285.7 million of Colfax Common stock. The Mathys acquisition expanded our reconstructive product portfolio with its complementary surgical solutions and broadened our reach outside the U.S.

During the year ended December 31, 2020, the Company completed five acquisitions for total consideration, net of cash received, of $67.5 million, subject to certain purchase price adjustments. This included the fourth quarter acquisition of LiteCure LLC, a U.S. leader in high-powered laser rehab products for human and veterinary medical applications for net cash consideration after purchase price adjustments of $39.6 million.

Global Operations

During 2022, approximately 32% of our sales are derived from operations outside the U.S., the majority of which is in Europe with the remaining portion mostly in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the U.S. are denominated in currencies other than the U.S. dollar. Similar portions of our manufacturing and employee costs are also outside the U.S. and denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the year ended December 31, 2022 compared to 2021, fluctuations in foreign currencies decreased Net sales and Gross profit by approximately 2.5% and decreased operating expenses by approximately 2%.

Seasonality

Although sales in our Prevention & Recovery and Reconstructive segments typically peak in the fourth quarter, these historical seasonality trends were disrupted by the commercial impacts caused by the COVID-19 pandemic. General economic conditions may, however, impact future seasonal variations.

Material Costs

Our principal raw materials and components are foam ethylene vinyl acetate, copolymer for our bracing and vascular products in our Prevention & Recovery segment and cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene in our Reconstructive segment. Prices for raw materials, energy and commodities are subject to volatility and are influenced by worldwide economic conditions. Input cost inflation historically has not been a material factor to our gross margin; however, inflation effects have increased since 2021 and are expected to continue to remain elevated for at least the near term. In response, we have been enacting tactical price increases to certain products, mainly in the Prevention & Recovery segment. Although we seek to proactively manage inflation risk, future changes in component and raw material costs may adversely impact earnings or our margins. Prices for raw materials, energy and commodities are also influenced by import duties and tariffs, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, geopolitical tensions, government trade practices and regulations and other factors.

Sales and Cost Mix

Gross profit margins within our operating segments vary primarily based on the type of product and distribution channel. Reconstructive products tend to have higher gross margins than the Prevention & Recovery products.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Prevention & Recovery	66%	72%	77%
Reconstructive(1)	34%	28%	23%
(1) The changes from the year ended December 31, 2020 to 2022 reflects the impact from acquisitions and double-digit growth.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margin, two non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance. Adjusted EBITDA excludes from Net income (loss) from continuing operations the effect of income tax expense (benefit), Other income, non-operating (gain) loss on investments, debt extinguishment charges, interest expense, net, restructuring and other charges, Medical Device Regulation (MDR) fees and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, insurance settlement (gain) loss, and fair value charges on acquired inventory. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Our management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net loss from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022
	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP)(1)			$(38.2)
Income tax expense			36.1
Other income			(2.1)
Gain on cost basis investment			(8.8)
Gain on investment in ESAB Corporation			(102.7)
Debt extinguishment charges			20.4
Interest expense, net			24.1
Operating loss (GAAP)	$(18.2)	$(52.9)	(71.2)
Operating loss margin	(1.8)%	(9.9)%	(4.6)%
Adjusted to add (deduct):
Restructuring and other charges(2)	9.6	9.4	19.0
MDR and other costs(3)	9.8	6.9	16.7
Strategic transaction costs(3)	39.9	21.2	61.0
Stock-based compensation(3)	20.2	11.3	31.5
Depreciation and other amortization	24.4	52.3	76.7
Amortization of acquired intangibles	80.1	46.2	126.3
Insurance settlement gain(3)	(24.4)	(12.3)	(36.7)
Inventory step-up	—	12.8	12.8
Adjusted EBITDA (non-GAAP)	$141.3	$94.7	$236.1
Adjusted EBITDA margin (non-GAAP)	13.8%	17.7%	15.1%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges in the Prevention & Recovery segment includes $1.7 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

	Year Ended December 31, 2021
	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP)(1)			$(102.3)
Income tax benefit			(19.5)
Debt extinguishment charges			29.9
Interest expense, net			29.1
Operating loss (GAAP)	$(14.9)	$(47.9)	(62.8)
Operating loss margin	(1.5)%	(12.0)%	(4.4)%
Adjusted to add:
Restructuring and other charges(2)	11.5	2.4	13.9
MDR and other costs(3)	5.7	2.2	7.9
Strategic transaction costs(3)	14.8	8.6	23.4
Stock-based compensation(3)	17.8	7.9	25.7
Depreciation and other amortization	25.3	44.8	70.1
Amortization of acquired intangibles	72.6	44.3	116.9
Inventory step-up	0.7	10.1	10.8
Adjusted EBITDA (non-GAAP)	$133.5	$72.5	$206.0
Adjusted EBITDA margin (non-GAAP)	13.0%	18.1%	14.4%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges in the Prevention & Recovery segment includes $5.2 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

	Year Ended December 31, 2020
	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP)(1)			$(74.4)
Income tax benefit			(44.6)
Interest expense, net			52.8
Operating loss (GAAP)	$(43.9)	$(22.3)	(66.2)
Operating loss margin	(5.1)%	(8.6)%	(5.9)%
Adjusted to add:
Restructuring and other charges(2)	19.6	3.8	23.3
MDR and other costs(3)	5.0	1.9	6.9
Strategic transaction costs(3)	2.2	0.6	2.8
Stock-based compensation(3)	17.3	5.2	22.5
Depreciation and other amortization	25.2	39.3	64.6
Amortization of acquired intangibles	82.9	20.4	103.3
Inventory step-up	4.3	—	4.3
Adjusted EBITDA (non-GAAP)	$112.6	$49.0	$161.5
Adjusted EBITDA margin (non-GAAP)	13.0%	19.0%	14.4%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges in the Prevention & Recovery segment includes $6.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

Total Company

Sales

Net sales from continuing operations increased to $1.6 billion in 2022 from $1.4 billion in 2021. The following table presents the components of changes in our consolidated Net sales.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2020	$1,120.7
Components of Change:
Existing businesses(1)	154.3	13.8%
Acquisitions(2)	139.5	12.4%
Foreign currency translation(3)	11.7	1.0%
	305.5	27.2%
For the year ended December 31, 2021	$1,426.2
Components of Change:
Existing businesses(1)	79.6	5.6%
Acquisitions(2)	93.3	6.5%
Foreign currency translation(3)	(36.0)	(2.5)%
	136.9	9.6%
For the year ended December 31, 2022	$1,563.1
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

2022 Compared to 2021

Net sales increased during 2022 as compared to 2021 primarily due to an increase in sales from existing businesses across both of our segments and sales from acquired businesses in our Reconstructive segment, partially offset by foreign currency headwinds primarily in our Prevention & Recovery segment. In our Reconstructive segment, existing business sales increased $47.1 million, or 11.8%, due to significantly higher sales volumes than the prior year across all product lines driven by market outperformance, new product launches, and reduced COVID impacts. In our Prevention & Recovery segment, existing business sales increased $32.5 million, or 3.2%, due to improved sales volumes and inflation-related pricing increases. Net sales from acquisitions increased during 2022 as compared to 2021 primarily due to the Mathys, Trilliant, and Medshape acquisitions in our Reconstructive segment that closed in 2021. The strengthening of the U.S. dollar relative to other currencies, most notably the Euro, caused a $36.0 million unfavorable currency translation impact.

2021 Compared to 2020

Net sales increased during 2021 as compared to 2020 due to the recovery from the COVID-related sales downturn in 2020, inflation-related pricing increases, sales from acquisitions, new product sales, and foreign currency tailwinds. In our Reconstructive segment, existing business sales increased $36.1 million, or 14.0%, primarily due to a recovery in sales volumes from the decline related to COVID-19 and expansion in the reconstructive product group from market outperformance and new product launches. In our Prevention & Recovery segment, existing business sales increased $117.6 million, or 13.6%, primarily due to a recovery in sales volumes from the decline related to COVID, as well as inflation-related pricing increases and foreign currency tailwinds. Net sales from acquisitions increased during 2021 as compared to 2020 primarily due to acquisitions that closed in 2021 and the fourth quarter of 2020. The weakening of the U.S. dollar relative to other currencies, most notably the Euro, led to an $11.7 million favorable currency translation impact.

Operating Results

The following table summarizes our results from continuing operations for the comparable three-year period.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Gross profit	$869.4	$777.7	$603.6
Gross profit margin	55.6%	54.5%	53.9%
Selling, general and administrative expense	$772.9	$665.8	$515.5
Research and development expense	$60.8	$49.1	$34.3
Operating loss	$(71.2)	$(62.8)	$(66.2)
Operating loss margin	(4.6)%	(4.4)%	(5.9)%
Net loss from continuing operations	$(38.2)	$(102.3)	$(74.4)
Net loss margin from continuing operations (GAAP)	(2.4)%	(7.2)%	(6.6)%
Adjusted EBITDA (non-GAAP)	$236.1	$206.0	$161.5
Adjusted EBITDA margin (non-GAAP)	15.1%	14.4%	14.4%
Items excluded from Adjusted EBITDA:
Restructuring and other charges(1)	$19.0	$13.9	$23.3
MDR and other costs	$16.7	$7.9	$6.9
Strategic transaction costs	$61.0	$23.4	$2.8
Stock-based compensation	$31.5	$25.7	$22.5
Depreciation and other amortization	$76.7	$70.1	$64.6
Amortization of acquired intangibles	$126.3	$116.9	$103.3
Insurance settlement gain	$(36.7)	$—	$—
Inventory step-up	$12.8	$10.8	$4.3
Interest expense, net	$24.1	$29.1	$52.8
Debt extinguishment charges	$20.4	$29.9	$—
Income tax expense (benefit)	$36.1	$(19.5)	$(44.6)
(1) Restructuring and other charges includes $1.7 million, $5.2 million and $6.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.

2022 Compared to 2021

Gross profit increased $91.7 million during 2022 in comparison to 2021 due to an $89.5 million increase in our Reconstructive segment. The Gross profit increase was attributable to contributions from recent business acquisitions and increased sales in our existing businesses, partially offset by inflation of supply chain, logistics, and other costs, unfavorable foreign currency translation effects, and higher inventory step-up charges of $2.0 million. Gross profit margin increased due to segment performance, including pricing and other benefits, offset by inflation of supply chain, logistics, and other costs.

Selling, general and administrative expense increased $107.1 million primarily due to a $50.3 million increase in costs associated with acquisitions and the related integration costs from the newly acquired businesses within our Reconstructive segment and a $37.6 million increase in strategic transaction costs, driven by Separation-related costs incurred in the first half of 2022. Research and development costs also increased compared to the prior year period primarily due to increased spend within recently acquired businesses in our Reconstructive segment. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to acquisition-related increases.

On November 18, 2022, we completed an exchange with a lender under our Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of our retained interest in ESAB, for $230.5 million of the $450 million in term loan outstanding under the Enovis Credit Agreement. We recorded a gain of $102.7 million on the disposition of the investment representing the fair value in excess of cost basis.

During the year ended December 31, 2022, we recorded a net insurance settlement gain of $36.7 million which was related to the 2019 acquisition of DJO and which, along with the aforementioned gain on the disposition of the ESAB investment, significantly impacted our results.

Debt extinguishment charges of $20.4 million were recorded in the year ended December 31, 2022. Charges of $20.1 million were recorded in the second quarter of 2022, comprised of $12.7 million in redemption premiums and $7.4 million in noncash write-offs of original issue discount and deferred financing fees in conjunction with the Separation. Additionally, $0.3 million of noncash write-offs of deferred financing fees were recorded in conjunction with the aforementioned debt-for-equity exchange during the fourth quarter of 2022. Debt extinguishment charges of $29.9 million were recorded in the second quarter of 2021 due to an early redemption of certain senior notes.

Interest expense, net decreased by $5.0 million, primarily due to a reduction in debt balances as a result of the Separation-related debt redemptions at the beginning of the second quarter of 2022.

The effective tax rate for Net income from continuing operations during 2022 was (1,745.8)% on a loss from continuing operations before income taxes, which was different than the 2022 U.S. federal statutory tax rate of 21% mainly due to the net impact of U.S. tax on non-deductible costs and capital gains on current year transactions. These were partially offset by the reduction of valuation allowances on U.S. and German net operating losses, and interest limitation carryforwards. The effective tax rate for 2021 was 16.0% on a loss from continuing operations before income taxes, which was lower than the 2021 U.S. federal statutory tax rate of 21% mainly due to the impact of additional U.S. tax on international operations and certain non-deductible expenses. These were offset by the net impact of reduction of valuation allowance on U.S. federal net operating losses.

Net loss from continuing operations decreased primarily due to the gain on the ESAB common stock, as well as the insurance settlement gain and acquisition-related sales, offset by costs associated with the Separation and acquisition-related costs. Net loss margin from continuing operations decreased by 480 basis points due to the aforementioned factors. Adjusted EBITDA increased due to organic growth and lower operating expenses in existing businesses, partially offset by inflation of supply chain, logistics, and other costs. Adjusted EBITDA margin excluding the effects of recent acquisitions and foreign currency pressures increased by approximately 150 basis points. Our recent acquisitions were dilutive to the margin by approximately 70 basis points and are expected to be accretive to margins in future years.

2021 Compared to 2020

Gross profit increased $174.0 million during 2021 in comparison to 2020 due to an $87.3 million increase in our Prevention & Recovery Segment and an $86.8 million increase in our Reconstructive segment. The Gross profit increase was primarily attributable to higher sales volumes and related improved production efficiencies compared to 2020 during which sales volumes were negatively impacted by the COVID-19 pandemic. During 2021, Gross profit and gross profit margin also increased due to acquisitions, new product initiatives and favorable foreign currency impacts, partially offset by increased supply chain and logistic costs in both segments.

Selling, general and administrative expense increased $150.3 million primarily due to a $103.7 million increase in costs associated with acquisitions and the related integration costs from the newly acquired businesses, primarily within our Reconstructive segment, the cessation of prior year temporary cost reduction measures that were taken in response to COVID-19, and increased sales commissions from higher sales levels. A $20.6 million increase in strategic transaction costs primarily related to the Separation also increased Selling, general and administrative expense during 2021.

Debt extinguishment charges of $29.9 million were recorded in the second quarter of 2021 due to an early redemption of certain senior notes. Interest expense, net decreased by $23.7 million, primarily due to an overall reduction in debt balances during the current year as a result of the aforementioned redemption of senior notes.

The effective tax rate for 2021 was 16.0% on a loss from continuing operations before income taxes, which was lower than the 2021 U.S. federal statutory tax rate of 21% mainly due to the impact of additional U.S. tax on international operations and certain non-deductible expenses. These were offset by the impact of the reduction of valuation allowance on U.S federal net operating losses. The effective tax rate for 2020 was 37.5% on a loss from continuing operations before income taxes, which was higher than the 2020 U.S. federal statutory tax rate of 21% mainly due to the net impact of reduction of valuation allowance on U.S. federal, state and foreign net operating losses. These were offset by the impact of additional U.S. tax on international operations and certain non-deductible expenses.

Net loss from continuing operations increased in 2021 compared to 2020, largely due to the cessation of aforementioned temporary cost reductions implemented during 2020 in reaction to COVID-driven sales reductions, higher income tax expense, as well as increased supply chain and logistic costs, offset by increased sales from the 2021 COVID recovery. During 2021, we also incurred debt extinguishment charges, increased strategic transaction costs related to the Separation, and higher sales commissions related to greater sales. Net loss margin from continuing operations increased by 60 basis points due to the aforementioned factors. Adjusted EBITDA increased primarily due to the improved sales volumes and new product initiatives, partially offset by the aforementioned supply chain and logistic costs and sales commission increases, and the cessation of the aforementioned temporary cost reductions. Adjusted EBITDA margin remained flat due to the above reasons, the impacts of which were offset by costs associated with recent acquisitions which were dilutive to the margin, but are expected to be accretive in future years.

Business Segments

As discussed further above, we report results in two reportable segments: Prevention & Recovery and Reconstructive. Operating loss, adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. See See Item 7. “Non-GAAP Measures” for a further discussion and reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Prevention & Recovery

We develop, manufacture, and distribute rigid bracing products, orthopedic soft goods, vascular systems and compression garments, and hot and cold therapy products and offer robust recovery sciences products in the clinical rehabilitation and sports medicine markets such as bone growth stimulators and electrical stimulators used for pain management. Our Prevention & Recovery products are marketed under several brand names, most notably DJO, to orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers, and other healthcare professionals who treat patients with a variety of treatment needs including musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Many of our medical devices and related accessories are used by athletes and other patients for injury prevention and at-home physical therapy treatments. We reach a diverse customer base through multiple distribution channels, including independent distributors, direct salespeople, and directly to patients.

The following table summarizes selected financial data for our Prevention & Recovery segment:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net sales	$1,027.6	$1,026.0	$863.2
Gross profit	$518.2	$516.1	$428.8
Gross profit margin	50.4%	50.3%	49.7%
Selling, general and administrative expense	$438.9	$421.9	$352.8
Research and development expense	$33.5	$30.2	$24.1

Operating loss (GAAP)	$(18.2)	$(14.9)	$(43.9)
Operating loss margin (GAAP)	(1.8)%	(1.5)%	(5.1)%
Adjusted EBITDA (non-GAAP)	$141.3	$133.5	$112.6
Adjusted EBITDA margin (non-GAAP)	13.8%	13.0%	13.0%

2022 Compared to 2021

Net sales in our Prevention & Recovery segment increased $1.6 million in the year ended December 31, 2022 compared with the prior year period, driven by organic growth in existing businesses which was aided by pricing increases to mitigate inflation, mostly offset by $30.9 million of currency translation pressure. Gross profit increased $2.1 million due to the improved sales, offset by inflation of supply chain, logistics, and other costs and unfavorable foreign currency effects. Gross profit margin increased 10 basis points for the same reasons. Selling, general and administrative expense increased primarily due to increased costs related to the Separation, offset by lower central costs. Adjusted EBITDA and Adjusted EBITDA margin increased due to the reduction in central cost allocations, partially offset by inflation of supply chain, logistics, and other costs.

2021 Compared to 2020

Net sales in our Prevention & Recovery segment increased $162.9 million during 2021 compared to 2020 due to the strong recovery from the COVID-19 effects that impacted 2020, as well as new product initiatives, acquisition-related sales growth of $33.5 million, and a $11.2 million favorable foreign currency translation impact. Gross profit increased $87.3 million as a result of improved sales volumes and production efficiencies, offset by inflation-related pricing and cost increases. Gross profit margin increased 60 basis points for the same reasons. Selling, general and administrative expense increased primarily due to the cessation of temporary cost reductions implemented in 2020 and higher sales commissions in the current year. Adjusted EBITDA and Adjusted EBITDA margin increased due to the improved sales volumes, partially offset by increased Selling, general and administrative costs and cost increases over the same period.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes the selected financial data for our Reconstructive segment:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net sales	$535.5	$400.2	$257.6
Gross profit	$351.1	$261.6	$174.8
Gross profit margin	65.6%	65.4%	67.9%
Selling, general and administrative expense	$334.0	$243.8	$162.6
Research and development expense	$27.4	$18.9	$10.1

Operating loss (GAAP)	$(52.9)	$(47.9)	$(22.3)
Operating loss margin (GAAP)	(9.9)%	(12.0)%	(8.6)%
Adjusted EBITDA (non-GAAP)	$94.7	$72.5	$49.0
Adjusted EBITDA margin (non-GAAP)	17.7%	18.1%	19.0%

2022 Compared to 2021

Net sales increased for our Reconstructive segment in the year ended December 31, 2022 compared with the prior year, primarily due to acquisition-related sales growth of $93.3 million and existing business sales growth of $47.1 million. Sales were negatively impacted in 2021, most notably the second half of the year, due to COVID-19 surges and a related deceleration in elective surgical procedure volumes. Gross profit and gross profit margin increased primarily due to acquisition and existing business growth, partially offset by inflation of supply chain, logistics, and other costs. Selling, general and administrative expense also increased primarily due to $50.3 million of costs from acquisitions, including integration costs for the newly-acquired businesses, as well as increased central costs, including costs associated with the Separation. Adjusted EBITDA increased primarily due to growth in existing businesses, partially offset by inflation of supply chain, logistics, and other costs. Without the impact of recent acquisition, Adjusted EBITDA margin increased 260 basis points compared to prior year. Recent acquisitions were dilutive to the margin by approximately 300 basis points, but are expected to be accretive to margins in future years.

2021 Compared to 2020

Net sales increased for our Reconstructive segment during year ended December 31, 2021 compared with the prior year due to a recovery in sales volumes from the COVID-19-related declines during 2020, as well as continued expansion from market outperformance and new product launches, acquisition-related sales growth of $106.0 million and a favorable foreign currency translation impact of $0.5 million. After a surge of COVID-19 cases in the fourth quarter of 2020, which negatively impacted sales volumes early in 2021, sales volumes began normalizing late in the first quarter and through the second quarter of 2021. However, as a result of the increase in cases of COVID-19 variants during the second half of 2021, recovery slowed during this period, primarily due to a deceleration in elective surgical procedure volumes. Gross profit increased due to improved sales volumes and acquisition-related growth, partially offset by increased supply chain and logistic costs. Gross profit margin decreased because of recent acquisitions, which were dilutive to the 2021 margins, but are expected to be accretive in future years. Selling, general and administrative expense also increased primarily due to the additional costs from newly-acquired businesses and related integration costs, the cessation of temporary employee cost reductions implemented during 2020, and higher sales commissions in 2021. Adjusted EBITDA margin decreased because of recent acquisitions, which were dilutive to the 2021 margins, but are expected to be accretive in future years.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring cash outflows, and interest and principal repayments on amounts drawn on our revolving credit facility. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

ESAB Separation

We completed the separation of ESAB on April 4, 2022, through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB to our shareholders. At the time of the Separation, we retained 10% of the shares of ESAB common stock.

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to us upon Separation. We used the distribution proceeds in conjunction with $450 million of borrowings on a term loan under our Enovis Credit Agreement and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on our prior credit facility, $302.8 million of outstanding debt and accrued interest on our senior notes due February 15, 2026 (“2026 Notes”), as well as a redemption premium at 103.188% of the principal amount of our 2026 Notes, and other fees and expenses due at closing. Additionally, on April 7, 2022, we completed the redemption of our senior unsecured notes due April 2025 (“Euro Senior Notes”) representing all of our outstanding €350 million principal 3.250% Senior Notes due 2025 at a redemption price of 100.813% of the principal amount and accrued interest for $391.2 million. See section Enovis Term Loan and Revolving Credit Facility in Note 13, “Debt” in the accompanying Notes to Consolidated Financial Statements for more detail on the new Enovis Credit Agreement.

In the second quarter of 2022, we recorded Debt extinguishment charges of $20.1 million, including $12.7 million of redemption premiums on the retired debt instruments and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

On November 18, 2022, we divested the retained ESAB shares to a lender under the Enovis Credit Agreement in a tax-efficient exchange for extinguishing $230.5 million of our outstanding term loan under the Enovis Credit Agreement.

Equity Capital

In connection with the Separation, we effected a one-for-three reverse stock split of all issued and outstanding shares of Enovis common stock. As a result of the reverse stock split, all share and per share figures, as applicable, contained in the accompanying Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

On March 19, 2021, we completed the underwritten public offering of 5.4 million shares of our Common stock, as adjusted for the reverse stock split, resulting in net proceeds of $711.3 million, after deducting offering expenses and underwriters’ discount and commissions. We used the proceeds to pay down a certain portion of our senior notes.

On July 28, 2021, the Company issued 2.2 million shares of Common stock, as adjusted for the reverse stock split, to the former shareholders of Mathys for acquisition consideration of $285.7 million.

In 2018, our Board of Directors authorized the repurchase of our Common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of December 31, 2022, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Enovis Term Loan and Revolving Credit Facility

On April 4, 2022, we entered into a new credit agreement (the “Enovis Credit Agreement”), consisting of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million and an April 4, 2023 maturity date (the “Enovis Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement.

On November 18, 2022, the Company completed an exchange with a lender under the Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million in Enovis Term Loan outstanding under the Enovis Credit Agreement, net of cost to sell. The remaining $219.5 million outstanding balance on the Enovis Term Loan matures on April 4, 2023, and we expect to use the Revolver to pay the balance due.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.00:1.00, with a step-down to 3.75:1.00 commencing with the fiscal quarter ending June 30, 2023, and a step-down to 3.50:1.00 commencing with the fiscal quarter ending June 30, 2024, and (ii) a minimum interest coverage ratio of 3.00:1.00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Term Loan and the Revolver. As of December 31, 2022, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of December 31, 2022, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 5.71%, excluding accretion of original issue discount and deferred financing fees, and there was $860.0 million available on the Revolver.

Euro Notes

In 2017, we issued senior unsecured notes with an aggregate principal amount of €350 million due in May 2025, with an interest rate of 3.25% (the “Euro Notes”). The Euro Notes were redeemed on April 7, 2022 at 100.813% of the principal amount after the completion of the Separation.

Tangible Equity Unit (“TEU”) Amortizing Notes

In 2019, we issued 5.75% TEU amortizing notes due in January 2022 at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The Company paid $6.5 million, $25.0 million, and $23.4 million of principal on the TEU amortizing notes in the years ended December 31, 2022, 2021, and 2020, respectively. The final installment payment was made on January 15, 2022. Additionally, in the first quarter of 2022, all of the remaining related TEU prepaid stock purchase contracts were converted to shares of common stock. See Note 14, “Equity” for further information.

2024 Notes and 2026 Notes

The Company had senior notes with a remaining principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 at 103.188% of the principal amount after the completion of the Separation.

On April 24, 2021, the Company used the proceeds from its March 2021 equity offering to redeem all of its $600 million 6.0% senior notes due February 14, 2024 (the “2024 Notes”) and $100 million of the outstanding principal of its 2026 Notes for $724.4 million. The 2024 Notes were redeemed at a redemption price of 103.000% of their principal amount and the 2026 Notes were redeemed at a redemption price of 106.375% of their principal amount, plus, in each case, accrued and unpaid interest through the date of redemption. In the second quarter of 2021, a net loss on the early extinguishment of debt of $29.9 million was recorded and included $24.4 million of call premium on the retired debt.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $30.0 million. As of December 31, 2022, there were no outstanding borrowings under these facilities.

We are also party to letter of credit facilities with an aggregate capacity of $15.0 million. Total letters of credit of $7.1 million were outstanding as of December 31, 2022.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future.

Cash Flows

As of December 31, 2022, we had $24.3 million of Cash and cash equivalents, a decrease of $695.1 million from the $719.4 million of Cash and cash equivalents on hand as of December 31, 2021. The Cash and cash equivalents as of December 31, 2021 include $39.1 million related to the ESAB business reported in Total current assets associated with discontinued operations on the Consolidated Balance Sheet. The following table summarizes the change in Cash and cash equivalents during the periods indicated and includes cash flows related to discontinued operations:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(55.9)	$356.1	$301.9
Purchases of property, plant and equipment and intangibles	(105.5)	(104.2)	(114.8)
Proceeds from sale of property, plant and equipment	2.7	7.0	9.6
Acquisitions, net of cash received, and investments	(73.7)	(223.3)	(69.8)
Net cash used in investing activities	(176.4)	(320.5)	(175.1)
Repayments of debt, net	(1,591.2)	(126.0)	(118.3)
Distribution from ESAB Corporation, net	1,143.4	—	—
Proceeds from issuance of common stock, net	5.8	745.2	3.5
Payment of debt extinguishment costs	(12.7)	(24.4)	—
Deferred consideration payments and other	(10.4)	(9.9)	(16.8)
Net cash provided by (used in) financing activities	(465.1)	584.9	(131.7)
Effect of foreign exchange rates on Cash and cash equivalents	2.3	(2.2)	(3.8)
Increase (decrease) in Cash and cash equivalents	$(695.1)	$618.3	$(8.6)

Cash (used in) provided by operating activities related to discontinued operations for the years ended December 31, 2022, 2021, and 2020 was $(27) million, $224 million, and $302 million, respectively.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs such as Separation costs. Changes in significant operating cash flow items are discussed below.

•Operating cash flows from continuing operations working capital was a use of $116.0 million in 2022, primarily due to business growth and increases in inventory to insulate for supply chain volatility. Comparative results was a net inflow of $8.2 million for 2021 and a net outflow of $33.9 million for 2020.

•During 2022 and 2021, cash paid for strategic transaction costs in our continuing operations were $61.0 million and $23.4 million, respectively. These costs were primarily related to the Separation.

•Cash paid for interest was $37.1 million, $85.5 million and $104.6 million for 2022, 2021 and 2020, respectively. The decrease from 2021 to 2022 is primarily a result of the change in our capital structure due to the Separation. At the time of the Separation, the Company’s total debt of $2.1 billion was repaid and replaced with a $450 million term loan. The decrease from 2020 to 2021 is primarily due to debt repaid in 2021 with the $745.2 million of proceeds from the issuance of our common stock.

•During 2022, 2021, and 2020 cash payments of $18.5 million, $8.0 million and $22.5 million, respectively, were made related to our restructuring initiatives.

•Cash provided by operating activities for 2022 included a net one-time $36.7 million inflow attributable to insurance settlements and 2021 includes a one-time cash inflow from a $36.0 million U.S. federal tax refund received in the first quarter of 2021.

Cash flows used in investing activities for 2022, 2021 and 2020 include $73.7 million, $223.3 million and $69.8 million, respectively, for acquisitions and investments. Refer to Note 5 “Acquisitions” in the accompanying Notes to the Consolidated Financial Statements for more information. Additionally, cash flows used in investing activities in 2022, 2021, and 2020 include $105.5 million, $104.2 million and $114.8 million, respectively, for purchases of property, plant, equipment, and intangibles. Included in these amounts is $5.9 million, $35.6 million and $40.1 million for 2022, 2021 and 2020, respectively, related to discontinued operations.

Cash flows used in financing activities in 2022 includes $1.6 billion net repayment of borrowings, which included the outstanding debt on our prior credit facility, 2026 Notes and Euro Senior Notes, partially offset by borrowings on a term loan under our new credit facility. The repayments were primarily funded by a $1.2 billion cash distribution from ESAB to us upon Separation. Cash flows provided by financing activities in 2021 include $745.2 million in proceeds from the issuance of common stock, partially offset by net debt repayments of $126.0 million. Cash flows used in financing activities for 2020 include net debt repayments of $118.3 million.

Our Cash and cash equivalents as of December 31, 2022 include $12.6 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

Debt

As of December 31, 2022, the Company’s Term Loan and Revolver had principal amounts outstanding of $219.5 million and $40.0 million, respectively. The Term Loan matures on April 4, 2023. There are no required principal payments due on the Revolver within 12 months and it matures on April 4, 2027.

Interest Payments on Debt

Based on December 31, 2022 outstanding balances and our expectation to repay the Term Loan with borrowings on the Revolver on April 4, 2023, we estimate future interest payments associated with the Term Loan and Revolver of $3.3 million and $60.3 million, respectively, with $3.3 million and $11.7 million payable within 12 months. Variable interest payments are estimated using a static rate of 5.89% for the Term Loan and 5.68% for the Revolver, respectively.

Operating Leases

The Company leases certain office spaces, warehouses, facilities, vehicles, and equipment. As of December 31, 2022, the Company had fixed lease payment obligations of $75.9 million, with $22.3 million payable within 12 months.

Purchase Obligations

As of December 31, 2022, the Company had other purchase obligations of $162.0 million, with $156.8 million payable within 12 months. Purchase obligations herein exclude open purchase orders for goods or services that are provided on demand as the timing of which is not certain.

We have funding requirements associated with our pension plans as of December 31, 2022, which are estimated to be $3.3 million for the year ending December 31, 2023. Other long-term liabilities, such as those for other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2022 other than outstanding letters of credit of $7.1 million and unconditional purchase obligations with suppliers of $162.0 million.

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

Goodwill and Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our business acquisitions. Our business acquisitions typically result in the recognition of Goodwill, developed technology, trade name or trademark, and customer relationship intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. The fair values of acquired intangibles are determined using estimates and assumptions based on information available near the acquisition date. Significant assumptions include the discount rates, projected net sales and operating income metrics, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review the critical assumptions and calculations of the fair value of acquired intangible assets in connection with our significant acquisitions. In connection with our acquisitions of 360 Med Care and Insight during the year ended December 31, 2022, we recognized aggregate Goodwill of approximately $53 million and identifiable intangible assets of approximately $57 million. Refer to Notes 2, 5 and 9 to the Consolidated Financial Statements for a description of the Company’s policies relating to Goodwill and intangible assets.

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

Due to overall market declines as a result of the COVID-19 pandemic, management decided to forgo the qualitative assessment and performed quantitative Goodwill impairment tests for the years ended December 31, 2020 and 2021, which resulted in no impairment.

Upon the Separation in April 2022, Goodwill was allocated on a relative fair value basis between the Company’s new reporting units Reconstructive and Prevention & Recovery.

For the year ended December 31, 2022, management performed a quantitative assessment of Goodwill for the Reconstructive and Prevention & Recovery reporting units, both of which indicated no impairment existed. The carrying amount of Goodwill of the Reconstructive and Prevention & Recovery reporting units for the year ended December 31, 2022 was $0.9 billion and $1.1 billion, respectively. We determined the fair value of the reporting units by equally weighting a discounted cash flow approach and market valuation approach, and the reporting unit’s fair value exceeded its carrying amount by approximately 8% and 9%, respectively. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. Future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. For sensitivity analysis, we estimated the fair value of the Prevention & Recovery and Reconstructive reporting units if we reduced the long-term revenue growth rate by 25 basis points, and the resulting excess fair value over carrying value decreased by 120 and 130 basis points, respectively.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2022, we have Goodwill of $2.0 billion that is subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets”, in the accompanying Notes to Consolidated Financial Statements for further information.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. We recognize interest and penalties related to unrecognized tax benefits in the Consolidated Statements of Operations as part of Income tax expense (benefit). Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $42.1 million as of December 31, 2022 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

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

Trade receivables are presented net of an allowance for credit losses. The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2020. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $8.0 million, $6.6 million, and $6.8 million as of December 31, 2022, 2021, and 2020, respectively.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. All of our borrowings as of December 31, 2022 are variable rate facilities based on Secured Overnight Financing Rate (“SOFR”). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2022 would have increased Interest expense on our variable-rate debt by approximately $4.6 million.

Exchange Rate Risk

We have manufacturing sites in Europe, Africa, and Asia and sell our products internationally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2022, approximately 32% of our sales were derived from operations outside the U.S. We also have manufacturing operations in European countries that are not part of the Eurozone. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we may enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. We have the ability to borrow in Euros under our Credit Facility. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2022 would result in a reduction in Equity of approximately $90 million.

We also face exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites in Europe, Africa, and Asia, and a portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Enovis Corporation

Opinion on Internal Control over Financial Reporting

We have audited Enovis Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enovis Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Enovis Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index 15(A)(2) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Enovis Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enovis Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill
Description of the Matter
At December 31, 2022, the Company’s goodwill allocated to the Prevention & Recovery reporting unit and Reconstructive reporting unit was $1.1 billion and $0.9 billion, respectively. As discussed in Note 9 to the consolidated financial statements, goodwill is not amortized, but rather is subject to an annual impairment test, or more frequent tests if events and circumstances indicate an impairment exists.
Auditing the Company's goodwill impairment test was complex and highly judgmental due to the significant estimation required by management to determine the fair value of the Prevention & Recovery and Reconstructive reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rates, market multiples, projected revenues and projected operating income metrics that are forward-looking and affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its annual goodwill impairment testing process, including controls over management’s determination of the significant assumptions described above. We also tested management’s controls over the completeness and accuracy of the data used in the model.
To test the estimated fair value of the Prevention & Recovery and Reconstructive reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current third-party industry data, and to the historical results of the two reporting units. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the two reporting units that would result from changes in key assumptions. We also involved internal valuation specialists to assist in our evaluation of the methodologies and significant assumptions used by the Company. In addition, we tested management’s reconciliation of the fair value of both reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 1, 2023

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2022	2021	2020

Net sales	$1,563,101	$1,426,188	$1,120,700
Cost of sales	693,718	648,513	517,060
Gross profit	869,383	777,675	603,640
Selling, general and administrative expense	772,913	665,775	515,467
Research and development expense	60,827	49,094	34,268
Amortization of acquired intangibles	126,301	116,920	103,306
Insurance settlement gain	(36,705)	—	—
Restructuring and other charges	17,225	8,685	16,781
Operating loss	(71,178)	(62,799)	(66,182)
Interest expense, net	24,052	29,112	52,824
Debt extinguishment charges	20,396	29,870	—
Gain on investment in ESAB Corporation	(102,669)	—	—
Gain on cost basis investment	(8,800)	—	—
Other income	(2,088)	—	—
Loss from continuing operations before income taxes	(2,069)	(121,781)	(119,006)
Income tax expense (benefit)	36,120	(19,528)	(44,579)
Net loss from continuing operations	(38,189)	(102,253)	(74,427)
Income from discontinued operations, net of taxes	26,430	178,531	120,198
Net income (loss)	(11,759)	76,278	45,771
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	567	1,052	692
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	966	3,569	2,454
Net income (loss) attributable to Enovis Corporation	$(13,292)	$71,657	$42,625
Net income (loss) per share - basic and diluted
Continuing operations	$(0.72)	$(2.02)	$(1.65)
Discontinued operations	$0.47	$3.42	$2.58
Consolidated operations	$(0.25)	$1.40	$0.93

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(11,759)	$76,278	$45,771
Other comprehensive income (loss):
Foreign currency translation, net of tax expense (benefit) of $338, $3,449 and $(25)	(61,378)	(114,389)	59,880
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $2,711, $6,980 and $(9,120)	9,028	23,247	(26,268)
Changes in unrecognized pension and other post-retirement benefit (cost), net of tax expense (benefit) of $2,333, $3,368 and $(1,502)	12,207	20,870	(8,169)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $199, $1,148 and $883	629	5,025	3,735
Other comprehensive income (loss)	(39,514)	(65,247)	29,178
Comprehensive income (loss)	(51,273)	11,031	74,949
Less: comprehensive income (loss) attributable to noncontrolling interest	(583)	3,281	585
Comprehensive income (loss) attributable to Enovis Corporation	$(50,690)	$7,750	$74,364

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,295	$680,252
Trade receivables, less allowance for credit losses of $7,965 and $6,589	267,380	254,958
Inventories, net	426,643	356,233
Prepaid expenses	28,550	26,046
Other current assets	48,155	29,176
Total current assets associated with discontinued operations	—	956,614
Total current assets	795,023	2,303,279
Property, plant and equipment, net	236,741	235,113
Goodwill	1,983,588	1,934,258
Intangible assets, net	1,110,727	1,154,028
Lease asset - right of use	66,881	76,485
Other assets	80,288	74,700
Total non-current assets associated with discontinued operations	—	2,738,049
Total assets	$4,273,248	$8,515,912

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$219,279	$7,701
Accounts payable	135,628	155,208
Accrued liabilities	210,292	225,391
Total current liabilities associated with discontinued operations	—	635,284
Total current liabilities	565,199	1,023,584
Long-term debt, less current portion	40,000	2,078,625
Non-current lease liability	51,259	56,549
Other liabilities	166,989	122,159
Total non-current liabilities associated with discontinued operations	—	573,562
Total liabilities	823,447	3,854,479
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,228,619 and 52,083,078 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	54	52
Additional paid-in capital	2,925,729	4,544,315
Retained earnings	575,732	589,024
Accumulated other comprehensive loss	(53,430)	(516,013)
Total Enovis Corporation equity	3,448,085	4,617,378
Noncontrolling interest	1,716	44,055
Total equity	3,449,801	4,661,433
Total liabilities and equity	$4,273,248	$8,515,912

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2020	39,353,027	$40	$3,445,675	$479,560	$(483,845)	$48,198	$3,489,628
Cumulative effect of accounting change	—	—	—	(4,818)	—	—	(4,818)
Net income	—	—	—	42,625	—	3,146	45,771
Distributions to noncontrolling owners	—	—	—	—	—	(4,296)	(4,296)
Other comprehensive income, net of tax benefit of $9,764	—	—	—	—	31,739	(2,561)	29,178
Common stock-based award activity	145,869	—	32,411	—	—	—	32,411
Balance at December 31, 2020	39,498,896	40	3,478,086	517,367	(452,106)	44,487	3,587,874
Net income	—	—	—	71,657	—	4,621	76,278
Distributions to noncontrolling owners	—	—	—	—	—	(3,713)	(3,713)
Other comprehensive income, net of tax expense of $14,945	—	—	—	—	(63,907)	(1,340)	(65,247)
Common stock offering, net of issuance costs	5,366,667	5	711,334	—	—	—	711,339
Conversion of tangible equity units into common stock	4,441,488	4	(4)	—	—	—	—
Common stock issued for acquisition, net of issuance costs	2,181,507	2	285,678	—	—	—	285,680
Common stock-based award activity	594,520	1	69,221	—	—	—	69,222
Balance at December 31, 2021	52,083,078	52	4,544,315	589,024	(516,013)	44,055	4,661,433
Net income	—	—	—	(13,292)	—	1,533	(11,759)
Distributions to noncontrolling owners	—	—	—	—	—	(1,591)	(1,591)
Other comprehensive income, net of tax expense of $5,581	—	—	—	—	(37,398)	(2,116)	(39,514)
Distribution of ESAB Corporation	—	—	(1,662,795)	—	499,981	(40,510)	(1,203,324)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Acquisition	—	—	—	—	—	345	345
Common stock-based award activity	453,696	—	44,211	—	—	—	44,211
Balance at December 31, 2022	54,228,619	$54	$2,925,729	$575,732	$(53,430)	$1,716	$3,449,801

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(11,759)	$76,278	$45,771
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other impairment charges	219,710	262,919	246,229
Stock-based compensation expense	38,955	35,350	28,911
Non-cash interest expense	3,921	4,752	5,739
Gain on investment in ESAB Corporation	(102,669)	—	—
Gain on cost basis investment	(8,800)	—	—
Debt extinguishment charges	20,396	29,870	—
Deferred income tax expense (benefit)	6,320	(22,188)	(29,218)
(Gain) loss on sale of property, plant and equipment	352	(2,573)	(491)
Pension settlement gain	—	(11,208)	—
Changes in operating assets and liabilities:
Trade receivables, net	(45,189)	(110,985)	42,688
Inventories, net	(118,791)	(129,967)	23,787
Accounts payable	(11,843)	178,467	(30,747)
Other operating assets and liabilities	(46,464)	45,384	(30,734)
Net cash (used in) provided by operating activities	(55,861)	356,099	301,935
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(105,450)	(104,237)	(114,785)
Proceeds from sale of property, plant and equipment	2,746	7,033	9,552
Acquisitions, net of cash received, and investments	(73,684)	(223,272)	(69,846)
Net cash used in investing activities	(176,388)	(320,476)	(175,079)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	450,000	—	—
Payments under term credit facility	(785,000)	—	(40,000)
Proceeds from borrowings on revolving credit facilities and other	65,000	991,494	860,681
Repayments of borrowings on revolving credit facilities and other	(634,883)	(417,526)	(938,997)
Repayments of borrowings on Senior notes	(300,000)	(700,000)	—
Repayments of borrowings on Euro senior notes	(386,278)	—	—
Distribution from ESAB Corporation, net	1,143,369	—	—
Payment of debt issuance costs	(2,938)	—	(4,560)
Proceeds from issuance of common stock, net	5,814	745,179	3,500
Payment of debt extinguishment costs	(12,704)	(24,375)	—
Deferred consideration payments and other	(7,507)	(9,866)	(12,275)
Net cash (used in) provided by financing activities	(465,127)	584,906	(131,651)
Effect of foreign exchange rates on Cash and cash equivalents and Restricted Cash	2,301	(2,228)	(3,768)
(Decrease) increase in Cash and cash equivalents and Restricted cash	(695,075)	618,301	(8,563)
Cash and cash equivalents and Restricted Cash, beginning of period	719,370	101,069	109,632
Cash and cash equivalents, end of period	$24,295	$719,370	$101,069

Supplemental disclosures:
Interest payments	$37,089	$85,487	$104,620
Income tax payments, net	$31,360	$47,188	$59,377
Common stock issued for acquisition, net of issuance costs	$—	$285,680	$—
ESAB Corporation shares exchanged for debt, net of fees	$230,532	$—	$—
See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
Enovis Corporation (the “Company” or “Enovis”) was previously Colfax Corporation (“Colfax”) until its separation into two differentiated, independent, and publicly traded companies on April 4, 2022. Colfax was a leading diversified technology company that provided fabrication technology and medical device products and services to customers around the world, principally under the ESAB and DJO brands. Following the completion of the Separation, the Company revised its reporting structure and conducts its business through two operating segments, “Prevention & Recovery” and “Reconstructive”. The segment results were retroactively restated to the current method the Company conducts its business for all years presented.

On April 4, 2022, the Company completed the separation of its fabrication technology business (the “Separation”) through a tax free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corporation (“ESAB”) to Colfax stockholders. To affect the Separation, Colfax distributed to its stockholders one share of ESAB common stock for every three shares of Colfax common stock held at the close of business on March 22, 2022, with the Company initially retaining 10% of the shares of ESAB common stock immediately following the Separation. Upon completion of the Separation, Colfax, which retained the Company’s specialty medical technology business, changed its name to Enovis Corporation. On April 5, 2022, the Company began trading under the stock symbol “ENOV” on the New York Stock Exchange.

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to Enovis upon Separation. The distribution proceeds were used by Enovis in conjunction with $450 million of borrowings on a term loan under the new Enovis Credit Agreement, as discussed below, and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on the Company’s prior credit facility, and $302.8 million of outstanding debt and accrued interest on its 2026 Notes, pay a redemption premium at 103.188% of the principal amount of the 2026 Notes, and pay other fees and expenses due at closing. Additionally, on April 7, 2022, the Company also completed the redemption of its Euro Senior Notes representing all of its outstanding €350 million principal 3.250% Senior Notes due 2025 at a redemption price of 100.813% of the principal amount.

Immediately following the Separation, the Company effected a one-for-three reverse stock split of all issued and outstanding shares of Enovis common stock. As a result of the reverse stock split, all share and per share figures contained in the accompanying Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

The Company completed the divestiture of its 10% retained shares in ESAB in a tax-efficient exchange for $230.5 million of its $450 million term loan outstanding under the Credit Agreement on November 18, 2022.

The accompanying Consolidated Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to prior year financial information to conform to the current period presentation. Unless otherwise indicated, all amounts in the notes to the consolidated financial statements refer to continuing operations.

The accompanying Consolidated Financial Statements reflect the results of (1) ESAB, the Company’s former fabrication technology business; (2) charges, assets and liabilities for previously retained asbestos contingencies; and (3) divestiture-related expenses associated with our former Air and Gas Handling business (“Air & Gas”) that was sold in 2019 as a discontinued operation for all periods presented. See Note 4, “Discontinued Operations”, for further information.

The COVID-19 pandemic, its resulting impact on governments, businesses and individuals, and actions taken by them in response to the situation resulted in widespread economic disruptions, which significantly affected broader economies, financial markets, and overall demand for the Company’s products in fiscal year 2020. Other than a surge of COVID-19 cases due to the emergence of COVID-19 variants in the third quarter of 2021, the impacts lessened in 2021 and 2022 due to broadening access to COVID-19 vaccines and gradual relaxing of some government-mandated restrictions.

Sales in our Prevention & Recovery and Reconstructive segments typically peak in the fourth quarter. These historical seasonality trends were disrupted by the commercial impacts caused by the COVID-19 pandemic. General economic conditions may, however, impact future seasonal variations.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP and include all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities or joint ventures for which the Company has a controlling financial interest or is the primary beneficiary. When protective rights, substantive rights or other factors exist, further analysis is performed in order to determine whether or not there is a controlling financial interest. The Consolidated Financial Statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the noncontrolling parties’ ownership share is presented as a noncontrolling interest. All significant intercompany accounts and transactions have been eliminated.

Investments

Investments where the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid.

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative under GAAP to the extent such investments are not subject to consolidation or the equity method of accounting as described above. Under the measurement alternative, these financial instruments are carried at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company accounts for investments as a noncurrent asset within Other assets in the Consolidated Financial Statements as the Company does not have the intent and ability to sell such assets within the next twelve months.

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

As of December 31, 2022, the Company held investments of $16.5 million in privately held companies, the majority of which are within the Prevention & Recovery operating segment. These investments represent minority ownership interests and are accounted for under the cost method as the Company does not have significant influence over the investees. The largest of the Company’s investments consist of a $10.0 million investment in HT Bioimaging Ltd., a company that has developed a non-invasive cancer scanning technology for veterinarians.

Revenue Recognition

The Company provides a variety of products to its customers with revenue being measured as the amount of consideration we expect to receive in exchange for transferring such products. Revenue is recognized at a point in time when we transfer control of our off-the-shelf products to the customer, which generally occurs when title passes upon shipment. The Company’s contracts have a single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contract and, therefore, not distinct. Revenue recognition and billing typically occur simultaneously for contracts recognized at a point in time. Therefore, we do not have material revenues in excess of customer billings or billings to customers in excess of recognized revenues. Refer to Note 6, “Revenue”, and Note 15, “Accrued Liabilities”, for additional information on the Company’s contract liability balances.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods or services. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent the Company’s best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved. Additionally, the Company maintains provisions for estimated contractual allowances for reimbursement amounts from certain third-party payors based on negotiated contracts, historical experience for non-contracted

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payors, and the impact of new contract terms or modifications of existing arrangements with these customers. These allowances are recorded as a reduction to sales in the same period that the sales are recognized.

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

Research and Development Expense

Research and development costs are expensed as incurred. Costs include salaries, wages, consulting and depreciation and maintenance of facilities and equipment utilized in research, development and engineering activities relating to developing new products, as well as enhancing existing products with the latest technology and designs, creating new applications for existing products, lowering manufacturing costs and redesigning existing products to increase efficiency, improve durability, enhance performance and usability. The Company also receives new product and invention ideas from orthopedic surgeons and other healthcare professionals and seeks to obtain rights to ideas it considers promising from a clinical and commercial perspective through entering into either assignment or licensing agreements. The Company maintains contractual relationships with orthopedic surgeons who assists in developing products and may also provide consulting services in connection with our products.

Interest Expense, Net

Interest expense, net includes interest income of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, primarily associated with interest-bearing deposits of certain foreign subsidiaries.

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

Inventories

Inventories, net include the cost of material, labor and overhead and are stated at the lower of cost or net realizable value. Cost is determined under various methods including average cost and first-in, first-out. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product. The Company records a charge to Cost of sales for any amounts required to reduce the carrying value of inventories to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment, net is stated at historical cost, which includes the fair values of such assets acquired through acquisitions, and depreciated by the straight-line method over the estimated useful lives of the related assets. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset. The Company capitalizes surgical implant instruments that are provided free-of-charge to surgeons for use while implanting its surgical products and the related depreciation expense is recorded as a component of Selling, general and administrative expense.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company.

The Company evaluates the recoverability of Goodwill annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. The annual impairment test date elected by the Company is the first day of its fourth quarter. Goodwill is considered to be impaired when the carrying value of a reporting unit or asset exceeds its fair value. The Company currently has two reporting units: Prevention & Recovery and Reconstructive.

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

For the year ended December 31, 2022, the Company performed a quantitative assessment of Goodwill for the Reconstructive and Prevention & Recovery reporting units, both of which indicated no impairment existed. The carrying amount of Goodwill of the Reconstructive and Prevention & Recovery reporting units for the year ended December 31, 2022 was $0.9 billion and $1.1 billion, respectively. The Company determined the fair value of the reporting units by equally weighting a discounted cash flow approach and market valuation approach, and the reporting unit’s fair value exceeded its carrying amount by approximately 8% and 9%, respectively. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions the Company’s management believes to be reasonable but which are unpredictable and inherently uncertain. Future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year. For sensitivity analysis, the Company estimated the fair value of the Prevention & Recovery and Reconstructive reporting units if the Company reduced the long-term revenue growth rate by 25 basis points, and the resulting excess fair value over carrying value decreased by 120 and 130 basis points, respectively.

Upon the Separation and the revision of the Company’s operating segments, the Company evaluated and concluded that it has two reporting units, Prevention & Recovery and Reconstructive. An allocation of goodwill was performed to the new reporting units. A quantitative impairment test of Goodwill for the Prevention & Recovery and Reconstructive reporting units was performed for the years ended December 31, 2022, which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. Intangible assets are being amortized on a straight-line basis over their estimated useful lives, which approximates the period of benefit, and ranges from three to twenty years.

The Company assesses its long-lived assets and finite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss equal to the difference between the carrying amount of the asset and its fair value would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. Assets held for sale are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company did not record any asset impairment charges during the years ended December 31, 2022 and 2021. The Company recorded an asset impairment loss related to a facility closure totaling $1.6 million during the year ended December 31, 2020, as a component of Restructuring and other charges in the Consolidated Statements of Operations.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2022, the Company recognized net foreign currency transaction gain of $0.7 million in Interest expense, net and net foreign currency transaction loss of $0.6 million in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2021, the Company recognized net foreign currency transaction loss of $0.5 million in Interest expense, net and net foreign currency transaction loss of $2.0 million in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2020, the Company recognized net foreign currency transaction gain of $1.1 million in Interest expense, net and net foreign currency transaction loss of $1.6 million in Selling, general and administrative expense in the Consolidated Statements of Operations.

Debt Issuance Costs and Debt Discount

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the effective interest method over the term of the related obligation. Further, the carrying value of debt is reduced by an original issue discount, which is accreted to Interest expense, net using the effective interest method over the term of the related obligation. As of December 31, 2022, $4.5 million and $0.2 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. As of December 31, 2021, $5.2 million and $7.1 million of deferred issuance costs were included in Other assets and as a reduction of Long-term debt, respectively. See Note 13, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations. The operating results of ESAB, which was separated on April 4, 2022, are presented as discontinued operations in the Consolidated Statement of Operations for all periods presented and the net assets of ESAB and the other entities that were part of the Separation, including asbestos contingencies, are presented as discontinued operations on the Consolidated Balance Sheet as of December 31, 2021. See Note 4, “Discontinued Operations” for further information. Amortization of acquired intangibles and Research and development expense are now separately presented on our Consolidated Statements of Operations; these amounts were previously included in Selling, general and administrative expense. Note 6, “Revenue” and Note 19, “Segment Information” have been further disaggregated to conform to current year presentation.

3. Recently Issued Accounting Pronouncements

The Company evaluates the adoption impacts of recently issued accounting pronouncements as well as material updates to previous pronouncements on the Company’s Consolidated Financial Statements. There were no new material accounting standards adopted in 2022 that impacted the Company.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Discontinued Operations

Separation of Fabrication Technology Business

On April 4, 2022, the Company completed the Separation of its fabrication technology business into an independent, publicly traded company: ESAB, a global organization that develops, manufactures and supplies consumable welding and cutting products and equipment, as well as gas control equipment. The spin-off was affected through a pro rata distribution of 90% of the 60,034,311 outstanding common shares of ESAB to Enovis stockholders of record at the close of business on March 22, 2022 (the “Record Date”). Enovis stockholders retained their Enovis shares and received one share of ESAB for every three shares of Enovis stock they owned on the Record Date. ESAB began “regular way” trading on the New York Stock Exchange on April 5, 2022 under the symbol “ESAB”. In connection with the Separation, the Company received a one-time tax-free cash distribution from ESAB of $1.2 billion.

In connection with the Separation, Enovis and ESAB entered into various agreements to effect the Separation and provide a framework for ESAB’s relationship with Enovis after the Separation. These agreements include a separation and distribution agreement, a stockholders’ and registration rights agreement, an employee matters agreement, a tax matters agreement, a transition services agreement, an ESAB Business Excellence System (“EBS”) license agreement, and an intellectual property matters agreement (the “Agreements”). These Agreements govern the Separation between Enovis and ESAB of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Enovis and its subsidiaries attributable to periods prior to, at and after the Separation and will govern certain relationships between Enovis and ESAB after the Separation. The impact of services to be provided to ESAB and agreed upon charges as part of the Separation are not expected to be material to our consolidated financial statements.

Asbestos Contingencies

The Company retained certain asbestos-related contingencies and insurance coverages from its previously divested businesses for which it did not retain an interest in the ongoing operations except for the contingencies. The net costs and cash flows associated with these contingencies and coverages were reported by the Company as discontinued operations. In conjunction with the Separation, all asbestos-related contingencies and insurance coverages from its divested businesses were transferred fully to ESAB. The Company has classified asbestos-related charges through the date of Separation in its Condensed Consolidated Statements of Operations as part of Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes on the Statements of Operations for the years ended December 31, 2022, 2021 and 2020 include pre-tax charges from previously retained asbestos-related contingencies of $3.2 million, $15.6 million and $10.6 million, respectively. Subsequent to the Separation, the asbestos-related charges and asbestos assets and liabilities are no longer reflected in the Enovis financial statements.

Divestiture-related Expenses Related to our former Air and Gas Handling Business

The Company sold Air & Gas in 2019. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect the pre-tax divestiture-related expenses related to Air & Gas of $1.7 million, $9.1 million and $9.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, as discontinued operations.

Summary of Items Treated as Discontinued Operations

As a result of the Separation and prior sale of Air & Gas, the operating results of (1) ESAB, the Company’s former fabrication technology business, (2) charges related to the previously retained asbestos contingencies and (3) Air & Gas divestiture-related expenses have been presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. Additionally, the Consolidated Balance Sheet as of December 31, 2021 presents the Assets and Liabilities of the fabrication technology business and asbestos contingencies as discontinued operations.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of the assets and liabilities of the Company’s former fabrication technology business and asbestos contingencies amounts presented as discontinued operations as of December 31, 2021 was as follows:

December 31, 2021
(in thousands)
ASSETS
Cash and cash equivalents	$39,118
Trade receivables, net	383,742
Inventories, net	420,062
Prepaid expenses	52,140
Other current assets	61,552
Total current assets	956,614
Property, plant and equipment, net	286,278
Goodwill	1,533,037
Other intangibles, net	521,434
Lease asset - right of use	107,944
Other assets	289,356
Total assets associated with discontinued operations(1)	$3,694,663

LIABILITIES
Current portion of long-term debt	$613
Accounts payable	348,965
Accrued liabilities	285,706
Total current liabilities	635,284
Long-term debt, less current portion	54
Non-current lease liability	88,777
Deferred tax liabilities	116,198
Other liabilities	368,533
Total liabilities associated with discontinued operations(1)	$1,208,846
(1) Total assets and liabilities include asbestos-related contingencies and insurance coverages in connection to the sales of the Fluid Handling and Air & Gas businesses. See Asbestos Contingencies section above for more information.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the financial results of the former fabrication technology business including all divestiture-related expenses incurred by the company and allocated interest expense; asbestos charges; divestiture-related expenses related to Air & Gas; and the combined income tax effect of those items for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net sales	$647,911	$2,428,115	$1,950,069
Cost of sales	423,580	1,592,132	1,265,604
Selling, general and administrative expense	125,529	477,040	434,360
Restructuring and other charges	5,304	18,954	21,632
Asbestos charges	3,194	15,578	10,619
Divestiture-related expenses(1)	46,684	29,668	9,040
Operating income	43,620	294,743	208,814
Interest expense(2)	8,035	43,481	51,438
Pension settlement gain	—	(11,208)	—
Income from discontinued operations before income taxes	35,585	262,470	157,376
Income tax expense	9,155	83,939	37,178
Income from discontinued operations, net of taxes	$26,430	$178,531	$120,198
(1) Divestiture-related expenses include $45.0 million and $20.6 million for the years ended December 31, 2022 and 2021, respectively, for the Separation.
(2) Interest expense was allocated to discontinued operations based on allocating $1.2 billion of corporate level debt to discontinued operations consistent with the dividend received from ESAB and the debt repaid at the time of the Separation.

Total income attributable to noncontrolling interest related to ESAB, net of taxes for the years ended December 31, 2022, 2021 and 2020, was $1.0 million, $3.6 million, and $2.5 million, respectively. These amounts are presented as net income attributable to noncontrolling interest from discontinued operations - net of taxes on the Consolidated Statements of Operations.

The following table presents further detail into the financial results of the former fabrication technology business:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Depreciation	7,671	32,452	32,893
Amortization	9,012	41,954	41,798
Capital expenditures	5,903	35,584	40,138

Cash (used in) provided by operating activities related to discontinued operations for the years ended December 31, 2022, 2021 and 2020 was approximately $(27) million, $224 million, and $302 million, respectively. Cash used in investing activities related to discontinued operations for the years ended December 31, 2022, 2021 and 2020 was approximately $3 million, $35 million, and $35 million.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Acquisitions and Investments

2022 Acquisitions

In 2022, the Company completed four asset acquisitions, two business acquisitions, and one investment, which is carried at cost as it does not have a readily determinable fair value. Two of these transactions were completed by the Company’s Reconstructive segment, and the other five transactions were completed by the Prevention & Recovery segment. The asset acquisitions broaden the Company’s product offering and distribution network. Aggregate purchase consideration for the four asset acquisitions was $22.3 million, of which $12.6 million was paid in cash and $9.6 million consists of deferred and contingent consideration. The investment was acquired for $10.0 million in cash consideration. Pro forma revenues of the aforementioned acquisitions in the year ended December 31, 2022, if the aforementioned acquisitions were part of the Company since January 1, 2022, were approximately 1% of Enovis consolidated revenues from continuing operations.

On May 6, 2022, the Company completed a business acquisition in its Reconstructive segment of KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, by acquiring 100% of its equity interests. 360 Med Care is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to its device supply arrangements with surgeons, hospitals, and insurers. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $14.3 million for the acquisition, net of cash received, and recorded estimated contingent consideration at fair value of $12.8 million related to expected results over future revenue targets. The Company has preliminarily allocated $16.3 million to Goodwill and $18.2 million to intangible assets acquired. Purchase accounting procedures are ongoing and revisions to contingent consideration, intangible assets acquired, and adjustments for working capital true-ups may be recorded in future periods during the measurement period. The 360 Med Care acquisition broadens our customer base in Australia and adds to our overall product offerings.

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

Enovis made initial investments in Insight in 2020 and 2021, which were carried at cost. During the third quarter of 2022, the Company acquired an additional 53.7% interest in Insight for $34.2 million net of cash received, and recorded contingent consideration of $5.0 million, which is the maximum payable under the agreement based on Insight’s achievement of certain milestones related to ARVIS. As of December 31, 2022, Enovis holds a 99.5% interest in Insight and recognized $0.3 million noncontrolling equity interest in its financial statements attributed to Insight.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

As of December 31, 2022, the balance of investments held by the company without readily determinable fair values was $16.5 million. The investments are carried at cost minus impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of the investments except for the gain on our previously held equity investment in Insight discussed above. As a result of acquiring control of Insight, Enovis now consolidates the assets, liabilities, and results of operations of Insight and therefore current year and previous investments in Insight of $16.6 million are no longer recorded as cost basis investments.

2021 Acquisitions

The Company completed five acquisitions in its Reconstructive segment in 2021, for net cash consideration of $201.6 million and equity consideration of $285.7 million. The acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the respective acquisition date. The Consolidated Balance Sheet as of December 31, 2022 reflects our estimates of fair value and are subject to adjustment for certain of the acquisitions as discussed below. Pro forma revenues of the aforementioned acquisitions in the year ended December 31, 2021, if the aforementioned acquisitions were part of the Company since January 1, 2021, were approximately 12% of Enovis consolidated revenues from continuing operations. The Company also made three investments during the year ended December 31, 2021 for a total of $16.8 million. These investments are carried at cost as they do not have a readily determinable fair value.

On January 19, 2021, the Reconstructive segment acquired Trilliant Surgical (“Trilliant”), a national provider of foot and ankle orthopedic implants. The product technologies of Trilliant support the Reconstructive segment’s focused expansion into the adjacent foot and ankle market. Trilliant has a broad product portfolio that covers the full universe of foot reconstructive and fixation procedures, and includes the novel Arsenal Foot Plating System, designed for greater flexibility and speed of implant placement. On April 23, 2021, the Reconstructive segment acquired MedShape, Inc. (“MedShape”), a provider of innovative surgical solutions for foot and ankle surgeons using its patented superelastic nickel titanium (NiTiNOL) and shape memory polymer technologies. The acquisition further expands the Company’s foot and ankle platform. These two acquisitions were completed for total consideration, net of cash received, of $204.1 million, subject to certain adjustments. Net working capital and intangible assets acquired represent 7.3% and 36.5% of the total consideration exchanged for these two acquisitions, respectively, with the residual amount primarily attributable to Goodwill. The Goodwill acquired in the Trilliant acquisition of $30 million is deductible for income tax purposes. Expected synergies between Trilliant, MedShape, and DJO through this portfolio of foot and ankle products and cross-selling to existing and acquired customers are primary drivers of the acquired Goodwill. Pro forma revenue of the Trilliant and MedShape acquisitions were approximately 3% of Enovis’ consolidated revenues from continuing operations. The purchase accounting related to the Trilliant and MedShape acquisitions has been completed.

On July 28, 2021, the Reconstructive segment acquired Mathys AG Bettlach (“Mathys”) for total acquisition equity consideration of $285.7 million of Enovis Common stock, which included cash acquired of $14.7 million. Mathys, a Switzerland-based company, develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine. The acquisition expands the Reconstructive segment’s reconstructive product portfolio with Mathys’ complimentary surgical solutions and broadens its international customer base.

Purchase accounting procedures for this acquisition have been completed and the finalized allocation of the aggregate fair value of assets acquired and liabilities assumed as of the date of the Mathys acquisition are presented below. None of the Goodwill recognized is expected to be deductible for income tax purposes. Goodwill recognized for the Mathys acquisition is primarily attributable to synergies from cross-selling DJO products with the acquired customers and cost savings through supply chain management. The following table summarizes the final allocation of consideration related to the Mathys acquisition as of the acquisition date:

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 28, 2021
(In thousands)
Trade receivables	$19,578
Inventories	76,824
Property, plant and equipment	58,465
Goodwill	92,438
Intangible assets	106,000
Accounts payable	(4,808)
Other assets and liabilities, net	(77,494)
Consideration, net of cash acquired	$271,003

The following table summarizes Intangible assets acquired in the Mathys acquisition, excluding Goodwill, as of the acquisition date:

	Intangible	Amortization
	Asset	Period
	(In thousands)	(Years)

Acquired technology	$54,000	12
Customer relationships	34,000	16
Trademarks	18,000	20
Intangible assets	$106,000

2020 Acquisitions

Our Reconstructive segment completed five acquisitions in 2020 for total consideration, net of cash received, of $67.5 million. Total Goodwill acquired through the acquisitions was $21.4 million, of which $15.9 million is expected to be deductible for income tax purposes.

Acquisitions in our Prevention & Recovery segment included LiteCure LLC (“LiteCure”), a U.S. leader in high-powered laser rehabilitation products for human and veterinary medical applications. The acquisition was completed in the fourth quarter of 2020 for net cash consideration of $39.6 million. Net working capital and intangible assets acquired represent 10% and 69% of the total consideration paid, respectively, with the residual amount primarily attributable to Goodwill.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Revenue

The Company provides orthopedic solutions, including products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. While the Company’s sales are primarily derived from three sales channels including dealers and distributors, insurance, and direct to consumers and hospitals, substantially all its revenue is recognized at a point in time. The Company disaggregates its revenue into the following segments:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$437,287	$432,963	$379,236
U.S. Other P&R	255,305	243,051	188,107
International P&R(1)	335,036	350,015	295,806
Total Prevention & Recovery	1,027,628	1,026,029	863,150

Reconstructive:
U.S. Reconstructive	370,173	323,187	245,215
International Reconstructive	165,300	76,972	12,335
Total Reconstructive	535,473	400,159	257,550

Total	$1,563,101	$1,426,188	$1,120,700
(1) The year ended December 31, 2022 includes the unfavorable impact of $30.9 million of currency.

Given the nature of the businesses, the Company does not generally have unsatisfied performance obligations with an original contract duration of greater than one year.

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

The Company leveraged historical write-offs over a defined lookback period in deriving a historical loss rate. The expected credit loss model further considers current conditions and reasonable and supportable forecasts using an adjustment for current and projected macroeconomic factors. Management identified appropriate macroeconomic indicators based on a tangible correlation to historical losses considering the location and risks associated with the Company.

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2022
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$6,589	$2,552	$(963)	$(213)	$7,965

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Net Income Per Share from Continuing Operations

Net income per share from continuing operations was computed as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(38,756)	$(103,305)	$(75,119)
Weighted-average shares of Common stock outstanding – basic	54,065,420	51,141,210	45,588,708
Net income (loss) per share from continuing operations – basic	$(0.72)	$(2.02)	$(1.65)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(38,756)	$(103,305)	$(75,119)
Weighted-average shares of Common stock outstanding – basic	54,065,420	51,141,210	45,588,708
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—
Weighted-average shares of Common stock outstanding – diluted	54,065,420	51,141,210	45,588,708
Net income (loss) per share from continuing operations – diluted	$(0.72)	$(2.02)	$(1.65)
(1) Net income from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income from continuing operations less the income attributable to noncontrolling interest from continuing operations, net of taxes, of $0.6 million, $1.1 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As a result of the one-for-three reverse stock split immediately following the Separation, all share and per share figures contained in the Consolidated Financial Statements have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

For the years ended December 31, 2021 and December 31, 2020, the weighted-average shares of Common stock outstanding - basic includes the impact of 6.1 million shares, as adjusted for the reverse stock split, for the actual or potential issuance of shares from tangible equity unit purchase contracts.

In January 2022, the final remaining amount of tangible equity unit purchase contracts were converted into approximately 1.7 million shares of the Company’s common stock, as adjusted for the reverse stock split. All the issued shares are included in the Common stock issued and outstanding as of December 31, 2022. See Note 14, “Equity”, for details.

For the year ended December 31, 2021, conversions of the Company’s tangible equity units resulted in the issuance of approximately 4.4 million shares, as adjusted for the reverse stock split, of Common stock. All issuances of Common stock related to the tangible equity units were converted at the minimum settlement rate of 4.0000 shares of Common stock for each purchase contract as a result of the Company’s share price.

For the year ended December 31, 2020, the weighted-average shares of Common stock outstanding - diluted includes the impact of an additional 0.3 million potentially issuable dilutive shares, as adjusted for the reverse stock split, related to tangible equity units as a result of the Company’s share price. See Note 14, “Equity”, for details.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2022, 2021 and 2020 excludes 1.1 million, 0.3 million and 1.4 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

Loss from continuing operations before income taxes and Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic operations	$8,826	$(129,903)	$(136,455)
Foreign operations	(10,895)	8,122	17,449
	$(2,069)	$(121,781)	$(119,006)
Income tax expense (benefit):
Current:
Federal	$3,780	$—	$—
State	4,957	829	928
Foreign	3,405	9,862	6,521
	12,142	10,691	7,449
Deferred:
Domestic operations	73,370	(29,801)	(37,705)
Foreign operations	(49,392)	(418)	(14,323)
	23,978	(30,219)	(52,028)
	$36,120	$(19,528)	$(44,579)

See Note 4, “Discontinued Operations” for the loss from discontinued operations and related income taxes.

The Company’s Income tax expense (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$(435)	$(25,574)	$(24,991)
State taxes	10,878	(4,473)	(439)
Effect of tax rates on international operations	(5,106)	681	(5,246)
Changes in valuation allowance	(12,126)	(4,496)	(20,327)
Changes in tax reserves	1,724	(2,332)	2,168
Research and development tax credits	(2,599)	(2,392)	(2,248)
Net items not deductible in an international jurisdiction	1,859	772	40
U.S. tax on international operations	4,565	14,865	1,873
Transaction related costs	27,699	—	—
Withholding taxes	495	556	854
Non-deductible employee compensation	9,013	2,562	4,450
Other	153	303	(713)
Income tax expense (benefit)	$36,120	$(19,528)	$(44,579)

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes, net reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The significant components of deferred tax assets and liabilities included in continuing operations are as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Expenses currently not deductible	$37,159	$42,297
Net operating loss and interest expense limitation carryforward	162,713	285,009
Tax credit carryforward	37,883	26,960
Depreciation and amortization	28,659	1,058
Capitalized R&D expenditures	29,579	23,281
Non-current lease liability	17,815	21,066
Other	2,171	1,680
Valuation allowance	(93,542)	(111,812)
Deferred tax assets, net	222,437	289,539
Deferred tax liabilities:
Depreciation and amortization	(237,374)	(269,929)
Lease asset - right of use	(17,380)	(20,702)
Total deferred tax liabilities	(254,754)	(290,631)
Total deferred tax liabilities, net	$(32,317)	$(1,092)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2022, the valuation allowance decreased from $111.8 million to $93.5 million with a net decrease of $12.1 million recognized in Income tax expense (benefit) and a $6.7 million decrease related to changes in foreign currency rates. Consideration was given to tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $31.2 million expiring in years 2023 through 2037 and $26.3 million that may be carried forward indefinitely and U.S. interest limitation carryforward of $55.7 million that may be carried forward indefinitely. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. As of December 31, 2022, the Company had $16.6 million foreign net operating loss carryforwards primarily in Germany, France, and the United Kingdom that may be subject to local tax limitations including changes in ownership. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than five percent of the available net operating losses. The company has $32.9 million of foreign interest limitation carryforward primarily in Germany, that may be carried forward indefinitely.

The Company has U.S. foreign tax and R&D tax credits that may be used to offset U.S. tax in previous or future tax periods subject to Section 382 and other federal provisions. The Company’s $24.3 million foreign tax credit can be carried back one year and carried forward to tax years 2023 through 2031. The Company’s $9.3 million R&D credit can be carried back one year and carried forward to tax years 2023 through 2042.

For the year ended December 31, 2022, undistributed earnings of the Company’s foreign subsidiaries are estimated to be $50.9 million, all of which is permanently reinvested; accordingly, the Company has assessed no deferred tax liability as of December 31, 2022 on such earnings. This is a decrease of $0.2 million as compared to the deferred tax liability as of December 31, 2021, which was transferred as part of the divestiture of ESAB.

ENOVIS CORPORATION
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

(In thousands)
Balance, January 1, 2020	$55,480
Addition for tax positions taken in prior periods	5,911
Addition for tax positions taken in the current period	1,980
Reductions related to settlements with taxing authorities	—
Reductions resulting from a lapse of applicable statute of limitations	(5,689)
Other, including the impact of foreign currency translation	332
Balance, December 31, 2020	58,014
Acquisitions and divestitures	4,450
Addition for tax positions taken in prior periods	228
Addition for tax positions taken in the current period	3,653
Reductions related to settlements with taxing authorities	(425)
Reductions resulting from a lapse of applicable statute of limitations	(3,239)
Other, including the impact of foreign currency translation	(734)
Balance, December 31, 2021	61,947
Acquisitions and divestitures	(23,250)
Addition for tax positions taken in the current period	462
Reductions resulting from a lapse of applicable statute of limitations	(244)
Other, including the impact of foreign currency translation	(616)
Balance, December 31, 2022	$38,299

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Germany, China, the United States and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2009 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2016.

The Company records interest and penalties on uncertain tax positions as a component of Income tax expense (benefit), which was $1.1 million, $0.6 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, we had accrued $4.2 million and $7.5 million, respectively, of interest and penalties related to unrecognized tax benefits. Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $1.7 million. The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $26.9 million as of December 31, 2022.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2022 and 2021:

	Prevention & Recovery	Reconstructive	Total
	(In thousands)
Balance, January 1, 2021	$1,102,461	$658,805	$1,761,266
Goodwill attributable to acquisitions(1)	2,826	187,255	190,081
Impact of foreign currency translation	(16,754)	(335)	(17,089)
Balance, December 31, 2021	1,088,533	845,725	1,934,258
Goodwill attributable to acquisitions(1)	—	61,241	61,241
Impact of foreign currency translation	(10,897)	(1,014)	(11,911)
Balance, December 31, 2022	$1,077,636	$905,952	$1,983,588
(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5, “Acquisitions”.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Definite-Lived Intangible Assets
Acquired customer relationships	$528,489	$(215,962)	$531,838	$(158,229)
Acquired technology	553,284	(134,967)	504,226	(91,322)
Acquired trade names	414,801	(74,644)	405,087	(53,932)
Software	72,371	(39,202)	43,378	(27,442)
Other intangible assets	9,917	(3,360)	1,699	(1,275)
	$1,578,862	$(468,135)	$1,486,228	$(332,200)

Amortization expense related to acquired intangible assets, including acquired customer relationships, acquired technology, and acquired trade names, are presented on the face of the Consolidated Statements of Operations. Other intangible assets amortization expense consists primarily of amortization of software intangibles and is recorded as a component of Selling, general, and administrative expense in the Consolidated Statements of Operations. Total amortization expense is $133.7 million, $125.0 million, and $115.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

See Note 2, “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Amortization Expense

The Company’s expected annual amortization expense for intangible assets for the next five years is as follows:

December 31, 2022
(In thousands)
2023	$127,187
2024	126,176
2025	125,081
2026	120,011
2027	111,936

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2022	2021
	(In years)	(In thousands)
Land	n/a	$5,935	$6,075
Buildings and improvements	5-40	36,548	33,170
Machinery and equipment	3-15	375,441	325,342
		417,924	364,587
Accumulated depreciation		(181,183)	(129,474)
		$236,741	$235,113

Depreciation expense for the years ended December 31, 2022, 2021 and 2020, was $69.2 million, $62.0 million and $52.0 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Raw materials	$100,038	$66,824
Work in process	28,164	29,506
Finished goods	357,143	298,450
	485,345	394,780
Less: allowance for excess, slow-moving and obsolete inventory	(58,702)	(38,547)
	$426,643	$356,233

ENOVIS CORPORATION
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

December 31, 2022
(In thousands)
Future lease payments by year:
2023	$22,342
2024	15,364
2025	10,724
2026	7,866
2027	4,658
Thereafter	14,991
Total	75,945
Less: present value discount	(6,522)
Present value of lease liabilities	$69,423

Weighted-average remaining lease term (in years):
Operating leases	5.87
Weighted-average discount rate:
Operating leases	3.8%

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2022, 2021 and 2020, the Company’s net rental expense related to operating leases was $23.0 million, $20.2 million and $22.3 million, respectively.

13. Debt

Long-term debt consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Term loan	$219,279	$782,435
Euro senior notes	—	395,552
TEU amortizing notes	—	6,501
2026 notes	—	297,906
Revolving credit facilities and other	40,000	603,932
Total debt	259,279	2,086,326
Less: current portion	(219,279)	(7,701)
Long-term debt	$40,000	$2,078,625

Debt Redemptions in Connection with the Separation

In conjunction with the Separation which occurred on April 4, 2022, the Company repaid all obligations under its previous credit agreement and entered into a new credit agreement (the “Enovis Credit Agreement”) with certain of its existing bank lenders. Additionally, on April 7, 2022 after the completion of the Separation, the Company completed the redemptions of its

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.25% Euro Senior Notes due 2025 and its 6.375% Senior Notes due 2026. As a result of these changes, the Company recorded Debt extinguishment charges of $20.1 million in the second quarter of 2022, comprised of $12.7 million in redemption premiums and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

Enovis Term Loan and Revolving Credit Facility

The Enovis Credit Agreement consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million and an April 4, 2023 maturity date (the “Enovis Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Facility.

On November 18, 2022, the Company completed an exchange with a lender under the Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million in term loan outstanding under the Credit Agreement, net of cost to sell.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.00:1.00, with a step-down to 3.75:1.00 commencing with the fiscal quarter ending June 30, 2023, and a step-down to 3.50:1.00 commencing with the fiscal quarter ending June 30, 2024, and (ii) a minimum interest coverage ratio of 3.00:1.00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Term Loan and the Enovis Revolver. As of December 31, 2022, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of December 31, 2022, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 5.71%, excluding accretion of original issue discount and deferred financing fees, and there was $860.0 million available on the Revolver.

The Company has $4.7 million in deferred financing fees recorded in conjunction with the Credit Facility as of December 31, 2022, which is being accreted to Interest expense, net primarily using the effective interest method over the life of the facility.

Euro Senior Notes

The Company had senior unsecured notes with an aggregate principal amount of €350 million due in May 2025, with an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 at a 100.813% redemption premium after the completion of the Separation.

Tangible Equity Unit (“TEU”) Amortizing Notes

The Company previously had 6.50% TEU amortizing notes due in January 2022 at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The Company paid $6.5 million, $25.0 million, and $23.4 million of principal on the TEU amortizing notes in the years ended December 31, 2022, 2021, and 2020, respectively. The final installment payment was made on January 15, 2022. Additionally, in the first quarter of 2022, all of the remaining related TEU prepaid stock purchase contracts were converted to shares of common stock. See Note 14, “Equity” for further information.

2024 Notes and 2026 Notes

The Company had senior notes with a remaining principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375% (the “2026 Notes”). The 2026 Notes were redeemed on April 7, 2022 at a 103.188% redemption premium after the completion of the Separation.

On April 24, 2021, the Company used the proceeds from its March 2021 equity offering to redeem all of its $600 million 6.0% senior notes due February 14, 2024 (the “2024 Notes”) and $100 million of the outstanding principal of its 2026 Notes for

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$724.4 million. The 2024 Notes were redeemed at a redemption price of 103.000% of their principal amount and the 2026 Notes were redeemed at a redemption price of 106.375% of their principal amount, plus, in each case, accrued and unpaid interest through the date of redemption. In the second quarter of 2021, a net loss on the early extinguishment of debt of $29.9 million was recorded and included $24.4 million of call premium on the retired debt.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to various overdraft facilities with a borrowing capacity of $30.0 million. As of December 31, 2022, there were no outstanding borrowings under these facilities.

The Company is party to letter of credit facilities with an aggregate capacity of $15.0 million. Total letters of credit of $7.1 million were outstanding as of December 31, 2022.

Contractual Maturities

The contractual maturities of the Company’s debt are as follows:

December 31, 2022
(In thousands)
2023	$219,468
2024	—
2025	—
2026	—
2027	40,000
Thereafter	—
Total contractual maturities	259,468
Debt discount	(189)
Total debt	$259,279

14. Equity

Common Stock

On March 19, 2021, the Company completed the underwritten public offering of 5.4 million shares of Colfax Common stock, as adjusted for the reverse stock split, resulting in net proceeds of approximately $711.3 million, after deducting offering expenses and underwriters’ discount and commissions.

On July 28, 2021, the Company issued 2.2 million shares of Colfax Common stock, as adjusted for the reverse stock split, to the former shareholders of Mathys for acquisition consideration of $285.7 million.

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

During the year ended December 31, 2018, the Company repurchased 2,149,808 shares, as adjusted for the reverse stock split, of our Common stock in open market transactions for $200 million. Since 2018, there have been no repurchases made under this program. As of December 31, 2022, the remaining stock repurchase authorization by the Company’s Board of Directors was $100 million. There is no term associated with the remaining repurchase authorization.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2020	$(106,500)	$(421,889)	$44,544	$(483,845)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(8,169)	—	—	(8,169)
Foreign currency translation adjustment	(1,849)	57,623	3,378	59,152
Gain on long-term intra-entity foreign currency transactions	—	3,289	—	3,289
Loss on net investment hedges	—	—	(26,268)	(26,268)
Other comprehensive income (loss) before reclassifications	(10,018)	60,912	(22,890)	28,004
Amounts reclassified from Accumulated other comprehensive loss(1)	3,735	—	—	3,735
Net Other comprehensive income (loss)	(6,283)	60,912	(22,890)	31,739
Balance at December 31, 2020	(112,783)	(360,977)	21,654	(452,106)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	20,866	—	—	20,866
Foreign currency translation adjustment	1,339	(146,409)	(230)	(145,300)
Gain on long-term intra-entity foreign currency transactions	—	32,261	—	32,261
Gain on net investment hedges	—	—	23,247	23,247
Other comprehensive income (loss) before reclassifications:	22,205	(114,148)	23,017	(68,926)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,019	—	—	5,019
Net Other comprehensive income (loss)	27,224	(114,148)	23,017	(63,907)
Balance at December 31, 2021	(85,559)	(475,125)	44,671	(516,013)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	12,207	—	—	12,207
Foreign currency translation adjustment	470	(37,953)	—	(37,483)
Loss on long-term intra-entity foreign currency transactions	—	(21,779)	—	(21,779)
Gain on net investment hedges	—	—	9,028	9,028
Other comprehensive income (loss) before reclassifications:	12,677	(59,732)	9,028	(38,027)
Amounts reclassified from Accumulated other comprehensive loss(1)	629	—	—	629
Net Other comprehensive income (loss)	13,306	(59,732)	9,028	(37,398)
Distribution of ESAB Corporation	84,460	469,220	(53,699)	499,981
Balance at December 31, 2022	$12,207	$(65,637)	$—	$(53,430)
(1) Included in the computation of net periodic benefit cost. See Note 16, “Defined Benefit Plans” for additional details.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2022, 2021 and 2020, Noncontrolling interest decreased by $2.1 million, $1.3 million, and $2.6 million, respectively, as a result of Other comprehensive income, primarily due to foreign currency translation adjustment.

Share-Based Payments

On June 7, 2022, the shareholders of the Company approved an amendment (the “Amendment”) to the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”), which was originally adopted by the shareholders of the Company on May 21, 2020. The Amendment authorizes an additional 745,000 shares of common stock of the Company and did not make any other changes to the 2020 Plan. Upon the approval of the 2020 Plan, no additional ordinary shares were to be granted under the Company’s previously approved plans, including the Company’s 2016 Omnibus Incentive Plan dated May 13, 2016. All awards previously granted and outstanding under the prior plans remain subject to the terms of those prior plans. The 2020 Plan provides the Compensation and Human Capital Management Committee of the Company’s Board of Directors (“Compensation Committee”) discretion in creating employee equity incentives. Awards under the 2020 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based stock, performance-based stock units, dividend equivalents, and other stock-based awards.

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

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Stock-based compensation expense(1)	$38,955	$35,350	$28,911
Deferred tax benefit	1,236	2,658	1,804
(1) Stock-based compensation expense includes $2.1 million, $7.7 million and $6.6 million of expense included in Income from discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the Company had $29.7 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 1.1 years. The intrinsic value of awards exercised or issued upon vesting was $37.2 million, $48.6 million, and $11.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2022	2021	2020
Expected period that options will be outstanding (in years)	4.77	4.50	4.62
Interest rate (based on U.S. Treasury yields at the time of grant)	2.10%	0.61%	1.09%
Volatility	42.90%	43.10%	37.76%
Dividend yield	—	—	—
Weighted-average fair value of options granted(1)	$27.48	$27.64	$20.22
(1) The weighted-average fair value of options granted in 2021 and 2020 have been adjusted by a factor of 1.7 due to the Separation and reverse stock split.
.
As a result of the Separation, beginning in April 2022, expected volatility is based on the weighted average historical stock price volatility of a group of peer companies for the expected term of the option. Prior to April 2022, expected volatility was estimated based on the historical volatility of the Company’s stock price. The Company considers historical data to estimate forfeitures within the valuation model. Groups of employees that have similar historical exercise behavior are considered together for valuation purposes. The Company has elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

Stock option activity is as follows:

	Number of Options(1)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(2) (In thousands)
Outstanding at January 1, 2020	2,749,870	$53.66
Granted	363,740	51.78
Exercised	(74,435)	46.98
Forfeited and expired	(334,105)	77.77
Outstanding at December 31, 2020	2,705,070	50.61
Granted	331,375	65.08
Exercised	(712,810)	48.91
Forfeited and expired	(170,529)	97.46
Outstanding at December 31, 2021	2,153,106	49.70
Granted	154,552	70.23
Exercised	(127,261)	45.69
Forfeited and expired	(407,069)	72.53
Adjustment due to ESAB Separation(3)	(425,651)	57.64
Outstanding at December 31, 2022	1,347,677	59.96	3.68	$3,721
Vested or expected to vest at December 31, 2022	1,341,299	59.90	3.67	3,721
Exercisable at December 31, 2022	1,009,553	56.07	3.12	3,628
(1) The outstanding options as of December 31, 2021 and the option activity prior to December 31, 2021 have been adjusted by a factor of 1.7 due to the Separation and reverse stock split.
(2) The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Common stock.
(3) Reflects the cancellation of outstanding options held by ESAB employees as of April 4, 2022, which were replaced with ESAB options issued by ESAB Corp. as part of the Separation.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.5 million, $21.4 million and $1.1 million, respectively. The fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $7.4 million, $9.0 million and $11.9 million, respectively.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Under the 2020 Plan, the Compensation Committee may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting service conditions and various performance goals.

During the years ended December 31, 2022, 2021 and 2020, the Company granted certain employees PRSUs, the vesting of which is fully based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. The final achievement of all outstanding PRSU awards was determined as of April 4, 2022 based on the current performance as of the time of the Separation. It was determined that 100% of the TSR metric was achieved for the PRSUs granted during the years ended December 31, 2022 and 2021, while 70% of the TSR metric was achieved for the PRSUs granted during the year ended December 31, 2020. The achievement factors were determined in accordance with the applicable criteria established by the Compensation Committee. While the achievement factor of the outstanding awards has been determined, they remain subject to the awards’ service period requirements and will therefore continue to vest over the original term of the award.

PRSUs with TSR conditions are valued at grant date using a binomial-lattice model (i.e., Monte Carlo simulation model). PRSUs with TSR conditions are recognized on a straight-line basis over the performance periods regardless of the performance condition achievement because the probability is factored into the valuation of the award. The related compensation expense for each of the awards is recognized, on a straight-line basis, over the vesting period.

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

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units(1)	Weighted- Average Grant-Date Fair Value	Number of Units(1)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	436,103	$52.48	383,836	$45.54
Granted	84,110	86.55	323,526	59.27
Vested	(60,958)	50.83	(165,192)	42.74
Forfeited and expired	(29,019)	47.48	(52,516)	49.84
Nonvested at December 31, 2020	430,236	59.70	489,654	55.06
Granted	146,322	77.84	464,279	78.84
Vested	(113,991)	52.75	(248,405)	51.71
Forfeited and expired	(96,492)	48.30	(60,311)	63.95
Nonvested at December 31, 2021	366,075	72.13	645,217	69.44
Granted	192,921	47.89	303,752	67.58
Vested	(230,310)	49.69	(243,485)	64.11
Forfeited and expired	(35,516)	46.07	(70,914)	69.22
Adjustment due to ESAB Separation(2)	(32,373)	46.07	(131,291)	71.52
Nonvested at December 31, 2022	260,797	77.34	503,279	71.33
(1) The outstanding awards as of December 31, 2021 and the award activity prior to December 31, 2021, have been adjusted by a factor of 1.7 due to the Separation and reverse stock split.
(2) Reflects the cancellation of unvested awards held by ESAB employees as of April 4, 2022, which were replaced with ESAB awards issued by ESAB as part of the Separation.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $32.1 million, $18.3 million and $9.7 million, respectively.

TEU offering

On January 11, 2019, the Company issued $460 million in TEUs with a 5.75% interest rate, comprised of 4.6 million units at $100 per unit. Total cash of $447.7 million was received upon closing. The proceeds from the issuance of the TEUs were allocated 84.4% to equity (the “TEU prepaid stock purchase contracts”) and 15.6% to debt (the “TEU amortizing notes”) based on the relative fair value of the respective components of each TEU. See Note 13, “Debt” for additional information on the TEU amortizing notes. The TEU prepaid stock purchase contracts were mandatorily converted into shares of Company common stock on January 15, 2022, unless previously settled at the holder’s option. All the TEU prepaid stock purchase contracts converted at the minimum settlement rate. Approximately 1.3 million and 3.3 million TEU prepaid stock purchase contracts were settled into approximately 1.7 million and 4.4 million shares of Company common stock, as adjusted for the reverse stock split, during the years ended December 31, 2022 and 2021, respectively. Since the 4.6 million TEU prepaid stock purchase contracts were mandatorily converted into shares of Company common stock at the minimum settlement rate or greater, 6.1 million shares, as adjusted for the reverse stock split, are included in basic net income per share calculations for all periods presented. See Note 7, “Net Income Per Share from Continuing Operations” for additional information.

15. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued compensation and related benefits	$51,384	$66,290
Accrued taxes	13,676	12,970
Accrued freight	3,955	5,299
Contingent consideration - current portion	8,812	1,816
Warranty liability- current portion	2,804	2,503
Accrued restructuring liability - current portion	1,090	2,170
Accrued third-party commissions	24,958	22,362
Customer advances and billings in excess of costs incurred	3,560	9,203
Lease liability - current portion	24,281	21,936
Accrued interest	2,921	11,066
Accrued rebates	13,715	12,584
Accrued professional fees	15,670	13,711
Accrued royalties	5,777	5,045
Other	37,689	38,436
	$210,292	$225,391

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
	Balance at Beginning of Period	Provisions	Payments	Balance at End of Period(4)
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,470	$3,944	$(5,441)	$973
Facility closure costs and other(2)	358	12,864	(13,104)	118
Total	$2,828	16,808	$(18,545)	$1,091
Non-cash charges(3)		2,152
Total Provisions(5)		$18,960
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.
(3) The Company’s charges include $1.7 million classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2022. The remaining $17.2 million of restructuring expense is recorded as Restructuring and other charges on the Company’s Consolidated statements of Operations for the year ended December 31, 2022.
(4) As of December 31, 2022, all of the restructuring liability was included in Accrued liabilities.
(5) $9.6 million and $9.4 million of the Company’s total provisions is related to the Prevention & Recovery and Reconstructive segments, respectively.

	Year Ended December 31, 2021
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period(4)
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$1,884	$4,036	$(3,441)	$(9)	$2,470
Facility closure costs(2)	297	4,627	(4,566)	—	358
Total	$2,181	8,663	$(8,007)	$(9)	$2,828
Non-cash charges(3)		5,251
Total Provisions(5)		$13,914
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure and optimization of facilities and product lines.
(3) The Company’s charges include $5.2 million classified as Cost of sales on the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.The remaining $8.7 million of restructuring expense is recorded as Restructuring and other charges on the Company’s Consolidated statements of Operations for the year ended December 31, 2021.
(4) As of December 31, 2021, all of the restructuring liability was included in Accrued liabilities. In the Accrued liabilities table above, $0.4 million and $0.3 million of the Company’s restructuring liability is included in Accrued compensation and related benefits and Other, respectively.
(5) $11.5 million and $2.4 million of the Company’s total provisions is related to the Prevention & Recovery and Reconstructive segments, respectively.

16. Defined Benefit Plans

The Company sponsors various defined benefit plans and defined contribution plans for certain eligible employees or former employees. Since the Separation, all of the Company’s defined benefit plans are based outside of the U.S and the Company does not sponsor any other post-retirement benefit plans. The Company uses December 31st as the measurement date for all of its employee benefit plans.

As part of the Separation, all plans sponsored by ESAB and certain U.S. defined benefit and other post-retirement plans, formerly sponsored by the Company, were transferred to ESAB as of March 21, 2022. As a result of the transfer, the related net plan obligations of approximately $70 million are reflected as discontinued operations within the Company’s Consolidated Balance Sheet as of December 31, 2021. The impact of transferring the plans to ESAB is shown as Divestitures in the tables

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below. The following tables include all plans historically sponsored by the Company prior to the transfer to ESAB. See Note 4, “Discontinued Operations” for further information.

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status. The amounts presented as of December 31, 2021 and the changes in benefit obligation and plan assets in 2022 include three months of activity of the ESAB plans prior to the Separation.

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$455,067	$379,295	$12,078	$13,344
Acquisitions(1)	—	101,312	—	—
Service cost	4,703	3,719	4	14
Interest cost	1,821	4,642	61	189
Actuarial gain(2)	(21,586)	(11,171)	—	(650)
Foreign exchange effect	(4,844)	(6,569)	(7)	(7)
Benefits paid	(5,724)	(22,073)	(231)	(812)
Divestitures(3)	(337,045)	—	(11,905)	—
Other	2,683	5,912	—	—
Projected benefit obligation, end of year	$95,075	$455,067	$—	$12,078
Accumulated benefit obligation, end of year	$91,527	$447,275	$—	$12,078
Change in plan assets:
Fair value of plan assets, beginning of year	$366,820	$267,254	$—	$—
Acquisitions(1)	—	72,263	—	—
Actual return on plan assets	(4,193)	27,554	—	—
Employer contribution	3,416	6,531	231	812
Foreign exchange effect	(2,599)	(1,374)	—	—
Benefits paid	(5,724)	(22,073)	(231)	(812)
Divestitures(3)	(282,534)	—	—	—
Settlements(4)	—	11,272	—	—
Other	2,510	5,393	—	—
Fair value of plan assets, end of year	$77,696	$366,820	$—	$—
Funded status, end of year	$(17,379)	$(88,247)	$—	$(12,078)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Non-current assets(5)	$—	$7,733	$—	$—
Current liabilities(6)	(174)	(3,564)	—	(923)
Non-current liabilities(6)	(17,205)	(92,416)	—	(11,155)
Total	$(17,379)	$(88,247)	$—	$(12,078)
(1) Acquisitions for 2021 relate to our acquisition of Mathys. See Note 5, “Acquisitions”, for further information.
(2) The actuarial gains for 2022 and 2021 are primarily due to the increases in discount rates in most markets.
(3) Divestitures are related to the Separation.
(4) Settlements includes $11.2 million classified as Pension settlement gain included in discontinued operations for 2021, when independent trustees of a company pension plan agreed to merge that plan with another company pension plan and contribute its surplus assets.
(5) As of December 31, 2021, all of the non-current plan assets are associated with discontinued operations.
(6) As of December 31, 2021, current pension liabilities and non-current pension liabilities of $3.4 million and $62.2 million, respectively, are associated with discontinued operations. Additionally, all of the other post-retirement benefits liabilities are associated with discontinued operations.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2022, all remaining Enovis plans had projected benefit obligations in excess of the fair value of plan assets. As of December 31, 2021, for pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $185.0 million and $87.5 million, respectively.

The projected benefit obligation decreased by $360.0 million in the year ended December 31, 2022 compared to an increase of $75.8 million in the year ended December 31, 2021. In the year ended December 31, 2022, the single largest driver was a decrease of $337.0 million due to the divestiture of ESAB. In addition, there was an actuarial gain of $21.6 million. In the year ended December 31, 2021, the single largest driver was an increase of $101.3 million from the Mathys acquisition. This was offset by benefits paid of $22.1 million, a foreign exchange gain of $6.6 million, and an actuarial gain of $11.2 million, of which approximately $7.8 million related to domestic pension plans and $3.4 million related to foreign pension plans.

The following table summarizes the changes in the Company’s foreign pension benefit obligation, which is determined based upon an employee’s expected date of separation, and plan assets, included in the table above, and includes a statement of the plans’ funded status. The amounts presented as of December 31, 2021 and the changes in benefit obligation and plan assets in 2022 include three months of activity of the ESAB plans prior to the Separation.

	Foreign Pension Benefits
	Year Ended December 31,
	2022	2021
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$252,739	$157,195
Acquisitions(1)	—	101,312
Service cost	4,703	3,719
Interest cost	897	1,741
Actuarial loss (gain)(2)	(21,586)	(3,449)
Foreign exchange effect	(4,844)	(6,569)
Benefits paid	(1,854)	(7,122)
Divestitures(3)	(137,663)	—
Other	2,683	5,912
Projected benefit obligation, end of year	$95,075	$252,739
Accumulated benefit obligation, end of year	$91,527	$244,946
Change in plan assets:
Fair value of plan assets, beginning of year	$165,561	$73,114
Acquisitions(1)	—	72,263
Actual return on plan assets	(6,557)	5,665
Employer contribution	3,378	6,350
Foreign exchange effect	(2,599)	(1,374)
Benefits paid	(1,854)	(7,122)
Divestitures(3)	(82,743)	—
Settlements(4)	—	11,272
Other	2,510	5,393
Fair value of plan assets, end of year	$77,696	$165,561
Funded status, end of year	$(17,379)	$(87,178)
(1) Acquisitions in the year ended December 31, 2021 relate to our acquisition of Mathys. See Note 5, “Acquisitions”, for further information.
(2) The actuarial gains for 2022 and 2021 are primarily due to the increases in discount rates in all markets.
(3) Divestitures are related to the Separation.
(4) Settlements includes $11.2 million classified as Pension settlement gain included in discontinued operations for the year ended December 31, 2021.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected contributions to the Company’s pension plans for the year ending December 31, 2023 are $3.3 million. The following benefit payments are expected to be paid during each respective fiscal year:

Pension Benefits
All Plans
(In thousands)
2023	$4,710
2024	5,120
2025	5,838
2026	5,096
2027	5,055
2028 - 2031	28,098

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

	Actual Asset Allocation December 31,		Target
	2022	2021	Allocation
U.S. Plans:(1)
Equity securities:
U.S.		45%
International		15%
Fixed income		38%
Other		—%
Cash and cash equivalents		1%
Foreign Plans:
Equity securities	35%	28%	25%-43%
Fixed income securities	27%	27%	24%-43%
Cash and cash equivalents	2%	2%	0%-10%
Other	36%	43%	25%-45%

(1) As of December 31, 2022, all U.S. plans have been divested as a result of the Separation.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17, “Financial Instruments and Fair Value Measurements”, for further description of the levels within the fair value hierarchy):

	December 31, 2022
	Measured at Net Asset Value	Level One	Level Two	Level Three	Total
	(In thousands)
Foreign Plans:
Cash and cash equivalents	$—	$1,250	$—	$—	$1,250
Equity securities	—	27,074	—	—	27,074
Non-U.S. government and corporate bonds	—	21,224	—	—	21,224
Other(1)	—	—	28,148	—	28,148
	$—	$49,548	$28,148	$—	$77,696
(1) Represents diversified portfolio funds, reinsurance contracts and money market funds.

	December 31, 2021
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents(2)	$—	$1,699	$—	$—	$1,699
Equity securities:
U.S. large cap	52,810	—	—	—	52,810
U.S. small/mid cap	21,983	15,501	—	—	37,484
International	31,094	—	—	—	31,094
Fixed income mutual funds:
U.S. government and corporate	77,084	—	—	—	77,084
Other(3)	—	1,088	—	—	1,088
Foreign Plans:
Cash and cash equivalents	—	3,029	—	—	3,029
Equity securities	—	46,475	—	—	46,475
Non-U.S. government and corporate bonds	—	45,480	—	—	45,480
Other(3)	—	—	70,577	—	70,577
	$182,971	$113,272	$70,577	$—	$366,820
(1) Certain investments that are measured at fair value using the NAV have not been classified in the fair value hierarchy. These investments, consisting primarily of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.
(2) The weighted-average interest crediting rates received in Cash and cash equivalents of U.S plans are immaterial relative to total plan assets.
(3) Represents diversified portfolio funds, reinsurance contracts and money market funds.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of Net periodic benefit (income) cost and Other comprehensive (gain) loss of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$4,703	$3,719	$1,933	$4	$14	$8
Interest cost	1,821	4,642	7,454	61	189	313
Amortization	1,187	5,953	4,960	(36)	(109)	(231)
Settlement (gain) loss	—	(11,157)	99	—	—	—
Other	(20)	2	143	—	—	—
Expected return on plan assets	(4,789)	(12,819)	(12,773)	—	—	—
Net periodic benefit (income) cost	$2,902	$(9,660)	$1,816	$29	$94	$90
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial (gain) loss	$(14,728)	$(27,385)	$10,379	$—	$(651)	$1,143
Current year prior service cost	221	—	74	—	—	—
Less amounts included in net periodic benefit (income) cost:
Amortization of net (gain) loss	(1,135)	(5,899)	(4,914)	36	109	231
Settlement/divestiture/other gain	—	(51)	(177)	—	—	—
Amortization of prior service cost	(52)	(65)	(46)	—	—	—
Total recognized in Other comprehensive (gain) loss	$(15,694)	$(33,400)	$5,316	$36	$(542)	$1,374

Net periodic benefit (income) cost of $0.3 million, $(9.9) million, and $2.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively are included in Income from discontinued operations. Each component of Net periodic benefit (income) cost from continuing operations is included in Selling, general and administrative expense.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of Net periodic benefit (income) cost and Other comprehensive (gain) loss of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$4,703	$3,719	$1,933
Interest cost	897	1,741	2,315
Amortization	273	1,223	747
Settlement (gain) loss	—	(11,157)	99
Other	(20)	2	143
Expected return on plan assets	(2,425)	(3,015)	(2,397)
Net periodic benefit (income) cost	$3,428	$(7,487)	$2,840
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial (gain) loss	$(14,728)	$(7,577)	$6,226
Current year prior service cost	221	—	74
Less amounts included in net periodic benefit (income) cost:
Amortization of net (gain) loss	(221)	(1,169)	(701)
Settlement/divestiture/other gain	—	(51)	(177)
Amortization of prior service cost	(52)	(65)	(46)
Total recognized in Other comprehensive (gain) loss	$(14,780)	$(8,862)	$5,376

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets that have not been recognized as a component of Net periodic benefit (income) cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2022	2021	2021
	(In thousands)
Net actuarial loss (gain)	$(16,620)	$72,612	$(2,573)
Prior service cost	488	412	—
Total	$(16,132)	$73,024	$(2,573)

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2022	2021	2022	2021
Weighted-average discount rate:
All plans	2.2%	1.7%	—%	2.6%
Foreign plans	2.2%	1.2%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans	1.5%	0.9%	—%	—%

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key economic assumptions used in the computation of Net periodic benefit (income) cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Weighted-average discount rate:
All plans	1.7%	1.7%	2.5%	2.6%	2.1%	3.0%
Foreign plans	1.2%	1.4%	1.9%	—%	—%	—%
Weighted-average expected return on plan assets:
All plans	4.3%	5.2%	5.7%	—%	—%	—%
Foreign plans	2.8%	3.6%	4.1%	—%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans	1.7%	0.6%	0.8%	—%	—%	—%

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

The Company maintains defined contribution plans for its employees. The Company’s expense in continuing operations for the years ended December 31, 2022, 2021 and 2020 was $6.6 million, $5.4 million and $4.8 million, respectively.

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $0.3 billion and $2.1 billion as of December 31, 2022 and 2021, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of December 31, 2022, the Company held $22.8 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the year ended December 31, 2022, the company recorded contingent consideration of $20.1 million in conjunction with current acquisitions as well as an adjustment to reduce contingent consideration by $3.3 million from a prior acquisition, which was reflected in Selling, general and administrative expense in the Consolidated Statements of Operations. The gross range of outcomes for contingent consideration arrangements that have a fixed limit is zero to $11.7 million. There are two contingent consideration arrangements that have no limits and are based on a percentage of sales in excess of a benchmark over a one-year period and five-year period, respectively.

There were no other transfers in or out of Level One, Two or Three during the years ended December 31, 2022 and 2021.

A summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis for each fair value hierarchy level for the periods presented is as follows:

	December 31, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Deferred compensation plans	$—	$10,324	$—	$10,324
	$—	$10,324	$—	$10,324

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$35	$—	$35
Deferred compensation plans	—	10,324	—	10,324
Contingent consideration	—	—	22,808	22,808
	$—	$10,359	$22,808	$33,167

	December 31, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Foreign currency contracts - not designated as hedges	$—	$5	$—	$5
Deferred compensation plans	—	11,213	—	11,213
	$—	$11,218	$—	$11,218

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$260	$—	$260
Deferred compensation plans	—	11,213	—	11,213
Contingent consideration	—	—	5,000	5,000
	$—	$11,473	$5,000	$16,473

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of December 31, 2022 and 2021, the fair values of these plans were $10.3 million and $11.2 million, respectively. These plans are deemed to be Level Two within fair value hierarchy.

Derivatives

The Company periodically enters into foreign currency derivative contracts. As the Company has manufacturing sites internationally in Europe, Africa, and Asia and sells its products globally, the Company is exposed to movements in the exchange rates of various currencies. As a result, the Company enters into foreign currency swaps and forward contracts to mitigate this exchange rate risk. As the Company’s borrowings under the Credit Facility include variable interest rates, the

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may periodically enter into interest rate swap or collar agreements to mitigate interest rate risk. Commodity derivative contracts can be used to manage costs of raw materials used in the Company’s production processes. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

As of December 31, 2022 and 2021, the Company had foreign currency contracts related to purchases and sales with notional values of $0.8 million and $7.6 million, respectively.

The Company recognized the following in its Consolidated Financial Statements related to its derivative instruments:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Contracts Designated as Hedges:
Unrealized gain (loss) on net investment hedges(1)	$—	$23,247	$(26,268)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts:
Unrealized gain (loss)	(35)	(255)	—
Realized gain (loss)	(577)	(104)	—
(1) The unrealized gain (loss) on net investment hedges is attributable to the change in valuation of Euro denominated debt. In 2022, the Euro denominated debt was extinguished upon the Separation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers that represent more than 10% of the Company’s Accounts receivable, net as of December 31, 2022, 2021, and 2020.

18. Commitments and Contingencies

General Litigation

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company had $162.0 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2023.

19. Segment Information

The Company conducts its continuing operations through the Prevention & Recovery and Reconstructive operating segments, which also represent the Company’s reportable segments.

• Prevention & Recovery - a leader in orthopedic solutions and recovery sciences, providing devices, software and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Reconstructive - innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger.

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which excludes from Net loss from continuing operations the effect of restructuring and certain other charges, MDR and related costs, acquisition-related intangible asset amortization and other non-cash charges, strategic transaction costs, stock-based compensation, insurance settlement gain, and inventory step-up charges from the operating income of the Company’s operating segments.

The Company’s segment results were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net sales:
Prevention & Recovery	$1,027,628	$1,026,029	$863,150
Reconstructive	535,473	400,159	257,550
Total Net sales	$1,563,101	$1,426,188	$1,120,700

Segment Adjusted EBITDA(1):
Prevention & Recovery	$141,344	$133,500	$112,562
Reconstructive	94,726	72,496	48,973
Total Adjusted EBITDA(1)	$236,070	$205,996	$161,535

Depreciation, amortization and impairment
Prevention & Recovery	$104,458	$97,898	$108,174
Reconstructive	98,507	89,091	59,729
Total depreciation, amortization and impairment	$202,965	$186,989	$167,903

Capital expenditures:
Prevention & Recovery	$25,140	$19,514	$31,953
Reconstructive	74,407	49,077	42,671
Total capital expenditures	$99,547	$68,591	$74,624

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) The following is a reconciliation of Income from continuing operations before income taxes to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Loss from continuing operations before income taxes (GAAP)	$(2,069)	$(121,781)	$(119,006)
Restructuring and other charges(1)	18,960	13,914	23,314
MDR and other costs(2)	16,709	7,949	6,900
Strategic transaction costs	61,024	23,448	2,800
Stock-based compensation	31,493	25,737	22,500
Depreciation and other amortization	76,664	70,069	64,597
Amortization of acquired intangibles	126,301	116,920	103,306
Insurance settlement gain(3)	(36,705)	—	—
Inventory step-up	12,802	10,758	4,300
Interest expense, net	24,052	29,112	52,824
Debt extinguishment charges	20,396	29,870	—
Gain on investment in ESAB Corporation	(102,669)	—	—
Gain on cost basis investment	(8,800)	—	—
Other income	(2,088)	—	—
Adjusted EBITDA (non-GAAP)	$236,070	$205,996	$161,535
(1) Restructuring and other charges includes $1.7 million, $5.2 million and $6.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(3) Insurance settlement gain is related to the 2019 acquisition of DJO.

	December 31,
	2022	2021(1)
	(In thousands)
Total assets:
Prevention & Recovery	$2,470,917	$2,966,646
Reconstructive	1,802,331	1,854,603
Total	$4,273,248	$4,821,249
(1) Represents assets from continuing operations including allocation of centrally managed cash and cash equivalents. Total assets related to discontinued operations was $3.7 billion.

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net sales by origin(1):
United States	$1,062,765	$1,030,440	$839,972
Foreign locations	500,336	395,748	280,728
Total	$1,563,101	$1,426,188	$1,120,700
(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2022	2021
	(In thousands)
Property, plant and equipment, net(1):
United States	$157,897	$153,073
Switzerland	41,113	47,721
Germany	16,450	15,440
Mexico	6,605	4,085
Australia	3,528	3,002
Other foreign locations	11,148	11,792
Total	$236,741	$235,113
(1) As the Company does not allocate all long-lived assets (specifically intangible assets) to each individual country, evaluation of long-lived assets in total is impracticable.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Selected Quarterly Data—(unaudited)

Provided below is selected unaudited quarterly financial data for the years ended December 31, 2022 and 2021.

	Quarter Ended
	April 1, 2022	July 1, 2022(1)	September 30, 2022(2)	December 31, 2022(3)
	(In thousands, except per share data)
Net sales	$375,457	$395,117	$383,814	$408,713
Gross profit	205,900	215,906	215,824	231,753
Net income (loss) from continuing operations	(38,055)	120,651	(65,949)	(54,836)
Income (loss) from discontinued operations, net of taxes	54,356	(43,666)	(527)	16,267
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	267	130	136	34
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	966	—	—	—
Net income (loss) attributable to Enovis Corporation	15,068	76,855	(66,612)	(38,603)

Net income (loss) per share - basic
Continuing operations	$(0.76)	$2.23	$(1.22)	$(1.01)
Discontinued operations	$1.04	$(0.81)	$(0.01)	$0.30
Consolidated operations	$0.28	$1.42	$(1.23)	$(0.71)

Net income (loss) per share - diluted
Continuing operations	$(0.76)	$2.21	$(1.22)	$(1.01)
Discontinued operations	$1.04	$(0.80)	$(0.01)	$0.30
Consolidated operations	$0.28	$1.41	$(1.23)	$(0.71)
(1) The results for the quarter ended July 1, 2022 include the impact of a $135.5 million gain on the Company’s investment in ESAB, an insurance settlement gain of $33.0 million and debt extinguishment charges of $20.1 million.
(2) The results for the quarter ended September 30, 2022 include the impact of a $63.1 million loss on the Company’s investment in ESAB and an $8.8 million gain on the Company’s investment in Insight.
(3) The results for the quarter ended December 31, 2022 include income tax expense of $52.3 million which includes tax impacts associated with transaction costs, a $30.3 million gain on the Company’s investment in ESAB, and an insurance settlement gain of $4.6 million.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	April 2, 2021	July 2, 2021(1)	October 1, 2021	December 31, 2021
	(In thousands, except per share data)
Net sales	$311,083	$356,124	$359,923	$399,058
Gross profit	171,282	200,593	197,876	207,924
Net loss from continuing operations	(31,854)	(42,127)	(13,578)	(14,694)
Income from discontinued operations, net of taxes	52,094	71,829	40,435	14,173
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	290	355	191	216
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	876	705	818	1,170
Net income (loss) attributable to Enovis Corporation	19,074	28,642	25,848	(1,907)

Net income (loss) per share - basic
Continuing operations	$(0.69)	$(0.83)	$(0.26)	$(0.28)
Discontinued operations	$1.10	$1.39	$0.75	$0.24
Consolidated operations	$0.41	$0.56	$0.49	$(0.04)

Net income (loss) per share - diluted
Continuing operations	$(0.69)	$(0.83)	$(0.26)	$(0.28)
Discontinued operations	$1.10	$1.39	$0.75	$0.24
Consolidated operations	$0.40	$0.56	$0.49	$(0.04)
(1) The results for the quarter ended July 2, 2021 include a $29.9 million impact from debt extinguishment charges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Enovis Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report, which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. Additional information regarding our Directors, Audit Committee and, if required, compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2023 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2023 Proxy Statement”).

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that applies to all employees, including our principal executive officer, our principal financial officer, principal accounting officer or other persons performing similar functions. A copy of the code of ethics is available on the Corporate Governance page of the Investor Relations section of our website at www.enovis.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address above.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

(2) Schedules. An index of Exhibits and Schedules begins on page 109 of this report. Schedules other than those listed have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits: See exhibits listed under Part (B) below.

(B)    Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	116
EXHIBIT INDEX
Explanatory Note: On April 4, 2022, the Company changed its corporate name from “Colfax Corporation” to “Enovis Corporation”. References to “the Company” in the exhibit index below refer to “Colfax Corporation” with respect to periods prior to the date of the name change, and to Enovis Corporation with respect to periods after the date of the name change.

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.
2.2	Purchase Agreement, dated as of September 24, 2017, by and between the Company and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017
2.3	Equity and Asset Purchase Agreement, dated as of May 15, 2019, by and among the Company, the entities set forth on Schedule I-A thereto, Granite Holdings US Acquisition Co. International, Inc. and Brilliant 3047, GmbH	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 17, 2019
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8,2022
3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.02 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
4.2	Description of Securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.1	2008 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.2	2008 Omnibus Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.07 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.3	2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016
10.4	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.5	Form of Non-Qualified Stock Option Agreement for officers with retirement provision *	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020

Exhibit No.	Description	Location
10.6	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.7	Form of Non-Qualified Stock Option Agreement for non-officers with retirement provision*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.8	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.9	Form of Performance Stock Unit Agreement with retirement provision*	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.10	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.11	Form of Restricted Stock Unit Agreement with retirement provisions*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.12	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.13	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.14	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.15	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.16	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.17	2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.18	First Amendment to 2020 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s form 8-K (File No. 001-34045) as filed with the SEC on June 13, 2022
10.19	Form of Non-Qualified Stock Option Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.20	Form of Non-Qualified Stock Option Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.21	Form of Non-Qualified Stock Option Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.22	Form of Performance Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.23	Form of Performance Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020

Exhibit No.	Description	Location
10.24	Form of Restricted Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.25	Restricted Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.26	Form of Restricted Stock Unit Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.27	Form of Retention Restricted Stock Unit Agreement (2020 Plan)*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.28	Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.29	Amendment No. 1 to Amended and Restated Excess Benefit Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.30	Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.31	Amendment No. 1 to Nonqualified Deferred Compensation Plan, effective as of February 13, 2017*	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.32	Amendment No. 2 to Nonqualified Deferred Compensation Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.33	Amendment No. 3 to Nonqualified Deferred Compensation Plan, effective as of December 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 22, 2022
10.34	Amendment No. 4 to Nonqualified Deferred Compensation Plan, effective as of January 1, 2022*	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K (File. No. 001-34045) as filed with the SEC on February 22, 2022
10.35	Employment Agreement between Matthew L. Trerotola and the Company*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015
10.36	Retirement Transition Agreement, dated December 31, 2022, between the Company and Christopher Hix*	Filed herewith
10.37	Employment Agreement between the Company and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.38	Letter Agreement between the Company and Phillip Benjamin Berry, dated December 31, 2022*	Filed herewith
10.39	Employment Agreement, dated as of November 14, 2016, by and between DJO Global, Inc. and Brady Shirley*	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2021
10.40	Form of Indemnification Agreement between the Company and each of its directors and executive officers*	Incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
10.41	Form of Change in Control Agreement*	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 29, 2020

Exhibit No.	Description	Location
10.42	Annual Incentive Plan, as amended and restated April 3, 2020*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 9, 2020
10.43	Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
10.44	Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.45	Amendment No. 1 to the Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File 333-148486) as filed with the SEC on February 16, 2018
10.46	Credit Agreement, dated April 4, 2022, by and among the Company, as the lead borrower, certain subsidiaries of the Company identified therein as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Citizens Bank, N.A., BNP Paribas, Bank of Montreal and Wells Fargo Bank, National Association, as co-syndication agents, and joint bookrunners and joint lead arrangers named therein	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.47	Transition Services Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.48	Tax Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.49	Employee Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.50	Intellectual Property Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.51	Registration Rights Agreement, dated May 30, 2003, by and among the Company, Colfax Capital Corporation, Janalia Corporation, Equity Group Holdings, L.L.C., and Mitchell P. Rales and Steven M. Rales	Incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on March 11, 2008
10.52	Amendment No. 1 to the Registration Rights Agreement, by and among the Company and Mitchell P. Rales and Steven M. Rales, dated February 18, 2013	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.53	Amendment No. 2 to the Registration Rights Agreement, by and among the Company and Mitchell P. Rales and Steven M. Rales, dated February 15, 2016	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.54	Amendment No. 3 to the Registration Rights Agreement, by and among the Company and Mitchell P. Rales and Steven M. Rales, dated February 21, 2019	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 21, 2019
10.55	Amendment No. 4 to the Registration Rights Agreement, by and among the Company and Mitchell P. Rales and Steven M. Rales, dated February 21, 2022	Incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 22, 2022

Exhibit No.	Description	Location
10.56	Registration Rights Agreement, dated as of January 24, 2012, between the Company and Mitchell P. Rales	Incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.57	Registration Rights Agreement, dated as of January 24, 2012, between the Company and Steven M. Rales	Incorporated by reference to Exhibit 10.03 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
10.58	EBS License Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.59	Retention Agreement, dated March 5, 2021, by and between the Company and Matthew Trerotola*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.60	Retention Agreement, dated March 5, 2021, by and between the Company and Christopher Hix*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.61	Retention Agreement, dated March 5, 2021, by and between the Company and Daniel Pryor*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.62	Retention Agreement, dated March 5, 2021, by and between the Company and Brady Shirley*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.63	Retention Agreement, dated March 5, 2021, by and between the Company and Patricia Lang*	Filed herewith
10.64	Letter Agreement between the Company and Patricia Lang, dated December 17, 2018*	Filed herewith
21.1	Subsidiaries of registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

Exhibit No.	Description	Location
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is formatted in Inline XBRL (included as Exhibit 101).	Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2023.

                                    ENOVIS CORPORATION
                                    By: /s/ MATTHEW L. TREROTOLA
                                     Matthew L. Trerotola
                                     Chief Executive Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     March 1, 2023

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ PHILLIP B. BERRY
Phillip B. Berry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN KLECKNER
John Kleckner
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ BRADY R. SHIRLEY
Brady R. Shirley
President and Director

/s/ DR. CHRISTINE ORTIZ
Dr. Christine Ortiz
Director

/s/ ANGELA S. LALOR
Angela S. Lalor
Director

/s/ LIAM J. KELLY
Liam J. Kelly
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ BARBARA BODEM
Barbara Bodem
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

/s/ PHILIP OKALA
Philip Okala
Director

ENOVIS CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Charged to Other Accounts(2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2022:
Allowance for credit losses	$6,589	$2,552	$—	$(963)	$(213)	$7,965
Valuation allowance for deferred tax assets	111,812	(12,126)	537	—	(6,681)	93,542
Year Ended December 31, 2021:
Allowance for credit losses	6,849	1,040	—	(1,245)	(55)	6,589
Valuation allowance for deferred tax assets	112,129	(4,496)	1,352	2,827	—	111,812
Year Ended December 31, 2020:
Allowance for credit losses	4,758	3,376	—	(1,718)	433	6,849
Valuation allowance for deferred tax assets	83,931	(20,327)	48,525	—	—	112,129
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    Represent fair value adjustments related to acquisitions, as well as amounts charged to Goodwill and reclassifications to deferred tax asset accounts.

S-1