Form 10-Q
period 2023-03-31
Enovis CORP
filed 2023-05-04
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 27, 2023, there were 54,496,415 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022

Net sales	$406,151	$375,457
Cost of sales	171,086	169,557
Gross profit	235,065	205,900
Selling, general and administrative expense	207,165	188,480
Research and development expense	18,193	14,842
Amortization of acquired intangibles	32,040	30,786
Restructuring and other charges	2,635	2,419
Operating loss	(24,968)	(30,627)
Interest expense, net	5,652	7,064
Other income	(661)	—
Loss from continuing operations before income taxes	(29,959)	(37,691)
Income tax expense (benefit)	(7,113)	364
Net loss from continuing operations	(22,846)	(38,055)
Income (loss) from discontinued operations, net of taxes	(312)	54,356
Net income (loss)	(23,158)	16,301
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	192	267
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	—	966
Net income (loss) attributable to Enovis Corporation	$(23,350)	$15,068
Net income (loss) per share - basic and diluted
Continuing operations	$(0.42)	$(0.71)
Discontinued operations	$(0.01)	$0.99
Consolidated operations	$(0.43)	$0.28

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,900	$24,295
Trade receivables, less allowance for credit losses of $8,063 and $7,965	280,748	267,380
Inventories, net	438,957	426,643
Prepaid expenses	30,487	28,550
Other current assets	61,018	48,155
Total current assets	833,110	795,023
Property, plant and equipment, net	245,989	236,741
Goodwill	1,987,222	1,983,588
Intangible assets, net	1,081,801	1,110,727
Lease asset - right of use	63,590	66,881
Other assets	87,874	80,288
Total assets	$4,299,586	$4,273,248

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$219,279
Accounts payable	151,743	135,628
Accrued liabilities	197,754	210,292
Total current liabilities	349,497	565,199
Long-term debt, less current portion	285,000	40,000
Non-current lease liability	49,293	51,259
Other liabilities	170,525	166,989
Total liabilities	854,315	823,447
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,493,154 and 54,228,619 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	54	54
Additional paid-in capital	2,933,773	2,925,729
Retained earnings	552,382	575,732
Accumulated other comprehensive loss	(42,870)	(53,430)
Total Enovis Corporation equity	3,443,339	3,448,085
Noncontrolling interest	1,932	1,716
Total equity	3,445,271	3,449,801
Total liabilities and equity	$4,299,586	$4,273,248

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net income (loss)	$(23,158)	$16,301
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $0 and $338	10,584	(53,461)
Unrealized gain on hedging activities, net of tax expense of $0 and $2,711	—	9,028
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $0 and $199	—	629
Other comprehensive income (loss)	10,584	(43,804)
Comprehensive loss	(12,574)	(27,503)
Less: comprehensive income attributable to noncontrolling interest	216	895
Comprehensive loss attributable to Enovis Corporation	$(12,790)	$(28,398)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	54,228,619	$54	$2,925,729	$575,732	$(53,430)	$1,716	$3,449,801
Net loss	—	—	—	(23,350)	—	192	(23,158)
Other comprehensive income, net of tax of $—	—	—	—	—	10,560	24	10,584
Common stock-based award activity	264,535	—	8,044	—	—	—	8,044
Balance at March 31, 2023	54,493,154	$54	$2,933,773	$552,382	$(42,870)	$1,932	$3,445,271

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	52,083,078	$52	$4,544,315	$589,024	$(516,013)	$44,055	$4,661,433
Net income	—	—	—	15,068	—	1,233	16,301
Distributions to noncontrolling owners	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax of $3,248	—	—	—	—	(43,466)	(338)	(43,804)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Common stock-based award activity	255,957	—	11,056	—	—	—	11,056
Balance at April 1, 2022	54,030,880	$54	$4,555,369	$604,092	$(559,479)	$44,009	$4,644,045

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022

Cash flows from operating activities:
Net (loss) income	$(23,158)	$16,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and other impairment charges	51,991	66,026
Stock-based compensation expense	7,606	9,857
Non-cash interest expense	838	978
Deferred income tax expense	831	2,232
Loss on sale of property, plant and equipment	429	352
Changes in operating assets and liabilities:
Trade receivables, net	(12,288)	(20,690)
Inventories, net	(9,249)	(70,830)
Accounts payable	15,621	24,713
Other operating assets and liabilities	(25,164)	(43,362)
Net cash provided by (used in) operating activities	7,457	(14,423)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(30,443)	(24,089)
Proceeds from sale of property, plant and equipment	—	2,746
Acquisitions, net of cash received, and investments	(3,942)	(13,823)
Net cash used in investing activities	(34,385)	(35,166)
Cash flows from financing activities:
Payments under term credit facility	(219,468)	—
Proceeds from borrowings on revolving credit facilities and other	250,000	—
Repayments of borrowings on revolving credit facilities and other	(5,672)	(7,428)
Proceeds from issuance of common stock, net	438	1,199
Deferred consideration payments and other	(800)	(4,590)
Net cash provided by (used in) financing activities	24,498	(10,819)
Effect of foreign exchange rates on Cash and cash equivalents	35	2,542
Decrease in Cash and cash equivalents	(2,395)	(57,866)
Cash and cash equivalents, beginning of period	24,295	719,370
Cash and cash equivalents, end of period	$21,900	$661,504

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Enovis Corporation (the “Company” or “Enovis”) was previously Colfax Corporation (“Colfax”) until its separation into two differentiated, independent, and publicly traded companies on April 4, 2022 (the “Separation”). Colfax was a leading diversified technology company that provided fabrication technology and medical device products and services to customers around the world, principally under the ESAB and DJO brands. Following the completion of the Separation, the Company revised its reporting structure and conducts its business through two operating segments, “Prevention & Recovery” and “Reconstructive”. The segment results were retroactively restated to the current method the Company uses to conduct its business for all periods presented.

The Separation was completed through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB Corporation (“ESAB”) to Colfax stockholders. To affect the Separation, Colfax distributed to its stockholders one share of ESAB common stock for every three shares of Colfax common stock held at the close of business on March 22, 2022, with the Company initially retaining 10% of the shares of ESAB common stock immediately following the Separation. Upon completion of the Separation, Colfax, which retained the Company’s specialty medical technology business, changed its name to Enovis Corporation. On April 5, 2022, the Company began trading under the stock symbol “ENOV” on the New York Stock Exchange.

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to Enovis upon separation. The distribution proceeds were used by Enovis in conjunction with $450 million of borrowings on a term loan under the new Enovis credit facility (the “Enovis Credit Agreement”) and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on the Company’s prior credit facility, repay $302.8 million of outstanding debt and accrued interest on its 6.375% senior notes due February 15, 2026 (the “2026 Notes”), pay a redemption premium at 103.188% of the principal amount of the 2026 Notes, and pay other fees and expenses due at closing. Additionally, on April 7, 2022, the Company completed the redemption of its 3.250% senior unsecured notes due April 2025 (the “Euro Senior Notes”) representing all of its outstanding €350 million principal Euro Senior Notes, at a redemption price of 100.813% of the principal amount.

On November 18, 2022, the Company completed the divestiture of its 10% retained shares in ESAB in a tax-efficient exchange for $230.5 million of its $450 million term loan outstanding under the Enovis Credit Agreement.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Certain prior period amounts have been reclassified to conform to the current period presentation. The Condensed Consolidated Balance Sheet as of December 31, 2022 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the SEC on March 1, 2023.

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

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the three months ended March 31, 2023. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Discontinued Operations

The Company’s discontinued operations include the following: (1) operating results of ESAB prior to Separation, (2) charges related to previously retained asbestos contingencies from certain divested businesses for which we did not retain an interest in the ongoing operations that were fully transferred to ESAB in conjunction with the Separation, and (3) expenses related to the Separation and the 2019 divestiture of our former air & gas handling business.

The following table presents the financial results of the Company’s discontinued operations:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net sales	$—	$647,911
Cost of sales	—	423,580
Selling, general and administrative expense	—	125,529
Restructuring and other charges	—	5,304
Asbestos charges	—	3,194
Divestiture-related expenses(1)	411	10,478
Operating (loss) income	(411)	79,826
Interest expense(2)	—	8,035
(Loss) income from discontinued operations before income taxes	(411)	71,791
Income tax (benefit) expense	(99)	17,435
(Loss) income from discontinued operations, net of taxes	$(312)	$54,356
(1) Divestiture-related expenses include $9.8 million for the Separation for the three months ended April 1, 2022 and $0.4 million and $0.7 million for Air & Gas for the three months ended March 31, 2023 and April 1, 2022, respectively.
(2) Interest expense was allocated to discontinued operations based on allocating $1.2 billion of corporate level debt to discontinued operations consistent with the dividend received from ESAB and the debt repaid at the time of the Separation.

Cash provided by operating activities related to discontinued operations for the three months ended April 1, 2022 was $9.2 million. Cash used in investing activities related to discontinued operations for the three months ended April 1, 2022 was $3.2 million.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Acquisitions and Investments

2023 Acquisitions

On March 31, 2023, the Company entered into a definitive agreement with Amplitude Surgical SA to acquire Novastep®, a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2023.

In April 2023, the Company entered into a definitive agreement to acquire the SEAL external fixation product line from D.N.E., LLC. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2023.

2022 Acquisitions

On May 6, 2022, the Company completed a business acquisition in its Reconstructive segment of KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, by acquiring 100% of its equity interests. 360 Med Care is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to its device supply arrangements with surgeons, hospitals, and insurers. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $14.3 million for the acquisition, net of cash received, and recorded estimated contingent consideration at fair value of $12.8 million related to expected results over future revenue targets. The Company has allocated $16.3 million to goodwill and $18.2 million to intangible assets acquired. The 360 Med Care acquisition broadens our customer base in Australia and adds to our overall product offerings.

On July 5, 2022, the Reconstructive segment of the Company acquired a controlling interest of Insight Medical Systems (“Insight”). Insight’s flagship solution, ARVIS, is an FDA-cleared augmented reality solution precisely engineered for the specific needs of hip and knee replacement surgery. The ARVIS navigation unit consists of a hands-free heads-up display worn by the surgeon which provides surgical guidance at the point of care in a streamlined, space-conserving and cost-effective manner compared to traditional robotic offerings. The acquisition is accounted for under the acquisition method of accounting as a step-acquisition, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date.

The Company made initial investments in Insight in 2020 and 2021, which were initially carried at cost. During the third quarter of 2022, the Company acquired an additional 53.7% interest in Insight for $34.2 million net of cash received, and recorded contingent consideration of $5.0 million, which is the maximum payable under the agreement based on Insight’s achievement of certain milestones related to ARVIS. The Company holds a 99.5% interest in Insight and recognized an initial $0.3 million noncontrolling equity interest in its financial statements attributed to Insight.

The Company has preliminarily allocated $36.3 million to goodwill and $38.4 million to intangible assets acquired. Goodwill is primarily driven by expected synergies between ARVIS’ augmented reality surgical guidance system and our existing customer base and existing products. The Company does not expect any of the goodwill to be deductible for tax purposes. Purchase accounting procedures are ongoing and revisions to contingent consideration, intangible assets acquired, and working capital adjustments may be recorded in future periods during the measurement period.

As a result of obtaining control of Insight, the Company remeasured its initial investments to fair value, resulting in a $8.8 million gain in the fourth quarter of 2022.

During the three months ended April 1, 2022, the Company also completed two asset acquisitions and one investment in its Prevention & Recovery segment. The asset acquisitions broaden the Company’s product offering and distribution network. Aggregate purchase consideration for the two asset acquisitions and one investment was $18.2 million, of which $13.6 million was paid in cash and $4.6 million of deferred and contingent consideration. For further information on prior year acquisitions and investments, refer to Note 5. “Acquisitions and Investments” in the in the Company’s 2022 Form 10-K.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Investments

As of March 31, 2023, the balance of investments held by the Company without readily determinable fair values was $21 million. The investments are carried at cost minus impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments.

5. Revenue

The Company provides orthopedic solutions, including products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. While the Company’s sales are primarily derived from three sales channels including dealers and distributors, insurance, and direct to consumers and hospitals, substantially all of the Company’s revenue is recognized at a point in time. The Company disaggregates its revenue into the following segments:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$104,375	$103,035
U.S. Other P&R	62,347	57,714
International P&R (1)	84,018	84,086
Total Prevention & Recovery	250,740	244,835

Reconstructive:
U.S. Reconstructive	103,492	88,479
International Reconstructive	51,919	42,143
Total Reconstructive	155,411	130,622

Total	$406,151	$375,457

(1) The quarter ended March 31, 2023 includes the unfavorable impact of $4.2 million of currency.

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

Allowance for Credit Losses

The Company’s estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. In calculating and applying its current expected credit losses, the Company disaggregates trade receivables into business segments due to risk characteristics unique to each segment given the individual lines of business and market. The business segments are further disaggregated based on either geography or product type. The Company uses a loss rate methodology in calculating its current expected credit losses, considering historical write-offs over a defined lookback period in deriving a historical loss rate. The expected credit loss model further considers current conditions and reasonable and supportable forecasts using an adjustment for current and projected macroeconomic factors.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 31, 2023
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$7,965	$528	$(463)	$33	$8,063

6. Net Loss Per Share from Continuing Operations

Net loss per share from continuing operations was computed as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands, except share and per share data)
Computation of Net loss per share from continuing operations - basic:
Net loss from continuing operations attributable to Enovis Corporation(1)	$(23,038)	$(38,322)
Weighted-average shares of Common stock outstanding – basic	54,325,396	53,872,007
Net loss per share from continuing operations – basic	$(0.42)	$(0.71)

Computation of Net loss per share from continuing operations - diluted:
Net loss from continuing operations attributable to Enovis Corporation(1)	$(23,038)	$(38,322)
Weighted-average shares of Common stock outstanding – basic	54,325,396	53,872,007
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—
Weighted-average shares of Common stock outstanding – diluted	54,325,396	53,872,007
Net loss per share from continuing operations – diluted	$(0.42)	$(0.71)
(1) Net loss from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net loss from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes, of $0.2 million for the three months ended March 31, 2023 and $0.3 million for the three months ended April 1, 2022.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 31, 2023 excludes 1.1 million shares underlying outstanding stock-based compensation awards, as their inclusion would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended April 1, 2022 excludes 0.5 million shares underlying outstanding stock-based compensation awards, as their inclusion would be anti-dilutive.

7. Income Taxes

During the three months ended March 31, 2023, Loss from continuing operations before income taxes was $30.0 million, while Income tax benefit was $7.1 million. The effective tax rate was 23.7% for the three months ended March 31, 2023, which differed from the 2023 federal statutory rate of 21% mainly due to non-U.S. income taxed at lower rates, release of valuation allowance on non-U.S. attributes, and tax credits for research and development offset by other non-deductible expenses and U.S. taxation on international operations.

During the three months ended April 1, 2022, Loss from continuing operations before income taxes was $37.7 million while Income tax expense was $0.4 million. The effective tax rate was (1.0)% for the three months ended April 1, 2022, which differed from the 2022 U.S. federal statutory rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of March 31, 2023, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2023 and April 1, 2022. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at January 1, 2023	$12,207	$(65,637)	$(53,430)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	180	10,380	10,560
Other comprehensive income (loss) before reclassifications	180	10,380	10,560
Amounts reclassified from Accumulated other comprehensive income (loss)	—	—	—
Net Other comprehensive income (loss)	180	10,380	10,560
Balance at March 31, 2023	$12,387	$(55,257)	$(42,870)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2022	$(85,559)	$(475,125)	$44,671	$(516,013)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	470	(38,333)	—	(37,863)
Loss on long-term intra-entity foreign currency transactions	—	(15,260)	—	(15,260)
Gain on net investment hedges	—	—	9,028	9,028
Other comprehensive income (loss) before reclassifications	470	(53,593)	9,028	(44,095)
Amounts reclassified from Accumulated other comprehensive loss	629	—	—	629
Net Other comprehensive income (loss)	1,099	(53,593)	9,028	(43,466)
Balance at April 1, 2022	$(84,460)	$(528,718)	$53,699	$(559,479)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Inventories, Net

Inventories, net consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Raw materials	$100,095	$100,038
Work in process	33,936	28,164
Finished goods	363,473	357,143
	497,504	485,345
Less: allowance for excess, slow-moving and obsolete inventory	(58,547)	(58,702)
	$438,957	$426,643

10. Debt

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Term loan	$—	$219,279
Revolving credit facilities and other	285,000	40,000
Total debt	285,000	259,279
Less: current portion	—	(219,279)
Long-term debt	$285,000	$40,000

Debt Redemptions

In conjunction with the Separation, which occurred on April 4, 2022, the Company repaid all obligations under its previous credit agreement and entered into a new credit agreement (the “Enovis Credit Agreement”) with certain of its existing bank lenders. Additionally, on April 7, 2022, after the completion of the Separation, the Company completed the redemptions of its 3.25% Euro Senior Notes due 2025 and its 6.375% Senior Notes due 2026. As a result of these changes, the Company recorded Debt extinguishment charges of $20.1 million in the second quarter of 2022, comprised of $12.7 million in redemption premiums and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

Enovis Term Loan and Revolving Credit Facility

The Enovis Credit Agreement became effective on April 4, 2022 and consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million and an April 4, 2023 maturity date (the “Enovis Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement.

On November 18, 2022, the Company completed an exchange with a lender under the Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million in term loan outstanding under the Credit Agreement, net of cost to sell. On March 1, 2023, the Company extinguished the remaining outstanding balance on the Enovis Term Loan with borrowings on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.00:1.00, stepping down to 3.75:1.00 for the fiscal quarter ending June 30, 2023 and to 3.50:1.00 for the fiscal quarter ending June 30, 2024, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights,

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of March 31, 2023, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of March 31, 2023, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 6.02%, excluding accretion of original issue discount and deferred financing fees, and there was $615 million available on the Revolver.

The Company has $4.3 million in deferred financing fees recorded in conjunction with the Enovis Credit Agreement as of March 31, 2023, which are being accreted to Interest expense, net primarily using the effective interest method over the life of the facility.

Euro Senior Notes

The Company had senior unsecured notes with an aggregate principal amount of €350 million due in May 2025, with an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 at a 100.813% redemption premium after the completion of the Separation.

Tangible Equity Unit (“TEU”) Amortizing Notes

The Company previously had 6.50% TEU amortizing notes at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The Company paid $6.5 million of principal on the TEU amortizing notes in the three months ended April 1, 2022. The final installment payment was made on January 15, 2022.

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

Total letters of credit and surety bonds of $7.1 million were outstanding as of March 31, 2023.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued compensation and related benefits	$47,252	$51,384
Accrued taxes	16,980	13,676
Accrued freight	4,155	3,955
Contingent consideration - current portion	7,841	8,812
Warranty liability- current portion	2,826	2,804
Accrued restructuring liability - current portion	944	1,090
Accrued third-party commissions	23,945	24,958
Customer advances and billings in excess of costs incurred	3,919	3,560
Lease liability - current portion	23,116	24,281
Accrued interest	599	2,921
Accrued rebates	7,211	13,715
Accrued professional fees	13,708	15,670
Accrued royalties	5,996	5,777
Other	39,262	37,689
	$197,754	$210,292

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 31, 2023
	Balance at Beginning of Period	Provisions	Payments	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$973	$874	$(926)	$921
Facility closure costs and other(2)	118	1,761	(1,856)	23
Total	$1,091	2,635	$(2,782)	$944
Non-cash charges(2)		301
Total Provisions(3)		$2,936
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities, site cost structures, and product lines.
(3) For the three months ended March 31, 2023, $1.3 million and $1.6 million of the Company’s total provisions were related to the Prevention & Recovery and Reconstructive segments, respectively. Restructuring and other charges includes $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt, which was $285.0 million as of March 31, 2023, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of March 31, 2023, the Company held $22.2 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the three months ended March 31, 2023 the Company recorded a reduction in contingent consideration of $0.8 million due to a final agreement on the payout from an acquisition in 2020. The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $10.9 million. There are two contingent consideration arrangements that have no limits and are based on a percentage of sales in excess of a benchmark over a three-year period and five-year period, respectively.

There were no transfers in or out of Level One, Two or Three during the three months ended March 31, 2023.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of March 31, 2023 and December 31, 2022 the fair value of these plans were $12.8 million and $10.3 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

Foreign Currency Contracts

As of March 31, 2023 and December 31, 2022, the Company had foreign currency contracts related to purchases and sales with notional values of $3.0 million and $0.8 million, respectively. During the three months ended March 31, 2023, the Company recognized an unrealized gain of $0.1 million on its Condensed Consolidated Statements of Operations related to its derivative instruments.

13. Commitments and Contingencies

The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, management of the Company believes that either it will prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded as incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K.

14. Segment Information

The Company conducts its continuing operations through the Prevention & Recovery and Reconstructive operating segments, which also represent the Company’s reportable segments.

▪Prevention & Recovery - a leader in orthopedic solutions and recovery sciences, providing devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Reconstructive - an innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which excludes the effect of restructuring and certain other charges, MDR and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, and inventory step-up charges from the results of the Company’s operating segments.

The Company’s segment results were as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands)
Net sales:
Prevention & Recovery	$250,740	$244,835
Reconstructive	155,411	130,622
	$406,151	$375,457
Segment Adjusted EBITDA(1):
Prevention & Recovery	$25,695	$26,370
Reconstructive	30,716	21,357
	$56,411	$47,727
(1) The following is a reconciliation of Loss from continuing operations before income taxes to Adjusted EBITDA:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands)
Loss from continuing operations before income taxes (GAAP)	$(29,959)	$(37,691)
Restructuring and other charges(1)	2,936	2,953
MDR and other costs(2)	7,796	2,627
Strategic transaction costs	11,629	11,696
Stock-based compensation	6,908	6,708
Depreciation and other amortization	19,951	18,500
Amortization of acquired intangibles	32,040	30,786
Inventory step-up	119	5,084
Interest expense, net	5,652	7,064
Other income	(661)	—
Adjusted EBITDA (non-GAAP)	$56,411	$47,727
(1) Restructuring and other charges includes $0.3 million and $0.5 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and April 1, 2022, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Statements other than statements of historical fact are statements could be deemed forward-looking statements, including statements regarding: the impacts of the recently completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the impact of the COVID-19 global pandemic; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of increasing inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

•an inability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•the availability of additional capital and our inability to pursue our growth strategy without it;

•our indebtedness and our debt agreements, which contain restrictions that may limit our flexibility in operating our business;

•our restructuring activities, which may subject us to additional uncertainty in our operating results;

•any impairment in the value of our intangible assets, including goodwill;

•a material disruption at any of our manufacturing facilities;

•any failure to maintain, protect and defend our intellectual property rights;

•the effects of the COVID-19 global pandemic;

•significant movements in foreign currency exchange rates;

•the availability of raw materials, as well as parts and components used in our products, as well as the impact of raw material, energy and labor price fluctuations and supply shortages;

•the competitive environment in which we operate;

•our reliance on a variety of distribution methods to market and sell our medical device products;

•extensive government regulation and oversight of our products;

•safety issues or recalls of our products;

•failure to comply with federal and state regulations related to the manufacture of our products;

•improper marketing or promotion of our products;

•risks associated with the clinical trial process;

•failure to comply with governmental regulations for products for which we obtain clearance or approval;

•our exposure to product liability claims;

•our inability to obtain coverage and adequate levels of reimbursement from third party payors for our medical device products;

•audits or denials of claims by government officials;

•federal and state health reform and cost control efforts;

•our failure or the failure of our employees or third parties with which we have relationships to comply with healthcare laws and regulations;

•our relationships with leading surgeons and our ability to comply with enhanced disclosure requirements regarding payments to physicians;

•actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements;

•service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•noncompliance with anti-bribery laws, export control regulations, economic sanctions or other trade laws;

•our inability to achieve some or all of the expected benefits of the Separation;

•if the Separation and/or certain related transactions do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities;

•potential indemnification liabilities to ESAB pursuant to the Separation and distribution agreement and other related agreements

•changes in the general economy;

•disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine;

•the loss of key members of our leadership team, or the inability to attract, develop, engage, and retain qualified employees; and

•other risks and factors listed in Item 1A. “Risk Factors” in Part I of our 2022 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. We do not assume any obligation and do not intend to update any forward-looking statement, except as required by law. See Part I. Item 1A. “Risk Factors” in our 2022 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

Please see Part I, Item 1. “Business” in our 2022 Form 10-K for a discussion of the Company’s objectives and methodologies for delivering shareholder value.

We previously reported our operations through our Fabrication Technology and Medical Technology segments. These businesses operated in distinct markets, with unique business opportunities and investment requirements. Following the Separation, the Company holds only the medical technology business reported through our Prevention & Recovery and Reconstructive segments. On April 4, 2022, the Company changed its name from “Colfax Corporation” to “Enovis Corporation”, began operating its business as “Enovis” and, as of April 5, 2022, the Company’s common stock began trading under the new ticker symbol “ENOV”. See the Results of Operations section below for further information on the Separation.

As mentioned above, beginning in the second quarter of 2022, Enovis conducts its operations through two operating segments: Prevention & Recovery and Reconstructive. We have reflected this change in all historical periods presented.

•Prevention & Recovery - a leader in orthopedic solutions, providing devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Reconstructive - an innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

We have a global footprint, with production facilities in North America, Europe, North Africa, and Asia. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the medical market.

Integral to our operations is our business management system, Enovis Growth Excellence (EGX). EGX is our culture and includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders, and associates. We believe that our management team’s access to, and experience in, the application of the EGX methodology is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results and Other Recent Developments

The comparability of our operating results for the three months ended March 31, 2023 to the comparable period in 2022 is affected by the following significant items:

The Separation

On April 4, 2022, we completed the Separation of our fabrication technology business through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB to our stockholders. On November 18, 2022, we subsequently disposed of the retained 10% stake in the shares of ESAB common stock through a debt-for-equity exchange with a lender under our Enovis Credit Agreement. Once the Separation was completed in the second quarter of 2022, we began classifying the results from the fabrication technology business for the comparable periods presented as a discontinued operation in our financial statements. Accordingly, the results of our fabrication technology businesses have been recast as a discontinued operation in the accompanying financial statements for the three months ended April 1, 2022.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the three months ended March 31, 2023 presented in this filing represents the incremental sales subsequent to the beginning of the prior year period. During the year ended December 31, 2022, the Company completed two business acquisitions for aggregate net cash consideration of $50.5 million. In the second quarter of 2022, the Company acquired KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, which is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to the device supply arrangements with surgeons, hospitals, and insurers. In the third quarter of 2022, the Company acquired a controlling interest in Insight Medical Systems, the flagship product of which is the ARVIS surgical navigation system. Additionally, during the three months ended April 1, 2022, we completed two asset acquisitions in our Prevention & Recovery segment for net cash consideration of $3.7 million.

On March 31, 2023, the Company also entered into a definitive agreement with Amplitude Surgical SA to acquire Novastep®, a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions for cash considerations of 90 million Euros. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2023.

Foreign Currency Fluctuations

During the three months ended March 31, 2023, approximately 33% of our sales are derived from operations outside the U.S., the majority of which is in Europe, with the remaining portion mostly in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the U.S. are denominated in currencies other than the U.S. dollar. Similar portions of our manufacturing and employee costs are also outside the U.S. and denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended March 31, 2023 compared to the three months ended April 1, 2022, fluctuations in foreign currencies decreased Net sales by 1.5%, decreased Gross profit by approximately 1.9% and decreased operating expenses by approximately 1%.

Seasonality

Sales in our Prevention & Recovery and Reconstructive segments typically peak in the fourth quarter. General economic conditions and other factors may, however, impact future seasonal variations.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margin, two non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance. Adjusted EBITDA excludes from Net income (loss) from continuing operations the effect of income tax expense (benefit), Other income, non-operating (gain) loss on investments, debt extinguishment charges, interest expense, net, restructuring and other charges, Medical Device Regulation (MDR) fees and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, and fair value charges on acquired inventory. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Our management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net loss from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three months ended March 31, 2023 and April 1, 2022.

	Three Months Ended March 31, 2023
	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP)(1)			$(22.8)
Income tax benefit			(7.1)
Other income			(0.7)
Interest expense, net			5.7
Operating loss (GAAP)	$(18.1)	$(6.8)	(25.0)
Operating loss margin	(7.2)%	(4.4)%	(6.1)%
Adjusted to add (deduct):
Restructuring and other charges(2)	1.3	1.6	2.9
MDR and other costs(3)	3.2	4.6	7.8
Strategic transaction costs(3)	6.2	5.4	11.6
Stock-based compensation(3)	4.1	2.8	6.9
Depreciation and other amortization	5.7	14.2	20.0
Amortization of acquired intangibles	23.3	8.8	32.0
Inventory step-up	—	0.1	0.1
Adjusted EBITDA (non-GAAP)	$25.7	$30.7	$56.4
Adjusted EBITDA margin (non-GAAP)	10.3%	19.8%	13.9%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $0.3 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

	Three Months Ended April 1, 2022
	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP)(1)			$(38.1)
Income tax expense			0.4
Interest expense, net			7.1
Operating loss (GAAP)	$(14.4)	$(16.2)	(30.6)
Operating loss margin	(5.9)%	(12.4)%	(8.2)%
Adjusted to add (deduct):
Restructuring and other charges(2)	2.1	0.8	3.0
MDR and other costs(3)	1.7	0.9	2.6
Strategic transaction costs(3)	7.6	4.1	11.7
Stock-based compensation(3)	4.4	2.3	6.7
Depreciation and other amortization	5.8	12.7	18.5
Amortization of acquired intangibles	19.1	11.7	30.8
Inventory step-up	—	5.1	5.1
Adjusted EBITDA (non-GAAP)	$26.4	$21.4	$47.7
Adjusted EBITDA margin (non-GAAP)	10.8%	16.4%	12.7%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $0.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

Total Company

Sales

Net sales for the three months ended March 31, 2023 increased from the three months ended April 1, 2022. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended
	Net Sales	Change %
	(Dollars in millions)
For the three months ended April 1, 2022	$375.5
Components of Change:
Existing Businesses(1)	35.2	9.4%
Acquisitions(2)	1.1	0.3%
Foreign Currency Translation(3)	(5.6)	(1.5)%
	30.7	8.2%
For the three months ended March 31, 2023	$406.2
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

The increase in Net sales during the three months ended March 31, 2023 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments, partially offset by foreign currency headwinds. Existing business sales in our Reconstructive segment increased $25.1 million during the three months ended March 31, 2023 due to higher sales volumes compared to the prior year period, driven by broad market strength and market outperformance. Existing business sales in our Prevention & Recovery segment increased $10.1 million during the three months ended March 31, 2023 due to volume and inflation-related pricing increases. Net sales from acquisitions increased in the three months ended March 31, 2023 due to the 360 Med Care acquisition in our Reconstructive segment in May 2022. The strengthening of the U.S. dollar relative to other currencies resulted in $5.6 million unfavorable foreign currency translation impacts during the three months ended March 31, 2023.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Dollars in millions)
Gross profit	$235.1	$205.9
Gross profit margin	57.9%	54.8%
Selling, general and administrative expense	$207.2	$188.5
Research and development expense	$18.2	$14.8
Operating loss	$(25.0)	$(30.6)
Operating loss margin	(6.1)%	(8.2)%
Net loss from continuing operations	$(22.8)	$(38.1)
Net loss from continuing operations margin (GAAP)	(5.6)%	(10.1)%
Adjusted EBITDA (non-GAAP)	$56.4	$47.7
Adjusted EBITDA margin (non-GAAP)	13.9%	12.7%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$2.9	$3.0
MDR and other costs	$7.8	$2.6
Strategic transaction costs	$11.6	$11.7
Stock-based compensation	$6.9	$6.7
Depreciation and other amortization	$20.0	$18.5
Amortization of acquired intangibles	$32.0	$30.8
Inventory step-up	$0.1	$5.1
Interest expense, net	$5.7	$7.1
Other income	$(0.7)	$—
Income tax expense (benefit)	$(7.1)	$0.4
(1) Restructuring and other charges includes $0.3 million and $0.5 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and April 1, 2022, respectively.

Three Months Ended March 31, 2023 Compared to Three Months Ended April 1, 2022

Gross profit increased in the three months ended March 31, 2023 compared with the prior year period due to a $24.7 million increase in our Reconstructive segment and a $4.4 million increase in our Prevention & Recovery segment. The Gross profit increase was attributable to increased sales in our existing businesses from volume and inflation-related pricing increases, improved operating cost leverage, and the benefit of a decrease of $5.0 million in inventory fair value step-up amortization charges, partially offset by unfavorable foreign currency translation and inflation in supply chain, logistics, and other costs. Gross profit margin increased due to the aforementioned factors.

Selling, general and administrative expense increased $18.7 million in the three months ended March 31, 2023 compared to the prior year period, primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development costs also increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to business acquisitions.

Interest expense, net decreased in the three months ended March 31, 2023 compared to the prior year period due to a reduction in debt balances as a result of the Separation-related debt redemptions at the beginning of the second quarter of 2022 and the partial extinguishment of the outstanding balance of the Enovis Term Loan (as defined below) in November 2022.

The effective tax rate for Net loss from continuing operations during the three months ended March 31, 2023 was 23.7%, which differed from the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income taxed at lower rates, release of valuation allowance on non-U.S attributes, and tax credits for research and development offset by other non-deductible expenses and U.S. taxation on international operations. The effective tax rate for the three months ended April 1, 2022 was (1.0)%, which was lower than the 2022 U.S. federal statutory tax rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

Net loss from continuing operations decreased in the three months ended March 31, 2023 compared with the prior year period, primarily due to the aforementioned Gross profit increase and an income tax benefit, offset by the aforementioned Selling, general and administrative expense increase. Net loss margin from continuing operations decreased by 450 basis points due to the aforementioned factors. Adjusted EBITDA increased due to organic growth. Adjusted EBITDA margin excluding the effects of recent acquisitions and foreign currency pressures increased by approximately 200 basis points. Our recent acquisitions in our Reconstructive segment, which were dilutive to the net loss margin from continuing operations and to Adjusted EBITDA margin by approximately 40 basis points, are expected to be accretive to margins in future years.

Business Segments

As discussed further above, we report results in two reportable segments: Prevention & Recovery and Reconstructive. Operating loss, adjusted EBITDA, and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. See Item 2. “Non-GAAP Measures” for a further discussion and reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Prevention & Recovery

We develop, manufacture, and distribute rigid bracing products, orthopedic soft goods, vascular systems, and compression garments, and hot and cold therapy products and offer robust recovery sciences products in the clinical rehabilitation and sports medicine markets such as bone growth stimulators and electrical stimulators used for pain management. Our Prevention & Recovery products are marketed under several brand names, most notably DJO, to orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers, and other healthcare professionals who treat patients with a variety of treatment needs including musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Many of our medical devices and related accessories are used by athletes and other patients for injury prevention and at-home physical therapy treatments. We reach a diverse customer base through multiple distribution channels, including independent distributors, direct salespeople, and directly to patients.

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Dollars in millions)
Net sales	$250.7	$244.8
Gross profit	$126.9	$122.5
Gross profit margin	50.6%	50.0%
Selling, general and administrative expenses	$112.2	$108.1
Research and development expense	$8.5	$8.3

Operating loss (GAAP)	$(18.1)	$(14.4)
Operating loss margin (GAAP)	(7.2)%	(5.9)%
Adjusted EBITDA (non-GAAP)	$25.7	$26.4
Adjusted EBITDA margin (non-GAAP)	10.3%	10.8%

Three Months Ended March 31, 2023 Compared to Three Months Ended April 1, 2022

Net sales in our Prevention & Recovery segment increased $5.9 million, or 2.4%, in the first quarter ended March 31, 2023 compared with the prior year period, driven by a 4.1% or $10.1 million increase from volume and inflation-related pricing increases, offset by foreign currency headwinds. Gross profit increased $4.4 million due to inflation-related pricing increases and improved sales mix in our existing businesses, partially offset by the effect of unfavorable foreign currency impacts in a primary production facility. Gross profit margin increased 60 basis points due to the aforementioned factors. Selling, general and administrative expense increased over the same period primarily due to investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development expense increased slightly due to timing of certain initiatives. Operating loss increased due to higher acquisition amortization, higher selling, general and administrative expenses and inflation of supply chain, logistics, and other costs, offset by improved sales mix in our existing businesses. Adjusted EBITDA and Adjusted EBITDA margin decreased due to higher costs caused by unfavorable foreign currency impacts and inflation-related pricing increases which partially offset by improved Gross profit margin due to improved sales mix.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Dollars in millions)
Net sales	$155.4	$130.6
Gross profit	$108.1	$83.4
Gross profit margin	69.6%	64.0%
Selling, general and administrative expenses	$95.0	$80.4
Research and development expense	$9.7	$6.6

Operating loss (GAAP)	$(6.8)	$(16.2)
Operating loss margin (GAAP)	(4.4)%	(12.4)%
Adjusted EBITDA (non-GAAP)	$30.7	$21.4
Adjusted EBITDA margin (non-GAAP)	19.8%	16.4%

Three Months Ended March 31, 2023 Compared to Three Months Ended April 1, 2022

Net sales increased in our Reconstructive segment by $24.8 million, or 19.0%, in the first quarter ended March 31, 2023 compared with the prior year period, primarily due to higher sales volumes driven by broad market strength and market outperformance. Gross profit increased in the first quarter ended March 31, 2023 compared to the first quarter ended April 1, 2022, primarily due to increased sales in our existing businesses and improved operating cost leverage, which also led to an increase in Gross profit margin. Selling, general and administrative expense increased over the same period primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development expense increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss decreased in the first quarter ended March 31, 2023 compared to the first quarter ended April 1, 2022, primarily due to the aforementioned Gross profit increase and a reduction of acquisition amortization, offset by the aforementioned Selling, general and administrative expense increase. Adjusted EBITDA increased primarily due to growth in existing businesses and improved operating cost leverage. Without the impact of recent acquisitions, Adjusted EBITDA margins increased 450 basis points compared to prior year. Recent acquisitions were dilutive to the margin by approximately 100 basis points, but are expected to be accretive to margins in future years.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings, and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring and other non-routine cots, and interest and principal repayments on amounts drawn on our revolving credit facility. We believe we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of March 31, 2023, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

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

On November 18, 2022, the Company completed an exchange with a lender under the Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million in Enovis Term Loan outstanding under the Enovis Credit Agreement, net of cost to sell. The remaining balance on the Enovis Term Loan was extinguished on March 1, 2023, with proceeds from the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a current maximum total leverage ratio of not more than 4.00:1.00, stepping down to 3.75:1.00 for the fiscal quarter ending June 30, 2023 and to 3.50:1.00 for the fiscal quarter ending June 30, 2024, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Revolver.

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $7.1 million are outstanding as of March 31, 2023.

Cash Flows

As of March 31, 2023, we had $21.9 million of Cash and cash equivalents, a decrease of $2.4 million from the balance as of December 31, 2022 of $24.3 million. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Dollars in millions)
Net cash provided by (used in) operating activities	$7.5	$(14.4)
Purchases of property, plant and equipment and intangibles	(30.4)	(24.1)
Proceeds from sale of property, plant and equipment	—	2.7
Acquisitions, net of cash received, and investments	(3.9)	(13.8)
Net cash used in investing activities	(34.4)	(35.2)
Net borrowings (repayments) of debt	24.9	(7.4)
Proceeds from issuance of common stock, net	0.4	1.2
Deferred consideration payments and other	(0.8)	(4.6)
Net cash provided by (used in) financing activities	24.5	(10.8)
Effect of foreign exchange rates on Cash and cash equivalents	—	2.5
Increase (decrease) in Cash and cash equivalents	$(2.4)	$(57.9)

Cash provided by operating activities related to discontinued operations for the three months ended April 1, 2022 was $9.2 million.

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Excluding the $9.2 million impact of discontinued operations, cash flows from operating activities increased $31.1 million year-over-year. This increase is primarily due to a lower net loss from continuing operations of $15.2 million, a decrease in cash paid for interest of $8.6 million, and a lower decrease in accrued compensation and benefits.

Cash flows used in investing activities during the three months ended March 31, 2023 were $34.4 million compared to $35.2 million in the prior year period. The amounts included in Purchases of property, plant and equipment and intangibles related to discontinued operations for the three months ended April 1, 2022 were $5.9 million. The amounts included in Proceeds from sale of property, plant and equipment related to discontinued operations for the three months ended April 1, 2022 were $2.7 million.

Cash flows provided by financing activities during the three months ended March 31, 2023 include $24.9 million of net debt borrowings. Cash flows used in financing activities for the three months ended April 1, 2022 include net debt repayments of $7.4 million and deferred consideration payments of $3.0 million.

Critical Accounting Policies and Estimates

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

There have been no significant additions or changes to the methods, estimates and judgments included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2022 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of March 31, 2023 are variable-rate facilities based on the Secured Overnight Financing Rate or SOFR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three months ended March 31, 2023 would have increased Interest expense for our variable rate-based debt by approximately $0.7 million.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended March 31, 2023 and April 1, 2022, approximately 33% of our sales were derived from operations outside the U.S. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. dollar and Euro than other currencies. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02***	Amended and Restated Bylaws of Enovis Corporation.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.02 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	Chief Executive Officer and Director
Matthew L. Trerotola	(Principal Executive Officer)	May 4, 2023

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	May 4, 2023

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	May 4, 2023