Form 10-Q
period 2023-06-30
Enovis CORP
filed 2023-08-03
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 28, 2023, there were 54,539,676 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Net sales	$428,502	$395,117	$834,653	$770,574
Cost of sales	180,143	179,211	351,229	348,768
Gross profit	248,359	215,906	483,424	421,806
Selling, general and administrative expense	207,881	193,657	415,046	382,137
Research and development expense	18,918	15,661	37,111	30,503
Amortization of acquired intangibles	32,249	31,824	64,289	62,610
Insurance settlement gain	—	(33,034)	—	(33,034)
Restructuring and other charges	3,805	2,245	6,440	4,664
Operating income (loss)	(14,494)	5,553	(39,462)	(25,074)
Interest expense, net	4,076	4,546	9,728	11,610
Debt extinguishment charges	—	20,104	—	20,104
Unrealized gain on investment in ESAB Corporation	—	(135,537)	—	(135,537)
Other expense, net	753	—	92	—
Income (loss) from continuing operations before income taxes	(19,323)	116,440	(49,282)	78,749
Income tax benefit	(4,713)	(4,211)	(11,826)	(3,847)
Net income (loss) from continuing operations	(14,610)	120,651	(37,456)	82,596
Income (loss) from discontinued operations, net of taxes	4,797	(43,666)	4,485	10,690
Net income (loss)	(9,813)	76,985	(32,971)	93,286
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	182	130	374	397
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	—	—	—	966
Net income (loss) attributable to Enovis Corporation	$(9,995)	$76,855	$(33,345)	$91,923
Net income (loss) per share - basic
Continuing operations	$(0.27)	$2.23	$(0.70)	$1.52
Discontinued operations	$0.09	$(0.81)	$0.08	$0.18
Consolidated operations	$(0.18)	$1.42	$(0.61)	$1.70
Net income (loss) per share - diluted
Continuing operations	$(0.27)	$2.21	$(0.70)	$1.51
Discontinued operations	$0.09	$(0.80)	$0.08	$0.18
Consolidated operations	$(0.18)	$1.41	$(0.61)	$1.69

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income (loss)	$(9,813)	$76,985	$(32,971)	$93,286
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $—, $—, $— and $338	11,311	(30,876)	21,895	(84,337)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $(1,740), $—, $(1,740) and $2,711	(5,449)	—	(5,449)	9,028
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax expense (benefit) of $(41), $—, $(41) and $199	(882)	—	(882)	629
Other comprehensive income (loss)	4,980	(30,876)	15,564	(74,680)
Comprehensive income (loss)	(4,833)	46,109	(17,407)	18,606
Less: comprehensive income (loss) attributable to noncontrolling interest	190	(1,303)	406	(408)
Comprehensive income (loss) attributable to Enovis Corporation	$(5,023)	$47,412	$(17,813)	$19,014

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,491	$24,295
Trade receivables, less allowance for credit losses of $8,158 and $7,965	298,976	267,380
Inventories, net	453,897	426,643
Prepaid expenses	26,758	28,550
Other current assets	75,117	48,155
Total current assets	887,239	795,023
Property, plant and equipment, net	260,754	236,741
Goodwill	2,034,087	1,983,588
Intangible assets, net	1,110,950	1,110,727
Lease asset - right of use	61,739	66,881
Other assets	88,784	80,288
Total assets	$4,443,553	$4,273,248

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$219,279
Accounts payable	147,180	135,628
Accrued liabilities	206,493	210,292
Total current liabilities	353,673	565,199
Long-term debt, less current portion	400,000	40,000
Non-current lease liability	47,567	51,259
Other liabilities	191,553	166,989
Total liabilities	992,793	823,447
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,534,111 and 54,228,619 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	55	54
Additional paid-in capital	2,944,094	2,925,729
Retained earnings	542,387	575,732
Accumulated other comprehensive loss	(37,898)	(53,430)
Total Enovis Corporation equity	3,448,638	3,448,085
Noncontrolling interest	2,122	1,716
Total equity	3,450,760	3,449,801
Total liabilities and equity	$4,443,553	$4,273,248

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	54,228,619	$54	$2,925,729	$575,732	$(53,430)	$1,716	$3,449,801
Net loss	—	—	—	(23,350)	—	192	(23,158)
Other comprehensive income, net of tax of $—	—	—	—	—	10,560	24	10,584
Common stock-based award activity	264,535	—	8,044	—	—	—	8,044
Balance at March 31, 2023	54,493,154	54	2,933,773	552,382	(42,870)	1,932	3,445,271
Net loss	—	—	—	(9,995)	—	182	(9,813)
Other comprehensive income, net of tax of $(1,781)	—	—	—	—	4,972	8	4,980
Common stock-based award activity	40,957	1	10,321	—	—	—	10,322
Balance at June 30, 2023	54,534,111	$55	$2,944,094	$542,387	$(37,898)	$2,122	$3,450,760

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	52,083,078	$52	$4,544,315	$589,024	$(516,013)	$44,055	$4,661,433
Net income	—	—	—	15,068	—	1,233	16,301
Distributions to noncontrolling owners	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax of $3,248	—	—	—	—	(43,466)	(338)	(43,804)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Common stock-based award activity	255,957	—	11,056	—	—	—	11,056
Balance at April 1, 2022	54,030,880	54	4,555,369	604,092	(559,479)	44,009	4,644,045
Net income	—	—	—	76,855	—	130	76,985
Other comprehensive income, net of tax of $—	—	—	—	—	(29,443)	(1,433)	(30,876)
Distribution of ESAB Corporation	—	—	(1,666,732)	—	499,981	(40,510)	(1,207,261)
Common stock-based award activity	80,238	—	8,570	—	—	—	8,570
Balance at July 1, 2022	54,111,118	$54	$2,897,207	$680,947	$(88,941)	$2,196	$3,491,463

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 30, 2023	July 1, 2022

Cash flows from operating activities:
Net income (loss)	$(32,971)	$93,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and other impairment charges	105,033	117,300
Stock-based compensation expense	16,981	19,793
Non-cash interest expense	1,481	1,658
Unrealized gain on investment in ESAB Corporation	—	(135,537)
Debt extinguishment charges	—	20,104
Deferred income tax expense (benefit)	(107)	2,174
Loss on sale of property, plant and equipment	533	352
Changes in operating assets and liabilities:
Trade receivables, net	(25,912)	(33,123)
Inventories, net	(10,476)	(92,910)
Accounts payable	8,324	15,919
Other operating assets and liabilities	(27,326)	(48,329)
Net cash provided by (used in) operating activities	35,560	(39,313)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(67,248)	(47,796)
Proceeds from sale of property, plant and equipment	—	2,746
Acquisitions, net of cash received, and investments	(98,740)	(35,123)
Net cash used in investing activities	(165,988)	(80,173)
Cash flows from financing activities:
Payments under term credit facility	(219,468)	(785,000)
Proceeds from borrowings on revolving credit facilities and other	370,000	450,000
Repayments of borrowings on revolving credit facilities and other	(11,538)	(607,618)
Repayments of borrowings on Euro senior notes	—	(386,278)
Repayments of borrowings on Senior notes	—	(300,000)
Distribution from ESAB Corporation, net	—	1,143,369
Proceeds from issuance of common stock, net	1,385	1,727
Payment of debt extinguishment costs	—	(12,704)
Deferred consideration payments and other	(1,668)	(9,795)
Net cash provided by (used in) financing activities	138,711	(506,299)
Effect of foreign exchange rates on Cash and cash equivalents	(87)	2,020
Increase (decrease) in Cash and cash equivalents	8,196	(623,765)
Cash and cash equivalents, beginning of period	24,295	719,370
Cash and cash equivalents, end of period	$32,491	$95,605

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Enovis Corporation (the “Company” or “Enovis”) was previously Colfax Corporation (“Colfax”) until its separation into two differentiated, independent, and publicly traded companies on April 4, 2022 (the “Separation”). Upon completion of the Separation, the Company retained its specialty medical technology business, changed its name to Enovis Corporation, and began trading under the stock symbol “ENOV” on the New York Stock Exchange on April 5, 2022. Enovis is an innovation-driven medical technology growth company dedicated to developing clinically differentiated solutions that generate measurably better patient outcomes and transform workflows. The Company conducts its business through two operating segments, “Prevention & Recovery” and “Reconstructive”. The Prevention & Recovery segment provides orthopedic and recovery science solutions, including devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease. The Reconstructive segment provides surgical implant solutions, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the six months ended June 30, 2023. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Discontinued Operations

The Company’s discontinued operations include the following: (1) operating results of ESAB Corporation (“ESAB”) prior to Separation, (2) charges related to previously retained asbestos contingencies from certain divested businesses for which we did not retain an interest in the ongoing operations that were fully transferred to ESAB in conjunction with the Separation, and (3) certain expenses related to the Separation and prior divestitures.

The following table presents the financial results of the Company’s discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Net sales	$—	$—	$—	$647,911
Cost of sales	—	—	—	423,580
Selling, general and administrative expense	—	—	—	125,529
Restructuring and other charges	—	—	—	5,304
Asbestos charges	—	—	—	3,194
Divestiture-related expenses(1)	5,600	35,463	6,011	45,941
Operating (loss) income	(5,600)	(35,463)	(6,011)	44,363
Interest expense(2)	—	—	—	8,035
(Loss) income from discontinued operations before income taxes	(5,600)	(35,463)	(6,011)	36,328
Income tax (benefit) expense(3)	(10,397)	8,203	(10,496)	25,638
(Loss) income from discontinued operations, net of taxes	$4,797	$(43,666)	$4,485	$10,690
(1) Divestiture-related expenses include a charge for the release of a tax indemnification with ESAB for the three and six months ended June 30, 2023, and charges of $35.3 million and $45.0 million associated with the Separation for the three and six months ended July 1, 2022, respectively.
(2) Interest expense was allocated to discontinued operations based on allocating $1.2 billion of corporate level debt to discontinued operations consistent with the dividend received from ESAB and the debt repaid at the time of the Separation.
(3) Includes benefit of release of uncertain tax positions for the three and six months ended June 30, 2023.

Cash used in operating activities related to discontinued operations for the six months ended July 1, 2022 was $26.2 million. Cash used in investing activities related to discontinued operations for the six months ended July 1, 2022 was $3.2 million.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Acquisitions and Investments

2023 Acquisitions

On June 28, 2023, the Company completed the Novastep acquisition in its Reconstructive segment, a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions with a best-in-class MIS bunion system serving a rapidly growing portion of the global bunion segment. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $96.9 million for the acquisition, net of cash received. The Company has allocated $39.8 million to goodwill and $52 million to intangible assets acquired. The acquisition accounting reflects our preliminary estimates and are subject to adjustment. The acquired goodwill value is primarily driven by the expected synergies from cross-selling Novastep products to existing Enovis foot & ankle customers. The acquisition broadens our reconstructive product offerings for the foot and ankle market and expands our customer base in Europe. Purchase accounting procedures are ongoing and revisions may be recorded in future periods during the measurement period.

In April 2023, the Company entered into a definitive agreement to acquire the SEAL external fixation product line from D.N.E., LLC. The transaction closed on July 20, 2023 for a purchase price of $28 million, subject to working capital adjustments.

2022 Acquisitions

On May 6, 2022, the Company completed a business acquisition in its Reconstructive segment of KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, by acquiring 100% of its equity interests. 360 Med Care is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to its device supply arrangements with surgeons, hospitals, and insurers. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $14.3 million for the acquisition, net of cash received, and recorded estimated contingent consideration at fair value of $12.8 million related to expected results over future revenue targets. The Company has allocated $16.3 million to goodwill and $18.2 million to intangible assets acquired. The purchase price accounting for this acquisition was finalized. The 360 Med Care acquisition broadens our customer base in Australia and adds to our overall product offerings.

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

The Company made initial investments in Insight in 2020 and 2021, which were initially carried at cost. During the third quarter of 2022, the Company acquired an additional 53.7% interest in Insight for $34.2 million net of cash received, and recorded contingent consideration of $5.0 million, which is the maximum amount payable under the agreement based on Insight’s achievement of certain milestones related to ARVIS. The Company holds a 99.5% interest in Insight and recognized an initial $0.3 million noncontrolling equity interest in its financial statements attributed to Insight.

The Company allocated $36.3 million to goodwill and $38.4 million to intangible assets acquired. The purchase price accounting for this acquisition was finalized. Goodwill is primarily driven by expected synergies between ARVIS’ augmented reality surgical guidance system and our existing customer base and existing products. The Company does not expect any of the goodwill to be deductible for tax purposes.

As a result of obtaining control of Insight, the Company remeasured its initial investments to fair value, resulting in a $8.8 million gain in the fourth quarter of 2022.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the six months ended July 1, 2022, the Company also completed two asset acquisitions and one investment in its Prevention & Recovery segment. The asset acquisitions broaden the Company’s product offering and distribution network. Aggregate purchase consideration for the two asset acquisitions and one investment was $18.2 million, of which $13.6 million was paid in cash and $4.6 million of deferred and contingent consideration. For further information on prior year acquisitions and investments, refer to Note 5. “Acquisitions and Investments” in the in the Company’s 2022 Form 10-K.

Investments

As of June 30, 2023, the balance of investments held by the Company without readily determinable fair values was $20.7 million. The investments are carried at cost minus impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$114,963	$111,185	$219,338	$214,220
U.S. Other P&R	67,729	65,296	130,076	123,010
International P&R(1)	90,783	87,302	174,801	171,388
Total Prevention & Recovery	273,475	263,783	524,215	508,618

Reconstructive:
U.S. Reconstructive	106,146	90,643	209,638	179,122
International Reconstructive	48,881	40,691	100,800	82,834
Total Reconstructive	155,027	131,334	310,438	261,956

Total	$428,502	$395,117	$834,653	$770,574
(1) Includes favorable currency impact of $0.1 million and unfavorable currency impacts of $4.1 million for the three and six months ended June 30, 2023, respectively.

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

Allowance for Credit Losses

The Company’s estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. In calculating and applying its current expected

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

credit losses, the Company disaggregates trade receivables into business segments due to risk characteristics unique to each segment given the individual lines of business and market. The business segments are further disaggregated based on either geography or product type. The Company uses a loss rate methodology in calculating its current expected credit losses, considering historical write-offs over a defined lookback period in deriving a historical loss rate. The expected credit loss model considers current conditions and reasonable and supportable forecasts for current and projected macroeconomic factors.

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 30, 2023
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$7,965	$1,844	$(1,709)	$58	$8,158

6. Net Loss Per Share from Continuing Operations

Net loss per share from continuing operations was computed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(14,792)	$120,521	$(37,830)	$82,199
Weighted-average shares of Common stock outstanding – basic	54,510,688	54,080,549	54,418,554	53,969,738
Net income (loss) per share from continuing operations – basic	$(0.27)	$2.23	$(0.70)	$1.52

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(14,792)	$120,521	$(37,830)	$82,199
Weighted-average shares of Common stock outstanding – basic	54,510,688	54,080,549	54,418,554	53,969,738
Net effect of potentially dilutive securities - stock options and restricted stock units	—	441,300	—	489,134
Weighted-average shares of Common stock outstanding – diluted	54,510,688	54,521,849	54,418,554	54,458,872
Net income (loss) per share from continuing operations – diluted	$(0.27)	$2.21	$(0.70)	$1.51
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes, of $0.2 million and $0.4 million for the three and six months ended June 30, 2023 and $0.1 million and $0.4 million for the three and six months ended July 1, 2022.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and six months ended June 30, 2023 excludes 1.2 million shares underlying outstanding stock-based compensation awards, as their inclusion would be anti-dilutive.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and six months ended July 1, 2022 excludes 0.4 million shares underlying outstanding stock-based compensation awards, as their inclusion would be anti-dilutive.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Income Taxes

During the three and six months ended June 30, 2023, Loss from continuing operations before income taxes was $19.3 million and $49.3 million, while Income tax benefit was $4.7 million and $11.8 million, respectively. The effective tax rate was 24.4% and 24.0% for the three and six months ended June 30, 2023, both of which differed from the 2023 federal statutory rate of 21% mainly due to non-U.S. income taxed at lower rates, release of valuation allowance on non-U.S. attributes, tax credits for research and development, and release of uncertain tax positions. This was offset by other non-deductible expenses and U.S. taxation on international operations.

During the three and six months ended July 1, 2022, Income from continuing operations before income taxes was $116.4 million and $78.7 million, while Income tax benefit was $4.2 million and $3.8 million, respectively. The effective tax rate was (3.6)% and (4.9)% for the three and six months ended July 1, 2022, both of which differed from the 2022 U.S. federal statutory rate of 21% mainly due to non-deductible unrealized gains on the investment in ESAB offset by non-deductible costs related to the tax-free separation transaction.

8. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of June 30, 2023, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended June 30, 2023 and July 1, 2022. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2023	$12,207	$(65,637)	$—	$(53,430)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	383	21,480	—	21,863
Loss on net investment hedges	—	—	(5,449)	(5,449)
Other comprehensive income (loss) before reclassifications	383	21,480	(5,449)	16,414
Amounts reclassified from Accumulated other comprehensive income (loss)	(882)	—	—	(882)
Net Other comprehensive income (loss)	(499)	21,480	(5,449)	15,532
Balance at June 30, 2023	$11,708	$(44,157)	$(5,449)	$(37,898)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2022	$(85,559)	$(475,125)	$44,671	$(516,013)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	470	(61,257)	—	(60,787)
Loss on long-term intra-entity foreign currency transactions	—	(21,779)	—	(21,779)
Gain on net investment hedges	—	—	9,028	9,028
Other comprehensive income (loss) before reclassifications	470	(83,036)	9,028	(73,538)
Amounts reclassified from Accumulated other comprehensive loss	629	—	—	629
Net Other comprehensive income (loss)	1,099	(83,036)	9,028	(72,909)
Distribution of ESAB Corporation	84,460	469,220	(53,699)	499,981
Balance at July 1, 2022	$—	$(88,941)	$—	$(88,941)

9. Inventories, Net

Inventories, net consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Raw materials	$98,223	$100,038
Work in process	32,838	28,164
Finished goods	383,815	357,143
	514,876	485,345
Less: allowance for excess, slow-moving and obsolete inventory	(60,979)	(58,702)
	$453,897	$426,643

10. Debt

Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Term loan	$—	$219,279
Revolving credit facilities and other	400,000	40,000
Total debt	400,000	259,279
Less: current portion	—	(219,279)
Long-term debt	$400,000	$40,000

Debt Redemptions

In conjunction with the Separation, which occurred on April 4, 2022, the Company repaid all obligations under its previous credit agreement and entered into a new credit agreement (the “Enovis Credit Agreement”) with certain of its existing bank lenders. Additionally, on April 7, 2022, after the completion of the Separation, the Company completed the redemptions of its 3.25% Euro Senior Notes due 2025 (the “Euro Senior Notes”) and its 6.375% Senior Notes due 2026 (the “2026 Notes”). As a result of these changes, the Company recorded Debt extinguishment charges of $20.1 million in the second quarter of 2022,

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

comprised of $12.7 million in redemption premiums and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

Enovis Term Loan and Revolving Credit Facility

The Enovis Credit Agreement became effective on April 4, 2022 and consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date. The Enovis Credit Agreement also had a term loan with an initial aggregate principal amount of $450 million which has been fully extinguished (the “Enovis Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement.

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

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 3.75:1.00 for the fiscal quarter ending June 30, 2023, stepping down to 3.50:1.00 for the fiscal quarter ending June 30, 2024, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of June 30, 2023, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of June 30, 2023, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 6.32%, excluding accretion of original issue discount and deferred financing fees, and there was $500 million available on the Revolver.

The Company has $4.0 million in deferred financing fees recorded in conjunction with the Enovis Credit Agreement as of June 30, 2023, which are being accreted to Interest expense, net primarily using a straight-line method over the life of the facility.

Euro Senior Notes

The Company had senior unsecured notes with an aggregate principal amount of €350 million due in May 2025, with an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 at a 100.813% redemption premium after the completion of the Separation.

Tangible Equity Unit (“TEU”) Amortizing Notes

The Company previously had 6.50% TEU amortizing notes at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The Company paid $6.5 million of principal on the TEU amortizing notes in 2022. The final installment payment was made on January 15, 2022.

2026 Notes

The Company had senior notes with a remaining principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 at a 103.188% redemption premium after the completion of the Separation.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $6.9 million were outstanding as of June 30, 2023.

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued compensation and related benefits	$52,814	$51,384
Accrued taxes	16,288	13,676
Accrued freight	4,533	3,955
Contingent consideration - current portion	7,832	8,812
Warranty liability- current portion	2,826	2,804
Accrued restructuring liability	1,057	1,090
Accrued third-party commissions	25,643	24,958
Customer advances and billings in excess of costs incurred	3,423	3,560
Lease liability - current portion	22,278	24,281
Accrued interest	545	2,921
Accrued rebates	9,277	13,715
Accrued professional fees	8,774	15,670
Accrued royalties	5,892	5,777
Other	45,311	37,689
	$206,493	$210,292

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 30, 2023
	Balance at Beginning of Period	Provisions	Payments	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$972	$3,122	$(3,096)	$998
Facility closure costs and other(2)	118	3,318	(3,377)	59
Total	$1,090	6,440	$(6,473)	$1,057
Non-cash charges(2)		301
Total Provisions(3)		$6,741
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities, site cost structures, and product lines.
(3) For the six months ended June 30, 2023, $3.3 million and $3.4 million of the Company’s total provisions were related to the Prevention & Recovery and Reconstructive segments, respectively. Restructuring and other charges includes $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2023.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt, which was $400.0 million as of June 30, 2023, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of June 30, 2023, the Company held $21.6 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the six months ended June 30, 2023 the Company recorded a reduction in contingent consideration of $0.8 million due to a final agreement on the payout from an acquisition in 2020 and payments of $0.9 million, offset by increases for interest accretion and effect of foreign currency. The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $10.0 million. There are two contingent consideration arrangements that have no limits and are based on a percentage of sales in excess of a benchmark over a three-year period and five-year period, respectively.

There were no transfers in or out of Level One, Two or Three during the six months ended June 30, 2023.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of June 30, 2023 and December 31, 2022 the fair value of these plans were $13.5 million and $10.3 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

Foreign Currency Contracts

As of June 30, 2023 and December 31, 2022, the Company had foreign currency contracts related to purchases and sales with notional values of $0.0 million and $0.8 million, respectively. During the six months ended June 30, 2023, the Company recognized an unrealized gain of $0.0 million and realized loss of $1.4 million on its Condensed Consolidated Statements of Operations related to its derivative instruments. The realized loss is recorded in Other expense, net on Condensed Consolidated Statements of Operations.

Net investment hedges

On April 18, 2023, the Company entered into cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣403 million and a U.S. Dollar aggregate notional amount of $450 million at June 30, 2023.

Cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency fixed-rate payments over the life of the agreement. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in Accumulated other comprehensive income (loss) in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three and six months ended June 30, 2023, the Company received interest income on its Cross-currency swap derivatives of $2.1 million, which is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

The following table presents the amount of loss recognized in Other comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(In thousands)
Loss on cross-currency swaps	$(7,189)	$—	$(7,189)	$—
	$(7,189)	$—	$(7,189)	$—

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Other current assets	Other liabilities	Other current assets	Other liabilities
	(In thousands)
Derivatives designated as hedging instruments:
Cross-currency swaps	$9,977	$17,166	$—	$—
	$9,977	$17,166	$—	$—

13. Commitments and Contingencies

The Company is involved in various pending legal, regulatory, and other proceedings arising out of the ordinary course of the Company’s business. None of these proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, management of the Company believes that either it will prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded as incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

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

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(In thousands)
Net sales:
Prevention & Recovery	$273,475	$263,783	$524,215	$508,618
Reconstructive	155,027	131,334	310,438	261,956
	$428,502	$395,117	$834,653	$770,574
Segment Adjusted EBITDA(1):
Prevention & Recovery	$39,323	$35,148	$65,018	$61,518
Reconstructive	26,359	21,042	57,075	42,399
	$65,682	$56,190	$122,093	$103,917
(1) The following is a reconciliation of Loss from continuing operations before income taxes to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(In thousands)
Income (loss) from continuing operations before income taxes (GAAP)	$(19,323)	$116,440	$(49,282)	$78,749
Restructuring and other charges(1)	3,806	2,555	6,742	5,508
MDR and other costs(2)	8,997	4,421	16,793	7,048
Strategic transaction costs	5,435	12,707	17,065	24,403
Stock-based compensation	8,868	7,821	15,776	14,529
Depreciation and other amortization	20,794	19,450	40,745	37,950
Amortization of acquired intangibles	32,249	31,824	64,289	62,610
Inventory step-up	27	4,893	146	9,977
Interest expense, net	4,076	4,546	9,728	11,610
Other expense, net	753	—	92	—
Debt extinguishment charges	—	20,104	—	20,104
Insurance settlement gain(3)	—	(33,034)	—	(33,034)
Unrealized gain on investment in ESAB Corporation	—	(135,537)	—	(135,537)
Adjusted EBITDA (non-GAAP)	$65,682	$56,190	$122,093	$103,917
(1) Restructuring and other charges includes $— million and $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively. Restructuring and other charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Statements other than statements of historical fact are statements could be deemed forward-looking statements, including statements regarding: the impacts of the completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the impact of the COVID-19 global pandemic; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of increasing inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

Following the Separation, the Company changed its name from “Colfax Corporation” to “Enovis Corporation”, began operating its business as “Enovis” and, as of April 5, 2022, the Company’s common stock began trading under the new ticker symbol “ENOV”. See the Results of Operations section below for further information on the Separation.

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

Integral to our operations is our business management system, Enovis Growth Excellence (EGX). EGX includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders, and associates. We believe that our management team’s access to, and experience in, the application of the EGX methodology is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results and Other Recent Developments

The comparability of our operating results for the three and six months ended June 30, 2023 to the comparable period in 2022 is affected by the following significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the three and six months ended June 30, 2023 presented in this filing represents the incremental sales subsequent to the beginning of the prior year period.

During the second quarter of 2023, we completed one business acquisition in our Reconstructive segment. On June 28, 2023, we acquired Novastep, a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions for total consideration of $97.9 million. The company’s best-in-class MIS bunion system serves a rapidly growing portion of the global bunion segment. In April 2023, the Company also entered into a definitive agreement to acquire the SEAL external fixation product line from D.N.E., LLC. The transaction was closed on July 20, 2023 for a purchase price of $28 million. During the first quarter of 2023, we also completed two asset acquisitions in our Prevention & Recovery segment for net cash consideration of $3.7 million.

During the year ended December 31, 2022, we completed two business acquisitions for aggregate net cash consideration of $50.5 million. In the second quarter of 2022, we acquired KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, which is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to the device supply arrangements with surgeons, hospitals, and insurers. In the third quarter of 2022, we acquired a controlling interest in Insight Medical Systems, whose flagship product is the ARVIS surgical navigation system.

Foreign Currency Fluctuations

During the three and six months ended June 30, 2023, approximately 33% and 33% of our sales, respectively, are derived from operations outside the U.S., the majority of which is in Europe, with the remaining portion mostly in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the U.S. are denominated in currencies other than the U.S. dollar. Similar portions of our manufacturing and employee costs are also outside the U.S. and denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended June 30, 2023 compared to the three months ended July 1, 2022, fluctuations in foreign currencies increased Net sales by 0.3%, decreased Gross profit by approximately 0.3%, and increased operating expenses by approximately 0.4%. Impact on gross profits is due to the Mexican peso currency impact on costs at one of our primary manufacturing facilities. For the six months ended June 30, 2023 compared to the six months ended July 1, 2022, fluctuations in foreign currencies decreased Net sales by 0.6%, decreased Gross profit by approximately 1.1%, and decreased operating expenses by approximately 0.3%.

Seasonality

Sales in our Prevention & Recovery and Reconstructive segments typically peak in the fourth quarter. General economic conditions and other factors may, however, impact future seasonal variations.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margin, two non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance. Adjusted EBITDA excludes from Net income (loss) from continuing operations the effect of income tax expense (benefit), Other (income) expense, net, non-operating (gain) loss on investments, debt extinguishment charges, interest expense, net, restructuring and other charges, Medical Device Regulation (MDR) fees and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, insurance settlement gain, and fair value charges on acquired inventory. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Our management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net loss from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three and six months ended June 30, 2023 and July 1, 2022.

	Three Months Ended
	June 30, 2023			July 1, 2022
	Prevention & Recovery	Reconstructive	Total	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP)(1)			$(14.6)			$120.7
Income tax benefit			(4.7)			(4.2)
Other expense, net			0.8			—
Unrealized gain on investment in ESAB Corporation			—			(135.5)
Debt extinguishment charges			—			20.1
Interest expense, net			4.1			4.5
Operating income (loss) (GAAP)	$(4.4)	$(10.1)	(14.5)	$13.4	$(7.9)	5.6
Operating income (loss) margin	(1.6)%	(6.5)%	(3.4)%	5.1%	(6.0)%	1.4%
Adjusted to add (deduct):
Restructuring and other charges(2)	2.0	1.8	3.8	1.3	1.3	2.6
MDR and other costs(3)	5.0	4.0	9.0	3.0	1.5	4.4
Strategic transaction costs(3)	1.8	3.7	5.4	8.5	4.2	12.7
Stock-based compensation(3)	5.8	3.0	8.9	5.2	2.6	7.8
Depreciation and other amortization	5.8	15.0	20.8	6.3	13.1	19.5
Amortization of acquired intangibles	23.4	8.9	32.2	19.5	12.3	31.8
Insurance settlement gain(3)	—	—	—	(22.1)	(11.0)	(33.0)
Inventory step-up	—	—	—	—	4.9	4.9
Adjusted EBITDA (non-GAAP)	$39.3	$26.4	$65.7	$35.1	$21.0	$56.2
Adjusted EBITDA margin (non-GAAP)	14.4%	17.0%	15.3%	13.3%	16.0%	14.2%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $— million and $0.3 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and July 1, 2022, respectively.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

	Six Months Ended
	June 30, 2023			July 1, 2022
	Prevention & Recovery	Reconstructive	Total	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP)(1)			$(37.5)			$82.6
Income tax benefit			(11.8)			(3.8)
Other expense, net			0.1			—
Unrealized gain on investment in ESAB Corporation			—			(135.5)
Debt extinguishment charges			—			20.1
Interest expense, net			9.7			11.6
Operating loss (GAAP)	$(22.6)	$(16.9)	(39.5)	$(1.0)	$(24.1)	(25.1)
Operating loss margin	(4.3)%	(5.4)%	(4.7)%	(0.2)%	(9.2)%	(3.3)%
Adjusted to add (deduct):
Restructuring and other charges(2)	3.3	3.4	6.7	3.4	2.1	5.5
MDR and other costs(3)	8.2	8.6	16.8	4.7	2.4	7.0
Strategic transaction costs(3)	8.0	9.1	17.1	16.1	8.3	24.4
Stock-based compensation(3)	9.9	5.9	15.8	9.6	4.9	14.5
Depreciation and other amortization	11.5	29.3	40.7	12.2	25.8	38.0
Amortization of acquired intangibles	46.7	17.6	64.3	38.6	24.1	62.6
Insurance settlement gain	—	—	—	(22.1)	(11.0)	(33.0)
Inventory step-up	—	0.1	0.1	—	10.0	10.0
Adjusted EBITDA (non-GAAP)	$65.0	$57.1	$122.1	$61.5	$42.4	$103.9
Adjusted EBITDA margin (non-GAAP)	12.4%	18.4%	14.6%	12.1%	16.2%	13.5%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and July 1, 2022, respectively.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

Total Company

Sales

Net sales for the three and six months ended June 30, 2023 increased from the three and six months ended July 1, 2022. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and six months ended July 1, 2022	$395.1		$770.6
Components of Change:
Existing Businesses(1)	31.4	7.9%	66.6	8.6%
Acquisitions(2)	0.9	0.2%	2.1	0.3%
Foreign Currency Translation(3)	1.1	0.3%	(4.5)	(0.6)%
	33.4	8.4%	64.1	8.3%
For the three and six months ended June 30, 2023	$428.5		$834.7
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

The increase in Net sales during the three and six months ended June 30, 2023 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments, partially offset by foreign currency headwinds for the six months ended June 30, 2023. Existing business sales in our Reconstructive segment increased $21.8 million and $46.9 million during the three and six months ended June 30, 2023, respectively, due to higher sales volumes compared to the prior year period, driven by broad market strength and market outperformance. Existing business sales in our Prevention & Recovery segment increased $9.6 million and $19.7 million during the three and six months ended June 30, 2023, respectively, due to volume and inflation-related pricing increases. Net sales from acquisitions increased in the three and six months ended June 30, 2023 due to the 360 Med Care acquisition in our Reconstructive segment in May 2022. The strengthening of the U.S. dollar relative to other currencies resulted in $4.5 million unfavorable foreign currency translation impacts during the six months ended June 30, 2023.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(Dollars in millions)
Gross profit	$248.4	$215.9	$483.4	$421.8
Gross profit margin	58.0%	54.6%	57.9%	54.7%
Selling, general and administrative expense	$207.9	$193.7	$415.0	$382.1
Research and development expense	$18.9	$15.7	$37.1	$30.5
Operating income (loss)	$(14.5)	$5.6	$(39.5)	$(25.1)
Operating income (loss) margin	(3.4)%	1.4%	(4.7)%	(3.3)%
Net income (loss) from continuing operations	$(14.6)	$120.7	$(37.5)	$82.6
Net loss from continuing operations margin (GAAP)	(3.4)%	30.5%	(4.5)%	10.7%
Adjusted EBITDA (non-GAAP)	$65.7	$56.2	$122.1	$103.9
Adjusted EBITDA margin (non-GAAP)	15.3%	14.2%	14.6%	13.5%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$3.8	$2.6	$6.7	$5.5
MDR and other costs	$9.0	$4.4	$16.8	$7.0
Strategic transaction costs	$5.4	$12.7	$17.1	$24.4
Stock-based compensation	$8.9	$7.8	$15.8	$14.5
Depreciation and other amortization	$20.8	$19.5	$40.7	$38.0
Amortization of acquired intangibles	$32.2	$31.8	$64.3	$62.6
Insurance settlement gain	$—	$(33.0)	$—	$(33.0)
Inventory step-up	$—	$4.9	$0.1	$10.0
Unrealized gain on investment in ESAB Corporation	$—	$(135.5)	$—	$(135.5)
Interest expense, net	$4.1	$4.5	$9.7	$11.6
Debt extinguishment charges	$—	$20.1	$—	$20.1
Other income	$0.8	$—	$0.1	$—
Income tax benefit	$(4.7)	$(4.2)	$(11.8)	$(3.8)
(1) Restructuring and other charges includes $— million and $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively. Restructuring and other charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022, respectively.

Three Months Ended June 30, 2023 Compared to Three Months Ended July 1, 2022

Gross profit increased in the three months ended June 30, 2023 compared with the prior year period due to a $24.0 million increase in our Reconstructive segment and a $8.5 million increase in our Prevention & Recovery segment. The Gross profit increase was attributable to increased sales in our existing businesses from volume and inflation-related pricing increases, improved operating cost leverage, and the benefit of a decrease of $4.9 million in inventory fair value step-up amortization charges. Gross profit margin increased due to the aforementioned factors.

Selling, general and administrative expense increased $14.2 million in the three months ended June 30, 2023 compared to the prior year period, primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development costs also increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to business acquisitions.

Interest expense, net decreased in the three months ended June 30, 2023 compared to the prior year period due to a reduction in debt balances as a result of the extinguishment of the outstanding balance of the Enovis Term Loan and interest savings from the lower interest rates on the Swiss Franc cross-currency swap agreements.

The effective tax rate for Net loss from continuing operations during the three months ended June 30, 2023 was 24.4%, which differed from the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income taxed at lower rates, release of valuation allowance on non-U.S attributes, tax credits for research and development, and release of uncertain tax positions. This was offset by other non-deductible expenses and U.S. taxation on international operations. The effective tax rate for Net income from continuing operations during the six months ended July 1, 2022 was (4.9)%, which was lower than the 2022 U.S. federal statutory tax rate of 21% mainly due to non-taxable unrealized gains on the investment in ESAB offset by non-deductible costs related to the tax-free separation transaction.

Net loss from continuing operations increased in the three months ended June 30, 2023 compared with the prior year period, primarily due to the one-time income items in the prior year period, including the Unrealized gain on investment in ESAB Corporation and Insurance settlement gain, partially offset by the reduction of debt extinguishment and the aforementioned Gross profit and Selling, general, and administrative increases. Net loss margin from continuing operations increased by 3390 basis points due to the aforementioned factors. Adjusted EBITDA increased due to organic growth. Adjusted EBITDA margin excluding the effects of recent acquisitions and foreign currency pressures increased by approximately 160 basis points. Our recent acquisitions in our Reconstructive segment, which were dilutive to the net loss margin from continuing operations and to Adjusted EBITDA margin by approximately 10 basis points, are expected to be accretive to margins in future years.

Six Months Ended June 30, 2023 Compared to Six Months Ended July 1, 2022

Gross profit increased in the six months ended June 30, 2023 compared with the prior year period due to a $48.7 million increase in our Reconstructive segment and a $13.0 million increase in our Prevention & Recovery segment. The Gross profit increase was attributable to increased sales in our existing businesses from volume and inflation-related pricing increases, improved operating cost leverage, and the benefit of a decrease of $9.8 million in inventory fair value step-up amortization charges, partially offset by unfavorable foreign currency translation and inflation in supply chain, logistics, and other costs. Gross profit margin increased due to the aforementioned factors.

Selling, general and administrative expense increased $32.9 million in the six months ended June 30, 2023 compared to the prior year period, primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by a reduction of strategic transaction costs and cost reduction initiatives. Research and development costs also increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to business acquisitions.

Interest expense, net decreased in the six months ended June 30, 2023 compared to the prior year period due to a reduction in debt balances as a result of the Separation-related debt redemptions at the beginning of the second quarter of 2022, the extinguishment of the outstanding balance of the Enovis Term Loan, and interest savings from the lower interest rates on the Swiss Franc cross-currency swap agreements.

The effective tax rate for Net loss from continuing operations during the six months ended June 30, 2023 was 24.0%, which differed from the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income taxed at lower rates, release of valuation allowance on non-U.S attributes, tax credits for research and development, and release of uncertain tax positions. This was offset by other non-deductible expenses and U.S. taxation on international operations. The effective tax rate for the six months ended July 1, 2022 was (3.6)%, which was lower than the 2022 U.S. federal statutory tax rate of 21% mainly due to U.S. taxation on international operations and other non-deductible expenses.

Net loss from continuing operations increased in the six months ended June 30, 2023 compared with the prior year period, primarily due to one-time income items in the prior year period, including the Unrealized gain on investment in ESAB Corporation and Insurance settlement gain, partially offset by the reduction of debt extinguishment and the aforementioned Gross profit and Selling, general, and administrative increases. Net loss margin from continuing operations increased by 1520 basis points due to the aforementioned factors. Adjusted EBITDA increased due to organic growth. Adjusted EBITDA margin excluding the effects of recent acquisitions and foreign currency pressures increased by approximately 180 basis points. Our recent acquisitions in our Reconstructive segment, which were dilutive to the net loss margin from continuing operations and to Adjusted EBITDA margin by approximately 20 basis points, are expected to be accretive to margins in future years.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(Dollars in millions)
Net sales	$273.5	$263.8	$524.2	$508.6
Gross profit	$142.2	$133.7	$269.2	$256.2
Gross profit margin	52.0%	50.7%	51.4%	50.5%
Selling, general and administrative expenses	$112.4	$112.9	$224.6	$221.0
Research and development expense	$8.9	$8.8	$17.4	$17.1

Operating loss (GAAP)	$(4.4)	$13.4	$(22.6)	$(1.0)
Operating loss margin (GAAP)	(1.6)%	5.1%	(4.3)%	(0.2)%
Adjusted EBITDA (non-GAAP)	$39.3	$35.1	$65.0	$61.5
Adjusted EBITDA margin (non-GAAP)	14.4%	13.3%	12.4%	12.1%

Three Months Ended June 30, 2023 Compared to Three Months Ended July 1, 2022

Net sales in our Prevention & Recovery segment increased $9.7 million, or 3.7%, in the second quarter ended June 30, 2023 compared with the prior year period, driven by increases in volume and inflation-related pricing increases. Gross profit increased $8.5 million due to inflation-related pricing increases, improved sales mix in our existing businesses, and reductions in freight costs, partially offset by the effect of unfavorable foreign currency impacts in a primary production facility. Gross profit margin increased 130 basis points due to the aforementioned factors. Selling, general and administrative expense was flat due to reduced central cost allocations, offset by investment to support growth and spending on MDR and other costs. Research and development expense was flat. Operating loss increased due to a one-time Insurance settlement gain in 2022, as well as higher acquisition amortization, offset by improved sales mix in our existing businesses. Adjusted EBITDA and Adjusted

EBITDA margin increased due to improved sales mix, partially offset by unfavorable foreign currency impacts in a primary manufacturing facility.

Six Months Ended June 30, 2023 Compared to Six Months Ended July 1, 2022

Net sales in our Prevention and Recovery segment increased $15.6 million, or 3.1%, despite currency translation pressure of $4.1 million in the six months ended June 30, 2023 compared with the prior year period, driven by organic growth in existing businesses which was aided by pricing increases to mitigate inflation. Gross profit increased $13.0 million due to the improved sales, offset by the effect of unfavorable foreign currency and inflation of supply chain, logistics, and other costs. Gross profit margin increased 90 basis points due to improved sales mix and inflation-related customer pricing, partially offset by the effect of unfavorable foreign currency in a primary manufacturing facility. Selling, general and administrative expense increased primarily due to investment to support growth, spending on MDR and other costs, offset by lower allocated central costs. Operating loss increased due to an insurance settlement gain recorded in the second quarter of 2022 and higher Selling, general and administrative expenses, partially offset by the higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved sales mix, partially offset by unfavorable foreign currency impacts in a primary manufacturing facility during the six months ended June 30, 2023 compared to the prior year period.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(Dollars in millions)
Net sales	$155.0	$131.3	$310.4	$262.0
Gross profit	$106.1	$82.1	$214.2	$165.5
Gross profit margin	68.5%	62.5%	69.0%	63.2%
Selling, general and administrative expenses	$95.5	$80.7	$190.5	$161.1
Research and development expense	$10.0	$6.9	$19.7	$13.5

Operating loss (GAAP)	$(10.1)	$(7.9)	$(16.9)	$(24.1)
Operating loss margin (GAAP)	(6.5)%	(6.0)%	(5.4)%	(9.2)%
Adjusted EBITDA (non-GAAP)	$26.4	$21.0	$57.1	$42.4
Adjusted EBITDA margin (non-GAAP)	17.0%	16.0%	18.4%	16.2%

Three Months Ended June 30, 2023 Compared to Three Months Ended July 1, 2022

Net sales increased in our Reconstructive segment by $23.7 million, or 18.1%, primarily due to higher sales volumes driven by broad market strength and market outperformance. Gross profit and profit margin increased in the second quarter ended June 30, 2023 compared to the prior year period, primarily due to increased sales in our existing businesses, improved operating cost leverage, and the benefit of a decrease of $4.9 million in inventory fair value step-up amortization charges. Selling, general and administrative expense increased over the same period primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development expense increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss increased, primarily due to an insurance settlement gain recorded in the second quarter of 2022, partially offset by the aforementioned factors driving organic growth. Adjusted EBITDA increased primarily due to growth in existing businesses and improved operating cost leverage. Without the impact of recent acquisitions, Adjusted EBITDA margins increased 120 basis points compared to prior year. Recent acquisitions were dilutive to the margin by approximately 20 basis points, but are expected to be accretive to margins in future years.

Six Months Ended June 30, 2023 Compared to Six Months Ended July 1, 2022

Net sales increased in our Reconstructive segment by $48.4 million, or 18.5%, primarily due to higher sales volumes driven by broad market strength and market outperformance. Gross profit increased in the six months ended June 30, 2023 compared to the prior year period, primarily due to increased sales in our existing businesses, improved operating cost leverage, and the benefit of a decrease of $9.8 million in inventory fair value step-up amortization charges, which also led to an increase in Gross profit margin. Selling, general and administrative expense increased over the same period primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development expense increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss decreased primarily due to the aforementioned factors driving organic growth, offset by an insurance settlement gain recorded in the second quarter of 2022. Adjusted EBITDA increased primarily due to growth in existing businesses, partially offset by inflation of supply chain, logistics, and other costs. Without the impact of recent acquisition, Adjusted EBITDA increased primarily due to growth in existing businesses and improved operating cost leverage. Without the impact of recent acquisitions, Adjusted EBITDA margins increased 280 basis points compared to prior year. Recent acquisitions were dilutive to the margin by approximately 60 basis points, but are expected to be accretive to margins in future years.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings, and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring and other non-routine costs, and interest and principal repayments on amounts drawn on our revolving credit facility. We believe we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of June 30, 2023, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

On April 4, 2022, we entered into a new credit agreement (the “Enovis Credit Agreement”), consisting of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million which has been fully extinguished (the “Enovis Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement.

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

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a current maximum total leverage ratio of not more than 3.75:1.00, stepping down to 3.50:1.00 for the fiscal quarter ending June 30, 2024, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Revolver.

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $6.9 million are outstanding as of June 30, 2023.

Cash Flows

As of June 30, 2023, we had $32.5 million of Cash and cash equivalents, an increase of $8.2 million from the balance as of December 31, 2022 of $24.3 million. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	June 30, 2023	July 1, 2022
	(Dollars in millions)
Net cash provided by (used in) operating activities	$35.6	$(39.3)
Purchases of property, plant and equipment and intangibles	(67.2)	(47.8)
Proceeds from sale of property, plant and equipment	—	2.7
Acquisitions, net of cash received, and investments	(98.7)	(35.1)
Net cash used in investing activities	(166.0)	(80.2)
Net borrowings (repayments) of debt	139.0	(1,628.9)
Distribution from ESAB Corporation, net	—	1,143.4
Proceeds from issuance of common stock, net	1.4	1.7
Payment of debt extinguishment costs	—	(12.7)
Deferred consideration payments and other	(1.7)	(9.8)
Net cash provided by (used in) financing activities	138.7	(506.3)
Effect of foreign exchange rates on Cash and cash equivalents	(0.1)	2.0
Increase (decrease) in Cash and cash equivalents	$8.2	$(623.8)

Cash used in operating activities related to discontinued operations for the six months ended July 1, 2022 was $26.2 million.

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Excluding the $26.2 million impact of discontinued operations, cash flows from operating activities increased $48.7 million year-over-year. This increase is primarily due to a lower investment in working capital of $22 million, a decrease in cash paid for interest of $18 million and favorable changes in accrued compensation and benefits of approximately $9 million.

Cash flows used in investing activities during the six months ended June 30, 2023 were $166.0 million compared to $80.2 million in the prior year period due to higher investments in the current year driven by the June 28, 2023 acquisition of Novastep for $96.9 million, net of cash received. The amounts included in Purchases of property, plant and equipment and intangibles related to discontinued operations for the six months ended July 1 2022 were $3.2 million. The amounts included in Proceeds from sale of property, plant and equipment related to discontinued operations for the six months ended July 1 2022 were $2.7 million.

Cash flows provided by financing activities during the six months ended June 30, 2023 include $139.0 million of net debt borrowings primarily used for the acquisition of Novastep. Cash flows used in financing activities for the six months ended July 1, 2022 include net debt repayments of $1,628.9 million, partially offset by the Distribution from ESAB Corporation, net of $1,143.4 million.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of June 30, 2023 are variable-rate facilities based on the Secured Overnight Financing Rate or SOFR. In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and six months ended June 30, 2023 would have increased Interest expense for our variable rate-based debt by approximately $0.8 million and $1.5 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended June 30, 2023, approximately 33% and 33% of our sales, respectively, were derived from operations outside the U.S. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. dollar and Euro than other currencies. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Our cross-currency swap agreements hedge our net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges of our Swiss Franc net asset position. The effect of a change in currency exchange rates on our investment in Swiss Franc subsidiaries, offset by the unrealized gain or loss the cross-currency swap investment hedges, is reflected in the Accumulated other comprehensive loss component of Equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02***	Amended and Restated Bylaws of Enovis Corporation.

10.01	Enovis Corporation 2023 Non-Qualified Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2023)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.02 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	Chief Executive Officer and Director
Matthew L. Trerotola	(Principal Executive Officer)	August 3, 2023

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	August 3, 2023

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	August 3, 2023