Form 10-Q
period 2023-09-29
Enovis CORP
filed 2023-11-07
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 3, 2023, there were 54,594,143 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	$417,524	$383,814	$1,252,177	$1,154,388
Cost of sales	174,558	167,990	525,787	516,758
Gross profit	242,966	215,824	726,390	637,630
Selling, general and administrative expense	204,248	182,187	619,294	564,324
Research and development expense	19,901	15,599	57,012	46,102
Amortization of acquired intangibles	33,967	31,993	98,256	94,603
Insurance settlement loss (gain)	—	975	—	(32,059)
Restructuring and other charges	5,342	2,989	11,782	7,653
Operating income (loss)	(20,492)	(17,919)	(59,954)	(42,993)
Interest expense, net	5,768	6,334	15,496	17,944
Debt extinguishment charges	—	—	—	20,104
Unrealized (gain) loss on investment in ESAB Corporation	—	63,125	—	(72,412)
Gain on cost basis investment	—	(8,800)	—	(8,800)
Other (income) expense, net	(757)	(300)	(665)	(300)
Income (loss) from continuing operations before income taxes	(25,503)	(78,278)	(74,785)	471
Income tax benefit	(6,052)	(12,329)	(17,878)	(16,176)
Net income (loss) from continuing operations	(19,451)	(65,949)	(56,907)	16,647
Income (loss) from discontinued operations, net of taxes	16,611	(527)	21,096	10,163
Net income (loss)	(2,840)	(66,476)	(35,811)	26,810
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	40	136	414	533
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	—	—	—	966
Net income (loss) attributable to Enovis Corporation	$(2,880)	$(66,612)	$(36,225)	$25,311
Net income (loss) per share - basic
Continuing operations	$(0.36)	$(1.22)	$(1.05)	$0.30
Discontinued operations	$0.30	$(0.01)	$0.39	$0.17
Consolidated operations	$(0.05)	$(1.23)	$(0.67)	$0.47
Net income (loss) per share - diluted
Continuing operations	$(0.36)	$(1.22)	$(1.05)	$0.30
Discontinued operations	$0.30	$(0.01)	$0.39	$0.17
Consolidated operations	$(0.05)	$(1.23)	$(0.67)	$0.46

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income (loss)	$(2,840)	$(66,476)	$(35,811)	$26,810
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $—, $—, $— and 338	(18,057)	(28,836)	3,838	(113,173)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $1,009, $—, $(731) and $2,711	3,159	—	(2,290)	9,028
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax expense (benefit) of $(75), $—, $(116) and $199	(339)	—	(1,221)	629
Reclassification of hedging gain (loss), net of tax expense (benefit) of $—, $—, $— and $—	168	—	168	—
Other comprehensive income (loss)	(15,069)	(28,836)	495	(103,516)
Comprehensive income (loss)	(17,909)	(95,312)	(35,316)	(76,706)
Less: comprehensive income (loss) attributable to noncontrolling interest	(12)	(1,030)	394	(1,438)
Comprehensive income (loss) attributable to Enovis Corporation	$(17,897)	$(94,282)	$(35,710)	$(75,268)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 29, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,129	$24,295
Trade receivables, less allowance for credit losses of $8,711 and $7,965	277,029	267,380
Inventories, net	470,913	426,643
Prepaid expenses	28,974	28,550
Other current assets	45,142	48,155
Total current assets	854,187	795,023
Property, plant and equipment, net	260,190	236,741
Goodwill	2,027,154	1,983,588
Intangible assets, net	1,100,959	1,110,727
Lease asset - right of use	63,487	66,881
Other assets	94,940	80,288
Total assets	$4,400,917	$4,273,248

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$219,279
Accounts payable	125,060	135,628
Accrued liabilities	230,224	210,292
Total current liabilities	355,284	565,199
Long-term debt, less current portion	395,000	40,000
Non-current lease liability	49,176	51,259
Other liabilities	159,725	166,989
Total liabilities	959,185	823,447
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,564,997 and 54,228,619 shares issued and outstanding as of September 29, 2023 and December 31, 2022, respectively	55	54
Additional paid-in capital	2,952,975	2,925,729
Retained earnings	539,507	575,732
Accumulated other comprehensive loss	(52,915)	(53,430)
Total Enovis Corporation equity	3,439,622	3,448,085
Noncontrolling interest	2,110	1,716
Total equity	3,441,732	3,449,801
Total liabilities and equity	$4,400,917	$4,273,248

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	54,228,619	$54	$2,925,729	$575,732	$(53,430)	$1,716	$3,449,801
Net loss	—	—	—	(23,350)	—	192	(23,158)
Other comprehensive income, net of tax of $—	—	—	—	—	10,560	24	10,584
Common stock-based award activity	264,535	—	8,044	—	—	—	8,044
Balance at March 31, 2023	54,493,154	54	2,933,773	552,382	(42,870)	1,932	3,445,271
Net loss	—	—	—	(9,995)	—	182	(9,813)
Other comprehensive income, net of tax of $(1,781)	—	—	—	—	4,972	8	4,980
Common stock-based award activity	40,957	1	10,321	—	—	—	10,322
Balance at June 30, 2023	54,534,111	55	2,944,094	542,387	(37,898)	2,122	3,450,760
Net loss	—	—	—	(2,880)	—	40	(2,840)
Other comprehensive income, net of tax of $934	—	—	—	—	(15,017)	(52)	(15,069)
Common stock-based award activity	30,886	—	8,881	—	—	—	8,881
Balance at September 29, 2023	54,564,997	$55	$2,952,975	$539,507	$(52,915)	$2,110	$3,441,732

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	52,083,078	$52	$4,544,315	$589,024	$(516,013)	$44,055	$4,661,433
Net income	—	—	—	15,068	—	1,233	16,301
Distributions to noncontrolling owners	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax of $3,248	—	—	—	—	(43,466)	(338)	(43,804)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Common stock-based award activity	255,957	—	11,056	—	—	—	11,056
Balance at April 1, 2022	54,030,880	54	4,555,369	604,092	(559,479)	44,009	4,644,045
Net loss	—	—	—	76,855	—	130	76,985
Other comprehensive loss, net of tax of $—	—	—	—	—	(29,443)	(1,433)	(30,876)
Distribution of ESAB Corporation	—	—	(1,666,732)	—	499,981	(40,510)	(1,207,261)
Common stock-based award activity	80,238	—	8,570	—	—	—	8,570
Balance at July 1, 2022	54,111,118	54	2,897,207	680,947	(88,941)	2,196	3,491,463
Net loss	—	—	—	(66,612)	—	136	(66,476)
Other comprehensive loss, net of tax of $—	—	—	—	—	(27,670)	(1,166)	(28,836)
Adjustments to distribution of ESAB Corporation	—	—	2,451	—	—	—	2,451
Acquisition of Insight (see Note 4)	—	—	—	—	—	345	345
Common stock-based award activity	37,197	—	9,255	—	—	—	9,255
Balance at September 30, 2022	54,148,315	$54	$2,908,913	$614,335	$(116,611)	$1,511	$3,408,202

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(35,811)	$26,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and other impairment charges	160,493	167,453
Stock-based compensation expense	25,758	27,799
Non-cash interest expense	2,117	3,021
Unrealized gain on investment in ESAB Corporation	—	(72,412)
Gain on cost basis investment	—	(8,800)
Debt extinguishment charges	—	20,104
Deferred income tax expense (benefit)	(20,612)	(3,458)
(Gain) loss on sale of property, plant and equipment	(14,832)	352
Changes in operating assets and liabilities:
Trade receivables, net	(6,527)	(43,315)
Inventories, net	(29,917)	(119,145)
Accounts payable	(12,379)	34,147
Other operating assets and liabilities	(1,717)	(52,459)
Net cash provided by (used in) operating activities	66,573	(19,903)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(94,279)	(68,668)
Proceeds from sale of property, plant and equipment	42,571	2,746
Payments for acquisitions, net of cash received, and investments	(131,387)	(73,390)
Net cash used in investing activities	(183,095)	(139,312)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	450,000
Repayments of borrowings under term credit facility	(219,468)	(785,000)
Proceeds from borrowings on revolving credit facilities and other	400,000	—
Repayments of borrowings on revolving credit facilities and other	(47,345)	(608,877)
Repayments of borrowings on Euro senior notes	—	(386,278)
Repayments of borrowings on Senior notes	—	(300,000)
Distribution from ESAB Corporation, net	—	1,143,369
Payment of debt issuance costs	(8,000)	(2,938)
Proceeds from issuance of common stock, net	1,489	2,530
Payment of debt extinguishment costs	—	(12,704)
Deferred consideration payments and other	(1,668)	(6,857)
Net cash provided by (used in) financing activities	125,008	(506,755)
Effect of foreign exchange rates on Cash and cash equivalents	(652)	1,557
Increase (decrease) in Cash and cash equivalents	7,834	(664,413)
Cash and cash equivalents, beginning of period	24,295	719,370
Cash and cash equivalents, end of period	$32,129	$54,957

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Enovis Corporation (the “Company” or “Enovis”) was previously Colfax Corporation (“Colfax”) until its separation into two differentiated, independent, and publicly traded companies on April 4, 2022 (the “Separation”). Upon completion of the Separation, the Company retained its specialty medical technology business, changed its name to Enovis Corporation, and began trading under the stock symbol “ENOV” on the New York Stock Exchange on April 5, 2022. Enovis is an innovation-driven medical technology growth company dedicated to developing clinically differentiated solutions that generate measurably better patient outcomes and transform workflows. The Company conducts its business through two operating segments, “Prevention & Recovery” and “Reconstructive.” The Prevention & Recovery segment provides orthopedic and recovery science solutions, including devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease. The Reconstructive segment provides surgical implant solutions, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

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

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the nine months ended September 29, 2023. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Discontinued Operations

The Company’s discontinued operations include the following: (1) operating results of ESAB Corporation (“ESAB”) for the first quarter of 2022 prior to Separation, (2) charges for the first quarter of 2022 related to previously retained asbestos contingencies from certain divested businesses for which the Company did not retain an interest in the ongoing operations and that were fully transferred to ESAB in conjunction with the Separation, (3) certain expenses related to the Separation in 2022, (4) a charge related to the release of a tax indemnification receivable from ESAB and release of uncertain tax positions in the second quarter of 2023, and (5) gain on disposal from the sale of a facility retained from a prior divestiture.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the financial results of the Company’s discontinued operations:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in thousands)
Net sales	$—	$—	$—	$647,911
Cost of sales	—	—	—	423,580
Selling, general and administrative expense	—	—	—	125,529
Gain on disposal of facility	(15,517)	—	(15,517)	—
Restructuring and other charges	—	—	—	5,304
Asbestos charges	—	—	—	3,194
Divestiture-related expenses and other(1)	(1,652)	527	4,359	46,468
Operating (loss) income	17,169	(527)	11,158	43,836
Interest expense(2)	—	—	—	8,035
(Loss) income from discontinued operations before income taxes	17,169	(527)	11,158	35,801
Income tax (benefit) expense(3)	558	—	(9,938)	25,638
(Loss) income from discontinued operations, net of taxes	$16,611	$(527)	$21,096	$10,163
(1) Divestiture-related expenses and other includes costs (benefits) relating to a facility retained from a prior divestiture, a charge for the release of a tax indemnification receivable from ESAB during the second quarter of 2023, and charges of $45.0 million associated with the Separation for the nine months ended September 30, 2022.
(2) Interest expense was allocated to discontinued operations in 2022 based on allocating $1.2 billion of corporate level debt to discontinued operations consistent with the dividend received from ESAB and the debt repaid at the time of the Separation.
(3) Includes benefit of release of uncertain tax positions in the second quarter of 2023.

Cash used in operating activities related to discontinued operations was $1.2 million and $26.8 million for the nine months ended September 29, 2023 and September 30, 2022, respectively. Cash provided by investing activities related to discontinued operations for the nine months ended September 29, 2023 was $42.6 million. Cash used in investing activities related to discontinued operations for the nine months ended September 30, 2022 was $3.2 million.

4. Acquisitions and Investments

Lima Acquisition Purchase Agreement

On September 22, 2023, the Company entered into a definitive stock purchase agreement to acquire LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware, at an enterprise value of €800 million (the “Lima Acquisition”), consisting of (i) approximately €700 million in cash consideration, which includes repayment of certain indebtedness, to be paid at closing, and (ii) 1,942,686 shares of common stock of Enovis valued at €100 million based on the thirty-day volume weighted average price of the Company’s common stock as of the close of business day on September 21, 2023, and which are expected to be issued within eighteen months following the closing of the Lima Acquisition, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The closing of the Lima Acquisition is subject to the receipt of applicable regulatory approvals and other customary closing conditions and is expected to be completed in the first quarter of 2024.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2023 Acquisitions

On June 28, 2023, the Company completed the Novastep business combination in its Reconstructive segment. Novastep is a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions with a best-in-class MIS bunion system serving a rapidly growing portion of the global bunion segment. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $96.9 million for the acquisition, net of cash received. The Company has allocated $41.7 million to goodwill and $52.0 million to intangible assets acquired. The acquisition accounting reflects our preliminary estimates and are subject to adjustment. The acquired goodwill value is primarily driven by the expected synergies from cross-selling Novastep products to existing Enovis foot & ankle customers. The acquisition broadens our reconstructive product offerings for the foot and ankle market and expands our customer base in Europe. Purchase accounting procedures are ongoing and revisions may be recorded in future periods during the measurement period.

On July 20, 2023, the Company completed an asset acquisition in its Reconstructive segment for an external fixation product line from D.N.E., LLC, a developer of a broad line of external fixation products, including circular frames, pin-to-bar frames, and mini-fixators for use in foot and ankle surgeries. The Company paid $28.2 million for the asset acquisition and assigned $25.8 million to intangible assets, $1.9 million to finished goods inventory and $0.5 million to property, plant and equipment. The acquisition of these assets, primarily the developed technology, is an important step in creating a more robust product portfolio for the foot & ankle business unit.

2022 Acquisitions

During the nine months ended September 30, 2022, the Company completed four asset acquisitions, two business combinations, and one investment which is recorded using the equity method of accounting. Two of these transactions were completed by the Company’s Reconstructive segment, and the other five transactions were completed by the Prevention & Recovery segment. The asset acquisitions broaden the Company’s product offering and distribution network. Aggregate purchase consideration for the four asset acquisitions was $22.3 million, of which $12.6 million was paid in cash and $9.6 million of deferred and contingent consideration. The investment was acquired for $10.0 million in cash consideration.

On May 6, 2022, the Company completed a business combination in its Reconstructive segment of KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, by acquiring 100% of its equity interests. 360 Med Care is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to its device supply arrangements with surgeons, hospitals, and insurers. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $14.3 million for the acquisition, net of cash received, and recorded estimated contingent consideration at fair value of $12.8 million related to expected results over future revenue targets. The Company allocated $16.3 million to goodwill and $18.2 million to intangible assets acquired. The purchase price accounting for this acquisition was finalized during the quarter ended June 30, 2023. The 360 Med Care acquisition broadens our customer base in Australia and adds to our overall product offerings.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company allocated $36.3 million to goodwill and $38.4 million to intangible assets acquired. The purchase price accounting for this acquisition was finalized. Goodwill is primarily driven by expected synergies between ARVIS’ augmented reality surgical guidance system and the Company’s existing customer base and existing products. The Company does not expect any of the goodwill to be deductible for tax purposes.

As a result of obtaining control of Insight, the Company remeasured its initial investments to fair value, resulting in a $8.8 million gain in the fourth quarter of 2022.

Investments

As of September 29, 2023, the balance of investments held by the Company without readily determinable fair values was $20.6 million. The majority of these investments are carried at cost minus impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

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

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$118,384	$112,276	$337,722	$326,496
U.S. Other P&R	68,217	65,677	198,293	188,687
International P&R (1)	83,686	78,549	258,487	249,937
Total Prevention & Recovery	270,287	256,502	794,502	765,120

Reconstructive:
U.S. Reconstructive	99,720	89,039	309,358	268,161
International Reconstructive (2)	47,517	38,273	148,317	121,107
Total Reconstructive	147,237	127,312	457,675	389,268

Total	$417,524	$383,814	$1,252,177	$1,154,388
(1) Includes favorable currency impact of $3.3 million and unfavorable currency impacts of $0.7 million for the three and nine months ended September 29, 2023, respectively.
(2) Includes favorable currency impact of $2.2 million and $1.8 million for the three and nine months ended September 29, 2023, respectively.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 29, 2023
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$7,965	$3,269	$(2,499)	$(24)	$8,711

6. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using treasury stock method as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(19,491)	$(66,085)	$(57,321)	$16,114
Weighted-average shares of Common stock outstanding – basic	54,549,369	54,136,889	54,462,319	54,025,144
Net income (loss) per share from continuing operations – basic	$(0.36)	$(1.22)	$(1.05)	$0.30

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(19,491)	$(66,085)	$(57,321)	$16,114
Weighted-average shares of Common stock outstanding – basic	54,549,369	54,136,889	54,462,319	54,025,144
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—	434,859
Weighted-average shares of Common stock outstanding – diluted	54,549,369	54,136,889	54,462,319	54,460,003
Net income (loss) per share from continuing operations – diluted	$(0.36)	$(1.22)	$(1.05)	$0.30
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following weighted average computations of potentially dilutive shares of Common stock from stock-based compensation awards were excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands, except share data)
Weighted average computation of potentially dilutive shares of Common stock excluded from diluted computation, as inclusion would be anti-dilutive	1,073,464	462,624	1,127,227	432,789

7. Income Taxes

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	In thousands
Income (loss) from continuing operations before income taxes	(25,503)	(78,278)	(74,785)	471
Income tax expense (benefit)	(6,052)	(12,329)	(17,878)	(16,176)
Effective tax rate:	23.7%	15.8%	23.9%	(3,434.4)%

The effective tax rates for the three and nine months ended September 29, 2023, were slightly higher than the 2023 federal statutory rate of 21% mainly due to non-U.S. income taxed at lower rates, release of valuation allowance on non-U.S. attributes, tax credits for research and development, and release of uncertain tax positions. This was partially offset by other non-deductible expenses and U.S. taxation on international operations.

The effective tax rates for the three and nine months ended September 30, 2022, were lower than the 2022 U.S. federal statutory rate of 21% mainly due to non-taxable unrealized (gain) loss on the investment in ESAB Corporation and gain on cost basis investment, partially offset by non-deductible costs related to the tax-free Separation.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of September 29, 2023, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 29, 2023 and September 30, 2022. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Income (Loss) Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2023	$12,207	$(65,637)	$—	$(53,430)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	108	3,750	—	3,858
Loss on net investment hedges	—	—	(2,290)	(2,290)
Other comprehensive income (loss) before reclassifications	108	3,750	(2,290)	1,568
Amounts reclassified from Accumulated other comprehensive income (loss)	(1,221)	—	168	(1,053)
Net Other comprehensive income (loss)	(1,113)	3,750	(2,122)	515
Balance at September 29, 2023	$11,094	$(61,887)	$(2,122)	$(52,915)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2022	$(85,559)	$(475,125)	$44,671	$(516,013)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	470	(88,927)	—	(88,457)
Loss on long-term intra-entity foreign currency transactions	—	(21,779)	—	(21,779)
Gain on net investment hedges	—	—	9,028	9,028
Other comprehensive income (loss) before reclassifications	470	(110,706)	9,028	(101,208)
Amounts reclassified from Accumulated other comprehensive loss	629	—	—	629
Net Other comprehensive income (loss)	1,099	(110,706)	9,028	(100,579)
Distribution of ESAB Corporation	84,460	469,220	(53,699)	499,981
Balance at September 30, 2022	$—	$(116,611)	$—	$(116,611)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Inventories, Net

Inventories, net consisted of the following:

	September 29, 2023	December 31, 2022
	(In thousands)
Raw materials	$91,832	$100,038
Work in process	37,874	28,164
Finished goods	403,375	357,143
	533,081	485,345
Less: Allowance for excess, slow-moving and obsolete inventory	(62,168)	(58,702)
	$470,913	$426,643

10. Debt

Long-term debt consisted of the following:

	September 29, 2023	December 31, 2022
	(In thousands)
Term loan	$—	$219,279
Revolving credit facilities and other	395,000	40,000
Total debt	395,000	259,279
Less: current portion	—	(219,279)
Long-term debt	$395,000	$40,000

Debt Redemptions

In conjunction with the Separation on April 4, 2022, the Company repaid all obligations under its previous credit agreement and entered into a new credit agreement (the “Enovis Credit Agreement”) with certain of its existing bank lenders. Additionally, on April 7, 2022, after the completion of the Separation, the Company completed the redemptions of its 3.25% Euro Senior Notes due 2025 (the “Euro Senior Notes”) and its 6.375% Senior Notes due 2026 (the “2026 Notes”). As a result of these changes, the Company recorded Debt extinguishment charges of $20.1 million during the second quarter of 2022, comprised of $12.7 million in redemption premiums and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

Enovis Term Loan and Revolving Credit Facility

The Enovis Credit Agreement became effective on April 4, 2022 and consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date. The Enovis Credit Agreement also had a term loan with an initial aggregate principal amount of $450 million (the “Enovis Term Loan”) which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement.

On November 18, 2022, the Company completed an exchange with a lender under the Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million Enovis Term Loan that was outstanding at that time under the Enovis Credit Agreement, net of cost to sell. On March 1, 2023, the Company extinguished the remaining outstanding balance on the Enovis Term Loan with borrowings on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 3.75:1.00 for the fiscal quarter ending June 30, 2023 and thereafter, stepping

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

down to 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of September 29, 2023, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of September 29, 2023, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 6.54%, excluding accretion of original issue discount and deferred financing fees, and there was $505 million available on the Revolver.

Euro Senior Notes

The Company previously had senior unsecured notes with an aggregate principal amount of €350 million due in May 2025, with an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 at a 100.813% redemption premium after the completion of the Separation.

Tangible Equity Unit (“TEU”) Amortizing Notes

The Company previously had 6.50% TEU amortizing notes at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The final installment payment of $6.5 million principal was made on January 15, 2022.

2026 Notes

The Company previously had senior notes with a remaining principal amount of $300 million due on February 15, 2026 with an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 at a 103.188% redemption premium after the completion of the Separation.

Commitment Letter and Financing for Lima Acquisition

On September 22, 2023, the Company entered into a commitment letter (the “Commitment Letter”) to obtain an $800 million senior bridge facility for financing the Lima Acquisition (the “Bridge Facility”). The funding of the Bridge Facility, if needed, is subject to the satisfaction of certain customary conditions. The Bridge Facility will be reduced by an equivalent amount of the net cash proceeds of the incurrence of a new term loan facility, the issuance by the Company of debt, equity or equity-linked securities in a public offering or private placement, or the disposition of assets prior to the consummation of the Lima Acquisition and upon other specified events, subject to certain exceptions set forth in the Commitment Letter.

The Commitment Letter requires the Company to use commercially reasonable efforts to arrange and syndicate a $400 million senior term loan facility, the proceeds of which will be used to refinance and/or reduce the commitments under all or a portion of the Bridge Facility. The financing requirements under the Commitment Letter were completed in October 2023, as follows.

On October 23, 2023 the Company entered into an amendment to the Enovis Credit Agreement (the “Amendment”). The Amendment provides for a new term loan commitment in the aggregate amount of $400 million, which reduced, on a dollar-for-dollar basis, the commitments under the Commitment Letter. The term loan facility extended to the Company under the Amendment will be available on the date the Lima Acquisition is consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount and ultimately matures on April 4, 2027.

Pursuant to the Amendment, effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Credit Agreement (including the Term Loan Facility) will become secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Credit Agreement will be adjusted from total leverage ratio to senior secured leverage ratio and will require the senior secured leverage ratio to be no more than 3.75:1.00 with a step down to 3.50:1.00 commencing with the fiscal quarter ending June 30, 2024; (iii) certain changes to the negative covenants will become effective (including restrictions on repayments of junior financing and amendments to junior financing documents); and (iv) certain additional changes will be implemented (including the removal of the guaranty fallaway provision).

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On October 24, 2023, the Company issued $460 million aggregate principal amount of senior unsecured convertible notes in a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted.

Holders may convert their 2028 Notes under the following conditions at any time prior to the close of business on the business day immediately preceding April 15, 2028 in multiples of $1,000 principal amount, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of 2028 Notes, as determined following a request by a holder of 2028 Notes in accordance with the procedures described below, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events as described in the indenture governing the 2028 Notes.

In addition, holders may convert their 2028 Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after April 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. The conversion rate is 17.1474 shares of common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $58.32 per share of common stock), subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 2028 Notes. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election, in respect of the remainder,

The Company also entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2028 Notes and paid $62 million to the counterparties. The capped call transactions are intended generally to mitigate potential dilution to the Company’s common stock upon conversion of any Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. If, however, the market price per share of common stock exceeds $89.72, the initial cap price of the capped call transactions, there would be dilution effect and/or no offset of any cash payments, in each case, attributable to the amount by which the market price of the common stock exceeds the cap price.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $11.2 million were outstanding as of September 29, 2023.

Deferred Financing Fees

The Company has $11.7 million in deferred financing fees of which $3.7 million was recorded in conjunction with the Enovis Credit Agreement as of September 29, 2023 and are accreted to Interest expense, net primarily using a straight-line method over the life of the facility. The balance of $8.0 million was recorded in September 2023 related to the Commitment Letter discussed above and is amortized over the life of the Bridge Facility. Upon the completion of the amendment to the Enovis Credit Agreement and senior unsecured convertible notes offering in October 2023, the Bridge Facility was terminated and the unamortized balance of the Bridge Facility deferred financing fees will be written-off in the fourth quarter of 2023.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 29, 2023	December 31, 2022
	(In thousands)
Accrued compensation and related benefits	$64,384	$51,384
Accrued third-party commissions	25,378	24,958
Lease liability - current portion	20,910	24,281
Accrued taxes	15,106	13,676
Accrued rebates	11,600	13,715
Accrued professional fees	9,737	15,670
Contingent consideration - current portion	7,790	8,812
Accrued royalties	5,288	5,777
Accrued freight	3,576	3,955
Customer advances and billings in excess of costs incurred	3,082	3,560
Warranty liability	2,846	2,804
Accrued restructuring liability	2,159	1,090
Accrued interest	388	2,921
Other	57,980	37,689
	$230,224	$210,292

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 29, 2023
	Balance at Beginning of Period	Provisions	Payments	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$972	$4,930	$(3,824)	$2,078
Facility closure costs and other(2)	118	6,852	(6,889)	81
Total	$1,090	11,782	$(10,713)	$2,159
Non-cash charges(2)		301
Total Provisions(3)		$12,083
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities, site cost structures, and product lines.
(3) For the nine months ended September 29, 2023, $6.2 million and $5.9 million of the Company’s total provisions were related to the Prevention & Recovery and Reconstructive segments, respectively. Restructuring and other charges includes $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 29, 2023.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of September 29, 2023, the Company held $26.5 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the nine months ended September 29, 2023 the Company recorded a reduction in contingent consideration of $0.8 million due to a final agreement on the payout from an acquisition in 2020 and payments of $0.9 million, offset by increases for interest accretion and effect of foreign currency. The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $10.0 million. There are two contingent consideration arrangements that have no limits and are based on a percentage of sales in excess of a benchmark over three and five-year periods, respectively.

There were no transfers in or out of Level One, Two or Three during the nine months ended September 29, 2023.

	Total Contingent Consideration Rollforward
	Beginning Balance	Charges	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration	$27,809	$(832)	$1,133	$(868)	$(741)	$26,500

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of September 29, 2023 and December 31, 2022 the fair value of these plans were $12.9 million and $10.3 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

Forward Currency Contracts

The Company’s objective in using forward currency contracts is to add stability to the Company’s earnings and to protect the U.S. Dollar value of forecasted transactions. To accomplish this objective, the Company has entered into forward currency

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

contract agreements between the U.S. Dollar and the Mexican Peso as part of its risk management strategy. These forward currency contract agreements are designated and qualify as cash flow hedges.

The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in Unrealized gain (loss) on hedging activities, net of tax within the Company’s unaudited Consolidated Statements of Comprehensive Income (Loss) until the underlying third party transaction occurs. When the underlying third-party transaction occurs, the Company recognizes the gain or loss in earnings within Cost of Sales in its unaudited Condensed Consolidated Statements of Operations. The contracts are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

At September 29, 2023, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $1,260.0 million and a U.S. Dollar aggregate notional amount of $71.9 million. During the three and nine months ended September 29, 2023, the Company recognized a realized gain of $0.2 million on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. There was nothing recognized in 2022 as the Mexican Peso forward currency program was established in the second quarter of 2023.

The Company also used a non-designated forward currency contract for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of Novastep, which closed in June 2023. During the second quarter of 2023, the Company recognized a loss of $1.5 million on its Condensed Consolidated Statements of Operations related to the settlement of this non-designated forward currency contract. The loss is recorded in Other expense, net on Condensed Consolidated Statements of Operations.

Net Investment Hedges

On April 18, 2023, the Company entered into cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣403 million and a U.S. Dollar aggregate notional amount of $450 million at September 29, 2023.

Cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency fixed-rate payments over the life of the agreement. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive (loss) and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. Amounts are reclassified out of Accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated.

During the three and nine months ended September 29, 2023, the Company received interest income on its cross-currency swap derivatives of $2.6 million and $4.7 million, respectively, which is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three and nine months ended September 29, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands)
Gain (loss) on cross-currency swaps	$5,991	$—	$(1,199)	$—
Gain (loss) on forward currency contracts	(1,654)	—	(1,654)	—
	$4,337	$—	$(2,853)	$—

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 29, 2023 and December 31, 2022:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	September 29, 2023	December 31, 2022
Derivative Assets
Forward currency contracts	Other current assets	12	—
Cross-currency swaps	Other current assets	7,524	—
Total Derivative Assets		$7,536	$—

Derivative Liabilities
Forward currency contracts	Other current liabilities	1,150	—
Forward currency contracts	Other long-term liabilities	684	—
Cross-currency swaps	Other long-term liabilities	8,723	—
Total Derivative Liabilities		$10,557	$—

(1) The Company classifies derivative assets and liabilities as current when the settlement date of the contract is one year or less.

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

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

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

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which excludes the effect of Other (income) expense, net, non-operating (gain) loss on investments, debt extinguishment charges, interest expense, net, restructuring and certain other charges, Medical Device Regulation (MDR) and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, insurance settlement loss (gain), and inventory step-up charges from the results of the Company’s operating segments.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands)
Net sales:
Prevention & Recovery	$270,287	$256,502	$794,502	$765,120
Reconstructive	147,237	127,312	457,675	389,268
	$417,524	$383,814	$1,252,177	$1,154,388
Segment Adjusted EBITDA(1):
Prevention & Recovery	$44,102	$39,532	$109,123	$101,050
Reconstructive	21,284	17,677	78,357	60,076
	$65,386	$57,209	$187,480	$161,126
(1) The following is a reconciliation of Income (loss) from continuing operations before income taxes to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands)
Income (loss) from continuing operations before income taxes (GAAP)	$(25,503)	$(78,278)	$(74,785)	$471
Restructuring and other charges (1)	5,341	2,989	12,083	8,497
MDR and other costs (2)	6,228	3,600	23,021	10,648
Strategic transaction costs	10,482	8,146	27,547	32,549
Stock-based compensation	8,366	7,205	24,142	21,734
Depreciation and other amortization	21,492	18,159	62,237	56,109
Amortization of acquired intangibles	33,967	31,993	98,256	94,603
Inventory step-up	2	2,061	148	12,038
Interest expense, net	5,768	6,334	15,496	17,944
Other (income) expense, net	(757)	(300)	(665)	(300)
Debt extinguishment charges	—	—	—	20,104
Insurance settlement loss (gain) (3)	—	975	—	(32,059)
Gain on cost basis investment	—	(8,800)	—	(8,800)
Unrealized (gain) loss on investment in ESAB Corporation	—	63,125	—	(72,412)
Adjusted EBITDA (non-GAAP)	$65,386	$57,209	$187,480	$161,126

(1) Restructuring and other charges includes $— million and $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2023, respectively. Restructuring and other charges includes $— million and $0.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively.
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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. Subsequent Events

Precision AI Acquisition

On October 5, 2023, the Company completed a business combination in its Reconstructive segment of Precision AI, an Australian company specializing in the development of surgical planning software in multiple areas of the body. The acquisition will be accounted for under the acquisition method of accounting, and accordingly, the Condensed Consolidated Financial Statements will include the financial position and results of operations beginning the next fiscal quarter. The Company paid $27.5 million for the acquisition, net of cash received, and estimated $12.4 million contingent consideration related to certain regulatory milestones in 2024.

Financing for Lima Acquisition

In October 2023, the Company entered into an amendment to the Enovis Credit Agreement and issued $460 million aggregate principal amount of senior unsecured convertible notes in conjunction with financing the Lima Acquisition which is expected to close in the first quarter of 2024. See Note 10. “Debt” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2023 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Statements other than statements of historical fact are statements could be deemed forward-looking statements, including statements regarding: the Company’s pending acquisition (the “Lima Acquisition”) of LimaCorporate S.p.A. (“Lima”); the impacts of the completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the impact of public health emergencies and global pandemics (including COVID-19); projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of increasing inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

•the ability of the Company to successfully complete the proposed acquisition of Lima on the anticipated terms and timing, including obtaining required regulatory approvals and other conditions to the completion of the acquisition;

•the financing arrangements relating to the Lima Acquisition;

•the effects of the Lima Acquisition on the Company’s and Lima’s operations;

•the potential impact of the announcement or the consummation of the acquisition of Lima on relationships with customers, suppliers and other third parties;

•an inability to identify, finance, acquire and successfully integrate suitable acquisition candidates;

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

•potential indemnification liabilities to ESAB pursuant to the Separation and distribution agreement and other related agreements;

•changes in the general economy;

•disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine;

•the loss of key members of our leadership team, or the inability to attract, develop, engage, and retain qualified employees; and

•other risks and factors listed in Part II, Item 1A. “Risk Factors” in this Form 10-Q and Part 1, Item 1A. “Risk Factors” in Part I of our 2022 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. We do not assume any obligation and do not intend to update any forward-looking statement, except as required by law. See “Risk Factors” in this Form 10-Q and our 2022 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

Please see Part I, Item 1. “Business” in our 2022 Form 10-K for a discussion of the Company’s objectives and methodologies for delivering shareholder value.

Following the Separation, the Company changed its name from “Colfax Corporation” to “Enovis Corporation,” began operating its business as “Enovis” and, as of April 5, 2022, the Company’s common stock began trading under the new ticker symbol “ENOV.” See the Results of Operations section below for further information on the Separation.

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

Integral to our operations is our business management system, Enovis Growth Excellence (“EGX”). EGX includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders, and associates. We believe that our management team’s access to, and experience in, the application of the EGX methodology is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, as defined in the “Non-GAAP Measures” section below.

Items Affecting Comparability of Reported Results and Other Recent Developments

The comparability of our operating results for the three and nine months ended September 29, 2023 to the comparable period in 2022 is affected by the following significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the three and nine months ended September 29, 2023 presented in this filing represents the incremental sales as a result of acquisitions that closed subsequent to the beginning of the comparable prior period.

During the nine months ended September 29, 2023, we completed one business combination and one asset acquisition in our Reconstructive segment. On June 28, 2023, we acquired Novastep, a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions for total consideration of $96.9 million. The Novastep best-in-class MIS bunion system serves a rapidly growing portion of the global bunion segment. On July 20, 2023, we completed the asset acquisition of SEAL, developers of a broad line of external fixation products for total consideration of $28.2 million.

During the year ended December 31, 2022, we completed two business combinations in our Reconstructive segment for aggregate net cash consideration of $50.5 million and four asset acquisitions in our Prevention & Recovery segment for total consideration of $22.3 million, of which $12.6 million was paid in cash and $9.6 million consists of deferred and contingent consideration. In the second quarter of 2022, we acquired KICo Knee Innovation Company Pty Limited and subsidiaries, an

Australian private company doing business as 360 Med Care, which is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to the device supply arrangements with surgeons, hospitals, and insurers. In the third quarter of 2022, we acquired a controlling interest in Insight Medical Systems, whose flagship product is the ARVIS surgical navigation system.

On September 22, 2023, as discussed more fully in Note 4, “Acquisitions and Investments,” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, we entered into a definitive agreement to acquire Lima, a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware. We have incurred and expect to continue to incur non-recurring costs associated with the Lima Acquisition. The closing of the Lima Acquisition is subject to the receipt of applicable regulatory approvals and other customary closing conditions and is expected to be completed in the first quarter of 2024.

Foreign Currency Fluctuations

During the three and nine months ended September 29, 2023, approximately 31% and 32% of our sales, respectively, were derived from operations outside the U.S., the majority of which is in Europe, with the remaining portion mostly in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the U.S. are denominated in currencies other than the U.S. dollar. Similar portions of our manufacturing and employee costs are also outside the U.S. and denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended September 29, 2023 compared to the three months ended September 30, 2022, fluctuations in foreign currencies increased Net sales by 1.4%, increased Gross profit by approximately 0.3%, and increased operating expenses by approximately 1.7%. For the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022, fluctuations in foreign currencies increased Net sales by 0.1%, decreased Gross profit by approximately 0.6%, and increased operating expenses by approximately 0.3%. The unfavorable impact on gross profits is due to the Mexican peso strengthening and its effect on costs at one of our primary manufacturing facilities.

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

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net income (loss) from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three and nine months ended September 29, 2023 and September 30, 2022.

	Three Months Ended
	September 29, 2023			September 30, 2022
	Prevention & Recovery	Reconstructive	Total	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP) (1)			$(19.5)			$(65.9)
Income tax benefit			(6.1)			(12.3)
Other (income) expense, net			(0.8)			(0.3)
Unrealized (gain) loss on investment in ESAB Corporation			—			63.1
Gain on cost basis investment			—			(8.8)
Debt extinguishment charges			—			—
Interest expense, net			5.8			6.3
Operating income (loss) (GAAP)	$0.8	$(21.2)	(20.5)	$(0.4)	$(17.5)	(17.9)
Operating income (loss) margin	0.3%	(14.4)%	(4.9)%	(0.2)%	(13.8)%	(4.7)%
Adjusted to add (deduct):
Restructuring and other charges	2.9	2.5	5.3	1.3	1.7	3.0
MDR and other costs (2)	3.4	2.8	6.2	2.4	1.2	3.6
Strategic transaction costs(2)	2.6	7.9	10.5	5.4	2.7	8.1
Stock-based compensation (2)	5.4	3.0	8.4	4.8	2.4	7.2
Depreciation and other amortization	5.5	15.9	21.5	5.5	12.6	18.2
Amortization of acquired intangibles	23.5	10.5	34.0	19.8	12.2	32.0
Insurance settlement (gain) loss (2)	—	—	—	0.7	0.3	1.0
Inventory step-up	—	—	—	—	2.1	2.1
Adjusted EBITDA (non-GAAP)	$44.1	$21.3	$65.4	$39.5	$17.7	$57.2
Adjusted EBITDA margin (non-GAAP)	16.3%	14.5%	15.7%	15.4%	13.9%	14.9%
(1) Non-operating components of Net income (loss) from continuing operations are not allocated to the segments.
(2) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

	Nine Months Ended
	September 29, 2023			September 30, 2022
	Prevention & Recovery	Reconstructive	Total	Prevention & Recovery	Reconstructive	Total
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP) (1)			$(56.9)			$16.6
Income tax benefit			(17.9)			(16.2)
Other (income) expense, net			(0.7)			(0.3)
Unrealized (gain) loss on investment in ESAB Corporation			—			(72.4)
Gain on cost basis investment			—			(8.8)
Debt extinguishment charges			—			20.1
Interest expense, net			15.5			17.9
Operating loss (GAAP)	$(21.8)	$(38.1)	(60.0)	$(1.4)	$(41.6)	(43.0)
Operating loss margin	(2.7)%	(8.3)%	(4.8)%	(0.2)%	(10.7)%	(3.7)%
Adjusted to add (deduct):
Restructuring and other charges (2)	6.2	5.9	12.1	4.7	3.8	8.5
MDR and other costs (3)	11.6	11.4	23.0	7.1	3.6	10.6
Strategic transaction costs (3)	10.6	16.9	27.5	21.6	11.0	32.5
Stock-based compensation (3)	15.3	8.8	24.1	14.4	7.3	21.7
Depreciation and other amortization	17.0	45.2	62.2	17.7	38.4	56.1
Amortization of acquired intangibles	70.2	28.1	98.3	58.4	36.3	94.6
Insurance settlement (gain) loss (3)	—	—	—	(21.4)	(10.6)	(32.1)
Inventory step-up	—	0.1	0.1	—	12.0	12.0
Adjusted EBITDA (non-GAAP)	$109.1	$78.4	$187.5	$101.1	$60.1	$161.1
Adjusted EBITDA margin (non-GAAP)	13.7%	17.1%	15.0%	13.2%	15.4%	14.0%
(1) Non-operating components of Net income (loss) from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $0.3 million and $0.8 million of expense classified as Cost of sales on our Condensed Consolidated Statements of Operations for the nine months ended September 29, 2023 and September 30, 2022, respectively.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

Total Company

Sales

Net sales for the three and nine months ended September 29, 2023 increased from the three and nine months ended September 30, 2022. The following table presents the components of changes in our consolidated Net sales.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and nine months ended September 30, 2022	$383.8		$1,154.4
Components of Change:
Existing Businesses(1)	23.6	6.1%	90.2	7.8%
Acquisitions(2)	4.6	1.2%	6.6	0.6%
Foreign Currency Translation(3)	5.5	1.4%	1.0	0.1%
	33.7	8.8%	97.8	8.5%
For the three and nine months ended September 29, 2023	$417.5		$1,252.2
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

The increase in Net sales during the three and nine months ended September 29, 2023 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments, while acquisition and favorable foreign currency translation also added to the growth to a lesser extent. Existing business sales in our Reconstructive segment increased $13.1 million and $60.0 million during the three and nine months ended September 29, 2023, respectively, due to higher sales volumes compared to the prior year period, driven by broad market strength and market outperformance. Existing business sales in our Prevention & Recovery segment increased $10.5 million and $30.1 million during the three and nine months ended September 29, 2023, respectively, due to volume and inflation-related pricing increases. Net sales from acquisitions increased in the three and nine months ended September 29, 2023 primarily due to the Novastep acquisition in June 2023. The weakening of the U.S. dollar relative to other currencies resulted in $5.5 million and $1.0 million favorable foreign currency translation impacts during the three and nine months ended September 29, 2023.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(Dollars in millions)
Gross profit	$243.0	$215.8	$726.4	$637.6
Gross profit margin	58.2%	56.2%	58.0%	55.2%
Selling, general and administrative expense	$204.2	$182.2	$619.3	$564.3
Research and development expense	$19.9	$15.6	$57.0	$46.1
Operating loss	$(20.5)	$(17.9)	$(60.0)	$(43.0)
Operating loss margin	(4.9)%	(4.7)%	(4.8)%	(3.7)%
Net income (loss) from continuing operations	$(19.5)	$(65.9)	$(56.9)	$16.6
Net loss from continuing operations margin (GAAP)	(4.7)%	(17.2)%	(4.5)%	1.4%
Adjusted EBITDA (non-GAAP)	$65.4	$57.2	$187.5	$161.1
Adjusted EBITDA margin (non-GAAP)	15.7%	14.9%	15.0%	14.0%
Items excluded from Adjusted EBITDA:
Restructuring and other charges (1)	$5.3	$3.0	$12.1	$8.5
MDR and other costs	$6.2	$3.6	$23.0	$10.6
Strategic transaction costs	$10.5	$8.1	$27.5	$32.5
Stock-based compensation	$8.4	$7.2	$24.1	$21.7
Depreciation and other amortization	$21.5	$18.2	$62.2	$56.1
Amortization of acquired intangibles	$34.0	$32.0	$98.3	$94.6
Insurance settlement loss (gain)	$—	$1.0	$—	$(32.1)
Inventory step-up	$—	$2.1	$0.1	$12.0
Unrealized (gain) loss on investment in ESAB Corporation	$—	$63.1	$—	$(72.4)
Gain on cost basis investment	$—	$(8.8)	$—	$(8.8)
Interest expense, net	$5.8	$6.3	$15.5	$17.9
Debt extinguishment charges	$—	$—	$—	$20.1
Other income	$(0.8)	$(0.3)	$(0.7)	$(0.3)
Income tax benefit	$(6.1)	$(12.3)	$(17.9)	$(16.2)
(1) Restructuring and other charges includes $— million and $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2023, respectively. Restructuring and other charges includes $— million and $0.8 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively.

Three Months Ended September 29, 2023 Compared to Three Months Ended September 30, 2022

Gross profit increased in the three months ended September 29, 2023 compared with the prior year period due to a $15.9 million increase in our Reconstructive segment and a $11.2 million increase in our Prevention & Recovery segment. The Gross profit increase was attributable to increased sales in our existing businesses from volume and inflation-related pricing increases, improved operating cost leverage, and the benefit of a decrease of $2.1 million in inventory fair value step-up amortization charges. Gross profit margin increased due to the aforementioned factors.

Selling, general and administrative expense increased $22.0 million in the three months ended September 29, 2023 compared to the prior year period, primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development costs also increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to business acquisitions.

Interest expense, net decreased in the three months ended September 29, 2023 compared to the prior year period due to a reduction in debt balances as a result of the extinguishment of the outstanding balance of the Enovis Term Loan and interest savings from $2.6 million interest received on the Swiss Franc cross-currency swap agreements.

The effective tax rate for Net loss from continuing operations during the three months ended September 29, 2023 was 23.7%, which differed from the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income taxed at lower rates, release of valuation allowance on non-U.S attributes, tax credits for research and development, and release of uncertain tax positions. This was offset by other non-deductible expenses and U.S. taxation on international operations. The effective tax rate for Net loss from continuing operations during the three months ended September 30, 2022 was 15.8%, which was lower than the 2022 U.S. federal statutory tax rate of 21% mainly due to non-taxable unrealized loss on the investment in ESAB and gain on cost basis investment, offset by non-deductible costs related to the tax-free Separation.

Net loss from continuing operations decreased in the three months ended September 29, 2023 compared with the prior year period, primarily due to the one-time items in the prior year period, including the Unrealized loss on investment in ESAB Corporation and Gain on cost basis investment and the aforementioned Gross profit and Selling, general, and administrative increases. Adjusted EBITDA increased due to organic growth. Adjusted EBITDA margin excluding the effects of recent acquisitions and foreign currency pressures increased by approximately 180 basis points. Our recent acquisitions in our Reconstructive segment, which were dilutive to the net loss margin from continuing operations and to Adjusted EBITDA margin by approximately 20 basis points, are expected to be accretive to margins in future years.

Nine Months Ended September 29, 2023 Compared to Nine Months Ended September 30, 2022

Gross profit increased in the nine months ended September 29, 2023 compared with the prior year period due to a $64.6 million increase in our Reconstructive segment and a $24.2 million increase in our Prevention & Recovery segment. The Gross profit increase was attributable to increased sales in our existing businesses from volume and inflation-related pricing increases, improved operating cost leverage, and the benefit of a decrease of $11.9 million in inventory fair value step-up amortization charges, partially offset by unfavorable foreign currency translation and inflation in supply chain, logistics, and other costs. Gross profit margin increased due to the aforementioned factors.

Selling, general and administrative expense increased $55.0 million in the nine months ended September 29, 2023 compared to the prior year period, primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives and a reduction of strategic transaction costs. Research and development costs also increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to business acquisitions.

Interest expense, net decreased in the nine months ended September 29, 2023 compared to the prior year period due to a reduction in debt balances as a result of the Separation-related debt redemptions at the beginning of the second quarter of 2022, the extinguishment of the outstanding balance of the Enovis Term Loan, and interest savings from $4.7 million interest received on the Swiss Franc cross-currency swap agreements.

The effective tax rate for Net loss from continuing operations during the nine months ended September 29, 2023 was 23.9%, which differed from the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income taxed at lower rates, release of valuation allowance on non-U.S attributes, tax credits for research and development, and release of uncertain tax positions. This was offset by other non-deductible expenses and U.S. taxation on international operations. The effective tax rate for Net income from continuing operations during the nine months ended September 30, 2022 was (3,434.4)%, which differed from the 2022 U.S. federal statutory tax rate of 21% mainly due to non-taxable unrealized gain on the investment in ESAB and gain on cost basis investment, offset by non-deductible costs related to the tax-free Separation.

Net loss from continuing operations increased in the nine months ended September 29, 2023 compared with the prior year period, primarily due to one-time income items in the prior year period, including the Unrealized gain on investment in ESAB Corporation, Gain on cost basis investment, and Insurance settlement gain, partially offset by the reduction of debt extinguishment charges and the aforementioned Gross profit and Selling, general, and administrative increases. Adjusted EBITDA increased due to organic growth. Adjusted EBITDA margin excluding the effects of recent acquisitions and foreign currency pressures increased by approximately 180 basis points. Our recent acquisitions in our Reconstructive segment, which were dilutive to the net loss margin from continuing operations and to Adjusted EBITDA margin by approximately 20 basis points, are expected to be accretive to margins in future years.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(Dollars in millions)
Net sales	$270.3	$256.5	$794.5	$765.1
Gross profit	$143.7	$132.5	$412.9	$388.7
Gross profit margin	53.2%	51.7%	52.0%	50.8%
Selling, general and administrative expenses	$107.5	$102.7	$332.0	$323.7
Research and development expense	$9.2	$8.5	$26.6	$25.5

Operating income (loss) (GAAP)	$0.8	$(0.4)	$(21.8)	$(1.4)
Operating income (loss) margin (GAAP)	0.3%	(0.2)%	(2.7)%	(0.2)%
Adjusted EBITDA (non-GAAP)	$44.1	$39.5	$109.1	$101.1
Adjusted EBITDA margin (non-GAAP)	16.3%	15.4%	13.7%	13.2%

Three Months Ended September 29, 2023 Compared to Three Months Ended September 30, 2022

Net sales in our Prevention & Recovery segment increased $13.8 million, or 5.4%, in the three months ended September 29, 2023 compared with the prior year period, driven by increases in volume and inflation-related pricing increases. Gross profit increased $11.2 million due to inflation-related pricing increases, improved sales mix in our existing businesses, and reductions in freight costs. Gross profit margin increased 150 basis points due to the aforementioned factors. Selling, general and administrative expense increased slightly due to investment to support growth and spending on MDR and other costs, partially offset by a reduction of allocated corporate costs due to the growth in the Reconstructive segment. Operating loss increased due to a one-time Insurance settlement gain in 2022, as well as higher acquisition amortization, offset by improved sales mix in our existing businesses. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved sales mix.

Nine Months Ended September 29, 2023 Compared to Nine Months Ended September 30, 2022

Net sales in our Prevention and Recovery segment increased $29.4 million, or 3.8%, despite currency translation pressure of $0.7 million in the nine months ended September 29, 2023 compared with the prior year period, driven by organic growth in existing businesses which was aided by pricing increases to mitigate inflation. Gross profit increased $24.2 million due to the improved sales, offset by the effect of unfavorable foreign currency and inflation of supply chain, logistics, and other costs. Gross profit margin increased 110 basis points due to improved sales mix and inflation-related customer pricing, partially offset by the effect of unfavorable foreign currency in a primary manufacturing facility. Selling, general and administrative expense increased primarily due to investment to support growth, spending on MDR and other costs, offset by a reduction of allocated corporate costs due to the growth in the Reconstructive segment. Operating loss increased due to an insurance settlement gain recorded in the second quarter of 2022 and higher Selling, general and administrative expenses, partially offset by the higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved sales mix, partially offset by unfavorable foreign currency impacts in a primary manufacturing facility during the nine months ended September 29, 2023 compared to the prior year period.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(Dollars in millions)
Net sales	$147.2	$127.3	$457.7	$389.3
Gross profit	$99.2	$83.3	$313.5	$248.9
Gross profit margin	67.4%	65.4%	68.5%	63.9%
Selling, general and administrative expenses	$96.8	$79.5	$287.3	$240.6
Research and development expense	$10.7	$7.1	$30.4	$20.6

Operating loss (GAAP)	$(21.2)	$(17.5)	$(38.1)	$(41.6)
Operating loss margin (GAAP)	(14.4)%	(13.8)%	(8.3)%	(10.7)%
Adjusted EBITDA (non-GAAP)	$21.3	$17.7	$78.4	$60.1
Adjusted EBITDA margin (non-GAAP)	14.5%	13.9%	17.1%	15.4%

Three Months Ended September 29, 2023 Compared to Three Months Ended September 30, 2022

Net sales in our Reconstructive segment increased in the three months ended September 29, 2023 compared to the prior year period, by $19.9 million, or 15.6%, primarily due to higher sales volumes driven by broad market strength and market outperformance. Gross profit and profit margin increased over the same period, primarily due to increased sales in our existing businesses, improved operating cost leverage, and the benefit of a decrease of $2.1 million in inventory fair value step-up amortization charges. Selling, general and administrative expense increased over the same period primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development expense increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss increased, primarily due to an insurance settlement gain recorded in the second quarter of 2022, partially offset by the aforementioned factors driving organic growth. Adjusted EBITDA increased primarily due to growth in existing businesses and improved operating cost leverage. Without the impact of recent acquisitions, Adjusted EBITDA margins increased 120 basis points compared to prior year. Recent acquisitions were dilutive to the margin by approximately 60 basis points but are expected to be accretive to margins in future years.

Nine Months Ended September 29, 2023 Compared to Nine Months Ended September 30, 2022

Net sales increased in our Reconstructive segment by $68.4 million, or 17.6%, primarily due to higher sales volumes driven by broad market strength and market outperformance. Gross profit increased in the nine months ended September 29, 2023 compared to the prior year period, primarily due to increased sales in our existing businesses, improved operating cost leverage, and the benefit of a decrease of $11.9 million in inventory fair value step-up amortization charges, which also led to an increase in Gross profit margin. Selling, general and administrative expense increased over the same period primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives. Research and development expense increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss decreased primarily due to the aforementioned factors driving organic growth, offset by an insurance settlement gain recorded in the second quarter of 2022. Adjusted EBITDA increased primarily due to growth in existing businesses, partially offset by inflation of supply chain, logistics, and other costs. Without the impact of recent acquisition, Adjusted EBITDA increased primarily due to growth in existing businesses and improved operating cost leverage. Without the impact of recent acquisitions, Adjusted EBITDA margins increased 230 basis points compared to prior year. Recent acquisitions were dilutive to the margin by approximately 60 basis points but are expected to be accretive to margins in future years.

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

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of September 29, 2023, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

On April 4, 2022, we entered into a new credit agreement (the “Enovis Credit Agreement”), consisting of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million (the “Enovis Term Loan”) which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement.

On November 18, 2022, we completed an exchange with a lender under the Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million Enovis Term Loan that was outstanding at that time outstanding under the Enovis Credit Agreement, net of cost to sell. The remaining balance on the Enovis Term Loan was extinguished on March 1, 2023, with proceeds from the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a current maximum total leverage ratio of not more than 3.75:1.00 and thereafter, stepping down to 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Revolver.

In connection with the Lima Acquisition, on October 23, 2023 we entered into an amendment to the Enovis Credit Agreement (the “Amendment”). The Amendment provides for a new term loan commitment in the aggregate amount of $400 million. The term loan facility extended to us under the Amendment will be available on the date the Lima Acquisition is consummated, will amortize at 1.25%, and mature on April 4, 2027.

Pursuant to the Amendment, effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Credit Agreement (including the Term Loan Facility) will become secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Credit Agreement will be adjusted from total leverage ratio to senior secured leverage ratio and will require the senior secured leverage ratio to be no more than 3.75:1.00 with a step down to 3.50:1.00 commencing with the fiscal quarter ending June 30, 2024; (iii) certain changes to the negative covenants will become effective (including restrictions on repayments of junior financing and amendments to junior financing documents); and (iv) certain additional changes will be implemented (including the removal of the guaranty fallaway provision).

Convertible Notes and Capped Calls

In connection with the signing of the definitive stock purchase agreement for the Lima Acquisition, we entered into several financing agreements in October 2023. On October 24, 2023, we issued $460 million aggregate principal amount of senior unsecured convertible notes in a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024. The 2028 Notes will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted.

We also entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2028 Notes. The capped call transactions are intended generally to mitigate potential dilution to our common stock upon conversion of any 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap.

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $11.2 million were outstanding as of September 29, 2023.

Cash Flows

As of September 29, 2023, we had $32.1 million of Cash and cash equivalents, an increase of $7.8 million from the balance as of December 31, 2022 of $24.3 million. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(Dollars in millions)
Net cash provided by (used in) operating activities	$66.6	$(19.9)
Purchases of property, plant and equipment and intangibles	(94.3)	(68.7)
Proceeds from sale of property, plant and equipment	42.6	2.7
Payments for acquisitions, net of cash received, and investments	(131.4)	(73.4)
Net cash used in investing activities	(183.1)	(139.3)
Net borrowings (repayments) of debt	133.2	(1,630.2)
Distribution from ESAB Corporation, net	—	1,143.4
Proceeds from issuance of common stock, net	1.5	2.5
Payment of debt extinguishment costs	—	(12.7)
Other financing (1)	(9.7)	(9.8)
Net cash provided by (used in) financing activities	125.0	(506.8)
Effect of foreign exchange rates on Cash and cash equivalents	(0.7)	1.6
Increase (decrease) in Cash and cash equivalents	$7.8	$(664.4)

(1) Primarily includes payments of debt issuance costs and deferred consideration payments, which are fixed payments for acquisitions which are contractually paid in years after the acquisition date.

Cash used in operating activities related to discontinued operations for the nine months ended September 29, 2023 and nine months ended September 30, 2022 was $1.2 million and $26.8 million, respectively.

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Excluding the impact of cash used in discontinued operations, cash flows from operating activities increased $60.9 million year-over-year. This increase includes a lower investment in working capital of $20 million, a decrease in cash paid for interest of $18 million, and favorable changes in accrued compensation and benefits of approximately $13 million.

Cash flows used in investing activities during the nine months ended September 29, 2023 were $183.1 million compared to $139.3 million in the prior year period due to higher investments in the current year driven by acquisition of Novastep for $96.9 million, net of cash received; partially offset by proceeds from sale of an asset previously classified as held for sale for $42.6 million. The amounts included in Purchases of property, plant and equipment and intangibles related to discontinued operations for the nine months ended September 30, 2022 were $5.9 million. The amounts included in Proceeds from sale of property, plant and equipment related to discontinued operations for the nine months ended September 30, 2022 were $2.7 million.

Cash flows provided by financing activities during the nine months ended September 29, 2023 include $133.2 million of net debt borrowings primarily used for the acquisitions of Novastep and SEAL. Cash flows used in financing activities for the nine months ended September 30, 2022 include net debt repayments of $1,630.2 million, partially offset by the Distribution from ESAB Corporation, net of $1,143.4 million.

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

There have been no significant additions or changes to the methods, estimates and judgments included in “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2022 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of September 29, 2023 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and nine months ended September 29, 2023 would have increased Interest expense for our variable rate-based debt by approximately $1.0 million and $2.5 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and nine months ended September 29, 2023, approximately 31% and 32% of our sales, respectively, were derived from operations outside the U.S. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. dollar and Euro than other currencies. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of September 29, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in “Part I. Item 1A. Risk Factors” of the 2022 Form 10-K and the other information set forth in this Form 10-Q, the 2022 Form 10-K, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. With the exception of the following, there have been no material changes in the risk factors set forth in “Part I. Item 1A. Risk Factors” in the 2022 Form 10-K.

Acquisitions have formed a significant part of our growth strategy in the past and are expected to continue to do so. If we are unable to identify suitable acquisition candidates, complete any proposed acquisitions or successfully integrate the businesses we acquire, our growth strategy may not succeed and we may not realize the anticipated benefits of our acquisitions.

We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to: obtain debt or equity financing that we may need to complete proposed acquisitions; identify suitable acquisition candidates; negotiate appropriate acquisition terms; complete the proposed acquisitions; and integrate the acquired business into our existing operations. If we fail to achieve any of these steps, our growth strategy may not be successful. For example, we recently entered into an agreement to acquire Lima. If the Lima Acquisition is not completed for any reason, our business and financial results may be adversely affected.

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

In addition, the anticipated benefits of an acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits and synergies from our acquisitions within a reasonable time, our business, financial condition and results of operations may be adversely affected. For example, we have made a number of assumptions relating to the Lima Acquisition, including with respect to economic and business conditions, the performance of the Lima business, and other matters, and our failure to identify or understand the magnitudes of challenges associated with the Lima Acquisition could result in incorrect expectations of future results and increased risk of unanticipated or unknown issues or liabilities.

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

We have outstanding debt and other financial obligations and significant unused borrowing capacity, we incurred additional indebtedness in connection with the Lima Acquisition, and may incur or assume more debt in the future. Our debt level and related debt service obligations could have negative consequences, including: requiring us to dedicate significant cash flow from operations to the payment of amounts payable on our debt, which would reduce the funds we have available for other purposes; making it more difficult or expensive for us to obtain any necessary future financing; increasing our leverage and reducing our flexibility in planning for or reacting to changes in our industry and market conditions; making us more vulnerable in the event of a downturn in our business; and exposing us to interest rate risk given our debt obligations at variable interest rates. In addition, our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors, some of which are beyond our control. We may not continue to generate operating cash flow in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Additionally, the Enovis Credit Agreement, which governs our term loan and revolving credit facility, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit the Company’s ability to incur debt or liens, merge or consolidate with others, dispose of assets, or make investments or pay dividends. The Enovis Credit Agreement also contains financial covenants requiring the Company to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Upon an event of default, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding. These restrictions could have a material adverse effect on our business, financial condition and results of operations. In addition, certain provisions in the indenture governing the 2028 Notes may delay or prevent an attempted takeover of us that might be financially advantageous to stockholders.

The convertibility of the 2028 Notes subjects us to various risks. If the conditional conversion feature of the 2028 Notes is triggered, holders will be entitled to convert the 2028 Notes at any time during specified periods. In the case of any such election, we would be required to settle any converted principal amount of such notes in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current liability rather than long-term liability, resulting in a material reduction of our net working capital. The guidance governing the accounting treatment for the 2028 Notes was adopted relatively recently, and we cannot be sure whether changes or interpretations that may be made to accounting standards could either result in us accounting for the 2028 Notes in a different manner or have a material effect on our reported financial results. A substantial number of shares of our common stock is reserved for issuance upon conversion of the notes, and their issuance or the perception that such issuances may occur could adversely affect the market price of our common stock. In addition, the market price of our common stock could be affected by sales of our common stock by investors who view the 2028 Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity involving our common stock.

In connection with the pricing of the 2028 Notes, we entered into capped call transactions with the option counterparties
. The option counterparties and/or their respective affiliates may modify their hedge positions, which could cause an increase or decrease in the market price of our common stock. In addition, any or all of the option counterparties might default under the capped call transactions. Global economic conditions have resulted in the actual or perceived failure or financial difficulties of several financial institutions and could adversely impact the option counterparties’ performance under the capped call transactions. Upon a default by an option counterparty, we may also suffer adverse tax consequences and/or more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

The risk of non-compliance with non-U.S. laws, regulations and policies could adversely affect our results of operations, financial condition or strategic objectives.

The Lima Acquisition will introduce us into a number of new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which do not currently apply to us, and will increase our exposure to certain other geographic markets as well as their laws and regulations. These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. These laws and regulations include international labor and employment laws, environmental regulations and reporting requirements, data privacy requirements, and local laws prohibiting corrupt payments to government officials, antitrust and other regulatory laws. We will be subject to the risk that we, our employees, our agents, or our affiliated entities, or their respective officers, directors, employees and agents, may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three and nine months ended September 29, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1
Share Purchase Agreement, dated September 22, 2023, between Enovis Corporation and Emil Holding II S.a.r.l, (incorporated by reference to Exhibit 2.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on September 28, 2023)

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02***	Amended and Restated Bylaws of Enovis Corporation.

4.1
Indenture, dated October 24, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on October 25, 2023).

4.2	Form of 3.875% Convertible Senior Note due 2028 (included in Exhibit 4.1).

10.1	Commitment Letter, dated September 22, 2023, between Enovis Corporation and JPMorgan Chase Bank, N.A., UBS AG, Stamford Branch, and UBS Securities LLC

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.02 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	Chief Executive Officer and Director
Matthew L. Trerotola	(Principal Executive Officer)	November 7, 2023

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	November 7, 2023

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	November 7, 2023