Form 10-K
period 2023-12-31
Enovis CORP
filed 2024-02-22
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of common shares held by non-affiliates of the Registrant on June 30, 2023 was $3.478 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 16, 2024, the number of shares of the Registrant’s common stock outstanding was 54,619,822.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2024 Proxy Statement specifically incorporated herein by reference, the 2024 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Enovis,” “the Company,” “we,” “our,” and “us” refer to Enovis Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the Company’s recently completed acquisition (the “Lima Acquisition”) of LimaCorporate S.p.A. (“Lima”); the impacts of the completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”); the anticipated benefits of the Separation; the expected financial and operating performance of, and future opportunities for the Company following the Separation; the impact of public health emergencies and global pandemics (including COVID-19); projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of increasing inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “target,” “aim,” “seek,” “see,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the risks discussed in “Risk Factor Summary” below.

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

•The effects of contagious diseases, such as the COVID-19 pandemic, terrorist activity, man-made or natural disasters and war.
•Significant movements in foreign currency exchange rates.
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

Risks Related to Government Regulation and Litigation

•Extensive government regulation and oversight of our products, including the requirement to obtain and maintain regulatory approvals and clearances.
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
•Our information technology infrastructure and information are vulnerable to service interruptions, data corruption, cyber-based attacks or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.
•Failure to comply with anti-bribery and export control laws, economic sanctions or other trade laws.
•Risks associated with non-compliance with non-U.S. laws, regulations and policies.

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
•The issuances of additional Common and Preferred stock, which may adversely affect the market price of common stock.
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

During the year ended December 31, 2023, we completed three acquisitions within our Reconstructive segment and two investments within our Prevention & Recovery segment. See Note 5, “Acquisitions and Investments”, for further information.

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

The COVID-19 pandemic, actions taken in response to it, as well as other market dynamics caused economic disruptions impacting the results of operations in 2021 and 2022. The emergence of variants and outbreaks caused some volatility which slowed the pace of recovery in 2022. We also experienced cost inflation, supply chain challenges, such as logistics delays in 2022, as well as staffing shortages experienced by our customers (healthcare providers) that reduced capacity and procedures. The actions taken to mitigate impacts to our supply chain, including purchasing and producing additional inventory helped to protect our ability to meet customer demand during this time.

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

Our Reconstructive segment generates approximately 68% of its revenues in the U.S. and the majority of the remaining balance in Europe. The markets in which our Reconstructive segment competes are highly competitive and fragmented. We believe the principal elements of competition are innovation to create better patient outcomes, product quality, product reliability, brand names, and price. We compete in the Reconstructive segment with large companies that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. Key competitors for our Reconstructive segment include Stryker, Zimmer Biomet, and DePuy Synthes, the medical device business within Johnson & Johnson.

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

International Operations

Our principal market for our Prevention & Recovery and Reconstructive segments outside the U.S. is Europe. For the year ended December 31, 2023, approximately 32% of our Net sales were derived from operations outside the U.S., the majority of which is in Europe with the remaining portion mostly in the Asia-Pacific region.

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

Regulatory Environment

U.S. Food and Drug Administration Regulation

In the United States, our products generally are subject to regulation by the Food and Drug Administration (the “FDA”) as medical devices pursuant to the Federal Food Drug and Cosmetic Act (the “FDCA”). The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

Regulation of Medical Devices in the EU

In the EU, our products generally are regulated as medical devices. Until May 25, 2021, medical devices were regulated by the Medical Devices Directive (93/42/EEC) (“MDD”) which has been repealed and replaced by Regulation (EU) No 2017/745 (“MDR”). Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law. [Most of our current certificates have been granted under the MDD]. However, as of May 26, 2021, some of the MDR requirements apply in place of the corresponding requirements of the MDD with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will require all our devices to be certified under the new regime set forth in the MDR. We are actively working towards obtaining MDR-certification with our notified body.

In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the EU market must meet applicable General Safety and Performance Requirements (“GSPRs”), including that the device’s risks to patient condition or safety or to the safety and health of others must not outweigh its benefits. Other GSPRs include requirements that the device must achieve the manufacturer’s intended performance and be designed, manufactured and packaged in a suitable manner, and that the manufacturer must establish, implement, document and maintain a risk management plan. To demonstrate GSPR compliance, manufacturers must undergo a conformity assessment procedure that varies according to the medical device type and its risk classification. These procedures generally require an assessment of available clinical evidence, literature data, and post-market experience in respect of similar marketed products.

For all devices other than low risk devices, a conformity assessment procedure requires the involvement of a notified body to audit and examine technical documentation and the manufacturer’s quality management system. Notified bodies must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements. If satisfied that the product conforms to the relevant GSPR and the company has an MDR-compliant quality management system meeting, the notified body issues an EU certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then affix the European conformity marking (“CE mark”) to the device, which affirms conformity with applicable requirements and allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

The MDR became effective on May 26, 2021. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the MDR transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled and in particular, no substantial change must be made to the device. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the MDR, in particular the obligations described below.

Once a device is placed on the market in the EU, strict post-marketing obligations apply, including requirements to maintain post-market surveillance and vigilance systems, to report serious incidents and field safety corrective actions, and to submit periodic safety update reports or post-market surveillance reports.

In particular, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.

The advertising and promotion of medical devices is subject to some general principles set forth in the EU legislation. According to the MDR, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and if such issues cannot be resolved to their satisfaction can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Regulation of Medical Devices in the United Kingdom

Since January 1, 2021, the United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”) has been the sovereign regulatory authority responsible for the medical device market in Great Britain (i.e. England, Wales and Scotland). The regulations on medical devices in Great Britain continue to be based largely on the MDD and Active Implantable Medical Devices Directive (“AIMDD”), which preceded the (EU) MDR, as implemented into national law by the Medical Devices Regulations 2002 (“SI 2002 No 618”, as amended). However, under the terms of the Protocol on Ireland/Northern Ireland, the (EU) MDR applies to Northern Ireland.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the Medical Devices Regulations 2002, in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in-vitro diagnostic medical device regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that the core elements of the new regulations are likely to apply from July 2025. Devices which have valid CE certification issued by EU notified bodies under the (EU) MDR or (EU) MDD are subject to transitional arrangements. The MHRA has introduced legislation which provides that CE marked medical devices may be placed on the Great Britain market along following timelines:

•general medical devices compliant with the (EU) MDD or (EU) AIMDD with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of the expiration of the certificate or June 30, 2028; and
•general medical devices, including custom-made devices, compliant with the (EU) MDR can be placed on the Great Britain market up until June 30, 2030.

Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessment (“UKCA”) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2025, products which do not have existing and valid certification under the (EU) MDD or (EU) MDR and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in Great Britain and continues to be based on EU law.

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

The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues with the potential to affect our business. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. A November 2020 California ballot initiative introduced amendments to the CCPA and established and funded a dedicated privacy regulator, the California Privacy Protection Agency (the “CPPA”). These amendments became effective in January 2023, and we expect the CPPA to introduce implementing regulations. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We have implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA on our business. Other states have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. Efforts at the federal level to enact similar laws are ongoing.

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

Human Capital Management

As of December 31, 2023, we employed approximately 6,550 persons, of whom approximately 2,175 were employed in the United States and approximately 4,375 were employed outside of the United States. None of our associates are covered by collective bargaining agreements with U.S. trade unions. Approximately 19.5% of our associates are represented by foreign trade unions and work councils in Europe, Africa, and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

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

We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to: obtain debt or equity financing that we may need to complete proposed acquisitions; identify suitable acquisition candidates; negotiate appropriate acquisition terms; complete the proposed acquisitions; and integrate the acquired business into our existing operations. If we fail to achieve any of these steps, our growth strategy may not be successful. For example, we completed the acquisition of Lima. If the Lima Acquisition is not successfully integrated into our existing operations, our business and financial results may be adversely affected.

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, controls (financial and otherwise), technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers, suppliers and distributors of the acquired company, and the diversion of our management’s attention from other business concerns. The failure to successfully integrate acquired businesses in a timely manner, or at all, or the incurrence of significant unanticipated expenses associated with integration activities, including information technology integration fees, legal compliance costs, facility closure costs and other restructuring expenses, could have an adverse effect on our business, financial condition and results of operations.

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

Further, we are required to assess the effectiveness of the internal control over financial reporting for companies we acquire pursuant to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire, and we may identify control deficiencies that require remediation as part of our evaluation and testing of internal controls. Companies we acquire may not have had previous public reporting obligations and therefore may not have instituted or evaluated internal controls in the context of the Sarbanes-Oxley Act. Any failure to implement and maintain effective internal control over financial reporting could result in material weaknesses or significant deficiencies in our internal controls, and could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations, which could have an adverse effect on our results of operations, financial condition, and business.

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

In connection with the pricing of the 2028 Notes, we entered into capped call transactions with the option counterparties. The option counterparties and/or their respective affiliates may modify their hedge positions, which could cause an increase or decrease in the market price of our common stock. In addition, any or all of the option counterparties might default under the capped call transactions. Global economic conditions have resulted in the actual or perceived failure or financial difficulties of several financial institutions and could adversely impact the option counterparties’ performance under the capped call transactions. Upon a default by an option counterparty, we may also suffer adverse tax consequences and/or more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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

Risks relating to contagious diseases, such as the COVID-19 pandemic, terrorist activity, man-made or natural disasters and war could reduce the demand for our products and have an adverse effect on our results of operations, financial condition, and business.

Contagious diseases, such as the COVID-19 pandemic, terrorist activity, man-made or natural disasters and war, as well as the spread or fear of the spread of contagious diseases, could cause a decline in the demand for our products, which may adversely affect our financial condition and operating performance.

For example, as a result of the COVID-19 pandemic, we experienced adverse impacts on sales in 2020 and 2021, as well as material delays and periodic cancellations of elective medical procedures, orthopedic clinics and physical therapy centers operating at reduced levels, and periodic cancellation of sports programs impacting our business. The effect of the COVID-19 pandemic on the global economy resulted in a number of additional challenges for our business, including cost inflation, supply chain challenges such as logistics delays, and healthcare provider staffing shortages, all of which are attributable in some part to the pandemic. These challenges continue to impact us to varying degrees, and it is uncertain when and to what extent lingering conditions will completely subside.

The spread or fear of spread of contagious diseases, terrorist activity, man-made or natural disasters, actual or threatened war, political unrest, civil strife and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for our products which could adversely affect our results of operations, financial condition, and business.

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2023, approximately 32% of our sales were derived from operations outside the United States, which percentage is expected to increase as a result of the Lima Acquisition. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

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

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The Organization for Economic Co-operation and Development (“OECD”), has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response. Based on initial evaluations and available safe harbors we do not expect to have material consequences of Pillar 2 in 2024. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our long-term financial results.

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

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

Our information technology infrastructure and information are vulnerable to service interruptions, data corruption, cyber-based attacks, or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.

We rely on information technology networks and systems, including the Internet, cloud-based services and third-party service providers, to process, transmit and store electronic information (including PHI), personally identifiable information, credit card and other financial information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. For example, in the ordinary course of business, our business collects, stores, and transmits certain sensitive data, including PHI, personally identifiable information, and patient data. We face constant and evolving risks that threaten the confidentiality, integrity and availability of our information technology networks and systems and information, which are susceptible to damage, disruptions, shutdowns or other compromises due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, cyberattacks or other security incidents. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.

Our information technology networks and systems are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, software-based misconfigurations, “bugs” and other security vulnerabilities, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access or deny access to, or otherwise disrupt, our systems and those of third-party service providers and business partners we rely on are increasing in sophistication and frequency. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. Any such future attacks could have a material adverse effect on our business, financial condition, results of operations or liquidity. We can provide no assurance that our cybersecurity risk management program and processes will be fully implemented, complied with or effective to protect or mitigate risks to our systems, networks and data or in effectively resolving such risks when they materialize. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents. A failure of or breach in information technology security of our own systems, or those of our third-party vendors or partners, could expose us and our employees, customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, including loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, such as HIPAA, as well as the costs and operational consequences of implementing further data protection measures.

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

The issuances of additional common and preferred stock may adversely affect the market price of our Common stock.

Under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of our common stock. Furthermore, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. For example, in connection with the Lima Acquisition, as part of the consideration paid to the seller, we agreed to issue to the seller 1,942,686 shares of Company common stock (the “Lima Shares”). The Lima Shares are expected to be issued within eighteen months following the closing of the Lima Acquisition, subject to certain adjustments and conditions as provided for in the Lima Acquisition purchase agreement. Additionally, in order to fund a portion of the cash consideration for the Lima Acquisition, on October 24, 2023, we issued $460.0 million aggregate principal amount of the 2028 Notes (as defined herein), which are convertible by the holders into shares of Company common stock at their election under certain conditions. We also may issue a significant number of additional shares, either into the marketplace through an existing shelf registration statement or through other mechanisms. Additional shares issued, including the Lima Shares and the shares issuable upon conversion of the 2028 Notes, could have a dilutive effect on our earnings per share.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program utilizes a variety of frameworks, including the NIST Cybersecurity Framework and CIS Critical Security Controls, as guides to help identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements.

Our cybersecurity risk management program is integrated with our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following key elements, among others:

•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a team comprised of IT security and IT infrastructure personnel principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
•the periodic use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of employees and consultants with access to our IT systems; and
•a cybersecurity incident response plan and Security Operations Center (SOC) to respond to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks, or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.”

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.

The Audit Committee receives reports at least quarterly from our Vice President of Information Technology and IT security leader on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents. Audit Committee members also receive periodic presentations on cybersecurity topics from our internal IT security personnel, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our Vice President of Information Technology, who works closely with and supervises our IT security leader, has overall responsibility for assessing and managing any material risks from cybersecurity threats. Our IT security leader has significant experience in the field and holds cybersecurity certifications from leading cybersecurity training and research institutes.

Our IT security leader helps our management team stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal personnel and our SOC, threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers, and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters are located in Wilmington, Delaware in a facility that we lease.

As of December 31, 2023, our Prevention & Recovery segment had a total of seven facilities used in production, distribution and warehousing in the U.S., representing a total of 115,000 and 256,000 square feet of owned and leased space, respectively, and fifteen facilities used in production, distribution and warehousing outside the U.S., representing a total of 1,088,000 square feet of leased space in nine countries in North America, Africa, Europe and Asia.

As of December 31, 2023, our Reconstructive segment had a total of four facilities used in production, distribution and warehousing in the U.S., representing a total of 213,000 square feet of leased space, and three facilities used in production, distribution and warehousing outside the U.S., representing a total of 84,000 and 15,000 square feet of owned and leased space, respectively, in two countries in Europe.

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

Name	Age	Position
Matthew L. Trerotola	56	Chief Executive Officer and Chair of the Board of Directors
Brady R. Shirley	58	President, Chief Operating Officer and Director
Phillip B. Berry	45	Senior Vice President and Chief Financial Officer
Daniel A. Pryor	55	Executive Vice President, Strategy and Business Development
Bradley J. Tandy	65	Senior Vice President and General Counsel
Patricia Lang	60	Senior Vice President and Chief Human Resources Officer
Terry D. Ross	54	Group President, Prevention & Recovery
Louis Vogt	43	Group President, Reconstructive

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

Bradley J. Tandy has been Senior Vice President and Chief Legal Officer since December 2023, and served as Senior Vice President and General Counsel from July 2019 through November 2023. From February 2019 through June 2019, he served as our interim general counsel. From February 2020 to April 2022, he served as our Corporate Secretary. Mr. Tandy also served in his capacity as Executive Vice President, General Counsel and Secretary of DJO. Prior to joining DJO, Mr. Tandy served as Senior Vice President, General Counsel and Secretary of Biomet, Inc. from 2006 through 2014. Prior to serving as General Counsel, Mr. Tandy served as Vice President, Assistant General Counsel and Chief Compliance Officer of Biomet from 1999 through 2006. He joined Biomet as Assistant General Counsel in 1992. Prior to his employment at Biomet, Mr. Tandy was a partner in the law firm of Rasor, Harris, Lemon & Reed in Warsaw, Indiana, focusing his practice on representation of medical device and healthcare companies. He was an elected public official in Kosciusko County, Indiana, serving as a County Councilman for 22 years. He received his undergraduate degree in Political Science from DePauw University and earned his Doctorate of Jurisprudence at Indiana University School of Law in Bloomington, Indiana.

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

Terry D. Ross was appointed as Group President, Prevention & Recovery in January 2024. Mr. Ross joined the Company (then known as Colfax) in 2012 as SVP & GM of Colfax Reliability Services and has held a number of leadership roles, including VP of Investor Relations, VP of Strategy & Business Development, and President of the Company’s Recovery Sciences and Bracing and Support Businesses. Prior to joining the Company, he served in a number of management roles at Danaher and GE. Mr. Ross earned an MBA from Harvard Business School, graduating as a Baker Scholar, and received a B.S. in Mechanical Engineering from West Virginia University.

Louis Vogt was appointed as Group President, Reconstructive in January 2024. Mr. Vogt joined DJO (now Enovis) in 2017, leading the Surgical Global Product Management Organization before becoming President of the Enovis U.S. surgical business. Prior to joining the Company, he spent 15 years with Zimmer and Zimmer Biomet in various commercial leadership roles spanning sales, marketing and product management across their Recon, Trauma, Sports Medicine, and Ortho Biologics divisions. Mr. Vogt earned his MBA from the University of Notre Dame and a B.S. degree in Business Management from Purdue University.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol ENOV on April 4, 2022, and previously traded under the symbol CFX since May 8, 2008. As of February 16, 2024, there were 1,267 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, S&P 500 Healthcare Equipment & Supply Industry Index, the S&P 400 Industrial Index, and the S&P Industrial Machinery Index.

As a result of the Separation in April 2022, fiscal year 2023 was the first full fiscal year following the Separation in which we operated as a standalone specialty medical technology business without ESAB’s fabrication technology business. Accordingly, beginning in fiscal year 2023, we are using the S&P 500 Index, replacing the S&P 400 Industrial Index, as the broad market index and the S&P 500 Healthcare Equipment & Supply Industry Index, as the included industry or line-of-business index for the purposes of the following performance graph. Following the Separation, we believe the S&P 500 Index represents a more appropriate broad market index for us and the S&P 500 Healthcare Equipment & Supply Industry Index represents a more appropriate industry index.

The cumulative total return for each such index is presented in the graph below as required by Item 201(e)(4) of Regulation S-K. The graph assumes that $100 was invested on December 31, 2018 in our common stock, the S&P 400 Industrial Index, the S&P Industrial Machinery Index, the S&P 500 Index, and the S&P 500 Healthcare Equipment & Supply Industry Index, and that all dividends were reinvested.

$250
$200
$150
$100
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Enovis Common Stock
S&P 400 Industrial Index
S&P Industrial Machinery Index
S&P 500 Health Care Equipment & Supplies Industry Index
S&P 500 Index

Issuer Repurchase of Equity Securities

In 2018, the Company’s Board of Directors authorized the repurchase of the Company’s common stock from time-to-time on the open market or in privately negotiated transactions. The timing and amount of shares repurchased is to be determined by management based on its evaluation of market conditions and other factors. The repurchase program has no expiration date and does not obligate the Company to acquire any specific number of shares. The repurchase program is conducted pursuant to SEC Rule 10b-18.

There have been no repurchases under the program since 2018. As of December 31, 2023, there is a remaining authorization of $100 million of shares that may be repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)
09/30/23 - 10/27/23	—	$—	—	$99,997,744
10/28/23 - 11/24/23	—	—	—	99,997,744
11/25/23 - 12/31/23	—	—	—	99,997,744
Total	—	$—	—	$99,997,744
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

•P&R - a leader in orthopedic solutions, providing devices, software and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Recon - innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

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

Items Affecting Comparability of Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve customers with market-leading delivery and innovation; the mix of products sold in any period; the impact of competitive forces, economic and market conditions; reimbursement levels for products in certain medical sales channels; availability of capital and attractive acquisition opportunities; our ability to continuously improve our cost structure; fluctuations in the relationship of foreign currencies to the U.S. dollar; and our ability to pass cost increases on to customers through pricing. These key factors have impacted our results of operations in the past and are likely to affect them in the future. The comparability of our operating results for the year ended December 31, 2023 to the comparable periods is affected by the following additional significant items:

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

Once the Separation was completed in the second quarter of 2022, we began classifying the results from the fabrication technology business for the comparable periods presented as a discontinued operation in our financial statements. Accordingly, the results of our fabrication technology businesses in our financial statements prior to its spin-off as a separate public company are excluded from continuing operations in the accompanying financials for the years ended December 31, 2022 and 2021.

Please see Part I. Item 1A. “Risk Factors” in this Form 10-K for further discussion of the Company’s risks relating to the Separation.

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions and other investments. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the years ended December 31, 2023 and 2022 presented in this filing represents the incremental sales in comparison to the portion of the prior period during which we did not own the business.

During the year ended December 31, 2023, we completed one business combination and two asset acquisitions in Recon. On June 28, 2023, we acquired Novastep, a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions for total consideration of $96.9 million. The Novastep best-in-class MIS bunion system serves a rapidly growing portion of the global bunion segment. On July 20, 2023, we completed the asset acquisition of SEAL, developers of a broad line of external fixation products for total consideration of $28.2 million. These two acquisitions are valuable additions serving to enhance the offerings under our foot & ankle product lines. On October 5, 2023, we acquired 100% interest in Precision AI, a developer of surgical planning software. This asset acquisition complements our current product offerings with advanced surgical planning software. The software has capabilities to be used for shoulder reconstruction and there is opportunity to expand this to additional anatomies.

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

During the year ended December 31, 2021, the Company completed five acquisitions for aggregate net cash consideration of $201.6 million and aggregate equity consideration of $285.7 million. In the first quarter of 2021, the Company acquired Trilliant Surgical, a national provider of foot and ankle orthopedic implants. In the second quarter of 2021, the Company acquired MedShape, Inc., a provider of innovative surgical solutions for foot and ankle surgeons using its patented superelastic nickel titanium (NiTiNOL) and shape memory polymer technologies. These two acquisitions were completed for total consideration, net of cash received, of $204.1 million. The Trilliant and MedShape acquisitions, along with the 2020 acquisition of the Scandinavian Total Ankle Replacement System and Finger Joint Arthroplasty Portfolio, created our growth product portfolio in the foot and ankle surgical market. In the third quarter of 2021, the Company acquired Mathys AG Bettlach (“Mathys”), a Switzerland-based company that develops and distributes innovative products for artificial joint replacement, synthetic bone graft solutions and sports medicine, for total acquisition equity consideration of $285.7 million of our common stock. The Mathys acquisition expanded our reconstructive product portfolio with its complementary surgical solutions and broadened our reach internationally.

Global Operations

During 2023, approximately 32% of our sales are derived from operations outside the U.S., the majority of which is in Europe with the remaining portion mostly in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the U.S. are denominated in currencies other than the U.S. dollar. Similar portions of our manufacturing and employee costs are also outside the U.S. and denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the year ended December 31, 2023 compared to 2022, fluctuations in foreign currencies increased net sales by 0.4%, decreased gross profit by 0.3%, and increased operating expenses by 0.5%. The unfavorable impact on gross profits is due to the Mexican peso strengthening and its effect on costs at one of our primary manufacturing facilities.

Seasonality

Although sales in P&R and Recon typically peak in the fourth quarter, these historical seasonality trends were disrupted by the commercial impacts caused by the COVID-19 pandemic. General economic conditions may, however, impact future seasonal variations.

Material Costs

Our principal raw materials and components are foam ethylene vinyl acetate, copolymer for our bracing and vascular products in P&R and cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene in Recon. Prices for raw materials, energy and commodities are subject to volatility and are influenced by worldwide economic conditions. Input cost inflation historically has not been a material factor to our gross margin; however, inflation effects have increased since 2021 and are expected to continue to remain elevated for at least the near term. In response, we have been enacting tactical price increases to certain products, mainly in P&R. Although we seek to proactively manage inflation risk, future changes in component and raw material costs may adversely impact earnings or our margins. Prices for raw materials, energy and commodities are also influenced by import duties and tariffs, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, geopolitical tensions, government trade practices and regulations and other factors.

Sales and Cost Mix

Gross profit margins within our operating segments vary primarily based on the type of product and distribution channel. Reconstructive products tend to have higher gross margins than the Prevention & Recovery products.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
P&R	63%	66%	72%
Recon(1)	37%	34%	28%
(1) The change in mix from the year ended December 31, 2021 to 2023 reflects the impact from acquisitions and double-digit growth in Recon. With the acquisition of Lima in Recon on January 3, 2024, the sales mix is expected to further increase in Recon.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margin, two non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance. Adjusted EBITDA excludes from Net income (loss) from continuing operations the effect of income tax expense (benefit); Other income, net;, non-operating (gain) loss on investments; debt extinguishment charges; interest expense, net; restructuring and other charges; Medical Device Regulation (“MDR”) fees and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; insurance settlement (gain) loss; and fair value charges on acquired inventory. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Our management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net loss from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023
	P&R	Recon	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP)(1)			$(53.8)
Income tax benefit			(13.3)
Other income, net			(25.7)
Debt extinguishment charges			7.3
Interest expense, net			19.8
Operating loss (GAAP)	$(24.7)	$(41.0)	(65.7)
Operating loss margin	(2.3)%	(6.5)%	(3.8)%
Adjusted to add:
Restructuring and other charges(2)	13.5	6.4	20.0
MDR and other costs	14.5	12.9	27.4
Strategic transaction costs(3)	13.2	25.1	38.3
Stock-based compensation(3)	20.2	11.8	32.1
Depreciation and other amortization	22.2	61.4	83.6
Amortization of acquired intangibles	93.6	40.0	133.5
Inventory step-up	—	0.1	0.1
Adjusted EBITDA (non-GAAP)	$152.5	$116.7	$269.2
Adjusted EBITDA margin (non-GAAP)	14.2%	18.5%	15.8%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges in P&R includes $2.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

	Year Ended December 31, 2022
	P&R	Recon	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP)(1)			$(38.2)
Income tax expense			36.1
Other income, net			(2.1)
Gain on cost basis investment			(8.8)
Gain on investment in ESAB Corporation			(102.7)
Debt extinguishment charges			20.4
Interest expense, net			24.1
Operating loss (GAAP)	$(18.2)	$(52.9)	(71.2)
Operating loss margin	(1.8)%	(9.9)%	(4.6)%
Adjusted to add (deduct):
Restructuring and other charges(2)	9.6	9.4	19.0
MDR and other costs	9.8	6.9	16.7
Strategic transaction costs(3)	39.9	21.2	61.0
Stock-based compensation(3)	20.2	11.3	31.5
Depreciation and other amortization	24.4	52.3	76.7
Amortization of acquired intangibles	80.1	46.2	126.3
Insurance settlement gain(3)	(24.4)	(12.3)	(36.7)
Inventory step-up	—	12.8	12.8
Adjusted EBITDA (non-GAAP)	141.3	94.7	236.1
Adjusted EBITDA margin (non-GAAP)	13.8%	17.7%	15.1%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges in P&R includes $1.7 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

	Year Ended December 31, 2021
	P&R	Recon	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP)(1)			$(102.3)
Income tax benefit			(19.5)
Debt extinguishment charges			29.9
Interest expense, net			29.1
Operating loss (GAAP)	$(14.9)	$(47.9)	(62.8)
Operating loss margin	(1.5)%	(12.0)%	(4.4)%
Adjusted to add:
Restructuring and other charges(2)	11.5	2.4	13.9
MDR and other costs	5.7	2.2	7.9
Strategic transaction costs(3)	14.8	8.6	23.4
Stock-based compensation(3)	17.8	7.9	25.7
Depreciation and other amortization	25.3	44.8	70.1
Amortization of acquired intangibles	72.6	44.3	116.9
Inventory step-up	0.7	10.1	10.8
Adjusted EBITDA (non-GAAP)	$133.5	$72.5	$206.0
Adjusted EBITDA margin (non-GAAP)	13.0%	18.1%	14.4%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges in P&R includes $5.2 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

Total Company

Sales

Net sales increased by $144.1 million or 9.2% to $1.7 billion for the year ended December 31, 2023 compared with the prior year period. The following table presents the components of changes in our consolidated Net sales for the years ended December 31, 2023 and 2022.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2021	$1,426.2
Components of Change:
Existing Businesses(1)	79.6	5.6%
Acquisitions(2)	93.3	6.5%
Foreign Currency Translation(3)	(36.0)	(2.5)%
	136.9	9.6%
For the year ended December 31, 2022	$1,563.1
Components of Change:
Existing Businesses(1)	123.8	7.9%
Acquisitions(2)	14.3	0.9%
Foreign Currency Translation(3)	6.1	0.4%
	144.1	9.2%
For the year ended December 31, 2023	$1,707.2
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

2023 Compared to 2022

Net sales increased during 2023 as compared to 2022 primarily due to an increase in sales from existing businesses across both of our segments and to a lesser extent sales from acquired businesses in Recon and favorable foreign currency translation. In Recon, existing business sales increased $76.7 million, or 14.3% due to significantly higher sales volumes than the prior year across all product lines driven by market outperformance and new product launches. In P&R, existing business sales increased $47.1 million, or 4.6% due to improved sales volumes and inflation-related pricing increases. Net sales from acquisitions increased during 2023 primarily due to the Novastep and 360 Med Care acquisitions in Recon that closed in 2023 and 2022, respectively. Lastly, the weakening of the U.S. dollar relative to other currencies, most notably the Swiss Franc and Euro, caused a $6.1 million favorable currency translation impact.

2022 Compared to 2021

Net sales increased during 2022 as compared to 2021 primarily due to an increase in sales from existing businesses across both of our segments and sales from acquired businesses in Recon, partially offset by foreign currency headwinds primarily in P&R. In Recon, existing business sales increased $47.1 million, or 11.8%, due to significantly higher sales volumes than the prior year across all product lines driven by market outperformance, new product launches, and reduced COVID impacts. In P&R, existing business sales increased $32.5 million, or 3.2%, due to improved sales volumes and inflation-related pricing increases. Net sales from acquisitions increased during 2022 as compared to 2021 primarily due to the Mathys, Trilliant, and Medshape acquisitions in Recon that closed in 2021. The strengthening of the U.S. dollar relative to other currencies, most notably the Euro, caused a $36.0 million unfavorable currency translation impact.

Operating Results

The following table summarizes our results from continuing operations for the comparable three-year period.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Gross profit	$990.8	$869.4	$777.7
Gross profit margin	58.0%	55.6%	54.5%
Selling, general and administrative expense	$830.3	$772.9	$665.8
Research and development expense	$75.3	$60.8	$49.1
Operating loss	$(65.7)	$(71.2)	$(62.8)
Operating loss margin	(3.8)%	(4.6)%	(4.4)%
Net loss from continuing operations	$(53.8)	$(38.2)	$(102.3)
Net loss margin from continuing operations (GAAP)	(3.2)%	(2.4)%	(7.2)%
Adjusted EBITDA (non-GAAP)	$269.2	$236.1	$206.0
Adjusted EBITDA margin (non-GAAP)	15.8%	15.1%	14.4%
Items excluded from Adjusted EBITDA:
Restructuring and other charges(1)	$20.0	$19.0	$13.9
MDR and other costs	$27.4	$16.7	$7.9
Strategic transaction costs	$38.3	$61.0	$23.4
Stock-based compensation	$32.1	$31.5	$25.7
Depreciation and other amortization	$83.6	$76.7	$70.1
Amortization of acquired intangibles	$133.5	$126.3	$116.9
Insurance settlement gain	$—	$(36.7)	$—
Inventory step-up	$0.1	$12.8	$10.8
Interest expense, net	$19.7	$24.1	$29.1
Debt extinguishment charges	$7.3	$20.4	$29.9
Other income, net	$(25.7)	$(2.1)	$—
Income tax expense (benefit)	$(13.3)	$36.1	$(19.5)
(1) Restructuring and other charges includes $2.6 million, $1.7 million and $5.2 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.

2023 Compared to 2022

Gross profit increased $121.4 million during 2023 in comparison to 2022 due to a $82.1 million increase in Recon and a $39.3 million increase in P&R. The Gross profit increase was attributable to increased sales in our existing businesses from volume and inflation-related pricing increases, improved operating cost leverage, and the benefit of a decrease of $12.7 million in inventory fair value step-up amortization charges, partially offset by unfavorable foreign currency translation and inflation in supply chain, logistics, and other costs. Gross profit margin increased due to the aforementioned factors.

Selling, general and administrative expense increased $57.4 million during 2023 in comparison to 2022, primarily due to increased commissions driven by higher sales, investments to support growth, spending on MDR and other costs, and cost inflation, partially offset by cost reduction initiatives and a net decrease in Strategic transactions costs. Research and development costs also increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in Recon, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to business acquisitions.

Interest expense, net decreased $4.4 million during 2023 in comparison to 2022 due to a reduction in debt balances as a result of the Separation-related debt redemptions at the beginning of the second quarter of 2022, the extinguishment of the outstanding balance of the Enovis Term Loan, and interest savings from $7.3 million interest received on the Swiss Franc cross-currency swap agreements.

Other income, net increased primarily due to the gain on the foreign currency forward contract to manage the exposure to currency exchange rate risk related to the Euro-denominated purchase price of Lima.

The effective tax rate for Net loss from continuing operations during 2023 was 19.8%, which differed from the 2023 U.S. federal statutory tax rate of 21%, primarily due to a build in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was offset by a release of uncertain tax positions, tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for Net income from continuing operations during 2022 was (1,745.8)%, which differed from the 2022 U.S. federal statutory tax rate of 21% mainly due to non-taxable unrealized gain on the investment in ESAB and gain on cost basis investment, offset by non-deductible costs related to the tax-free Separation.

Net loss from continuing operations increased $15.6 million during 2023 in comparison to 2022, primarily due to one-time income items in the prior year period, including the Unrealized gain on investment in ESAB Corporation, Gain on cost basis investment, Insurance settlement gain, partially offset by the reduction of debt extinguishment charges and the aforementioned net impact of the Gross profit and Selling, general, and administrative increases as well as the decrease in Interest expense, net and the impact of unfavorable discrete tax items in 2022. Adjusted EBITDA increased due to organic growth. Adjusted EBITDA margin excluding the effects of recent acquisitions and foreign currency pressures increased by approximately 130 basis points. Our recent acquisitions in Recon were dilutive to the net loss margin from continuing operations and to Adjusted EBITDA margin by approximately 20 basis points and are expected to be accretive to margins in future years.

2022 Compared to 2021

Gross profit increased $91.7 million during 2022 in comparison to 2021 due to an $89.5 million increase in Recon. The Gross profit increase was attributable to contributions from recent business acquisitions and increased sales in our existing businesses, partially offset by inflation of supply chain, logistics, and other costs, unfavorable foreign currency translation effects, and higher inventory step-up charges of $2.0 million. Gross profit margin increased due to segment performance, including pricing and other benefits, offset by inflation of supply chain, logistics, and other costs.

Selling, general and administrative expense increased $107.1 million primarily due to a $50.3 million increase in costs associated with acquisitions and the related integration costs from the newly acquired businesses within Recon and a $37.6 million increase in strategic transaction costs, driven by Separation-related costs incurred in the first half of 2022. Research and development costs also increased compared to the prior year period primarily due to increased spend within recently acquired businesses in Recon. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to acquisition-related increases.

On November 18, 2022, we completed an exchange with a lender under our Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of our retained interest in ESAB, for $230.5 million of the $450.0 million in term loan outstanding under the Enovis Credit Agreement. We recorded a gain of $102.7 million on the disposition of the investment representing the fair value in excess of cost basis.

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

Business Segments

As discussed further above, we report results in two reportable segments: P&R and Recon. Operating loss, adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. See See Item 7. “Non-GAAP Measures” for a further discussion and reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

P&R

We develop, manufacture, and distribute rigid bracing products, orthopedic soft goods, vascular systems and compression garments, and hot and cold therapy products and offer robust recovery sciences products in the clinical rehabilitation and sports medicine markets such as bone growth stimulators and electrical stimulators used for pain management. P&R products are marketed under several brand names, most notably DJO, to orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers, and other healthcare professionals who treat patients with a variety of treatment needs including musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Many of our medical devices and related accessories are used by athletes and other patients for injury prevention and at-home physical therapy treatments. We reach a diverse customer base through multiple distribution channels, including independent distributors, direct salespeople, and directly to patients.

The following table summarizes selected financial data for P&R:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net sales	$1,076.8	$1,027.6	$1,026.0
Gross profit	$557.5	$518.2	$516.1
Gross profit margin	51.8%	50.4%	50.3%
Selling, general and administrative expenses	$442.7	$438.9	$421.9
Research and development expense	$35.1	$33.5	$30.2

Operating loss (GAAP)	$(24.7)	$(18.2)	$(14.9)
Operating loss margin	(2.3)%	(1.8)%	(1.5)%
Adjusted EBITDA (non-GAAP)	$152.5	$141.3	$133.5
Adjusted EBITDA margin (non-GAAP)	14.2%	13.8%	13.0%

2023 Compared to 2022

Net sales in P&R increased $49.2 million, or 4.8%, compared with the prior year period, driven by organic growth in existing businesses which was aided by pricing increases to mitigate inflation. Gross profit increased $39.3 million due to the improved sales, offset by the effect of unfavorable foreign currency and inflation of supply chain, logistics, and other costs. Gross profit margin increased 140 basis points due to improved sales mix and inflation-related customer pricing, partially offset by the effect of unfavorable foreign currency in a primary manufacturing facility. Selling, general and administrative expense increased $3.8 million, which included an increase of $30.5 million, or 7%, primarily due to investment to support growth in the business, spending on MDR and other costs, largely offset by a reduction of in allocated Strategic transaction costs of $26.7 million which were higher in 2022 due to the Separation. Operating loss increased due to an insurance settlement gain recorded in the second quarter of 2022, an increase of $13.5 million in amortization of acquired intangibles, and the net increase in the aforementioned selling, general and administrative expenses, partially offset by the higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved sales mix, partially offset by unfavorable foreign currency impacts in a primary manufacturing facility during the year ended December 31, 2023 compared to the prior year.

2022 Compared to 2021

Net sales in P&R increased $1.6 million in the year ended December 31, 2022 compared with the prior year period, driven by organic growth in existing businesses which was aided by pricing increases to mitigate inflation, mostly offset by $30.9 million of currency translation pressure. Gross profit increased $2.1 million due to the improved sales, offset by inflation of supply chain, logistics, and other costs and unfavorable foreign currency effects. Gross profit margin increased 10 basis points for the same reasons. Selling, general and administrative expense increased primarily due to increased costs related to the Separation, offset by lower central costs. Adjusted EBITDA and Adjusted EBITDA margin increased due to the reduction in central cost allocations, partially offset by inflation of supply chain, logistics, and other costs.

Recon
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes selected financial data for Recon:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net sales	$630.4	$535.5	$400.2
Gross profit	$433.2	$351.1	$261.6
Gross profit margin	68.7%	65.6%	65.4%
Selling, general and administrative expenses	$387.6	$334.0	$243.8
Research and development expense	$40.3	$27.4	$18.9

Operating loss (GAAP)	$(41.0)	$(52.9)	$(47.9)
Operating loss margin	(6.5)%	(9.9)%	(12.0)%
Adjusted EBITDA (non-GAAP)	$116.7	$94.7	$72.5
Adjusted EBITDA margin (non-GAAP)	18.5%	17.7%	18.1%

2023 Compared to 2022

Net sales increased in Recon by $94.9 million, or 17.7%, primarily due to higher sales volumes driven by broad market strength and market outperformance. Gross profit increased in the year ended December 31, 2023 compared to the prior year, primarily due to increased sales in our existing businesses, improved operating cost leverage, and the benefit of a decrease of $12.7 million in inventory fair value step-up amortization charges, which also led to an increase in Gross profit margin. Selling, general and administrative expense increased $53.6 million, including an increase of $43.1 million, or 15%, due to the growth in Recon from increased commissions driven by higher sales, investments to support growth, spending on MDR, and cost inflation, as well as a net increase in Strategic transactions costs of $3.9 million from an increase in deal and integration costs for the Lima and Novastep acquisitions offset by a decrease of Separation costs. Research and development expense increased compared to the prior year period, primarily due to increased spend within recently acquired businesses which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss decreased primarily due to the aforementioned factors driving organic growth, offset by an insurance settlement gain recorded in the second quarter of 2022 and an increase of $6.2 million in amortization of acquired intangibles. Adjusted EBITDA increased primarily due to growth in existing businesses and operating leverage, partially offset by inflation of supply chain, logistics, and other costs. Without the impact of recent acquisitions, Adjusted EBITDA increased 150 basis points compared to prior year. The recent acquisitions of Novastep and 360 Med Care were dilutive to the margin by approximately 70 basis points but are expected to be accretive to margins in future years.

2022 Compared to 2021

Net sales increased for Recon in the year ended December 31, 2022 compared with the prior year, primarily due to acquisition-related sales growth of $93.3 million and existing business sales growth of $47.1 million. Sales were negatively impacted in 2021, most notably the second half of the year, due to COVID-19 surges and a related deceleration in elective surgical procedure volumes. Gross profit and gross profit margin increased primarily due to acquisition and existing business growth, partially offset by inflation of supply chain, logistics, and other costs. Selling, general and administrative expense also increased primarily due to $50.3 million of costs from acquisitions, including integration costs for the newly-acquired businesses, as well as increased central costs, including costs associated with the Separation. Adjusted EBITDA increased primarily due to growth in existing businesses, partially offset by inflation of supply chain, logistics, and other costs. Without the impact of recent acquisition, Adjusted EBITDA margin increased 260 basis points compared to prior year. Recent acquisitions were dilutive to the margin by approximately 300 basis points, but are expected to be accretive to margins in future years.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring cash outflows, and interest and principal repayments on our term loan and amounts drawn on our revolving credit facility. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

ESAB Separation

We completed the separation of ESAB on April 4, 2022, through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB to our shareholders. At the time of the Separation, we retained 10% of the shares of ESAB common stock.

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to us upon Separation. We used the distribution proceeds in conjunction with $450 million of borrowings on a term loan under our Enovis Credit Agreement and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on our prior credit facility, $302.8 million of outstanding debt and accrued interest on our senior notes due February 15, 2026 (“2026 Notes”), as well as a redemption premium at 103.188% of the principal amount of our 2026 Notes, and other fees and expenses due at closing. Additionally, on April 7, 2022, we completed the redemption of our senior unsecured notes due April 2025 (“Euro Senior Notes”) representing all of our outstanding €350.0 million principal 3.25% Senior Notes due 2025 at a redemption price of 100.813% of the principal amount and accrued interest for $391.2 million. See section Enovis Term Loan and Revolving Credit Facility in Note 13, “Debt” in the accompanying Notes to Consolidated Financial Statements for more detail on the new Enovis Credit Agreement.

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

On September 22, 2023, the Company agreed to issue 1.9 million shares of our common stock to the seller of Lima for acquisition consideration of €100 million based on the thirty-day volume weighted average price of the Company’s common stock as of the close of business on September 21, 2023. These shares are expected to be issued within eighteen months following the closing of the Lima Acquisition, subject to certain adjustments and conditions as provided for in the Lima Acquisition purchase agreement.

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of December 31, 2023, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Enovis Term Loan and Revolving Credit Facility

On April 4, 2022, we entered into a new credit agreement (the “Enovis Credit Agreement”), consisting of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450.0 million and an April 4, 2023 maturity date (the “Enovis Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement.

On November 18, 2022, the Company completed an exchange with a lender under the Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million in Enovis Term Loan that was outstanding at that time under the Enovis Credit Agreement, net of cost to sell. On March 1, 2023, the Company extinguished the remaining outstanding balance on the Enovis Term Loan with borrowings on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 3.75:1.00 commencing with the fiscal quarter ending June 30, 2023, and a step-down to 3.50:1.00 commencing with the fiscal quarter ending June 30, 2024, and (ii) a minimum interest coverage ratio of 3.00:1.00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Term Loan and the Revolver. As of December 31, 2023, the Company was in compliance with the covenants under the Enovis Credit Agreement.

On October 23, 2023 the Company entered into an amendment to the Enovis Credit Agreement (the “Amendment”). The Amendment provided for a new term loan commitment in the aggregate amount of $400 million (the “Term Loan Facility”). The Term Loan Facility extended to the Company under the Amendment was funded on January 3, 2024, the date the Lima Acquisition was consummated. The Term Loan Facility requires quarterly principal repayments at 1.25% of the initial aggregate principal amount and ultimately matures on April 4, 2027.

Pursuant to the Amendment, effective as of January 3, 2024, the date of consummation of the Lima Acquisition, (i) all facilities under the Enovis Credit Agreement (including the Term Loan Facility) became secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Enovis Credit Agreement was be adjusted from total leverage ratio to senior secured leverage ratio and requires the senior secured leverage ratio to be no more than 3.75:1.00 with a step down to 3.50:1.00 commencing with the fiscal quarter ending June 30, 2024; (iii) certain changes to the negative covenants became effective (including restrictions on repayments of junior financing and amendments to junior financing documents); and (iv) certain additional changes were implemented (including the removal of the guaranty fallaway provision).

As of December 31, 2023, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 6.58%, excluding accretion of original issue discount and deferred financing fees, and there was $880.0 million available on the Revolver.

Euro Senior Notes

In 2017, we issued senior unsecured notes with an aggregate principal amount of €350.0 million due in May 2025, with an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 at 100.813% of the principal amount after the completion of the Separation.

Tangible Equity Unit (“TEU”) Amortizing Notes

In 2019, we issued 5.75% TEU amortizing notes due in January 2022 at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The Company paid $6.5 million and $25.0 million of principal on the TEU amortizing notes in the years ended December 31, 2022 and 2021, respectively. The final installment payment was made on January 15, 2022. Additionally, in the first quarter of

2022, all of the remaining related TEU prepaid stock purchase contracts were converted to shares of common stock. See Note 14, “Equity” for further information.

2024 Notes and 2026 Notes

The Company had senior notes with a remaining principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 at 103.188% of the principal amount after the completion of the Separation.

On April 24, 2021, the Company used the proceeds from its March 2021 equity offering to redeem all of its $600.0 million 6.0% senior notes due February 14, 2024 (the “2024 Notes”) and $100 million of the outstanding principal of its 2026 Notes for $724.4 million. The 2024 Notes were redeemed at a redemption price of 103.000% of their principal amount and the 2026 Notes were redeemed at a redemption price of 106.375% of their principal amount, plus, in each case, accrued and unpaid interest through the date of redemption. In the second quarter of 2021, a net loss on the early extinguishment of debt of $29.9 million was recorded and included $24.4 million of call premium on the retired debt.

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

We also entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2028 Notes. The capped call transactions are intended generally to mitigate potential dilution to our common stock upon conversion of any 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. The $62 million capped call payment was classified as equity since it meets the derivative scope exception included in ASC 815 Derivative and Hedging.

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $30.0 million. Total letters of credit of $11.5 million were outstanding as of December 31, 2023.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future.

Cash Flows

As of December 31, 2023, we had $44.8 million of Cash and cash equivalents and restricted cash, an increase of $20.5 million from the $24.3 million of Cash and cash equivalents on hand as of December 31, 2022. The following table summarizes the change in Cash and cash equivalents during the periods indicated and includes cash flows related to discontinued operations:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net cash provided by (used in) operating activities	$135.0	$(55.9)	$356.1
Purchases of property, plant and equipment and intangibles	(122.2)	(105.5)	(104.2)
Proceeds from sale of property, plant and equipment	32.6	2.7	7.0
Payments for acquisitions, net of cash received, and investments	(152.8)	(73.7)	(223.3)
Net cash used in investing activities	(242.5)	(176.4)	(320.5)
Proceeds from (repayments of) borrowings, net	217.2	(1,591.2)	(126.0)
Distribution from ESAB Corporation, net	—	1,143.4	—
Proceeds from issuance of common stock, net	1.8	5.8	745.2
Payment of capped call transactions	(62.0)	—	—
Payment of debt extinguishment costs	—	(12.7)	(24.4)
Other financing	(29.2)	(10.4)	(9.9)
Net cash provided by (used in) financing activities	127.8	(465.1)	584.9
Effect of foreign exchange rates on Cash and cash equivalents	0.2	2.3	(2.2)
Increase (decrease) in Cash and cash equivalents and restricted cash	$20.5	$(695.1)	$618.3

Cash (used in) provided by operating activities related to discontinued operations for the years ended December 31, 2023, 2022 and 2021 was $(2) million, $(27) million, and $224 million, respectively.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as restructuring, interest, income taxes and strategic transaction costs. Changes in significant operating cash flow items are discussed below.

•Operating cash flows (used in) provided by continuing operations working capital was $(47.7) million, $(116.0) million, and $8.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The uses in 2023 and 2022 are primarily due to business growth and increases in inventory to insulate for supply chain volatility.

•Cash paid for strategic transaction costs in our continuing operations were $38.3 million, $61.0 million and $23.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs were related to the Separation, business development and integration costs of recent acquisitions.

•Cash paid for interest was $16.3 million, $37.1 million and $85.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The decreases are primarily a result of the change in our capital structure due to the Separation. At the time of the Separation, the Company’s total debt of $2.1 billion was repaid and replaced with a $450.0 million term loan that was further reduced by $230.5 million in November 2022 with the exchange of ESAB shares.

•During 2023, 2022, and 2021 cash payments of $16.2 million, $18.5 million and $8.0 million, respectively, were made related to our restructuring initiatives.
•Cash paid for MDR and other costs were $27.4 million, $16.7 million, and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
•2023 includes a favorable change in accrued compensation and benefits of approximately $20.0 million.
•2021 includes a one-time cash inflow from a $36.0 million U.S. federal tax refund received in the first quarter of 2021.

Cash flows used in investing activities for 2023, 2022 and 2021 include $152.8 million, $73.7 million, and $223.3 million, respectively, for acquisitions and investments. Refer to Note 5 “Acquisitions and Investments” in the accompanying Notes to the Consolidated Financial Statements for more information. Additionally, cash flows used in investing activities in 2023, 2022, and 2021 include $122.2 million, $105.5 million, and $104.2 million, respectively, for purchases of property, plant, equipment, and intangibles. Included in these amounts is $5.9 million and $35.6 million for 2022, and 2021, respectively, related to discontinued operations. The $32.6 million proceeds from sale of property, plant and equipment in 2023 is from the sale of a facility related to our discontinued operations.

Cash flows provided by financing activities in 2023 include net debt borrowings of $217.2 million, partially offset by amounts paid for the capped call transactions of $62.0 million and debt issuance costs of $25.7 million. Cash flows used in financing activities in 2022 includes $1.6 billion net repayment of borrowings, which included the outstanding debt on our prior credit facility, 2026 Notes and Euro Senior Notes, partially offset by borrowings on a term loan under our new credit facility. The repayments were primarily funded by a $1.2 billion cash distribution from ESAB to us upon Separation. Cash flows provided by financing activities in 2021 include $745.2 million in proceeds from the issuance of common stock, partially offset by net debt repayments of $126.0 million.

Our Cash and cash equivalents as of December 31, 2023 include $19.4 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

Debt

As of December 31, 2023, the Company’s Revolver and senior unsecured convertible notes (the “2028 Notes”) had principal amounts outstanding of $20.0 million and $460.0 million, respectively. There are no required principal payments due on the Revolver within 12 months and it matures on April 4, 2027. The 2028 Notes have an interest rate of 3.875%, payable semi annually in arrears on April 15 and October 15 of each year, beginning April 15, 2024, and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted.

Interest Payments on Debt

Based on December 31, 2023 outstanding balances we estimate future interest payments associated with the senior unsecured convertible notes and Revolver of $83.5 million and $4.9 million, respectively, with $18.1 million and $1.2 million payable within 12 months. Variable interest payments are estimated using a static rate of 3.875% for the senior unsecured convertible notes and 5.68% for the Revolver, respectively.

Operating Leases

The Company leases certain office space, warehouse, distribution, and production facilities, as well as vehicles and equipment. As of December 31, 2023, the Company had fixed lease payment obligations of $71.7 million, with $19.5 million payable within 12 months.

Purchase Obligations

As of December 31, 2023, the Company had other purchase obligations of $145.9 million, with $135.3 million payable within 12 months. Purchase obligations herein exclude open purchase orders for goods or services that are provided on demand as the timing of which is not certain.

We have funding requirements associated with our pension plans as of December 31, 2023, which are estimated to be $3.5 million for the year ending December 31, 2024. Other long-term liabilities, such as those for other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2023 other than outstanding letters of credit of $11.5 million and unconditional purchase obligations with suppliers of $145.9 million.

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

Goodwill and Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our business acquisitions. Our business acquisitions typically result in the recognition of Goodwill, developed technology, trade name or trademark, and customer relationship intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. The fair values of acquired intangibles are determined using estimates and assumptions based on information available near the acquisition date. Significant assumptions include the discount rates, projected net sales and operating income metrics, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review the critical assumptions and calculations of the fair value of acquired intangible assets in connection with our significant acquisitions. In connection with our acquisition of Novastep during the year ended December 31, 2023, we recognized Goodwill of approximately $44 million and identifiable intangible assets of approximately $52 million. In connection with our acquisitions of 360 Med Care and Insight during the year ended December 31, 2022, we recognized aggregate Goodwill of approximately $53 million and identifiable intangible assets of approximately $57 million. Refer to Notes 2, 5 and 9 to the Consolidated Financial Statements for a description of the Company’s policies relating to Goodwill and intangible assets.

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

Due to overall market declines as a result of the COVID-19 pandemic, management decided to forgo the qualitative assessment and performed quantitative Goodwill impairment tests for the years ended December 31, 2022 and 2023, which resulted in no impairment.

Upon the Separation in April 2022, Goodwill was allocated on a relative fair value basis between the Company’s new reporting units Reconstructive and Prevention & Recovery.

For the year ended December 31, 2023, management performed a quantitative assessment of Goodwill for the Reconstructive and Prevention & Recovery reporting units, both of which indicated no impairment existed. The carrying amount of Goodwill of the Prevention & Recovery and Reconstructive reporting units for the year ended December 31, 2023 was $1.1 billion and $1.0 billion, respectively. We determined the fair value of the reporting units by equally weighting a discounted cash flow approach and market valuation approach, and the reporting unit’s fair value exceeded its carrying amount by approximately 4% and 8%, respectively. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. Future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. For sensitivity analysis, we estimated the fair value of the Prevention & Recovery and Reconstructive reporting units if we reduced the long-term revenue growth rate by 25 basis points, and the resulting excess fair value over carrying value decreased by 130 and 150 basis points, respectively.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2023, we have Goodwill of $2.1 billion that is subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets”, in the accompanying Notes to Consolidated Financial Statements for further information.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. We recognize interest and penalties related to unrecognized tax benefits in the Consolidated Statements of Operations as part of Income tax benefit. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $34.1 million as of December 31, 2023 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

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

Trade receivables are presented net of an allowance for credit losses under ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $9.7 million and $8.0 million as of December 31, 2023 and 2022, respectively.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on certain borrowing arrangements. Certain borrowings as of December 31, 2023 are variable rate facilities based on Secured Overnight Financing Rate (“SOFR”). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2023 would have increased Interest expense on our variable-rate debt by approximately $2.8 million.

Exchange Rate Risk

We have manufacturing sites in Europe, Africa, and Asia and sell our products internationally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2023, approximately 32% of our sales were derived from operations outside the U.S. We also have manufacturing operations in European countries that are not part of the Eurozone. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we may enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. We have the ability to borrow in Euros under our Credit Facility. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2023 would result in a reduction in Equity of approximately $110 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Enovis Corporation

Opinion on Internal Control over Financial Reporting

We have audited Enovis Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enovis Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index 15(A)(2) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Enovis Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enovis Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill
Description of the Matter
At December 31, 2023, the Company’s goodwill allocated to the Prevention & Recovery reporting unit and Reconstructive reporting unit was $1.1 billion and $1.0 billion, respectively. As discussed in Note 9 to the consolidated financial statements, goodwill is not amortized, but rather is subject to an annual impairment test, or more frequent tests if events and circumstances indicate an impairment exists.
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

Philadelphia, Pennsylvania
February 22, 2024

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2023	2022	2021

Net sales	$1,707,197	$1,563,101	$1,426,188
Cost of sales	716,418	693,718	648,513
Gross profit	990,779	869,383	777,675
Selling, general and administrative expense	830,305	772,913	665,775
Research and development expense	75,331	60,827	49,094
Amortization of acquired intangibles	133,517	126,301	116,920
Insurance settlement gain	—	(36,705)	—
Restructuring and other charges	17,335	17,225	8,685
Operating loss	(65,709)	(71,178)	(62,799)
Interest expense, net	19,749	24,052	29,112
Debt extinguishment charges	7,333	20,396	29,870
Gain on investment in ESAB Corporation	—	(102,669)	—
Gain on cost basis investment	—	(8,800)	—
Other income, net	(25,663)	(2,088)	—
Loss from continuing operations before income taxes	(67,128)	(2,069)	(121,781)
Income tax expense (benefit)	(13,289)	36,120	(19,528)
Net loss from continuing operations	(53,839)	(38,189)	(102,253)
Income from discontinued operations, net of taxes	21,108	26,430	178,531
Net income (loss)	(32,731)	(11,759)	76,278
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	530	567	1,052
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	—	966	3,569
Net income (loss) attributable to Enovis Corporation	$(33,261)	$(13,292)	$71,657
Net income (loss) per share - basic and diluted
Continuing operations	$(1.00)	$(0.72)	$(2.02)
Discontinued operations	$0.39	$0.47	$3.42
Consolidated operations	$(0.61)	$(0.25)	$1.40

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(32,731)	$(11,759)	$76,278
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $—, $338 and $3,449	66,513	(61,378)	(114,389)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $(8,795), $2,711 and $6,980	(27,943)	9,028	23,247
Changes in unrecognized pension and other post-retirement benefit (cost), net of tax expense (benefit) of $(1,343), $2,333 and $3,368	(8,052)	12,207	20,870
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax expense (benefit) of $(356), $199 and $1,148	(1,976)	629	5,025
Reclassification of hedging gain (loss), net of tax expense (benefit) of $22, $—, and $—	70	—	—
Other comprehensive income (loss)	28,612	(39,514)	(65,247)
Comprehensive income (loss)	(4,119)	(51,273)	11,031
Less: comprehensive income (loss) attributable to noncontrolling interest	593	(583)	3,281
Comprehensive income (loss) attributable to Enovis Corporation	$(4,712)	$(50,690)	$7,750

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,191	$24,295
Trade receivables, less allowance for credit losses of $9,731 and $7,965	291,483	267,380
Inventories, net	468,832	426,643
Prepaid expenses	28,901	28,550
Other current assets	71,112	48,155
Total current assets	896,519	795,023
Property, plant and equipment, net	270,798	236,741
Goodwill	2,060,893	1,983,588
Intangible assets, net	1,127,363	1,110,727
Lease asset - right of use	63,506	66,881
Other assets	90,255	80,288
Total assets	$4,509,334	$4,273,248

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$219,279
Accounts payable	132,475	135,628
Accrued liabilities	237,132	210,292
Total current liabilities	369,607	565,199
Long-term debt, less current portion	466,164	40,000
Non-current lease liability	48,684	51,259
Other liabilities	204,178	166,989
Total liabilities	1,088,633	823,447
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,597,142 and 54,228,619 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	55	54
Additional paid-in capital	2,900,747	2,925,729
Retained earnings	542,471	575,732
Accumulated other comprehensive loss	(24,881)	(53,430)
Total Enovis Corporation equity	3,418,392	3,448,085
Noncontrolling interest	2,309	1,716
Total equity	3,420,701	3,449,801
Total liabilities and equity	$4,509,334	$4,273,248

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2021	39,498,896	$40	$3,478,086	$517,367	$(452,106)	$44,487	$3,587,874
Net income	—	—	—	71,657	—	4,621	76,278
Distributions to noncontrolling owners	—	—	—	—	—	(3,713)	(3,713)
Other comprehensive income, net of tax expense of $14,945	—	—	—	—	(63,907)	(1,340)	(65,247)
Common stock offering, net of issuance costs	5,366,667	5	711,334	—	—	—	711,339
Conversion of tangible equity units into common stock	4,441,488	4	(4)	—	—	—	—
Common stock issued for acquisition, net of issuance costs	2,181,507	2	285,678	—	—	—	285,680
Common stock-based award activity	594,520	1	69,221	—	—	—	69,222
Balance at December 31, 2021	52,083,078	52	4,544,315	589,024	(516,013)	44,055	4,661,433
Net income (loss)	—	—	—	(13,292)	—	1,533	(11,759)
Distributions to noncontrolling owners	—	—	—	—	—	(1,591)	(1,591)
Other comprehensive income, net of tax expense of $5,581	—	—	—	—	(37,398)	(2,116)	(39,514)
Distribution of ESAB Corporation	—	—	(1,662,795)	—	499,981	(40,510)	(1,203,324)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Acquisition	—	—	—	—	—	345	345
Common stock-based award activity	453,696	—	44,211	—	—	—	44,211
Balance at December 31, 2022	54,228,619	54	2,925,729	575,732	(53,430)	1,716	3,449,801
Net income (loss)	—	—	—	(33,261)	—	530	(32,731)
Other comprehensive loss, net of tax benefit of $10,472	—	—	—	—	28,549	63	28,612
ESAB Separation adjustment	—	—	1,140	—	—	—	1,140
Payment of capped call transactions	—	—	(61,962)	—	—	—	(61,962)
Common stock-based award activity	368,523	1	35,840	—	—	—	35,841
Balance at December 31, 2023	54,597,142	$55	$2,900,747	$542,471	$(24,881)	$2,309	$3,420,701

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(32,731)	$(11,759)	$76,278
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and other impairment charges	217,109	219,710	262,919
Stock-based compensation expense	34,065	38,955	35,350
Non-cash interest expense	2,742	3,921	4,752
Gain on investment in ESAB Corporation	—	(102,669)	—
Gain on cost basis investments	—	(8,800)	—
Unrealized gain on currency hedges	(24,311)	—	—
Debt extinguishment charges	7,333	20,396	29,870
Deferred income tax expense (benefit)	(27,412)	6,320	(22,188)
(Gain) loss on sale of property, plant and equipment	(14,539)	352	(2,573)
Pension settlement gain	—	—	(11,208)
Changes in operating assets and liabilities:
Trade receivables, net	(16,316)	(45,189)	(110,985)
Inventories, net	(24,737)	(118,791)	(129,967)
Accounts payable	(6,638)	(11,843)	178,467
Other operating assets and liabilities	20,423	(46,464)	45,384
Net cash provided by (used in) operating activities	134,988	(55,861)	356,099
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(122,223)	(105,450)	(104,237)
Proceeds from sale of property, plant and equipment	32,571	2,746	7,033
Payments for acquisitions, net of cash received, and investments	(152,815)	(73,684)	(223,272)
Net cash used in investing activities	(242,467)	(176,388)	(320,476)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	450,000	—
Repayments of borrowings under term credit facility	(219,468)	(785,000)	—
Proceeds from borrowings on revolving credit facilities and other	455,000	65,000	991,494
Repayments of borrowings on revolving credit facilities and other	(478,337)	(634,883)	(417,526)
Repayments of borrowings on senior notes	—	(686,278)	(700,000)
Proceeds from borrowings on senior unsecured convertible notes	460,000	—	—
Distribution from ESAB Corporation, net	—	1,143,369	—
Payment of debt issuance costs	(25,676)	(2,938)	—
Proceeds from issuance of common stock, net	1,776	5,814	745,179
Payment of debt extinguishment costs	—	(12,704)	(24,375)
Payment of capped call transactions	(61,962)	—	—
Deferred consideration payments and other	(3,536)	(7,507)	(9,866)
Net cash provided by (used in) financing activities	127,797	(465,127)	584,906
Effect of foreign exchange rates on Cash and cash equivalents	219	2,301	(2,228)
Increase (decrease) in Cash and cash equivalents and restricted cash	20,537	(695,075)	618,301
Cash, cash equivalents and restricted cash, beginning of period	24,295	719,370	101,069
Cash, cash equivalents and restricted cash, end of period	$44,832	$24,295	$719,370

Supplemental disclosures:
Interest payments	$16,328	$37,089	$85,487
Income tax payments, net	$12,515	$31,360	$47,188
Common stock issued for acquisition, net of issuance costs	$—	$—	$285,680
ESAB Corporation shares exchanged for debt, net of fees	$—	$230,532	$—

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

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to Enovis upon Separation. The distribution proceeds were used by Enovis in conjunction with $450.0 million of borrowings on a term loan under the Enovis Credit Agreement, as discussed below, and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on the Company’s prior credit facility, and $302.8 million of outstanding debt and accrued interest on its 2026 Notes, pay a redemption premium at 103.188% of the principal amount of the 2026 Notes, and pay other fees and expenses due at closing. Additionally, on April 7, 2022, the Company also completed the redemption of its Euro Senior Notes representing all of its outstanding €350.0 million principal 3.25% Euro Senior Notes due 2025 at a redemption price of 100.813% of the principal amount.

Immediately following the Separation, the Company effected a one-for-three reverse stock split of all issued and outstanding shares of Enovis common stock, and all share and per share figures were restated in the 2022 Form 10-K.

The Company completed the divestiture of its 10% retained shares in ESAB in a tax-efficient exchange for $230.5 million of its $450.0 million term loan outstanding under the Credit Agreement on November 18, 2022.

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

The accompanying Consolidated Financial Statements include the following in discontinued operations: (1) operating results through the first quarter of 2022 of ESAB, the Company’s former fabrication technology business; (2) charges through the first quarter of 2022 for previously retained asbestos contingencies from divested businesses for which the Company did not retain an interest in the ongoing operation and that were fully transferred to ESAB in conjunction with the Separation; (3) certain expenses related to the Separation in 2022, (4) a charge related to the release of a tax indemnification receivable from ESAB and release of uncertain tax positions in the second quarter of 2023, and (5) divestiture-related expenses and gain on disposal from the sale of a retained facility from a prior divestiture. See Note 4, “Discontinued Operations”, for further information.

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

As of December 31, 2023, the Company held investments of $20.4 million in privately held companies without readily determinable fair values, the majority of which are within the Prevention & Recovery operating segment. One investment is accounted for under the equity method of accounting. The other investments represent minority ownership interests and are accounted for under the cost method. The Company accounts for investments as a noncurrent asset within Other assets in the Consolidated Financial Statements as the Company does not have the intent and ability to sell such assets within the next twelve months.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Expense, Net

Interest expense, net includes interest income of $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, primarily associated with interest-bearing deposits of certain foreign subsidiaries. In April 2023, the Company entered into synthetic debt cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. The Company receives fixed-rate amounts from the counterparties in exchange for the Company making foreign-currency fixed-rate interest payments over the life of the agreements. During the year ended December 31, 2023, the Company received interest income on its cross-currency swap agreements of $7.3 million, which is included within Interest expense, net in the Consolidated Statements of Operations. See Note 17, “Financial Instruments” for further information on the cross-currency swap agreement.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Consolidated Balance Sheets. The balance in restricted cash is related to the acquisition of Precision AI and will be released to the seller within one year of the acquisition date upon completion of three milestones. See Note 5, “Acquisitions and Investments" for further information. The balance of restricted cash is presented as a component of Other current assets on the Consolidated Balance Sheets.

The following table summarizes the Company’s Cash and Cash equivalents and Restricted cash:

	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$36,191	$24,295
Restricted cash	8,641	—
Total cash and cash equivalents and restricted cash	$44,832	$24,295

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Receivables

Trade receivables are presented net of an allowance for credit losses in accordance with Topic 326, “Financial Instruments - Credit Losses”. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Estimated credit losses are reviewed periodically by management.

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

For the year ended December 31, 2023, the Company performed a quantitative assessment of Goodwill for the Reconstructive and Prevention & Recovery reporting units, both of which indicated no impairment existed. The carrying amount of Goodwill of the Prevention & Recovery and Reconstructive reporting units for the year ended December 31, 2023 was $1.1 billion and $1.0 billion, respectively. The Company determined the fair value of the reporting units by equally weighting a discounted cash flow approach and market valuation approach, and the reporting unit’s fair value exceeded its carrying amount by approximately 4% and 8%, respectively. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions the Company’s management believes to be reasonable but which are unpredictable and inherently uncertain. Future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year. For sensitivity analysis, the Company estimated the fair value of the Prevention & Recovery and Reconstructive reporting units if the Company reduced the long-term revenue growth rate by 25 basis points, and the resulting excess fair value over carrying value decreased by 130 and 150 basis points, respectively.

A quantitative impairment test of Goodwill for the Prevention & Recovery and Reconstructive reporting units was performed for the year ended December 31, 2022, which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. Intangible assets are being amortized on a straight-line basis over their estimated useful lives, which approximates the period of benefit. The useful life of intangible asset as of December 31, 2023 range from three to twenty years with the largest asset groups of Acquired Technology, Acquired Customer Lists, and Acquired Trade Names having weighted-average useful life assignments of 12, 9, and 20, respectively.

The Company assesses its long-lived assets and finite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss equal to the difference between the carrying amount of the asset and its fair value would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. Assets held for sale are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company did not record any asset impairment charges during the years ended December 31, 2023 and 2022.

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

ENOVIS CORPORATION
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

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in Income tax benefit in the Consolidated Statements of Operations.

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

During the year ended December 31, 2023, the Company recognized net foreign currency transaction loss of $2.7 million in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2022, the Company recognized net foreign currency transaction gain of $0.7 million in Interest expense, net and net foreign currency transaction loss of $0.6 million in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2021, the Company recognized net foreign currency transaction loss of $0.5 million in Interest expense, net and net foreign currency transaction loss of $2.0 million in Selling, general and administrative expense in the Consolidated Statements of Operations.

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

ENOVIS CORPORATION
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

3. Recently Issued Accounting Pronouncements

The Company evaluates the adoption impacts of recently issued accounting pronouncements as well as material updates to previous pronouncements on the Company’s Consolidated Financial Statements. Typically, recently issued standards do not require adoption until a future effective date. During the year ended December 31, 2023, there were no new material accounting standards adopted that impacted the Company.

Standards to be Implemented

In November 2023, the FASB issued Accounting Standards Update (“ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures about significant segment expenses if they are regularly provided to the Chief Operating Decision Maker and included in each reported measure of segment profit or loss. In addition, the amendments expand interim disclosure requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss. Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments require public business entities to disclose additional information in specified categories within the income tax rate reconciliation and greater detail about individual reconciling items to the extent the impact of those items exceeds a specified threshold. Additionally, the amendments require disclosure of incomes taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments further require disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Update No. 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

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

In connection with the Separation, Enovis and ESAB entered into various agreements to effect the Separation and provide a framework for ESAB’s relationship with Enovis after the Separation. These agreements include a separation and distribution agreement, a stockholders’ and registration rights agreement, an employee matters agreement, a tax matters agreement, a transition services agreement, an ESAB Business Excellence System (“EBS”) license agreement, and an intellectual property matters agreement (the “Agreements”). These Agreements govern the Separation between Enovis and ESAB of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Enovis and its subsidiaries attributable to periods prior to, at and after the Separation and will govern certain relationships between Enovis and ESAB after the Separation. The impact of services provided to ESAB and agreed upon charges as part of the Separation are not material to our consolidated financial statements. The matters of the agreements with ESAB have substantially concluded.

Asbestos Contingencies

Prior to the Separation, the Company retained certain asbestos-related contingencies and insurance coverages from its previously divested businesses for which it did not retain an interest in the ongoing operations except for the contingencies. The net costs and cash flows associated with these contingencies and coverages were reported by the Company as discontinued operations. In conjunction with the Separation, all asbestos-related contingencies and insurance coverages from its divested businesses were transferred fully to ESAB. The Company has classified asbestos-related charges through the date of Separation in its Consolidated Statements of Operations as part of Income from discontinued operations, net of taxes.

Items Related to our former Air and Gas Handling Business

The Company sold its air & gas handling business in 2019. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect pre-tax divestiture-related expenses (benefit) of $(0.7) million, $1.7 million and $9.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, as discontinued operations. The divestiture-related expenses (benefit) are primarily maintenance costs and cost to sell a retained interest in a facility no longer used in operations including certain professional, legal, and consulting fees as well as a settlement executed in the first quarter of 2021. In the third quarter of 2023, the Company sold the retained interest in the facility and recorded a gain of $15.5 million.

Summary of Items Treated as Discontinued Operations

As a result of the Separation and prior divestitures, the operating results of (1) ESAB, the Company’s former fabrication technology business, (2) charges related to the previously retained asbestos contingencies and (3) items related to our divested air & gas handling business have been presented as discontinued operations in the Consolidated Statements of Operations for all periods presented.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the financial results of the former fabrication technology business including all divestiture-related expenses incurred by the company and allocated interest expense; asbestos charges; items related related to Air & Gas; and the combined income tax effect of those items for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net sales	$—	$647,911	$2,428,115
Cost of sales	—	423,580	1,592,132
Selling, general and administrative expense	—	125,529	477,040
Gain on disposal of facility	(15,517)	—	—
Restructuring and other charges	—	5,304	18,954
Asbestos charges	—	3,194	15,578
Divestiture-related expenses and other(1)	4,387	46,684	29,668
Operating income	11,130	43,620	294,743
Interest expense(2)	—	8,035	43,481
Pension settlement gain	—	—	(11,208)
Income from discontinued operations before income taxes	11,130	35,585	262,470
Income tax (benefit) expense(3)	(9,978)	9,155	83,939
Income from discontinued operations, net of taxes	$21,108	$26,430	$178,531
(1) Divestiture-related expenses and other includes a charge of $5.1 million for the release of a tax indemnification receivable from ESAB for the year ended December 31, 2023 and divestiture-related expenses for the Separation of $45.0 million and $20.6 million for the years ended December 31, 2022 and 2021, respectively.
(2) Interest expense was allocated to discontinued operations based on allocating $1.2 billion of corporate level debt to discontinued operations consistent with the dividend received from ESAB and the debt repaid at the time of the Separation.
(3) The year ended December 31, 2023 includes benefit of release of uncertain tax positions.

Total income attributable to noncontrolling interest related to ESAB, net of taxes for the years ended December 31, 2022 and 2021 was $1.0 million, and $3.6 million, respectively. These amounts are presented as net income attributable to noncontrolling interest from discontinued operations - net of taxes on the Consolidated Statements of Operations.

The following table presents further detail into the financial results of the former fabrication technology business:

	Year Ended December 31,
	2022	2021
	(in thousands)
Depreciation	$7,671	$32,452
Amortization	9,012	41,954
Capital expenditures	5,903	35,584

Cash (used in) provided by operating activities related to discontinued operations for the years ended December 31, 2023, 2022 and 2021 was approximately $(2) million, $(27) million, and $224 million, respectively. Cash provided by (used in) investing activities related to discontinued operations for the years ended December 31, 2023, 2022 and 2021 was approximately $33 million, $(3) million, and $(35) million, respectively.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Acquisitions and Investments

Lima Acquisition in 2024

On January 3, 2024, the Company acquired LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware, at an enterprise value of €800 million (the “Lima Acquisition”), consisting of (i) approximately €700 million in cash consideration, which includes repayment of certain indebtedness, to be paid at closing, and (ii) 1,942,686 shares of common stock of Enovis valued at approximately €100 million based on the thirty-day volume weighted average price of the Company’s common stock as of the close of business day on September 21, 2023, and which are expected to be issued within eighteen months following the closing of the Lima Acquisition, in each case subject to certain adjustments and conditions as provided for in the purchase agreement.

During the year ended December 31, 2023, the Company incurred $9.0 million of strategic transactions costs, including advisory, legal, audit, valuation and other professional service fees in connection with the Lima acquisition, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

The Lima acquisition will be accounted for using the acquisition method of accounting and accordingly, the Consolidated Financial Statements will include the financial position and results of operations from the date of acquisition.

2023 Acquisitions

On June 28, 2023, the Company completed the Novastep business combination in its Reconstructive segment. Novastep is a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions with a best-in-class MIS bunion system serving a rapidly growing portion of the global bunion segment. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $96.9 million for the acquisition, net of cash received. The Company has allocated $43.7 million to goodwill and $52.0 million to intangible assets acquired. The acquisition accounting reflects our preliminary estimates and are subject to adjustment. The acquired goodwill value is primarily driven by the expected synergies from cross-selling Novastep products to existing Enovis foot & ankle customers. The acquisition broadens our reconstructive product offerings for the foot and ankle market and expands our customer base in Europe. Purchase accounting procedures are ongoing and revisions may be recorded in future periods during the measurement period.

On July 20, 2023, the Company completed an asset acquisition transaction with D.N.E., LLC in its Reconstructive segment. DNE is a developer of a broad line of external fixation products, including circular frames, pin-to-bar frames, and mini-fixators for use in foot and ankle surgeries. The acquisition of these assets, primarily the developed technology will allow Enovis to expand its robust product portfolio for the Foot & Ankle business unit. The Company paid $28.2 million for the asset acquisition and assigned $25.8 million to intangible assets, $1.9 million to finished goods inventory and $0.5 million to property, plant and equipment. The acquisition is accounted for on a cost approach. The Consolidated Financial Statements include the financial position and results of operations from the acquisition date.

On October 5, 2023, the Company acquired a 100% interest in Precision AI, a developer of surgical planning software. The transaction was accounted for as an asset acquisition. The acquisition compliments the Company’s current product offerings in its Reconstruction segment with advanced planning software for shoulder surgery and opportunity to expand to additional anatomies. On the acquisition date, the Company paid $17.6 million, net of cash received and agreed to make contingent payments of approximately $12.0 million upon the successful completion of three milestones within one year of the acquisition date. The milestones are based on FDA approvals and user validation testing of the software.

In December 2023, the first milestone was achieved and the Company paid $4.2 million to the sellers. The remaining contingent amount is held in escrow by Enovis as restricted cash and presented in Other current asset in the Consolidated Balance Sheet. The Company has control over these funds and is required to authorize the transfer upon completion of the milestones. As the asset acquisition is accounted for under a cost approach, the potential additional contingent payments are not recorded until the milestones are achieved. The Consolidated Financial Statements include the assets acquired and results of operations from the acquisition date.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 6, 2022, the Company completed a business acquisition in its Reconstructive segment of KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, by acquiring 100% of its equity interests. 360 Med Care is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to its device supply arrangements with surgeons, hospitals, and insurers. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $14.3 million for the acquisition, net of cash received, and recorded estimated contingent consideration at fair value of $12.8 million related to expected results over future revenue targets. As of December 31, 2023, the contingent liability is $13.0 million. The Company allocated $16.3 million to Goodwill and $18.2 million to intangible assets acquired. The 360 Med Care acquisition broadens our customer base in Australia and adds to our overall product offerings.

On July 5, 2022, the Reconstructive segment of the Company acquired a controlling interest of Insight Medical Systems (“Insight”). Insight’s flagship solution, ARVIS, is an FDA-cleared augmented reality solution precisely engineered for the specific needs of hip and knee replacement surgery. The ARVIS navigation unit consists of a hands-free heads-up display worn by the surgeon which provides surgical guidance at the point of care in a streamlined, space-conserving, and cost-effective manner compared to traditional robotic offerings. The acquisition is accounted for under the acquisition method of accounting as a step-acquisition, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition date.

Enovis made initial investments in Insight in 2021 and 2020, which were carried at cost. During the third quarter of 2022, the Company acquired an additional 53.7% interest in Insight for $34.2 million net of cash received, and recorded contingent consideration of $5.0 million, which is the maximum payable under the agreement based on Insight’s achievement of certain milestones related to ARVIS. As of December 31, 2022, Enovis holds a 99.5% interest in Insight and recognized $0.3 million noncontrolling equity interest in its financial statements attributed to Insight.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

July 28, 2021
(In thousands)
Trade Receivables	$19,578
Inventory	76,824
Property, Plant and Equipment	58,465
Goodwill	92,438
Intangible Assets	106,000
Accounts payable	(4,808)
Other assets and liabilities, net	(77,494)
Consideration, net of cash acquired	$271,003

The following table summarizes Intangible assets acquired in the Mathys acquisition, excluding Goodwill, as of the acquisition date:

	Intangible	Amortization
	Asset	Period
	(In thousands)	(Years)

Acquired technology	$54,000	12
Customer relationships	34,000	16
Trademarks	18,000	20
Intangible assets	$106,000

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Revenue

The Company provides orthopedic solutions, including products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. While the Company’s sales are primarily derived from three sales channels including dealers and distributors, insurance, and direct to consumers and hospitals, substantially all its revenue is recognized at a point in time. The Company disaggregates its revenue into the following geographic or product groupings:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$456,129	$437,287	$432,963
U.S. Other P&R	269,826	255,305	243,051
International P&R	350,821	335,036	350,015
Total Prevention & Recovery	1,076,776	1,027,628	1,026,029
Reconstructive:
U.S. Reconstructive	426,405	370,173	323,187
International Reconstructive	204,016	165,300	76,972
Total Reconstructive	630,421	535,473	400,159
Total	$1,707,197	$1,563,101	$1,426,188

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

Allowance for Credit Losses

The Company estimates current expected credit losses on trade receivables using historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management disaggregate trade receivables into business segments due to risk characteristics unique to each segment given the individual lines of business and market. Pooling was further disaggregated based on either geography or product type.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2023
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$7,965	$4,836	$(3,221)	$151	$9,731

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(54,369)	$(38,756)	$(103,305)
Weighted-average shares of Common stock outstanding – basic	54,494,823	54,065,420	51,141,210
Net income (loss) per share from continuing operations – basic	$(1.00)	$(0.72)	$(2.02)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(54,369)	$(38,756)	$(103,305)
Weighted-average shares of Common stock outstanding – basic	54,494,823	54,065,420	51,141,210
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—
Weighted-average shares of Common stock outstanding – diluted	54,494,823	54,065,420	51,141,210
Net income (loss) per share from continuing operations – diluted	$(1.00)	$(0.72)	$(2.02)
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the net income attributable to noncontrolling interest from continuing operations, net of taxes.

For the years ended December 31, 2021, the weighted-average shares of common stock outstanding - basic included the impact of 6.1 million shares, as adjusted for the reverse stock split, for the actual or potential issuance of shares from tangible equity unit purchase contracts.

In January 2022, the remaining tangible equity unit purchase contracts were converted into approximately 1.7 million shares of the Company’s common stock, as adjusted for the reverse stock split. All the issued shares are included in the common stock issued and outstanding as of December 31, 2022 and December 31, 2023. See Note 14, “Equity”, for details.

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

The weighted-average computation of the dilutive effect of potentially issuable shares of common stock under the treasury stock method for the years ended December 31, 2023, 2022 and 2021 excludes 1.2 million, 1.1 million, and 0.3 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

Loss from continuing operations before income taxes and Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic operations	$(114,700)	$8,826	$(129,903)
Foreign operations	47,572	(10,895)	8,122
	$(67,128)	$(2,069)	$(121,781)
Income tax expense (benefit):
Current:
Federal	$949	$3,780	$—
State	4,177	4,957	829
Foreign	8,997	3,405	9,862
	14,123	12,142	10,691
Deferred:
Domestic operations	(22,866)	73,370	(29,801)
Foreign operations	(4,546)	(49,392)	(418)
	(27,412)	23,978	(30,219)
	$(13,289)	$36,120	$(19,528)

See Note 4, “Discontinued Operations” for the loss from discontinued operations and related income taxes.

The Company’s Income tax expense (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$(14,097)	$(435)	$(25,574)
State taxes	(1,835)	10,878	(4,473)
Effect of tax rates on international operations	(3,053)	(5,106)	681
Changes in valuation allowance	4,646	(12,126)	(4,496)
Changes in tax reserves	(2,182)	1,724	(2,332)
Research and development tax credits	(4,499)	(2,599)	(2,392)
Net items not deductible (taxable)	(1,478)	1,859	772
U.S. tax on international operations	2,789	4,565	14,865
Transaction related costs	840	27,699	—
Non-deductible employee compensation	5,232	9,013	2,562
Other	348	648	859
Income tax expense (benefit)	$(13,289)	$36,120	$(19,528)

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

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Expenses currently not deductible	$30,787	$30,428
Net operating loss and interest expense limitation carryforward	119,247	162,713
Tax credit carryforward	37,358	37,883
Depreciation and amortization	57,901	28,659
Inventory reserves and capitalization	18,585	6,731
Capitalized R&D expenditures	41,343	29,579
Non-current lease liability	17,798	17,815
Other	6,069	2,171
Valuation allowance	(101,650)	(93,542)
Deferred tax assets, net	227,438	222,437
Deferred tax liabilities:
Depreciation and amortization	(226,802)	(237,374)
Lease asset - right of use	(16,463)	(17,380)
Total deferred tax liabilities	(243,265)	(254,754)
Total deferred tax liabilities, net	$(15,827)	$(32,317)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2023, the valuation allowance increased from $93.5 million to $101.7 million with a net increase of $4.6 million recognized in Income tax benefit and a $3.5 million increase related to changes in foreign currency rates. Consideration was given to tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has U.S. net operating loss carryforwards of $14.2 million expiring in years 2024 through 2043, $11.7 million of net operating losses that may be carried forward indefinitely and U.S. interest limitation carryforward of $44.1 million that may be carried forward indefinitely. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. As of December 31, 2023, the Company had $17.9 million foreign net operating loss carryforwards primarily in Germany, Switzerland, France, and the United Kingdom that may be subject to local tax limitations including changes in ownership. The foreign net operating losses can be carried forward indefinitely, except $3.1 million of net operating losses in Switzerland expiring in 2030. The company has $31.5 million of foreign interest limitation carryforward primarily in Germany, that may be carried forward indefinitely.

The Company has U.S. foreign tax and R&D tax credits that may be used to offset U.S. tax in previous or future tax periods subject to Section 382 and other federal provisions. The Company’s $21.9 million foreign tax credit can be carried back one year and carried forward to tax years 2024 through 2031. The Company’s $10.5 million R&D credit can be carried back one year and carried forward to tax years 2024 through 2043. The Company has non-refundable R&D tax offsets of $3.4 million carrying forward indefinitely that that may be used to reduce Australian income tax in future periods.

For the year ended December 31, 2023, undistributed earnings of the Company’s foreign subsidiaries are estimated to be $78.1 million, all of which is permanently reinvested; accordingly, the Company has assessed no deferred tax liability as of December 31, 2023 on such earnings.

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

(In thousands)
Balance, January 1, 2021	$58,014
Acquisitions and divestitures	4,450
Addition for tax positions taken in prior periods	228
Addition for tax positions taken in the current period	3,653
Reductions related to settlements with taxing authorities	(425)
Reductions resulting from a lapse of applicable statute of limitations	(3,239)
Other, including the impact of foreign currency translation	(734)
Balance, December 31, 2021	61,947
Acquisitions and divestitures	(23,250)
Addition for tax positions taken in the current period	462
Reductions resulting from a lapse of applicable statute of limitations	(244)
Other, including the impact of foreign currency translation	(616)
Balance, December 31, 2022	38,299
Acquisitions and divestitures	2,052
Addition for tax positions taken in prior periods	3,659
Addition for tax positions taken in the current period	2,251
Reductions related to settlements with taxing authorities	(125)
Reductions resulting from a lapse of applicable statute of limitations	(14,240)
Other, including the impact of foreign currency translation	230
Balance, December 31, 2023	$32,126

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Germany, China, the United States and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2009 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2017.

The Company records interest and penalties on uncertain tax positions as a component of Income tax expense (benefit), which was $(2.0) million, $1.1 million, and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, we had accrued $3.1 million and $4.2 million, respectively, of interest and penalties related to unrecognized tax benefits. Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. Currently, the Company estimates that it is reasonably possible that the expiration of various statutes of limitations, resolution of tax audits and court decisions may reduce its tax expense in the next 12 months up to $1.2 million. The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $20.0 million as of December 31, 2023.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2023 and 2022:

	Prevention & Recovery	Reconstructive	Total
	(In thousands)
Balance, January 1, 2022	$1,088,533	$845,725	$1,934,258
Goodwill attributable to acquisitions(1)	—	61,241	61,241
Impact of foreign currency translation	(10,897)	(1,014)	(11,911)
Balance, December 31, 2022	1,077,636	905,952	1,983,588
Goodwill attributable to acquisitions(1)	—	43,683	43,683
Impact of foreign currency translation	23,859	9,763	33,622
Balance, December 31, 2023	$1,101,495	$959,398	$2,060,893
(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5, “Acquisitions”.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	Year Ended December 31,
	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Definite-Lived Intangible Assets
Acquired customer relationships	$548,234	$(279,757)	$528,489	$(215,962)
Acquired technology	632,801	(184,216)	553,284	(134,967)
Acquired trade names	458,917	(100,061)	414,801	(74,644)
Software	83,849	(42,910)	72,371	(39,202)
Other intangible assets	16,335	(5,829)	9,917	(3,360)
	$1,740,136	$(612,773)	$1,578,862	$(468,135)

Amortization expense related to acquired intangible assets, including acquired customer relationships, acquired technology, and acquired trade names, are presented on the face of the Consolidated Statements of Operations. Other intangible assets amortization expense consists primarily of amortization of software intangibles and is recorded as a component of Selling, general, and administrative expense in the Consolidated Statements of Operations. Total amortization expense is $140.2 million, $133.7 million, and $125.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

See Note 2, “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Amortization Expense

The Company’s expected annual amortization expense for intangible assets for the next five years is as follows:

December 31, 2023
(In thousands)
2024	$145,822
2025	144,572
2026	139,483
2027	131,403
2028	96,556

10. Property, Plant and Equipment, Net

		Year Ended December 31,
	Depreciable Life	2023	2022
	(In years)	(In thousands)
Land	n/a	$6,454	$5,935
Buildings and improvements	5-40	41,195	36,548
Machinery and equipment	3-15	465,599	375,441
		513,248	417,924
Accumulated depreciation		(242,450)	(181,183)
		$270,798	$236,741

Depreciation expense for the years ended December 31, 2023, 2022 and 2021, was $76.9 million, $69.2 million and $62.0 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	Year Ended December 31,
	2023	2022
	(In thousands)
Raw materials	$88,129	$100,038
Work in process	39,310	28,164
Finished goods	406,931	357,143
	534,370	485,345
Less: Allowance for excess, slow-moving and obsolete inventory	(65,538)	(58,702)
	$468,832	$426,643

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Leases

The Company leases certain office space, warehouse, distribution, and production facilities, as well as vehicles and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on the Consolidated Balance Sheet, with the current lease liability being included in Accrued liabilities.

December 31, 2023
(In thousands)
Future lease payments by year:
2024	$19,528
2025	16,445
2026	11,413
2027	6,402
2028	5,125
Thereafter	12,809
Total	71,722
Less: present value discount	(5,507)
Present value of lease liabilities	$66,215

Weighted-average remaining lease term (in years):
Operating leases	5.66
Weighted-average discount rate:
Operating leases	3.6%

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2023, 2022 and 2021, the Company’s net rental expense related to operating leases was $22.4 million, $23.0 million, and $20.2 million respectively.

13. Debt

Long-term debt consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Term loan	$—	$219,279
Senior unsecured convertible notes	446,164	—
Revolving credit facilities and other	20,000	40,000
Total debt	466,164	259,279
Less: current portion	—	(219,279)
Long-term debt	$466,164	$40,000

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt extinguishment charges of $20.1 million in the second quarter of 2022, comprised of $12.7 million in redemption premiums and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

Enovis Term Loan and Revolving Credit Facility

The Enovis Credit Agreement became effective April 4, 2022 and consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450.0 million and an April 4, 2023 maturity date (the “Enovis Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Facility.

On November 18, 2022, the Company completed an exchange with a lender under the Enovis Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million in term loan outstanding under the Credit Agreement, net of cost to sell. On March 1, 2023 the Company extinguished the remaining outstanding balance on the Enovis Team Loan with borrowing on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 3.75:1.00 for the fiscal quarter ending June 30, 2023 and thereafter, stepping down to 3.50:1.00 for the fiscal quarter ending June 30, 2024, and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1.00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Term Loan and the Enovis Revolver. As of December 31, 2023, the Company was in compliance with the covenants under the Enovis Credit Agreement.

On October 23, 2023 the Company entered into an amendment to the Enovis Credit Agreement (the “Amendment”). The Amendment provided for a new term loan commitment in the aggregate amount of $400 million (the “Term Loan Facility”). The Term Loan Facility extended to the Company under the Amendment was funded on January 3, 2024, the date the Lima Acquisition was consummated. The Term Loan Facility requires quarterly principal repayments at 1.25% of the initial aggregate principal amount and ultimately matures on April 4, 2027.

Pursuant to the Amendment, effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Enovis Credit Agreement (including the Term Loan Facility) became secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Enovis Credit Agreement was be adjusted from total leverage ratio to senior secured leverage ratio and requires the senior secured leverage ratio to be no more than 3.75:1.00 with a step down to 3.50:1.00 commencing with the fiscal quarter ending June 30, 2024; (iii) certain changes to the negative covenants became effective (including restrictions on repayments of junior financing and amendments to junior financing documents); and (iv) certain additional changes were implemented (including the removal of the guaranty fallaway provision).

As of December 31, 2023, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 6.58%, excluding accretion of original issue discount and deferred financing fees, and there was $880.0 million available on the Revolver.

Euro Senior Notes

The Company previously had senior unsecured notes with an aggregate principal amount of €350.0 million due in May 2025, with an interest rate of 3.25%. The Euro Senior Notes were redeemed on April 7, 2022 at a 100.813% redemption premium after the completion of the Separation.

Tangible Equity Unit (“TEU”) Amortizing Notes

The Company previously had 6.50% TEU amortizing notes at an initial principal amount of $15.6099 per note with equal quarterly cash installments of $1.4375 per note representing a payment of interest and partial payment of principal. The final installment payment of $6.5 million was made on January 15, 2022.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2026 Notes

The Company previously had senior notes with a remaining principal amount of $300 million, which were due on February 15, 2026 and had an interest rate of 6.375%. The 2026 Notes were redeemed on April 7, 2022 at a 103.188% redemption premium after the completion of the Separation.

Financing for Lima Acquisition

On October 23, 2023 the Company entered into an amendment to the Enovis Credit Agreement (the “Amendment”). The Amendment provides for a new term loan commitment in the aggregate amount of $400 million. The term loan facility extended to the Company under the Amendment was funded on January 3, 2024, the date the Lima Acquisition was consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount and ultimately matures on April 4, 2027.

Pursuant to the Amendment, effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Credit Agreement (including the Term Loan Facility) became secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Credit Agreement was adjusted from total leverage ratio to senior secured leverage ratio and requires the senior secured leverage ratio to be no more than 3.75:1.00 with a step down to 3.50:1.00 commencing with the fiscal quarter ending June 30, 2024; (iii) certain changes to the negative covenants became effective (including restrictions on repayments of junior financing and amendments to junior financing documents); and (iv) certain additional changes were implemented (including the removal of the guaranty fallaway provision).

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

In addition, holders may convert their 2028 Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after April 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. The conversion rate is 17.1474 shares of common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $58.32 per share of common stock), subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 2028 Notes. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election, in respect of the remainder,

The Company also entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2028 Notes and paid $62 million to the counterparties. The capped call transactions are intended generally to mitigate potential dilution to the Company’s common stock upon conversion of any Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. If, however, the market price per share of common stock exceeds $89.72, the initial cap price of the capped call transactions, there would be dilution effect and/or no offset of any cash payments, in each case, attributable to the amount by

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the market price of the common stock exceeds the cap price. The capped call payment was classified as equity since it meets the derivative scope exception included in ASC 815 Derivative and Hedging.
Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $11.5 million were outstanding as of December 31, 2023.

Deferred Financing Fees

The Company has $6.6 million in deferred financing fees included in Other assets as of December 31, 2023 ($3.5 million related to the Revolver and $3.1 million related to the new term loan).

In the third quarter of 2023, the Company paid $8.0 million for a bridge facility for the Lima acquisition. Upon the completion of the amendment to the Enovis Credit Agreement and 2028 Notes offering, the bridge facility was terminated and the unamortized balance of the bridge facility deferred financing fees of $7.3 million was written-off.

As of December 31, 2023, the Company has $13.8 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the 2028 Notes.

Contractual Maturities

The contractual maturities of the Company’s debt are as follows:

December 31, 2023
(In thousands)
2024	$—
2025	—
2026	—
2027	20,000
2028	460,000
Thereafter	—
Total contractual maturities	480,000
Debt discount	(13,836)
Total debt	$466,164

14. Equity

Share Repurchase Program

On February 12, 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s common stock have been made under this plan since the third quarter of 2018. As of December 31, 2023, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021. All amounts are net of tax and noncontrolling interest, if any.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On Hedging Activities	Total
	(In thousands)
Balance at January 1, 2021	$(112,783)	$(360,977)	$21,654	$(452,106)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	20,866	—	—	20,866
Foreign currency translation adjustment	1,339	(146,409)	(230)	(145,300)
Gain on long-term intra-entity foreign currency transactions	—	32,261	—	32,261
Gain on net investment hedges	—	—	23,247	23,247
Other comprehensive income (loss) before reclassifications:	22,205	(114,148)	23,017	(68,926)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,019	—	—	5,019
Net Other comprehensive income (loss)	27,224	(114,148)	23,017	(63,907)
Balance at December 31, 2021	(85,559)	(475,125)	44,671	(516,013)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	12,207	—	—	12,207
Foreign currency translation adjustment	470	(37,953)	—	(37,483)
Loss on long-term intra-entity foreign currency transactions	—	(21,779)	—	(21,779)
Gain on net investment hedges	—	—	9,028	9,028
Other comprehensive income (loss) before reclassifications:	12,677	(59,732)	9,028	(38,027)
Amounts reclassified from Accumulated other comprehensive loss(1)	629	—	—	629
Net Other comprehensive income (loss)	13,306	(59,732)	9,028	(37,398)
Distribution of ESAB Corporation	84,460	469,220	(53,699)	499,981
Balance at December 31, 2022	12,207	(65,637)	—	(53,430)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(8,052)	—	—	(8,052)
Foreign currency translation adjustment	2,829	63,621	—	66,450
Loss on net investment hedges	—	—	(27,943)	(27,943)
Other comprehensive income (loss) before reclassifications:	(5,223)	63,621	(27,943)	30,455
Amounts reclassified from Accumulated other comprehensive loss(1)	(1,976)	—	70	(1,906)
Net Other comprehensive income (loss)	(7,199)	63,621	(27,873)	28,549
Balance at December 31, 2023	$5,008	$(2,016)	$(27,873)	$(24,881)
(1) Included in the computation of net periodic benefit cost. See Note 16, “Defined Benefit Plans” for additional details.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2023, 2022 and 2021, Noncontrolling interest increased (decreased) by $0.1 million, $(2.1) million, and $(1.3) million, respectively, as a result of Other comprehensive income, due to foreign currency translation adjustment.

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

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Stock-based compensation expense(1)	$34,065	$38,955	$35,350
Deferred tax benefit	2,813	1,236	2,658
(1) Stock-based compensation expense includes $2.1 million and $7.7 million of expense included in Income from discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2023, the Company had $25.1 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 1.1 years. The intrinsic value of awards exercised or issued upon vesting was $19.5 million, $37.2 million, and $48.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2023	2022	2021
Expected period that options will be outstanding (in years)	4.72	4.77	4.50
Interest rate (based on U.S. Treasury yields at the time of grant)	4.05%	2.10%	0.61%
Volatility	48.54%	42.90%	43.10%
Dividend yield	—	—	—
Weighted-average fair value of options granted(1)	$26.36	$27.48	$27.64
(1) The weighted-average fair value of options granted in 2021 was adjusted by a factor of 1.7 due to the Separation and reverse stock split.
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

Stock option activity is as follows:

	Number of Options(1)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(2) (In thousands)
Outstanding at January 1, 2021	2,705,070	$50.61
Granted	331,375	65.08
Exercised	(712,810)	48.91
Forfeited and expired	(170,529)	97.46
Outstanding at December 31, 2021	2,153,106	49.70
Granted	154,552	70.23
Exercised	(127,261)	45.69
Forfeited and expired	(407,069)	72.53
Adjustment due to ESAB Separation(3)	(425,651)	57.64
Outstanding at December 31, 2022	1,347,677	59.96
Granted	222,707	57.49
Exercised	(33,514)	45.37
Forfeited and expired	(40,727)	67.85
Outstanding at December 31, 2023	1,496,143	59.71	3.23	$4,474
Vested or expected to vest at December 31, 2023	1,488,175	59.71	3.21	4,474
Exercisable at December 31, 2023	1,159,675	58.26	2.57	4,474
(1) The outstanding options as of December 31, 2021 was adjusted by a factor of 1.7 due to the Separation and reverse stock split.
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

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.4 million, $1.5 million, and $21.4 million, respectively. The fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $5.4 million, $7.4 million, and $9.0 million, respectively.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Under the 2020 Plan, the Compensation Committee may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting service conditions and various performance goals.

During the years ended December 31, 2023, 2022 and 2021, the Company granted certain employees PRSUs, the vesting of which is fully based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. The final achievement of the PRSUs granted in 2022 and 2021 was determined as of April 4, 2022 based on the current performance as of the time of the Separation, and it was determined that 100% of the TSR metric was achieved. The achievement factors were determined in accordance with the applicable criteria established by the Compensation Committee. While the achievement factor of the outstanding awards has been determined, they remain subject to the awards’ service period requirements and will therefore continue to vest over the original term of the award.

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

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units(1)	Weighted- Average Grant-Date Fair Value	Number of Units(1)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2021	430,236	$59.70	489,654	$55.06
Granted	146,322	77.84	464,279	78.84
Vested	(113,991)	52.75	(248,405)	51.71
Forfeited and expired	(96,492)	48.30	(60,311)	63.95
Nonvested at December 31, 2021	366,075	72.13	645,217	69.44
Granted	192,921	47.89	303,752	67.58
Vested	(230,310)	49.69	(243,485)	64.11
Forfeited and expired	(35,516)	46.07	(70,914)	69.22
Adjustment due to ESAB Separation(2)	(32,373)	46.07	(131,291)	71.52
Nonvested at December 31, 2022	260,797	77.34	503,279	71.33
Granted	121,352	71.80	303,350	57.43
Vested	(164,948)	82.96	(253,791)	71.55
Forfeited and expired	—	—	(44,857)	63.43
Nonvested at December 31, 2023	217,201	69.97	507,981	63.59
(1) The outstanding awards as of December 31, 2021 has been adjusted by a factor of 1.7 due to the Separation and reverse stock split.
(2) Reflects the cancellation of unvested awards held by ESAB employees as of April 4, 2022, which were replaced with ESAB awards issued by ESAB as part of the Separation.

The fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $31.8 million, $32.1 million, and $18.3 million, respectively.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued compensation and related benefits	$70,979	$51,384
Accrued third-party commissions	28,539	24,958
Lease liability - current portion	21,568	24,281
Accrued rebates	14,464	13,715
Accrued taxes	14,384	13,676
Accrued professional fees	13,037	15,670
Contingent consideration - current portion	6,944	8,812
Accrued royalties	5,972	5,777
Accrued freight	3,909	3,955
Accrued interest	3,765	2,921
Warranty liability	2,959	2,804
Customer advances and billings in excess of costs incurred	2,953	3,560
Accrued restructuring liability	2,276	1,091
Other	45,383	37,688
	$237,132	$210,292

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2023
	Balance at Beginning of Period	Provisions	Payments	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$973	$8,953	$(7,731)	$2,195
Facility closure costs and other(2)	118	8,388	(8,425)	81
Total	$1,091	17,341	$(16,156)	$2,276
Non-cash charges(2)		2,609
Total Provisions(3)		$19,950
(1)    Includes severance and other termination benefits, including outplacement services.
(2)    Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.
(3)    Charges includes $2.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations. $13.5 million and $6.4 million of the Company’s total provisions are related to the Prevention & Recovery and Reconstructive segments, respectively.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,470	$3,944	$(5,441)	$—	$973
Facility closure costs and other(2)	358	12,864	(13,104)	—	118
Total	$2,828	16,808	$(18,545)	$—	$1,091
Non-cash charges(2)		2,152
Total Provisions(3)		$18,960
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure and optimization of facilities and product lines.
(3) Charges include $1.7 million classified as Cost of sales on the Company’s Consolidated Statements of Operations. $9.6 million and $9.4 million of the Company’s total provisions are related to the Prevention & Recovery and Reconstructive segments, respectively.

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

As part of the Separation, all plans sponsored by ESAB and certain U.S. defined benefit and other post-retirement plans, formerly sponsored by the Company, were transferred to ESAB as of March 21, 2022. The impact of transferring the plans to ESAB is shown as Divestitures in the tables below. The following tables include all defined benefit plans historically sponsored by the Company prior to the transfer to ESAB. See Note 4, “Discontinued Operations” for further information.

The following table summarizes the total changes in the Company’s pension benefits and plan assets and includes a statement of the plans’ funded status. The amounts presented as of January 1, 2022 and the changes in benefit obligation and plan assets in 2022 include three months of activity of the ESAB plans prior to the Separation.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Pension Benefits		Foreign Pension Benefits
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2022
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$95,075	$455,067	$252,739
Service cost	3,709	4,703	4,703
Interest cost	2,122	1,821	897
Actuarial loss (gain)(1)	11,465	(21,586)	(21,586)
Foreign exchange effect	10,946	(4,844)	(4,844)
Transfers in (benefits paid), net(2)	6,407	(5,724)	(1,854)
Divestitures(3)	—	(337,045)	(137,663)
Settlements	(8,655)	—	—
Other	1,274	2,683	2,683
Projected benefit obligation, end of year	$122,343	$95,075	$95,075
Accumulated benefit obligation, end of year	$116,767	$91,527	$91,527
Change in plan assets:
Fair value of plan assets, beginning of year	$77,696	$366,820	$165,561
Actual return on plan assets	4,173	(4,193)	(6,557)
Employer contribution	3,632	3,416	3,378
Foreign exchange effect	8,696	(2,599)	(2,599)
Transfers in (benefits paid), net(2)	6,407	(5,724)	(1,854)
Divestitures(3)	—	(282,534)	(82,743)
Settlements	(8,655)	—	—
Other	2,723	2,510	2,510
Fair value of plan assets, end of year	$94,672	$77,696	$77,696
Funded status, end of year	$(27,671)	$(17,379)	$(17,379)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Current liabilities	$(214)	$(174)	$(174)
Non-current liabilities	(27,457)	(17,205)	(17,205)
Total	$(27,671)	$(17,379)	$(17,379)
(1) The actuarial loss for 2023 is primarily due to the decrease in discount rate in the Swiss market and the gain for 2022 is primarily due to the increases in discount rates in most markets.
(2) Transfers in (benefits paid), net are positive for 2023 due to transfers in for new members.
(3) Divestitures are related to the Separation.

As of December 31, 2023 and 2022, all Enovis plans had projected benefit obligations in excess of the fair value of plan assets. The projected benefit obligation increased by $27.3 million in the year ended December 31, 2023 compared to a decrease of $360.0 million in the December 31, 2022. In the year ended December 31, 2023, the increase was mainly driven by two key factors: an actuarial loss of $11.5 million and the exchange rate effect of $10.9 million (as a result of the U.S. currency weakening relative to other currencies). In the year ended December 31, 2022, the single largest driver was a decrease of $337.0 million due to the divestiture of ESAB. In addition, there was an actuarial gain of $21.6 million.

Expected contributions to the Company’s pension plans for the year ending December 31, 2024 are $3.5 million. The following benefit payments are expected to be paid during each respective fiscal year:

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All Plans
(In thousands)
2024	$4,863
2025	5,192
2026	6,333
2027	5,399
2028	5,309
2029 - 2032	31,653

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

	Actual Asset Allocation December 31,		Target
	2023	2022	Allocation
Equity securities	35%	35%	25% - 43%
Fixed income securities	28%	27%	24% - 43%
Cash and cash equivalents	3%	2%	0% - 10%
Other	35%	36%	25% - 45%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17, “Financial Instruments and Fair Value Measurements”, for further description of the levels within the fair value hierarchy):

	December 31, 2023
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
Cash and cash equivalents	$—	$2,406	$—	$—	$2,406
Equity securities	—	33,091	—	—	33,091
Non-U.S. government and corporate bonds	—	26,376	—	—	26,376
Other(1)	—	—	32,799	—	32,799
	$—	$61,873	$32,799	$—	$94,672
(1) Represents diversified portfolio funds, reinsurance contracts and money market funds.

	December 31, 2022
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
Cash and cash equivalents	$—	$1,250	$—	$—	$1,250
Equity securities	—	27,074	—	—	27,074
Non-U.S. government and corporate bonds	—	21,224	—	—	21,224
Other(1)	—	—	28,148	—	28,148
	$—	$49,548	$28,148	$—	$77,696
(1) Represents diversified portfolio funds, reinsurance contracts and money market funds.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of Net periodic benefit cost (income) and Other comprehensive (gain) loss of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits
	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$3,709	$4,703	$3,719
Interest cost	2,122	1,821	4,642
Amortization	(1,759)	1,187	5,953
Settlement gain	(578)	—	(11,157)
Other	—	(20)	2
Expected return on plan assets	(3,032)	(4,789)	(12,819)
Net periodic benefit cost (income)	$462	$2,902	$(9,660)
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial (gain) loss	$9,478	$(14,728)	$(27,385)
Current year prior service cost	(1,448)	221	—
Less amounts included in net periodic benefit (income) cost:
Amortization of net (gain) loss	1,839	(1,135)	(5,899)
Settlement/divestiture/other gain	578	—	(51)
Amortization of prior service cost	(80)	(52)	(65)
Total recognized in Other comprehensive (gain) loss	$10,367	$(15,694)	$(33,400)

Net periodic benefit cost (income) of $0.3 million and $(9.9) million for the years ended December 31, 2022 and 2021, respectively are included in Income from discontinued operations.

The following table sets forth the components of Net periodic benefit cost (income) and Other comprehensive (gain) loss of the foreign defined benefit pension plans for the years ended December 31, 2022 and 2021 included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2022	2021
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$4,703	$3,719
Interest cost	897	1,741
Amortization	273	1,223
Settlement gain	—	(11,157)
Other	(20)	2
Expected return on plan assets	(2,425)	(3,015)
Net periodic benefit cost (income)	$3,428	$(7,487)
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial (gain) loss	$(14,728)	$(7,577)
Current year prior service cost	221	—
Less amounts included in net periodic benefit (income) cost:
Amortization of net (gain) loss	(221)	(1,169)
Settlement/divestiture/other gain	—	(51)
Amortization of prior service cost	(52)	(65)
Total recognized in Other comprehensive (gain) loss	$(14,780)	$(8,862)

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net unrecognized pension benefit cost included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets that have not been recognized as a component of Net periodic benefit (income) cost are as follows:

	December 31,
	2023	2022
	(In thousands)
Net actuarial gain	$(4,681)	$(16,620)
Prior service (income) cost	(1,084)	488
Total	$(5,765)	$(16,132)

The key economic assumptions used in the measurement of the Company’s pension benefit obligations are as follows:

	December 31,
	2023	2022
Weighted-average discount rate for all plans	1.5%	2.2%
Weighted-average rate of increase in compensation levels for active plans	1.5%	1.5%

The key economic assumptions used in the computation of Net periodic benefit (income) cost are as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average discount rate:
All plans	2.1%	1.7%	1.7%
Foreign plans		1.2%	1.4%
Weighted-average expected return on plan assets:
All plans	3.5%	4.3%	5.2%
Foreign plans		2.8%	3.6%
Weighted-average rate of increase in compensation levels for active plans	1.5%	1.7%	0.6%

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

The Company maintains defined contribution plans for its employees. The Company’s expense in continuing operations for the years ended December 31, 2023, 2022 and 2021 was $8.1 million, $6.6 million and $5.4 million, respectively.

Prior to the Separation, the Company sponsored other post-retirement benefit plans with unfunded liabilities of $11.9 million at the time of the Separation with annual costs of approximately $0.1 million. See prior filings for expanded disclosures related to these plans transferred to ESAB as part of the Separation.

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

The carrying values of financial instruments, including Trade receivables, other receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s debt of $573.2 million and $259.3 million as of December 31, 2023 and 2022, respectively, was based on current interest rates for similar types of borrowings and is in Level Two of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of December 31, 2023, the Company held $26.0 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. The gross range of outcomes for contingent consideration arrangements that have a fixed limit is zero to $8.5 million. There is one contingent consideration arrangement as of December 31, 2023 that has no limit and is based on a percentage of sales in excess of a benchmark over a five-year period.

There were no other transfers in or out of Level One, Two or Three during the year ended December 31, 2023.

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration	$27,809	$1,818	$(832)	$—	$(2,736)	$(33)	$26,026

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of December 31, 2023 and 2022, the fair values of these plans were $14.4 million and $10.3 million, respectively. These plans are deemed to be Level Two within fair value hierarchy.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative contracts can be used to manage costs of raw materials used in the Company’s production processes. There were no changes during the periods presented in the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

Cash Flow Hedges

The Company’s objective in using forward currency contracts is to add stability to the Company’s earnings and to protect the U.S. Dollar value of forecasted transactions. To accomplish this objective, the Company has entered into forward currency contract agreements between the U.S. Dollar and the Mexican Peso as part of its risk management strategy. These forward currency contract agreements are designated and qualify as cash flow hedges.

The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in Unrealized gain (loss) on hedging activities, net of tax within the Company’s Consolidated Statements of Comprehensive Income (Loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, the Company recognizes the gain or loss in earnings within Cost of Sales in its Consolidated Statements of Operations. The contracts are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

At December 31, 2023, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $840.0 million, equivalent to a U.S. Dollar aggregate notional amount of $47.9 million. During the year ended December 31, 2023, the Company recognized a realized gain of $0.2 million on its Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. There was nothing recognized in 2022 as the Mexican Peso forward currency program was established in the second quarter of 2023.

Net Investment Hedges

On April 18, 2023, the Company entered into cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣403 million and a U.S. Dollar aggregate notional amount of $450 million at December 31, 2023.

Cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency fixed-rate payments over the life of the agreement. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in the Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. Amounts are reclassified out of Accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated.

During the three months and year ended December 31, 2023, the Company received interest income on its cross-currency swap derivatives of $2.6 million and $7.3 million, respectively, which is included within Interest expense, net in the Consolidated Statements of Operations.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(In thousands)
Gain (loss) on cross-currency swaps	$(36,893)	$—
Gain (loss) on forward currency contracts	247	—
	$(36,646)	$—

Non-Designated Hedging Instruments

The Company also used non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of Novastep and Lima, which closed in June 2023 and January 2024, respectively. During the second quarter of 2023, the Company recognized a realized loss of $1.5 million on its Consolidated Statements of Operations related to the settlement of the Novastep non-designated forward currency contract. The loss is recorded in Other income, net on the Consolidated Statements of Operations. During the fourth quarter of 2023, the Company recorded an unrealized gain of $24.3 million on its Consolidated Statements of Operations related to the outstanding

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lima non-designated forward currency contracts. The gain is recorded in Other income, net on the Consolidated Statements of Operations. The Lima forward remained outstanding as of December 31, 2023 and was subsequently settled on January 3, 2024 upon the closing of the Lima acquisition for a realized gain of $13.2 million, which will reflect a loss of $11.1 million in the first quarter of 2024.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023 and 2022:

		December 31,
(In thousands)	Location on Consolidated Balance Sheets (1)	2023	2022
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$432	$—
Cross-currency swaps	Other current assets	10,061	—
		10,493	—
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	24,311	—
Total Derivative Assets		$34,804	$—

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$278	$—
Cross-currency swaps	Other long-term liabilities	46,953	—
Total Derivative Liabilities		$47,231	$—

(1) The Company classifies derivative assets and liabilities as current when the settlement date of the contract is one year or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers that represent more than 10% of the Company’s Accounts receivable, net as of December 31, 2023 and 2022.

18. Commitments and Contingencies

General Litigation

The Company is involved in various pending legal, regulatory and other proceedings arising out of the ordinary course of the Company’s business. None of these proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded when incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had $145.9 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2023.

ENOVIS CORPORATION
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

The Company’s segment results were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net sales:
Prevention & Recovery	$1,076,776	$1,027,628	$1,026,029
Reconstructive	630,421	535,473	400,159
Total Net sales	$1,707,197	$1,563,101	$1,426,188

Segment Adjusted EBITDA(1):
Prevention & Recovery	$152,501	$141,344	$133,500
Reconstructive	116,726	94,726	72,496
Total Adjusted EBITDA(1)	$269,227	$236,070	$205,996

Depreciation, amortization and impairment
Prevention & Recovery	$115,752	$104,458	$97,898
Reconstructive	101,357	98,507	89,091
Total depreciation, amortization and impairment	$217,109	$202,965	$186,989

Capital expenditures:
Prevention & Recovery	$26,356	$25,140	$19,514
Reconstructive	95,867	74,407	49,077
Total capital expenditures	$122,223	$99,547	$68,591

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) The following is a reconciliation of Income from continuing operations before income taxes to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Loss from continuing operations before income taxes	$(67,128)	$(2,069)	$(121,781)
Restructuring and other charges(1)	19,950	18,960	13,914
MDR and other costs(2)	27,400	16,709	7,949
Strategic transaction costs	38,250	61,024	23,448
Stock-based compensation	32,079	31,493	25,737
Depreciation and other amortization	83,592	76,664	70,069
Amortization of acquired intangibles	133,517	126,301	116,920
Insurance settlement gain(3)	—	(36,705)	—
Inventory step-up	148	12,802	10,758
Interest expense, net	19,749	24,052	29,112
Debt extinguishment charges	7,333	20,396	29,870
Gain on investment in ESAB Corporation	—	(102,669)	—
Gain on cost basis investment	—	(8,800)	—
Other income, net	(25,663)	(2,088)	—
Adjusted EBITDA (non-GAAP)	269,227	236,070	205,996
(1) Restructuring and other charges includes $2.6 million, $1.7 million and $5.2 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(3) Insurance settlement gain is related to the 2019 acquisition of DJO.

	December 31,
	2023	2022
	(In thousands)
Total assets(1):
Prevention & Recovery	$2,414,014	$2,470,917
Reconstructive	2,095,320	1,802,331
Total	$4,509,334	$4,273,248
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net sales by origin(1):
United States	$1,152,360	$1,062,765	$1,030,440
Foreign locations	554,837	500,336	395,748
Total	$1,707,197	$1,563,101	$1,426,188
(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2023	2022
	(In thousands)
Property, plant and equipment, net(1):
United States	$179,146	$157,897
Switzerland	45,995	41,113
Germany	20,147	16,450
Mexico	8,006	6,605
France	5,529	3,058
Other foreign locations	11,975	11,618
Total	$270,798	$236,741
(1) As the Company does not allocate all long-lived assets (specifically intangible assets) to each individual country, evaluation of long-lived assets in total is impracticable.

20. Subsequent Events

Lima Acquisition

On January 3, 2023, the Company completed a business combination in its Reconstructive segment of LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware. See Note 5. “Acquisitions and Investments” and Note 13. “Debt” in the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the acquisition and the financing of the acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Enovis Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report, which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

Item 9B. Other Information
During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

On December 4, 2023, Matthew L. Trerotola, the Company’s Chief Executive Officer and Chair of the Company’s Board of Directors, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on December 8, 2022 for the sale of up to 6,000 shares of Company common stock until December 8, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. The following information with respect to our board of directors is presented as of February 22, 2024:

Name	Age	Position at Enovis	Principal Employment
Matthew L. Trerotola	56	Chief Executive Officer and Chair of the Board of Directors	Same
Brady Shirley	58	President, Chief Operating Officer and Director	Same
Liam J. Kelly	57	Director	Chairman, President and Chief Executive Officer of Teleflex Incorporated
Philip Okala	55	Director	Chief Operating Officer of Tufts Medicine
A. Clayton Perfall	65	Director	Retired
Rajiv Vinnakota	52	Director	President of the Institute for Citizens & Scholars (formerly the Woodrow Wilson National Fellowship Foundation)
Sharon Wienbar	62	Lead Independent Director	Retired
Dr. Christine Ortiz	53	Director	Morris Cohen Professor of Materials Science and Engineering at the Massachusetts Institute of Technology
Angela S. Lalor	58	Director	Retired
Barbara Bodem	56	Director	Retired

Additional information regarding our Directors, Audit Committee and, if required, compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2024 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2024 Proxy Statement”).

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

(2) Schedules. An index of Exhibits and Schedules begins on page 110 of this report. Schedules other than those listed have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

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

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.
2.2	Purchase Agreement, dated as of September 24, 2017, by and between the Company and CIRCOR International, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on September 25, 2017
2.3	Equity and Asset Purchase Agreement, dated as of May 15, 2019, by and among the Company, the entities set forth on Schedule I-A thereto, Granite Holdings US Acquisition Co. International, Inc. and Brilliant 3047, GmbH	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 17, 2019
2.4	Share Purchase Agreement, dated September 22, 2023, between the Company and Emil Holding II S.a.r.l.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on September 28, 2023
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8,2022
3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.02 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
4.2	Description of Securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
4.3	Indenture, dated October 24, 2023, between the Company and U.S. Bank Trust Company, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on October 25, 2023
4.4	Form of 3.875% Convertible Senior Note due 2028	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on October 25, 2023
10.1	2008 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.2	2008 Omnibus Incentive Plan, as amended and restated April 2, 2012*	Incorporated by reference to Exhibit 10.07 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012

Exhibit No.	Description	Location
10.3	2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016
10.4	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.5	Form of Non-Qualified Stock Option Agreement for officers with retirement provision *	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.6	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.7	Form of Non-Qualified Stock Option Agreement for non-officers with retirement provision*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.8	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.9	Form of Performance Stock Unit Agreement with retirement provision*	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.10	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.11	Form of Restricted Stock Unit Agreement with retirement provisions*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.12	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.13	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.14	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.15	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.16	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.17	2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.18	First Amendment to 2020 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s form 8-K (File No. 001-34045) as filed with the SEC on June 13, 2022
10.19	Form of Non-Qualified Stock Option Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.20	Form of Non-Qualified Stock Option Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020

Exhibit No.	Description	Location
10.21	Form of Non-Qualified Stock Option Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.22	Form of Performance Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.23	Form of Performance Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.24	Form of Restricted Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.25	Restricted Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.26	Form of Restricted Stock Unit Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.27	Form of Retention Restricted Stock Unit Agreement (2020 Plan)*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.28	Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.29	Amendment No. 1 to Amended and Restated Excess Benefit Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.30	Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.31	Amendment No. 1 to Nonqualified Deferred Compensation Plan, effective as of February 13, 2017*	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.32	Amendment No. 2 to Nonqualified Deferred Compensation Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.33	Amendment No. 3 to Nonqualified Deferred Compensation Plan, effective as of December 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 22, 2022
10.34	Amendment No. 4 to Nonqualified Deferred Compensation Plan, effective as of January 1, 2022*	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K (File. No. 001-34045) as filed with the SEC on February 22, 2022
10.35	Employment Agreement between Matthew L. Trerotola and the Company*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015
10.36	Employment Agreement between the Company and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.37	Letter Agreement between the Company and Phillip Benjamin Berry, dated December 31, 2022*	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on March 1, 2023
10.38	Employment Agreement, dated as of November 14, 2016, by and between DJO Global, Inc. and Brady Shirley*	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2021

Exhibit No.	Description	Location
10.39	Form of Indemnification Agreement between the Company and each of its directors and executive officers*	Incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
10.40	Form of Change in Control Agreement*	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 29, 2020
10.41	Annual Incentive Plan, as amended and restated April 3, 2020*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 9, 2020
10.42	Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
10.43	Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.44	Amendment No. 1 to the Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File 333-148486) as filed with the SEC on February 16, 2018
10.45	Credit Agreement, dated April 4, 2022, by and among the Company, as the lead borrower, certain subsidiaries of the Company identified therein as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Citizens Bank, N.A., BNP Paribas, Bank of Montreal and Wells Fargo Bank, National Association, as co-syndication agents, and joint bookrunners and joint lead arrangers named therein	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.46	Amendment No. 1 to Credit Agreement, dated October 23, 2023, by and among the Company, the lenders and guarantors party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on October 25, 2023
10.47	Transition Services Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.48	Tax Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.49	Employee Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.50	Intellectual Property Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.51	EBS License Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.52	Letter Agreement between the Company and Patricia Lang, dated December 17, 2018*	Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on March 1, 2023
10.53	Enovis Corporation 2023 Non-Qualified Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2023
10.54	Form of Capped Call Confirmation entered into with Initial Purchasers of 3.875% Convertible Notes	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on October 25, 2023

Exhibit No.	Description	Location
10.55	Registration Rights Agreement, dated January 3, 2024, by and between the Company and Emil Holding II S.a.r.l.	Filed herewith
21.1	Subsidiaries of registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Enovis Corporation Policy for Recovery of Erroneously Awarded Compensation, effective as of September 20, 2023	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is formatted in Inline XBRL (included as Exhibit 101).	Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2024.

                             ENOVIS CORPORATION
                             By: /s/ MATTHEW L. TREROTOLA
                             Matthew L. Trerotola
                             Chair of the Board, Chief Executive Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 22, 2024

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
Chair of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ PHILLIP B. BERRY
Phillip B. Berry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN KLECKNER
John Kleckner
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ BRADY R. SHIRLEY
Brady R. Shirley
President and Director

/s/ DR. CHRISTINE ORTIZ
Dr. Christine Ortiz
Director

/s/ ANGELA S. LALOR
Angela S. Lalor
Director

/s/ LIAM J. KELLY
Liam J. Kelly
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ BARBARA BODEM
Barbara Bodem
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

/s/ PHILIP OKALA
Philip Okala
Director

ENOVIS CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Charged to Other Accounts(2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2023:
Allowance for credit losses	$7,965	$4,836	$—	$(3,221)	$151	$9,731
Valuation allowance for deferred tax assets	93,542	4,646	—	—	3,462	101,650
Year Ended December 31, 2022:
Allowance for credit losses	6,589	2,552	—	(963)	(213)	7,965
Valuation allowance for deferred tax assets	111,812	(12,126)	537	—	(6,681)	93,542
Year Ended December 31, 2021:
Allowance for credit losses	6,849	1,040	—	(1,245)	(55)	6,589
Valuation allowance for deferred tax assets	112,129	(4,496)	1,352	2,827	—	111,812
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    Represent fair value adjustments related to acquisitions, as well as amounts charged to Goodwill and reclassifications to deferred tax asset accounts.

S-1