Form 10-Q
period 2024-03-29
Enovis CORP
filed 2024-05-02
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 26, 2024, there were 54,850,906 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net sales	$516,266	$406,151
Cost of sales	218,370	171,086
Gross profit	297,896	235,065
Selling, general and administrative expense	255,691	207,165
Research and development expense	23,377	18,193
Amortization of acquired intangibles	40,931	32,040
Restructuring and other charges	12,911	2,635
Operating loss	(35,014)	(24,968)
Interest expense, net	19,996	5,652
Other (income) expense, net	24,235	(661)
Loss from continuing operations before income taxes	(79,245)	(29,959)
Income tax benefit	(7,404)	(7,113)
Net loss from continuing operations	(71,841)	(22,846)
Loss from discontinued operations, net of taxes	—	(312)
Net loss	(71,841)	(23,158)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	157	192
Net loss attributable to Enovis Corporation	$(71,998)	$(23,350)
Net loss per share - basic and diluted
Continuing operations	$(1.32)	$(0.42)
Discontinued operations	$—	$(0.01)
Consolidated operations	$(1.32)	$(0.43)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net loss	$(71,841)	$(23,158)
Other comprehensive income (loss):
Foreign currency translation	(65,490)	10,584
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $7,701 and $0	24,791	—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension net actuarial gain (loss), net of tax expense (benefit) of $(7) and $0	(35)	—
Reclassification of hedging gain (loss), net of tax expense (benefit) of $58 and $0	186	—
Other comprehensive income (loss)	(40,548)	10,584
Comprehensive income (loss)	(112,389)	(12,574)
Less: comprehensive income (loss) attributable to noncontrolling interest	106	216
Comprehensive income (loss) attributable to Enovis Corporation	$(112,495)	$(12,790)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	March 29, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,267	$36,191
Trade receivables, less allowance for credit losses of $9,752 and $9,731	381,053	291,483
Inventories, net	586,002	468,832
Prepaid expenses	36,033	28,901
Other current assets	81,364	71,112
Total current assets	1,150,719	896,519
Property, plant and equipment, net	345,701	270,798
Goodwill	2,414,611	2,060,893
Intangible assets, net	1,408,310	1,127,363
Lease asset - right of use	70,146	63,506
Other assets	89,194	90,255
Total assets	$5,478,681	$4,509,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,101	$—
Accounts payable	155,748	132,475
Accrued liabilities	373,283	237,132
Total current liabilities	549,132	369,607
Long-term debt, less current portion	1,318,463	466,164
Non-current lease liability	51,190	48,684
Other liabilities	249,054	204,178
Total liabilities	2,167,839	1,088,633
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,840,581 and 54,597,142 shares issued and outstanding as of March 29, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	2,903,277	2,900,747
Retained earnings	470,473	542,471
Accumulated other comprehensive loss	(65,378)	(24,881)
Total Enovis Corporation equity	3,308,427	3,418,392
Noncontrolling interest	2,415	2,309
Total equity	3,310,842	3,420,701
Total liabilities and equity	$5,478,681	$4,509,334

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	54,597,142	$55	$2,900,747	$542,471	$(24,881)	$2,309	$3,420,701
Net income (loss)	—	—	—	(71,998)	—	157	(71,841)
Other comprehensive loss, net of tax of $7,752	—	—	—	—	(40,497)	(51)	(40,548)
Common stock-based award activity	243,439	—	2,530	—	—	—	2,530
Balance at March 29, 2024	54,840,581	$55	$2,903,277	$470,473	$(65,378)	$2,415	$3,310,842

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	54,228,619	$54	$2,925,729	$575,732	$(53,430)	$1,716	$3,449,801
Net income (loss)	—	—	—	(23,350)	—	192	(23,158)
Other comprehensive income, net of tax of $—	—	—	—	—	10,560	24	10,584
Common stock-based award activity	264,535	—	8,044	—	—	—	8,044
Balance at March 31, 2023	54,493,154	$54	$2,933,773	$552,382	$(42,870)	$1,932	$3,445,271

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(71,841)	$(23,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and other impairment charges	73,404	51,991
Stock-based compensation expense	6,431	7,606
Non-cash interest expense	1,245	838
Fair value loss on contingent acquisition shares	13,443	—
Loss on currency hedges	11,123	—
Deferred income tax expense (benefit)	(9,966)	831
Loss on sale of property, plant and equipment	265	429
Changes in operating assets and liabilities:
Trade receivables, net	(12,009)	(12,288)
Inventories, net	(11,051)	(9,249)
Accounts payable	(11,752)	15,621
Other operating assets and liabilities	(25,448)	(25,164)
Net cash provided by (used in) operating activities	(36,156)	7,457
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(36,928)	(30,443)
Payments for acquisitions, net of cash received, and investments	(760,914)	(3,942)
Net cash used in investing activities	(797,842)	(34,385)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	400,000	—
Repayments of borrowings under term credit facility	(5,000)	(219,468)
Proceeds from borrowings on revolving credit facilities and other	480,000	250,000
Repayments of borrowings on revolving credit facilities and other	(1,956)	(5,672)
Payment of debt issuance costs	(703)	—
Proceeds from issuance of common stock, net	871	438
Deferred consideration payments and other	(8,672)	(800)
Net cash provided by financing activities	864,540	24,498
Effect of foreign exchange rates on Cash and cash equivalents	(828)	35
Increase (decrease) in Cash, cash equivalents and restricted cash	29,714	(2,395)
Cash, cash equivalents and restricted cash, beginning of period	44,832	24,295
Cash, cash equivalents and restricted cash, end of period	$74,546	$21,900

Supplemental disclosures:
Fair value of contingent acquisition shares	$107,877	$—

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Enovis Corporation (the “Company” or “Enovis”) is an innovation-driven medical technology growth company dedicated to developing clinically differentiated solutions that generate measurably better patient outcomes and transform workflows. The Company conducts its business through two operating segments, Prevention & Recovery (“P&R”) and Reconstructive (“Recon”). The P&R segment provides orthopedic and recovery science solutions, including devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease. The Reconstructive segment provides surgical implant solutions, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. The Condensed Consolidated Balance Sheet as of December 31, 2023 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC on February 22, 2024.

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

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the three months ended March 29, 2024. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Acquisitions and Investments

Lima Acquisition in 2024

On January 3, 2024, the Company acquired LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company, at an enterprise value of €800 million (the “Lima Acquisition”), consisting of (i) approximately €700 million in cash consideration, which includes the repayment at closing of certain indebtedness of Lima and (ii) 1,942,686 shares of common stock of Enovis, par value $0.001 per share (the “Contingent Acquisition Shares”), which is based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares are expected to be issued within one year of the acquisition in two equal tranches within six and twelve months of the acquisition date upon non-occurence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The cash paid for acquisition at closing was $760.7 million, net of acquired cash. The fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, recorded in Accrued liabilities, will be adjusted to fair value each reporting period with the adjustment reflected in Other income (expense), net in the Condensed Consolidated Statement of Operations.

Lima operates in the reconstructive space of patient care, providing tailored hardware and digital innovation to advance a global standard of care and positive patient outcomes. Lima has approximately 1,000 employees across more than 15 locations around the world. The acquisition extends the Company’s current footprint to emerging and growing markets, expands its product lines, and strengthens its global innovation platform. The value included as Goodwill for this acquisition is reflective of these expected benefits in conjunction with anticipated synergies as the Company uses its integration experience effectively to

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

drive further operating improvement, margin expansion, and long-term growth. Enovis uses its experience and EGX business management system, a comprehensive set of tools and repeatable, teachable processes, to integrate acquisitions and create superior value for its customers, shareholders and associates.

During the three months ended March 29, 2024, the Company incurred $9.7 million of advisory, legal, audit, valuation and other professional service fees in connection with the Lima Acquisition, which are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations. As of March 29, 2024, $1.7 million related to these expenses were included in Accrued liabilities in the Condensed Consolidated Balance Sheet.

The Lima Acquisition was accounted for as a business combination using the acquisition method of accounting and accordingly, the Condensed Consolidated Financial Statements include the financial position and results of operations from the date of acquisition. The following unaudited proforma financial information presents Enovis’s consolidated financial information assuming the acquisition had taken place on January 1, 2023. These amounts are presented in accordance with GAAP, consistent with the Company’s accounting policies.

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Net Sales	$516,266	$484,143
Net income (loss) from continuing operations attributable to Enovis	(42,241)	(44,980)

The following table summarizes the Company’s provisional estimate of the aggregate fair value of the assets acquired and liabilities assumed at the date of acquisition. These amounts, including inventories, deferred taxes, intangible assets, useful lives of the intangible assets, and property, plant and equipment, are determined based upon certain valuations and studies that have yet to be finalized. Accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed, which could be material. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

January 3, 2024
(In thousands)
Trade receivables	$83,778
Inventories	114,103
Property, plant and equipment	78,575
Goodwill	385,324
Intangible assets	341,000
Accounts payable	(36,697)
Accrued liabilities	(51,148)
Other assets and liabilities, net	(46,394)
Total fair value of consideration, net of acquired cash	868,541
Less: fair value of Contingent Acquisition Shares	(107,877)
Acquisition consideration paid, net of acquired cash	$760,664

The following summarizes the preliminary values of the Intangible assets acquired, excluding Goodwill, as of March 29, 2024:

	Intangible Asset	Weighted Average Amortization Period
	(In thousands)	(Years)
Trademarks	$182,000	20
Customer Relationships	115,000	15
Acquired technology	44,000	15
Total Intangible Assets	$341,000

During the three months ended March 29, 2024, the Company’s Condensed Consolidated Statements of Operations included $85.8 million of net sales and $3.6 million of net income associated with the the acquired Lima legal entities.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2023 Acquisitions

On June 28, 2023, the Company completed the acquisition of Novastep SAS (“Novastep”) in its Reconstructive segment. Novastep is a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions with a best-in-class MIS bunion system serving a rapidly growing portion of the global bunion segment. The acquisition is accounted for as a business combination using the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $96.9 million for the acquisition, net of cash received. The Company has allocated $43.7 million to goodwill and $52.0 million to intangible assets acquired. The acquisition accounting reflects our estimates and are subject to adjustment during the measurement period. The purchase accounting is substantially complete, except for a review of contingencies. The acquired goodwill value is primarily driven by the expected synergies from cross-selling Novastep products to existing Enovis foot & ankle customers. The acquisition broadens our reconstructive product offerings for the foot and ankle market and expands our customer base in Europe.

On July 20, 2023, the Company completed an asset acquisition transaction with D.N.E., LLC (“DNE”) in its Reconstructive segment. DNE is a developer of a broad line of external fixation products, including circular frames, pin-to-bar frames, and mini-fixators for use in foot and ankle surgeries. The acquisition of these assets, primarily the developed technology will allow Enovis to expand its robust product portfolio for the Foot & Ankle business unit. The Company paid $28.2 million for the asset acquisition and assigned $25.8 million to intangible assets, $1.9 million to finished goods inventory and $0.5 million to property, plant and equipment. The acquisition is accounted for on a cost approach. The Consolidated Financial Statements include the financial position and results of operations from the acquisition date.

On October 5, 2023, the Company acquired a 100% interest in Precision AI Pty Ltd (“Precision AI”), a developer of surgical planning software. The transaction was accounted for as an asset acquisition. The acquisition complements the Company’s current product offerings in its Reconstructive segment with advanced planning software for shoulder surgery and opportunity to expand to additional anatomies. On the acquisition date, the Company paid $17.6 million, net of cash received and agreed to make contingent payments of approximately $12.0 million upon the successful completion of three milestones within one year of the acquisition date. The milestones are based on FDA approvals and user validation testing of the software.

In December 2023, the first milestone was achieved and the Company paid $4.2 million to the sellers. The remaining contingent amount is held in escrow by Enovis as restricted cash and presented in Other current assets in the Consolidated Balance Sheet. The Company has control over these funds and is required to authorize the transfer upon completion of the milestones. As the asset acquisition is accounted for under a cost approach, the potential additional contingent payments are not recorded until the milestones are achieved. The Consolidated Financial Statements include the assets acquired and results of operations from the acquisition date.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Restricted cash is recorded as a component of Other current assets on the Condensed Consolidated Balance Sheets. The balance in restricted cash as of March 29, 2024 and December 31, 2023 is related to the acquisition of Precision AI which closed in the fourth quarter of 2023 and will be released to the seller within one year of the acquisition date upon completion of certain milestones.

The following table summarizes the Company’s cash, cash equivalents and restricted cash:

	March 29, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$66,267	$36,191
Restricted cash	8,279	8,641
Total cash and cash equivalents and restricted cash	$74,546	$44,832

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Investments

As of March 29, 2024, the balance of investments held by the Company without readily determinable fair values was $20.4 million. The majority of these investments are carried at cost minus impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

4. Revenue

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

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$104,574	$104,375
U.S. Other P&R	66,350	62,347
International P&R	88,089	84,018
Total Prevention & Recovery	259,013	250,740

Reconstructive:
U.S. Reconstructive	123,735	103,492
International Reconstructive	133,518	51,919
Total Reconstructive	257,253	155,411

Total	$516,266	$406,151

Given the nature of its businesses, the Company does not generally have unsatisfied performance obligations with an original contract duration of greater than one year.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 29, 2024
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$9,731	$1,131	$(940)	$(170)	$9,752

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(71,998)	$(23,038)
Weighted-average shares of Common stock outstanding – basic	54,686,775	54,325,396
Net income (loss) per share from continuing operations – basic	$(1.32)	$(0.42)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(71,998)	$(23,038)
Weighted-average shares of Common stock outstanding – basic	54,686,775	54,325,396
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—
Weighted-average shares of Common stock outstanding – diluted	54,686,775	54,325,396
Net income (loss) per share from continuing operations – diluted	$(1.32)	$(0.42)
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

The following weighted average computations of potentially dilutive shares of Common stock from stock-based compensation awards were excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share:

	Three Months Ended
	March 29, 2024	March 31, 2023
Weighted average computation of potentially dilutive shares of Common stock excluded from diluted computation, as inclusion would be anti-dilutive	835,218	1,076,712

In conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares. The Contingent Acquisition Shares are currently expected to be issued within one year from the completion of the Lima Acquisition upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The Contingent Acquisition Shares are only to be included in the weighted-average calculation of basic shares when there are no circumstances the shares would not be issued. The Contingent Acquisition Shares are only to be included in the weighted-average calculation of diluted shares when the conditions are satisfied. As such, the shares have been excluded from the calculation of basic and diluted weighted-average shares, respectively.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Income Taxes

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Income (loss) from continuing operations before income taxes	$(79,245)	$(29,959)
Income tax expense (benefit)	$(7,404)	$(7,113)
Effective tax rate:	9.3%	23.7%

The effective tax rate for the three months ended March 29, 2024 was lower than the 2024 federal statutory rate of 21% primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the three months ended March 31, 2023 was higher than the 2023 U.S. federal statutory rate of 21% primarily due to non-U.S. income being taxed at lower rates, the release of a valuation allowance on non-U.S. attributes, and tax credits for research and development. This was partially offset by other non-deductible expenses and the U.S. taxation on international operations.

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of March 29, 2024, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the three months ended March 29, 2024 and March 31, 2023. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2024	$5,008	$(2,016)	$(27,873)	$(24,881)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(396)	(65,043)	—	(65,439)
Gain on net investment hedges	—	—	24,791	24,791
Other comprehensive income (loss) before reclassifications	(396)	(65,043)	24,791	(40,648)
Amounts reclassified from Accumulated other comprehensive income (loss)	(35)	—	186	151
Net Other comprehensive income (loss)	(431)	(65,043)	24,977	(40,497)
Balance at March 29, 2024	$4,577	$(67,059)	$(2,896)	$(65,378)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at January 1, 2023	$12,207	$(65,637)	$(53,430)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	180	10,380	10,560
Other comprehensive income (loss) before reclassifications	180	10,380	10,560
Amounts reclassified from Accumulated other comprehensive loss	—	—	—
Net Other comprehensive income (loss)	180	10,380	10,560
Balance at March 31, 2023	$12,387	$(55,257)	$(42,870)

8. Inventories, Net

Inventories, net consisted of the following:

	March 29, 2024	December 31, 2023
	(In thousands)
Raw materials	$97,147	$88,129
Work in process	51,826	39,310
Finished goods	528,675	406,931
	677,648	534,370
Less: Allowance for excess, slow-moving and obsolete inventory	(91,646)	(65,538)
	$586,002	$468,832

9. Debt

Long-term debt consisted of the following:

	March 29, 2024	December 31, 2023
	(In thousands)
Term loan	$391,449	$—
Senior unsecured convertible notes	446,878	446,164
Revolving credit facilities and other	500,237	20,000
Total debt	1,338,564	466,164
Less: current portion	(20,101)	—
Long-term debt	$1,318,463	$466,164

Enovis Term Loan and Revolving Credit Facility

On April 4, 2022, the Company entered into a credit agreement (the “Enovis Credit Agreement”), consisting of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and an initial term loan in the aggregate principal amount of $450 million (the “Enovis Term Loan”) which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement. The agreement was amended on October 23, 2023, in conjunction with the financing of the Lima Acquisition as further discussed below.

The Enovis Credit Agreement, as amended, contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.75:1.00 stepping down to 3.50:1.00 for the fiscal quarter ending

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of March 29, 2024, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of March 29, 2024, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 6.06%, excluding accretion of original issue discount and deferred financing fees, and there was $400 million available on the Revolver.

Financing for Lima Acquisition

On October 23, 2023 the Company entered into an amendment to the Enovis Credit Agreement (the “Amendment”), which provided for a new term loan commitment in the aggregate amount of $400 million. The term loan facility extended to the Company under the Amendment was funded on January 3, 2024, the date the Lima Acquisition was consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $5 million each quarter, and matures on April 4, 2027 (the “2024 Term Loan”).

Pursuant to the Amendment, effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Enovis Credit Agreement (including the 2024 Term Loan) became secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Enovis Credit Agreement was adjusted to a new senior secured leverage ratio (as disclosed above); (iii) certain changes to the negative covenants became effective (including restrictions on repayments of junior financing and amendments to junior financing documents); and (iv) certain additional changes were implemented (including the removal of the guaranty fallaway provision).

On October 24, 2023, the Company issued $460 million aggregate principal amount of senior unsecured convertible notes in a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.5%. For the three months ended March 29, 2024, the total interest expense was $5.1 million, including $4.4 million based upon the coupon rate and $0.7 million from accretion of the discount.

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

In addition, holders may convert their 2028 Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after April 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. The conversion rate is 17.1474 shares of common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $58.32 per share of common stock), subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 2028 Notes. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election, in respect of the remainder.

On October 24, 2023, the Company also entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2028 Notes and paid $62 million to the counterparties. The capped call transactions are intended generally to

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

mitigate potential dilution to the Company’s common stock upon conversion of any Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. If, however, the market price per share of common stock exceeds $89.72, the initial cap price of the capped call transactions, there would be a dilutive effect and/or no offset of any cash payments, in each case, attributable to the amount by which the market price of the common stock exceeds the cap price. The capped call payment was classified as equity since it meets the derivative scope exception included in ASC 815 Derivative and Hedging.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $32.8 million were outstanding as of March 29, 2024.

Deferred Financing Fees

The Company has $3.2 million in deferred financing fees included in Other assets as of March 29, 2024. As of March 29, 2024, the Company has $16.7 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the 2024 Term Loan and the 2028 Notes.

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	March 29, 2024	December 31, 2023
	(In thousands)
Contingent consideration - current portion	$127,903	$5,972
Accrued compensation and related benefits	75,320	70,979
Lease liability - current portion	23,176	21,568
Accrued third-party commissions	21,036	28,539
Accrued taxes	14,997	14,384
Accrued professional fees	11,174	13,037
Accrued rebates	9,057	14,464
Accrued interest	8,640	3,765
Accrued royalties	6,585	6,944
Accrued freight	4,541	3,909
Accrued restructuring liability	5,586	2,276
Customer advances and billings in excess of costs incurred	3,654	2,953
Warranty liability	2,951	2,959
Other	58,663	45,383
	$373,283	$237,132

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended March 29, 2024
	Balance at Beginning of Period	Provisions	Payments	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,195	$5,776	$(2,467)	$5,504
Facility closure costs and other(2)	81	1,835	(1,834)	82
Total	$2,276	7,611	$(4,301)	$5,586
Non-cash charges(2)		5,300
Total Provisions(3)		$12,911
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities, site cost structures, and product lines.
(3) For the three months ended March 29, 2024, $7.8 million and $5.1 million of the Company’s total provisions were related to the Prevention & Recovery and Reconstructive segments, respectively.

11. Financial Instruments and Fair Value Measurements

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s term loan and revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. The estimated fair value of the Company’s total debt, including the 2024 Term Loan and the Revolver, was $1,489.9 million and $573.2 million as of March 29, 2024 and December 31, 2023, respectively, based on current interest rates for similar types of borrowings, a Level Two valuation in the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of March 29, 2024, the Company held $23.1 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the three months ended March 29, 2024, the Company recorded a reduction in contingent consideration due to a payment of $3.0 million and effect of foreign currency.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $10.1 million. There is one contingent consideration arrangement remaining that has no limit and is based on a percentage of sales in excess of a benchmark over a five-year period.

Additionally, in conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 shares Contingent Acquisition Shares, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares are expected to be issued within one year from the completion of the Lima Acquisition in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The initial fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, recorded in Accrued liabilities, will be adjusted to fair value each reporting period with the adjustment reflected in Other income (expense), net in the Condensed Consolidated Statement of Operations. The fair value of the Contingent Acquisition Shares liability is Level One in the fair value hierarchy as it is determined using the quoted market prices.

There were no transfers in or out of Level One, Two or Three during the three months ended March 29, 2024.

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level One	$—	$107,877	$13,443	$—	$—	$—	$121,320
Contingent Consideration - Level Three	26,026	650	—	—	(3,000)	(571)	23,105
Total Contingent Consideration	$26,026	$108,527	$13,443	$—	$(3,000)	$(571)	$144,425

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of March 29, 2024 and December 31, 2023 the fair value of these plans were $16.3 million and $14.4 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

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

The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in Unrealized gain (loss) on hedging activities, net of tax within the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) until the underlying third party transaction occurs. When the underlying third-party transaction occurs, the Company recognizes the gain or loss in earnings within Cost of Sales in its unaudited Condensed Consolidated Statements of Operations. The contracts are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

At March 29, 2024, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $630.0 million and a U.S. Dollar aggregate notional amount of $35.9 million. During the three months ended March 29, 2024, the Company recognized a realized gain of $0.1 million on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. There was nothing recognized in the first quarter of 2023 as the Mexican Peso forward currency program was established in the second quarter of 2023.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net Investment Hedges

On April 18, 2023, the Company entered into cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣403 million and a U.S. Dollar aggregate notional amount of $450 million at March 29, 2024.

Cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency fixed-rate payments over the life of the agreement. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. Amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

During the three months ended March 29, 2024, the Company received interest income on its cross-currency swap derivatives of $2.6 million which is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three months ended March 29, 2024 and 2023:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Gain (loss) on cross-currency swaps	$31,391	$—
Gain (loss) on forward currency contracts	1,345	—
	$32,736	$—

Non-Designated Hedging Instruments

The Company also used non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition which closed in January 2024. During the first quarter of 2024, the Company recorded a loss of $11.1 million on its Consolidated Statements of Operations related to the exchange rate movements since December 31, 2023. The loss is recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. From inception of the forward contracts on October 4, 2023 through the closing of the Lima Acquisition, the foreign currency forward contracts settled in an overall realized gain position of $13.4 million.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 29, 2024 and December 31, 2023:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	March 29, 2024	December 31, 2023
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$1,102	$432
Cross-currency swaps	Other current assets	7,647	10,061
		8,749	10,493
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	—	24,311
Total Derivative Assets		$8,749	$34,804

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$—	$278
Cross-currency swaps	Other long-term liabilities	13,149	46,953
Total Derivative Liabilities		$13,149	$47,231

(1) The Company classifies derivative assets and liabilities as current when the settlement date of the contract is one year or less.

12. Commitments and Contingencies

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

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K.

13. Segment Information

The Company conducts its continuing operations through the Prevention & Recovery and Reconstructive operating segments, which also represent the Company’s reportable segments.

▪P&R - a leader in orthopedic solutions and recovery sciences, providing devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Recon - an innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and other amortization, acquisition-related intangible asset amortization, insurance settlement loss (gain), and inventory step-up charges from the results of the Company’s operating segments.

The Company’s segment results were as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Net sales:
Prevention & Recovery	$259,013	$250,740
Reconstructive	257,253	155,411
	$516,266	$406,151
Segment Adjusted EBITDA (1):
Prevention & Recovery	$27,923	$25,695
Reconstructive	55,311	30,716
	$83,234	$56,411
(1) The following is a reconciliation of Income (loss) from continuing operations before income taxes to Adjusted EBITDA:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Income (loss) from continuing operations before income taxes (GAAP)	$(79,245)	$(29,959)
Restructuring and other charges (1)	12,911	2,936
MDR and other costs (2)	4,918	7,796
Strategic transaction costs	20,837	11,629
Stock-based compensation	6,400	6,908
Depreciation and other amortization	27,173	19,951
Amortization of acquired intangibles	40,931	32,040
Inventory step-up	5,077	119
Interest expense, net	19,996	5,652
Other (income) expense, net	24,235	(661)
Adjusted EBITDA (non-GAAP)	$83,234	$56,411

(1) Restructuring and other charges includes $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2024 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the Company’s recently completed acquisition (the “Lima Acquisition”) of LimaCorporate S.p.A. (“Lima”); the impacts of the completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the impact of public health emergencies and global pandemics (including COVID-19); projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of increasing inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

•the effects of the Lima Acquisition on the Company’s and Lima’s combined operations, including any effects on relationships with customers, suppliers and other third parties;

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

•the effects of contagious diseases, such as the COVID-19 pandemic, terrorist activity, man-made or natural disasters and war;

•significant movements in foreign currency exchange rates;

•the availability of raw materials, as well as parts and components used in our products, as well as the impact of raw material, energy and labor price fluctuations and supply shortages;

•the competitive environment in which we operate;

•our reliance on a variety of distribution methods to market and sell our medical device products;

•extensive government regulation and oversight of our products, including the requirement to obtain and maintain regulatory approvals and clearances;

•safety issues or recalls of our products;

•failure to comply with federal and state regulations related to the manufacture of our products;

•improper marketing or promotion of our products;

•impacts of potential legislative or regulatory reforms on our business

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

•non-compliance with anti-bribery laws, export control regulations, economic sanctions or other trade laws;

•non-compliance with non-U.S. laws, regulations and policies;

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

•the loss of key members of our leadership team, or the inability to attract, develop, engage, and retain qualified employees; and

•other risks and factors listed in Part II, Item 1A. “Risk Factors” in this Form 10-Q and Part 1, Item 1A. “Risk Factors” in Part I of our 2023 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. We do not assume any obligation and do not intend to update any forward-looking statement, except as required by law. See “Risk Factors” in this Form 10-Q and our 2023 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

Please see Part I, Item 1. “Business” in our 2023 Form 10-K for a discussion of the Company’s objectives and methodologies for delivering shareholder value.

Enovis conducts its operations through two operating segments: Prevention & Recovery (“P&R”) and Reconstructive (“Recon”).

•P&R - a leader in orthopedic solutions, providing devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Recon - an innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

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

Items Affecting Comparability of Reported Results and Other Recent Developments

The comparability of our operating results for the three months ended March 29, 2024 to the comparable period in 2023 is affected by the following significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results.

On January 3, 2024, the Company acquired LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware for total fair value consideration of $868.5 million, net of acquired cash. The fair value total consideration includes the fair value of contingently issuable shares of Enovis stock of $107.9 million which is dependent on the non-occurrence of certain future events and is expected to be settled within one year of the acquisition closing. This acquisition expands and complements our current product offerings internationally within our Recon segment.

During the year ended December 31, 2023, we completed one acquisition accounted for as a business combination and two asset acquisitions in our Recon segment. On June 28, 2023, we acquired Novastep, a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions for total consideration of $96.9 million. The Novastep best-in-class MIS bunion system serves a rapidly growing portion of the global bunion segment. On July 20, 2023, we completed an asset acquisition of a broad line of external fixation products from D.N.E., LLC for total consideration of $28.2 million. These two acquisitions are valuable additions serving to enhance the offerings under our foot & ankle product lines. On October 5, 2023, we acquired a 100% interest in Precision AI, a developer of surgical planning software. The acquisition of Precision AI complements our current product offerings with advanced surgical planning software. The software has capabilities to be used for shoulder reconstruction and there is an opportunity to expand this to additional anatomies.

Foreign Currency Fluctuations

During the three months ended March 29, 2024, approximately 43% of our sales were derived from operations outside the United States., the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended March 29, 2024 compared to the three months ended March 31, 2023, fluctuations in foreign currencies increased Net sales by 0.4%, decreased Gross profit by approximately 0.3%, and increased operating expenses by approximately 0.6%.

Seasonality

Sales in our P&R and Recon segments typically peak in the fourth quarter. General economic conditions and other factors may, however, impact future seasonal variations.

Non-GAAP Measures

Adjusted EBITDA; Proforma sales

Adjusted EBITDA, Adjusted EBITDA margin, proforma sales, and proforma sales growth, which are non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance.

Adjusted EBITDA excludes from Net income (loss) from continuing operations the effect of Income tax expense (benefit); Other (income) expense, net; non-operating (gain) loss on investments; debt extinguishment charges; Interest expense, net; Restructuring and other charges; Medical Device Regulation (MDR) fees and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; insurance settlement gain; and fair value charges on acquired inventory. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements.

Proforma sales adjusts net sales for prior periods to include the sales of acquired businesses (including Lima and Novastep) prior to our ownership from acquisitions that closed after March 31, 2023. Proforma sales growth represents the change in net sales for the current period compared to proforma sales for the comparable prior year period. Proforma sales and proforma sales growth assist our management in comparing operating performance over time because the impact of significant acquisitions subsequent to prior comparison periods may obscure underlying business trends and make comparisons of period-over-period performance difficult.

Our management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net income (loss) from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three months ended March 29, 2024 and March 31, 2023.

	Three Months Ended
	March 29, 2024			March 31, 2023
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP) (1)			$(71.8)			$(22.8)
Income tax expense (benefit)			(7.4)			(7.1)
Other (income) expense, net			24.2			(0.7)
Interest expense, net			20.0			5.7
Operating income (loss) (GAAP)	$(13.9)	$(21.1)	(35.0)	$(18.1)	$(6.8)	(25.0)
Operating income (loss) margin	(5.4)%	(8.2)%	(6.8)%	(7.2)%	(4.4)%	(6.1)%
Adjusted to add (deduct):
Restructuring and other charges (2)	7.8	5.1	12.9	1.3	1.6	2.9
MDR and other costs (3)	3.0	1.9	4.9	3.2	4.6	7.8
Strategic transaction costs (3)	0.1	20.8	20.8	6.2	5.4	11.6
Stock-based compensation (3)	3.2	3.2	6.4	4.1	2.8	6.9
Depreciation and other amortization	4.6	22.6	27.2	5.7	14.2	20.0
Amortization of acquired intangibles	23.2	17.7	40.9	23.3	8.8	32.0
Inventory step-up	—	5.1	5.1	—	0.1	0.1
Adjusted EBITDA (non-GAAP)	$27.9	$55.3	$83.2	$25.7	$30.7	$56.4
Adjusted EBITDA margin (non-GAAP)	10.8%	21.5%	16.1%	10.3%	19.8%	13.9%
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

Total Company

Sales

The following table summarizes our results for comparable periods including proforma financial information.

	Three Months Ended
	March 29, 2024	March 31, 2023	Growth rate	March 31, 2023	Growth rate
	GAAP			Proforma(1)
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$104.6	$104.4	0.2%	$104.4	0.2%
U.S. Other P&R	66.4	62.3	6.4%	62.3	6.4%
International P&R	88.1	84.0	4.8%	84.0	4.8%
Total Prevention & Recovery	259.0	250.7	3%	250.7	3.3%

Reconstructive:
U.S. Reconstructive	123.7	103.5	19.6%	118.9	4.1%
International Reconstructive	133.5	51.9	157.2%	121.4	10.0%
Total Reconstructive	257.3	155.4	65.5%	240.3	7.0%

Total	$516.3	$406.2	27.1%	$491.1	5.1%
(1) Proforma amounts for Recon include the sales of acquired businesses prior to our ownership from our acquisitions that settled after March 31, 2023.

Net sales for the three months ended March 29, 2024 increased from the three months ended March 31, 2023 by $110.1 million, or 27.1% primarily attributable to an increase in sales from the Lima Acquisition and to a lesser extent from growth in existing businesses. Recon sales increased by $101.8 million, or 65.5%, primarily due to the Lima Acquisition and the Novastep acquisition to a lesser extent, while P&R increased by $8.3 million, or 3.3%, from organic growth in volumes. The Recon proforma sales growth was approximately 7.0% driven by increased volume and market share gains, partly offset by integration-related impacts. The weakening of the U.S. dollar relative to other currencies resulted in $1.7 million, or 0.4%, favorable foreign currency translation impacts on total net sales during the three months ended March 29, 2024.

Operating Results
The following table summarizes our results of continuing operations for the comparable periods.

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Dollars in millions)
Gross profit	$297.9	$235.1
Gross profit margin	57.7%	57.9%
Selling, general and administrative expense	$255.7	$207.2
Research and development expense	$23.4	$18.2
Operating loss	$(35.0)	$(25.0)
Operating loss margin	(6.8)%	(6.1)%
Net loss from continuing operations	$(71.8)	$(22.8)
Net loss from continuing operations margin (GAAP)	(13.9)%	(5.6)%
Adjusted EBITDA (non-GAAP)	$83.2	$56.4
Adjusted EBITDA margin (non-GAAP)	16.1%	13.9%
Items excluded from Adjusted EBITDA:
Restructuring and other charges (1)	$12.9	$2.9
MDR and other costs	$4.9	$7.8
Strategic transaction costs	$20.8	$11.6
Stock-based compensation	$6.4	$6.9
Depreciation and other amortization	$27.2	$20.0
Amortization of acquired intangibles	$40.9	$32.0
Inventory step-up	$5.1	$0.1
Interest expense, net	$20.0	$5.7
Other expense (income), net	$24.2	$(0.7)
Income tax benefit	$(7.4)	$(7.1)
(1) Restructuring and other charges includes $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.

Three Months Ended March 29, 2024 Compared to Three Months Ended March 31, 2023

Gross profit increased in the three months ended March 29, 2024 compared with the prior year period due to a $58.5 million increase in our Reconstructive segment and a $4.4 million increase in our Prevention & Recovery segment. The Gross profit increase was attributable to increased sales from the Lima Acquisition, offset by an increase of $5.0 million in inventory fair value step-up amortization charges. Gross profit margin decreased by 0.2% due to the aforementioned increase in inventory fair value step-up amortization charge from the Lima Acquisition.

Selling, general and administrative expense increased $49 million in the three months ended March 29, 2024 compared to the prior year period, primarily due to increased commissions aligning with the increase in sales and increased selling, general and administrative costs from the Lima Acquisition. Research and development costs also increased compared to the prior year period, primarily due to the Lima Acquisition and increased spend within recently acquired businesses in our Reconstructive segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to the Lima Acquisition.

Interest expense, net increased in the three months ended March 29, 2024 compared to the prior year period due to an increase in debt balances as a result of the financing for the Lima acquisition.

The effective tax rate for Net loss from continuing operations during the three months ended March 29, 2024 was 9.3%, which was lower than the 2024 U.S. federal statutory tax rate of 21%, primarily due to a build in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for Net loss from continuing operations during the three months ended March 31, 2023 was 23.7%, which was higher than the 2023 U.S. federal statutory tax rate of 21% mainly due to non-U.S. income being taxed at lower rates, the release of a valuation allowance on non-U.S. attributes, and tax credits for research and development. This was partially offset by other non-deductible expenses and the U.S. taxation on international operations.

Net loss from continuing operations increased in the three months ended March 29, 2024 compared with the prior year period, primarily due to a $14.3 million increase in interest expense, net, a $13.4 million mark-to-market loss on the Contingent Acquisition Shares liability and an $11.1 million loss in 2024 on the non-designated forward currency contracts for the Lima Acquisition. Adjusted EBITDA increased due to the acquisition of Lima.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Dollars in millions)
Net sales	$259.0	$250.7
Gross profit	$131.3	$126.9
Gross profit margin	50.7%	50.6%
Selling, general and administrative expenses	$128.6	$112.2
Research and development expense	$8.8	$8.5

Operating income (loss) (GAAP)	$(13.9)	$(18.1)
Operating income (loss) margin (GAAP)	(5.4)%	(7.2)%
Adjusted EBITDA (non-GAAP)	$27.9	$25.7
Adjusted EBITDA margin (non-GAAP)	10.8%	10.3%

Three Months Ended March 29, 2024 Compared to Three Months Ended March 31, 2023

Net sales in our Prevention & Recovery segment increased $8.3 million, or 3.3%, in the three months ended March 29, 2024 compared with the prior year period, driven by increases in volume. Gross profit increased $4.4 million consistent with the increase in net sales. Gross profit margin increased by 10 basis points over the prior period. Selling, general and administrative expense increased slightly, but decreased as a percentage of net sales, due to operational efficiencies. Operating loss decreased due to a $6.2 million reduction in strategic transaction costs and to a lesser extent lower depreciation and amortization as well as a reduced stock compensation cost allocation, largely offset by increased Restructuring and other charges. Adjusted EBITDA and Adjusted EBITDA margin increased due to the aforementioned gross profit increase and operational efficiencies.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Dollars in millions)
Net sales	$257.3	$155.4
Gross profit	$166.6	$108.1
Gross profit margin	64.7%	69.6%
Selling, general and administrative expenses	$147.1	$95.0
Research and development expense	$14.6	$9.7

Operating loss (GAAP)	$(21.1)	$(6.8)
Operating loss margin (GAAP)	(8.2)%	(4.4)%
Adjusted EBITDA (non-GAAP)	$55.3	$30.7
Adjusted EBITDA margin (non-GAAP)	21.5%	19.8%

Three Months Ended March 29, 2024 Compared to Three Months Ended March 31, 2023

Net sales in our Reconstructive segment increased by $101.9 million, or 65.6%, in the three months ended March 29, 2024 primarily due to higher sales volumes driven by our acquisition of Lima. The Recon proforma sales growth was approximately 7.0% driven by increased volume and market share gains and offset by integrated related impacts. Gross profit increased over the same period, primarily due to higher net sales due to our acquisition of Lima, improved operating cost leverage, offset by an increase of $5.0 million in inventory fair value step-up amortization charges. Gross profit margin decreased primarily due to increased inventory fair value step-up amortization charges and product mix. Selling, general and administrative expense increased over the same period primarily due to increased commissions driven by higher sales, a general and administrative expense increase due to the Lima Acquisition, and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to the Lima Acquisition and increased spending within other recently acquired businesses in our Reconstructive segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss increased, primarily due to a $15.4 million increase in strategic transaction costs including the deal costs for the Lima Acquisition and integration costs, and an increase in amortization of acquired intangibles and inventory fair value step-up amortization charges, offset by the aforementioned factors driving growth. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings, and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring and other non-routine costs, and interest and principal repayments on our term loan and on amounts drawn on our revolving credit facility. We believe we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of March 29, 2024, the remaining stock repurchase authorization provided by our Board of Directors was $100 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Enovis Credit Agreement”) initially consisted of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement. As of March 29, 2024, there was $400 million available on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.75:1.00 and thereafter, stepping down to 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Revolver.

In connection with the Lima Acquisition, on October 23, 2023 we entered into an amendment to the Enovis Credit Agreement (the “Amendment”). The Amendment provides for a new term loan commitment in the aggregate amount of $400 million. The term loan facility extended to the Company under the Amendment was funded on January 3, 2024, the date the Lima Acquisition was consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $5 million each quarter, and matures on April 4, 2027 (the “2024 Term Loan”).

Pursuant to the Amendment, effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Enovis Credit Agreement (including the 2024 Term Loan Facility) will become secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Enovis Credit Agreement were adjusted to a new senior secured leverage ratio; (iii) certain changes to the negative covenants will become effective (including restrictions on repayments of junior financing and amendments to junior financing documents); and (iv) certain additional changes will be implemented (including the removal of the guaranty fallaway provision).

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

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $32.8 million were outstanding as of March 29, 2024.

Cash Flows

As of March 29, 2024, we had $74.5 million of Cash, cash equivalents and restricted cash, an increase of $29.7 million from the balance as of December 31, 2023 of $44.8 million. The following table summarizes the change in Cash, cash equivalents and restricted cash during the periods indicated:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(36.2)	$7.5
Purchases of property, plant and equipment and intangibles	(36.9)	(30.4)
Payments for acquisitions, net of cash received, and investments	(760.9)	(3.9)
Net cash used in investing activities	(797.8)	(34.4)
Net borrowings of debt	873.0	24.9
Proceeds from issuance of common stock, net	0.9	0.4
Other financing	(9.4)	(0.8)
Net cash provided by financing activities	864.5	24.5
Effect of foreign exchange rates on Cash and cash equivalents	(0.8)	—
Increase (decrease) in Cash, cash equivalents and restricted cash	$29.7	$(2.4)

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Cash flows from operating activities decreased $43.6 million year-over-year. This decrease includes a higher investment in working capital of $29 million, higher strategic transaction costs of $9 million and an increased cash paid for interest of $7 million.

Cash flows used in investing activities during the three months ended March 29, 2024 were $797.8 million compared to $34.4 million in the prior year period due to higher investments in the current year driven by the acquisition of Lima for $760.7 million, net of cash received.

Cash flows provided by financing activities during the three months ended March 29, 2024 include $873.0 million of net debt borrowings primarily used for the acquisition of Lima, capital expenditures and operations. Cash flows provided by financing activities for the three months ended March 31, 2023 include net debt borrowings of $24.9 million primarily used for capital expenditures.

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

There have been no significant additions or changes to the methods, estimates and judgments included in “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2023 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of March 29, 2024 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three months ended March 29, 2024 would have increased Interest expense for our variable rate-based debt by approximately $2.1 million.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended March 29, 2024, approximately 43% of our sales were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. dollar and Euro than other currencies. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Our cross-currency swap agreements hedge our net investment in our Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges of our Swiss Franc net asset position. The effect of a change in currency exchange rates on our investment in Swiss Franc subsidiaries, offset by the unrealized gain or loss on the cross-currency swap investment hedges, is reflected in the Accumulated other comprehensive loss component of Equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of March 29, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Changes in Internal Control over Financial Reporting

The Company completed the Lima Acquisition on January 3, 2024. Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of Lima have a material effect on the Company’s internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Lima into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include Lima. The Company will report on its assessment of the consolidated operations within the time period provided by the Exchange Act and the applicable SEC rules and regulations concerning business combinations.

Other than the Lima Acquisition noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 12, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in “Part I. Item 1A. Risk Factors” of our 2023 Form 10-K and the other information set forth in this Form 10-Q, and the additional information in the other reports we file with the SEC before making an investment decision. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. There have been no material changes in the risk factors set forth in “Part I. Item 1A. Risk Factors” in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 29, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02***	Amended and Restated Bylaws of Enovis Corporation.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 29, 2024 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01.1 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.01.2 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.02 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	Chief Executive Officer and Director
Matthew L. Trerotola	(Principal Executive Officer)	May 2, 2024

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	May 2, 2024

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	May 2, 2024