Form 10-Q
period 2024-06-28
Enovis CORP
filed 2024-08-07
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 1, 2024, there were 55,850,500 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$525,160	$428,502	$1,041,426	$834,653
Cost of sales	236,277	180,143	454,647	351,229
Gross profit	288,883	248,359	586,779	483,424
Selling, general and administrative expense	264,100	207,881	519,791	415,046
Research and development expense	23,479	18,918	46,856	37,111
Amortization of acquired intangibles	40,936	32,249	81,867	64,289
Restructuring and other charges	4,587	3,805	17,498	6,440
Operating loss	(44,219)	(14,494)	(79,233)	(39,462)
Interest expense, net	16,969	4,076	36,965	9,728
Other (income) expense, net	(33,836)	753	(9,601)	92
Loss from continuing operations before income taxes	(27,352)	(19,323)	(106,597)	(49,282)
Income tax benefit	(8,908)	(4,713)	(16,312)	(11,826)
Net loss from continuing operations	(18,444)	(14,610)	(90,285)	(37,456)
(Loss) income from discontinued operations, net of taxes	(68)	4,797	(68)	4,485
Net loss	(18,512)	(9,813)	(90,353)	(32,971)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	126	182	283	374
Net loss attributable to Enovis Corporation	$(18,638)	$(9,995)	$(90,636)	$(33,345)
Net income (loss) per share - basic and diluted
Continuing operations	$(0.34)	$(0.27)	$(1.65)	$(0.70)
Discontinued operations	$—	$0.09	$—	$0.08
Consolidated operations	$(0.34)	$(0.18)	$(1.65)	$(0.61)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net loss	$(18,512)	$(9,813)	$(90,353)	$(32,971)
Other comprehensive income (loss):
Foreign currency translation	(4,208)	11,311	(69,698)	21,895
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $(1,966), $(1,740), $5,735 and $(1,740)	(6,584)	(5,449)	18,207	(5,449)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension net actuarial gain (loss), net of tax expense (benefit) of $(7), $(41), $(14), and (41)	(33)	(882)	(68)	(882)
Reclassification of hedging gain (loss), net of tax expense (benefit) of $(158), $—, $(100), and $—	(544)	—	(358)	—
Other comprehensive income (loss)	(11,369)	4,980	(51,917)	15,564
Comprehensive income (loss)	(29,881)	(4,833)	(142,270)	(17,407)
Less: comprehensive income (loss) attributable to noncontrolling interest	109	190	215	406
Comprehensive income (loss) attributable to Enovis Corporation	$(29,990)	$(5,023)	$(142,485)	$(17,813)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	June 28, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,004	$36,191
Trade receivables, less allowance for credit losses of $14,853 and $9,731	394,736	291,483
Inventories, net	615,037	468,832
Prepaid expenses	40,550	28,901
Other current assets	87,426	71,112
Total current assets	1,172,753	896,519
Property, plant and equipment, net	378,449	270,798
Goodwill	2,353,456	2,060,893
Intangible assets, net	1,380,478	1,127,363
Lease asset - right of use	68,243	63,506
Other assets	88,649	90,255
Total assets	$5,442,028	$4,509,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$15,028	$—
Accounts payable	159,832	132,475
Accrued liabilities	343,145	237,132
Total current liabilities	518,005	369,607
Long-term debt, less current portion	1,329,427	466,164
Non-current lease liability	50,455	48,684
Other liabilities	255,203	204,178
Total liabilities	2,153,090	1,088,633
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 54,866,360 and 54,597,142 shares issued and outstanding as of June 28, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	2,911,254	2,900,747
Retained earnings	451,835	542,471
Accumulated other comprehensive loss	(76,730)	(24,881)
Total Enovis Corporation equity	3,286,414	3,418,392
Noncontrolling interest	2,524	2,309
Total equity	3,288,938	3,420,701
Total liabilities and equity	$5,442,028	$4,509,334

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	54,597,142	$55	$2,900,747	$542,471	$(24,881)	$2,309	$3,420,701
Net income (loss)	—	—	—	(71,998)	—	157	(71,841)
Other comprehensive loss, net of tax of $7,752	—	—	—	—	(40,497)	(51)	(40,548)
Payments of tax withholding for stock-based awards	—	—	(4,772)	—	—	—	(4,772)
Common stock-based award activity	243,439	—	7,302	—	—	—	7,302
Balance at March 29, 2024	54,840,581	55	2,903,277	470,473	(65,378)	2,415	3,310,842
Net income (loss)	—	—	—	(18,638)	—	126	(18,512)
Other comprehensive loss, net of tax of $(2,131)	—	—	—	—	(11,352)	(17)	(11,369)
Common stock-based award activity	25,779	—	7,977	—	—	—	7,977
Balance at June 29, 2024	54,866,360	$55	$2,911,254	$451,835	$(76,730)	$2,524	$3,288,938

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	54,228,619	$54	$2,925,729	$575,732	$(53,430)	$1,716	$3,449,801
Net income (loss)	—	—	—	(23,350)	—	192	(23,158)
Other comprehensive income, net of tax of $—	—	—	—	—	10,560	24	10,584
Common stock-based award activity	264,535	—	8,044	—	—	—	8,044
Balance at March 31, 2023	54,493,154	54	2,933,773	552,382	(42,870)	1,932	3,445,271
Net income (loss)	—	—	—	(9,995)	—	182	(9,813)
Other comprehensive income, net of tax of $(1,781)	—	—	—	—	4,972	8	4,980
Common stock-based award activity	40,957	1	10,321	—	—	—	10,322
Balance at June 30, 2023	54,534,111	$55	$2,944,094	$542,387	$(37,898)	$2,122	$3,450,760

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(90,353)	$(32,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	139,167	105,033
Impairment of assets	5,555	—
Stock-based compensation expense	14,102	16,981
Non-cash interest expense	2,558	1,481
Fair value gain on contingent acquisition shares	(20,068)	—
Loss on currency hedges	11,123	—
Deferred income tax expense (benefit)	(19,412)	(107)
Loss on sale of property, plant and equipment	383	533
Changes in operating assets and liabilities:
Trade receivables, net	(24,807)	(25,912)
Inventories, net	1,953	(10,476)
Accounts payable	(6,744)	8,324
Other operating assets and liabilities	(41,840)	(27,326)
Net cash provided by (used in) operating activities	(28,383)	35,560
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(76,333)	(67,248)
Payments for acquisitions, net of cash received, and investments	(758,190)	(98,740)
Payment for settlement of derivatives	(4,645)	—
Net cash used in investing activities	(839,168)	(165,988)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	400,000	—
Repayments of borrowings under term credit facility	(15,000)	(219,468)
Proceeds from borrowings on revolving credit facilities and other	940,000	370,000
Repayments of borrowings on revolving credit facilities and other	(446,479)	(11,538)
Payment of debt issuance costs	(703)	—
Payments of tax withholding for stock-based awards	(4,772)	—
Proceeds from issuance of common stock, net	1,177	1,385
Deferred consideration payments and other	(7,174)	(1,668)
Net cash provided by financing activities	867,049	138,711
Effect of foreign exchange rates on Cash and cash equivalents	(906)	(87)
Increase (decrease) in Cash, cash equivalents and restricted cash	(1,408)	8,196
Cash, cash equivalents and restricted cash, beginning of period	44,832	24,295
Cash, cash equivalents and restricted cash, end of period	$43,424	$32,491

Supplemental disclosures - Non-cash investing activities:
Fair value of contingently issuable shares in business acquisition	$107,877	$—

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Enovis Corporation (the “Company” or “Enovis”) is an innovation-driven medical technology growth company dedicated to developing clinically differentiated solutions that generate measurably better patient outcomes and transform workflows. The Company conducts its business through two operating segments, Prevention & Recovery (“P&R”) and Reconstructive (“Recon”). The P&R segment provides orthopedic and recovery science solutions, including devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease. The Recon segment provides surgical implant solutions, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger and surgical productivity tools.

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

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the six months ended June 28, 2024. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Acquisitions and Investments

Lima Acquisition in 2024

On January 3, 2024, the Company acquired LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company, at an enterprise value of €800 million (the “Lima Acquisition”), consisting of (i) approximately €700 million in cash consideration, which includes the repayment at closing of certain indebtedness of Lima and (ii) 1,942,686 shares of common stock of Enovis, par value $0.001 per share (the “Contingent Acquisition Shares”), which is based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares are expected to be issued in two equal tranches within six and twelve months of the acquisition date upon non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The cash paid for acquisition was $758.6 million, net of acquired cash. The fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, recorded in Accrued liabilities, will be adjusted to fair value each reporting period with the adjustment reflected in Other income (expense), net in the Condensed Consolidated Statement of Operations. Subsequent to the end of the second quarter of 2024, the first tranche of the Contingent Acquisition Shares of 971,343 shares were issued to the seller on July 16, 2024.

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

The Company incurred $9.7 million of advisory, legal, audit, valuation and other professional service fees in connection with the Lima Acquisition in the first quarter of 2024, which are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations.

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

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Net Sales	$525,160	$502,547	$1,041,426	$986,690
Net loss from continuing operations attributable to Enovis	(45,184)	(55,205)	(87,425)	(100,185)

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

January 3, 2024
(In thousands)
Trade receivables	$87,222
Inventories	157,219
Property, plant and equipment	110,279
Goodwill	323,617
Intangible assets	348,000
Accounts payable	(37,043)
Accrued liabilities	(54,660)
Other assets and liabilities, net	(68,126)
Total fair value of consideration, net of acquired cash	866,508
Less: fair value of Contingent Acquisition Shares	(107,877)
Acquisition consideration paid, net of acquired cash	$758,631

The following summarizes the preliminary values of the Intangible assets acquired, excluding Goodwill, as of June 28, 2024:

	Intangible Asset	Weighted Average Amortization Period
	(In thousands)	(Years)
Trademarks	$51,000	20
Customer Relationships	111,000	15
Acquired technology	186,000	15
Total Intangible Assets	$348,000

During the three and six months ended June 28, 2024, the Company’s Condensed Consolidated Statements of Operations included $83.5 million and $169.3 million, of net sales and $15.6 million and $12.0 million of net loss, respectively, associated with the acquired Lima legal entities.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2023 Acquisitions

On June 28, 2023, the Company completed the acquisition of Novastep SAS (“Novastep”) in its Recon segment. Novastep is a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions with a best-in-class MIS bunion system serving a rapidly growing portion of the global bunion segment. The acquisition is accounted for as a business combination using the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $96.9 million for the acquisition, net of cash received. The Company allocated $43.7 million to goodwill and $52.0 million to intangible assets acquired. The purchase accounting related to the Novastep acquisition has been completed. The acquired goodwill value is primarily driven by the expected synergies from cross-selling Novastep products to existing Enovis foot & ankle customers. The acquisition broadens our reconstructive product offerings for the foot and ankle market and expands our customer base in Europe.

On July 20, 2023, the Company completed an asset acquisition transaction with D.N.E., LLC (“DNE”) in its Recon segment. DNE is a developer of a broad line of external fixation products, including circular frames, pin-to-bar frames, and mini-fixators for use in foot and ankle surgeries. The acquisition of these assets, primarily the developed technology will allow Enovis to expand its robust product portfolio for the Foot & Ankle business unit. The Company paid $28.2 million for the asset acquisition and assigned $25.8 million to intangible assets, $1.9 million to finished goods inventory and $0.5 million to property, plant and equipment. The Condensed Consolidated Financial Statements include the financial position and results of operations from the acquisition date.

On October 5, 2023, the Company acquired a 100% interest in Precision AI Pty Ltd (“Precision AI”), a developer of surgical planning software. The transaction was accounted for as an asset acquisition. The acquisition complements the Company’s current product offerings in its Recon segment with advanced planning software for shoulder surgery and opportunity to expand to additional anatomies. On the acquisition date, the Company paid $17.6 million, net of cash received and agreed to make contingent payments of approximately $12.0 million upon the successful completion of three milestones within one year of the acquisition date. The milestones are based on FDA approvals and user validation testing of the software.

In December 2023, the first milestone was achieved and the Company paid $4.2 million to the seller. The remaining contingent amount is held in escrow by Enovis as restricted cash and presented in Other current assets in the Condensed Consolidated Balance Sheet. The Company has control over these funds and is required to authorize the transfer upon completion of the milestones. The potential additional contingent payments are not recorded until the milestones are achieved. The Condensed Consolidated Financial Statements include the assets acquired and results of operations from the acquisition date.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Restricted cash is recorded as a component of Other current assets on the Condensed Consolidated Balance Sheets. The balance in restricted cash as of June 28, 2024 and December 31, 2023 is related to the acquisition of Precision AI which closed in the fourth quarter of 2023 and will be released to the seller within one year of the acquisition date upon completion of certain milestones.

The following table summarizes the Company’s cash, cash equivalents and restricted cash:

	June 28, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$35,004	$36,191
Restricted cash	8,420	8,641
Total cash and cash equivalents and restricted cash	$43,424	$44,832

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Investments

As of June 28, 2024, the balance of investments held by the Company without readily determinable fair values was $20.4 million. The majority of these investments are carried at cost less impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

4. Revenue

The Company provides orthopedic solutions, including products and services spanning the full continuum of patient care, from injury prevention to rehabilitation. While the Company’s sales are primarily derived from three sales channels including dealers and distributors, insurance, and direct to consumers and hospitals, substantially all of the Company’s revenue is recognized at a point in time. The Company disaggregates its revenue into the following geographic/product type groups within its segments:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$117,537	$114,963	$222,111	$219,338
U.S. Other P&R	67,950	67,729	134,300	130,076
International P&R	92,267	90,783	180,356	174,801
Total Prevention & Recovery	277,754	273,475	536,767	524,215
Reconstructive:
U.S. Recon	122,062	106,146	245,797	209,638
International Recon	125,344	48,881	258,862	100,800
Total Reconstructive	247,406	155,027	504,659	310,438
Total	$525,160	$428,502	$1,041,426	$834,653

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 28, 2024
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions, net	Other Activity, net (1)	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$9,731	$3,374	$(1,471)	$3,417	$(198)	$14,853
(1) Represents fair value adjustments related to acquisitions

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(18,570)	$(14,792)	$(90,568)	$(37,830)
Weighted-average shares of Common stock outstanding – basic	54,855,810	54,510,688	54,772,231	54,418,554
Net income (loss) per share from continuing operations – basic	$(0.34)	$(0.27)	$(1.65)	$(0.70)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(18,570)	$(14,792)	$(90,568)	$(37,830)
Weighted-average shares of Common stock outstanding – basic	54,855,810	54,510,688	54,772,231	54,418,554
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—	—
Weighted-average shares of Common stock outstanding – diluted	54,855,810	54,510,688	54,772,231	54,418,554
Net income (loss) per share from continuing operations – diluted	$(0.34)	$(0.27)	$(1.65)	$(0.70)
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

The following weighted average computations of potentially dilutive shares of Common stock from stock-based compensation awards were excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Weighted average computation of potentially dilutive shares of Common stock excluded from diluted computation, as inclusion would be anti-dilutive	1,378,308	1,231,504	1,106,763	1,154,108

In conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares. The Contingent Acquisition Shares are currently expected to be issued within one year from the completion of the Lima Acquisition upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The Contingent Acquisition Shares are only to be included in the weighted-average calculation of basic shares when there are no circumstances the shares would not be issued. The Contingent Acquisition Shares are only to be included in the weighted-average calculation of diluted shares when the conditions are satisfied. As such, the shares have been excluded from the calculation of basic and diluted weighted-average shares, respectively. Subsequent to the end of the second quarter of 2024, the first tranche of the Contingent Acquisition Shares of

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

971,343 shares were issued to the seller on July 16, 2024. The first tranche shares will be incorporated into the weighted-average shares of common stock outstanding — basic in the third quarter of 2024.

6. Income Taxes

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Loss from continuing operations before income taxes	$(27,352)	$(19,323)	$(106,597)	$(49,282)
Income tax benefit	$(8,908)	$(4,713)	$(16,312)	$(11,826)
Effective tax rate:	32.6%	24.4%	15.3%	24.0%

The effective tax rate for the three months ended June 28, 2024 was higher than the 2024 federal statutory rate of 21%, primarily due to tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares. This was partially offset by an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations.

The effective tax rate for the six months ended June 28, 2024 was lower than the 2024 federal statutory rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares.

The effective tax rate for the three and six months ended June 30, 2023 was higher than the 2023 U.S. federal statutory rate of 21%, primarily due to non-U.S. income being taxed at lower rates, the release of a valuation allowance on non-U.S. attributes, tax credits for research and development, and release of uncertain tax positions. This was partially offset by other non-deductible expenses and the U.S. taxation on international operations.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of June 28, 2024, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the six months ended June 28, 2024 and June 30, 2023. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2024	$5,008	$(2,016)	$(27,873)	$(24,881)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(330)	(69,300)	—	(69,630)
Gain on hedges	—	—	18,207	18,207
Other comprehensive income (loss) before reclassifications	(330)	(69,300)	18,207	(51,423)
Amounts reclassified from Accumulated other comprehensive income (loss)	(68)	—	(358)	(426)
Net Other comprehensive income (loss)	(398)	(69,300)	17,849	(51,849)
Balance at June 28, 2024	$4,610	$(71,316)	$(10,024)	$(76,730)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2023	$12,207	$(65,637)	$—	$(53,430)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	383	21,480	—	21,863
Loss on net investment hedges	—	—	(5,449)	(5,449)
Other comprehensive income (loss) before reclassifications	383	21,480	(5,449)	16,414
Amounts reclassified from Accumulated other comprehensive income (loss)	(882)	—	—	(882)
Net Other comprehensive income (loss)	(499)	21,480	(5,449)	15,532
Balance at June 30, 2023	$11,708	$(44,157)	$(5,449)	$(37,898)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Inventories, Net

Inventories, net consisted of the following:

	June 28, 2024	December 31, 2023
	(In thousands)
Raw materials	$103,992	$88,129
Work in process	51,516	39,310
Finished goods	540,753	406,931
	696,261	534,370
Less: Allowance for excess, slow-moving and obsolete inventory	(81,224)	(65,538)
	$615,037	$468,832

9. Debt

Long-term debt consisted of the following:

	June 28, 2024	December 31, 2023
	(In thousands)
Term loan	$381,743	$—
Senior unsecured convertible notes	447,592	446,164
Revolving credit facilities and other	515,120	20,000
Total debt	1,344,455	466,164
Less: current portion	(15,028)	—
Long-term debt	$1,329,427	$466,164

Term Loan and Revolving Credit Facility

On April 4, 2022, the Company entered into a credit agreement (the “Enovis Credit Agreement”), consisting of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and an initial term loan in the aggregate principal amount of $450 million (the “2022 Term Loan”) which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement. The agreement was amended on October 23, 2023, in conjunction with the financing of the Lima Acquisition as further discussed below.

The Enovis Credit Agreement, as amended, contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.75:1.00 stepping down to 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of June 28, 2024, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of June 28, 2024, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 7.19% excluding accretion of deferred financing fees, and there was $385 million available on the Revolver.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On October 24, 2023, the Company issued $460 million aggregate principal amount of senior unsecured convertible notes in a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.5%. For the six months ended June 28, 2024, the interest expense on the 2028 Notes was $10.1 million, including $8.7 million based upon the coupon rate and $1.4 million from accretion of the discount.

Holders may convert their 2028 Notes in multiples of $1,000 principal amount prior to the close of business April 15, 2028 under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of 2028 Notes, as determined following a request by a holder of 2028 Notes in accordance with the procedures described in the 2028 Note indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events as described in the indenture governing the 2028 Notes.

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

On October 24, 2023, the Company also entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2028 Notes and paid $62 million to the counterparties. The capped call transactions are intended generally to mitigate potential dilution to the Company’s common stock upon conversion of any Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. If, however, the market price per share of common stock exceeds $89.72, the initial cap price of the capped call transactions, there would be a dilutive effect and/or no offset of any cash payments, in each case, attributable to the amount by which the market price of the common stock exceeds the cap price. The capped call payment was classified as equity since it meets the derivative scope exception included in Accounting Standards Codification Topic 815 Derivatives and Hedging.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $34.1 million were outstanding as of June 28, 2024.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Deferred Financing Fees

The Company has $2.9 million in deferred financing fees included in Other assets as of June 28, 2024. As of June 28, 2024, the Company has $15.7 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the 2024 Term Loan and the 2028 Notes.

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	June 28, 2024	December 31, 2023
	(In thousands)
Contingent consideration - current portion	$95,354	$5,972
Accrued compensation and related benefits	71,797	70,979
Accrued third-party commissions	30,686	28,539
Lease liability - current portion	22,295	21,568
Accrued taxes	16,909	14,384
Accrued rebates	13,769	14,464
Accrued professional fees	7,453	13,037
Accrued royalties	6,704	6,944
Accrued freight	5,258	3,909
Accrued interest	4,336	3,765
Derivative liability – current portion	3,892	278
Customer advances and billings in excess of costs incurred	3,479	2,953
Warranty liability	2,960	2,959
Accrued restructuring liability	2,665	2,276
Other	55,588	45,105
	$343,145	$237,132

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended June 28, 2024
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,195	$6,584	$(6,217)	$16	$2,578
Facility closure costs and other(2)	81	5,359	(5,353)	—	87
Total	$2,276	11,943	$(11,570)	$16	$2,665
Non-cash charges(2)		5,555
Total Provisions(3)		$17,498
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities, site cost structures, and product lines.
(3) For the six months ended June 28, 2024, $9.5 million and $8.0 million of the Company’s total provisions were related to the P&R and Recon segments, respectively.The non-cash charges was an impairment of assets associated with divesting a minor product line in P&R.

ENOVIS CORPORATION
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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s term loan and revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the 2024 Term Loan, and the Revolver, was $1,385.2 million and $573.2 million as of June 28, 2024 and December 31, 2023, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of June 28, 2024, the Company held $20.5 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the six months ended June 28, 2024, the Company recorded a net $5.5 million reduction in contingent consideration primarily due to $6.3 million in settlements of revenue-based contingent consideration arrangements.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $7.5 million. There is one contingent consideration arrangement remaining that has no limit and is based on a percentage of sales in excess of a benchmark over a five-year period through 2027.

Additionally, in conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares are expected to be issued in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The initial fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, recorded in Accrued liabilities, is adjusted to fair value each reporting period with the adjustments reflected in Other income (expense), net in the Condensed Consolidated Statement of Operations. The adjustments were gains of $33.5 million and $20.1 million for the three and six months ended June 28, 2024, respectively. The fair value of the Contingent Acquisition Shares liability is Level One in the fair value hierarchy as it is determined using the quoted market prices. Subsequent to the end of the second quarter of 2024, the first tranche of the Contingent Acquisition Shares of 971,343 shares were issued to the seller on July 16, 2024.

There were no transfers in or out of Level One, Two or Three during the six months ended June 28, 2024.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level One	$—	$107,877	$(20,068)	$—	$—	$—	$87,809
Contingent Consideration - Level Three	26,025	1,100	—	—	(6,281)	(333)	20,511
Total Contingent Consideration	$26,025	$108,977	$(20,068)	$—	$(6,281)	$(333)	$108,320

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of June 28, 2024 and December 31, 2023 the fair value of these plans were $16.5 million and $14.4 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

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

At June 28, 2024, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $420.0 million and a U.S. Dollar aggregate notional amount of $24.0 million. During the three and six months ended June 28, 2024, the Company recognized a realized gain of $0.3 million and $0.5 million, respectively on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. There was nothing recognized in the second quarter of 2023 as the Mexican Peso forward currency program was established in July 2023.

Net Investment Hedges

On April 18, 2023, the Company entered into cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements were designated and qualified as net investment hedges. These contracts had a Swiss Franc notional amount of approximately ₣403 million and a U.S. Dollar aggregate notional amount of $450 million. In April 2024, the ₣403 million cross-currency swap agreements designated as net investment hedges were de-designated and settled for $4.6 million which is reflected as a cash outflow within investing activities in the Consolidated Statements of Cash Flows. The $0.7 million gain on settlement is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment.

On April 8, 2024 and April 12, 2024 the Company entered into additional cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣590 million and a U.S. Dollar aggregate notional amount of $650 million at June 28, 2024.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Income (Loss) as part of the foreign currency translation adjustment. Amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

During the three and six months ended June 28, 2024, the Company received interest income on its cross-currency swap derivatives of $5.7 million and $8.3 million which is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three and six months ended June 28, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Gain (loss) on cross-currency swaps	$(5,965)	$(7,189)	$25,426	$(7,189)
Gain (loss) on forward currency contracts	(3,287)	—	(1,942)	—
	$(9,252)	$(7,189)	$23,484	$(7,189)

Non-Designated Hedging Instruments

The Company also used non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition which closed in January 2024. In the first quarter of 2024, the Company recorded a loss of $11.1 million on its Consolidated Statements of Operations related to the exchange rate movements over the first three days of 2024. The loss is recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. From inception of the forward contracts on October 4, 2023 through the closing of the Lima Acquisition on January 3, 2024, the foreign currency forward contracts settled in an overall realized gain position of $13.4 million.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 28, 2024 and December 31, 2023:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	June 28, 2024	December 31, 2023
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$—	$432
Cross-currency swaps	Other current assets	10,937	10,061
		10,937	10,493
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	—	24,311
Total Derivative Assets		$10,937	$34,804

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$1,528	$278
Cross-currency swaps	Accrued liabilities	2,364	—
Cross-currency swaps	Other long-term liabilities	15,195	46,953
Total Derivative Liabilities		$19,087	$47,231

(1) The Company classifies derivative assets and liabilities as current when the settlement date of the contract is one year or less.

ENOVIS CORPORATION
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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Net Sales:
Prevention & Recovery	$277,754	$273,475	$536,767	$524,215
Reconstructive	247,406	155,027	504,659	310,438
	$525,160	$428,502	$1,041,426	$834,653
Segment Adjusted EBITDA (1):
Prevention & Recovery	$41,141	$39,323	$69,064	$65,018
Reconstructive	49,073	26,359	104,384	57,075
	$90,214	$65,682	$173,448	$122,093
(1) The following is a reconciliation of Income (loss) from continuing operations before income taxes to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Loss from continuing operations before income taxes (GAAP)	$(27,352)	$(19,323)	$(106,597)	$(49,282)
Restructuring and other costs (1)	4,587	3,806	17,498	6,742
MDR and other costs (2)	4,542	8,997	9,460	16,793
Strategic transaction costs (3)	22,693	5,435	43,530	17,065
Stock-based compensation	7,641	8,868	14,041	15,776
Depreciation and other amortization	30,127	20,794	57,300	40,745
Amortization of acquired intangibles	40,936	32,249	81,867	64,289
Inventory step-up	23,908	27	28,985	146
Interest expense, net	16,969	4,076	36,965	9,728
Other (income) expense, net (4)	(33,836)	753	(9,601)	92
Adjusted EBITDA (non-GAAP)	$90,214	$65,682	$173,448	$122,093

(1) Restructuring and other charges includes $— million and $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Devices Regulation. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Primarily relates to integration costs associated with the Lima Acquisition in 2024 and other strategic initiatives in 2023, including costs related to the Separation.
(4) Primarily includes the fair value gain on Contingent Acquisition shares, partially offset by the first quarter of 2024 loss on the non-designated forward currency hedge for managing exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2024 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the Company’s recently completed acquisition (the “Lima Acquisition”) of LimaCorporate S.p.A. (“Lima”); the impacts of the completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the impact of public health emergencies and global pandemics (including COVID-19); projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

•any impairment in the value of our intangible assets or goodwill, because of a sustained decline, including but not limited to, operating performance at one or more our business units or the market price of our common stock;

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

•impacts of potential legislative or regulatory reforms on our business;

•risks associated with the clinical trial process;

•failure to comply with governmental regulations for products for which we obtain clearance or approval;

•our exposure to product liability claims;

•our inability to obtain coverage and adequate levels of reimbursement from third-party payors for our medical device products;

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

•changes in the general economy;

•disruptions in the global economy caused by escalating geopolitical tensions, including in connection with Russia’s invasion of Ukraine;

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

Our business management system, Enovis Growth Excellence (“EGX”), is integral to our operations. EGX includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, shareholders, and associates. We believe that our management team’s access to, and experience in, the application of the EGX methodology is one of our primary competitive strengths.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA, Comparable sales, and Comparable sales growth rate as defined in the “Non-GAAP Measures” section below.

Items Affecting Comparability of Reported Results and Other Recent Developments

The comparability of our operating results for the three and six months ended June 28, 2024 to the prior periods in 2023 is affected by the following significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results.

On January 3, 2024, the Company acquired Lima, a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware for total fair value consideration of $866.5 million, net of acquired cash. The fair value total consideration includes a fixed number contingently issuable shares of Enovis stock valued at $107.9 million, which is dependent on the non-occurrence of certain future events and is expected to be settled within one year of the acquisition closing. Subsequent to the end of the second quarter of 2024, the first tranche of the Contingent Acquisition Shares of 971,343 shares were issued to the sellers on July 16, 2024. This acquisition expands and complements our current product offerings internationally within our Recon segment.

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

Foreign Currency Fluctuations

During the three and six months ended June 28, 2024, approximately 41% and 42% of our sales, respectively, were derived from operations outside the United States, the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. Dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended June 28, 2024 compared to the three months ended June 30, 2023, fluctuations in foreign currencies decreased Net sales by 0.3%, decreased Gross profit by approximately 0.6%, and decreased operating expense by approximately 0.3%. For the six months ended June 28, 2024 compared to the six months ended June 30, 2023, fluctuations in foreign currencies had immaterial impact on Net sales, decreased Gross profit by approximately 0.4%, and increased operating expenses by approximately 0.1%.

Seasonality

Sales in our P&R and Recon segments typically peak in the fourth quarter. General economic conditions and other factors may, however, impact future seasonal variations.

Non-GAAP Measures

Adjusted EBITDA; Comparable sales

Adjusted EBITDA, Adjusted EBITDA margin, Comparable sales, and Comparable sales growth rate, which are non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance.

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

Comparable sales adjusts nets sales for prior periods to include the sales of acquired businesses prior to our ownership from acquisitions that closed in the periods presented and to exclude the sales of certain non-core product lines that were divested or discontinued, as applicable, during the periods presented. The acquired businesses include Lima and Novastep, which are reflected in the Recon segment, and the excluded non-core product lines are comprised of the divested compression hosiery product line in the P&R segment and certain discontinued third-party OEM relationships in the Recon segment. Comparable sales growth rate represents the change in Comparable sales for the current period from Comparable sales for the prior year period. Comparable sales and Comparable sales growth rate assist our management in evaluating operating performance over time because the impact of significant acquisitions and divestitures or discontinuance of certain non-core product lines subsequent to prior periods may obscure underlying business trends and make the evaluation of period-over-period performance difficult. Comparable sales and Comparable sales growth rate are presented for illustrative purposes only and do not and are not intended to comply with Article 11 of Regulation S-X promulgated by the SEC in respect of proforma financial information, and may differ, including materially, from proforma financial statements presented in accordance therewith.

Our management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP or prepared in accordance with Regulation S-X. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net income (loss) from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three and six months ended June 28, 2024 and June 30, 2023, respectively.

	Three Months Ended
	June 28, 2024			June 30, 2023
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP) (1)			$(18.4)			$(14.6)
Income tax expense (benefit)			(8.9)			(4.7)
Other (income) expense, net			(33.8)			0.8
Interest expense, net			17.0			4.1
Operating income (loss) (GAAP)	$2.5	$(46.8)	(44.2)	$(4.4)	$(10.1)	(14.5)
Operating income (loss) margin	0.9%	(18.9)%	(8.4)%	(1.6)%	(6.5)%	(3.4)%
Adjusted to add (deduct):
Restructuring and other charges (2)	1.8	2.8	4.6	2.0	1.8	3.8
MDR and other costs (2)	2.1	2.4	4.5	5.0	4.0	9.0
Strategic transaction costs (2)	1.9	20.8	22.7	1.8	3.7	5.4
Stock-based compensation (2)	5.4	2.3	7.6	5.8	3.0	8.9
Depreciation and other amortization	4.5	25.6	30.1	5.8	15.0	20.8
Amortization of acquired intangibles	22.9	18.0	40.9	23.4	8.9	32.2
Inventory step-up	—	23.9	23.9	—	—	—
Adjusted EBITDA (non-GAAP)	$41.1	$49.1	$90.2	$39.3	$26.4	$65.7
Adjusted EBITDA margin (non-GAAP)	14.8%	19.8%	17.2%	14.4%	17.0%	15.3%
(1) Non-operating components of Net income (loss) from continuing operations are not allocated to the segments.
(2) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

	Six Months Ended
	June 28, 2024			June 30, 2023
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Income (loss) from continuing operations (GAAP) (1)			$(90.3)			$(37.5)
Income tax expense (benefit)			(16.3)			(11.8)
Other (income) expense, net			(9.6)			0.1
Interest expense, net			37.0			9.7
Operating income (loss) (GAAP)	$(11.4)	$(67.8)	(79.2)	$(22.6)	$(16.9)	(39.5)
Operating income (loss) margin	(2.1)%	(13.4)%	(7.6)%	(4.3)%	(5.4)%	(4.7)%
Adjusted to add (deduct):
Restructuring and other charges (2)(3)	9.5	8.0	17.5	3.3	3.4	6.7
MDR and other costs (3)	5.2	4.3	9.5	8.2	8.6	16.8
Strategic transaction costs (3)	2.0	41.5	43.5	8.0	9.1	17.1
Stock-based compensation (3)	8.6	5.5	14.0	9.9	5.9	15.8
Depreciation and other amortization	9.1	48.2	57.3	11.5	29.3	40.7
Amortization of acquired intangibles	46.1	35.7	81.9	46.7	17.6	64.3
Inventory step-up	—	29.0	29.0	—	0.1	0.1
Adjusted EBITDA (non-GAAP)	$69.1	$104.4	$173.4	$65.0	$57.1	$122.1
Adjusted EBITDA margin (non-GAAP)	12.9%	20.7%	16.7%	12.4%	18.4%	14.6%
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

Total Company

Sales

The following table summarizes our sales for the three and six months ended June 28, 2024, respectively.

	Three Months Ended			Six Months Ended
	June 28, 2024	June 30, 2023	Growth Rate	June 28, 2024	June 30, 2023	Growth Rate
	GAAP			GAAP
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$117.5	$115.0	2.2%	$222.1	$219.3	1.3%
U.S. Other P&R	68.0	67.7	0.3%	134.3	130.1	3.2%
International P&R	92.3	90.8	1.6%	180.4	174.8	3.2%
Total Prevention & Recovery	277.8	273.5	1.6%	536.8	524.2	2.4%

Reconstructive:
U.S. Reconstructive	122.1	106.1	15.0%	245.8	209.6	17.2%
International Reconstructive	125.3	48.9	156.4%	258.9	100.8	156.8%
Total Reconstructive	247.4	155.0	59.6%	504.7	310.4	62.6%

Total	$525.2	$428.5	22.6%	$1,041.4	$834.7	24.8%

The following table summarizes sales on a Comparable sales and Comparable sales growth rate basis for the periods presented.

	Three Months Ended			Six Months Ended
	June 28, 2024	June 30, 2023	Growth Rate	June 28, 2024	June 30, 2023	Growth Rate
	Comparable sales(1)			Comparable sales(1)
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$117.5	$115.0	2.2%	$222.1	$219.3	1.3%
U.S. Other P&R	68.0	65.3	4.0%	131.6	125.2	5.1%
International P&R	92.3	89.4	3.2%	178.7	172.1	3.8%
Total Prevention & Recovery	277.8	269.7	3.0%	532.4	516.7	3.0%

Reconstructive:
U.S. Reconstructive	122.1	120.7	1.1%	245.8	239.6	2.6%
International Reconstructive	125.3	111.4	12.5%	258.4	229.9	12.4%
Total Reconstructive	247.4	232.1	6.6%	504.2	469.5	7.4%

Total	$525.2	$501.8	4.7%	$1,036.6	$986.2	5.1%
(1) Comparable sales adjusts net sales for prior periods to include the sales of acquired businesses prior to our ownership from acquisitions that closed in the periods presented and to exclude the sales of divested businesses and certain discontinued Recon products lines in conjunction with the Lima Acquisition. The acquired businesses include Lima and Novastep, which are reflected in the Recon segment, and the excluded non-core product lines are comprised of a divested compression hosiery product line in the P&R segment and certain discontinued third-party OEM relationships in the Recon segment.

Net sales for the three months ended June 28, 2024 increased from the prior year by $96.7 million, or 22.6% primarily attributable to an increase in sales from the Lima Acquisition and to a lesser extent the Novastep acquisition and growth in existing businesses. Recon sales increased by $92.4 million, or 59.6%, of which $90.1 million was attributable to the Lima and the Novastep acquisitions. Recon sales were negatively impacted by a $2.2 million decrease from the discontinuance of certain non-core product lines. P&R increased by $4.3 million, or 1.6%, which was negatively impacted by a $3.8 million decrease in sales from divesting a minor product line. For the three months ended June 30, 2023, U.S. GAAP basis net sales were $428.5 million. The Comparable sales were $501.8 million for the same period. In 2023, Lima and Novastep would have contributed $79.2 million to Comparable sales, offset by the impact of the divestiture and discontinuance of certain non-core product lines of $5.9 million. Comparable sales growth for Recon was driven by approximately 7.1% increases in volume and market share gains, offset by unfavorable currency translation of 0.5%. Comparable sales growth for P&R was driven by approximately 3.3% organic growth in volumes, offset by 0.3% unfavorable foreign currency translation. The strengthening of the U.S. Dollar relative to other currencies resulted in $2.0 million, or 0.4%, of unfavorable foreign currency translation impacts on total net sales for the three months ended June 28, 2024 from the prior year period.

Net sales for the six months ended June 28, 2024 increased from the prior year by $206.8 million, or 24.8% primarily attributable to an increase in sales from the Lima Acquisition and to a lesser extent the Novastep acquisition and growth in existing businesses. Recon sales increased by $194.2 million, or 62.6%, of which $183.7 million was attributable to the Lima and the Novastep acquisitions. Recon sales were negatively impacted by a $4.6 million decrease from the discontinuance of certain non-core product lines. P&R sales increased by $12.6 million, or 2.4%, which was negatively impacted by a $3.2 million decrease from divesting a minor product line. For the six months ended June 28, 2024, U.S. GAAP basis net sales were $1,041.4 million. The Comparable sales were $1,036.6 million for the same period. For the six months ended June 28, 2024, the sales attributable to the non-core product lines, which were divested or discontinued, were $4.8 million. For the six months ended June 30, 2023, U.S. GAAP basis net sales were $834.7 million. The Comparable sales were $986.2 million for the same period. In 2023, Lima and Novastep would have contributed $164.2 million to Comparable sales, offset by the impact of the divestiture and discontinuance of certain non-core product lines of $12.6 million. Comparable sales growth for Recon was driven by approximately 7.0% increases in volume and market share gains and favorable foreign currency translation of 0.4%. Comparable sales growth for P&R was driven by approximately 3.1% organic growth in volumes, offset by 0.1% unfavorable foreign currency translation. The weakening of the U.S. Dollar relative to other currencies resulted in $1.4 million, or 0.1%, of favorable foreign currency translation impacts on total net sales for the six months ended June 28, 2024 from the prior year period.

Operating Results
The following table summarizes our results of continuing operations for the current year and prior year periods.

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(Dollars in millions)
Gross profit	$288.9	$248.4	$586.8	$483.4
Gross profit margin	55.0%	58.0%	56.3%	57.9%
Selling, general and administrative expense	$264.1	$207.9	$519.8	$415.0
Research and development expense	$23.5	$18.9	$46.9	$37.1
Operating loss	$(44.2)	$(14.5)	$(79.2)	$(39.5)
Operating loss margin	(8.4)%	(3.4)%	(7.6)%	(4.7)%
Net loss from continuing operations	$(18.4)	$(14.6)	$(90.3)	$(37.5)
Net loss from continuing operations margin (GAAP)	(3.5)%	(3.4)%	(8.7)%	(4.5)%
Adjusted EBITDA (non-GAAP)	$90.2	$65.7	$173.4	$122.1
Adjusted EBITDA margin (non-GAAP)	17.2%	15.3%	16.7%	14.6%
Items excluded from Adjusted EBITDA:
Restructuring and other charges (1)	$4.6	$3.8	$17.5	$6.7
MDR and other costs	$4.5	$9.0	$9.5	$16.8
Strategic transaction costs	$22.7	$5.4	$43.5	$17.1
Stock-based compensation	$7.6	$8.9	$14.0	$15.8
Depreciation and other amortization	$30.1	$20.8	$57.3	$40.7
Amortization of acquired intangibles	$40.9	$32.2	$81.9	$64.3
Inventory step-up	$23.9	$—	$29.0	$0.1
Interest expense, net	$17.0	$4.1	$37.0	$9.7
Other expense (income) net	$(33.8)	$0.8	$(9.6)	$0.1
Income tax benefit	$(8.9)	$(4.7)	$(16.3)	$(11.8)
(1) Restructuring and other charges includes $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2023.

Three Months Ended June 28, 2024 Compared to Prior Year

Gross profit increased in the three months ended June 28, 2024 compared with the prior year period due to a $36.6 million increase in our Recon segment and a $3.9 million increase in our P&R segment. The Gross profit increase was attributable to increased sales from the Lima and Novastep acquisitions, offset by an increase of $23.9 million in inventory fair value step-up amortization charges. Gross profit margin decreased by (3.0)% due to the aforementioned increase in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $56.2 million in the three months ended June 28, 2024 compared to the prior year period, primarily due to increased commissions on increased sales and increased selling, general and administrative costs from the Lima Acquisition. Research and development costs also increased compared to the prior year period, primarily due to the Lima Acquisition and increased spend within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to the Lima Acquisition.

Interest expense, net increased in the three months ended June 28, 2024 compared to the prior year period due to an increase in debt to finance the Lima Acquisition.

The effective tax rate for Net loss from continuing operations during the three months ended June 28, 2024 was 32.6%, which was higher than the 2024 U.S. federal statutory tax rate of 21%, primarily due to tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares. This was partially offset by an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. The effective tax rate for Net loss from continuing operations during the three months ended June 30, 2023 was 24.4%, which was higher than the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income being taxed at lower rates, the release of a valuation allowance on non-U.S. attributes, tax credits for research and development, and release of uncertain tax positions. This was partially offset by other non-deductible expenses and the U.S. taxation on international operations.

Net loss from continuing operations increased in the three months ended June 28, 2024 compared with the prior year period, primarily due to a $17.3 million increase in strategic transactions costs from Lima integration activities, a $12.9 million increase in interest expense, net, and $8.7 million increase in amortization of acquired intangibles, offset by a $33.5 million mark-to-market gain on the Contingent Acquisition Shares liability. Adjusted EBITDA and aEBITDA margin increased due to the Lima Acquisition.

Six Months Ended June 28, 2024 Compared to Prior Year

Gross profit increased in the six months ended June 28, 2024 compared with the prior year period due to a $94.9 million increase in our Recon segment and a $8.2 million increase in our P&R segment. The Gross profit increase was attributable to increased sales from the Lima and Novastep acquisitions, offset by an increase of $28.8 million in inventory fair value step-up amortization charges. Gross profit margin decreased by 1.6% due to the aforementioned increase in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $104.8 million in the six months ended June 28, 2024 compared to the prior year period, primarily due to increased commissions on increased sales and increased selling, general and administrative costs from the Lima Acquisition. Research and development costs also increased compared to the prior year period, primarily due to the Lima Acquisition and increased spend within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to the Lima Acquisition.

Interest expense, net increased in the six months ended June 28, 2024 compared to the prior year period due to an increase in debt to finance the Lima Acquisition.

The effective tax rate for Net loss from continuing operations during the six months ended June 28, 2024 was 15.3%, which was lower than the 2024 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares. The effective tax rate for Net income from continuing operations during the six months ended June 30, 2023 was 24.0%, which was higher than the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income being taxed at lower rates, the release of a valuation allowance on non-U.S. attributes, tax credits for research and development, and release of uncertain tax positions. This was partially offset by other non-deductible expenses and the U.S. taxation on international operations.

Net loss from continuing operations increased in the six months ended June 28, 2024 compared with the prior year period by $52.8 million, primarily due to the $27.3 million increase in interest expense, net, a $37.2 million net increase in strategic transaction and restructuring costs driven by Lima activities, a loss of $11.1 million on the non-designated forward currency contracts for the Lima Acquisition, offset by a $20.1 million mark-to-market gain on the Contingent Acquisition Shares liability. Adjusted EBITDA and aEBITDA margin increased due to the Lima Acquisition.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(Dollars in millions)
Net sales	$277.8	$273.5	$536.8	$524.2
Gross profit	$146.2	$142.2	$277.5	$269.2
Gross profit margin	52.6%	52.0%	51.7%	51.4%
Selling, general and administrative expenses	$109.7	$112.4	$215.2	$224.6
Research and development expense	$9.2	$8.9	$18.0	$17.4
Amortization of acquired intangibles	$22.9	$23.4	$46.1	$46.7
Restructuring and other charges	$1.8	$2.0	$9.5	$3.1

Operating income (loss) (GAAP)	$2.5	$(4.4)	$(11.4)	$(22.6)
Operating loss margin (GAAP)	0.9%	(1.6)%	(2.1)%	(4.3)%
Adjusted EBITDA (non-GAAP)	$41.1	$39.3	$69.1	$65.0
Adjusted EBITDA margin (non-GAAP)	14.8%	14.4%	12.9%	12.4%

Three Months Ended June 28, 2024 Compared to Prior Year

Net sales increased $4.3 million, or 1.6%, in the three months ended June 28, 2024 compared with the prior year period, which was negatively impacted by a $3.8 million decrease from divesting a minor product line. Comparable sales growth for P&R was driven by approximately 3.3% organic growth in volumes, offset by 0.3% unfavorable foreign currency translation. Gross profit increased $3.9 million and Gross profit margin increased by 60 basis points over the prior period due to operational efficiencies and improved mix due to the divestiture. Selling, general and administrative expense decreased slightly and decreased as a percentage of net sales due to a reduction of EU MDR spending. Operating income increased by $6.9 million due to the aforementioned gross profit increase and reduction of EU MDR spending, as well as lower depreciation and amortization. Adjusted EBITDA and Adjusted EBITDA margin increased due to the aforementioned gross profit increase.

Six Months Ended June 28, 2024 Compared to Prior Year

Net sales increased $12.6 million, or 2.4%, compared with the prior year period, which was negatively impacted by a $3.2 million decrease from divesting a minor product line. Comparable sales growth for P&R was driven by approximately 3.1% organic growth in volumes, offset by 0.1% unfavorable foreign currency translation. Gross profit increased $8.2 million and Gross profit margin increased by 30 basis points over the prior period due to operational efficiencies and improved mix due to the divestiture. Selling, general and administrative expense decreased primarily due to reduction of strategic transaction costs and EU MDR spending. Operating loss decreased due to the aforementioned Selling, general and administrative expense decrease and higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved sales mix.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(Dollars in millions)
Net sales	$247.4	$155.0	$504.7	$310.4
Gross profit	$142.7	$106.1	$309.3	$214.2
Gross profit margin	57.7%	68.5%	61.3%	69.0%
Selling, general and administrative expenses	$154.4	$95.5	$304.6	$190.5
Research and development expense	$14.2	$10.0	$28.8	$19.7
Amortization of acquired intangibles	$18.0	$8.9	$35.7	$17.6
Restructuring and other charges	$2.8	$1.8	$8.0	$3.3

Operating loss (GAAP)	$(46.8)	$(10.1)	$(67.8)	$(16.9)
Operating loss margin (GAAP)	(18.9)%	(6.5)%	(13.4)%	(5.4)%
Adjusted EBITDA (non-GAAP)	$49.1	$26.4	$104.4	$57.1
Adjusted EBITDA margin (non-GAAP)	19.8%	17.0%	20.7%	18.4%

Three Months Ended June 28, 2024 Compared to Prior Year

Net sales increased by $92.4 million, or 59.6%, in the three months ended June 28, 2024, of which $90.1 million was attributable to the Lima and Novastep acquisitions. Recon sales were negatively impacted by a $2.2 million decrease from the discontinuance of certain non-core product lines. Comparable sales growth for Recon was driven by approximately 7.1% increases in volume and market share gains, offset by unfavorable foreign currency translation of 0.5%. Gross profit increased over the same period, primarily due to higher net sales due to the Lima Acquisition, improved operating cost leverage, offset by an increase of $23.9 million in inventory fair value step-up amortization charges. Gross profit margin decreased primarily due to increased inventory fair value step-up amortization charges and product mix. Selling, general and administrative expense increased by $58.9 million over the same period primarily due to increased Strategic transactions costs associated with Lima integration activities, increased commissions driven by higher sales, a general and administrative expense increase due to the Lima Acquisition, and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to the Lima Acquisition and increased spending within other recently acquired businesses in our Recon segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss increased, primarily due to a $17.1 million increase in strategic transaction costs including the deal costs for the Lima Acquisition and integration costs, and an increase in amortization of acquired intangibles and inventory fair value step-up amortization charges, offset by the aforementioned factors driving growth. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.

Six Months Ended June 28, 2024 Compared to Prior Year

Net sales increased by $194.2 million, or 62.6%, of which $183.7 million was attributable to the Lima and the Novastep acquisitions. Recon sales were negatively impacted by a $4.6 million decrease from the discontinuance of certain non-core product lines. Comparable sales growth for Recon was driven by approximately 7.0% increases in volume and market share gains and favorable currency translation of 0.4%. Gross profit increased $95.0 million in the six months ended June 28, 2024 compared to the prior year period, primarily due to higher net sales due to the Lima Acquisition, improved operating leverage, offset by an increase of $28.8 million in inventory fair value step-up amortization charges. The increase in inventory step-up charges led to a decrease in Gross profit margin. Selling, general and administrative expense increased by $114.1 million over the same period primarily due to increased Strategic transactions costs associated with Lima integration activities, increased commissions driven by higher sales, a general and administrative expense increase due to the Lima Acquisition, and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to the Lima Acquisition and increased spending within other recently acquired businesses in our Recon segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss increased, primarily due to a $32.4 million increase in strategic transaction costs including the deal costs for the Lima Acquisition and integration costs, and an increase in amortization of acquired intangibles and inventory fair value step-up amortization charges, offset by the aforementioned factors driving growth. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings, and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring and other non-routine costs, and interest and principal repayments on our debt. We believe we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of June 28, 2024, the remaining stock repurchase authorization provided by our Board of Directors was $100 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Enovis Credit Agreement”) initially consisted of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement. As of June 28, 2024, there was $385 million available on the Revolver.

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

Pursuant to the Amendment, effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Enovis Credit Agreement (including the 2024 Term Loan Facility) became secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Enovis Credit Agreement were adjusted to a new senior secured leverage ratio; (iii) certain changes to the negative covenants became effective (including restrictions on repayments of junior financing and amendments to junior financing documents); and (iv) certain additional changes were implemented (including the removal of the guaranty fallaway provision).

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

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $34.1 million were outstanding as of June 28, 2024.

Cash Flows

As of June 28, 2024, we had $43.4 million of Cash, cash equivalents and restricted cash, a decrease of $1.4 million from the balance as of December 31, 2023 of $44.8 million. The following table summarizes the change in cash, cash equivalents and restricted cash during the periods indicated:

	Six Months Ended
	June 28, 2024	June 30, 2023
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(28.4)	$35.6
Purchases of property, plant and equipment and intangibles	(76.3)	(67.2)
Payments for acquisitions, net of cash received, and investments	(758.2)	(98.7)
Payment for settlement of derivatives	(4.6)	—
Net cash used in investing activities	(839.2)	(166.0)
Net borrowings of debt	878.5	139.0
Other financing	(11.5)	(0.3)
Net cash provided by financing activities	867.0	138.7
Effect of foreign exchange rates on Cash and cash equivalents	(0.9)	(0.1)
Increase (decrease) in Cash, cash equivalents and restricted cash	$(1.4)	$8.2

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Cash flows from operating activities decreased $64.0 million year-over-year. This decrease includes a higher investment in working capital of $1.5 million, higher strategic transaction costs of $26.5 million, higher restructuring payments of $5.1 million and an increased cash paid for interest of $23.2 million.

Cash flows used in investing activities during the six months ended June 28, 2024 were $839.2 million compared to $166.0 million in the prior year period due to higher investments in the current year driven by the Lima Acquisition for $758.6 million, net of cash received. Cash flows used in investing activities during the six months ended June 30, 2023 included the acquisition of Novastep for $96.9 million, net of cash received.

Cash flows provided by financing activities during the six months ended June 28, 2024 include $878.5 million of net debt borrowings primarily used for the Lima Acquisition, capital expenditures and operations. Cash flows provided by financing activities for the six months ended June 30, 2023 include net debt borrowings of $139.0 million primarily used for the acquisition of Novastep and capital expenditures.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of June 28, 2024 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and six months ended June 28, 2024 would have increased Interest expense for our variable rate-based debt under the Enovis Credit Agreement by approximately $2.2 million and $4.4 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended June 28, 2024, approximately 41% and 42% of our sales, respectively, were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. Dollar and Euro than other currencies. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of June 28, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the six months ended June 28, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K, except as noted below.

On June 3, 2024, Matthew L. Trerotola, the Company’s Chief Executive Officer and Chair of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) covering the sale of up to 182,572 shares of Company common stock upon the exercise of outstanding Company stock option awards, initially granted on February 25, 2019, through February 24, 2026, the expiration date of such awards.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.01.3***	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02****	Amended and Restated Bylaws of Enovis Corporation.

10.1*****	Second Amendment to Enovis Corporation 2020 Omnibus Incentive Plan

21.1	Subsidiaries of the Registrant

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 28, 2024 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

****	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

*****	Incorporated by reference to Exhibit 10.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	Chief Executive Officer and Director
Matthew L. Trerotola	(Principal Executive Officer)	August 7, 2024

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	August 7, 2024

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	August 7, 2024