Form 10-Q
period 2024-09-27
Enovis CORP
filed 2024-11-06
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 1, 2024, there were 55,875,456 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$505,222	$417,524	$1,546,648	$1,252,177
Cost of sales	218,763	174,558	673,410	525,787
Gross profit	286,459	242,966	873,238	726,390
Selling, general and administrative expense	249,854	204,248	769,645	619,294
Research and development expense	20,491	19,901	67,347	57,012
Amortization of acquired intangibles	42,786	33,967	124,653	98,256
Restructuring and other charges	5,065	5,342	22,563	11,782
Operating loss	(31,737)	(20,492)	(110,970)	(59,954)
Interest expense, net	11,066	5,768	48,031	15,496
Other (income) expense, net	(202)	(757)	(9,803)	(665)
Loss from continuing operations before income taxes	(42,601)	(25,503)	(149,198)	(74,785)
Income tax benefit	(9,096)	(6,052)	(25,408)	(17,878)
Net loss from continuing operations	(33,505)	(19,451)	(123,790)	(56,907)
Income from discontinued operations, net of taxes	2,243	16,611	2,175	21,096
Net loss	(31,262)	(2,840)	(121,615)	(35,811)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	259	40	542	414
Net loss attributable to Enovis Corporation	$(31,521)	$(2,880)	$(122,157)	$(36,225)
Net income (loss) per share - basic and diluted
Continuing operations	$(0.61)	$(0.36)	$(2.26)	$(1.05)
Discontinued operations	$0.04	$0.30	$0.04	$0.39
Consolidated operations	$(0.58)	$(0.05)	$(2.23)	$(0.67)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net loss	$(31,262)	$(2,840)	$(121,615)	$(35,811)
Other comprehensive income (loss):
Foreign currency translation	76,664	(18,057)	6,966	3,838
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $(16,763), $1,009, $(11,028) and $(731)	(54,213)	3,159	(36,006)	(2,290)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension net actuarial gain (loss), net of tax expense (benefit) of $(8), $(75), $(22), and (116)	(36)	(339)	(104)	(1,221)
Reclassification of hedging gain (loss), net of tax expense (benefit) of $(162), $—, $(262), and $—	(536)	168	(894)	168
Other comprehensive income (loss)	21,879	(15,069)	(30,038)	495
Comprehensive loss	(9,383)	(17,909)	(151,653)	(35,316)
Less: comprehensive income (loss) attributable to noncontrolling interest	359	(12)	574	394
Comprehensive loss attributable to Enovis Corporation	$(9,742)	$(17,897)	$(152,227)	$(35,710)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	September 27, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,425	$36,191
Trade receivables, less allowance for credit losses of $23,564 and $9,731	400,216	291,483
Inventories, net	609,665	468,832
Prepaid expenses	45,587	28,901
Other current assets	112,172	71,112
Total current assets	1,203,065	896,519
Property, plant and equipment, net	403,250	270,798
Goodwill	2,393,691	2,060,893
Intangible assets, net	1,396,428	1,127,363
Lease asset - right of use	63,387	63,506
Other assets	90,320	90,255
Total assets	$5,550,141	$4,509,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,029	$—
Accounts payable	158,037	132,475
Accrued liabilities	352,156	237,132
Total current liabilities	530,222	369,607
Long-term debt, less current portion	1,325,440	466,164
Non-current lease liability	47,420	48,684
Other liabilities	313,760	204,178
Total liabilities	2,216,842	1,088,633
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 55,866,099 and 54,597,142 shares issued and outstanding as of September 27, 2024 and December 31, 2023, respectively	56	55
Additional paid-in capital	2,964,997	2,900,747
Retained earnings	420,314	542,471
Accumulated other comprehensive loss	(54,951)	(24,881)
Total Enovis Corporation equity	3,330,416	3,418,392
Noncontrolling interest	2,883	2,309
Total equity	3,333,299	3,420,701
Total liabilities and equity	$5,550,141	$4,509,334

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	54,597,142	$55	$2,900,747	$542,471	$(24,881)	$2,309	$3,420,701
Net income (loss)	—	—	—	(71,998)	—	157	(71,841)
Other comprehensive loss, net of tax of $7,752	—	—	—	—	(40,497)	(51)	(40,548)
Payments of tax withholding for stock-based awards	—	—	(4,772)	—	—	—	(4,772)
Common stock-based award activity	243,439	—	7,302	—	—	—	7,302
Balance at March 29, 2024	54,840,581	55	2,903,277	470,473	(65,378)	2,415	3,310,842
Net income (loss)	—	—	—	(18,638)	—	126	(18,512)
Other comprehensive loss, net of tax of $(2,131)	—	—	—	—	(11,352)	(17)	(11,369)
Common stock-based award activity	25,779	—	7,977	—	—	—	7,977
Balance at June 28, 2024	54,866,360	55	2,911,254	451,835	(76,730)	2,524	3,288,938
Net income (loss)	—	—	—	(31,521)		259	(31,262)
Other comprehensive loss, net of tax of $(16,933)	—	—	—	—	21,779	100	21,879
Common stock issued for acquisition	971,343	1	45,574				45,575
Common stock-based award activity	28,396	—	8,169	—	—	—	8,169
Balance at September 27, 2024	55,866,099	56	2,964,997	420,314	(54,951)	2,883	3,333,299

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	54,228,619	$54	$2,925,729	$575,732	$(53,430)	$1,716	$3,449,801
Net income (loss)	—	—	—	(23,350)	—	192	(23,158)
Other comprehensive income, net of tax of $—	—	—	—	—	10,560	24	10,584
Common stock-based award activity	264,535	—	8,044	—	—	—	8,044
Balance at March 31, 2023	54,493,154	54	2,933,773	552,382	(42,870)	1,932	3,445,271
Net income (loss)	—	—	—	(9,995)	—	182	(9,813)
Other comprehensive income, net of tax of $(1,781)	—	—	—	—	4,972	8	4,980
Common stock-based award activity	40,957	1	10,321	—	—	—	10,322
Balance at June 30, 2023	54,534,111	55	2,944,094	542,387	(37,898)	2,122	3,450,760
Net income (loss)	—	—	—	(2,880)	—	40	(2,840)
Other comprehensive income, net of tax of $934	—	—	—	—	(15,017)	(52)	(15,069)
Common stock-based award activity	30,886	—	8,881	—	—	—	8,881
Balance at September 29, 2023	54,564,997	$55	$2,952,975	$539,507	$(52,915)	$2,110	$3,441,732

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net loss	$(121,615)	$(35,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	210,394	160,493
Impairment of assets	5,555	—
Stock-based compensation expense	21,928	25,758
Non-cash interest expense	3,539	2,117
Fair value gain on contingent acquisition shares	(19,922)	—
Loss on currency hedges	11,123	—
Deferred income tax benefit	(29,472)	(20,612)
Loss on sale of property, plant and equipment	(2,116)	(14,832)
Changes in operating assets and liabilities:
Trade receivables, net	(29,187)	(6,527)
Inventories, net	(2,844)	(29,917)
Accounts payable	(11,503)	(12,379)
Other operating assets and liabilities	(10,706)	(1,717)
Net cash provided by operating activities	25,174	66,573
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(127,522)	(94,279)
Proceeds from sale of property, plant and equipment	—	42,571
Payments for acquisitions, net of cash received, and investments	(765,422)	(131,387)
Payment for settlement of derivatives	(4,645)	—
Net cash used in investing activities	(897,589)	(183,095)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	400,000	—
Repayments of borrowings under term credit facility	(15,000)	(219,468)
Proceeds from borrowings on revolving credit facilities and other	940,000	400,000
Repayments of borrowings on revolving credit facilities and other	(447,005)	(47,345)
Payment of debt issuance costs	(703)	(8,000)
Payments of tax withholding for stock-based awards	(4,772)	—
Proceeds from issuance of common stock, net	1,555	1,489
Deferred consideration payments and other	(7,174)	(1,668)
Net cash provided by financing activities	866,901	125,008
Effect of foreign exchange rates on Cash and cash equivalents	480	(652)
Increase (decrease) in Cash, cash equivalents and restricted cash	(5,034)	7,834
Cash, cash equivalents and restricted cash, beginning of period	44,832	24,295
Cash, cash equivalents and restricted cash, end of period	$39,798	$32,129

Supplemental disclosures - Non-cash investing activities:
Fair value of contingently issuable shares in business acquisition	$107,877	$—

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

During the three months ended September 27, 2024, due to a decrease in the share price of our common stock and market capitalization, the Company identified a possible impairment indicator as of September 27, 2024 and determined it was appropriate to perform interim quantitative assessments of Goodwill for the Reconstructive and Prevention & Recovery reporting units. Based on these assessments, no impairment was identified.

2. Recently Issued Accounting Pronouncements

The Company has not adopted any new accounting standards during the nine months ended September 27, 2024. There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Acquisitions and Investments

Lima Acquisition in 2024

On January 3, 2024, the Company acquired LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company, at an enterprise value of €800 million (the “Lima Acquisition”), consisting of (i) approximately €700 million in cash consideration, which includes the repayment at closing of certain indebtedness of Lima and (ii) 1,942,686 shares of common stock of Enovis, par value $0.001 per share (the “Contingent Acquisition Shares”), based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares are issuable in two equal tranches within six and twelve months of the acquisition date upon non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024. The Company currently expects the second tranche of Contingent Acquisition Shares to be issued in the first quarter of 2025. The cash paid for acquisition was $757.7 million, net of acquired cash. The fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, recorded in Accrued liabilities, is adjusted to fair value each reporting period with the adjustment reflected in Other income (expense), net in the Condensed Consolidated Statement of Operations.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Lima operates in the reconstructive space of patient care, providing tailored hardware and digital innovation to advance a global standard of care and positive patient outcomes. Lima has approximately 1,000 employees across more than 15 locations around the world. The Lima Acquisition extends the Company’s current footprint to emerging and growing markets, expands its product lines, and strengthens its global innovation platform. The value included as Goodwill for the Lima acquisition is reflective of these expected benefits in conjunction with anticipated synergies as the Company uses its integration experience effectively to drive further operating improvement, margin expansion, and long-term growth. Enovis uses its experience and EGX business management system, a comprehensive set of tools and repeatable, teachable processes, to integrate acquisitions and create superior value for its customers, shareholders and associates.

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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Net Sales	$505,222	$483,001	$1,546,648	$1,469,691
Net loss from continuing operations attributable to Enovis	(23,094)	(47,741)	(110,519)	(147,926)

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

January 3, 2024
(In thousands)
Trade receivables	$79,710
Inventories	133,547
Property, plant and equipment	123,093
Goodwill	326,158
Intangible assets	363,000
Accounts payable	(36,871)
Accrued liabilities	(51,642)
Other assets and liabilities, net	(71,411)
Total fair value of consideration, net of acquired cash	865,584
Less: fair value of Contingent Acquisition Shares	(107,877)
Acquisition consideration paid, net of acquired cash	$757,707

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following summarizes the preliminary values of the Intangible assets acquired, excluding Goodwill, as of September 27, 2024:

	Intangible Asset	Weighted Average Amortization Period
		(Years)
Trademarks	$50,000	20
Customer Relationships	148,000	15
Acquired technology	165,000	15
Total Intangible Assets	$363,000

During the three and nine months ended September 27, 2024, the Company’s Condensed Consolidated Statements of Operations included $68.4 million and $237.6 million, of net sales and $4.0 million and $15.9 million of net loss, respectively, associated with the acquired Lima legal entities.

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

On October 5, 2023, the Company acquired a 100% interest in Precision AI Pty Ltd (“Precision AI”), a developer of surgical planning software. The transaction was accounted for as an asset acquisition. The acquisition complements the Company’s current product offerings in its Recon segment with advanced planning software for shoulder surgery and opportunity to expand to additional anatomies. On the acquisition date, the Company paid $17.6 million, net of cash received and agreed to make contingent payments of approximately $12.0 million upon the successful completion of three milestones. The milestones are based on FDA approvals and user validation testing of the software.

In December 2023, the first milestone was achieved and the Company paid $4.2 million to the seller. In August 2024, the second milestone was achieved and the Company paid $4.2 million to the seller. The third milestone completion date was extended into the first quarter of 2025. As of September 27, 2024, the total intangible asset recorded for this acquisition is $33.5 million. The remaining contingent amount is held in escrow by Enovis as restricted cash and presented in Other current assets in the Condensed Consolidated Balance Sheet. The Company has control over these funds and is required to authorize the transfer upon completion of the milestones. The potential additional contingent payments are not recorded until the milestones are achieved. The Condensed Consolidated Financial Statements include the assets acquired and results of operations from the acquisition date.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Restricted cash is recorded as a component of Other current assets on the Condensed Consolidated Balance Sheets. The balance in restricted cash as of

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 27, 2024 and December 31, 2023 is related to the acquisition of Precision AI which closed in the fourth quarter of 2023 and will be released to the seller within one year of the acquisition date upon completion of certain milestones.

The following table summarizes the Company’s cash, cash equivalents and restricted cash:

	September 27, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$35,425	$36,191
Restricted cash	4,373	8,641
Total cash and cash equivalents and restricted cash	$39,798	$44,832

Investments

As of September 27, 2024, the balance of investments held by the Company without readily determinable fair values was $20.4 million. The majority of these investments are carried at cost less impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$123,021	$118,384	$345,132	$337,722
U.S. Other P&R	66,196	68,217	200,496	198,293
International P&R	85,027	83,686	265,383	258,487
Total Prevention & Recovery	274,244	270,287	811,011	794,502
Reconstructive:
U.S. Recon	120,811	99,720	366,608	309,358
International Recon	110,167	47,517	369,029	148,317
Total Reconstructive	230,978	147,237	735,637	457,675
Total	$505,222	$417,524	$1,546,648	$1,252,177

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 27, 2024
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions, net	Other Activity, net (1)	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$9,731	$7,228	$(1,997)	$8,569	$33	$23,564
(1) Represents fair value adjustments related to acquisitions

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(33,764)	$(19,491)	$(124,332)	$(57,321)
Weighted-average shares of Common stock outstanding – basic	55,665,527	54,549,369	55,072,194	54,462,319
Net income (loss) per share from continuing operations – basic	$(0.61)	$(0.36)	$(2.26)	$(1.05)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(33,764)	$(19,491)	$(124,332)	$(57,321)
Weighted-average shares of Common stock outstanding – basic	55,665,527	54,549,369	55,072,194	54,462,319
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—	—
Weighted-average shares of Common stock outstanding – diluted	55,665,527	54,549,369	55,072,194	54,462,319
Net income (loss) per share from continuing operations – diluted	$(0.61)	$(0.36)	$(2.26)	$(1.05)
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

The following weighted average computations of potentially dilutive shares of Common stock from stock-based compensation awards were excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Weighted average computation of potentially dilutive shares of Common stock excluded from diluted computation, as inclusion would be anti-dilutive	1,720,628	1,073,464	1,311,385	1,127,227

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares in two equal tranches within six and twelve months from the completion of the Lima Acquisition upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024. The Company currently expects the second tranche of Contingent Acquisition Shares to be issued in the first quarter of 2025. The Contingent Acquisition Shares are only to be included in the weighted-average calculation of basic shares when there are no circumstances the shares would not be issued. The Contingent Acquisition Shares are only to be included in the weighted-average calculation of diluted shares when the conditions are satisfied. As such, the shares associated with the second tranche have been excluded from the calculation of basic and diluted weighted-average shares, respectively.

6. Income Taxes

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Loss from continuing operations before income taxes	$(42,601)	$(25,503)	$(149,198)	$(74,785)
Income tax benefit	$(9,096)	$(6,052)	$(25,408)	$(17,878)
Effective tax rate:	21.4%	23.7%	17.0%	23.9%

The effective tax rate for the three months ended September 27, 2024 was higher than the 2024 federal statutory rate of 21%, primarily due to tax credits for research and development, non-U.S. income taxed at lower rates, non-taxable fair value gain on the Contingent Acquisition Shares, and release of uncertain tax positions. This was partially offset by an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations.

The effective tax rate for the nine months ended September 27, 2024 was lower than the 2024 federal statutory rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development, non-U.S. income taxed at lower rates, and non-taxable fair value gain on the Contingent Acquisition Shares.

The effective tax rate for the three and nine months ended September 29, 2023 was higher than the 2023 U.S. federal statutory rate of 21%, primarily due to non-U.S. income being taxed at lower rates, the release of a valuation allowance on non-U.S. attributes, tax credits for research and development, and release of uncertain tax positions. This was partially offset by other non-deductible expenses and the U.S. taxation on international operations.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of September 27, 2024, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 27, 2024 and September 29, 2023. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2024	$5,008	$(2,016)	$(27,873)	$(24,881)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	3	6,931	—	6,934
Loss on hedge activity	—	—	(36,006)	(36,006)
Other comprehensive income (loss) before reclassifications	3	6,931	(36,006)	(29,072)
Amounts reclassified from Accumulated other comprehensive income (loss)	(104)	—	(894)	(998)
Net Other comprehensive income (loss)	(101)	6,931	(36,900)	(30,070)
Balance at September 27, 2024	$4,907	$4,915	$(64,773)	$(54,951)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2023	$12,207	$(65,637)	$—	$(53,430)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	108	3,750	—	3,858
Loss on hedge activity	—	—	(2,290)	(2,290)
Other comprehensive income (loss) before reclassifications	108	3,750	(2,290)	1,568
Amounts reclassified from Accumulated other comprehensive income (loss)	(1,221)	—	168	(1,053)
Net Other comprehensive income (loss)	(1,113)	3,750	(2,122)	515
Balance at September 29, 2023	$11,094	$(61,887)	$(2,122)	$(52,915)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Inventories, Net

Inventories, net consisted of the following:

	September 27, 2024	December 31, 2023
	(In thousands)
Raw materials	$94,995	$88,129
Work in process	48,533	39,310
Finished goods	536,327	406,931
	679,855	534,370
Less: Allowance for excess, slow-moving and obsolete inventory	(70,190)	(65,538)
	$609,665	$468,832

9. Debt

Long-term debt consisted of the following:

	September 27, 2024	December 31, 2023
	(In thousands)
Term loan	$382,037	$—
Senior unsecured convertible notes	448,306	446,164
Revolving credit facilities and other	515,126	20,000
Total debt	1,345,469	466,164
Less: current portion	(20,029)	—
Long-term debt	$1,325,440	$466,164

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

The Enovis Credit Agreement, as amended, contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of September 27, 2024, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of September 27, 2024, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 7.16% excluding accretion of deferred financing fees, and there was $385 million available on the Revolver.

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

On October 24, 2023, the Company issued $460 million aggregate principal amount of senior unsecured convertible notes in a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the nine months ended September 27, 2024, the interest expense on the 2028 Notes was $15.1 million, including $13.2 million based upon the coupon rate and $1.9 million from accretion of the discount.

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

In addition, holders may convert their 2028 Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after April 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. The conversion rate is 17.1474 shares of common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $58.32 per share of common stock), subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 2028 Notes. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election, in respect of the remainder. There has been no redemptions or conversions of the 2028 Notes.

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $24.6 million were outstanding as of September 27, 2024.

Deferred Financing Fees

The Company has $2.7 million in deferred financing fees included in Other assets as of September 27, 2024. As of September 27, 2024, the Company has $14.7 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the 2024 Term Loan and the 2028 Notes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	September 27, 2024	December 31, 2023
	(In thousands)
Accrued compensation and related benefits	$87,257	$70,979
Contingent consideration - current portion	50,601	5,972
Accrued third-party commissions	34,338	28,539
Lease liability - current portion	21,547	21,568
Derivative liability - current portion	21,150	278
Accrued taxes	18,455	14,384
Accrued rebates	18,936	14,464
Accrued professional fees	9,602	13,037
Accrued interest	8,859	3,765
Accrued freight	6,817	3,909
Customer advances and billings in excess of costs incurred	5,869	2,953
Accrued royalties	5,828	6,944
Warranty liability	2,657	2,959
Accrued restructuring liability	2,293	2,276
Other	57,947	45,105
	$352,156	$237,132

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended September 27, 2024
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,195	$9,831	$(9,791)	$51	$2,286
Facility closure costs and other(2)	81	7,177	(7,251)	—	7
Total	$2,276	17,008	$(17,042)	$51	$2,293
Non-cash charges(2)		5,555
Total Provisions(3)		$22,563
(1) Includes severance and other termination benefits, including outplacement services, primarily related to employees in the Recon segment following the Lima Acquisition.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of P&R office sites, shared service centers, and our manufacturing sites in Tunisia and Tijuana.
(3) For the nine months ended September 27, 2024, $12.5 million and $10.1 million of the Company’s total provisions were related to the P&R and Recon segments, respectively. The non-cash charges was an impairment of assets associated with divesting a minor product line in P&R.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s term loan and revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the 2024 Term Loan, and the Revolver, was $1.4 billion and $573.2 million as of September 27, 2024 and December 31, 2023, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of September 27, 2024, the Company held $21.3 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the nine months ended September 27, 2024, the Company recorded a net $4.7 million reduction in contingent consideration primarily due to $6.3 million in settlements of revenue-based contingent consideration arrangements.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $7.5 million. There is one contingent consideration arrangement remaining that has no limit and is based on a percentage of sales in excess of a benchmark over a five-year period through 2027.

Additionally, in conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares are expected to be issued in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The initial fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, recorded in Accrued liabilities, is adjusted to fair value each reporting period with the adjustments reflected in Other income (expense), net in the Condensed Consolidated Statement of Operations. The adjustments were a loss of $0.1 million and a gain of $19.9 million for the three and nine months ended September 27, 2024, respectively. The fair value of the Contingent Acquisition Shares liability is Level One in the fair value hierarchy as it is determined using the quoted market prices. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024. The Company currently expects the second tranche of Contingent Acquisition Shares to be issued in the first quarter of 2025.

There were no transfers in or out of Level One, Two or Three during the nine months ended September 27, 2024.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level One	$—	$107,877	$(19,922)	$—	$(45,576)	$—	$42,379
Contingent Consideration - Level Three	26,025	1,414	—	—	(6,281)	149	21,307
Total Contingent Consideration	$26,025	$109,291	$(19,922)	$—	$(51,857)	$149	$63,686

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of September 27, 2024 and December 31, 2023 the fair value of these plans were $17.0 million and $14.4 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

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

At September 27, 2024, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $210.0 million and a U.S. Dollar aggregate notional amount of $12.0 million. During the three and nine months ended September 27, 2024, the Company recognized a realized loss of $0.1 million and a realized gain of $0.4 million, respectively on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. At September 29, 2023, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $1.05 billion and a U.S. Dollar aggregate notional amount of $59.9 million. During the three and nine months ended September 29, 2023, the Company recognized a realized gain of $0.2 million on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges.

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

On April 8, 2024, April 12, 2024, and July 2, 2024, the Company entered into additional cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣1.22 billion and a U.S. Dollar aggregate notional amount of $1.35 billion as of September 27, 2024.

Cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency fixed-rate payments over the life of the agreement. For derivatives designated as net

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

investment hedges, the gain or loss on the derivative is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive loss and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. Amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

During the three and nine months ended September 27, 2024, the Company received interest income on its cross-currency swap derivatives of $11.7 million and $19.9 million which is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three and nine months ended September 27, 2024 and September 29, 2023:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Gain (loss) on cross-currency swaps	$(71,329)	$5,991	$(45,904)	$(1,199)
Gain (loss) on forward currency contracts	(343)	(1,654)	(2,285)	(1,654)
	$(71,672)	$4,337	$(48,189)	$(2,853)

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 27, 2024 and December 31, 2023:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	September 27, 2024	December 31, 2023
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$—	$432
Cross-currency swaps	Other current assets	33,617	10,061
		33,617	10,493
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	—	24,311
Total Derivative Assets		$33,617	$34,804

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$1,356	$278
Cross-currency swaps	Accrued liabilities	19,794	—
Cross-currency swaps	Other long-term liabilities	91,633	46,953
Total Derivative Liabilities		$112,783	$47,231

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Net Sales:
Prevention & Recovery	$274,244	$270,287	$811,011	$794,502
Reconstructive	230,978	147,237	735,637	457,675
	$505,222	$417,524	$1,546,648	$1,252,177
Segment Adjusted EBITDA (1):
Prevention & Recovery	$42,776	$44,102	$111,840	$109,123
Reconstructive	47,427	21,284	151,811	78,357
	$90,203	$65,386	$263,651	$187,480
(1) The following is a reconciliation of Income (loss) from continuing operations before income taxes to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Loss from continuing operations before income taxes (GAAP)	$(42,601)	$(25,503)	$(149,198)	$(74,785)
Restructuring and other costs (1)	7,786	5,341	25,284	12,083
MDR and other costs (2)	5,297	6,228	14,757	23,021
Strategic transaction costs (3)	21,428	10,482	64,958	27,547
Stock-based compensation	7,827	8,366	21,868	24,142
Depreciation and other amortization	28,440	21,492	85,740	62,237
Amortization of acquired intangibles	42,786	33,967	124,653	98,256
Inventory step-up	8,376	2	37,361	148
Interest expense, net	11,066	5,768	48,031	15,496
Other (income) expense, net (4)	(202)	(757)	(9,803)	(665)
Adjusted EBITDA (non-GAAP)	$90,203	$65,386	$263,651	$187,480

(1) Restructuring and other charges includes $2.7 million and $2.7 million, of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2024, respectively. Restructuring and other charges includes $— million and $0.3 million, of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2023, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2024 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024.

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

•any impairment in the value of our intangible assets or goodwill, because of a sustained decline in, including but not limited to, operating performance at one or more our business units or the market price of our common stock;

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

Items Affecting Comparability of Reported Results and Other Recent Developments

The comparability of our operating results for the three and nine months ended September 27, 2024 to the prior periods in 2023 is affected by the following significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results.

On January 3, 2024, the Company acquired Lima, a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware for total fair value consideration of $865.6 million, net of acquired cash. The fair value total consideration includes 1,942,686 contingently issuable shares of Enovis common stock, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023 (the “Contingent Acquisition Shares”), which issuance is dependent on the non-occurrence of certain future events and is expected to be settled within one year of the acquisition closing. The Contingent Acquisition Shares are issuable in two equal tranches. The first tranche of 971,343 Contingent Acquisition Shares was issued to the sellers on July 16, 2024. We currently expect the second tranche of Contingent Acquisition Shares to be issued in the first quarter of 2025. This acquisition expands and complements our current product offerings internationally within our Recon segment.

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

Foreign Currency Fluctuations

During the three and nine months ended September 27, 2024, approximately 39% and 41% of our sales, respectively, were derived from operations outside the United States, the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. Dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended September 27, 2024 compared to the three months ended September 29, 2023, fluctuations in foreign currencies increased Net sales by 0.4%, increased Gross profit by approximately 0.8%, and increased operating expense by approximately 0.2%. For the nine months ended September 27, 2024 compared to the nine months ended September 29, 2023, fluctuations in foreign currencies increased Net sales by 0.2%, had an immaterial impact on Gross profit, and increased operating expenses by approximately 0.2%.

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

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP or prepared in accordance with Regulation S-X. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net income (loss) from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three and nine months ended September 27, 2024 and September 29, 2023, respectively.

	Three Months Ended
	September 27, 2024			September 29, 2023
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP) (1)			$(33.5)			$(19.5)
Income tax expense (benefit)			(9.1)			(6.1)
Other (income) expense, net			(0.2)			(0.8)
Interest expense, net			11.1			5.8
Operating income (loss) (GAAP)	$2.4	$(34.1)	(31.7)	$0.8	$(21.2)	(20.5)
Operating income (loss) margin	0.9%	(14.8)%	(6.3)%	0.3%	(14.4)%	(4.9)%
Adjusted to add (deduct):
Restructuring and other charges (2)(3)	3.3	4.5	7.8	2.9	2.5	5.3
MDR and other costs (3)	2.7	2.6	5.3	3.4	2.8	6.2
Strategic transaction costs (3)	1.7	19.7	21.4	2.6	7.9	10.5
Stock-based compensation (3)	4.8	3.1	7.8	5.4	3.0	8.4
Depreciation and other amortization	4.5	23.9	28.4	5.5	15.9	21.5
Amortization of acquired intangibles	23.3	19.5	42.8	23.5	10.5	34.0
Inventory step-up	—	8.4	8.4	—	—	—
Adjusted EBITDA (non-GAAP)	$42.8	$47.4	$90.2	$44.1	$21.3	$65.4
Adjusted EBITDA margin (non-GAAP)	15.6%	20.5%	17.9%	16.3%	14.5%	15.7%
(1) Non-operating components of Net income (loss) from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $2.7 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended September 27, 2024, and there were no similar charges for the three months ended September 29, 2023.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

	Nine Months Ended
	September 27, 2024			September 29, 2023
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Income (loss) from continuing operations (GAAP) (1)			$(123.8)			$(56.9)
Income tax expense (benefit)			(25.4)			(17.9)
Other (income) expense, net			(9.8)			(0.7)
Interest expense, net			48.0			15.5
Operating income (loss) (GAAP)	$(9.0)	$(102.0)	(111.0)	$(21.8)	$(38.1)	(60.0)
Operating income (loss) margin	(1.1)%	(13.9)%	(7.2)%	(2.7)%	(8.3)%	(4.8)%
Adjusted to add (deduct):
Restructuring and other charges (2)(3)	12.9	12.4	25.3	6.2	5.9	12.1
MDR and other costs (3)	7.8	6.9	14.8	11.6	11.4	23.0
Strategic transaction costs (3)	3.7	61.3	65.0	10.6	16.9	27.5
Stock-based compensation (3)	13.3	8.5	21.8	15.3	8.8	24.1
Depreciation and other amortization	13.6	72.1	85.7	17.0	45.2	62.2
Amortization of acquired intangibles	69.5	55.2	124.7	70.2	28.1	98.3
Inventory step-up	—	37.4	37.4	—	0.1	0.1
Adjusted EBITDA (non-GAAP)	$111.8	$151.8	$263.7	$109.1	$78.4	$187.5
Adjusted EBITDA margin (non-GAAP)	13.8%	20.6%	17.0%	13.7%	17.1%	15.0%
(1) Non-operating components of Net income (loss) from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $2.7 million and $0.3 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 27, 2024 and 2023.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

Total Company

Sales

The following table summarizes our sales for the three and nine months ended September 27, 2024, respectively.

	Three Months Ended			Nine Months Ended
	September 27, 2024	September 29, 2023	Growth Rate	September 27, 2024	September 29, 2023	Growth Rate
	GAAP			GAAP
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$123.0	$118.4	3.9%	$345.1	$337.7	2.2%
U.S. Other P&R	66.2	68.2	(3.0)%	200.5	198.3	1.1%
International P&R	85.0	83.7	1.6%	265.4	258.5	2.7%
Total Prevention & Recovery	274.2	270.3	1.5%	811.0	794.5	2.1%

Reconstructive:
U.S. Reconstructive	120.8	99.7	21.2%	366.6	309.4	18.5%
International Reconstructive	110.2	47.5	131.8%	369.0	148.3	148.8%
Total Reconstructive	231.0	147.2	56.9%	735.6	457.7	60.7%

Total	$505.2	$417.5	21.0%	$1,546.6	$1,252.2	23.5%

The following table summarizes sales on a Comparable Sales and Comparable Sales Growth rate basis for the periods presented.

	Three Months Ended			Nine Months Ended
	September 27, 2024	September 29, 2023	Growth Rate	September 27, 2024	September 29, 2023	Growth Rate
	Comparable Sales(1)			Comparable Sales(1)
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$123.0	$118.4	3.9%	$345.1	$337.7	2.2%
U.S. Other P&R	66.2	66.1	0.2%	197.8	191.3	3.4%
International P&R	85.0	82.2	3.5%	263.8	254.3	3.7%
Total Prevention & Recovery	274.2	266.6	2.9%	806.7	783.3	3.0%

Reconstructive:
U.S. Reconstructive	120.8	110.9	8.9%	366.6	350.5	4.6%
International Reconstructive	110.2	100.6	9.5%	368.6	330.5	11.5%
Total Reconstructive	231.0	211.5	9.2%	735.2	681.0	8.0%

Total	$505.2	$478.1	5.7%	$1,541.8	$1,464.3	5.3%
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

Net sales for the three months ended September 27, 2024 increased from the prior year by $87.7 million, or 21.0% primarily attributable to an increase in sales from the Lima Acquisition and growth in existing businesses. Recon sales increased by $83.8 million, or 56.9%, of which $68.4 million was attributable to the Lima acquisition. Recon sales were negatively impacted by a $1.2 million decrease from the discontinuance of certain non-core product lines. P&R increased by

$4.0 million, or 1.5%, which was negatively impacted by a $3.7 million decrease in sales from divesting a minor product line. For the three months ended September 29, 2023, U.S. GAAP basis net sales were $417.5 million. The Comparable Sales were $478.1 million for the same period. In 2023, Lima have contributed $65.5 million to Comparable Sales, offset by the impact of the divestiture and discontinuance of certain non-core product lines of $4.9 million. Comparable Sales Growth for Recon was driven by approximately 8.6% increases in volume and market share gains and favorable foreign currency translation of 0.6%. Comparable Sales Growth for P&R was driven by approximately 2.6% organic growth in volumes and favorable foreign currency translation of 0.3%. The weakening of the U.S. Dollar relative to other currencies resulted in $2.1 million, or 0.4%, of favorable foreign currency translation impacts on total net sales for the three months ended September 27, 2024 from the prior year period.

Net sales for the nine months ended September 27, 2024 increased from the prior year by $294.5 million, or 23.5% primarily attributable to an increase in sales from the Lima Acquisition and to a lesser extent the Novastep acquisition and growth in existing businesses. Recon sales increased by $278.0 million, or 60.7%, of which $252.0 million was attributable to the Lima and the Novastep acquisitions. Recon sales were negatively impacted by a $5.9 million decrease from the discontinuance of certain non-core product lines. P&R sales increased by $16.5 million, or 2.1%, which was negatively impacted by a $6.9 million decrease from divesting a minor product line. For the nine months ended September 27, 2024, U.S. GAAP basis net sales were $1,546.6 million. The Comparable Sales were $1,541.8 million for the same period. For the nine months ended September 27, 2024, the sales attributable to the non-core product lines, which were divested or discontinued, were $4.8 million. For the nine months ended September 29, 2023, U.S. GAAP basis net sales were $1,252.2 million. The Comparable Sales were $1,464.3 million for the same period. In 2023, Lima and Novastep would have contributed $229.6 million to Comparable Sales, offset by the impact of the divestiture and discontinuance of certain non-core product lines of $17.6 million. Comparable Sales Growth for Recon was driven by approximately 7.5% increases in volume and market share gains and favorable foreign currency translation of 0.5%. Comparable Sales Growth for P&R was driven by approximately 2.9% organic growth in volumes and favorable foreign currency translation of 0.1%. The weakening of the U.S. Dollar relative to other currencies resulted in $3.5 million, or 0.2%, of favorable foreign currency translation impacts on total net sales for the nine months ended September 27, 2024 from the prior year period.

Operating Results
The following table summarizes our results of continuing operations for the current year and prior year periods.

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(Dollars in millions)
Gross profit	$286.5	$243.0	$873.2	$726.4
Gross profit margin	56.7%	58.2%	56.5%	58.0%
Selling, general and administrative expense	$249.9	$204.2	$769.6	$619.3
Research and development expense	$20.5	$19.9	$67.3	$57.0
Operating loss	$(31.7)	$(20.5)	$(111.0)	$(60.0)
Operating loss margin	(6.3)%	(4.9)%	(7.2)%	(4.8)%
Net loss from continuing operations	$(33.5)	$(19.5)	$(123.8)	$(56.9)
Net loss from continuing operations margin (GAAP)	(6.6)%	(4.7)%	(8.0)%	(4.5)%
Adjusted EBITDA (non-GAAP)	$90.2	$65.4	$263.7	$187.5
Adjusted EBITDA margin (non-GAAP)	17.9%	15.7%	17.0%	15.0%
Items excluded from Adjusted EBITDA:
Restructuring and other charges (1)	$7.8	$5.3	$25.3	$12.1
MDR and other costs	$5.3	$6.2	$14.8	$23.0
Strategic transaction costs	$21.4	$10.5	$65.0	$27.5
Stock-based compensation	$7.8	$8.4	$21.8	$24.1
Depreciation and other amortization	$28.4	$21.5	$85.7	$62.2
Amortization of acquired intangibles	$42.8	$34.0	$124.7	$98.3
Inventory step-up	$8.4	$—	$37.4	$0.1
Interest expense, net	$11.1	$5.8	$48.0	$15.5
Other expense (income) net	$(0.2)	$(0.8)	$(9.8)	$(0.7)
Income tax benefit	$(9.1)	$(6.1)	$(25.4)	$(17.9)
(1) Restructuring and other charges includes $2.7 million and $2.7 million of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2024, respectively. Restructuring and other charges includes $— million and $0.3 million, of expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2023, respectively.

Three Months Ended September 27, 2024 Compared to Prior Year

Gross profit increased in the three months ended September 27, 2024 compared with the prior year period due to a $43.8 million increase in our Recon segment, slightly offset by a $0.3 million decrease in our P&R segment. The Gross profit increase was attributable to increased sales from the Lima acquisition, offset by an increase of $8.4 million in inventory fair value step-up amortization charges. Gross profit margin decreased by 1.5% due to the aforementioned increase in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $45.7 million in the three months ended September 27, 2024 compared to the prior year period, primarily due to increased commissions on increased sales and increased selling, general and administrative costs from the Lima Acquisition. Research and development costs increased slightly compared to prior year period as increases due to the Lima Acquisition were offset by phasing of other R&D spending. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to the Lima Acquisition.

Interest expense, net increased in the three months ended September 27, 2024 compared to the prior year period due to an increase in debt to finance the Lima Acquisition.

The effective tax rate for Net loss from continuing operations during the three months ended September 27, 2024 was 21.4%, which was higher than the 2024 U.S. federal statutory tax rate of 21%, primarily due to tax credits for research and development, non-U.S. income taxed at lower rates, non-taxable fair value gain on Contingent Acquisition Shares, and release of uncertain tax positions. This was partially offset by an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations. The effective tax rate for Net loss from continuing operations during the three months ended September 29, 2023 was 23.7%, which was higher than the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income being taxed at lower rates, the release of a valuation allowance on non-U.S. attributes, tax credits for research and development, and release of uncertain tax positions. This was partially offset by other non-deductible expenses and the U.S. taxation on international operations.

Net loss from continuing operations increased in the three months ended September 27, 2024 compared with the prior year period, primarily due to the increase in Gross Profit from the Lima Acquisition, partially offset by a $10.9 million increase in strategic transactions costs from Lima integration activities, a $5.3 million increase in interest expense, net, and $8.8 million increase in amortization of acquired intangibles, and an increase in depreciation and inventory step-up charges. Adjusted EBITDA and Adjusted EBITDA margin increased due to the Lima Acquisition.

Nine Months Ended September 27, 2024 Compared to Prior Year

Gross profit increased in the nine months ended September 27, 2024 compared with the prior year period due to a $138.6 million increase in our Recon segment and a $8.0 million increase in our P&R segment. The Gross profit increase was attributable to increased sales from the Lima, offset by an increase of $37.2 million in inventory fair value step-up amortization charges. Gross profit margin decreased by 1.5% due to the aforementioned increase in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $150.3 million in the nine months ended September 27, 2024 compared to the prior year period, primarily due to increased commissions on increased sales and increased selling, general and administrative costs from the Lima Acquisition. Research and development costs also increased compared to the prior year period, primarily due to the Lima Acquisition and increased spend within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to the Lima Acquisition.

Interest expense, net increased in the nine months ended September 27, 2024 compared to the prior year period due to an increase in debt to finance the Lima Acquisition.

The effective tax rate for Net loss from continuing operations during the nine months ended September 27, 2024 was 17.0%, which was lower than the 2024 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development, non-U.S. income taxed at lower rates, and non-taxable fair value gain on Contingent Acquisition Shares. The effective tax rate for Net income from continuing operations during the nine months ended September 29, 2023 was 23.9%, which was higher than the 2023 U.S. federal statutory tax rate of 21%, primarily due to non-U.S. income being taxed at lower rates, the release of a valuation allowance on non-U.S. attributes, tax credits for research and development, and release of uncertain tax positions. This was partially offset by other non-deductible expenses and the U.S. taxation on international operations.

Net loss from continuing operations increased in the nine months ended September 27, 2024 compared with the prior year period by $66.9 million, primarily due to the $32.5 million increase in interest expense, net, a $50.7 million net increase in strategic transaction and restructuring costs driven by Lima activities, a loss of $11.1 million on the non-designated forward currency contracts for the Lima Acquisition, offset by a $19.9 million mark-to-market gain on the Contingent Acquisition Shares liability. Adjusted EBITDA Adjusted EBITDA margin increased due to the Lima Acquisition.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(Dollars in millions)
Net sales	$274.2	$270.3	$811.0	$794.5
Gross profit	$143.4	$143.7	$420.9	$412.9
Gross profit margin	52.3%	53.2%	51.9%	52.0%
Selling, general and administrative expenses	$105.6	$107.5	$320.9	$332.0
Research and development expense	$9.1	$9.2	$27.1	$26.6
Amortization of acquired intangibles	$23.3	$23.5	$69.5	$70.2
Restructuring and other charges	$3.0	$2.9	$12.5	$6.0

Operating income (loss) (GAAP)	$2.4	$0.8	$(9.0)	$(21.8)
Operating loss margin (GAAP)	0.9%	0.3%	(1.1)%	(2.7)%
Adjusted EBITDA (non-GAAP)	$42.8	$44.1	$111.8	$109.1
Adjusted EBITDA margin (non-GAAP)	15.6%	16.3%	13.8%	13.7%

Three Months Ended September 27, 2024 Compared to Prior Year

Net sales increased $3.9 million, or 1.5%, in the three months ended September 27, 2024 compared with the prior year period, which was negatively impacted by a $3.7 million decrease from divesting a minor product line. Comparable Sales Growth for P&R was driven by approximately 2.6% organic growth in volumes and favorable foreign currency translation of 0.3%. Gross profit decreased $0.3 million and Gross profit margin decreased by 90 basis points primarily due to lower mix of higher margin products sales. Selling, general and administrative expense decreased slightly and decreased as a percentage of net sales due to a reduction of strategic transaction costs and EU MDR spending. Operating income increased by $1.6 million due to the reduction of strategic transaction costs and MDR spending, as well as lower depreciation and amortization. Adjusted EBITDA and Adjusted EBITDA margin decreased due to the aforementioned gross profit decrease.

Nine Months Ended September 27, 2024 Compared to Prior Year

Net sales increased $16.5 million, or 2.1%, compared with the prior year period, which was negatively impacted by a $6.9 million decrease from divesting a minor product line. Comparable Sales Growth for P&R was driven by approximately 2.9% organic growth in volumes and favorable foreign currency translation of 0.1%. Gross profit increased $7.9 million and Gross profit margin decreased by 10 basis points primarily due to lower mix of higher margin products sales. Selling, general and administrative expense decreased primarily due to reduction of strategic transaction costs and EU MDR spending. Operating loss decreased due to the aforementioned Selling, general and administrative expense decrease and higher gross profit, partially offset by charges from divesting a minor product line. Adjusted EBITDA and Adjusted EBITDA margin increased slightly compared with the prior year period.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(Dollars in millions)
Net sales	$231.0	$147.2	$735.6	$457.7
Gross profit	$143.0	$99.2	$452.3	$313.5
Gross profit margin	61.9%	67.4%	61.5%	68.5%
Selling, general and administrative expenses	$144.2	$96.8	$448.8	$287.3
Research and development expense	$11.4	$10.7	$40.2	$30.4
Amortization of acquired intangibles	$19.5	$10.5	$55.2	$28.1
Restructuring and other charges	$2.1	$2.5	$10.1	$5.8

Operating loss (GAAP)	$(34.1)	$(21.2)	$(102.0)	$(38.1)
Operating loss margin (GAAP)	(14.8)%	(14.4)%	(13.9)%	(8.3)%
Adjusted EBITDA (non-GAAP)	$47.4	$21.3	$151.8	$78.4
Adjusted EBITDA margin (non-GAAP)	20.5%	14.5%	20.6%	17.1%

Three Months Ended September 27, 2024 Compared to Prior Year

Net sales increased by $83.8 million, or 56.9%, in the three months ended September 27, 2024, of which $68.4 million was attributable to the Lima acquisition. Recon sales were negatively impacted by a $1.2 million decrease from the discontinuance of certain non-core product lines. Comparable Sales Growth for Recon was driven by approximately 8.6% increases in volume and market share gains and favorable foreign currency translation of 0.6%. Gross profit increased over the same period, primarily due to higher net sales due to the Lima Acquisition, and improved operating cost leverage, offset by an increase of $8.4 million in inventory fair value step-up amortization charges. Gross profit margin decreased primarily due to increased inventory fair value step-up amortization charges and product mix. Selling, general and administrative expense increased by $47.4 million over the same period primarily due to increased Strategic transactions costs associated with Lima integration activities, increased commissions driven by higher sales, a general and administrative expense increase due to the Lima Acquisition, and increases in existing business investments to support growth. Research and development expense increased slightly compared to prior year period as increases due to the Lima Acquisition were offset by phasing of other R&D spending. Operating loss increased, primarily due to a $11.8 million increase in strategic transaction costs including the deal costs for the Lima Acquisition and integration costs, and an increase in amortization of acquired intangibles and inventory fair value step-up amortization charges, offset by the aforementioned factors driving growth. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.
Nine Months Ended September 27, 2024 Compared to Prior Year

Net sales increased by $277.9 million, or 60.7%, of which $252.0 million was attributable to the Lima and the Novastep acquisitions. Recon sales were negatively impacted by a $5.9 million decrease from the discontinuance of certain non-core product lines. Comparable Sales Growth for Recon was driven by approximately 7.5% increases in volume and market share gains and favorable currency translation of 0.5%. Gross profit increased $138.7 million in the nine months ended September 27, 2024 compared to the prior year period, primarily due to higher net sales due to the Lima Acquisition, and improved operating leverage, offset by an increase of $37.2 million in inventory fair value step-up amortization charges. The increase in inventory step-up charges led to a decrease in Gross profit margin. Selling, general and administrative expense increased by $161.5 million over the same period primarily due to increased Strategic transactions costs associated with Lima integration activities, increased commissions driven by higher sales, a general and administrative expense increase due to the Lima Acquisition, and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to the Lima Acquisition and increased spending within other recently acquired businesses in our Recon segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss increased, primarily due to a $44.4 million increase in strategic transaction costs including the deal costs for the Lima Acquisition and integration costs, and an increase in amortization of acquired intangibles and inventory fair value step-up amortization charges, offset by the aforementioned factors driving growth. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.

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

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of September 27, 2024, the remaining stock repurchase authorization provided by our Board of Directors was $100 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Enovis Credit Agreement”) initially consisted of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Enovis Credit Agreement. As of September 27, 2024, there was $385 million available on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Revolver.

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

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $24.6 million were outstanding as of September 27, 2024.

Cash Flows

As of September 27, 2024, we had $39.8 million of Cash, cash equivalents and restricted cash, a decrease of $5.0 million from the balance as of December 31, 2023 of $44.8 million. The following table summarizes the change in cash, cash equivalents and restricted cash during the periods indicated:

	Nine Months Ended
	September 27, 2024	September 29, 2023
	(Dollars in millions)
Net cash provided by operating activities	$25.2	$66.6
Purchases of property, plant and equipment and intangibles	(127.5)	(94.3)
Payments for acquisitions, net of cash received, and investments	(765.4)	(131.4)
Other investing	(4.7)	42.6
Net cash used in investing activities	(897.6)	(183.1)
Net borrowings of debt	878.0	133.2
Other financing	(11.1)	(8.2)
Net cash provided by financing activities	866.9	125.0
Effect of foreign exchange rates on Cash and cash equivalents	0.5	(0.7)
Increase (decrease) in Cash, cash equivalents and restricted cash	$(5.0)	$7.8

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Cash flows from operating activities decreased $41.4 million year-over-year. This decrease includes higher strategic transaction costs of $37.4 million, higher restructuring payments of $6.3 million, and an increased cash paid for interest of $23.5 million, partly offset by $13.4 million cash from the settlement of the foreign currency forward contracts associated with the Lima Acquisition and lower overall investment in working capital of $9.3 million.

Cash flows used in investing activities during the nine months ended September 27, 2024 were $897.6 million compared to $183.1 million in the prior year period due to the Lima Acquisition purchase price of $757.7 million, net of cash received, and overall higher capital investments in the current year driven by recent acquisitions. Cash flows used in investing activities during the nine months ended September 29, 2023 included the acquisition of Novastep for $96.9 million, net of cash received, offset by proceeds from sale of an asset previously classified as held for sale for $42.6 million.

Cash flows provided by financing activities during the nine months ended September 27, 2024 include $878.0 million of net debt borrowings primarily used for the Lima Acquisition, capital expenditures and operations. Cash flows provided by financing activities for the nine months ended September 29, 2023 include net debt borrowings of $133.2 million primarily used for the acquisition of Novastep and capital expenditures.

Critical Accounting Policies and Estimates

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates, and different assumptions or estimates about the future could have a material impact on our results of operations and financial position. Except as noted below, there have been no significant additions or changes to the methods, estimates and judgments included in “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2023 Form 10-K.

Goodwill and Intangible Assets

We evaluate the recoverability of Goodwill at the reporting unit level annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. As of September 27, 2024, the sum of the fair value of our two reporting units, as calculated by management, implied a premium of approximately 46% above our market capitalization, due to the decrease in the share price of our common stock. We identified the decrease in market capitalization as a possible impairment indicator as of September 27, 2024, and performed interim quantitative assessments of Goodwill for the Reconstructive and Prevention & Recovery reporting units. To conduct the assessments, we measured the fair value of each reporting unit and compared the fair values to the respective carrying values as of September 27, 2024 to determine whether impairment existed. Based on these assessments, no impairment was identified. As of September 27, 2024, the Goodwill of the Reconstructive and Prevention & Recovery reporting units was $1.3 billion and $1.1 billion, respectively.

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We measured the estimated fair value of the reporting units based on equally weighing a discounted cash flow approach and a market valuation approach. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include the weighted-average cost of capital, revenue growth rates, long-term rates of growth, profitability of our business, tax rates, and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market valuation approach model include identifying appropriate market multiples and assessing Adjusted EBITDA, as defined in the Non-GAAP Measures section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the Reconstructive and Prevention & Recovery reporting units, the estimated fair value exceeded the carrying value by 5% and 5%, respectively. For sensitivity analysis, we estimated the fair value of the Reconstructive and Prevention & Recovery reporting units if we reduced the long-term revenue growth rate by 25 basis points, and the resulting excess fair value over carrying value decreased by 120 and 130 basis points, respectively.

Management believes its assumptions to be reasonable, though such estimates are unpredictable and inherently uncertain. Actual results or future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. If the decline in our market capitalization is sustained or actual results of the business differ from our estimates and projections, there is an increased risk of potential impairment, which could materially affect our financial statements.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of September 27, 2024 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and nine months ended September 27, 2024 would have increased Interest expense for our variable rate-based debt under the Enovis Credit Agreement by approximately $2.3 million and $6.6 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and nine months ended September 27, 2024, approximately 39% and 41% of our sales, respectively, were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. Dollar and Euro than other currencies. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of September 27, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in “Part I. Item 1A. Risk Factors” of our 2023 Form 10-K and the other information set forth in this Form 10-Q, and the additional information in the other reports we file with the SEC before making an investment decision. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Except as set forth below, there have been no material changes in the risk factors set forth in “Part I. Item 1A. Risk Factors” in our 2023 Form 10-K.

The risk factor in our 2023 Form 10-K entitled “Any impairment in the value of our intangible assets, including Goodwill, would negatively impact our operating results and total capitalization” is replaced in its entirety by the following:

Any impairment in the value of our intangible assets, including Goodwill, would negatively affect our operating results and total capitalization.

Our Total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount, in order to determine whether there has been impairment in the value of our Goodwill. For example, we determined it was appropriate to perform an interim quantitative impairment assessment of Goodwill due to the existence of a possible impairment indicator as of September 27, 2024 resulting from a decrease in the share price of our common stock and market capitalization. After conducting this assessment, we did not identify an impairment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2024.

If future operating performance at either of our reporting units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for an acquired business decline, or if there is a sustained decrease in our market capitalization, among other things, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for Goodwill impairment. Any determination requiring the write-off of a significant portion of intangible assets would adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the nine months ended September 27, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.01.3***	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02****	Amended and Restated Bylaws of Enovis Corporation.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

****	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	Chief Executive Officer and Director
Matthew L. Trerotola	(Principal Executive Officer)	November 6, 2024

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	November 6, 2024

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	November 6, 2024