Form 10-K
period 2024-12-31
Enovis CORP
filed 2025-02-26
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of common shares held by non-affiliates of the Registrant on June 28, 2024 was $2.46 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 21, 2025, the number of shares of the Registrant’s common stock outstanding was 56,963,440.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2025 Proxy Statement specifically incorporated herein by reference, the 2025 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Enovis,” “the Company,” “we,” “our,” and “us” refer to Enovis Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the Company’s acquisition (the “Lima Acquisition”) of LimaCorporate S.p.A. (“Lima”); the impact of public health emergencies and global pandemics; disruptions in the global economy caused by escalating geopolitical tensions including in connection with Russia’s invasion of Ukraine; macroeconomic conditions, including the impact of increasing inflationary pressures; changes in government trade policies, including the implementation of tariffs; supply chain disruptions; increasing energy costs and availability concerns, particularly in the European market; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “target,” “aim,” “seek,” “see,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the risks discussed in “Risk Factor Summary” below.

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
•Any impairment in the value of our intangible assets or goodwill, because of a sustained decline in, including but not limited to, operating performance at one or more our business units or the market price of our common stock.
•A material disruption at any of our manufacturing facilities.
•Any failure to maintain and protect our intellectual property rights or challenges to these rights by third parties.
•The effects of contagious diseases, public health emergencies, terrorist activity, man-made or natural disasters and war.
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
•Tariffs and other trade measures.
•Safety issues or recalls of our products.
•Failure to comply with federal and state regulations related to the manufacture of our products.
•Risks associated with improper marketing or promotion of our products.
•Impacts of potential legislative or regulatory reforms on our business, including tariffs.
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
•Risks associated with changes in or non-compliance with non-U.S. laws, regulations and policies.

Risks Relating to the Separation

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

We divested our remaining 10% ownership stake in ESAB on November 18, 2022 by exchanging with a lender under the Company’s Credit Agreement, dated as of April 4, 2022 (the “Credit Agreement”), ESAB common stock for $230.5 million of the $450.0 million term loan outstanding under our Credit Agreement.

During the year ended December 31, 2024, we completed two acquisitions within our Reconstructive segment and one acquisition within our Prevention & Recovery segment. See Note 5 “Acquisitions” for further information.

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

Reconstructive

Our Reconstructive segment is an innovation-driven leader offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and surgical productivity tools.

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

Our Reconstructive segment generates approximately 50% of its revenues in the U.S. and the majority of the remaining balance in Europe. The markets in which our Reconstructive segment competes are highly competitive and fragmented. We believe the principal elements of competition are innovation to create better patient outcomes, product quality, product reliability, brand names, and price. We compete in the Reconstructive segment with large companies that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. Key competitors for our Reconstructive segment include Stryker, Zimmer Biomet, and DePuy Synthes, the medical device business within Johnson & Johnson.

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

International Operations

Our principal market for our Prevention & Recovery and Reconstructive segments outside the U.S. is Europe. For the year ended December 31, 2024, approximately 41% of our Net sales were derived from operations outside the U.S., the majority of which is in Europe with the remaining portion mostly in the Asia-Pacific region.

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

Raw Materials

We obtain raw materials, component parts and supplies from a variety of global sources, generally each from more than one supplier. Our principal raw materials and components for our Prevention & Recovery segment are ethylene-vinyl acetate copolymer form for our bracing and vascular products. Our principal raw materials and components for our Reconstructive segment are cobalt-chromium alloy, stainless steel alloys, titanium alloy and ultra-high molecular weight polyethylene for our surgical implant products. We generally use more than one supplier which helps to mitigate any risk of shortages or delays in the global supply chain. Tariffs may also increase the cost of and impair sourcing flexibility for raw materials, component parts and supplies, and further trade restrictions, retaliatory trade measures, or additional tariffs implemented could result in higher input costs to our products. Refer to the Risk Factor captioned “We are dependent on the availability of raw materials, as well as parts and components used in our products,” for more information on this risk. We believe our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Seasonality

Our sales typically peak in the fourth quarter; however, general economic conditions and other factors may impact future seasonal variations.

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

Regulation of Medical Devices in the EU

In the EU, our products generally are regulated as medical devices. Until May 25, 2021, medical devices were regulated by the Medical Devices Directive (93/42/EEC) (“MDD”) which has been repealed and replaced by Regulation (EU) No 2017/745 (“MDR”). Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law. Most of our current certificates have been granted under the MDD. However, as of May 26, 2021, some of the MDR requirements apply in place of the corresponding requirements of the MDD with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will require all our devices to be certified under the new regime set forth in the MDR. We are actively working towards obtaining MDR-certification with our notified body.

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

Human Capital Management

As of December 31, 2024, we employed approximately 7,367 persons, of whom approximately 2,076 were employed in the United States and approximately 5,291 were employed outside of the United States. None of our associates are covered by collective bargaining agreements with U.S. trade unions. Approximately 21.4% of our associates are represented by foreign trade unions and work councils in Europe, Africa, and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

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

Risks in this section are grouped in the following categories: (1) Risks Related to Our Business and Operations; (2) Risks Related to Government Regulation and Litigation; (3) Risks Related to the Separation and (4) General and Other Risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

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

Further, we are required to assess the effectiveness of the internal control over financial reporting for companies we acquire pursuant to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We may elect the one year scope exception provided by the Exchange Act and the applicable SEC rules and regulations concerning business combinations as we did for the Lima acquisition, but we can not avoid the requirements. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire, and we may identify control deficiencies that require remediation as part of our evaluation and testing of internal controls. Companies we acquire may not have had previous public reporting obligations and therefore may not have instituted or evaluated internal controls in the context of the Sarbanes-Oxley Act. Any failure to implement and maintain effective internal control over financial reporting could result in material weaknesses or significant deficiencies in our internal controls, and could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations, which could have an adverse effect on our results of operations, financial condition, and business.

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

Additionally, the Credit Agreement, which governs our term loan and revolving credit facility, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit the Company’s ability to incur debt or liens, merge or consolidate with others, dispose of assets, or make investments or pay dividends. The Credit Agreement also contains financial covenants requiring the Company to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. Upon an event of default, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding. These restrictions could have a material adverse effect on our business, financial condition and results of operations. In addition, certain provisions in the indenture governing the 2028 Notes may delay or prevent an attempted takeover of us that might be financially advantageous to stockholders.

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

Our Total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount, in order to determine whether there has been impairment in the value of our Goodwill. For the year ended December 31, 2024, we recognized a non-cash Goodwill impairment charge of $645 million ($330 million for the Reconstructive reporting unit and $315 million for the Prevention & Recovery reporting unit) as part of our annual Goodwill impairment testing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.”

If future operating performance at either of our reporting units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for an acquired business decline, or if there is a sustained decrease in our market capitalization, among other things, we could incur, under current applicable accounting rules, additional non-cash charges to operating earnings for Goodwill impairment, which could be material and may adversely affect our reported earnings.

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

Risks relating to contagious diseases, terrorist activity, man-made or natural disasters and war could reduce the demand for our products and have an adverse effect on our results of operations, financial condition, and business.

Contagious diseases, terrorist activity, man-made or natural disasters and war, as well as the spread or fear of the spread of contagious diseases, could cause a decline in the demand for our products, which may adversely affect our financial condition and operating performance.

For example, as a result of the COVID-19 pandemic, we experienced adverse impacts on sales, as well as material delays and periodic cancellations of elective medical procedures, orthopedic clinics and physical therapy centers operating at reduced levels, and periodic cancellation of sports programs impacting our business. The effect of the COVID-19 pandemic on the global economy resulted in a number of additional challenges for our business, including cost inflation, supply chain challenges such as logistics delays, and healthcare provider staffing shortages, all of which are attributable in some part to the pandemic.

The spread or fear of spread of contagious diseases, terrorist activity, man-made or natural disasters, actual or threatened war, political unrest, civil strife and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for our products which could adversely affect our results of operations, financial condition, and business

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2024, approximately 41% of our sales were derived from operations outside the United States, which percentage is expected to increase as a result of the Lima Acquisition. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

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

In the normal course of our business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of raw materials, energy and commodities used in the manufacturing of our products. The availability and prices for raw materials, energy and commodities are subject to volatility and are influenced by worldwide economic conditions, including the current rising inflationary pressure. They are also influenced by import duties and tariffs speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, geopolitical tensions, government trade practices and regulations and other factors. For example, the introduction of new tariffs or trade restrictions, such as the tariffs announced by the new U.S. administration in February 2025 and any retaliatory trade measures could also increase the cost of or impair sourcing flexibility for raw materials and other inputs used in the manufacturing of our products. Further, the labor market for skilled manufacturing remains tight and our labor costs have increased as a result. Energy, commodity, raw material energy, labor and other cost inflation has impacted and could continue to impact our results of operations, financial condition and cash flows.

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

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The Organization for Economic Co-operation and Development (“OECD”), has proposed a global minimum tax of 15% of reported profits (Pillar 2)

that has been agreed upon in principle by over 140 countries. During 2023 and 2024, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response. Based on the currently enacted laws and available safe harbors there are no material consequences of Pillar 2 in 2024. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our long-term financial results.

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

Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.

Changes in international trade policy can also have a substantial adverse effect on our business, results of operations, financial position and cash flows. Steps taken by governments to implement local content requirements or apply or consider applying additional or new tariffs on imports or exports have the potential to disrupt existing supply chains, impose additional costs on our business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make our products more expensive for customers, and, in turn, could make our products less competitive.

For example, the U.S. government has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. government imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Mexico (and Canada). These additional tariffs, rapid changes in government policies toward tariffs and trade, as well as the adoption or prospect of adoption by governments of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may affect the prices of and demand for the Company’s products, and, in turn, could adversely affect our business, results of operations, financial position and cash flows to the extent that we are unable to mitigate the impacts of such tariffs.

Recently, government policies on tariffs and trade have evolved rapidly. Accordingly, we do not know when or if such tariffs will take effect or how long any of these tariffs will last, and we do not know if tariffs will apply to all goods at the same rate, or if healthcare products may be subject to a different rate or be exempted. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs.

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

The results of our future clinical trials may not support our future product claims and the FDA may not agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure later clinical trial success, and we cannot be sure that later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the future product’s profile.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, our business, marketing and other promotional activities could be subject to challenge under one or more of such laws. We have received, and in the future may receive, subpoenas and other requests for information from state and federal governmental agencies, including, among others, the U.S. Department of Justice and the Office of Inspector General of the Department of Health and Human Services. The requests and/or subpoenas we have received relate primarily to financial arrangements with health care providers, regulatory compliance and sale and/or product promotional practices. We have cooperated with these subpoenas and other requests for information and expect to continue to do so in the future. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable health care laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations.

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

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

The Lima Acquisition has introduced us into a number of new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which may not have applied to us in the past, and which increases our exposure to other geographic markets’ laws and regulations. These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. These laws and regulations include international labor and employment laws, environmental regulations and reporting requirements, data privacy requirements, and local laws prohibiting corrupt payments to government officials, antitrust and other regulatory laws. We will be subject to the risk that we, our employees, our agents, or our affiliated entities, or their respective officers, directors, employees and agents, may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and Russia has imposed counter-

sanctions in response. Although we have no direct operations in Russia or Ukraine or government-imposed sanctions on our products currently, we could experience the impact of sanctions in the future and/or shortages in materials, increased costs for raw material and other supply chain issues due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, additional supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

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

Under our Amended and Restated Certificate of Incorporation, there are additional authorized shares of our common stock. We may issue additional shares in connection with acquisitions or otherwise. For example, in connection with the Lima Acquisition, as part of the consideration paid to the seller, we issued to the seller 1,942,686 shares of Company common stock. Additionally, in order to fund a portion of the cash consideration for the Lima Acquisition, on October 24, 2023, we issued $460 million aggregate principal amount of the 2028 Notes (as defined herein), which are convertible by the holders into shares of Company common stock at their election under certain conditions. We also may issue a significant number of additional shares, either into the marketplace through an existing shelf registration statement or through other mechanisms. Additional shares issued, including the shares issuable upon conversion of the 2028 Notes, could have a dilutive effect on our earnings per share.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Risks Related to Government Regulation and Litigation — Our information technology infrastructure and information are vulnerable to service interruptions, data corruption, cyber-based attacks, or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.”

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

As of December 31, 2024, our Prevention & Recovery segment had a total of five facilities used in production, distribution and warehousing in the U.S., representing a total of 236,000 square feet of leased space and thirteen facilities used in production, distribution and warehousing outside the U.S., representing a total of 1,000,000 square feet of leased space in nine countries in North America, Africa, Europe, Asia, and Australia.

As of December 31, 2024, our Reconstructive segment had a total of four facilities used in production, distribution and warehousing in the U.S., representing a total of 213,000 square feet of leased space, and five facilities used in production, distribution and warehousing outside the U.S., representing a total of 268,000 and 33,000 square feet of owned and leased space, respectively, in three countries in Europe.

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

Name	Age	Position
Matthew L. Trerotola	57	Chief Executive Officer and Chair of the Board of Directors
Phillip B. Berry	46	Senior Vice President and Chief Financial Officer
Daniel A. Pryor	56	Executive Vice President, Strategy and Business Development
Bradley J. Tandy	66	Senior Vice President and Chief Legal Officer
Patricia Lang	61	Senior Vice President and Chief Human Resources Officer
Terry D. Ross	55	Group President, Prevention & Recovery
Louis Vogt	44	Group President, Reconstructive

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

Phillip B. Berry has been Chief Financial Officer since January 1, 2023. He joined the Company (then known as Colfax) in 2020, initially serving as chief financial officer of the medical technology segment, and serving as chief financial officer of the Recon and P&R segments following the Separation. Previously, he spent 18 years in the medical technologies sector with Novartis/Alcon, which included its launch of Alcon as an independent public company in 2019. During his tenure at Alcon, Mr. Berry served in finance leadership roles of increasing responsibility in strategy, operations and business process improvement. Mr. Berry holds a master’s degree in business administration from Kennesaw State University.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol ENOV on April 4, 2022, and previously traded under the symbol CFX since May 8, 2008. As of February 21, 2025, there were 1,177 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

The cumulative total return for each such index is presented in the graph below as required by Item 201(e)(4) of Regulation S-K. The graph assumes that $100 was invested on December 31, 2019 in our common stock, the S&P 400 Industrial Index, the S&P Industrial Machinery Index, the S&P 500 Index, and the S&P 500 Healthcare Equipment & Supply Industry Index, and that all dividends were reinvested.

$200.00
$150.00
$100.00
$50.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Enovis Common Stock
S&P Industrial Machinery Index
S&P 500 Health Care Equipment & Supplies Industry Index
S&P 500 Index
S&P 400 Industrial Index

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

There have been no repurchases under the program since 2018. As of December 31, 2024, there is a remaining authorization of $100 million of shares that may be repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)
09/28/24 - 10/25/24	—	$—	—	$99,997,744
10/26/24 - 11/22/24	—	—	—	99,997,744
11/23/24 - 12/31/24	—	—	—	99,997,744
Total	—	$—	—	$99,997,744
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

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA, Comparable Sales, and Comparable Sales Growth rate as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve customers with market-leading delivery and innovation; the mix of products sold in any period; the impact of competitive forces, economic and market conditions; reimbursement levels for products in certain medical sales channels; availability of capital and attractive acquisition opportunities; our ability to continuously improve our cost structure; fluctuations in the relationship of foreign currencies to the U.S. dollar; and our ability to pass cost increases on to customers through pricing. These key factors have impacted our results of operations in the past and are likely to affect them in the future. The comparability of our operating results for the year ended December 31, 2024 to the comparable periods is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions and other investments. Acquisitions can significantly affect our reported results, and so we also report the Net sales on a Comparable Sales basis and present a Comparable Sales Growth rate to provide information on the operating performance of the business. Comparable Sales and Comparable Sales Growth rate are defined in the “Non-GAAP Measures” section below.

On January 3, 2024, we acquired Lima, a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware for total fair value consideration of $865.6 million, net of acquired cash. The fair value total consideration included 1,942,686 shares of Enovis common stock, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023 (the “Contingent Acquisition Shares”. The Contingent Acquisition Shares were issuable in two equal tranches within six and twelve months of the acquisition date upon non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement.. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024 and the second tranche of Contingent Acquisition Shares was issued on January 15, 2025. This acquisition expands and complements our current product offerings internationally within our Recon segment.

In 2024, we also completed one asset acquisition in our Reconstructive segment and one business acquisition in our Prevention & Recovery segment for aggregate purchase consideration of $4.0 million.

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

Global Operations

During 2024, approximately 41% of our sales are derived from operations outside the U.S., the majority of which is in Europe with the remaining portion mostly in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the U.S. are denominated in currencies other than the U.S. dollar. Similar portions of our manufacturing and employee costs are also outside the U.S. and denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the year ended December 31, 2024 compared to 2023, fluctuations in foreign currencies increased Net sales by 0.1%, had an immaterial impact on Gross profit, and increased operating expenses by approximately 0.1%.

The Separation

On April 4, 2022, we completed the Separation through a tax-free, pro-rata distribution of 90% of the outstanding common stock of ESAB to our stockholders. We initially retained 10% of the shares of ESAB common stock immediately following the Separation. On November 18, 2022, we completed an exchange with our lenders of 6,003,431 shares of common stock of ESAB, representing all of our retained shares, for $230.5 million in term loan outstanding under our previous credit agreement. We recorded a gain of $102.7 million on the exchange of the shares representing the excess of fair value, less cost to sell, over our cost basis in the investment.

Once the Separation was completed in the second quarter of 2022, we began classifying the results from the fabrication technology business for the comparable periods presented as a discontinued operation in our financial statements. Accordingly, the results of our fabrication technology businesses in our financial statements prior to its spin-off as a separate public company are excluded from continuing operations in the accompanying financials for the year ended December 31, 2022.

Please see Part I. Item 1A. “Risk Factors” in this Form 10-K for further discussion of the Company’s risks relating to the Separation.

Seasonality

Sales in P&R and Recon typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

Material Costs

Our principal raw materials and components are foam ethylene vinyl acetate, copolymer for our bracing and vascular products in P&R and cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene in Recon. Prices for raw materials, energy and commodities are subject to volatility and are influenced by worldwide economic conditions. Input cost inflation historically has not been a material factor to our gross margin; however, inflation effects have increased since 2021 and are expected to continue to remain elevated for at least the near term. In response, we have been enacting tactical price increases to certain products, mainly in P&R. Although we seek to proactively manage inflation risk, future changes in component and raw material costs may adversely impact earnings or our margins. Prices for raw materials, energy and commodities are also influenced by import duties and tariffs, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, geopolitical tensions, government trade practices and regulations and other factors. Specifically, tariffs, such as the tariffs announced by the U.S. government in February 2025, may increase the cost of and impair sourcing flexibility for raw materials, component parts and supplies, and further trade restrictions, retaliatory trade measures, or additional tariffs implemented could result in higher input costs to our products.

Sales and Cost Mix

Gross profit margins within our operating segments vary primarily based on the type of product and distribution channel. Reconstructive products tend to have higher gross margins than the Prevention & Recovery products.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
P&R	52%	63%	66%
Recon(1)	48%	37%	34%
(1) The change in mix for the year ended December 31, 2024 from 2023 reflects the impact of the Lima acquisition in Recon, which was completed on January 3, 2024.

Non-GAAP Measures

Adjusted EBITDA; Comparable Sales

Adjusted EBITDA and Adjusted EBITDA margin, Comparable Sales, and Comparable Sales Growth rate, which are non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance.

Adjusted EBITDA excludes from Net income (loss) from continuing operations the effect of Income tax expense (benefit); Other income, net; non-operating (gain) loss on investments; debt extinguishment charges; interest expense, net; restructuring and other charges; Medical Device Regulation (“MDR”) fees and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; insurance settlement (gain) loss; goodwill impairment charges; and fair value charges on acquired inventory. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements.

Comparable Sales adjusts net sales for prior periods to include the sales of acquired businesses prior to our ownership from acquisitions that closed in the periods presented and to exclude the sales of certain non-core product lines that were divested or discontinued, as applicable, during the periods presented. The acquired businesses include Lima, Novastep, and KICo, which are reflected in the Recon segment, and the excluded non-core product lines are comprised of the divested compression hosiery product line in the P&R segment and certain discontinued third-party OEM relationships in the Recon segment. Comparable Sales Growth rate represents the change in Comparable Sales for the current period from Comparable Sales for the prior year period. Comparable Sales and Comparable Sales Growth rate assist our management in evaluating operating performance over time because the impact of significant acquisitions and divestitures or discontinuance of certain non-core product lines subsequent to prior periods may obscure underlying business trends and make the evaluation of period-over-period performance difficult. Comparable Sales and Comparable Sales Growth rate are presented for illustrative purposes only and do not and are not intended to comply with Article 11 of Regulation S-X promulgated by the SEC in respect of proforma financial information, and may differ, including materially, from proforma financial statements presented in accordance therewith.

Our management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net loss from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31, 2024
	P&R	Recon	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP) (1)			$(827.4)
Income tax expense			4.5
Other income, net			(9.9)
Interest expense, net			57.1
Operating loss (GAAP)	$(321.8)	$(454.0)	(775.7)
Operating loss margin	(29.3)%	(45.0)%	(36.8)%
Adjusted to add:
Restructuring and other charges (2)(3)	20.9	24.3	45.2
MDR and other costs (3)	10.1	9.4	19.5
Strategic transaction costs (3)	4.3	74.0	78.3
Stock-based compensation (3)	18.1	11.6	29.7
Depreciation and other amortization	20.6	96.7	117.3
Amortization of acquired intangibles	92.3	73.2	165.5
Goodwill impairment charge	315.0	330.0	645.0
Inventory step-up	—	51.7	51.7
Adjusted EBITDA (non-GAAP)	$159.6	$216.9	$376.5
Adjusted EBITDA margin (non-GAAP)	14.5%	21.5%	17.9%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $17.9 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations related to the discontinuation of certain product lines in the P&R and Recon segments.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

	Year Ended December 31, 2023
	P&R	Recon	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP) (1)			$(53.8)
Income tax benefit			(13.3)
Other income, net			(25.7)
Debt extinguishment charges			7.3
Interest expense, net			19.8
Operating loss (GAAP)	$(24.7)	$(41.0)	(65.7)
Operating loss margin	(2.3)%	(6.5)%	(3.8)%
Adjusted to add:
Restructuring and other charges (2)(3)	13.5	6.4	20.0
MDR and other costs (3)	14.5	12.9	27.4
Strategic transaction costs (3)	13.2	25.1	38.3
Stock-based compensation (3)	20.2	11.8	32.1
Depreciation and other amortization	22.2	61.4	83.6
Amortization of acquired intangibles	93.6	40.0	133.5
Inventory step-up	—	0.1	0.1
Adjusted EBITDA (non-GAAP)	152.5	116.7	269.2
Adjusted EBITDA margin (non-GAAP)	14.2%	18.5%	15.8%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $2.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

	Year Ended December 31, 2022
	P&R	Recon	Total
	(Dollars in millions)
Net loss from continuing operations (GAAP) (1)			$(38.2)
Income tax expense			36.1
Other income, net			(2.1)
Gain on cost basis investment			(8.8)
Gain on investment in ESAB Corporation			(102.7)
Debt extinguishment charges			20.4
Interest expense, net			24.1
Operating loss (GAAP)	$(18.2)	$(52.9)	(71.2)
Operating loss margin	(1.8)%	(9.9)%	(4.6)%
Adjusted to add (deduct):
Restructuring and other charges (2)(3)	9.6	9.4	19.0
MDR and other costs (3)	9.8	6.9	16.7
Strategic transaction costs (3)	39.9	21.2	61.0
Stock-based compensation (3)	20.2	11.3	31.5
Depreciation and other amortization	24.4	52.3	76.7
Amortization of acquired intangibles	80.1	46.2	126.3
Insurance settlement gain(3)	(24.4)	(12.3)	(36.7)
Inventory step-up	—	12.8	12.8
Adjusted EBITDA (non-GAAP)	$141.4	$94.7	$236.1
Adjusted EBITDA margin (non-GAAP)	13.8%	17.7%	15.1%
(1) Non-operating components of Net loss from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes $1.7 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.

Total Company

Sales

Net sales increased by $400.4 million or 23.5% to $2,107.6 million for the year ended December 31, 2024 compared with the prior year period. The following table presents the components of changes in our consolidated Net sales for the years ended December 31, 2024 and 2023.

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Growth Rate	2024	2023	Growth Rate
	GAAP			Comparable Sales (1)
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$469.3	$456.1	2.9%	$469.3	$456.1	2.9%
U.S. Other P&R	270.7	269.8	0.3%	268.0	260.2	3.0%
International P&R	357.9	350.8	2.0%	356.3	345.0	3.3%
Total Prevention & Recovery	1,098.0	1,076.8	2.0%	1,093.6	1,061.3	3.0%

Reconstructive:
U.S. Reconstructive	$505.6	$426.4	18.6%	$505.6	$479.9	5.4%
International Reconstructive	504.0	204.0	147.1%	503.6	450.0	11.9%
Total Reconstructive	1,009.7	630.4	60.2%	1,009.2	930.0	8.5%

Total	$2,107.6	$1,707.2	23.5%	$2,102.8	$1,991.3	5.6%
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

2024 Compared to 2023

Net sales increased during 2024 as compared to 2023 by $400.4 million, or 23.5%, primarily attributable to an increase in sales from the Lima Acquisition and to a lesser extent the Novastep acquisition and growth in existing businesses. Recon sales increased by $379.3 million, or 60.2%, of which $338.1 million was attributable to the Lima and Novastep acquisitions. Recon sales were negatively impacted by a $4.3 million decrease from the discontinuance of certain non-core product lines. P&R sales increased by $21.2 million, or 2.0%, which was negatively impacted by a $11.1 million decrease from divesting a minor product line. For the year ended December 31, 2024, U.S. GAAP basis net sales were $2,107.6 million. The Comparable Sales were $2,102.8 million for the same period. The sales attributable to the non-core product lines, which were divested or discontinued, were $4.8 million. For the year ended December 31, 2023, U.S. GAAP basis net sales were $1,707.2 million. The Comparable Sales were $1,991.3 million for the same period. In 2023, Lima and Novastep would have contributed $308.0 million to Comparable Sales, offset by the impact of the divestiture and discontinuance of certain non-core product lines of $23.9 million. Comparable Sales Growth for Recon was driven by approximately 8.2% increases in volume and market share gains and favorable foreign currency translation of 0.3%. Comparable Sales Growth for P&R was driven by approximately 3.0% organic growth in volumes. The weakening of the U.S. Dollar relative to other currencies resulted in $2.8 million, or 0.1%, of favorable foreign currency translation impacts on total net sales for the year ended December 31, 2024 from the prior year.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Growth Rate	2023	2022	Growth Rate
	GAAP			Comparable Sales (1)
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$456.1	$437.3	4.3%	$456.1	$437.3	4.3%
U.S. Other P&R	269.8	255.3	5.7%	260.2	243.0	7.1%
International P&R	350.8	335.0	4.7%	345.0	328.7	4.9%
Total Prevention & Recovery	1,076.8	1,027.6	4.8%	1,061.3	1,009.0	5.2%

Reconstructive:
U.S. Reconstructive	$426.4	$370.2	15.2%	$479.9	$426.0	12.7%
International Reconstructive	204.0	165.3	23.4%	450.0	377.3	19.3%
Total Reconstructive	630.4	535.5	17.7%	930.0	803.2	15.8%

Total	$1,707.2	$1,563.1	9.2%	$1,991.3	$1,812.3	9.9%
(1) Comparable Sales adjusts net sales for prior periods to include the sales of acquired businesses prior to our ownership from acquisitions that closed in the periods presented and to exclude the sales of divested businesses and certain discontinued Recon products lines in conjunction with the Lima Acquisition. The acquired businesses include Lima, Novastep, and KiCo, which are reflected in the Recon segment, and the excluded non-core product lines are comprised of a divested compression hosiery product line in the P&R segment and certain discontinued third-party OEM relationships in the Recon segment.

2023 Compared to 2022

Net sales increased during 2023 as compared to 2022 primarily due to an increase in sales from existing businesses across both of our segments and to a lesser extent sales from acquired businesses in Recon and favorable foreign currency translation. Recon sales increased by $94.9 million, or 17.7%, of which $76.7 million was due to significantly higher sales volumes than the prior year across all product lines driven by market outperformance and new product launches. P&R sales increased $49.2 million, or 4.8%, of which $47.1 million was due to improved sales volumes and inflation-related pricing increases. Net sales from acquisitions increased during 2023 primarily due to the Novastep and 360 Med Care acquisitions in Recon that closed in 2023 and 2022, respectively. Lastly, the weakening of the U.S. dollar relative to other currencies, most notably the Swiss Franc and Euro, caused a $6.1 million favorable currency translation impact.

Operating Results

The following table summarizes our results from continuing operations for the comparable three-year period.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Gross profit	$1,180.8	$990.8	$869.4
Gross profit margin	56.0%	58.0%	55.6%
Selling, general and administrative expense	$1,027.4	$830.3	$772.9
Research and development expense	$91.3	$75.3	$60.8
Operating loss	$(775.7)	$(65.7)	$(71.2)
Operating loss margin	(36.8)%	(3.8)%	(4.6)%
Net loss from continuing operations	$(827.4)	$(53.8)	$(38.2)
Net loss from continuing operations margin (GAAP)	(39.3)%	(3.2)%	(2.4)%
Adjusted EBITDA (non-GAAP)	$376.5	$269.2	$236.1
Adjusted EBITDA margin (non-GAAP)	17.9%	15.8%	15.1%
Items excluded from Adjusted EBITDA:
Restructuring and other charges (1)	$45.2	$20.0	$19.0
MDR and other costs	$19.5	$27.4	$16.7
Strategic transaction costs	$78.3	$38.3	$61.0
Stock-based compensation	$29.7	$32.1	$31.5
Depreciation and other amortization	$117.3	$83.6	$76.7
Amortization of acquired intangibles	$165.5	$133.5	$126.3
Insurance settlement gain	$—	$—	$(36.7)
Goodwill impairment charge	$645.0	$—	$—
Inventory step-up	$51.7	$0.1	$12.8
Interest expense, net	$57.1	$19.7	$24.1
Debt extinguishment charges	$—	$7.3	$20.4
Other income net	$(9.9)	$(25.7)	$(2.1)
Income tax expense (benefit)	$4.5	$(13.3)	$36.1
(1) Restructuring and other charges includes $17.9 million, $2.6 million and $1.7 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.

2024 Compared to 2023

Gross profit increased $190.0 million during 2024 in comparison to 2023 due to a $179.1 million increase in Recon and a $10.9 million increase in P&R. The Gross profit increase was attributable to increased sales from the Lima Acquisition, offset by an increase of $51.6 million in inventory fair value step-up amortization charges. Gross profit margin decreased by 200 basis points due to the aforementioned increase in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $197.1 million during 2024 in comparison to 2023, primarily due to increased commissions driven by higher sales volume and increased selling, general and administrative costs from the Lima Acquisition. Research and development costs also increased compared to the prior year period, primarily due to the Lima Acquisition and increased spend within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies. The Goodwill impairment charge of $645.0 million was due to the sustained decrease in the Company’s publicly quoted share price and market capitalization. See Item 7. Critical Accounting Policies for further discussion. Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to the Lima Acquisition.

Interest expense, net increased $37.4 million during 2024 in comparison to 2023 due to an increase in debt to finance the Lima Acquisition.

Other income, net decreased primarily due to the loss in 2024 and the gain in 2023 on the foreign currency forward contract to manage the exposure to currency exchange rate risk related to the Euro-denominated purchase price of Lima, partially offset by the gain on fair value adjustments for the Lima Acquisition Contingent Shares liability.

The effective tax rate for Loss from continuing operations before income taxes during 2024 was (0.5)%, which differed from the 2024 U.S. federal statutory tax rate of 21%, primarily due to a build in valuation allowance on interest limitation carryforwards and non-deductible goodwill impairment charges. This was offset by tax credits for research and development, the non-taxable gain on shares related to the contingent acquisition liability and non-U.S. income taxed at lower rates. The effective tax rate for Loss from continuing operations before income taxes during 2023 was 19.8%, which differed from the 2023 U.S. federal statutory tax rate of 21% mainly due to a build in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was offset by a release of uncertain tax positions, tax credits for research and development and non-U.S. income taxed at lower rates.

Net loss from continuing operations increased $773.6 million during 2024 in comparison to 2023, primarily due to a Goodwill impairment charge of $645.0 million, a $65.2 million increase in strategic transactions costs from Lima integration activities, a $37.4 million increase in interest expense, net, a $32.0 million increase in amortization of acquired intangibles, and an increase in depreciation and inventory step-up charges, partially offset by an increase in Gross Profit from the Lima Acquisition. Adjusted EBITDA and Adjusted EBITDA margin increased due to the Lima Acquisition.

2023 Compared to 2022

Gross profit increased $121.4 million during 2023 in comparison to 2022 due to an $82.1 million increase in Recon and a $39.3 million increase in P&R. The Gross profit increase was attributable to increased sales in our existing businesses from volume and inflation-related pricing increases, improved operating cost leverage, and the benefit of a decrease of $12.7 million in inventory fair value step-up amortization charges, partially offset by unfavorable foreign currency translation and inflation in supply chain, logistics, and other costs. Gross profit margin increased due to the aforementioned factors.

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

Interest expense, net decreased by $4.4 million, primarily due to a reduction in debt balances as a result of the Separation-related debt redemptions at the beginning of the second quarter of 2022, the extinguishment of the outstanding balance of our previous term loan in conjunction with the ESAB investment sale, and interest savings from $7.3 million interest received on the Swiss Franc cross-currency swap agreements.

The effective tax rate for Loss from continuing operations before income taxes during 2023 was 19.8%, which was different than the 2023 U.S. federal statutory tax rate of 21% primarily due to a build in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was offset by a release of uncertain tax positions, tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for 2022 was (1,745.8)% on a loss from continuing operations before income taxes, which was lower than the 2022 U.S. federal statutory tax rate of 21% mainly due to non-taxable unrealized gain on the investment in ESAB and gain on cost basis investment, offset by non-deductible costs related to the tax-free Separation.

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

The following table summarizes selected financial data for P&R:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net sales	$1,098.0	$1,076.8	$1,027.6
Gross profit	$568.4	$557.5	$518.2
Gross profit margin	51.8%	51.8%	50.4%
Selling, general and administrative expenses	$432.2	$442.7	$438.9
Research and development expense	$35.7	$35.1	$33.5
Amortization of acquired intangibles	$92.3	$93.6	$80.1
Restructuring and other charges	$15.0	$10.9	$7.9
Goodwill impairment charge	$315.0	$—	$—
Operating loss (GAAP)	$(321.8)	$(24.7)	$(18.2)
Operating loss margin (GAAP)	(29.3)%	(2.3)%	(1.8)%
Adjusted EBITDA (non-GAAP)	$159.6	$152.5	$141.3
Adjusted EBITDA margin (non-GAAP)	14.5%	14.2%	13.8%

2024 Compared to 2023

Net sales in P&R increased $21.2 million, or 2.0%, compared with the prior year period, which was negatively impacted by a $11.1 million decrease from divesting a minor product line. Comparable Sales Growth for P&R was driven by approximately 3.0% organic growth in volumes and partially offset by unfavorable foreign currency translation of 0.4%. Gross profit increased $10.9 million and Gross profit margin remained flat despite a lower mix of higher margin products sales. Selling, general and administrative expense decreased $10.5 million, primarily due to reduction of strategic transaction costs and EU MDR spending. Operating loss increased due to a Goodwill impairment charge of $315.0 million and charges from divesting a minor product line, partially offset by a Selling, general and administrative expense decrease and higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved operating scale from lower overheads, partially offset by unfavorable foreign currency impacts in a primary manufacturing facility during the year ended December 31, 2024 compared to the prior year.

2023 Compared to 2022

Net sales in P&R increased $49.2 million, or 4.8% in the year ended December 31, 2023 compared with the prior year period, driven by organic growth in existing businesses which was aided by pricing increases to mitigate inflation. Gross profit increased $39.3 million due to the improved sales, offset by inflation of supply chain, logistics, and other costs and unfavorable foreign currency effects. Gross profit margin increased 140 basis points due to improved sales mix and inflation-related customer pricing, partially offset by the effect of unfavorable foreign currency in a primary manufacturing facility. Selling, general and administrative expense increased $3.8 million which included an increase of $30.5 million, or 7%, primarily due to investment to support growth in the business, spending on MDR and other costs, largely offset by a reduction in allocated Strategic transaction costs of $26.7 million which were higher in 2022 due to the Separation. Operating loss increased due to an insurance settlement gain recorded in the second quarter of 2022, an increase of $13.5 million in amortization of acquired intangibles, and the net increase in the aforementioned selling, general and administrative expenses, partially offset by the higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved sales mix, partially offset by unfavorable foreign currency impacts in a primary manufacturing facility during the year ended December 31, 2023 compared to the prior year.

Recon

We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes selected financial data for Recon:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net sales	$1,009.7	$630.4	$535.5
Gross profit	$612.3	$433.2	$351.1
Gross profit margin	60.6%	68.7%	65.6%
Selling, general and administrative expenses	$595.2	$387.6	$334.0
Research and development expense	$55.6	$40.3	$27.4
Amortization of acquired intangibles	$73.2	$40.0	$46.2
Restructuring and other charges	$12.3	$6.4	$9.4
Goodwill impairment charge	$330.0	$—	$—
Operating loss (GAAP)	$(454.0)	$(41.0)	$(52.9)
Operating loss margin (GAAP)	(45.0)%	(6.5)%	(9.9)%
Adjusted EBITDA (non-GAAP)	$216.9	$116.7	$94.7
Adjusted EBITDA margin (non-GAAP)	21.5%	18.5%	17.7%

2024 Compared to 2023

Net sales increased in Recon by $379.3 million, or 60%, of which $338.1 million was attributable to the Lima and Novastep acquisitions. Recon sales were negatively impacted by a $4.3 million decrease from the discontinuance of certain non-core product lines. Comparable Sales Growth for Recon was driven by approximately 8.2% increase in volume and market share gains and favorable currency translation of 0.3%. Gross profit increased $179.1 million in the year ended December 31, 2024 compared to the prior year period, primarily due to higher net sales due to the Lima Acquisition, and improved operating leverage, offset by an increase of $51.6 million in inventory fair value step-up amortization charges. The increase in inventory step-up charges led to a decrease in Gross profit margin. Selling, general and administrative expense increased by $207.6 million over the same period primarily due to increased Strategic transactions costs associated with Lima integration activities, increased commissions driven by higher sales, a general and administrative expense increase due to the Lima Acquisition, and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to the Lima Acquisition and increased spending within other recently acquired businesses in our Recon segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss increased, primarily due to a Goodwill impairment charge of $330.0 million, a $48.9 million increase in strategic transaction costs including the deal costs for the Lima Acquisition and integration costs, and an increase in amortization of acquired intangibles and inventory fair value step-up amortization charges, offset by the aforementioned factors driving growth. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.

2023 Compared to 2022

Net sales increased for Recon in the year ended December 31, 2023 compared with the prior year, by $94.9 million, or 17.7%, primarily due to higher sales volumes driven by broad market strength and market outperformance. Gross profit increased in the year ended December 31, 2023 compared to the prior year, by $82.1 million, primarily due to increased sales in our existing businesses, improved operating cost leverage, and the benefit of a decrease of $12.7 million in inventory fair value step-up amortization charges, which also led to an increase in Gross profit margin. Selling, general and administrative expense increased $53.6 million, including an increase of $43.1 million, or 15%, due to the growth in Recon from increased commissions driven by higher sales, investments to support growth, spending on MDR, and cost inflation, as well as a net increase in Strategic transactions costs of $3.9 million from an increase in deal and integration costs for the Lima and Novastep acquisitions offset by a decrease of Separation costs. Research and development expense increased compared to the prior year period, primarily due to increased spend within recently acquired businesses which are investing in surgical productivity solutions and computer-assisted surgery technologies. Operating loss decreased primarily due to the aforementioned factors driving organic growth, offset by an insurance settlement gain recorded in the second quarter of 2022 and an increase of $6.2 million in amortization of acquired intangibles. Adjusted EBITDA increased primarily due to growth in existing businesses and operating leverage, partially offset by inflation of supply chain, logistics, and other costs. Without the impact of recent acquisitions, Adjusted EBITDA increased 150 basis points compared to prior year. The recent acquisitions of Novastep and 360 Med Care were dilutive to the margin by approximately 70 basis points but are expected to be accretive to margins in future years.

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

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to us upon Separation. We used the distribution proceeds in conjunction with $450 million of borrowings on a term loan under our Credit Agreement and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on our prior credit facility, $302.8 million of outstanding debt and accrued interest on our senior notes due February 15, 2026 (“2026 Notes”), as well as a redemption premium at 103.188% of the principal amount of our 2026 Notes, and other fees and expenses due at closing. Additionally, on April 7, 2022, we completed the redemption of our senior unsecured notes due April 2025 (“Euro Senior Notes”) representing all of our outstanding €350.0 million principal 3.25% Senior Notes due 2025 at a redemption price of 100.813% of the principal amount and accrued interest for $391.2 million. See section Enovis Term Loan and Revolving Credit Facility in Note 13, “Debt” in the accompanying Notes to Consolidated Financial Statements for more detail on the new Credit Agreement.

In the second quarter of 2023, we recorded Debt extinguishment charges of $20.1 million, including $12.7 million of redemption premiums on the retired debt instruments and $7.4 million in noncash write-offs of original issue discount and deferred financing fees.

On November 18, 2022, we divested the retained ESAB shares to a lender under the Credit Agreement in a tax-efficient exchange for extinguishing $230.5 million of our outstanding term loan under the Credit Agreement.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of December 31, 2024, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Enovis Term Loan and Revolving Credit Facility

On April 4, 2022, we entered into a new credit agreement (the “Credit Agreement”), consisting of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450.0 million (the “2022 Term Loan”) which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Agreement. The agreement was amended on October 23, 2023, in conjunction with the financing of the Lima Acquisition as further discussed below.

On November 18, 2022, the Company completed an exchange with a lender under the Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million in Enovis Term Loan that was outstanding at that time under the Credit Agreement, net of cost to sell. On March 1, 2023, the Company extinguished the remaining outstanding balance on the Enovis Term Loan with borrowings on the Revolver.

The Credit Agreement, as amended, contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Credit Agreement. As of December 31, 2024, the Company was in compliance with the covenants under the Credit Agreement.

On October 23, 2023 the Company entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provided for a new term loan commitment in the aggregate amount of $400 million. The Term Loan Facility extended to the Company under the Amendment was funded on January 3, 2024, the date the Lima Acquisition was consummated. The Term Loan Facility requires quarterly principal repayments, which is $5 million each quarter, and matures on April 4, 2027 (the “2024 Term Loan”).

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

As of December 31, 2024, the weighted-average interest rate of borrowings under the Credit Agreement was 6.22%, excluding accretion of original issue discount and deferred financing fees, and there was $397.0 million available on the Revolver.

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

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $36.5 million were outstanding as of December 31, 2024.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future.

Cash Flows

As of December 31, 2024, we had $48.2 million of Cash and cash equivalents and restricted cash, an increase of $3.3 million from the $44.8 million of Cash and cash equivalents on hand as of December 31, 2023. The following table summarizes the change in Cash and cash equivalents during the periods indicated and includes cash flows related to discontinued operations:

	Year Ended December 31,
	2024	2023		2022
	(Dollars in millions)
Net cash provided by (used in) operating activities	113.5	135.0		(55.9)
Purchases of property, plant and equipment and intangibles	(180.7)	(122.2)		(105.5)
Proceeds from sale of property, plant and equipment	—	32.6		2.7
Payments for acquisitions, net of cash received, and investments	(769.9)	(152.8)		(73.7)
Payment for settlement of derivative	(4.8)	—		—
Net cash used in investing activities	(955.5)	(242.5)		(176.4)
Proceeds from (repayments of) borrowings, net	859.2	217.2		(1,591.2)
Distribution from ESAB Corporation, net	—	—		1,143.4
Proceeds from issuance of common stock, net	1.9	1.8		5.8
Payment of debt extinguishment costs	—	—		(12.7)
Payment of capped call transactions	—	(62.0)		—
Other financing	(14.3)	(29.2)	—	(10.4)
Net cash provided by (used in) financing activities	846.8	127.8		(465.1)
Effect of foreign exchange rates on Cash and cash equivalents	(1.5)	0.2		2.3
Increase (decrease) in Cash and cash equivalents and restricted cash	$3.3	$20.5		$(695.1)

Cash used in operating activities of discontinued operations for the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $2.0 million, and $27.0 million, respectively. The 2023 activity includes maintenance and legal costs associated with the sale of a facility related to our discontinued operations.and the 2022 activity relates to fabrication technology business of ESAB Corporate prior to the Separation.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as restructuring, interest, income taxes and strategic transaction costs. Changes in significant operating cash flow items are discussed below.

•Operating cash flows used in continuing operations working capital was $73.7 million, $47.7 million, and $116.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The working capital used in 2024 is primarily associated with international business growth in Recon following the Lima Acquisition. The working capital uses in 2023 and 2022 are primarily due to business growth and increases in inventory to insulate for supply chain volatility.

•Cash paid for strategic transaction costs in our continuing operations were $78.3 million, $38.3 million and $61.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs were primarily related to the acquisition and integration of Lima in 2024 and the Separation in 2022, as well as other business development initiatives and integration costs of recent acquisitions.

•Cash paid for interest was $51.8 million, $16.3 million and $37.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in 2024 is primary due to the financing for the Lima Acquisition which closed on January 3, 2024. The decrease in 2023 is primarily a result of the change in our capital structure due to the Separation. At the time of the Separation, the Company’s total debt of $2.1 billion was repaid and replaced with a $450.0 million term loan that was reduced by $230.5 million in November 2023 in a partial extinguishment through an exchange of ESAB shares.

•During 2024, 2023, and 2022 cash payments of $21.2 million, $16.2 million and $18.5 million, respectively, were made related to our restructuring initiatives.

•Cash paid for MDR and other costs were $38.0 million, $27.4 million, and $16.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cash flows used in investing activities for 2024, 2023 and 2022 include $769.9 million, $152.8 million, and $73.7 million, respectively, for acquisitions and investments. Refer to Note 5 “Acquisitions and Investments” in the accompanying Notes to the Consolidated Financial Statements for more information. Additionally, cash flows used in investing activities in 2024, 2023, and 2022 include $180.7 million, $122.2 million, and $105.5 million, respectively, for purchases of property, plant, equipment, and intangibles. Included in these amounts is $5.9 million and $35.6 million for 2023, and 2022, respectively, related to discontinued operations. The $32.6 million proceeds from sale of property, plant and equipment in 2023 is from the sale of a facility related to our discontinued operations.
Cash flows provided by financing activities in 2024 include net debt borrowings of $859.2 million, partially offset by amounts paid for common stock repurchases of $4.8 million and amounts paid for deferred consideration of $8.8 million. Cash flows used in financing activities in 2023 include net debt borrowings of $217.2 million, partially offset by amounts paid for the capped call transactions of $62.0 million and debt issuance costs of $25.7 million . Cash flows used in financing activities in 2022 includes $1.6 billion net repayment of borrowings, which included the outstanding debt on our prior credit facility, 2026 Notes and Euro Senior Notes, partially offset by borrowings on a term loan under our credit facility at the time. The repayments were primarily funded by a $1.2 billion cash distribution from ESAB to us on separation.

Our Cash and cash equivalents as of December 31, 2024 include $33.1 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

Debt

As of December 31, 2024, our Revolver, Term Loan, and senior unsecured convertible notes (the “2028 Notes”) had principal amounts outstanding of $503.1 million, $377 million, and $449 million, respectively. There are no required principal payments due on the Revolver within 12 months and it matures on April 4, 2027. Our Term Loan requires quarterly principal repayments of $5 million and matures on April 4, 2027. The 2028 Notes have an interest rate of 3.875%, payable semi annually in arrears on April 15 and October 15 of each year, beginning April 15, 2024, and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted.

Interest Payments on Debt

Based on December 31, 2024 outstanding balances we estimate future interest payments associated with our Revolver, Term Loan, and senior unsecured convertible notes of $136.0 million, $51.3 million, and $59.5 million, respectively, with $31.6 million, $23.5 million. and $18.1 million payable within 12 months. Variable interest payments are estimated using a static rate of 6.22% for the Revolver, 6.22% for the Term Loan, and 3.875% for the senior unsecured convertible notes.

Operating Leases

The Company leases certain office space, warehouse, distribution, and production facilities, as well as vehicles and equipment. As of December 31, 2024, the Company had fixed lease payment obligations of $80.6 million, with $21.1 million payable within 12 months.

Purchase Obligations

As of December 31, 2024, the Company had other purchase obligations of $130.6 million, all of which was payable within 12 months. Purchase obligations herein exclude open purchase orders for goods or services that are provided on demand as the timing of which is not certain.

We have funding requirements associated with our pension plans as of December 31, 2024, which are estimated to be $3.4 million for the year ending December 31, 2025. Other long-term liabilities, such as those for other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2024 other than outstanding letters of credit of $36.5 million and unconditional purchase obligations with suppliers of $130.6 million.

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

We believe the following accounting policies are the most critical in that they are important to the financial statements and they require the most difficult, subjective or complex judgments in the preparation of the financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

Goodwill and Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our business acquisitions. Our business acquisitions typically result in the recognition of Goodwill, developed technology, trade name or trademark, and customer relationship intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur. The fair values of acquired intangibles are determined using estimates and assumptions based on information available near the acquisition date. Significant assumptions include the discount rates, projected net sales and operating income metrics, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review the critical assumptions and calculations of the fair value of acquired intangible assets in connection with our significant acquisitions. In connection with our acquisition of Novastep during the year ended December 31, 2023, we recognized Goodwill of approximately $44 million and identifiable intangible assets of approximately $52 million. In connection with our acquisition of Lima during the year ended December 31, 2024, we recognized Goodwill of approximately $320.4 million and identifiable intangible assets of approximately $363.0 million. Refer to Notes 2, 5 and 9 to the Consolidated Financial Statements for a description of the Company’s policies relating to Goodwill and Intangible Assets.

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

For the year ended December 31, 2024, the Company identified an impairment indicator associated with a sustained decrease in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of our reporting units. Accordingly the Company performed a quantitative assessment of Goodwill as part of our annual goodwill impairment testing on the first day of the fourth quarter of 2024. We determined the fair values of the reporting units by equally weighting a discounted cash flow approach and market valuation approach. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain.

Based upon the results of the quantitative impairment test, the Company determined the carrying values of each of the Reconstructive and Prevention & Recovery reporting units exceeded their fair values as of the date of our annual impairment test. In order to align each reporting unit’s fair value model with the Company’s overall market capitalization, the Company reduced long-term cash flow projections and reduced market multiples to the low end of acceptable ranges. As a result, the Company recognized a non-cash goodwill impairment charge of $645 million ($330 million for the Reconstructive reporting unit and $315 million for the Prevention & Recovery reporting unit).

A further sustained decline in our share price and market capitalization, future cash flows, end-markets and/or geographic markets could result in additional impairment charges that could materially affect our financial statements in any given year. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2024, after recognition of the $645 million impairment charge, we have Goodwill of $1.7 billion ($925 million for the Reconstructive reporting unit and $768 million for the Prevention and Recovery reporting unit) that is subject to at least annual review for impairment. See Note 9 “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for further information.

For the years ended December 31, 2023 and 2022, the Company performed a quantitative assessment of Goodwill for each of the Reconstructive and Prevention & Recovery reporting units as part of our annual impairment testing on the first day of the fourth quarter, both of which indicated no impairment existed.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. We recognize interest and penalties related to unrecognized tax benefits in the Consolidated Statements of Operations as part of Income tax expense. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $33.4 million as of December 31, 2024 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

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

Trade receivables are presented net of an allowance for credit losses under ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $24.5 million and $9.7 million as of December 31, 2024 and 2023, respectively.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 3 “Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on certain borrowing arrangements. Certain borrowings as of December 31, 2024 are variable rate facilities based on Secured Overnight Financing Rate (“SOFR”). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2024 would have increased Interest expense on our variable-rate debt by approximately $8.6 million.

Exchange Rate Risk

We have manufacturing sites in Europe, Africa, and Asia and sell our products internationally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2024, approximately 41% of our sales were derived from operations outside the U.S. We also have manufacturing operations in European countries that are not part of the Eurozone. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we may enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. We have the ability to borrow in Euros under our Credit Facility. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2024 would result in a reduction in Equity of approximately $159 million.

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

See Note 17 “Financial Instruments and Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding our derivative instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Enovis Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Enovis Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enovis Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LimaCorporate S.p.A. (Lima), which is included in the 2024 consolidated financial statements of the Company and constituted 21% of total assets, as of December 31, 2024 and 15% of net sales, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lima.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index 15(A)(2) and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Enovis Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enovis Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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

Goodwill
Description of the Matter
At December 31, 2024, the Company’s goodwill allocated to the Prevention & Recovery reporting unit and Reconstructive reporting unit was $0.8 billion and $0.9 billion, respectively. As discussed in Note 9 to the consolidated financial statements, goodwill is not amortized, but rather is subject to an annual impairment test, or more frequent tests if events and circumstances indicate an impairment exists. As a result of the Company’s 2024 annual impairment test, the Company recorded a goodwill impairment charge of $315 million and $330 million related to the Prevention & Recovery and Reconstructive reporting units, respectively.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its annual goodwill impairment testing process, including controls over management’s review of the significant assumptions described above. We also tested management’s controls over the completeness and accuracy of the data used in the model.
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

Valuation of intangible assets acquired in a business combination
Description of the Matter
During 2024, the Company completed its acquisition of LimaCorporate S.p.A., (“Lima”) for net consideration of $866 million, and recognized identifiable intangible assets of $363 million, as disclosed in Note 5 to the consolidated financial statements. The transaction was accounted for as a business combination.
Auditing the Company's purchase accounting for its acquisition of Lima was complex due to the significant estimation required by management to determine the fair value of the acquired technology and customer relationship intangible assets. The estimation complexity was primarily due to the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue projections, operating income projections, discount rates and developed technology obsolescence rate). These significant assumptions relate to the future performance of the acquired business, are forward looking and could be affected by future economic and market conditions.

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
Philadelphia, Pennsylvania
February 26, 2025

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2024	2023	2022

Net sales	$2,107,623	$1,707,197	$1,563,101
Cost of sales	926,867	716,418	693,718
Gross profit	1,180,756	990,779	869,383
Selling, general and administrative expense	1,027,354	830,305	772,913
Research and development expense	91,298	75,331	60,827
Amortization of acquired intangibles	165,533	133,517	126,301
Insurance settlement gain	—	—	(36,705)
Restructuring and other charges	27,290	17,335	17,225
Goodwill impairment charge	645,000	—	—
Operating loss	(775,719)	(65,709)	(71,178)
Interest expense, net	57,100	19,749	24,052
Debt extinguishment charges	—	7,333	20,396
Gain on investment in ESAB Corporation	—	—	(102,669)
Gain on cost basis investment	—	—	(8,800)
Other income, net	(9,895)	(25,663)	(2,088)
Loss from continuing operations before income taxes	(822,924)	(67,128)	(2,069)
Income tax expense (benefit)	4,492	(13,289)	36,120
Net loss from continuing operations	(827,416)	(53,839)	(38,189)
Income from discontinued operations, net of taxes	2,601	21,108	26,430
Net loss	(824,815)	(32,731)	(11,759)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	679	530	567
Less: net income attributable to noncontrolling interest from discontinued operations - net of taxes	—	—	966
Net loss attributable to Enovis Corporation	$(825,494)	$(33,261)	$(13,292)
Net income (loss) per share - basic and diluted
Continuing operations	$(14.98)	$(1.00)	$(0.72)
Discontinued operations	$0.05	$0.39	$0.47
Consolidated operations	$(14.93)	$(0.61)	$(0.25)

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2024	2023	2022
Net loss	$(824,815)	$(32,731)	$(11,759)
Other comprehensive income (loss):
Foreign currency translation, net of tax expense (benefit) of $—, $—, and $338	(112,434)	66,513	(61,378)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $1,869, $(8,795) and $2,711	6,198	(27,943)	9,028
Changes in unrecognized pension and other post-retirement benefit (cost), net of tax expense (benefit) of $(624), $(1,343) and $2,333	5,285	(8,052)	12,207
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain (loss), net of tax expense (benefit) of $224, $(356) and $199	(1,266)	(1,976)	629
Reclassification of hedging gain (loss), net of tax expense (benefit) of $(308), $22, and $—	(965)	70	—
Other comprehensive income (loss)	(103,182)	28,612	(39,514)
Comprehensive loss	(927,997)	(4,119)	(51,273)
Less: comprehensive income (loss) attributable to noncontrolling interest	(71)	593	(583)
Comprehensive loss attributable to Enovis Corporation	$(927,926)	$(4,712)	$(50,690)

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,167	$36,191
Trade receivables, less allowance for credit losses of $24,466 and $9,731	407,031	291,483
Inventories, net	547,120	468,832
Prepaid expenses	36,246	28,901
Other current assets	107,882	71,112
Total current assets	1,146,446	896,519
Property, plant and equipment, net	404,500	270,798
Goodwill	1,692,709	2,060,893
Intangible assets, net	1,317,429	1,127,363
Lease asset - right of use	68,915	63,506
Other assets	88,778	90,255
Total assets	$4,718,777	$4,509,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,027	$—
Accounts payable	179,098	132,475
Accrued liabilities	329,873	237,132
Total current liabilities	528,998	369,607
Long-term debt, less current portion	1,309,473	466,164
Non-current lease liability	52,461	48,684
Other liabilities	263,516	204,178
Total liabilities	2,154,448	1,088,633
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 55,876,517 and 54,597,142 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	56	55
Additional paid-in capital	2,973,121	2,900,747
Retained earnings (accumulated deficit)	(283,023)	542,471
Accumulated other comprehensive loss	(127,892)	(24,881)
Total Enovis Corporation equity	2,562,262	3,418,392
Noncontrolling interest	2,067	2,309
Total equity	2,564,329	3,420,701
Total liabilities and equity	$4,718,777	$4,509,334

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2022	52,083,078	$52	$4,544,315	$589,024	$(516,013)	$44,055	$4,661,433
Net income (loss)	—	—	—	(13,292)	—	1,533	(11,759)
Distributions to noncontrolling owners	—	—	—	—	—	(1,591)	(1,591)
Other comprehensive income, net of tax expense of $5,581	—	—	—	—	(37,398)	(2,116)	(39,514)
Distribution of ESAB Corporation	—	—	(1,662,795)	—	499,981	(40,510)	(1,203,324)
Conversion of tangible equity units into common stock	1,691,845	2	(2)	—	—	—	—
Acquisition	—	—	—	—	—	345	345
Common stock-based award activity	453,696	—	44,211	—	—	—	44,211
Balance at December 31, 2022	54,228,619	54	2,925,729	575,732	(53,430)	1,716	3,449,801
Net income (loss)	—	—	—	(33,261)	—	530	(32,731)
Other comprehensive income, net of tax benefit of $10,472	—	—	—	—	28,549	63	28,612
ESAB Separation adjustment	—	—	1,140	—	—	—	1,140
Payment of capped call transactions	—	—	(61,962)	—	—	—	(61,962)
Common stock-based award activity	368,523	1	35,840	—	—	—	35,841
Balance at December 31, 2023	54,597,142	55	2,900,747	542,471	(24,881)	2,309	3,420,701
Net income (loss)	—	—	—	(825,494)	—	679	(824,815)
Distributions to noncontrolling owners	—	—	—	—	—	(750)	(750)
Payments of tax withholding for stock-based awards	—	—	(4,772)	—	—	—	(4,772)
Other comprehensive loss, net of tax expense of $1,161	—	—	—	—	(103,011)	(171)	(103,182)
Common stock issued for acquisition	971,343	1	45,574	—	—	—	45,575
Common stock-based award activity	308,032	—	31,572	—	—	—	31,572
Balance at December 31, 2024	55,876,517	$56	$2,973,121	$(283,023)	$(127,892)	$2,067	$2,564,329

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(824,815)	$(32,731)	$(11,759)
Adjustments to reconcile net loss to net operating cash flows:
Goodwill and asset impairment	650,308	—	—
Depreciation and amortization	284,796	217,109	219,710
Stock-based compensation expense	29,662	34,065	38,955
Non-cash interest expense	5,274	2,742	3,921
Gain on investment in ESAB Corporation	—	—	(102,669)
Gain on cost basis investments	—	—	(8,800)
Fair value gain on contingency shares	(20,117)	—	—
Unrealized loss (gain) on currency hedges	11,123	(24,311)	—
Debt extinguishment charges	—	7,333	20,396
Deferred income tax expense (benefit)	(10,016)	(27,412)	6,320
(Gain) loss on sale of property, plant and equipment	1,218	(14,539)	352
Changes in operating assets and liabilities:
Trade receivables, net	(57,051)	(16,316)	(45,189)
Inventories, net	39,071	(24,737)	(118,791)
Accounts payable	13,982	(6,638)	(11,843)
Other operating assets and liabilities	(9,931)	20,423	(46,464)
Net cash provided by (used in) operating activities	113,504	134,988	(55,861)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(180,714)	(122,223)	(105,450)
Proceeds from sale of property, plant and equipment	—	32,571	2,746
Payments for acquisitions, net of cash received, and investments	(769,914)	(152,815)	(73,684)
Payment for settlement of derivative	(4,845)	—	—
Net cash used in investing activities	(955,473)	(242,467)	(176,388)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	400,000	—	450,000
Repayments of borrowings under term credit facility	(20,000)	(219,468)	(785,000)
Proceeds from borrowings on revolving credit facilities and other	992,000	455,000	65,000
Repayments of borrowings on revolving credit facilities and other	(512,773)	(478,337)	(634,883)
Repayments of borrowings on senior notes	—	—	(686,278)
Proceeds from borrowings on senior unsecured convertible notes	—	460,000	—
Distribution from ESAB Corporation, net	—	—	1,143,369
Payment of debt issuance costs	(703)	(25,676)	(2,938)
Proceeds from issuance of common stock, net	1,874	1,776	5,814
Payment of debt extinguishment costs	—	—	(12,704)
Payment of capped call transactions	—	(61,962)	—
Payments of tax withholding for stock-based awards	(4,772)	—	—
Deferred consideration payments and other	(8,805)	(3,536)	(7,507)
Net cash provided by (used in) financing activities	846,821	127,797	(465,127)
Effect of foreign exchange rates on Cash and cash equivalents	(1,517)	219	2,301
Increase (decrease) in Cash and cash equivalents and restricted cash	3,335	20,537	(695,075)
Cash, cash equivalents and restricted cash, beginning of period	44,832	24,295	719,370
Cash, cash equivalents and restricted cash, end of period	$48,167	$44,832	$24,295
Supplemental disclosures:
Interest payments	$51,826	$16,328	$37,089
Income tax payments, net	$10,798	$12,515	$31,360
Common stock issued for acquisition, net of issuance costs	$45,575	$—	$—
ESAB Corporation shares exchanged for debt, net of fees	$—	$—	$230,532
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

On January 3, 2024, the Company completed the acquisition of LimaCorporate S.p.A. (“Lima”) from Emil Holding II S.à.r.l (“Seller”). Pursuant to the terms of the Share Purchase Agreement with the Seller, dated September 22, 2023, the Company acquired all of the issued and outstanding share capital of Lima from the Seller. The Company financed the acquisition of Lima with proceeds from the committed term loan facility under its existing credit agreement and its previously completed offering of 3.875% convertible senior notes due 2028. See Note 5 “Acquisitions” and Note 13 “Debt" for further information.

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

In connection with the Separation, ESAB issued $1.2 billion of new debt securities, the proceeds from which were used to fund a $1.2 billion cash distribution to Enovis upon Separation. The distribution proceeds were used by Enovis in conjunction with $450.0 million of borrowings on a term loan under the Credit Agreement, as discussed below, and $52.3 million of cash on hand to repay $1.4 billion of outstanding debt and accrued interest on the Company’s prior credit facility, and $302.8 million of outstanding debt and accrued interest on its 2026 Notes, pay a redemption premium at 103.188% of the principal amount of the 2026 Notes, and pay other fees and expenses due at closing. Additionally, on April 7, 2022, the Company also completed the redemption of its Euro Senior Notes representing all of its outstanding €350.0 million principal 3.25% Euro Senior Notes due 2025 at a redemption price of 100.813% of the principal amount. Immediately following the Separation, the Company effected a one-for-three reverse stock split of all issued and outstanding shares of Enovis common stock, and all share and per share figures were restated in the 2022 Form 10-K. The Company completed the divestiture of its 10% retained shares in ESAB in a tax-efficient exchange for $230.5 million of its $450.0 million term loan outstanding under the Credit Agreement on November 18, 2022.

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

The accompanying Consolidated Financial Statements include the following in discontinued operations: (1) operating results through the first quarter of 2022 of ESAB, the Company’s former fabrication technology business; (2) charges through the first quarter of 2022 for previously retained asbestos contingencies from divested businesses for which the Company did not retain an interest in the ongoing operation and that were fully transferred to ESAB in conjunction with the Separation; (3) certain expenses related to the Separation in 2022, (4) a charge related to the release of a tax indemnification receivable from ESAB and release of uncertain tax positions, and (5) divestiture-related expenses and gain on disposal from the sale of a retained facility from a prior divestiture. See Note 4 “Discontinued Operations” for further information.

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

As of December 31, 2024, the Company held investments of $20.4 million in privately held companies without readily determinable fair values, the majority of which are within the Prevention & Recovery operating segment. One investment is accounted for under the equity method of accounting. For the years ended December 31, 2024 and 2023, the Company’s share of the loss of the equity method investment is immaterial. The other investments represent minority ownership interests and are accounted for under the cost method. The Company accounts for investments as a noncurrent asset within Other assets in the Consolidated Financial Statements as the Company does not have the intent and ability to sell such assets within the next twelve months.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expense

Research and development costs are expensed as incurred. Costs include salaries, wages, consulting and depreciation and maintenance of facilities and equipment utilized in research, development and engineering activities relating to developing new products, as well as enhancing existing products with the latest technology and designs, creating new applications for existing products, lowering manufacturing costs and redesigning existing products to increase efficiency, improve durability, enhance performance and usability. The Company also receives new product and invention ideas from orthopedic surgeons and other healthcare professionals and seeks to obtain rights to ideas it considers promising from a clinical and commercial perspective through entering into either assignment or licensing agreements. The Company maintains contractual relationships with orthopedic surgeons who assist in developing products and may also provide consulting services in connection with product research and development.

Interest Expense, Net

Interest expense, net includes interest income of $0.6 million, $0.2 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, primarily associated with interest-bearing deposits of certain foreign subsidiaries. The Company has synthetic debt cross-currency swap agreements since April 2023 to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. The Company receives fixed-rate amounts from the counterparties in exchange for the Company making foreign-currency fixed-rate interest payments over the life of the agreements. During the years ended December 31, 2024 and 2023, the Company received interest income on its cross-currency swap agreements of $32.5 million, and $7.3 million, respectively, which is included within Interest expense, net in the Consolidated Statements of Operations. See Note 17 “Financial Instruments and Fair Value Measurements” for further information on the cross-currency swap agreement.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Consolidated Balance Sheets. The balance in restricted cash was related to the acquisition of Precision AI which closed in the fourth quarter of 2023 and was fully released to the seller within one year of the acquisition date upon completion of three milestones. See Note 5 “Acquisitions and Investments" for further information. When it is expected to be released within one year, restricted cash is presented as a component of Other current assets on the Consolidated Balance Sheets.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s Cash and Cash equivalents and Restricted cash:

	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$48,167	$36,191
Restricted cash	—	8,641
Total cash and cash equivalents and restricted cash	$48,167	$44,832

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. The Company does not have any indefinite-lived intangible assets.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market approach model include identifying appropriate peer companies, market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

For the year ended December 31, 2024, the Company identified an impairment indicator associated with a sustained decrease in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of our reporting units. Accordingly the Company performed a quantitative assessment of Goodwill as part of our annual goodwill impairment testing on the first day of the fourth quarter of 2024. We determined the fair values of the reporting units by equally weighting a discounted cash flow approach and market valuation approach. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain.

Based upon the results of the quantitative impairment test, the Company determined the carrying value of the Reconstructive and Prevention & Recovery reporting units exceeded their fair values as of the date of our annual impairment test. In order to align each reporting unit’s fair value model with the Company’s overall market capitalization, the Company reduced long-term cash flow projections and reduced market multiples to the low end of acceptable ranges. As a result, the Company recognized a non-cash goodwill impairment charge of $645 million ($330 million for the Reconstructive reporting unit and $315 million for the Prevention & Recovery reporting unit).

A further sustained decline in our share price and market capitalization, future cash flows, end-markets and/or geographic markets could result in additional impairment charges that could materially affect our financial statements in any given year. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2024, after recognition of the $645 million impairment charge, we have Goodwill of $1.7 billion ($925 million for the Reconstructive reporting unit and $768 million for the Prevention and Recovery reporting unit) that is subject to at least annual review for impairment. See Note 9 “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for the table summarizing the activity in Goodwill.

For the years ended December 31, 2023 and 2022, the Company performed a quantitative assessment of Goodwill for each of the Reconstructive and Prevention & Recovery reporting units as part of our annual impairment testing on the first day of the fourth quarter, both of which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. Intangible assets are being amortized on a straight-line basis over their estimated useful lives, which approximates the period of benefit. The useful life of intangible asset as of December 31, 2024 range from three to twenty years with the largest asset groups of Acquired Technology, Acquired Customer Lists, and Acquired Trade Names having weighted-average useful life assignments of 14, 12, and 20, respectively.

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

The Company evaluated its long-lived assets and finite-lived intangibles assets for recoverability in conjunction with the Goodwill impairment trigger event, the sustained decrease in the Company’s publicly quoted share price. Before assessing Goodwill for impairment, the Company concluded its long-lived assets and finite-lived intangible were recoverable. The Company did not record any asset impairment charges during the years ended December 31, 2024, 2023 and 2022, except for a $5.4 million asset impairment recorded in the first quarter of 2024 associated with a divestiture of a minor product line in P&R.

Derivatives

The Company is subject to foreign currency risk associated with the translation of the net assets of foreign subsidiaries to United States (“U.S.”) dollars on a periodic basis.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 17 “Financial Instruments and Fair Value Measurements” for additional information regarding the Company’s derivative instruments.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2024, 2023 and 2022, the Company recognized net foreign currency transaction losses of $3.5 million, $2.7 million, and $0.6 million, respectively, in Selling, general and administrative expense in the Consolidated Statements of Operations. During the year ended December 31, 2022, the Company recognized net foreign currency transaction gain of $0.7 million in Interest expense, net in the Consolidated Statements of Operations.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Recently Issued Accounting Pronouncements

The Company evaluates the adoption impacts of recently issued accounting pronouncements as well as material updates to previous pronouncements on the Company’s Consolidated Financial Statements. Typically, recently issued standards do not require adoption until a future effective date. Listed below are the applicable new accounting standards adopted by the Company in 2024 and the recently issued standards currently being evaluated.

Adopted Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures about significant segment expenses if they are regularly provided to the Chief Operating Decision Maker and included in each reported measure of segment profit or loss. In addition, the amendments expand interim disclosure requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss. The adoption did not have a material impact on the Company’s Consolidated Financial Statements but did require updates to the presentation of certain information for the Company’s segment disclosures. See Note 19 “Segment Information” for additional information regarding the updates made.

Standards to be Implemented

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments require public business entities to disclose additional information in specified categories within the income tax rate reconciliation and greater detail about individual reconciling items to the extent the impact of those items exceeds a specified threshold. Additionally, the amendments require disclosure of income taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments further require disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Update No. 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify the requirements for determining induced conversion treatment in certain situations of the early settlement of convertible debt instruments. The guidance requires that an induced conversion include the issuance of all consideration (in form and in amount) issuable under the conversion privileges provided in the terms of the existing instrument. Update No. 2024-04 is effective for all annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU clarify the requirements for certain categories of expenses included in expense line items on the face of the income statement to be disclosed in a disaggregated manner in the notes to the financial statements. In addition, the update requires that the entity disclose both the total amount of selling expenses reported and how it defines selling expenses. Update No. 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Enovis and ESAB entered into various agreements to effect the Separation and provide a framework for ESAB’s relationship with Enovis after the Separation. These agreements include a separation and distribution agreement, a stockholders’ and registration rights agreement, an employee matters agreement, a tax matters agreement, a transition services agreement, an ESAB Business Excellence System (“EBS”) license agreement, and an intellectual property matters agreement (the “Agreements”). These Agreements govern the Separation between Enovis and ESAB of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) of Enovis and its subsidiaries attributable to periods prior to, at and after the Separation and govern certain relationships between Enovis and ESAB after the Separation. The impact of services provided to ESAB and agreed upon charges as part of the Separation are not material to our consolidated financial statements. The matters of the agreements with ESAB substantially concluded in 2023.

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

Items Related to our former Air and Gas Handling Business

The Company sold its air & gas handling business in 2019, but retained an interest in a facility not used in operations. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect pre-tax divestiture-related (benefit) expense of $(0.7) million and $1.7 million for the years ended December 31, 2023 and 2022, respectively, as discontinued operations. The divestiture-related expenses are primarily maintenance costs, cost to sell the facility, and related professional, legal, and consulting fees. In the third quarter of 2023, the Company sold its retained interest in the facility and recorded a gain of $15.5 million.

Summary of Items Treated as Discontinued Operations

As a result of the Separation and prior divestitures, the Income from discontinued operations, net of tax includes the results of: (1) ESAB, the Company’s former fabrication technology business in 2022 prior to the Separation, (2) charges related to the previously retained asbestos contingencies in 2022 prior to the Separation, (3) items related to the divested air & gas handling business in 2022 and 2023 including the gain on sale of a facility in 2023, and (4) the release of uncertain tax positions and related indemnity receivable from ESAB in conjunction with the Separation in 2023 and 2024.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the Income from discontinued operation, net of tax, for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net sales	$—	$—	$647,911
Cost of sales	—	—	423,580
Selling, general and administrative expense	—	—	125,529
Gain on disposal of facility	—	(15,517)	—
Restructuring and other charges	—	—	5,304
Asbestos charges	—	—	3,194
Divestiture-related expenses and other(1)	2,647	4,387	46,684
Operating income	(2,647)	11,130	43,620
Interest expense(2)	—	—	8,035
Income (loss) from discontinued operations before income taxes	(2,647)	11,130	35,585
Income tax (benefit) expense(3)	(5,248)	(9,978)	9,155
Income from discontinued operations, net of taxes	2,601	21,108	26,430
Net income attributable to discontinued operations	$2,601	$21,108	$26,430
(1) Divestiture-related expenses and other includes non-cash charges of $2.5 million and $5.1 million for the release of a tax indemnification receivable from ESAB for the years ended December 31, 2024 and 2023, respectively, and divestiture-related expenses for the Separation of $45.0 million for the year ended December 31, 2022.
(2) Interest expense was allocated to discontinued operations based on allocating $1.2 billion of corporate level debt to discontinued operations consistent with the dividend received from ESAB and the debt repaid at the time of the Separation.
(3) Includes income tax benefit from the release of uncertain tax positions associated with the Separation for the years ended December 31, 2024 and 2023.

The following table presents further detail into the financial results from discontinued operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Depreciation	$—	$—	$7,671
Amortization	—	—	9,012
Capital expenditures	—	—	5,903
Cash used in operating activities	146	1,970	26,966
Cash used in (provided by) investing activities	—	(33,264)	3,157

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Acquisitions

Lima Acquisition in 2024

On January 3, 2024, the Company acquired LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware, at an enterprise value of €800 million (the “Lima Acquisition”), consisting of (i) approximately €700 million in cash consideration, which includes repayment of certain indebtedness, to be paid at closing, and (ii) 1,942,686 shares of common stock of Enovis valued at approximately €100 million based on the 30-day volume weighted average price of the Company’s common stock as of the close of business day on September 21, 2023 (the “Contingent Acquisition Shares”). The Contingent Acquisition Shares were issuable in two equal tranches within six and twelve months of the acquisition date upon non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024 and the second tranche of Contingent Acquisition Shares was issued on January 15, 2025. The cash paid for acquisition was $757.7 million, net of acquired cash. The fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, recorded in Accrued liabilities, was adjusted to fair value each reporting period with the adjustment reflected in Other income (expense), net in the Consolidated Statement of Operations. As of December 31, 2024, the Contingent Acquisition Shares liability was $42.6 million and the fair value adjustments resulted in a gain of $20.1 million for the year ended December 31, 2024.

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

During the year ended December 31, 2024, the Company incurred $9.7 million of deal costs, including advisory, legal, audit, valuation and other professional service fees in connection with the Lima acquisition, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

The Lima Acquisition was accounted for as a business combination using the acquisition method of accounting and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the date of acquisition. The following unaudited proforma financial information presents Enovis’s consolidated financial information assuming the acquisition had taken place on January 1, 2023. These amounts are presented in accordance with GAAP, consistent with the Company’s accounting policies.

	Year Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Net Sales	$2,107,623	$2,003,068
Net loss from continuing operations attributable to Enovis	(807,388)	(171,619)

The following table summarizes the Company’s estimate of the aggregate fair value of the assets acquired and liabilities assumed as of the date of acquisition. These amounts, including inventories, deferred taxes, intangible assets, useful lives of the intangible assets, and property, plant and equipment, are determined based upon valuations and studies. The accounting related to the Lima acquisition has been finalized, and the assets and liabilities acquired are no longer subject to adjustment. Substantially all of the Goodwill recognized is not expected to be deductible for income tax purposes.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 3, 2024
(In thousands)
Trade receivables	$79,710
Inventories	133,547
Property, plant and equipment	115,399
Goodwill	320,375
Intangible assets	363,000
Accounts payable	(36,871)
Accrued liabilities	(51,341)
Other assets and liabilities, net	(58,235)
Total fair value of consideration, net of acquired cash	865,584
Less: fair value of Contingent Acquisition Shares	(107,877)
Acquisition consideration paid, net of acquired cash	$757,707

The following summarizes the values of the Intangible assets acquired, excluding Goodwill, as of December 31, 2024:

	Intangible Asset	Weighted Average Amortization Period
		(Years)
Trademarks	$50,000	20
Customer Relationships	148,000	15
Acquired technology	165,000	15
Total Intangible Assets	$363,000

During the year ended December 31, 2024, the Company’s Consolidated Statements of Operations included $322.5 million of net sales and $17.0 million net loss associated with the acquired Lima legal entities.

Other 2024 Acquisitions

In 2024, the Company also completed one asset acquisition in its Reconstructive segment and one business acquisition in its Prevention & Recovery segment for aggregate purchase consideration of $4.0 million.

2023 Acquisitions

On June 28, 2023, the Company completed the Novastep business combination in its Reconstructive segment. Novastep is a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions with a best-in-class MIS bunion system serving a rapidly growing portion of the global bunion segment. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $96.9 million for the acquisition, net of cash received. The Company has allocated $43.7 million to goodwill and $52.0 million to intangible assets acquired. The accounting related to the Novastep acquisition was finalized within a year of the acquisition date, and the assets and liabilities acquired are no longer subject to adjustment. The acquired goodwill value is primarily driven by the expected synergies from cross-selling Novastep products to existing Enovis foot & ankle customers. The acquisition broadens our reconstructive product offerings for the foot and ankle market and expands our customer base in Europe.

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

On October 5, 2023, the Company acquired a 100% interest in Precision AI, a developer of surgical planning software. The transaction was accounted for as an asset acquisition. The acquisition compliments the Company’s current product offerings in its Reconstruction segment with advanced planning software for shoulder surgery and opportunity to expand to additional

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anatomies. On the acquisition date, the Company paid $17.6 million, net of cash received and agreed to make contingent payments of approximately $12.0 million upon the successful completion of three milestones within one year of the acquisition date. The milestones were based on FDA approvals and user validation testing of the software.

The first milestone was achieved in December 2023, and the Company paid $4.2 million to the sellers. The remaining two milestones were achieved in 2024 and the Company paid $8.5 million to the sellers. The payment was made from funds held in a restricted cash escrow account, which was presented in Other current assets on the Consolidated Balance Sheet. The Company had control over these funds and was required to authorize the transfer upon completion of the milestones. The additional contingent payments were recorded increasing the value of the intangible assets when the milestones were achieved. The Consolidated Financial Statements include the assets acquired and results of operations from the acquisition date.

2022 Acquisitions

In 2022, the Company completed four asset acquisitions, two business acquisitions, and one investment, which is carried at cost as it does not have a readily determinable fair value. Two of these transactions were completed by the Company’s Reconstructive segment, and the other five transactions were completed by the Prevention & Recovery segment. The asset acquisitions broaden the Company’s product offering and distribution network. Aggregate purchase consideration for the four asset acquisitions was $22.3 million, of which $12.6 million was paid in cash and $9.6 million consists of deferred and contingent consideration. The investment was acquired for $10.0 million in cash consideration. Pro forma revenues of the aforementioned acquisitions in the year ended December 31, 2023, if the aforementioned acquisitions were part of the Company since January 1, 2022, were approximately 1% of Enovis consolidated revenues from continuing operations.

On May 6, 2022, the Company completed a business acquisition in its Reconstructive segment of KICo Knee Innovation Company Pty Limited and subsidiaries, an Australian private company doing business as 360 Med Care, by acquiring 100% of its equity interests. 360 Med Care is a medical device distributor that bundles certain computer-assisted surgery and patient experience enhancement programs to add value to its device supply arrangements with surgeons, hospitals, and insurers. The acquisition is accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition date. The Company paid $14.3 million for the acquisition, net of cash received, and recorded estimated contingent consideration at fair value of $12.8 million related to expected results over future revenue targets. As of December 31, 2024, the contingent liability is $11.8 million. The Company allocated $16.3 million to Goodwill and $18.2 million to intangible assets acquired. The 360 Med Care acquisition broadened our customer base in Australia and adds to our overall product offerings.

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

Enovis made initial investments in Insight in 2021 and 2020, which were carried at cost. During the third quarter of 2022, the Company acquired an additional 53.7% interest in Insight for $34.2 million net of cash received, and recorded contingent consideration of $5.0 million, which is the maximum payable under the agreement based on Insight’s achievement of certain milestones related to ARVIS. As of December 31, 2024, Enovis holds a 99.5% interest in Insight and recognized $0.3 million noncontrolling equity interest in its financial statements attributed to Insight.

The Company allocated $36.3 million to Goodwill and $38.4 million to intangible assets acquired. Goodwill is primarily driven by expected synergies between ARVIS’ augmented reality surgical guidance system and our existing customer base and existing products. The Company does not expect any of the Goodwill to be deductible for tax purposes.

As a result of obtaining control of Insight, the Company remeasured its initial investments to its fair value resulting in a $8.8 million gain in 2022.

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

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$469,315	$456,129	$437,287
U.S. Other P&R	270,740	269,826	255,305
International P&R	357,902	350,821	335,036
Total Prevention & Recovery	1,097,957	1,076,776	1,027,628
Reconstructive:
U.S. Reconstructive	505,621	426,405	370,173
International Reconstructive	504,045	204,016	165,300
Total Reconstructive	1,009,666	630,421	535,473
Total	$2,107,623	$1,707,197	$1,563,101

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2024
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Other Activity, net (1)	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$9,731	$10,617	$(4,145)	$8,893	$(630)	$24,466
(1) Represents fair value adjustments related to acquisitions

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(828,095)	$(54,369)	$(38,756)
Weighted-average shares of Common stock outstanding – basic	55,280,647	54,494,823	54,065,420
Net income (loss) per share from continuing operations – basic	$(14.98)	$(1.00)	$(0.72)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(828,095)	$(54,369)	$(38,756)
Weighted-average shares of Common stock outstanding – basic	55,280,647	54,494,823	54,065,420
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—
Weighted-average shares of Common stock outstanding – diluted	55,280,647	54,494,823	54,065,420
Net income (loss) per share from continuing operations – diluted	$(14.98)	$(1.00)	$(0.72)
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the net income attributable to noncontrolling interest from continuing operations, net of taxes.

The weighted-average computation of the dilutive effect of potentially issuable shares of common stock under the treasury stock method for the years ended December 31, 2024, 2023 and 2022 excludes 1.4 million, 1.2 million, and 1.1 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

Loss from continuing operations before income taxes and Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic operations	$(828,834)	$(114,700)	$8,826
Foreign operations	5,910	47,572	(10,895)
	$(822,924)	$(67,128)	$(2,069)
Income tax expense (benefit):
Current:
Federal	$3,114	$949	$3,780
State	2,222	4,177	4,957
Foreign	9,172	8,997	3,405
	$14,508	$14,123	$12,142
Deferred:
Domestic operations	$1,787	$(22,866)	$73,370
Foreign operations	(11,803)	(4,546)	(49,392)
	(10,016)	(27,412)	23,978
	$4,492	$(13,289)	$36,120

See Note 4 “Discontinued Operations” for the loss from discontinued operations and related income taxes.

The Company’s Income tax expense (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$(172,814)	$(14,097)	$(435)
State taxes	(6,724)	(1,835)	10,878
Effect of tax rates on international operations	(6,354)	(3,053)	(5,106)
Changes in valuation allowance	52,815	4,646	(12,126)
Changes in tax reserves	565	(2,182)	1,724
Research and development tax credits	(5,414)	(4,499)	(2,599)
Net items not deductible (taxable)	1,908	(1,478)	1,859
U.S. tax on international operations	1,318	2,789	4,565
Non-includable transaction-related activities	(1,679)	840	27,699
Non-deductible employee compensation	5,502	5,232	9,013
Goodwill impairment	135,450	—	—
Other	(81)	348	648
Income tax expense (benefit)	$4,492	$(13,289)	$36,120

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

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Expenses currently not deductible	$37,341	$30,787
Net operating loss and interest expense limitation carryforward	151,663	119,247
Tax credit carryforward	39,301	37,358
Depreciation and amortization	62,933	57,901
Inventory reserves and capitalization	25,805	18,585
Capitalized R&D expenditures	47,527	41,343
Non-current lease liability	18,752	17,798
Other	5,754	6,069
Valuation allowance	(156,443)	(101,650)
Deferred tax assets, net	232,633	227,438
Deferred tax liabilities:
Depreciation and amortization	(275,554)	(226,802)
Lease asset - right of use	(18,022)	(16,463)
Total deferred tax liabilities	(293,576)	(243,265)
Total deferred tax liabilities, net	$(60,943)	$(15,827)

The Company classifies all deferred tax assets, deferred tax liabilities and valuation allowances as non-current on the balance sheet, recorded as a net asset or net liability on a jurisdictional basis. At December 31, 2024, the Company’s $60.9 million net deferred tax liability is recorded on the balance sheet with $35.9 million as a component of Other Assets and $96.8 million as a component of Other Liabilities.

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2024, the valuation allowance increased from $101.7 million to $156.4 million with a net increase of $52.8 million recognized in Income tax expense (benefit), a $4.8 million increase related to current year acquisitions, and a $2.8 million decrease related to changes in foreign currency rates. Consideration was given to tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has $14.3 million of net operating losses expiring in years 2025 through 2044, $11.9 million of net operating losses that may be carried forward indefinitely and U.S. interest limitation carryforward of $57.8 million that may be carried forward indefinitely. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. As of December 31, 2024, the Company had $20.1 million foreign net operating loss carryforwards primarily in Germany, Switzerland, Brazil, Japan, and the United Kingdom that may be subject to local tax limitations including changes in ownership. The foreign net operating losses can be carried forward indefinitely, except $6.2 million of net operating losses in Switzerland and Japan expiring between 2029 and 2031. The company has $47.6 million of foreign interest limitation carryforward primarily in Italy and Germany, that may be carried forward indefinitely.

The Company has U.S. foreign tax and R&D tax credits that may be used to offset U.S. tax in previous or future tax periods subject to Section 382 and other federal provisions. The Company’s $22.1 million foreign tax credit can be carried back one year and carried forward to tax years 2025 through 2031. The Company’s $13.3 million R&D credit can be carried back

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one year and carried forward to tax years 2025 through 2044. The Company has non-refundable R&D tax offsets of $3.9 million carrying forward indefinitely that that may be used to reduce Australian income tax in future periods.

For the year ended December 31, 2024, undistributed earnings of the Company’s foreign subsidiaries are estimated to be $74.8 million, all of which is permanently reinvested; accordingly, the Company has assessed no deferred tax liability as of December 31, 2024 on such earnings.

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

(In thousands)
Balance, January 1, 2022	$61,947
Acquisitions and divestitures	(23,250)
Addition for tax positions taken in prior periods	—
Addition for tax positions taken in the current period	462
Reductions related to settlements with taxing authorities	—
Reductions resulting from a lapse of applicable statute of limitations	(244)
Other, including the impact of foreign currency translation	(616)
Balance, December 31, 2022	38,299
Acquisitions and divestitures	2,052
Addition for tax positions taken in prior periods	3,659
Addition for tax positions taken in the current period	2,251
Reductions related to settlements with taxing authorities	(125)
Reductions resulting from a lapse of applicable statute of limitations	(14,240)
Other, including the impact of foreign currency translation	230
Balance, December 31, 2023	32,126
Addition for tax positions taken in prior periods	1,086
Addition for tax positions taken in the current period	6,779
Reductions resulting from a lapse of applicable statute of limitations	(7,876)
Other, including the impact of foreign currency translation	(679)
Balance, December 31, 2024	$31,436

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Germany, Spain, France, the United States and various U.S. states. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2008 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2019.

The Company records interest and penalties on uncertain tax positions as a component of Income tax expense (benefit), which was $(0.1) million, $(2.0) million, and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, we had accrued $3.0 million and $3.1 million, respectively, of interest and penalties related to unrecognized tax benefits. Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. The Company does not think there will be any material reduction to tax expense in the next 12 months related to the release of uncertain tax positions. The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $17.2 million as of December 31, 2024.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2024 and 2023:

	Prevention & Recovery	Reconstructive	Total
	(In thousands)
Balance, January 1, 2023	$1,077,636	$905,952	$1,983,588
Goodwill attributable to acquisitions(1)	—	43,683	43,683
Impact of foreign currency translation	23,859	9,763	33,622
Balance, December 31, 2023	1,101,495	959,398	2,060,893
Goodwill attributable to acquisitions(1)	—	320,375	320,375
Goodwill impairment	(315,000)	(330,000)	(645,000)
Impact of foreign currency translation	(18,633)	(24,926)	(43,559)
Balance, December 31, 2024	$767,862	$924,847	$1,692,709
(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5 “Acquisitions”.

Based upon the results of the annual impairment test, the Company determined the carrying value of each of the Reconstructive and Prevention & Recovery reporting units exceeded their fair values as of December 31, 2024. As a result, the Company recognized a non-cash goodwill impairment charge of $645 million ($330 million for the Reconstructive reporting unit and $315 million for the Prevention & Recovery reporting unit, which also represent the cumulative impairments for the respective segments). See Note 2 “Summary of Significant Accounting Policies - Impairment of Goodwill and Indefinite-Lived Intangible Assets” for further information regarding impairment of Goodwill.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	Year Ended December 31,
	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Definite-Lived Intangible Assets
Acquired customer relationships	$681,594	$(343,441)	$548,234	$(279,757)
Acquired technology	776,567	(246,292)	632,801	(184,216)
Acquired trade names	498,013	(121,687)	458,917	(100,061)
Software	102,887	(49,352)	83,849	(42,910)
Other intangible assets	32,081	(12,941)	16,335	(5,829)
	$2,091,142	$(773,713)	$1,740,136	$(612,773)

Amortization expense related to acquired intangible assets, including acquired customer relationships, acquired technology, and acquired trade names, are presented on the face of the Consolidated Statements of Operations. Other intangible assets amortization expense consists primarily of amortization of software intangibles and is recorded as a component of Selling, general, and administrative expense in the Consolidated Statements of Operations. Total amortization expense is $172.2 million, $140.2 million, and $133.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

See Note 2 “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Amortization Expense

The Company’s expected annual amortization expense for intangible assets for the next five years is as follows:

December 31, 2024
(In thousands)
2025	$168,804
2026	163,714
2027	155,635
2028	120,788
2029	113,072

10. Property, Plant and Equipment, Net

		Year Ended December 31,
	Depreciable Life	2024	2023
	(In years)	(In thousands)
Land	n/a	$6,669	$6,454
Buildings and improvements	5-40	67,142	41,195
Machinery and equipment	3-15	650,213	465,599
		724,024	513,248
Accumulated depreciation		(319,524)	(242,450)
		$404,500	$270,798

Depreciation expense for the years ended December 31, 2024, 2023 and 2022, was $112.7 million, $76.9 million and $69.2 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	Year Ended December 31,
	2024	2023
	(In thousands)
Raw materials	$99,636	$88,129
Work in process	49,996	39,310
Finished goods	483,582	406,931
	633,214	534,370
Less: Allowance for excess, slow-moving and obsolete inventory	(86,094)	(65,538)
	$547,120	$468,832

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

December 31, 2024
(In thousands)
Future lease payments by year:
2025	$21,068
2026	18,284
2027	10,890
2028	7,798
2029	5,965
Thereafter	16,639
Total	80,644
Less: present value discount	(5,843)
Present value of lease liabilities	$74,801

Weighted-average remaining lease term (in years):
Operating leases	5.46
Weighted-average discount rate:
Operating leases	3.6%

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2024, 2023 and 2022, the Company’s net rental expense related to operating leases was $25.0 million, $22.4 million, and $23.0 million respectively.

13. Debt

Long-term debt consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Term loan	$377,345	$—
Senior unsecured convertible notes	449,051	446,164
Revolving credit facilities and other	503,104	20,000
Total debt	1,329,500	466,164
Less: current portion	(20,027)	—
Long-term debt	$1,309,473	$466,164

Term Loan and Revolving Credit Facility

The Company’s credit agreement, which was amended on October 23, 2023 in conjunction with the financing of the Lima Acquisition as further discussed below, consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a $400 million term loan (the “Term Loan Facility”) (collectively, the “Credit Agreement”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Agreement.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement also contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. Lastly, the Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Credit Agreement. As of December 31, 2024, the Company was in compliance with the covenants under the Credit Agreement.

The Term Loan Facility extended to the Company under the Amendment was funded on January 3, 2024, the date the Lima Acquisition was consummated. The Term Loan Facility requires quarterly principal repayments of $5 million and matures on April 4, 2027 (the “Term Loan”). Effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Credit Agreement (including the Term Loan) became secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions; (ii) the financial covenant under the Credit Agreement was adjusted to a new senior secured leverage ratio (as disclosed above); (iii) certain changes to the negative covenants became effective (including restrictions on repayments of junior financing and amendments to junior financing documents): and (iv) certain additional changes were implemented (including the removal of the guaranty fallaway provision).

As of December 31, 2024, the weighted-average interest rate of borrowings under the Credit Agreement was 6.22%, excluding accretion of original issue discount and deferred financing fees, and there was $397.0 million available on the Revolver.

Senior unsecured convertible notes and capped call option

On October 24, 2023, the Company issued $460 million aggregate principal amount of senior unsecured convertible notes in a private placement pursuant to Rule 144A (the “2028 Notes”) in conjunction with the financing of the Lima Acquisition. The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the year ended December 31, 2024, the interest expense on the 2028 Notes was $20.7 million, including $17.8 million based upon the coupon rate and $2.9 million from accretion of the discount.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $36.5 million were outstanding as of December 31, 2024.

Deferred Financing Fees

The Company has $2.4 million in deferred financing fees included in Other assets as of December 31, 2024. As of December 31, 2024, the Company has $13.6 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the 2024 Term Loan and the 2028 Notes.

In the third quarter of 2023, the Company paid $8.0 million for a bridge financing facility for the Lima acquisition. Upon the completion of the amendment to the Credit Agreement and 2028 Notes offering, the bridge facility was terminated and the unamortized balance of the bridge facility deferred financing fees of $7.3 million was written-off.

Contractual Maturities

The contractual maturities of the Company’s debt are as follows:

December 31, 2024
(In thousands)
2025	$20,027
2026	20,077
2027	843,000
2028	460,000
2029	—
Thereafter	—
Total contractual maturities	1,343,104
Debt discount	(13,604)
Total debt	$1,329,500

14. Equity

Share Repurchase Program

In 2018,    the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s common stock have been made under this plan since the third quarter of 2018. As of December 31, 2024, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022. All amounts are net of tax and noncontrolling interest, if any.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Income (Loss) Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities		Total
	(In thousands)
Balance at January 1, 2022	$(85,559)	$(475,125)	$44,671		$(516,013)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	12,207	—	—		12,207
Foreign currency translation adjustment	470	(37,953)	—		(37,483)
Loss on long-term intra-entity foreign currency transactions	—	(21,779)	—		(21,779)
Gain on net investment hedges	—	—	9,028		9,028
Other comprehensive income (loss) before reclassifications	12,677	(59,732)	9,028		(38,027)
Amounts reclassified from Accumulated other comprehensive income (loss)	629	—	—		629
Net Other comprehensive income (loss)	13,306	(59,732)	9,028		(37,398)
Distribution of ESAB Corporation	84,460	469,220	(53,699)		499,981
Balance at December 31, 2022	12,207	(65,637)	—		(53,430)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(8,052)	—	—		(8,052)
Foreign currency translation adjustment	2,829	63,621	—		66,450
Loss on hedge activity	—	—	(27,943)		(27,943)
Other comprehensive income (loss) before reclassifications	(5,223)	63,621	(27,943)		30,455
Amounts reclassified from Accumulated other comprehensive income (loss)	(1,976)	—	70		(1,906)
Net Other comprehensive income (loss)	(7,199)	63,621	(27,873)		28,549
Balance at December 31, 2023	$5,008	$(2,016)	$(27,873)	0	$(24,881)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	5,285	—	—		5,285
Foreign currency translation adjustment	(615)	(111,648)	—		(112,263)
Loss on hedge activity	—	—	6,198		6,198
Other comprehensive income (loss) before reclassifications	4,670	(111,648)	6,198		(100,780)
Amounts reclassified from Accumulated other comprehensive income (loss)	(1,266)	—	(965)		(2,231)
Net Other comprehensive income (loss)	3,404	(111,648)	5,233		(103,011)
Balance at December 31, 2024	8,412	(113,664)	(22,640)		(127,892)

.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2024, 2023 and 2022, Noncontrolling interest increased (decreased) by $(0.2) million, $0.1 million, and $(2.1) million, respectively, as a result of Other comprehensive income, due to foreign currency translation adjustment.

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

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Stock-based compensation expense(1)	$29,662	$34,065	$38,955
Deferred tax benefit	1,421	2,813	1,236
(1) Stock-based compensation expense includes $2.1 million of expense included in Income from discontinued operations on the Company’s Consolidated Statements of Operations for the year ended December 31, 2022.

As of December 31, 2024, the Company had $29.4 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 1.2 years. The intrinsic value of awards exercised or issued upon vesting was $21.0 million, $19.5 million, and $37.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2024	2023	2022
Expected period that options will be outstanding (in years) (1)	—	4.72	4.77
Interest rate (based on U.S. Treasury yields at the time of grant)	—%	4.05%	2.10%
Volatility	—%	48.54%	42.90%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$—	$26.36	$27.48
(1) There were no options granted in 2024.

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

Stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2022	2,153,106	$49.70
Granted	154,552	70.23
Exercised	(127,261)	45.69
Forfeited and expired	(407,069)	72.53
Adjustment due to ESAB Separation(2)	(425,651)	57.64
Outstanding at December 31, 2022	1,347,677	59.96
Granted	222,707	57.49
Exercised	(33,514)	45.37
Forfeited and expired	(40,727)	67.85
Outstanding at December 31, 2023	1,496,143	59.71
Granted	—	—
Exercised	(11,263)	48.75
Forfeited and expired	(144,232)	69.08
Outstanding at December 31, 2024	1,340,648	59.79	2.44	$113
Vested or expected to vest at December 31, 2024	1,339,240	58.79	2.44	113
Exercisable at December 31, 2024	1,180,238	58.47	2.11	113
(1) The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s common stock.
(2) Reflects the cancellation of outstanding options held by ESAB employees as of April 4, 2022, which were replaced with ESAB options issued by ESAB Corp. as part of the Separation.

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.4 million, and $1.5 million, respectively. The fair value of options vested during the years ended December 31, 2024, 2023 and 2022 was $4.6 million, $5.4 million, and $7.4 million, respectively.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Under the 2020 Plan, the Compensation Committee may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting service conditions and various performance goals.

During the years ended December 31, 2024, 2023 and 2022, the Company granted certain employees PRSUs, the vesting of which is fully based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. The final achievement of the PRSUs granted in 2022 and 2021 was determined as of April 4, 2022 based on the current performance as of the time of the Separation, and it was determined that 100% of the TSR metric was achieved. The achievement factors were determined in accordance with the applicable criteria established by the Compensation Committee. While the achievement factor of the outstanding awards has been determined, they remain subject to the awards’ service period requirements and will therefore continue to vest over the original term of the award.

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

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units(1)	Weighted- Average Grant-Date Fair Value	Number of Units(1)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2022	366,075	$72.13	645,217	$69.44
Granted	192,921	47.89	303,752	67.58
Vested	(230,310)	49.69	(243,485)	64.11
Forfeited and expired	(35,516)	46.07	(70,914)	69.22
Adjustment due to ESAB Separation(1)	(32,373)	46.07	(131,291)	71.52
Nonvested at December 31, 2022	260,797	77.34	503,279	71.33
Granted	121,352	71.80	303,350	57.43
Vested	(164,948)	82.96	(253,791)	71.55
Forfeited and expired	—	—	(44,857)	63.43
Nonvested at December 31, 2023	217,201	69.97	507,981	63.59
Granted	127,313	85.62	436,100	59.78
Vested	(95,847)	67.66	(252,521)	66.51
Forfeited and expired	—	—	(47,305)	61.19
Nonvested at December 31, 2024	248,667	78.88	644,255	60.00
(1) Reflects the cancellation of unvested awards held by ESAB employees as of April 4, 2022, which were replaced with ESAB awards issued by ESAB as part of the Separation.

The fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $23.3 million, $31.8 million, and $32.1 million, respectively.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued compensation and related benefits	$85,989	$70,979
Contingent consideration - current portion	49,719	5,972
Accrued third-party commissions	34,602	28,539
Lease liability - current portion	22,340	21,568
Accrued taxes	21,341	14,384
Accrued rebates	19,964	14,464
Accrued royalties	6,296	6,944
Customer advances and billings in excess of costs incurred	6,229	2,953
Accrued interest	5,841	3,765
Accrued freight	5,314	3,909
Accrued professional fees	5,003	13,037
Derivative liability - current portion	3,648	278
Accrued restructuring liability	2,938	2,276
Warranty liability	2,818	2,959
Other	57,831	45,105
	$329,873	$237,132

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2024
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,195	$13,397	$(12,590)	$(70)	$2,932
Facility closure costs and other(2)	81	8,539	(8,614)	—	6
Total	$2,276	21,936	$(21,204)	$(70)	$2,938
Non-cash charges(3)		23,266
Total Provisions(4)		$45,202
(1)    Includes severance and other termination benefits, including outplacement services.
(2)    Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.
(3)    Non-cash charges includes $17.9 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations related to the discontinuation of certain product lines in the P&R and Recon segments and a $5.4 million asset impairment recorded in the first quarter of 2024 associated with a divestiture of a minor product line in P&R.
(4)    Of the Company’s total provisions, $20.9 million and $24.3 million are related to the Prevention & Recovery and Reconstructive segments, respectively.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$973	$8,953	$(7,731)	$—	$2,195
Facility closure costs and other(2)	118	8,388	(8,425)	—	81
Total	$1,091	17,341	$(16,156)	$—	$2,276
Non-cash charges(2)		2,609
Total Provisions(3)		$19,950
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure and optimization of facilities and product lines.
(3) Includes $2.6 million non-cash charges classified as Cost of sales on the Company’s Consolidated Statements of Operations. Of the Company’s total provisions, $13.5 million and $6.4 million are related to the Prevention & Recovery and Reconstructive segments, respectively.

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

	Pension Benefits
	Year Ended December 31,
	2024	2023
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$122,343	$95,075
Acquisitions	917	—
Service cost	4,718	3,709
Interest cost	1,818	2,122
Actuarial loss (gain)(1)	(50)	11,465
Foreign exchange effect	(9,169)	10,946
Transfers in (benefits paid), net(2)	2,118	6,407
Settlements(3)	(14,455)	(8,655)
Other	2,520	1,274
Projected benefit obligation, end of year	$110,760	$122,343
Accumulated benefit obligation, end of year	$106,208	$116,767
Change in plan assets:
Fair value of plan assets, beginning of year	$94,672	$77,696
Actual return on plan assets	8,411	4,173
Employer contribution	3,784	3,632
Foreign exchange effect	(7,031)	8,696
Transfers in (benefits paid), net(2)	2,119	6,407
Settlements(3)	(14,455)	(8,655)
Other	2,776	2,723
Fair value of plan assets, end of year	$90,276	$94,672
Funded status, end of year	$(20,484)	$(27,671)
Amounts recognized on the Consolidated Balance Sheet at December 31:
Current liabilities	$(236)	$(214)
Non-current liabilities	(20,248)	(27,457)
Total	$(20,484)	$(27,671)
(1) The actuarial loss for 2023 is primarily due to the decrease in discount rate in the Swiss market.
(2) Transfers in (benefits paid), net are positive for 2024 and 2023 are due to transfers in for new members.
(3) Settlements were triggered in 2024 and 2023 in our Swiss statutory plans due to large lump sum payments from individuals leaving the plan resulting the recognition of deferred unamortized gains.

As of December 31, 2024 and 2023, all Enovis plans had projected benefit obligations in excess of the fair value of plan assets. The projected benefit obligation decreased by $11.6 million in the year ended December 31, 2024 compared to an increase of $27.3 million in the December 31, 2023. In the year ended December 31, 2024, the decrease was mainly driven by two key factors: settlements of $14.5 million and the exchange rate effect of $9.2 million as a result of the U.S. currency strengthening relative to other currencies. In the year ended December 31, 2023, the increase was mainly driven by two key factors: an actuarial loss of $11.5 million and the exchange rate effect of $10.9 million as a result of the U.S. currency weakening relative to other currencies.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected contributions to the Company’s pension plans for the year ending December 31, 2025 are $3.4 million. The following benefit payments are expected to be paid during each respective fiscal year:

All Plans
(In thousands)
2025	$4,709,321
2026	6,036,871
2027	4,935,172
2028	5,065,581
2029	5,448,008
2030 - 2033	28,691,933

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

	Actual Asset Allocation December 31,		Target
	2024	2023	Allocation
Equity securities	36%	35%	25% - 43%
Fixed income securities	28%	28%	24% - 43%
Cash and cash equivalents	2%	3%	0% - 10%
Other	34%	35%	25% - 45%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17 “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2024
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
Cash and cash equivalents	$—	$1,609	$—	$—	$1,609
Equity securities	—	32,579	—	—	32,579
Non-U.S. government and corporate bonds	—	25,342	—	—	25,342
Other(1)	—		30,746	—	30,746
	$—	$59,530	$30,746	$—	$90,276
(1) Represents diversified portfolio funds, reinsurance contracts and money market funds.

	December 31, 2023
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
Cash and cash equivalents	$—	$2,406	$—	$—	$2,406
Equity securities	—	33,091	—	—	33,091
Non-U.S. government and corporate bonds	—	26,376	—	—	26,376
Other(1)	—	—	32,799	—	32,799
	$—	$61,873	$32,799	$—	$94,672

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) Represents diversified portfolio funds, reinsurance contracts and money market funds.

The following table sets forth the components of Net periodic benefit cost (income) and Other comprehensive (gain) loss of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits
	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$4,718	$3,709	$4,703
Interest cost	1,818	2,122	1,821
Amortization	(94)	(1,759)	1,187
Settlement gain	(1,183)	(578)	—
Other	—	—	(20)
Expected return on plan assets	(2,907)	(3,032)	(4,789)
Net periodic benefit cost (income)	$2,352	$462	$2,902
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial (gain) loss	$(5,111)	$9,478	$(14,728)
Current year prior service cost	(345)	(1,448)	221
Less amounts included in net periodic benefit (income) cost:
Amortization of net (gain) loss	12	1,839	(1,135)
Settlement/divestiture/other gain	1,183	578	—
Amortization of prior service cost	82	(80)	(52)
Total recognized in Other comprehensive (gain) loss	$(4,179)	$10,367	$(15,694)

The components of net unrecognized pension benefit cost included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets that have not been recognized as a component of Net periodic benefit (income) cost are as follows:

	December 31,
	2024	2023
	(In thousands)
Net actuarial gain	$(8,660)	$(4,681)
Prior service (income) cost	(1,283)	(1,084)
Total	$(9,943)	$(5,765)

The key economic assumptions used in the measurement of the Company’s pension benefit obligations are as follows:

	December 31,
	2024	2023
Weighted-average discount rate for all plans	1.2%	1.5%
Weighted-average rate of increase in compensation levels for active plans	1.3%	1.5%

The key economic assumptions used in the computation of Net periodic benefit (income) cost are as follows:

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2024	2023	2022
Weighted-average discount rate:
All plans	1.4%	2.1%	1.7%
Weighted-average expected return on plan assets:
All plans	3.1%	3.5%	4.3%
Weighted-average rate of increase in compensation levels for active plans	1.5%	1.5%	1.7%

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

The Company maintains defined contribution plans for its employees. The Company’s expense in continuing operations for the years ended December 31, 2024, 2023 and 2022 was $8.6 million, $8.1 million and $6.6 million, respectively.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s term loan and revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the 2024 Term Loan, and the Revolver, was $1.4 billion and $0.6 billion as of December 31, 2024 and December 31, 2023, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of December 31, 2024, the Company held $17.3 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the year ended December 31, 2024, the Company recorded a net $8.7 million reduction in contingent consideration primarily due to $7.7 million in settlement of revenue-based contingent consideration arrangements.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross range of outcomes for contingent consideration arrangements that have a fixed limit is zero to $9.0 million. There is one contingent consideration arrangement as of December 31, 2024 that has no limit and is based on a percentage of sales in excess of a benchmark over a five-year period.

Additionally, in conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares were issuable in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The initial fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, recorded in Accrued liabilities, is adjusted to fair value each reporting period with the adjustments reflected in Other income, net in the Consolidated Statement of Operations. The fair value adjustments resulted in a gain of $20.1 million for the year ended December 31, 2024. The fair value of the Contingent Acquisition Shares liability is Level One in the fair value hierarchy as it is determined using quoted market prices. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024 and the second tranche of Contingent Acquisition Shares was issued on January 15, 2025.

There were no other transfers in or out of Level One, Two or Three during the year ended December 31, 2024.

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions, net	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level One	$—	$107,877	$(19,679)	$—	$(45,576)	$—	$42,622
Contingent Consideration - Level Three	26,026	(499)	—	33	(7,691)	(554)	17,315
Total Contingent Consideration	$26,026	$107,378	$(19,679)	$33	$(53,267)	$(554)	$59,937

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of December 31, 2024 and 2023, the fair values of these plans were $17.0 million and $14.4 million, respectively. These plans are deemed to be Level Two within fair value hierarchy.

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

The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in Unrealized gain (loss) on hedging activities, net of tax within the Company’s Consolidated Statements of Comprehensive Income (Loss) until the underlying third party transaction occurs. When the underlying third-party transaction occurs, the Company recognizes the gain or loss in earnings within Cost of Sales in its Consolidated Statements of Operations. The contracts are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

At December 31, 2024, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $1.0 billion and a U.S. Dollar aggregate notional amount of $50.7 million. During the year ended December 31, 2024, the Company recognized a realized loss of $0.6 million on its Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. At December 31, 2023, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $840.0 million and a U.S. Dollar aggregate notional amount of $47.9 million. During the year ended December 31, 2023, the Company recognized a realized gain of $0.2 million on its Consolidated

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Operations related to its forward currency contracts designated as cash flow hedges. There were no forward currency contracts designated as cash flow hedges for the year ended December 31, 2022.

Net Investment Hedges

On April 18, 2023, the Company entered into cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts had a Swiss Franc notional amount of approximately ₣403 million and a U.S. Dollar aggregate notional amount of $450 million. In April 2024, the ₣403 million cross-currency swap agreements designated as net investment hedges were de-designated and settled for $4.6 million which is reflected as a cash outflow within investing activities in the Consolidated Statements of Cash Flows. The $0.7 million gain on settlement is reported in the Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment.

On April 8, 2024, April 12, 2024, and July 2, 2024, the Company entered into additional cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣1.2 billion and a U.S. Dollar aggregate notional amount of $1.4 billion as of December 31, 2024.

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

During the years ended December 31, 2024 and 2023, the Company received interest income on its cross-currency swap derivatives of $32.5 million and $7.3 million, respectively, which is included within Interest expense, net in the Consolidated Statements of Operations. There were no Cross-currency swaps designated as net investment hedges for the year ended December 31, 2022.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(In thousands)
Gain (loss) on cross-currency swaps	$10,945	$(36,893)
Gain (loss) on forward currency contracts	(4,151)	247
	$6,794	$(36,646)

Non-Designated Hedging Instruments

The Company also used non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition which closed on January 3, 2024. In the first quarter of 2024, the Company recorded a loss of $11.1 million on its Consolidated Statements of Operations related to the exchange rate movements over the first three days of 2024. In the fourth quarter of 2023, the Company recorded a gain of $24.3 million on its Consolidated Statements of Operations. The gain or loss is recorded in Other income, net on the Consolidated Statements of Operations. From inception of the forward contracts on October 4, 2023 through settlement at the closing of the Lima Acquisition on January 3, 2024, the foreign currency forward contracts resulted in an overall realized gain of $13.2 million.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and 2023:

		December 31,
(In thousands)	Location on Consolidated Balance Sheets (1)	2024	2023
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$—	$432
Cross-currency swaps	Other current assets	35,376	10,061
		35,376	10,493
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	—	24,311
Total Derivative Assets		$35,376	$34,804

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$2,631	$278
Cross-currency swaps	Accrued liabilities	1,017	—
Cross-currency swaps	Other long-term liabilities	55,463	46,953
Total Derivative Liabilities		$59,111	$47,231

(1) The Company classifies derivative assets and liabilities as current when the settlement date of the contract is one year or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers that represent more than 10% of the Company’s Trade receivables, net as of December 31, 2024 and 2023.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had $130.6 million of unconditional purchase obligations with suppliers, all of which is expected to be paid by December 31, 2025.

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

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA. Net sale represents revenue from external customers. There are no revenues from transactions between our segments reported in our segment measures of profitability. There are certain costs incurred centrally which are allocated to the segments generally using the proportionate share of net sales. Adjusted EBITDA excludes from Net income (loss) from continuing operations the effect of Income tax expense (benefit); Other income, net; non-operating (gain) loss on investments; debt extinguishment charges; interest expense, net; restructuring and other charges; MDR and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; insurance settlement (gain) loss; goodwill impairment charges; and fair value charges on acquired inventory. The chief operating decision maker is a group, which includes both the Company’s Chief Executive Officer and Chief Financial Officer. The chief operating decision maker uses Adjusted EBITDA because this measure assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Prevention & Recovery:
Net sales	$1,097,957	$1,076,776	$1,027,628
Segment cost of sales	523,586	516,616	507,821
Segment research and development	35,745	35,075	33,465
Segment operating expense	399,620	394,772	369,388
Total segment expenses	958,951	946,463	910,674
Add: Depreciation	20,590	22,188	24,390
Adjusted EBITDA (non-GAAP)	$159,596	$152,501	$141,344

Reconstructive:
Net sales	$1,009,666	$630,421	$535,473
Segment cost of sales	333,624	197,039	171,628
Segment research and development	55,553	40,256	27,362
Segment operating expense	500,274	337,804	294,047
Total segment expenses	889,451	575,099	493,037
Add: Depreciation	96,708	61,404	52,290
Adjusted EBITDA (non-GAAP)	$216,923	$116,726	$94,726

Total:
Net sales	$2,107,623	$1,707,197	$1,563,101
Adjusted EBITDA (non-GAAP)	$376,519	$269,227	$236,070

Segment operating expense includes sales, commissions, marketing, customer service, and general and administrative overhead costs. These categories include: employee costs such as salary, wages, and benefits, bonuses and incentives; information technology and communication costs; office and site costs such as rent and utilities, insurance, office supplies, equipment and depreciation; and legal, accounting, and compliance costs.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Depreciation, amortization and impairment
Prevention & Recovery	$427,893	$115,752	$104,458
Reconstructive	499,938	101,357	98,507
Total depreciation, amortization and impairment	$927,831	$217,109	$202,965

Capital expenditures:
Prevention & Recovery	$34,004	$26,356	$25,140
Reconstructive	146,710	95,867	74,407
Total capital expenditures	$180,714	$122,223	$99,547

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) The following is a reconciliation of Loss from continuing operations before income taxes to Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Loss from continuing operations before income taxes	$(822,924)	$(67,128)	$(2,069)
Restructuring and other charges(1)	45,202	19,950	18,960
MDR and other costs(2)	19,482	27,400	16,709
Strategic transaction costs	78,291	38,250	61,024
Stock-based compensation	29,687	32,079	31,493
Depreciation and other amortization	117,298	83,592	76,664
Amortization of acquired intangibles	165,533	133,517	126,301
Goodwill impairment charge	645,000	—	—
Insurance settlement gain(3)	—	—	(36,705)
Inventory step-up	51,745	148	12,802
Interest expense, net	57,100	19,749	24,052
Debt extinguishment charges	—	7,333	20,396
Gain on investment in ESAB Corporation	—	—	(102,669)
Gain on cost basis investment	—	—	(8,800)
Other income, net	(9,895)	(25,663)	(2,088)
Adjusted EBITDA (non-GAAP)	$376,519	$269,227	$236,070
(1) Restructuring and other charges includes $17.9 million, $2.6 million and $1.7 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union MDR. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(3) Insurance settlement gain is related to the 2019 acquisition of DJO.

	December 31,
	2024	2023
	(In thousands)
Total assets(1):
Prevention & Recovery	$1,955,138	$2,414,014
Reconstructive	2,763,639	2,095,320
Total	$4,718,777	$4,509,334
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net sales by origin(1):
United States	$1,245,676	$1,152,360	$1,062,765
Foreign locations	861,947	554,837	500,336
Total	$2,107,623	$1,707,197	$1,563,101
(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2024	2023
	(In thousands)
Property, plant and equipment, net(1):
United States	$191,118	$179,146
Italy	74,376	819
Switzerland	42,976	45,995
Germany	30,288	20,147
France	8,451	5,529
Mexico	7,046	8,006
Other foreign locations	50,245	11,156
Total	$404,500	$270,798
(1) As the Company does not allocate all long-lived assets (specifically intangible assets) to each individual country, evaluation of long-lived assets in total is impracticable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 excluded Lima, which was acquired by the Company in January 2024. The total assets and net sales of Lima represents 21 percent and 15 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report, which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

Item 9B. Other Information

During the fiscal year ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

During the fiscal year ended December 31, 2023, Matthew L. Trerotola, the Company’s Chief Executive Officer and Chair of the Company’s Board of Directors, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on December 8, 2022 for the sale of up to 6,000 shares of Company common stock until December 8, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. The following information with respect to our board of directors is presented as of February 26, 2025:

Name	Age	Position at Enovis	Principal Employment
Matthew L. Trerotola	57	Chief Executive Officer and Chair of the Board of Directors	Same
Brady Shirley	59	Director	Retired
Liam J. Kelly	58	Director	Chairman, President and Chief Executive Officer of Teleflex Incorporated
Philip Okala	56	Director	Chief Operating Officer of Tufts Medicine
A. Clayton Perfall	66	Director	Retired
Rajiv Vinnakota	53	Director	President of the Institute for Citizens & Scholars (formerly the Woodrow Wilson National Fellowship Foundation)
Sharon Wienbar	63	Lead Independent Director	Retired
Dr. Christine Ortiz	54	Director	Morris Cohen Professor of Materials Science and Engineering at the Massachusetts Institute of Technology
Angela S. Lalor	59	Director	Retired
Barbara Bodem	57	Director	Retired

Additional information regarding our Directors, Audit Committee and, if required, compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2025 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2025 Proxy Statement”).

We have adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, contractors, consultants and other persons designated by the Company that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the New York Stock Exchange. A copy of our insider trading policy is filed as exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2025 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

(2) Schedules. An index of Exhibits and Schedules begins on page 114 of this report. Schedules other than those listed have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

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

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.
2.3	Share Purchase Agreement, dated September 22, 2023, between the Company and Emil Holding II S.a.r.l.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on September 28, 2023
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8,2022
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024
3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.02 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
4.2	Description of Securities registered under Section 12 of the Exchange Act	Filed herewith
4.3	Indenture, dated October 24, 2023, between the Company and U.S. Bank Trust Company, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on October 25, 2023
4.4	Form of 3.875% Convertible Senior Note due 2028	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on October 25, 2023
10.1	2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016
10.2	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.3	Form of Non-Qualified Stock Option Agreement for officers with retirement provision *	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.4	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017

Exhibit No.	Description	Location
10.5	Form of Non-Qualified Stock Option Agreement for non-officers with retirement provision*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.6	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.7	Form of Performance Stock Unit Agreement with retirement provision*	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.8	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.9	Form of Restricted Stock Unit Agreement with retirement provisions*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.10	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.11	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.12	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.13	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.14	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.15	2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.16	First Amendment to 2020 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s form 8-K (File No. 001-34045) as filed with the SEC on June 13, 2022
10.17	Second Amendment to 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024
10.18	Form of Non-Qualified Stock Option Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.19	Form of Non-Qualified Stock Option Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.20	Form of Non-Qualified Stock Option Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.21	Form of Performance Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.22	Form of Performance Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020

Exhibit No.	Description	Location
10.23	Form of Restricted Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.24	Restricted Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.25	Form of Restricted Stock Unit Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.26	Form of Retention Restricted Stock Unit Agreement (2020 Plan)*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.27	Form of Option Award Agreement (for awards on or after January 1, 2025) (2020 Plan)*	Filed herewith
10.28	Form of Restricted Stock Unit Agreement (for awards on or after January 1, 2025) (2020 Plan)*	Filed herewith
10.29	Form of Performance Restricted Stock Unit Agreement (for awards on or after January 1, 2025) (2020 Plan)*	Filed herewith
10.30	Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.31	Amendment No. 1 to Amended and Restated Excess Benefit Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.32	Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.33	Amendment No. 1 to Nonqualified Deferred Compensation Plan, effective as of February 13, 2017*	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.34	Amendment No. 2 to Nonqualified Deferred Compensation Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.35	Amendment No. 3 to Nonqualified Deferred Compensation Plan, effective as of December 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 22, 2022
10.36	Amendment No. 4 to Nonqualified Deferred Compensation Plan, effective as of January 1, 2022*	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K (File. No. 001-34045) as filed with the SEC on February 22, 2022
10.37	Employment Agreement between Matthew L. Trerotola and the Company*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015
10.38	Employment Agreement between the Company and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.39	Letter Agreement between the Company and Phillip Benjamin Berry, dated December 31, 2022*	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on March 1, 2023
10.40	Form of Indemnification Agreement between the Company and each of its directors and executive officers*	Incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008

Exhibit No.	Description	Location
10.41	Form of Change in Control Agreement*	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 29, 2020
10.42	Annual Incentive Plan, as amended and restated April 3, 2020*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 9, 2020
10.43	Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
10.44	Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.45	Amendment No. 1 to the Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File 333-148486) as filed with the SEC on February 16, 2018
10.46	Credit Agreement, dated April 4, 2022, by and among the Company, as the lead borrower, certain subsidiaries of the Company identified therein as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Citizens Bank, N.A., BNP Paribas, Bank of Montreal and Wells Fargo Bank, National Association, as co-syndication agents, and joint bookrunners and joint lead arrangers named therein	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.47	Amendment No. 1 to Credit Agreement, dated October 23, 2023, by and among the Company, the lenders and guarantors party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on October 25, 2023
10.48	Transition Services Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.49	Tax Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.50	Employee Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.51	Intellectual Property Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.52	EBS License Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.53	Letter Agreement between the Company and Patricia Lang, dated December 17, 2018*	Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on March 1, 2023
10.54	Enovis Corporation 2023 Non-Qualified Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2023
10.55	Form of Capped Call Confirmation entered into with Initial Purchasers of 3.875% Convertible Notes	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on October 25, 2023
10.56	Registration Rights Agreement, dated January 3, 2024, by and between the Company and Emil Holding II S.a.r.l.	Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K (File No.001-34045) as filed with the SEC on February 22, 2024

Exhibit No.	Description	Location
19.1	Enovis Corporation Insider Trading Policy	Filed herewith
21.1	Subsidiaries of registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Enovis Corporation Policy for Recovery of Erroneously Awarded Compensation, effective as of September 20, 2023	Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 22, 2024
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 is formatted in Inline XBRL (included as Exhibit 101).	Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2025.

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
Date:     February 26, 2025

/s/ MATTHEW L. TREROTOLA
Matthew L. Trerotola
Chair of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ PHILLIP B. BERRY
Phillip B. Berry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN KLECKNER
John Kleckner
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ BRADY R. SHIRLEY
Brady R. Shirley
Director

/s/ DR. CHRISTINE ORTIZ
Dr. Christine Ortiz
Director

/s/ ANGELA S. LALOR
Angela S. Lalor
Director

/s/ LIAM J. KELLY
Liam J. Kelly
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ BARBARA BODEM
Barbara Bodem
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Director

/s/ PHILIP OKALA
Philip Okala
Director

ENOVIS CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Charged to Other Accounts(2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2024:
Allowance for credit losses	$9,731	$10,617	$8,893	$(4,145)	$(630)	$24,466
Valuation allowance for deferred tax assets	101,650	52,815	4,789	—	(2,811)	156,443
Year Ended December 31, 2023:
Allowance for credit losses	7,965	4,836	—	(3,221)	151	9,731
Valuation allowance for deferred tax assets	93,542	4,646	—	—	3,462	101,650
Year Ended December 31, 2022:
Allowance for credit losses	6,589	2,552	—	(963)	(213)	7,965
Valuation allowance for deferred tax assets	111,812	(12,126)	537	—	(6,681)	93,542
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    Represent fair value adjustments related to acquisitions, as well as amounts charged to Goodwill and reclassifications to deferred tax asset accounts.

S-1