Form 10-Q
period 2025-04-04
Enovis CORP
filed 2025-05-08
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2025
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 2, 2025, there were 57,123,051 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 4, 2025	March 29, 2024
Net sales	$558,834	$516,266
Cost of sales	226,605	218,370
Gross profit	332,229	297,896
Selling, general and administrative expense	269,019	255,691
Research and development expense	28,528	23,377
Amortization of acquired intangibles	41,812	40,931
Purchase of royalty interest	35,777	—
Restructuring and other charges	3,862	12,911
Operating loss	(46,769)	(35,014)
Interest expense, net	9,188	19,996
Other expense, net	1,392	24,235
Loss from continuing operations before income taxes	(57,349)	(79,245)
Income tax benefit	(1,769)	(7,404)
Net loss from continuing operations	(55,580)	(71,841)
Loss from discontinued operations, net of taxes	(125)	—
Net loss	(55,705)	(71,841)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	261	157
Net loss attributable to Enovis Corporation	$(55,966)	$(71,998)
Net income (loss) per share - basic and diluted
Continuing operations	$(0.98)	$(1.32)
Discontinued operations	$—	$—
Consolidated operations	$(0.98)	$(1.32)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 4, 2025	March 29, 2024
Net loss	$(55,705)	$(71,841)
Other comprehensive income (loss):
Foreign currency translation	104,928	(65,490)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $(13,055) and $7,701	(41,493)	24,791
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension net actuarial gain (loss), net of tax expense (benefit) of $(12) and $(7)	(26)	(35)
Reclassification of hedging gain (loss), net of tax expense (benefit) of $(118) and $58	(385)	186
Other comprehensive income (loss)	63,024	(40,548)
Comprehensive income (loss)	7,319	(112,389)
Less: comprehensive income attributable to noncontrolling interest	383	106
Comprehensive income (loss) attributable to Enovis Corporation	$6,936	$(112,495)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	April 4, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,460	$48,167
Trade receivables, less allowance for credit losses of $26,846 and $24,466	435,618	407,031
Inventories, net	585,911	547,120
Prepaid expenses	42,494	36,246
Other current assets	115,698	107,882
Total current assets	1,218,181	1,146,446
Property, plant and equipment, net	426,288	404,500
Goodwill	1,733,334	1,692,709
Intangible assets, net	1,344,547	1,317,429
Lease asset - right of use	65,949	68,915
Other assets	86,735	88,778
Total assets	$4,875,034	$4,718,777

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,028	$20,027
Accounts payable	188,149	179,098
Accrued liabilities	269,246	329,873
Total current liabilities	477,423	528,998
Long-term debt, less current portion	1,367,537	1,309,473
Non-current lease liability	49,161	52,461
Other liabilities	360,695	263,516
Total liabilities	2,254,816	2,154,448
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 57,118,641 and 55,876,517 shares issued and outstanding as of April 4, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	3,021,690	2,973,121
Accumulated deficit	(338,989)	(283,023)
Accumulated other comprehensive loss	(64,990)	(127,892)
Total Enovis Corporation equity	2,617,768	2,562,262
Noncontrolling interest	2,450	2,067
Total equity	2,620,218	2,564,329
Total liabilities and equity	$4,875,034	$4,718,777

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	55,876,517	$56	$2,973,121	$(283,023)	$(127,892)	$2,067	$2,564,329
Net income (loss)	—	—	—	(55,966)	—	261	(55,705)
Other comprehensive income, net of tax benefit of $(13,185)	—	—	—	—	62,902	122	63,024
Common stock issued for acquisition	971,343	1	44,409	—	—	—	44,410
Payments of tax withholding for stock-based awards	—	—	(3,447)	—	—	—	(3,447)
Common stock-based award activity	270,781		7,607	—	—	—	7,607
Balance at April 4, 2025	57,118,641	$57	$3,021,690	$(338,989)	$(64,990)	$2,450	$2,620,218

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	54,597,142	$55	$2,900,747	$542,471	$(24,881)	$2,309	$3,420,701
Net income (loss)	—	—	—	(71,998)	—	157	(71,841)
Other comprehensive loss, net of tax of $7,752	—	—	—	—	(40,497)	(51)	(40,548)
Payments of tax withholding for stock-based awards	—	—	(4,772)	—	—	—	(4,772)
Common stock-based award activity	243,439	—	7,302	—	—	—	7,302
Balance at March 29, 2024	54,840,581	$55	$2,903,277	$470,473	$(65,378)	$2,415	$3,310,842

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 4, 2025	March 29, 2024
Cash flows from operating activities:
Net loss	$(55,705)	$(71,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,435	73,404
Stock-based compensation expense	7,407	6,431
Non-cash interest expense	1,348	1,245
Fair value loss on contingent acquisition shares	1,787	13,443
Loss on currency hedges	—	11,123
Deferred income tax benefit	(1,769)	(9,966)
(Gain) loss on sale of property, plant and equipment	(527)	265
Changes in operating assets and liabilities:
Trade receivables, net	(15,977)	(12,009)
Inventories, net	(23,295)	(11,051)
Accounts payable	4,189	(11,752)
Other operating assets and liabilities	9,511	(25,448)
Net cash used in operating activities	(1,596)	(36,156)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(43,262)	(36,928)
Payments for acquisitions, net of cash received, and investments	(18,858)	(760,914)
Cash received upon settlement of derivatives	1,601	—
Net cash used in investing activities	(60,519)	(797,842)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	400,000
Repayments of borrowings under term credit facility	(5,000)	(5,000)
Proceeds from borrowings on revolving credit facilities and other	72,000	480,000
Repayments of borrowings on revolving credit facilities and other	(10,438)	(1,956)
Payment of debt issuance costs	—	(703)
Payments of tax withholding for stock-based awards	(3,447)	(4,772)
Proceeds from issuance of common stock, net	341	871
Deferred consideration payments and other	(2,265)	(3,900)
Net cash provided by financing activities	51,191	864,540
Effect of foreign exchange rates on Cash and cash equivalents	1,217	(828)
Increase (decrease) in Cash and cash equivalents	(9,707)	29,714
Cash and cash equivalents, beginning of period	48,167	44,832
Cash and cash equivalents, end of period	$38,460	$74,546

Supplemental disclosures - Non-cash investing activities:
Fair value of contingently issuable shares in business acquisition	$—	$107,877

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

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. The Condensed Consolidated Balance Sheet as of December 31, 2024 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on February 26, 2025.

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

2. Recently Issued Accounting Pronouncements

The Company adopted (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as of December 31, 2024. The adoption did not have a material impact on the Company’s Consolidated Financial Statements but did require updates to the presentation of certain information for the Company’s segment disclosures. See Note 13 “Segment Information” for additional information regarding the updates made.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's quarterly consolidated financial statements.

3. Acquisitions and Investments

2025 Acquisitions

In the first quarter of 2025, the Company completed five bolt-on acquisitions for $30.0 million total purchase consideration, including deferred consideration and estimated contingent consideration. Three acquisitions are in the Prevention & Recovery segment and two are in the Reconstructive segment.

For the acquisitions in P&R, the Company paid a total of $7.1 million, net of cash received, and estimated contingent consideration for future expected payments of $1.9 million to acquire two companies. Additionally, the Company paid $6.5 million in cash and recorded a $8.3 million deferred consideration liability for an asset acquisition. The acquisitions added complementary product offerings to the P&R segment.

For the acquisitions in Recon, the Company paid a total of $5.3 million, net of cash received, and estimated contingent consideration for future expected payments of $0.9 million to acquire two companies, both of which are distribution partners for the Company’s surgical implant products in Europe.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The business acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition dates. The Company preliminarily recorded approximately $30.9 million in definite-lived intangible assets associated with the acquisitions. Purchase accounting procedures are ongoing and revisions may be recorded in future periods during the measurement period.

2024 Acquisitions

On January 3, 2024, the Company acquired LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company, at an enterprise value of €800 million (the “Lima Acquisition”), consisting of (i) approximately €700 million in cash consideration, which includes the repayment at closing of certain indebtedness of Lima and (ii) 1,942,686 shares of common stock of Enovis, par value $0.001 per share (the “Contingent Acquisition Shares”), based upon a €100 million value divided by the 30-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares were issuable in two equal tranches within six and twelve months of the acquisition date upon non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The first tranche of Contingent Acquisition Shares was issued to the seller on July 16, 2024 and the second tranche was issued on January 15, 2025. The cash paid for acquisition was $757.7 million, net of acquired cash. Since the acquisition occurred at the beginning of 2024, the results of operations are fully included in both periods presented, and the purchase accounting was finalized as of December 31, 2024. See Note 5, “Acquisitions” in the Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K for further information regarding the Lima Acquisition.

The Company also completed one asset acquisition in its Reconstructive segment in the second quarter of 2024 and one business acquisition in its Prevention & Recovery segment in the third quarter of 2024 for aggregate purchase consideration of $4.0 million.

Investments

As of April 4, 2025, the balance of investments held by the Company without readily determinable fair values was $20.4 million. The majority of these investments are carried at cost less impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

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

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$115,086	$104,574
U.S. Other P&R	66,622	66,350
International P&R	90,876	88,089
Total Prevention & Recovery	272,584	259,013
Reconstructive:
U.S. Recon	137,877	123,735
International Recon	148,373	133,518
Total Reconstructive	286,250	257,253
Total	$558,834	$516,266

ENOVIS CORPORATION
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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 4, 2025
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions, net	Other Activity, net (1)	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$24,466	$2,263	$(636)	$110	$643	$26,846
(1) Represents fair value adjustments related to acquisitions

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(55,841)	$(71,998)
Weighted-average shares of Common stock outstanding – basic	56,791,836	54,686,775
Net income (loss) per share from continuing operations – basic	$(0.98)	$(1.32)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(55,841)	$(71,998)
Weighted-average shares of Common stock outstanding – basic	56,791,836	54,686,775
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—
Weighted-average shares of Common stock outstanding – diluted	56,791,836	54,686,775
Net income (loss) per share from continuing operations – diluted	$(0.98)	$(1.32)
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the continuing operations component of the income attributable to noncontrolling interest, net of taxes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the potentially dilutive shares of Common stock from stock-based compensation awards excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share (“Anti-dilutive shares”):

	Three Months Ended
	April 4, 2025	March 29, 2024
Anti-dilutive shares	1,867,454	835,218

In conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The first tranche of Contingent Acquisition Shares was issued to the seller on July 16, 2024 and the second tranche was issued on January 15, 2025. The Contingent Acquisition Shares were only included in the weighted-average calculation of basic shares when there were no circumstances the shares would not be issued.

6. Income Taxes

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Loss from continuing operations before income taxes	$(57,349)	$(79,245)
Income tax benefit	$(1,769)	$(7,404)
Effective tax rate:	3.1%	9.3%

The effective tax rate for the three months ended April 4, 2025 was lower than the 2025 federal statutory rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the three months ended March 29, 2024 was lower than the 2024 U.S. federal statutory rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of April 4, 2025, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the three months ended April 4, 2025 and March 29, 2024. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2025	$8,412	$(113,664)	$(22,640)	$(127,892)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	8	—	—	8
Foreign currency translation adjustment	(3)	104,809	—	104,806
Loss on hedge activity	—	—	(41,493)	(41,493)
Other comprehensive income (loss) before reclassifications	5	104,809	(41,493)	63,321
Amounts reclassified from Accumulated other comprehensive income (loss)	(34)	—	(385)	(419)
Net Other comprehensive income (loss)	(29)	104,809	(41,878)	62,902
Balance at April 4, 2025	$8,383	$(8,855)	$(64,518)	$(64,990)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2024	$5,008	$(2,016)	$(27,873)	$(24,881)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(396)	(65,043)	—	(65,439)
Gain on hedge activity	—	—	24,791	24,791
Other comprehensive income (loss) before reclassifications	(396)	(65,043)	24,791	(40,648)
Amounts reclassified from Accumulated other comprehensive income (loss)	(35)	—	186	151
Net Other comprehensive income (loss)	(431)	(65,043)	24,977	(40,497)
Balance at March 29, 2024	$4,577	$(67,059)	$(2,896)	$(65,378)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Inventories, Net

Inventories, net consisted of the following:

	April 4, 2025	December 31, 2024
	(In thousands)
Raw materials	$101,159	$99,636
Work in process	49,702	49,996
Finished goods	519,682	483,582
	670,543	633,214
Less: Allowance for excess, slow-moving and obsolete inventory	(84,632)	(86,094)
	$585,911	$547,120

9. Debt

Long-term debt consisted of the following:

	April 4, 2025	December 31, 2024
	(In thousands)
Term loan	$372,649	$377,345
Senior unsecured convertible notes	449,806	449,051
Revolving credit facilities and other	565,110	503,104
Total debt	1,387,565	1,329,500
Less: current portion	(20,028)	(20,027)
Long-term debt	$1,367,537	$1,309,473

Term Loan and Revolving Credit Facility

The Company’s credit agreement (the “Enovis Credit Agreement”) consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan in an aggregate principal amount of $400 million, which was funded on January 3, 2024, the date the Lima Acquisition was consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $5 million each quarter, and matures on April 4, 2027 (the “2024 Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the 2024 Term Loan Facility) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of April 4, 2025, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of April 4, 2025, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 6.17% excluding accretion of deferred financing fees, and there was $335 million available on the Revolver.

Convertible Notes and Capped Calls

The Company has $460 million aggregate principal senior unsecured convertible notes that were issued in October 2023 via a private placement pursuant to Rule 144A in conjunction with the financing for the Lima Acquisition (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year,

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the three months ended April 4, 2025, the interest expense on the 2028 Notes was $15.1 million, including $13.2 million based upon the coupon rate and $1.9 million from accretion of the discount.

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

In addition, holders may convert their 2028 Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after April 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. The conversion rate is 17.1474 shares of common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $58.32 per share of common stock), subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the 2028 Notes. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at its election, in respect of the remainder. There have been no redemptions or conversions of the 2028 Notes.

The Company also entered into privately negotiated capped call transactions in October 2023 with certain of the initial purchasers of the 2028 Notes in conjunction with the financing for the Lima Acquisition. The capped call transactions are intended generally to mitigate potential dilution to the Company’s common stock upon conversion of any Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. If, however, the market price per share of common stock exceeds $89.72, the initial cap price of the capped call transactions, there would be a dilutive effect and/or no offset of any cash payments, in each case, attributable to the amount by which the market price of the common stock exceeds the cap price.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $40.1 million were outstanding as of April 4, 2025.

Deferred Financing Fees

As of April 4, 2025, the Company has $3.2 million in deferred financing fees included in Other assets related to the Revolver and $12.5 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the 2024 Term Loan and the 2028 Notes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	April 4, 2025	December 31, 2024
	(In thousands)
Accrued compensation and related benefits	$69,895	$85,989
Accrued third-party commissions	32,983	34,602
Lease liability - current portion	22,142	22,340
Accrued taxes	19,732	21,341
Accrued rebates	15,097	19,964
Accrued interest	11,737	5,841
Purchase of royalty interest	11,140	—
Accrued professional fees	10,009	5,003
Contingent consideration - current portion	8,656	49,719
Accrued royalties	7,061	6,296
Accrued freight	6,232	5,314
Customer advances and billings in excess of costs incurred	5,872	6,229
Warranty liability	2,662	2,818
Accrued restructuring liability	1,746	2,938
Derivative liability – current portion	517	3,648
Other	43,765	57,831
	$269,246	$329,873

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 4, 2025
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,932	$3,527	$(4,721)	$1	$1,739
Facility closure costs and other(2)	6	335	(334)	—	7
Total	$2,938	3,862	$(5,055)	$1	$1,746
Non-cash charges(2)		46
Total Provisions(3)		$3,908
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of office sites, shared service centers, and manufacturing facilities.
(3) For the three months ended April 4, 2025, $2.9 million and $1.0 million of the Company’s total provisions were related to the P&R and Recon segments, respectively.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s term loan and revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the 2024 Term Loan, and the Revolver, was $1.3 billion and $1.4 billion as of April 4, 2025 and December 31, 2024, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of April 4, 2025, the Company held $18.3 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the three months ended April 4, 2025, the Company recorded a net increase in contingent consideration primarily due to $2.8 million from bolt-on acquisitions closed in the first quarter of 2025, partially offset by payments from a prior acquisition.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $6.7 million. There is one contingent consideration arrangement remaining that has no limit and is based on a percentage of sales in excess of benchmark through 2027.

Additionally, in conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The Contingent Acquisition Shares liability has been fully settled with the first tranche of Contingent Acquisition Shares issued to the seller on July 16, 2024 and the second tranche issued on January 15, 2025. The liability, which was recorded in Accrued liabilities, was adjusted to fair value each reporting period with the adjustments reflected in Other expense, net in the Condensed Consolidated Statement of Operations. The fair value adjustments were losses of $1.8 million and $13.4 million for the three months ended April 4, 2025 and three months ended March 29, 2024, respectively. The fair value of the Contingent Acquisition Shares liability was Level One in the fair value hierarchy as it is determined using the quoted market prices.

There were no transfers in or out of Level One, Two or Three during the three months ended April 4, 2025.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level One	$42,622	$—	$1,787	$—	$(44,409)	$—	$—
Contingent Consideration - Level Three	17,315	2,844	—	—	(1,965)	149	18,343
Total Contingent Consideration	$59,937	$2,844	$1,787	$—	$(46,374)	$149	$18,343

Purchase of royalty interest liability

In the first quarter of 2025, the Company entered into agreements to buyout the economic interest in future royalty payments under existing product development agreements related to certain of the Company’s U.S. reconstructive products. The gross payout under such agreements is $43.8 million, which will be paid over seven years. The Company recorded a discounted liability and charge to the Condensed Consolidated Statements of Operations of $35.8 million, of which $11.1 million is recorded in Accrued liabilities and the non-current portion is recorded in Other liabilities on the Condensed Consolidated Balance Sheet.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of April 4, 2025 and December 31, 2024 the fair value of these plans were $16.1 million and $17.0 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

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

The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in Unrealized gain (loss) on hedging activities, net of tax within the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, the Company recognizes the gain or loss in earnings within Cost of Sales in its unaudited Condensed Consolidated Statements of Operations. The contracts are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

At April 4, 2025, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately 763.0 million and a U.S. Dollar aggregate notional amount of $37.6 million. During the three months ended April 4, 2025, the Company recognized a realized loss of $1.1 million on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. At March 29, 2024, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately 630.0 million and a U.S. Dollar aggregate notional amount of $35.9 million. During the three months ended March 29, 2024, the Company recognized a realized gain of $0.1 million on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges.

Net Investment Hedges

The Company has cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualified as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣1.22 billion and a U.S. Dollar aggregate notional amount of $1.35 billion as of April 4, 2025.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company received interest income on its cross-currency swap derivatives of $12.2 million and $2.6 million for the three months ended April 4, 2025 and three months ended March 29, 2024, respectively, which is included within Interest expense, net in the Condensed Consolidated Statements of Operations. The increased benefit reflects increased hedging activity entered into during the third quarter of 2024.

In January 2025, cross-currency swap agreements designated as net investment hedges with a ₣272 million Swiss Franc notional amount were de-designated and settled for a $1.6 million cash inflow reflected within investing activities in the Consolidated Statements of Cash Flows. The $2.5 million gain on settlement is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. The Company contemporaneously entered into new cross-currency swap agreements for the same Swiss Franc notional amount and designated them as a hedge of its net investment in its Swiss Franc-denominated subsidiaries.

In April 2024, cross-currency swap agreements designated as net investment hedges with a ₣403 million Swiss Franc notional amount were de-designated and settled for a $4.6 million cash outflow reflected within investing activities in the Consolidated Statements of Cash Flows. The $0.7 million gain on settlement is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. The Company contemporaneously entered into new cross-currency swap agreements for the same Swiss Franc notional amount and designated them as a hedge of its net investment in its Swiss Franc-denominated subsidiaries.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three months ended April 4, 2025 and March 29, 2024:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Gain (loss) on cross-currency swaps	$(57,935)	$31,391
Gain on forward currency contracts	2,883	1,345
	$(55,052)	$32,736

Non-Designated Hedging Instruments

The Company also used non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition which closed in January 2024. In the first quarter of 2024, the Company recorded a loss of $11.1 million on its Consolidated Statements of Operations related to the exchange rate movements over the first three days of 2024. The loss is recorded in Other expense, net on the Condensed Consolidated Statements of Operations. From inception of the forward contracts on October 4, 2023 through the closing of the Lima Acquisition on January 3, 2024, the foreign currency forward contracts settled in an overall realized gain position of $13.4 million.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of April 4, 2025 and December 31, 2024:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	April 4, 2025	December 31, 2024
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$—	$—
Cross-currency swaps	Other current assets	45,896	35,376
Total Derivative Assets		$45,896	$35,376

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$517	$2,631
Cross-currency swaps	Accrued liabilities	—	1,017
Cross-currency swaps	Other long-term liabilities	126,439	55,463
Total Derivative Liabilities		$126,956	$59,111

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

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K.

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

•Recon - an innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger, and surgical productivity tools.

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which excludes the effect of Other (income) expense, net, non-operating (gain) loss on investments, debt extinguishment charges, interest expense, net, restructuring and certain other charges, Medical Device Regulation (MDR) and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, purchase of royalty interest, insurance settlement loss (gain), goodwill impairment charges, and inventory step-up charges from the results of the Company’s operating segments.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Prevention & Recovery:
Net sales	$272,584	$259,013
Segment cost of sales	128,764	127,677
Segment research and development	9,241	8,780
Segment operating expense	107,844	99,202
Total segment expenses	245,849	235,659
Add: Depreciation	4,168	4,569
Adjusted EBITDA (non-GAAP)	$30,903	$27,923

Reconstructive:
Net sales	$286,250	$257,253
Segment cost of sales	85,157	85,617
Segment research and development	19,287	14,597
Segment operating expense	138,402	124,332
Total segment expenses	242,846	224,546
Add: Depreciation	24,867	22,604
Adjusted EBITDA (non-GAAP)	$68,271	$55,311

Total:
Net Sales	$558,834	$516,266
Adjusted EBITDA (non-GAAP)	$99,174	$83,234
(1) The following is a reconciliation of Loss from continuing operations before income taxes to Adjusted EBITDA:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Loss from continuing operations before income taxes (GAAP)	$(57,349)	$(79,245)
Restructuring and other costs (1)	3,908	12,911
MDR and other costs (2)	3,239	4,918
Strategic transaction costs (3)	12,054	20,837
Stock-based compensation	7,407	6,400
Depreciation and other amortization	29,624	27,173
Amortization of acquired intangibles	41,812	40,931
Purchase of royalty interest	35,777	—
Inventory step-up	12,122	5,077
Interest expense, net	9,188	19,996
Other (income) expense, net (4)	1,392	24,235
Adjusted EBITDA (non-GAAP)	$99,174	$83,234
(1) Restructuring and other charges includes an immaterial expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 4, 2025.
(2) Primarily related to costs specific to compliance with medical device reporting regulations and other requirements of the European Union Medical Devices Regulation. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Primarily relates to integration costs associated with the Lima Acquisition.
(4) Includes the final fair value loss adjustment for the Contingent Acquisition Shares in 2025, and the fair value gain on Contingent Acquisition Shares in 2024, partially offset by a loss on the non-designated forward currency hedge for managing exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s total assets and capital expenditures by segment were as follows:

	April 4, 2025	December 31, 2024
	(In thousands)
Total assets(1):
Prevention & Recovery	$1,899,441	$1,955,138
Reconstructive	2,975,593	2,763,639
Total	$4,875,034	$4,718,777
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Capital expenditures:
Prevention & Recovery	$8,793	$4,398
Reconstructive	34,469	32,530
Total capital expenditures	$43,262	$36,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2025 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the Company’s recently completed acquisition (the “Lima Acquisition”) of LimaCorporate S.p.A. (“Lima”); projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future macroeconomic conditions or performance, including the impact of inflationary pressures; changes in government trade policies, including the implementation of tariffs; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

•the effects of contagious diseases, public health emergencies, terrorist activity, man-made or natural disasters and war;

•significant movements in foreign currency exchange rates;

•the availability of raw materials, as well as parts and components used in our products, as well as the impact of raw material, energy and labor price fluctuations and supply shortages;

•the competitive environment in which we operate;

•changes in our tax rates or exposure to additional income tax liabilities;

•our reliance on a variety of distribution methods to market and sell our medical device products;

•extensive government regulation and oversight of our products, including the requirement to obtain and maintain regulatory approvals and clearances;

•tariffs and other trade measures;

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

•if the completed spin-off of ESAB Corporation (“ESAB”) into an independent publicly traded company (the “Separation”) and/or certain related transactions do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities;

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

•the loss of key members of our leadership team, or the inability to attract, develop, engage, and retain qualified employees; and

•other risks and factors listed in Part II, Item 1A. “Risk Factors” in this Form 10-Q and Part 1, Item 1A. “Risk Factors” in Part I of our 2024 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. We do not assume any obligation and do not intend to update any forward-looking statement, except as required by law. See “Risk Factors” in this Form 10-Q and our 2024 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

Please see Part I, Item 1. “Business” in our 2024 Form 10-K for a discussion of the Company’s objectives and methodologies for delivering shareholder value.

Enovis conducts its operations through two operating segments: Prevention & Recovery (“P&R”) and Reconstructive (“Recon”).

•P&R - a leader in orthopedic solutions, providing devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease.

•Recon - an innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger, and surgical productivity tools.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended April 4, 2025 to the prior periods in 2024 is affected by additional days as compared to the three months ended March 29, 2024. The second and third quarters will have the same number of days compared to 2024. The fourth quarter of 2025 will have fewer days compared to 2024. Additionally, the comparability of our operating results for the three months ended April 4, 2025 and three months ended March 29, 2024 is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results.

In the three months ended April 4, 2025, the Company completed five bolt-on acquisitions for $30.0 million total purchase consideration, including deferred consideration and estimated contingent consideration. Three acquisitions are in the Prevention & Recovery segment and two are in the Reconstructive segment. See Note 3, “Acquisitions and Investments” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our acquisitions.

On January 3, 2024, the Company acquired Lima, a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware for total fair value consideration of $865.6 million, net of acquired cash. The fair value total consideration includes 1,942,686 contingently issuable shares of Enovis common stock, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023 (the “Contingent Acquisition Shares”), which issuance was dependent on the non-occurrence of certain future events and was settled within one year of the acquisition closing. The Contingent Acquisition Shares were issuable in two equal tranches. The first tranche of 971,343 Contingent Acquisition Shares was issued to the sellers on July 16, 2024 and the second tranche was issued on January 15, 2025. This acquisition expanded and complements our current product offerings internationally within our Recon segment.

Foreign Currency Fluctuations

During the three months ended April 4, 2025, approximately 43% of our sales were derived from operations outside the United States, the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. Dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended April 4, 2025 compared to the three months ended March 29, 2024, fluctuations in foreign currencies decreased Net sales by 1.2%, decreased Gross profit by approximately 0.6%, and decreased operating expense by approximately 0.9%.

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

Adjusted EBITDA excludes from Net income (loss) from continuing operations the effect of Income tax expense (benefit); Other (income) expense, net; non-operating (gain) loss on investments; debt extinguishment charges; Interest expense, net; Restructuring and other charges; Medical Device Regulation (“MDR”) fees and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; strategic purchase of economic interest on future royalty payments; insurance settlement loss (gain); goodwill impairment charges; and fair value charges on acquired inventory. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements.

Comparable Sales adjusts nets sales for prior periods to include the sales of acquired businesses prior to our ownership from acquisitions that closed in the periods presented and to exclude the sales of certain non-core product lines that were divested or discontinued, as applicable, during the periods presented. There were no acquired business adjustments in the periods presented. The non-core product lines excluded were both in 2024 and are comprised of the divested compression hosiery product line in the P&R segment and certain discontinued third-party OEM relationships in the Recon segment. Comparable Sales Growth rate represents the change in Comparable Sales for the current period from Comparable Sales for the prior year period. Comparable Sales and Comparable Sales Growth rate assist our management in evaluating operating performance over time because the impact of significant acquisitions and divestitures or discontinuance of certain non-core product lines subsequent to prior periods may obscure underlying business trends and make the evaluation of period-over-period performance difficult. Comparable Sales and Comparable Sales Growth rate are presented for illustrative purposes only and do not and are not intended to comply with Article 11 of Regulation S-X promulgated by the SEC in respect of proforma financial information, and may differ, including materially, from proforma financial statements presented in accordance therewith.

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

The following table sets forth a reconciliation of net income (loss) from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three months ended April 4, 2025 and March 29, 2024, respectively.

	Three Months Ended
	April 4, 2025			March 29, 2024
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net income (loss) from continuing operations (GAAP) (1)			$(55.6)			$(71.8)
Income tax expense (benefit)			(1.8)			(7.4)
Other (income) expense, net			1.4			24.2
Interest expense, net			9.2			20.0
Operating income (loss) (GAAP)	$(6.9)	$(39.9)	(46.8)	$(13.9)	$(21.1)	(35.0)
Operating income (loss) margin	(2.5)%	(13.9)%	(8.4)%	(5.4)%	(8.2)%	(6.8)%
Adjusted to add (deduct):
Restructuring and other charges (2)(3)	2.9	1.0	3.9	7.8	5.1	12.9
MDR and other costs (3)	1.4	1.8	3.2	3.0	1.9	4.9
Strategic transaction costs (3)	2.0	10.0	12.1	0.1	20.8	20.8
Stock-based compensation (3)	4.5	2.9	7.4	3.2	3.2	6.4
Depreciation and other amortization	4.2	25.5	29.6	4.6	22.6	27.2
Amortization of acquired intangibles	22.8	19.0	41.8	23.2	17.7	40.9
Purchase of royalty interest	—	35.8	35.8	—	—	—
Inventory step-up	—	12.1	12.1	—	5.1	5.1
Adjusted EBITDA (non-GAAP)	$30.9	$68.3	$99.2	$27.9	$55.3	$83.2
Adjusted EBITDA margin (non-GAAP)	11.3%	23.9%	17.7%	10.8%	21.5%	16.1%
(1) Non-operating components of Net income (loss) from continuing operations are not allocated to the segments.
(2) Restructuring and other charges includes an immaterial expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 4, 2025, and there were no similar charges for the three months ended March 29, 2024.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.

Total Company

Sales

The following table summarizes our sales for the three months ended April 4, 2025 and March 29, 2024, respectively. As noted in the Items Affecting Comparability of Reported Results section above, the three months ended April 4, 2025 include the impact of additional days as compared to the three months ended March 29, 2024.

	Three Months Ended
	April 4, 2025	March 29, 2024	Growth Rate
	GAAP
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$115.1	$104.6	10.1%
U.S. Other P&R	66.6	66.4	0.4%
International P&R	90.9	88.1	3.2%
Total Prevention & Recovery	272.6	259.0	5.2%

Reconstructive:
U.S. Reconstructive	137.9	123.7	11.4%
International Reconstructive	148.4	133.5	11.1%
Total Reconstructive	286.3	257.3	11.3%

Total	$558.8	$516.3	8.2%

The following table summarizes sales on a Comparable Sales and Comparable Sales Growth rate basis for the periods presented.

	Three Months Ended
	April 4, 2025	March 29, 2024	Growth Rate
	Comparable Sales(1)
	(In millions)
Prevention & Recovery:
U.S. Bracing & Support	$115.1	$104.6	10.1%
U.S. Other P&R	66.6	63.6	4.7%
International P&R	90.9	86.5	5.1%
Total Prevention & Recovery	272.6	254.7	7.0%

Reconstructive:
U.S. Reconstructive	137.9	123.7	11.4%
International Reconstructive	148.4	133.0	11.5%
Total Reconstructive	286.3	256.8	11.5%

Total	$558.8	$511.4	9.3%
(1) Comparable Sales adjusts net sales for prior periods to include the sales of acquired businesses prior to our ownership from acquisitions that closed in the periods presented and to exclude the sales of divested businesses and certain discontinued Recon products lines in conjunction with the Lima Acquisition. There were no acquired business adjustments in the periods presented. The excluded non-core product lines were both in 2024 and are comprised of a divested compression hosiery product line in the P&R segment and certain discontinued third-party OEM relationships in the Recon segment.

Net sales for the three months ended April 4, 2025 increased from the prior year by $42.6 million, or 8.2%, driven by strong sales growth in Recon and additional selling days, partially offset by impact of unfavorable foreign currency and the 2024 divestiture and discontinuance of certain non-core product lines. Recon sales increased by $29.0 million, or 11.3%, due to strong sales volumes and additional selling days. P&R sales increased by $13.6 million, or 5.2%, from solid core volume growth and additional selling days and was negatively impacted by a $4.3 million decrease in sales from divesting a minor product line. For the three months ended March 29, 2024, U.S. GAAP basis net sales were $516.3 million. The Comparable Sales were $511.4 million for the same period, reflecting the total effect of the divestiture and discontinuance of certain non-core product lines of $4.8 million. Comparable Sales Growth for Recon was 11.5%, driven by increases in volume and additional selling days, partially offset by unfavorable foreign currency translation of 1.5%. Comparable Sales Growth for P&R was 7.0%, driven by organic growth in volumes and additional selling days, partially offset by unfavorable foreign currency translation of 0.8%. The strengthening of the U.S. Dollar relative to other currencies resulted in $6.0 million, or 1.2%, of unfavorable foreign currency translation impacts on total net sales for the three months ended April 4, 2025 from the prior year period.

Operating Results
The following table summarizes our results of continuing operations for the current year and prior year periods.

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Dollars in millions)
Gross profit	$332.2	$297.9
Gross profit margin	59.4%	57.7%
Selling, general and administrative expense	$269.0	$255.7
Research and development expense	$28.5	$23.4
Operating loss	$(46.8)	$(35.0)
Operating loss margin	(8.4)%	(6.8)%
Net loss from continuing operations	$(55.6)	$(71.8)
Net loss from continuing operations margin (GAAP)	(9.9)%	(13.9)%
Adjusted EBITDA (non-GAAP)	$99.2	$83.2
Adjusted EBITDA margin (non-GAAP)	17.8%	16.1%
Items excluded from Adjusted EBITDA:
Restructuring and other charges (1)	$3.9	$12.9
MDR and other costs	$3.2	$4.9
Strategic transaction costs	$12.1	$20.8
Stock-based compensation	$7.4	$6.4
Depreciation and other amortization	$29.6	$27.2
Amortization of acquired intangibles	$41.8	$40.9
Purchase of royalty interest	$35.8	$—
Inventory step-up	$12.1	$5.1
Interest expense, net	$9.2	$20.0
Other expense (income) net	$1.4	$24.2
Income tax benefit	$(1.8)	$(7.4)
(1) Restructuring and other charges includes an immaterial expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 4, 2025, and there were no similar charges for the three months ended March 29, 2024.

Three Months Ended April 4, 2025 Compared to Prior Year

Gross profit increased $34.3 million, or 11.5%, in the three months ended April 4, 2025 compared with the prior year period due to a $21.8 million increase in our Recon segment and a $12.5 million increase in our P&R segment. The Gross profit increase was attributable to growth in sales volume, improved mix of higher margin products sales, and the additional selling days, partially offset by an increase of $7.0 million in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $13.3 million in the three months ended April 4, 2025 compared to the prior year period, primarily due to a $21.1 million increase in commissions on increased sales and increased investment in the business in selling, general and administrative costs, offset by a $8.7 million decrease in strategic transactions costs driven by the higher acquisition deals costs in 2024 and a reduction in acquisition integration costs.

Research and development costs increased compared to prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to the finalization of the Lima Acquisition in the later part of 2024, the additional bolt-on acquisitions in 2025, and higher levels of capital expenditures associated with recent acquisitions.

Purchase of royalty interest increased in the first quarter of 2025 as we completed strategic purchases of economic interest on future royalty payments in our intellectual property (“royalty interest”) for a fixed price of $43.8 million, which will be paid over seven years. We accrued a liability and recognized a $35.8 million charge for the net present value of the purchases.

Interest expense, net decreased in the three months ended April 4, 2025 compared to the prior year period due to a $9.6 million increase in interest income on the cross-currency swap derivatives. This was driven by the increase in the hedging position entered into during the third quarter of 2024.

Other expense, net decreased in the three months ended April 4, 2025 compared to the prior year period due to an $11.7 million decrease in the fair value loss on the Contingent Acquisition Shares and an $11.1 million decrease from the loss in the prior year on the non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition which closed in January 3, 2024.

The effective tax rate for Net loss from continuing operations during the three months ended April 4, 2025 and March 29, 2024 was 3.1% and 9.3%, respectively, which was lower than the U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

Net loss from continuing operations decreased in the three months ended April 4, 2025 compared with the prior year period, primarily due to the aforementioned increase in Gross Profit, decreases in Other expense, net and interest expense, net, partially offset by increases in Purchase of royalty interest and Selling, general and administrative expense. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Dollars in millions)
Net sales	$272.6	$259.0
Gross profit	$143.8	$131.3
Gross profit margin	52.8%	50.7%
Selling, general and administrative expenses	$115.8	$105.4
Research and development expense	$9.2	$8.8
Amortization of acquired intangibles	$22.8	$23.2
Restructuring and other charges	$2.9	$7.8

Operating income (loss) (GAAP)	$(6.9)	$(13.9)
Operating loss margin (GAAP)	(2.5)%	(5.4)%
Adjusted EBITDA (non-GAAP)	$30.9	$27.9
Adjusted EBITDA margin (non-GAAP)	11.3%	10.8%

Three Months Ended April 4, 2025 Compared to Prior Year

Net sales increased $13.6 million, or 5.2%, in the three months ended April 4, 2025 compared with the prior year period, driven by solid core volume growth and additional selling days and was negatively impacted by a $4.3 million decrease from divesting a minor product line. Comparable Sales Growth for P&R was 7.0%, which was driven by organic growth in volumes and additional selling days, partially offset by unfavorable foreign currency translation of 0.8%. Gross profit increased $12.5 million and Gross profit margin increased by 210 basis points, primarily due to an improved mix of higher margin product sales.

Selling, general and administrative expense increased slightly as a percentage of net sales. Operating loss decreased by $7.0 million due to the reduction of restructuring costs and MDR spending, as well as slightly lower depreciation and amortization. Operating loss and Operating loss margin decreased and Adjusted EBITDA and Adjusted EBITDA margin increased due to the aforementioned gross profit increase.

Reconstructive
We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Dollars in millions)
Net sales	$286.3	$257.3
Gross profit	$188.4	$166.6
Gross profit margin	65.8%	64.7%
Selling, general and administrative expenses	$153.2	$150.2
Research and development expense	$19.3	$14.6
Amortization of acquired intangibles	$19.0	$17.7
Purchase of royalty interest	$35.8	$—
Restructuring and other charges	$1.0	$5.1

Operating loss (GAAP)	$(39.9)	$(21.1)
Operating loss margin (GAAP)	(13.9)%	(8.2)%
Adjusted EBITDA (non-GAAP)	$68.3	$55.3
Adjusted EBITDA margin (non-GAAP)	23.9%	21.5%

Three Months Ended April 4, 2025 Compared to Prior Year

Net sales increased by $29.0 million, or 11.3%, in the three months ended April 4, 2025, due to strong sales volumes and additional selling days, partially offset by unfavorable foreign currency translation of 1.5%. Gross profit increased over the same period, primarily due to higher net sales, offset by an increase of $7.0 million in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased by $3.0 million over the same period, primarily due to increased commissions driven by higher sales and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Purchase of royalty interest increased in the first quarter of 2025 as we completed strategic purchases of economic interest on future royalty payments in our intellectual property (“royalty interest”) for a fixed price of $43.8 million, which will be paid over seven years. We accrued a liability and recognized a $35.8 million charge for the net present value of the purchases.

Operating loss increased, primarily due to the $35.8 million Purchase of royalty interest, partially offset by a $10.8 million decrease in strategic transaction costs including the deal costs for the Lima Acquisition and integration costs. Adjusted EBITDA increased primarily due to the aforementioned sales growth and gross profit increase.

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

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of April 4, 2025, the remaining stock repurchase authorization provided by our Board of Directors was $100 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Enovis Credit Agreement”) consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an aggregate principal amount of $400 million, which was funded on January 3, 2024, the date the Lima Acquisition was consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $5 million each quarter, and matures on April 4, 2027 (the “2024 Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the 2024 Term Loan Facility) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions. As of April 4, 2025, there was $335 million available on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Revolver.

Convertible Notes and Capped Calls

Our $460 million aggregate principal senior unsecured convertible notes were issued in October 2023 via a private placement pursuant to Rule 144A in conjunction with the financing for the Lima Acquisition (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024. The 2028 Notes will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. We also entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2028 Notes. The capped call transactions are intended generally to mitigate potential dilution to our common stock upon conversion of any 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap.

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $40.1 million were outstanding as of April 4, 2025.

Cash Flows

As of April 4, 2025, we had $38.5 million of Cash and cash equivalents, a decrease of $9.7 million from the balance as of December 31, 2024 of $48.2 million. The following table summarizes the change in cash and cash equivalents during the periods indicated:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Dollars in millions)
Net cash used in operating activities	$(1.6)	$(36.2)
Purchases of property, plant and equipment and intangibles	(43.2)	(36.9)
Payments for acquisitions, net of cash received, and investments	(18.9)	(760.9)
Other investing	1.6	—
Net cash used in investing activities	(60.5)	(797.8)
Net borrowings of debt	56.6	873.0
Other financing	(5.4)	(8.5)
Net cash provided by financing activities	51.2	864.5
Effect of foreign exchange rates on Cash and cash equivalents	1.2	(0.8)
Increase (decrease) in Cash and cash equivalents	$(9.7)	$29.7

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Strategic transaction costs primarily relates to integration costs of acquired businesses such as the Lima Acquisition. Cash flows used in operating activities decreased $34.6 million year-over-year. This improvement was primarily due to higher adjusted EBITDA of $15.9 million, lower strategic transaction costs of $8.7 million, a lower overall investment in working capital of $7.9 million, and a decrease in net cash paid for interest of $6.0 million.

Cash flows used in investing activities during the three months ended April 4, 2025 were $60.5 million compared to $797.8 million in the prior year period due to four small bolt-on acquisitions in the first quarter of 2025 compared to the Lima Acquisition purchase price of $757.7 million, net of cash received, in the prior year and overall higher capital investments in the current year driven by recent acquisitions.

Cash flows provided by financing activities during the three months ended April 4, 2025 include $56.6 million of net debt borrowings primarily used for the recent bolt-on acquisitions, capital expenditures and operations. Cash flows provided by financing activities for the three months ended March 29, 2024 include net debt borrowings of $873.0 million primarily used for the Lima Acquisition and to a lesser extent capital expenditures and operations.

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

There have been no significant additions or changes to the methods, estimates and judgments included in “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2024 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of April 4, 2025 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three months ended April 4, 2025 would have increased interest expense for our variable rate-based debt under the Enovis Credit Agreement by approximately $2.3 million.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 4, 2025, approximately 43% of our sales were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. Dollar and Euro than other currencies. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of April 4, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in “Part I. Item 1A. Risk Factors” of our 2024 Form 10-K and the other information set forth in this Form 10-Q, and the additional information in the other reports we file with the SEC before making an investment decision. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. There have been no material changes in the risk factors set forth in “Part I. Item 1A. Risk Factors” in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended April 4, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.01.3***	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02****	Amended and Restated Bylaws of Enovis Corporation.

10.1
Retirement and Transition Agreement between the Company and Matthew L. Trerotola, dated March 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on March 14, 2025).

10.2	Letter Agreement between the Company and Damien McDonald, dated February 27, 2025.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 4, 2025 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

****	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Matthew L. Trerotola	Chief Executive Officer and Director
Matthew L. Trerotola	(Principal Executive Officer)	May 8, 2025

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	May 8, 2025

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	May 8, 2025