Form 10-Q
period 2025-07-04
Enovis CORP
filed 2025-08-07
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2025
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 1, 2025, there were 57,159,803 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net sales	$564,545	$525,160	$1,123,379	$1,041,426
Cost of sales	229,848	236,277	456,453	454,647
Gross profit	334,697	288,883	666,926	586,779
Selling, general and administrative expense	267,074	264,100	536,093	519,791
Research and development expense	30,700	23,479	59,228	46,856
Amortization of acquired intangibles	42,962	40,936	84,774	81,867
Purchase of royalty interest	10,041	—	45,818	—
Restructuring charges	716	4,587	4,578	17,498
Operating loss	(16,796)	(44,219)	(63,565)	(79,233)
Interest expense, net	9,294	16,969	18,482	36,965
Other expense (income), net	(436)	(33,836)	956	(9,601)
Loss from continuing operations before income taxes	(25,654)	(27,352)	(83,003)	(106,597)
Income tax expense (benefit)	10,801	(8,908)	9,032	(16,312)
Net loss from continuing operations	(36,455)	(18,444)	(92,035)	(90,285)
Loss from discontinued operations, net of taxes	(93)	(68)	(218)	(68)
Net loss	(36,548)	(18,512)	(92,253)	(90,353)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	191	126	452	283
Net loss attributable to Enovis Corporation	$(36,739)	$(18,638)	$(92,705)	$(90,636)
Net income (loss) per share - basic and diluted
Continuing operations	$(0.64)	$(0.34)	$(1.62)	$(1.65)
Discontinued operations	$—	$—	$—	$—
Consolidated operations	$(0.64)	$(0.34)	$(1.62)	$(1.65)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net loss	$(36,548)	$(18,512)	$(92,253)	$(90,353)
Other comprehensive income (loss):
Foreign currency translation	112,689	(4,208)	217,617	(69,698)
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $12,951, $(1,966), (104), and $5,735.	(125,399)	(6,584)	(166,892)	18,207
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension net actuarial loss, net of tax benefit of $(4), $(7), $(8), and $(14).	(13)	(33)	(39)	(68)
Reclassification of hedging gain (loss), net of tax expense (benefit) of $187, $(158), $69, and $(100).	610	(544)	225	(358)
Other comprehensive income (loss)	(12,113)	(11,369)	50,911	(51,917)
Comprehensive loss	(48,661)	(29,881)	(41,342)	(142,270)
Less: comprehensive income attributable to noncontrolling interest	323	109	706	215
Comprehensive loss attributable to Enovis Corporation	$(48,984)	$(29,990)	$(42,048)	$(142,485)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	July 4, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,074	$48,167
Trade receivables, less allowance for credit losses of $28,178 and $24,466	453,702	407,031
Inventories, net	628,215	547,120
Prepaid expenses	43,775	36,246
Other current assets	110,585	107,882
Total current assets	1,280,351	1,146,446
Property, plant and equipment, net	460,130	404,500
Goodwill	1,781,326	1,692,709
Intangible assets, net	1,341,995	1,317,429
Lease asset - right of use	65,183	68,915
Other assets	92,413	88,778
Total assets	$5,021,398	$4,718,777

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,029	$20,027
Accounts payable	212,016	179,098
Accrued liabilities	336,139	329,873
Total current liabilities	568,184	528,998
Long-term debt, less current portion	1,373,510	1,309,473
Non-current lease liability	48,185	52,461
Other liabilities	450,559	263,516
Total liabilities	2,440,438	2,154,448
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 57,159,478 and 55,876,517 shares issued and outstanding as of July 4, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	3,031,093	2,973,121
Accumulated deficit	(375,728)	(283,023)
Accumulated other comprehensive loss	(77,235)	(127,892)
Total Enovis Corporation equity	2,578,187	2,562,262
Noncontrolling interest	2,773	2,067
Total equity	2,580,960	2,564,329
Total liabilities and equity	$5,021,398	$4,718,777

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	55,876,517	$56	$2,973,121	$(283,023)	$(127,892)	$2,067	$2,564,329
Net income (loss)	—	—	—	(55,966)	—	261	(55,705)
Other comprehensive income, net of tax benefit of $13,185	—	—	—	—	62,902	122	63,024
Common stock issued for acquisition	971,343	1	44,409	—	—	—	44,410
Payments of tax withholding for stock-based awards	—	—	(3,447)	—	—	—	(3,447)
Common stock-based award activity	270,781		7,607	—	—	—	7,607
Balance at April 4, 2025	57,118,641	$57	$3,021,690	$(338,989)	$(64,990)	$2,450	$2,620,218
Net income (loss)	—	—	—	(36,739)	—	191	(36,548)
Other comprehensive income (loss), net of tax expense of $13,124	—	—	—	—	(12,245)	132	(12,113)
Common stock-based award activity	40,837	—	9,403	—	—	—	9,403
Balance at July 4, 2025	57,159,478	57	3,031,093	(375,728)	(77,235)	2,773	2,580,960

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	54,597,142	$55	$2,900,747	$542,471	$(24,881)	$2,309	$3,420,701
Net income (loss)	—	—	—	(71,998)	—	157	(71,841)
Other comprehensive loss, net of tax expense of $7,752	—	—	—	—	(40,497)	(51)	(40,548)
Payments of tax withholding for stock-based awards	—	—	(4,772)	—	—	—	(4,772)
Common stock-based award activity	243,439	—	7,302	—	—	—	7,302
Balance at March 29, 2024	54,840,581	$55	$2,903,277	$470,473	$(65,378)	$2,415	$3,310,842
Net income (loss)	—	—	—	(18,638)	—	126	(18,512)
Other comprehensive loss, net of tax benefit of $2,131	—	—	—	—	(11,352)	(17)	(11,369)
Common stock-based award activity	25,779	—	7,977	—	—	—	7,977
Balance at June 28, 2024	54,866,360	55	2,911,254	451,835	(76,730)	2,524	3,288,938

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 4, 2025	June 28, 2024
Cash flows from operating activities:
Net loss	$(92,253)	$(90,353)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation and amortization	142,986	139,167
Impairment of assets	—	5,555
Stock-based compensation expense	16,075	14,102
Non-cash interest expense	3,203	2,558
Fair value loss (gain) on contingent acquisition shares	1,787	(20,068)
Loss on currency hedges	—	11,123
Deferred income tax expense (benefit)	(3,673)	(19,412)
Loss on sale of property, plant and equipment	848	383
Changes in operating assets and liabilities:
Trade receivables, net	(20,824)	(24,807)
Inventories, net	(57,282)	1,953
Accounts payable	23,161	(6,744)
Other operating assets and liabilities	32,145	(41,840)
Net cash provided by (used in) operating activities	46,173	(28,383)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(87,631)	(76,333)
Payments for acquisitions, net of cash received, and investments	(24,290)	(758,190)
Cash received upon settlement of derivatives	1,601	(4,645)
Net cash used in investing activities	(110,320)	(839,168)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	400,000
Repayments of borrowings under term credit facility	(10,000)	(15,000)
Proceeds from borrowings on revolving credit facilities and other	127,000	940,000
Repayments of borrowings on revolving credit facilities and other	(54,995)	(446,479)
Payment of debt issuance costs	—	(703)
Payments of tax withholding for stock-based awards	(3,447)	(4,772)
Proceeds from issuance of common stock, net	1,129	1,177
Deferred consideration payments and other	(2,265)	(7,174)
Net cash provided by financing activities	57,422	867,049
Effect of foreign exchange rates on Cash and cash equivalents	2,632	(906)
Decrease in Cash and cash equivalents	(4,093)	(1,408)
Cash and cash equivalents, beginning of period	48,167	44,832
Cash and cash equivalents, end of period	$44,074	$43,424

Supplemental disclosures - Non-cash investing activities:
Fair value of contingently issuable shares in business acquisition	$—	$107,877

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

The Company is currently reviewing updated disclosure requirements related to (“ASU”) 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is effective for annual periods beginning after December 15, 2024. The ASU does not have a material impact on the Company’s Consolidated Financial Statements but will require updates to the presentation of certain information for the Company’s income tax disclosures for its annual filing. There is no impact to the Company’s quarterly consolidated financial statements.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's quarterly consolidated financial statements.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Acquisitions and Investments

2025 Acquisitions

In the second quarter of 2025, the Company completed a business combination of a distributor and an asset acquisition of intellectual property for total consideration of $7.3 million. In the first quarter of 2025, the Company completed an asset acquisition of intellectual property and four business combinations, including the acquisitions of two P&R businesses and two distributors for total consideration of $29.7 million, including deferred and estimated contingent consideration. Of the 2025 transactions mentioned, three are in the P&R segment and four are in the Recon segment.

For the transactions in P&R completed during the six months ended July 4, 2025, the Company (i) paid a total of $6.8 million, net of cash received, and recorded estimated contingent consideration for future expected payments of $1.9 million for the acquisition of two businesses, and (ii) paid a total of $6.5 million in cash and recorded a $8.3 million liability for deferred payments for an asset acquisition of intellectual property. The transactions added complementary product offerings to the P&R segment.

For the transactions in Recon completed during the six months ended July 4, 2025, the Company (i) paid a total of $9.5 million, net of cash received, and recorded estimated contingent consideration for future expected payments of $0.9 million for three business combinations of distributors, and (ii) paid $1.5 million in cash for an asset acquisition of intellectual property. The transactions expanded distribution partners for the Company’s surgical implant products in Europe and added a complementary surgical product technology.

The business combinations acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition dates. The Company preliminarily recorded approximately $35.2 million in definite-lived intangible assets associated with the acquisitions. Purchase accounting procedures are ongoing and revisions may be recorded in future periods during the measurement period. The intellectual property acquisitions are accounted for as asset acquisitions.

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

The Company also completed one distributor acquisition in its Reconstructive segment in the second quarter of 2024 and one distributor acquisition in its Prevention & Recovery segment in the third quarter of 2024 for aggregate purchase consideration of $4.0 million.

Investments

As of July 4, 2025, the balance of investments held by the Company without readily determinable fair values was $20.4 million. The majority of these investments are carried at cost less impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$120,850	$117,537	$235,936	$222,111
U.S. Other P&R	70,823	67,950	137,445	134,300
International P&R	98,897	92,267	189,773	180,356
Total Prevention & Recovery	290,570	277,754	563,154	536,767
Reconstructive:
U.S. Recon	129,493	122,062	267,370	245,797
International Recon	144,482	125,344	292,855	258,862
Total Reconstructive	273,975	247,406	560,225	504,659
Total	$564,545	$525,160	$1,123,379	$1,041,426

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 4, 2025
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions, and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$24,466	$3,254	$(891)	$1,349	$28,178

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(36,646)	$(18,570)	$(92,487)	$(90,568)
Weighted-average shares of Common stock outstanding – basic	57,133,472	54,855,810	56,959,884	54,772,231
Net income (loss) per share from continuing operations – basic	$(0.64)	$(0.34)	$(1.62)	$(1.65)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(36,646)	$(18,570)	$(92,487)	$(90,568)
Weighted-average shares of Common stock outstanding – basic	57,133,472	54,855,810	56,959,884	54,772,231
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—	—
Weighted-average shares of Common stock outstanding – diluted	57,133,472	54,855,810	56,959,884	54,772,231
Net income (loss) per share from continuing operations – diluted	$(0.64)	$(0.34)	$(1.62)	$(1.65)
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

The following table presents the potentially dilutive shares of Common stock from stock-based compensation awards excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share (“Anti-dilutive shares”):

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Anti-dilutive shares	2,120,049	1,378,308	1,993,752	1,106,763

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Income Taxes

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)
Loss from continuing operations before income taxes	$(25,654)	$(27,352)	$(83,003)	$(106,597)
Income tax expense (benefit)	$10,801	$(8,908)	$9,032	$(16,312)
Effective tax rate:	(42.1)%	32.6%	(10.9)%	15.3%

The effective tax rate for the three months ended July 4, 2025 differs from the 2025 federal statutory rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, which had a significant impact on the effective tax rate. Additionally, non-deductible expenses and U.S. taxation on international operations also contributed to the rate difference. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the six months ended July 4, 2025 differs from the 2025 federal statutory rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, which had a significant impact on the effective tax rate. Additionally, non-deductible expenses and U.S. taxation on international operations also contributed to the rate difference. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the three months ended June 28, 2024 was higher than the 2024 U.S. federal statutory rate of 21%, primarily due to tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares. This was partially offset by an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations.

The effective tax rate for the six months ended June 28, 2024 was lower than the 2024 U.S. federal statutory rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to U.S. tax law. The Company evaluated the potential impact of OBBBA and reflected relevant changes within the accompanying financial statements for the three and six months ended July 4, 2025; the most significant being an estimated increase to current year U.S. deferred tax assets for which a valuation allowance is required. The Company will continue to evaluate the changes from OBBBA, monitor developments, and assess its tax position as further guidance becomes available.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of July 4, 2025, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the six months ended July 4, 2025 and June 28, 2024. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2025	$8,412	$(113,664)	$(22,640)	$(127,892)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	18	—	—	18
Foreign currency translation adjustment	1,159	216,203	—	217,362
Loss on hedge activity	—	—	(166,891)	(166,891)
Other comprehensive income (loss) before reclassifications	1,177	216,203	(166,891)	50,489
Amounts reclassified from Accumulated other comprehensive income (loss)	(57)	—	225	168
Net Other comprehensive income (loss)	1,120	216,203	(166,666)	50,657
Balance at July 4, 2025	$9,532	$102,539	$(189,306)	$(77,235)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2024	$5,008	$(2,016)	$(27,873)	$(24,881)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(330)	(69,300)	—	(69,630)
Gain on hedge activity	—	—	18,207	18,207
Other comprehensive income (loss) before reclassifications	(330)	(69,300)	18,207	(51,423)
Amounts reclassified from Accumulated other comprehensive income (loss)	(68)	—	(358)	(426)
Net Other comprehensive income (loss)	(398)	(69,300)	17,849	(51,849)
Balance at June 28, 2024	$4,610	$(71,316)	$(10,024)	$(76,730)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Inventories, Net

Inventories, net consisted of the following:

	July 4, 2025	December 31, 2024
	(In thousands)
Raw materials	$101,346	$99,636
Work in process	54,999	49,996
Finished goods	557,357	483,582
	713,702	633,214
Less: Allowance for excess, slow-moving and obsolete inventory	(85,487)	(86,094)
	$628,215	$547,120

9. Debt

Long-term debt consisted of the following:

	July 4, 2025	December 31, 2024
	(In thousands)
Term loan	$367,944	$377,345
Senior unsecured convertible notes	450,527	449,051
Revolving credit facilities and other	575,068	503,104
Total debt	1,393,539	1,329,500
Less: current portion	(20,029)	(20,027)
Long-term debt	$1,373,510	$1,309,473

Term Loan and Revolving Credit Facility

The Company’s credit agreement (the “Enovis Credit Agreement”) consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan in an initial aggregate principal amount of $400 million, which was funded on January 3, 2024, the date the Lima Acquisition was consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $5 million each quarter, and matures on April 4, 2027 (the “2024 Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the 2024 Term Loan Facility) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of July 4, 2025, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of July 4, 2025, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 5.92% excluding accretion of deferred financing fees, and there was $325 million available on the Revolver.

Convertible Notes and Capped Calls

The Company has $460 million aggregate principal senior unsecured convertible notes that were issued in October 2023 via a private placement pursuant to Rule 144A in conjunction with the financing for the Lima Acquisition (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year,

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the six months ended July 4, 2025, the interest expense on the 2028 Notes was $10.4 million, including $9.0 million based upon the coupon rate and $1.4 million from accretion of the discount.

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $50.1 million were outstanding as of July 4, 2025.

Deferred Financing Fees

As of July 4, 2025, the Company has $1.9 million in deferred financing fees included in Other assets related to the Revolver and $11.5 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the 2024 Term Loan and the 2028 Notes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	July 4, 2025	December 31, 2024
	(In thousands)
Accrued compensation and related benefits	$83,928	$85,989
Derivative liability – current portion	52,253	3,648
Accrued third-party commissions	35,147	34,602
Lease liability - current portion	23,048	22,340
Accrued taxes	19,821	21,341
Accrued rebates	18,015	19,964
Accrued professional fees	12,253	5,003
Purchase of royalty interest	10,432	—
Contingent consideration - current portion	10,429	49,719
Accrued royalties	5,186	6,296
Customer advances and billings in excess of costs incurred	5,440	6,229
Accrued interest	5,364	5,841
Accrued freight	4,678	5,314
Warranty liability	2,745	2,818
Accrued restructuring liability	1,247	2,938
Other	46,153	57,831
	$336,139	$329,873

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 4, 2025
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring charges:
Termination benefits(1)	$2,932	$3,527	$(5,223)	$5	$1,241
Facility closure costs and other(2)	6	1,051	(1,051)	—	6
Total	$2,938	$4,578	$(6,274)	$5	$1,247
Non-cash charges(3)		251
Total Provisions(4)		$4,829
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of office sites, shared service centers, and manufacturing facilities.
(3) Non-cash charges are classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the six months ended July 4, 2025.
(4) For the six months ended July 4, 2025, $3.5 million and $1.3 million of the Company’s total provisions were related to the P&R and Recon segments, respectively.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s term loan and revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the 2024 Term Loan, and the Revolver, was $1.4 billion and $1.4 billion as of July 4, 2025 and December 31, 2024, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of July 4, 2025, the Company held $19.0 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the six months ended July 4, 2025, the Company recorded a net increase in contingent consideration primarily due to $2.8 million from bolt-on acquisitions closed in the first quarter of 2025, partially offset by payments from a prior acquisition.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $6.7 million. There is one contingent consideration arrangement remaining that has no limit and is based on a percentage of sales in excess of benchmark through 2027.

Additionally, in conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The Contingent Acquisition Shares liability has been fully settled with the first tranche of Contingent Acquisition Shares issued to the seller on July 16, 2024 and the second tranche issued on January 15, 2025. The liability, which was recorded in Accrued liabilities, was adjusted to fair value each reporting period with the adjustments reflected in Other expense (income), net in the Condensed Consolidated Statement of Operations. The fair value adjustments were a loss of $1.8 million for the three and six months ended July 4, 2025 and gains of $33.5 million and $20.1 million for the three and six months ended June 28, 2024, respectively. The fair value of the Contingent Acquisition Shares liability was Level One in the fair value hierarchy as it is determined using the quoted market prices.

There were no transfers in or out of Level One, Two or Three during the six months ended July 4, 2025.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level One	$42,622	$—	$1,787	$—	$(44,409)	$—	$—
Contingent Consideration - Level Three	17,315	2,762	—	—	(1,964)	881	18,994
Total Contingent Consideration	$59,937	$2,762	$1,787	$—	$(46,373)	$881	$18,994

Purchase of royalty interest liability

In the first and second quarters of 2025, the Company entered into agreements to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements related to certain of the Company’s U.S. reconstructive products. The aggregate gross buyout amount under such agreements is $56.5 million, which will be paid over nine years. The Company recorded charges to the Condensed Consolidated Statements of Operations of $10.0 million and $45.8 million for the three and six months ended July 4, 2025, respectively, representing the discounted liability upon entering the agreements of which $10.4 million is recorded in Accrued liabilities as of July 4, 2025, and the non-current portion is recorded in Other liabilities on the Condensed Consolidated Balance Sheet.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of July 4, 2025 and December 31, 2024 the fair value of these plans were $18.6 million and $17.0 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

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

At July 4, 2025, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately 506.0 million and a U.S. Dollar aggregate notional amount of $24.7 million. During the three and six months ended July 4, 2025, the Company recognized a realized loss of $0.3 million and $1.5 million, respectively, on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. At June 28, 2024, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $420.0 million and a U.S. Dollar aggregate notional amount of $24.0 million. During the three and six months ended June 28, 2024, the Company recognized a realized gain of $0.3 million and $0.5 million, respectively on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges.

Net Investment Hedges

The Company has cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualified as net investment hedges. These contracts have a Swiss Franc notional amount of approximately 1.22 billion Swiss Franc and a U.S. Dollar aggregate notional amount of $1.35 billion as of July 4, 2025.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(Loss) as part of the foreign currency translation adjustment. Amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

The Company received interest income on its cross-currency swap derivatives of $12.0 million and $24.3 million for the three and six months ended July 4, 2025 and $5.7 million and $8.3 million for the three and six months ended June 28, 2024, respectively, which is included within Interest expense, net in the Condensed Consolidated Statements of Operations. The increased benefit reflects the increase in net investment hedging activity with cross-currency swap agreements entered into during the third quarter of 2024.

In January 2025, cross-currency swap agreements designated as net investment hedges with a 272 million Swiss Franc notional amount were de-designated and settled for a $1.6 million cash inflow reflected within investing activities in the Consolidated Statements of Cash Flows. The $2.5 million gain on settlement is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. The Company contemporaneously entered into new cross-currency swap agreements for the same Swiss Franc notional amount and designated them as a hedge of its net investment in its Swiss Franc-denominated subsidiaries.

In April 2024, cross-currency swap agreements designated as net investment hedges with a 403 million Swiss Franc notional amount were de-designated and settled for a $4.6 million cash outflow reflected within investing activities in the Consolidated Statements of Cash Flows. The $0.7 million gain on settlement is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. The Company contemporaneously entered into new cross-currency swap agreements for the same Swiss Franc notional amount and designated them as a hedge of its net investment in its Swiss Franc-denominated subsidiaries.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three and six months ended July 4, 2025 and June 28, 2024:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)		(In thousands)
Gain (loss) on cross-currency swaps	$(115,070)	$(5,965)	$(173,005)	$25,426
Gain on forward currency contracts	3,420	(3,287)	6,303	(1,942)
	$(111,650)	$(9,252)	$(166,702)	$23,484

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Non-Designated Hedging Instruments

The Company also used non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition which closed in January 2024. In the first quarter of 2024, the Company recorded a loss of $11.1 million on its Consolidated Statements of Operations related to the exchange rate movements over the first three days of 2024. The loss is recorded in Other expense (income), net on the Condensed Consolidated Statements of Operations. From inception of the forward contracts on October 4, 2023 through the closing of the Lima Acquisition on January 3, 2024, the foreign currency forward contracts settled in an overall realized gain position of $13.4 million.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of July 4, 2025 and December 31, 2024:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	July 4, 2025	December 31, 2024
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$—	$—
Cross-currency swaps	Other current assets	35,398	35,376
Total Derivative Assets		$35,398	$35,376

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$52,253	$2,631
Cross-currency swaps	Accrued liabilities	—	1,017
Cross-currency swaps	Other long-term liabilities	176,683	55,463
Total Derivative Liabilities		$228,936	$59,111

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

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which excludes the effect of Other (income) expense, net, non-operating (gain) loss on investments, debt extinguishment charges, interest expense, net, restructuring charges, Medical Device Regulation (MDR) and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, purchase of royalty interest, insurance settlement loss (gain), goodwill impairment charges, and inventory step-up charges from the results of the Company’s operating segments.

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)
Prevention & Recovery:
Net sales	$290,570	$277,754	$563,154	$536,767
Segment cost of sales	131,336	131,586	260,100	259,263
Segment research and development	9,669	9,243	18,910	18,023
Segment operating expense	107,523	100,353	215,367	199,534
Total segment expenses	248,528	241,182	494,377	476,820
Add: Depreciation	4,689	4,569	8,857	9,117
Adjusted EBITDA (non-GAAP)	$46,731	$41,141	$77,634	$69,064

Reconstructive:
Net sales	$273,975	$247,406	$560,225	$504,659
Segment cost of sales	91,745	80,776	176,905	166,395
Segment research and development	21,031	14,236	40,318	28,833
Segment operating expense	134,738	126,712	273,666	253,230
Total segment expenses	247,514	221,724	490,889	448,458
Add: Depreciation	23,957	23,391	49,354	48,183
Adjusted EBITDA (non-GAAP)	$50,418	$49,073	$118,690	$104,384

Total:
Net Sales	$564,545	$525,160	$1,123,379	$1,041,426
Adjusted EBITDA (non-GAAP)	$97,149	$90,214	$196,324	$173,448

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)
Net Loss (GAAP)	$(36,548)	$(18,512)	$(92,253)	$(90,353)
Loss from discontinued operations, net of taxes	93	68	218	68
Income tax expense (benefit)	10,801	(8,908)	9,032	(16,312)
Restructuring charges (1)	920	4,587	4,829	17,498
MDR and other costs (2)	3,318	4,542	6,558	9,460
Strategic transaction costs (3)	13,450	22,693	25,504	43,530
Stock-based compensation	8,668	7,641	16,075	14,041
Depreciation and other amortization	28,588	30,127	58,212	57,300
Amortization of acquired intangibles	42,962	40,936	84,774	81,867
Purchase of royalty interest	10,041	—	45,818	—
Inventory step-up	5,998	23,908	18,119	28,985
Interest expense, net	9,294	16,969	18,482	36,965
Other (income) expense, net (4)	(436)	(33,836)	956	(9,601)
Adjusted EBITDA (non-GAAP)	$97,149	$90,214	$196,324	$173,448
(1) Restructuring charges include $0.2 million and $0.3 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2025, respectively. There were no similar charges for the three and six months ended June 28, 2024.
(2) MDR and other costs includes (i) $2.8 million and $5.4 million for the three and six months ended July 4, 2025 and $4.4 million and $8.8 million for the three and six months ended June 28, 2024, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.4 million and $1.1 million for the three and six months ended July 4, 2025 and $0.1 million and $0.6 million for the three and six months ended June 28, 2024, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Strategic transaction costs includes: (i) $7.8 million and $16.5 million for the three and six months ended July 4, 2025 and $19.5 million and $37.7 million for the three and six months ended June 28, 2024, respectively, related to non-recurring integration costs associated with the Lima Acquisition, which includes payroll and retention costs for roles to be eliminated or that are dedicated to integration activities, professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling, and integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $5.4 million and $8.2 million for the three and six months ended July 4, 2025 and $2.0 million and $3.0 million for the three and six months ended June 28, 2024, respectively, of non-recurring (non-Lima) acquisition integration costs and other non-recurring project costs for global ERP rationalization and shared service center start-up, and (iii) $0.3 million and $0.8 million for the three and six months ended July 4, 2025 and $1.2 million and $2.8 million for the three and six months ended June 28, 2024, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(4) Includes the final fair value loss adjustment for the Contingent Acquisition Shares in 2025, and the fair value gain on Contingent Acquisition Shares in 2024, partially offset by a loss on the non-designated forward currency hedge for managing exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s total assets and capital expenditures by segment were as follows:

	July 4, 2025	December 31, 2024
	(In thousands)
Total assets(1):
Prevention & Recovery	$1,944,632	$1,955,138
Reconstructive	3,076,766	2,763,639
Total	$5,021,398	$4,718,777
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)
Capital expenditures:
Prevention & Recovery	$5,542	$5,170	$14,335	$9,568
Reconstructive	38,827	34,235	73,296	66,765
Total capital expenditures	$44,369	$39,405	$87,631	$76,333

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2025 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025.

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

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA as defined in the “Non-GAAP Measures” section below.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the six months ended July 4, 2025 compared to the prior periods in 2024 was affected by additional calendar days in the first quarter of 2025. Second quarter 2025 operating results were impacted negatively by the timing of holidays.

Additionally, the comparability of our operating results for the six months ended July 4, 2025 and six months ended June 28, 2024 is affected by the following additional significant items:

Strategic Acquisitions

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results.

In the six months ended July 4, 2025, the Company completed seven transactions for $35.4 million total purchase consideration, including deferred consideration and estimated contingent consideration which included the acquisition of three distributors, two businesses, and two purchases of intellectual property. Three transactions are in the P&R segment and four are in the Recon segment. See Note 3, “Acquisitions and Investments” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding these transactions.

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

Foreign Currency Fluctuations

During the three and six months ended July 4, 2025, approximately 43% and 43%, respectively, of our sales were derived from operations outside the United States, the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. Dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended July 4, 2025 compared to the three months ended June 28, 2024, fluctuations in foreign currencies increased Net sales by 2.0%, increased Gross profit by approximately 2.0%, and increased operating expense by approximately 1.5%. For the six months ended July 4, 2025 compared to the six months ended June 28, 2024, fluctuations in foreign currencies increased Net sales by 0.4%, increased Gross profit by approximately 0.7%, and increased operating expenses by approximately 0.2%.

Seasonality

Sales in our P&R and Recon segments typically peak in the fourth quarter. General economic conditions and other factors may, however, impact future seasonal variations.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP performance measures, are included in this report because they are key metrics used by our management to assess our operating performance.

Adjusted EBITDA excludes from Net income the effect of Loss from discontinued operations, net of taxes; Income tax expense (benefit); Other (income) expense, net; non-operating (gain) loss on investments; debt extinguishment charges; Interest expense, net; Restructuring charges; Medical Device Regulation (“MDR”) fees and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; strategic purchase of economic interest on future royalty payments; insurance settlement loss (gain); goodwill impairment charges; and fair value charges on acquired inventory. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment. Adjusted EBITDA assists our management in comparing operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements.

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

The following table sets forth a reconciliation of net loss, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three and six months ended July 4, 2025 and June 28, 2024, respectively.

	Three Months Ended
	July 4, 2025			June 28, 2024
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP)(1)			$(36.5)			$(18.4)
Net Loss margin (GAAP)			(6.5)%			(3.5)%
Loss from discontinued operations, net of taxes			0.1			0.1
Income tax expense (benefit)			10.8			(8.9)
Other (income) expense, net			(0.4)			(33.8)
Interest expense, net			9.3			17.0
Operating income (loss) (GAAP)	$9.3	$(26.1)	(16.8)	$2.5	$(46.8)	(44.3)
Operating income (loss) margin (GAAP)	3.2%	(9.5)%	(3.0)%	0.9%	(18.9)%	(8.4)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	0.7	0.3	0.9	1.8	2.8	4.6
MDR and other costs (3)(4)	1.4	1.8	3.3	2.1	2.4	4.5
Strategic transaction costs (3)(5)	2.1	11.4	13.5	1.9	20.8	22.7
Stock-based compensation (3)	5.2	3.4	8.7	5.4	2.3	7.6
Depreciation and other amortization	4.7	23.9	28.6	4.5	25.6	30.1
Amortization of acquired intangibles	23.3	19.7	43.0	22.9	18.0	40.9
Purchase of royalty interest	—	10.0	10.0	—	—	—
Inventory step-up	—	6.0	6.0	—	23.9	23.9
Adjusted EBITDA (non-GAAP)	$46.7	$50.4	$97.2	$41.1	$49.1	$90.2
Adjusted EBITDA margin (non-GAAP)	16.1%	18.4%	17.2%	14.8%	19.8%	17.2%
(1) Non-operating components of Net income (loss) are not allocated to the segments.
(2) Restructuring charges include $0.2 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended July 4, 2025, and there were no similar charges for the three months ended June 28, 2024.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(4) MDR and other costs includes (i) $2.8 million for the three months ended July 4, 2025 and $4.4 million for the three months ended June 28, 2024, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.4 million for the three months ended July 4, 2025 and $0.1 million for the three months ended June 28, 2024, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $7.8 million for the three months ended July 4, 2025 and $19.5 million for the three months ended June 28, 2024 related to non-recurring integration costs associated with the Lima Acquisition, which includes payroll and retention costs for roles to be eliminated or that are dedicated to integration activities, professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling, and integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $5.4 million for the three months ended July 4, 2025 and $2.0 million three months ended June 28, 2024 of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $0.3 million for the three months ended July 4, 2025 and $1.2 million for the three months ended June 28, 2024, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.

	Six Months Ended
	July 4, 2025			June 28, 2024
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP)(1)			$(92.3)			$(90.4)
Net Loss margin (GAAP)			(8.2)%			(8.7)%
Loss from discontinued operations, net of taxes			0.2			0.1
Income tax expense (benefit)			9.0			(16.3)
Other (income) expense, net			1.0			(9.6)
Interest expense, net			18.5			37.0
Operating income (loss) (GAAP)	$2.4	$(65.9)	(63.6)	$(11.4)	$(67.8)	(79.2)
Operating income (loss) margin (GAAP)	0.4%	(11.8)%	(5.7)%	(2.1)%	(13.4)%	(7.6)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	3.5	1.3	4.8	9.5	8.0	17.5
MDR and other costs (3)(4)	2.8	3.6	6.5	5.2	4.3	9.5
Strategic transaction costs (3)(5)	4.1	21.4	25.5	2.0	41.5	43.5
Stock-based compensation (3)	9.8	6.3	16.1	8.6	5.5	14.0
Depreciation and other amortization	8.9	49.4	58.3	9.1	48.2	57.3
Amortization of acquired intangibles	46.1	38.7	84.8	46.1	35.7	81.9
Purchase of royalty interest	—	45.8	45.8	—	—	—
Inventory step-up	—	18.1	18.1	—	29.0	29.0
Adjusted EBITDA (non-GAAP)	$77.6	$118.7	$196.3	$69.1	$104.4	$173.4
Adjusted EBITDA margin (non-GAAP)	13.8%	21.2%	17.5%	12.9%	20.7%	16.7%
(1) Non-operating components of Net loss are not allocated to the segments.
(2) Restructuring charges include $0.3 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the six months ended July 4, 2025, and there were no similar charges for the six months ended June 28, 2024.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(4) MDR and other costs includes (i) $5.4 million for the six months ended July 4, 2025 and $8.8 million for the six months ended June 28, 2024, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $1.1 million for the six months ended July 4, 2025 and $0.6 million for the six months ended June 28, 2024, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $16.5 million for the six months ended July 4, 2025 and $37.7 million for the six months ended June 28, 2024, respectively, related to non-recurring integration costs associated with the Lima Acquisition, which includes payroll and retention costs for roles to be eliminated or that are dedicated to integration activities, professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling, and integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $8.2 million for the six months ended July 4, 2025 and $3.0 million for the six months ended June 28, 2024, respectively, of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $0.8 million for the six months ended July 4, 2025 and $2.8 million for the six months ended June 28, 2024, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.

Total Company

Net Sales

The following table summarizes our Net sales for the three and six months ended July 4, 2025 and June 28, 2024, respectively. As noted in the Items Affecting Comparability of Reported Results section above, the six months ended July 4, 2025 include the impact of additional days as compared to the six months ended June 28, 2024.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(In millions)
For the three and six months ended June 28, 2024	$525.2		$1,041.4
Components of Change:
Existing Businesses(1)	27.1	5.2%	80.1	7.7%
Acquisitions(2)	1.7	0.3%	1.7	0.2%
Divestitures(3)	—	—%	(4.3)	(0.4)%
Foreign Currency Translation(4)	10.5	2.0%	4.5	0.4%
	39.3	7.5%	82.0	7.9%
For the three and six months ended July 4, 2025	$564.5		$1,123.4
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to factors such as price, product mix and volume.
(2) Represents the incremental sales as a result of acquisitions of businesses for twelve months from the acquisition date. Excludes (i) acquisitions of former distribution partners as such transactions primarily represent a shift from a third-party distribution model to a direct sales model, and (ii) acquisitions of intellectual property as such transactions involve the purchase of technologies that have not been commercialized.
(3) Represents the decrease in sales as a result of divestitures of businesses for twelve months from the divestiture date.
(4) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

The increase in Net sales during the three months ended July 4, 2025 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments and favorable foreign currency translation, partially offset by a decrease due to the timing of holidays.

The increase in Net sales during the six months ended July 4, 2025 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments, an increase in calendar days in the first quarter, net of the aforementioned effect of holidays in the second quarter, and favorable foreign currency translation, partially offset by a $4.3 million decrease in sales from the 2024 divestiture of our hosiery business in P&R.

Existing business sales in Recon increased $20.0 million and $52.8 million during the three and six months ended July 4, 2025, respectively, due to higher sales volumes compared to the prior year period, driven by broad market strength. Existing business sales in Recon for the three and six months ended July 4, 2025 was also impacted by the aforementioned impact of calendar days and holidays.

Existing business sales in P&R increased $7.2 million and $27.2 million during the three and six months ended July 4, 2025, respectively, due to higher sales volumes compared to the prior year period. Existing business sales in P&R for the three and six months ended July 4, 2025 was also impacted by the aforementioned impact of calendar days and holidays.

The weakening of the U.S. dollar relative to other currencies resulted in $10.5 million and $4.5 million favorable foreign currency translation impacts during the three and six months ended July 4, 2025, respectively.

Operating Results
The following table summarizes our results of continuing operations for the current year and prior year periods.

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(Dollars in millions)
Gross profit	$334.7	$288.9	$666.9	$586.8
Gross profit margin	59.3%	55.0%	59.4%	56.3%
Selling, general and administrative expense	$267.1	$264.1	$536.1	$519.8
Research and development expense	$30.7	$23.5	$59.2	$46.9
Operating loss	$(16.8)	$(44.2)	$(63.6)	$(79.2)
Operating loss margin	(3.0)%	(8.4)%	(5.7)%	(7.6)%
Net loss from continuing operations (GAAP)	$(36.5)	$(18.4)	$(92.0)	$(90.3)
Net loss from continuing operations margin (GAAP)	(6.5)%	(3.5)%	(8.2)%	(8.7)%
Net loss (GAAP)	$(36.5)	$(18.5)	$(92.3)	$(90.4)
Net loss margin (GAAP)	(6.5)%	(3.5)%	(8.2)%	(8.7)%
Adjusted EBITDA (non-GAAP)	$97.2	$90.2	$196.3	$173.4
Adjusted EBITDA margin (non-GAAP)	17.2%	17.2%	17.5%	16.7%
Items excluded from Adjusted EBITDA:
Restructuring charges (1)	$0.9	$4.6	$4.8	$17.5
MDR and other costs	$3.3	$4.5	$6.5	$9.5
Strategic transaction costs	$13.5	$22.7	$25.5	$43.5
Stock-based compensation	$8.7	$7.6	$16.1	$14.0
Depreciation and other amortization	$28.6	$30.1	$58.3	$57.3
Amortization of acquired intangibles	$43.0	$40.9	$84.8	$81.9
Purchase of royalty interest	$10.0	$—	$45.8	$—
Inventory step-up	$6.0	$23.9	$18.1	$29.0
Interest expense, net	$9.3	$17.0	$18.5	$37.0
Other expense (income), net	$(0.4)	$(33.8)	$1.0	$(9.6)
Income tax expense (benefit)	$10.8	$(8.9)	$9.0	$(16.3)
(1) Restructuring charges include $0.2 million and $0.3 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2025, respectively, and there were no similar charges for the three and six months ended June 28, 2024.

Three Months Ended July 4, 2025 Compared to Prior Year

Gross profit increased $45.8 million, or 15.9%, in the three months ended July 4, 2025 compared with the prior year period due to a $32.8 million increase in our Recon segment and a $13.0 million increase in our P&R segment. The Gross profit increase was attributable to growth in sales volume, improved mix of higher margin products sales, and the decrease of $17.9 million in inventory fair value step-up amortization charges. Gross profit margin increased by 4.3% due to the decrease in inventory fair value step-up amortization charges and supply chain productivity.

Selling, general and administrative expense increased $3.0 million in the three months ended July 4, 2025 compared to the prior year period, primarily due to a $5.5 million increase in commissions on increased sales and increased investment in the business in selling, general and administrative costs of $7.0 million, offset by a $9.2 million decrease in strategic transactions costs driven by the higher transaction costs in 2024 and a reduction in acquisition integration costs.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Amortization of acquired intangibles increased slightly compared to the prior year period due to the finalization of the Lima Acquisition in the later part of 2024 and the additional bolt-on business, distributor, and intellectual property acquisitions in 2025. Depreciation and other amortization decreased slightly due to phasing of older assets partially offset by the higher levels of capital expenditures associated with recent acquisitions.

Purchase of royalty interest increased in the second quarter of 2025 as we completed additional strategic purchases of economic interest on future royalty payments in our intellectual property (“royalty interest”) for a fixed price of $12.7 million, which will be paid over nine years. We accrued a liability and recognized a $10.0 million charge for the net present value of the purchases.

Interest expense, net decreased in the three months ended July 4, 2025 compared to the prior year period due to a $6.3 million increase in interest income on the cross-currency swap derivatives. This was driven by the increase in the hedging position entered into during the third quarter of 2024.

Other income, net decreased in the three months ended July 4, 2025 compared to the prior year period due to the $33.5 million fair value mark-to-market gain on the Contingent Acquisition Shares in 2024. The final settlement of the Contingent Acquisition Shares was completed on January 15, 2025 so there was no gain or loss in the second quarter of 2025.

The effective tax rate for Net loss from continuing operations during the three months ended July 4, 2025 was (42.1)%, which differs from the U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for the three months ended June 28, 2024 was 32.6% which was higher than the 2024 U.S. federal statutory rate of 21%, primarily due to tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares. This was partially offset by an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations.

Net loss and Net loss from continuing operations increased in the three months ended July 4, 2025 compared with the prior year period, primarily due to the aforementioned decreases in Other income, net and the increase in Purchase of royalty interest, partially offset by the increase in Gross Profit and lower interest expense, net. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses.

Six Months Ended July 4, 2025 Compared to Prior Year

Gross profit increased in the six months ended July 4, 2025 compared with the prior year period due to a $54.6 million increase in our Recon segment and a $25.5 million increase in our P&R segment. The Gross profit increase was attributable growth in sales volume, improved mix of higher margin products sales, and the decrease of $10.9 million in inventory fair value step-up amortization charges. Gross profit margin increased by 3.1% due to improved product mix, supply chain productivity, and the decrease in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $16.3 million in the six months ended July 4, 2025 compared to the prior year period, primarily due to a $17.6 million increase in commissions on increased sales and increased investment in selling, general and administrative costs of $18.9 million, offset by a $18.0 million decrease in strategic transaction costs driven by higher transaction costs in 2024 and a reduction in acquisition integration costs.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Amortization of acquired intangibles and Depreciation and other amortization also increased compared to the prior year period due to the finalization of the Lima Acquisition in the later part of 2024, the additional business, distributor, and intellectual property acquisitions in 2025, and higher levels of capital expenditures associated with recent acquisitions.

Purchase of royalty interest increased in the first half of 2025 as we completed strategic purchases of economic interest on future royalty payments in our intellectual property (“royalty interest”) for a fixed price of $56.5 million, which will be paid over nine years. We accrued a liability and recognized a $45.8 million charge for the net present value of the purchases.

Interest expense, net decreased in the six months ended July 4, 2025 compared to the prior year period due to a $16.0 million increase in interest income on the cross-currency swap derivatives. This was driven by the increase in the hedging position entered into during the third quarter of 2024.

Other expense, net decreased in the six months ended July 4, 2025 compared to the prior year period due to the $21.8 million decrease in the fair value gain on the Contingent Acquisition Shares, partially offset by an $11.1 million decrease in the prior year loss on the non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition which closed in January 3, 2024.

The effective tax rate for Net loss from continuing operations during the six months ended July 4, 2025 was (10.9)%, which differs from the 2025 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for Net income from continuing operations during the six months ended June 28, 2024 was 15.3%, which was lower than the 2024 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares.

Net loss and Net loss from continuing operations increased in the six months ended July 4, 2025 compared with the prior year period, primarily due to the aforementioned decreases in Other income, net and the increase in Purchase of royalty interest, partially offset by the increase in Gross Profit and lower interest expense, net. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses.

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

Prevention & Recovery

Enovis Prevention & Recovery develops, manufactures, and distributes rigid bracing products, orthopedic soft goods, vascular systems, and compression garments, and hot and cold therapy products and offers robust recovery sciences products in the clinical rehabilitation and sports medicine markets such as bone growth stimulators and electrical stimulators used for pain management. Our Prevention & Recovery products are marketed under several brand names, most notably Donjoy, Aircast, and Chattanooga, to orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers, and other healthcare professionals who treat patients with a variety of treatment needs including musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Many of our medical devices and related accessories are used by athletes and other patients for injury prevention and at-home physical therapy treatments. We reach a diverse customer base through multiple distribution channels, including independent distributors, direct salespeople, and directly to patients.

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(Dollars in millions)
Net sales	$290.6	$277.8	$563.2	$536.8
Gross profit	$159.2	$146.2	$303.0	$277.5
Gross profit margin	54.8%	52.6%	53.8%	51.7%
Selling, general and administrative expenses	$116.3	$109.7	$232.1	$215.2
Research and development expense	$9.7	$9.2	$18.9	$18.0
Amortization of acquired intangibles	$23.3	$22.9	$46.1	$46.1
Restructuring charges	$0.7	$1.8	$3.5	$9.5

Operating income (loss) (GAAP)	$9.3	$2.5	$2.4	$(11.4)
Operating income (loss) margin (GAAP)	3.2%	0.9%	0.4%	(2.1)%
Adjusted EBITDA (non-GAAP)	$46.7	$41.1	$77.6	$69.1
Adjusted EBITDA margin (non-GAAP)	16.1%	14.8%	13.8%	12.9%

Three Months Ended July 4, 2025 Compared to Prior Year

Net sales increased $12.8 million, or 4.6%, in the three months ended July 4, 2025 compared with the prior year period, driven by solid existing business volume growth and favorable foreign currency translation of 1.4%, partially offset by a decrease due to the timing of holidays. Gross profit increased $13.0 million and Gross profit margin increased by 220 basis points, primarily due to an improved mix of higher margin product sales and supply chain productivity.

Selling, general and administrative expenses were flat as a percentage of net sales. Operating income and Operating income margin increased due to the aforementioned gross profit growth and stable selling, general and administrative expenses and a reduction of restructuring costs and MDR spending. Adjusted EBITDA and Adjusted EBITDA margin increased due to the aforementioned gross profit increase partially offset by an increase in the selling, general, and administrative expenses.

Six Months Ended July 4, 2025 Compared to Prior Year

Net sales increased $26.4 million, or 4.9%, compared with the prior year period, driven by solid existing business volume growth and additional calendar days, net of the aforementioned effect of holidays in the second quarter, partially offset by a $4.3 million decrease from divesting the compression hosiery business in April 2024. Gross profit increased $25.4 million and Gross profit margin increased by 210 basis points primarily due to mix of higher margin products sales and supply chain productivity.

Selling, general and administrative expenses increased slightly as a percentage of net sales. Operating income, net increased $13.8 million due to the aforementioned higher gross profit, partially offset by charges from divesting a minor product line. Adjusted EBITDA and Adjusted EBITDA margin increased slightly compared with the prior year period.

Reconstructive
Enovis Reconstructive is a global medical technology business focused on developing, manufacturing, marketing, and distributing innovative surgical solutions that restore mobility and improve patient outcomes. Our portfolio includes a broad range of differentiated implants, instrumentation, and enabling technologies used in elective and non-elective joint replacement, limb reconstruction, and foot & ankle procedures.

We serve orthopedic surgeons and healthcare systems worldwide with products for shoulder, hip, knee, and extremity reconstruction and fixation, including both primary and revision procedures. Our offerings are supported by proprietary surgical techniques, surgeon education, and digital tools that enhance preoperative planning, intraoperative precision, and postoperative recovery.

Our strategy is focused on accelerating growth through innovation, expanding market presence in both established and emerging markets, and delivering exceptional clinical and economic value to our customers. Backed by a strong commitment to research and development, surgeon collaboration, and commercial execution, Enovis Reconstructive is positioned as a leading partner in advancing the future of reconstructive surgery.

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(Dollars in millions)
Net sales	$274.0	$247.4	$560.2	$504.7
Gross profit	$175.5	$142.7	$363.9	$309.3
Gross profit margin	64.1%	57.7%	65.0%	61.3%
Selling, general and administrative expenses	$150.7	$154.4	$304.0	$304.6
Research and development expense	$21.0	$14.2	$40.3	$28.8
Amortization of acquired intangibles	$19.7	$18.0	$38.7	$35.7
Purchase of royalty interest	$10.0	$—	$45.8	$—
Restructuring charges	$0.3	$2.8	$1.3	$8.0

Operating loss (GAAP)	$(26.1)	$(46.8)	$(65.9)	$(67.8)
Operating loss margin (GAAP)	(9.5)%	(18.9)%	(11.8)%	(13.4)%
Adjusted EBITDA (non-GAAP)	$50.4	$49.1	$118.7	$104.4
Adjusted EBITDA margin (non-GAAP)	18.4%	19.8%	21.2%	20.7%

Three Months Ended July 4, 2025 Compared to Prior Year

Net sales increased by $26.6 million, or 10.7%, in the three months ended July 4, 2025, due to strong sales volumes and favorable foreign currency translation of 2.7%, partially offset by a decrease due to the timing of holidays. Gross profit increased over the same period, primarily due to higher net sales and a decrease of $17.9 million in inventory fair value step-up amortization charges.

Selling, general and administrative expenses decreased by $3.7 million over the same period, primarily due to a decrease in Lima Acquisition integration costs, partially offset by an increase in commissions driven by higher sales and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Purchase of royalty interest increased in the second quarter of 2025 as we completed additional strategic purchases to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements for a fixed price of $12.6 million, which will be paid over nine seven years. We accrued a liability and recognized a $10.0 million charge for the net present value of the purchases.

Operating loss decreased, primarily due to the aforementioned gross profit increases and a $9.4 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition, partially offset by the $10.0 million purchase of royalty interest and the increase in research and development expense. Adjusted EBITDA increased primarily due to the aforementioned sales growth and gross profit increase.

Six Months Ended July 4, 2025 Compared to Prior Year

Net sales increased by $55.5 million, or 11.0%, due to strong sales volumes, additional calendar days, and favorable foreign currency translation of 0.5%, net of the aforementioned effect of holidays in the second quarter. Gross profit increased $54.6 million in the six months ended July 4, 2025 compared to the prior year period, primarily due to higher net sales, improved operating leverage and a decrease of $10.9 million in inventory fair value step-up amortization charges.

Selling, general and administrative expenses decreased by $0.6 million over the same period, primarily due to a decrease in Lima Acquisition integration costs, partially offset by an increase in commissions driven by higher sales and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Purchase of royalty interest increased over the same period as we completed strategic purchases to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements for a fixed price of $56.5 million, which will be paid over nine years. We accrued a liability and recognized a $45.8 million charge for the net present value of the purchases.

Operating loss decreased, primarily due to a $20.1 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition, offset by the $45.8 million purchase of royalty interest. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.

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

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of July 4, 2025, the remaining stock repurchase authorization provided by our Board of Directors was $100 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Enovis Credit Agreement”) consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an aggregate principal amount of $400 million, which was funded on January 3, 2024, the date the Lima Acquisition was consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $5 million each quarter, and matures on April 4, 2027 (the “2024 Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the 2024 Term Loan Facility) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions. As of July 4, 2025, there was $325 million available on the Revolver.

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

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $50.1 million were outstanding as of July 4, 2025.

Cash Flows

As of July 4, 2025, we had $44.1 million of Cash and cash equivalents, a decrease of $4.1 million from the balance as of December 31, 2024 of $48.2 million. The following table summarizes the change in cash and cash equivalents during the periods indicated:

	Six Months Ended
	July 4, 2025	June 28, 2024
	(Dollars in millions)
Net cash provided by (used in) operating activities	$46.2	$(28.4)
Purchases of property, plant and equipment and intangibles	(87.6)	(76.3)
Payments for acquisitions, net of cash received, and investments	(24.3)	(758.2)
Other investing	1.7	(4.6)
Net cash used in investing activities	(110.3)	(839.2)
Net borrowings of debt	62.0	878.5
Other financing	(4.6)	(11.5)
Net cash provided by financing activities	57.4	867.0
Effect of foreign exchange rates on Cash and cash equivalents	2.6	(0.9)
Decrease in Cash and cash equivalents	$(4.1)	$(1.4)

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Strategic transaction costs primarily relates to integration costs of acquired businesses such as the Lima Acquisition. Cash flows provided by operating activities increased $74.6 million year-over-year. This improvement was primarily due to the increase in gross profit, lower strategic transaction costs of $18.0 million, lower interest paid of $18.1 million, and lower restructuring costs of $5.3 million, offset by a higher investment in working capital of $14.4 million and increases in Selling, general and administrative and Research and development expense.

Cash flows used in investing activities during the six months ended July 4, 2025 were $110.3 million compared to $839.2 million in the prior year period due to six small acquisition transactions during 2025 compared to the Lima Acquisition purchase price of $757.7 million, net of cash received, in the prior year and overall higher capital investments in the current year driven by recent acquisitions, including surgical implant instruments that support sales growth in Recon.

Cash flows provided by financing activities during the six months ended July 4, 2025 include $62.0 million of net debt borrowings primarily used for the recent acquisition transactions and capital expenditures. Cash flows provided by financing activities for the six months ended June 28, 2024 include net debt borrowings of $878.5 million primarily used for the Lima Acquisition and to a lesser extent capital expenditures and operations.

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

Goodwill and Intangible Assets

We evaluate the recoverability of Goodwill at the reporting unit level annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Our last quantitative impairment test performed on the first day of the fourth quarter of 2024 resulted in impairment. Based on our qualitative assessment as of July 4, 2025, there were no events that would indicate an impairment should be incurred in the second quarter of 2025. Due to the decrease in the share price of our common stock, the sum of the fair value of our two reporting units as calculated by management in the last quantitative impairment test implies a premium of approximately 45% above our current market capitalization. As of July 4, 2025, the Goodwill of the Reconstructive and Prevention & Recovery reporting units was $800.2 million and $981.1 million, respectively. If the decline in our market capitalization is sustained or actual results of the business differ from our estimates and projections, there is an increased risk of potential impairment, which could materially affect our financial statements.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of July 4, 2025 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and six months ended July 4, 2025 would have increased interest expense for our variable rate-based debt under the Enovis Credit Agreement by approximately $2.4 million and $4.7 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended July 4, 2025, approximately 43% and 43% of our sales, respectively, were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. Dollar and Euro than other currencies. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of July 4, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the six months ended July 4, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.01.3***	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02****	Amended and Restated Bylaws of Enovis Corporation.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 4, 2025 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

****	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Damien McDonald	Chief Executive Officer and Director
Damien McDonald	(Principal Executive Officer)	August 7, 2025

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	August 7, 2025

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	August 7, 2025