Form 10-Q
period 2025-10-03
Enovis CORP
filed 2025-11-06
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2025, there were 57,189,381 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net sales	$548,912	$505,222	$1,672,291	$1,546,648
Cost of sales	219,999	218,763	676,452	673,410
Gross profit	328,913	286,459	995,839	873,238
Selling, general and administrative expense	263,621	249,854	799,714	769,645
Research and development expense	29,739	20,491	88,967	67,347
Amortization of acquired intangibles	43,689	42,786	128,463	124,653
Purchase of royalty interest	—	—	45,818	—
Restructuring charges	1,910	5,065	6,488	22,563
Goodwill impairment charge	548,442	—	548,442	—
Operating loss	(558,488)	(31,737)	(622,053)	(110,970)
Interest expense, net	8,828	11,066	27,310	48,031
Other expense (income), net	(448)	(202)	508	(9,803)
Loss from continuing operations before income taxes	(566,868)	(42,601)	(649,871)	(149,198)
Income tax expense (benefit)	4,005	(9,096)	13,037	(25,408)
Net loss from continuing operations	(570,873)	(33,505)	(662,908)	(123,790)
Income (loss) from discontinued operations, net of taxes	(40)	2,243	(258)	2,175
Net loss	(570,913)	(31,262)	(663,166)	(121,615)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	233	259	685	542
Net loss attributable to Enovis Corporation	$(571,146)	$(31,521)	$(663,851)	$(122,157)
Net income (loss) per share - basic and diluted
Continuing operations	$(9.99)	$(0.61)	$(11.64)	$(2.26)
Discontinued operations	$—	$0.04	$—	$0.04
Consolidated operations	$(9.99)	$(0.58)	$(11.64)	$(2.23)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net loss	$(570,913)	$(31,262)	$(663,166)	$(121,615)
Other comprehensive income (loss):
Foreign currency translation	(10,260)	76,664	207,357	6,966
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $140, $(16,763), $36, and $(11,028).	14,009	(54,213)	(152,883)	(36,006)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension net actuarial loss, net of tax benefit of $(147), $(8), $(173), and $(22).	119	(36)	80	(104)
Reclassification of hedging gain (loss), net of tax expense (benefit) of $(69), $(162), $—, and $(262).	668	(536)	893	(894)
Other comprehensive income (loss)	4,536	21,879	55,447	(30,038)
Comprehensive loss	(566,377)	(9,383)	(607,719)	(151,653)
Less: comprehensive income attributable to noncontrolling interest	225	359	931	574
Comprehensive loss attributable to Enovis Corporation	$(566,602)	$(9,742)	$(608,650)	$(152,227)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	October 3, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,617	$48,167
Trade receivables, less allowance for credit losses of $26,638 and $24,466	431,767	407,031
Inventories, net	613,752	547,120
Prepaid expenses	47,080	36,246
Other current assets	109,546	107,882
Current portion of assets held for sale	44,362	—
Total current assets	1,280,124	1,146,446
Property, plant and equipment, net	486,423	404,500
Goodwill	1,218,669	1,692,709
Intangible assets, net	1,280,680	1,317,429
Lease asset - right of use	72,915	68,915
Other assets	94,556	88,778
Total assets	$4,433,367	$4,718,777

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,000	$20,027
Accounts payable	198,776	179,098
Accrued liabilities	355,242	329,873
Current portion of liabilities held for sale	1,425	—
Total current liabilities	575,443	528,998
Long-term debt, less current portion	1,339,518	1,309,473
Non-current lease liability	57,715	52,461
Other liabilities	437,013	263,516
Total liabilities	2,409,689	2,154,448
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 57,189,761 and 55,876,517 shares issued and outstanding as of October 3, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	3,040,188	2,973,121
Accumulated deficit	(946,874)	(283,023)
Accumulated other comprehensive loss	(72,691)	(127,892)
Total Enovis Corporation equity	2,020,680	2,562,262
Noncontrolling interest	2,998	2,067
Total equity	2,023,678	2,564,329
Total liabilities and equity	$4,433,367	$4,718,777

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	55,876,517	$56	$2,973,121	$(283,023)	$(127,892)	$2,067	$2,564,329
Net income (loss)	—	—	—	(55,966)	—	261	(55,705)
Other comprehensive income (loss), net of tax benefit of $13,185	—	—	—	—	62,902	122	63,024
Common stock issued for acquisition	971,343	1	44,409	—	—	—	44,410
Payments of tax withholding for stock-based awards	—	—	(3,447)	—	—	—	(3,447)
Common stock-based award activity	270,781		7,607	—	—	—	7,607
Balance at April 4, 2025	57,118,641	$57	$3,021,690	$(338,989)	$(64,990)	$2,450	$2,620,218
Net income (loss)	—	—	—	(36,739)	—	191	(36,548)
Other comprehensive income (loss), net of tax expense of $13,124	—	—	—	—	(12,245)	132	(12,113)
Common stock-based award activity	40,837	—	9,403	—	—	—	9,403
Balance at July 4, 2025	57,159,478	$57	$3,031,093	$(375,728)	$(77,235)	$2,773	$2,580,960
Net income (loss)	—	—	—	(571,146)		233	(570,913)
Other comprehensive income (loss), net of tax expense of $76	—	—	—	—	4,544	(8)	4,536
Payments of tax withholding for stock-based awards	—	—	(57)				(57)
Common stock-based award activity	30,283	—	9,152	—	—	—	9,152
Balance at October 3, 2025	57,189,761	$57	$3,040,188	$(946,874)	$(72,691)	$2,998	$2,023,678

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	54,597,142	$55	$2,900,747	$542,471	$(24,881)	$2,309	$3,420,701
Net income (loss)	—	—	—	(71,998)	—	157	(71,841)
Other comprehensive loss, net of tax expense of $7,752	—	—	—	—	(40,497)	(51)	(40,548)
Payments of tax withholding for stock-based awards	—	—	(4,772)	—	—	—	(4,772)
Common stock-based award activity	243,439	—	7,302	—	—	—	7,302
Balance at March 29, 2024	54,840,581	$55	$2,903,277	$470,473	$(65,378)	$2,415	$3,310,842
Net income (loss)	—	—	—	(18,638)	—	126	(18,512)
Other comprehensive loss, net of tax benefit of $2,131	—	—	—	—	(11,352)	(17)	(11,369)
Common stock-based award activity	25,779	—	7,977	—	—	—	7,977
Balance at June 28, 2024	54,866,360	$55	$2,911,254	$451,835	$(76,730)	$2,524	$3,288,938
Net income (loss)	—	—	—	(31,521)		259	(31,262)
Other comprehensive income, net of tax of $(16,933)	—	—	—	—	21,779	100	21,879
Common stock issued for acquisition	971,343	1	45,574	—	—	—	45,575
Common stock-based award activity	28,396	—	8,169	—	—	—	8,169
Balance at September 27, 2024	55,866,099	$56	$2,964,997	$420,314	$(54,951)	$2,883	$3,333,299

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	October 3, 2025	September 27, 2024
Cash flows from operating activities:
Net loss	$(663,166)	$(121,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	217,366	210,394
Impairment of assets	—	5,555
Impairment of goodwill	548,442	—
Stock-based compensation expense	24,809	21,928
Non-cash interest expense	5,120	3,539
Fair value loss (gain) on contingent acquisition shares	1,787	(19,922)
Loss on currency hedges	—	11,123
Deferred income tax expense (benefit)	(565)	(29,472)
Loss (gain) on sale of property, plant and equipment	1,129	(2,116)
Changes in operating assets and liabilities:
Trade receivables, net	(17)	(29,187)
Inventories, net	(33,153)	(2,844)
Accounts payable	10,345	(11,503)
Other operating assets and liabilities	16,652	(10,706)
Net cash provided by operating activities	128,749	25,174
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(141,122)	(127,522)
Payments for acquisitions, net of cash received, and investments	(26,859)	(765,422)
Cash received upon settlement of derivatives	1,601	(4,645)
Net cash used in investing activities	(166,380)	(897,589)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	400,000
Repayments of borrowings under term credit facility	(15,000)	(15,000)
Proceeds from borrowings on revolving credit facilities and other	177,000	940,000
Repayments of borrowings on revolving credit facilities and other	(136,862)	(447,005)
Payment of debt issuance costs	—	(703)
Payments of tax withholding for stock-based awards	(3,504)	(4,772)
Proceeds from issuance of common stock, net	1,318	1,555
Deferred consideration payments and other	(2,437)	(7,174)
Net cash provided by financing activities	20,515	866,901
Effect of foreign exchange rates on Cash and cash equivalents	2,566	480
Decrease in Cash and cash equivalents	(14,550)	(5,034)
Cash and cash equivalents, beginning of period	48,167	44,832
Cash and cash equivalents, end of period	$33,617	$39,798

Supplemental disclosures - Non-cash investing activities:
Fair value of contingently issuable shares in business acquisition	$—	$107,877

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

2. Recently Issued Accounting Pronouncements

The Company adopted (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as of December 31, 2024. The adoption did not have a material impact on the Company’s Consolidated Financial Statements but did require updates to the presentation of certain information for the Company’s segment disclosures. See Note 14 “Segment Information” for additional information regarding the updates made.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Acquisitions, Investments and Divestitures

2025 Acquisitions

In the second quarter of 2025, the Company completed a business combination of a distributor and an asset acquisition of intellectual property for total consideration of $7.6 million. In the first quarter of 2025, the Company completed an asset acquisition of intellectual property and four business combinations, including the acquisitions of two P&R businesses and two distributors for total consideration of $30.1 million, including deferred and estimated contingent consideration. Of the 2025 transactions mentioned, three are in the P&R segment and four are in the Recon segment.

For the transactions in P&R completed during the nine months ended October 3, 2025, the Company (i) paid a total of $7.0, net of cash received, and recorded estimated contingent consideration for future expected payments of $1.9 million for the acquisition of two businesses, and (ii) paid a total of $6.5 million in cash and recorded a $8.3 million liability for deferred payments for an asset acquisition of intellectual property. The transactions added complementary product offerings to the P&R segment.

For the transactions in Recon completed during the nine months ended October 3, 2025, the Company (i) paid a total of $9.7 million, net of cash received, and recorded estimated contingent consideration for future expected payments of $0.9 million for three business combinations of distributors, and (ii) paid $1.5 million in cash for an asset acquisition of intellectual property. The transactions expanded distribution partners for the Company’s surgical implant products in Europe and added a complementary surgical product technology.

The business combinations acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition dates. The Company preliminarily recorded approximately $19.5 million in definite-lived intangible assets associated with the business combinations acquisitions. Purchase accounting procedures are ongoing and revisions may be recorded in future periods during the measurement period. The intellectual property acquisitions are accounted for as asset acquisitions. The Company also recorded an additional $16.3 million in definite-lived intangible assets associated with its asset acquisitions.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2025 Divestiture

On October 3, 2025, the Board of Directors of Enovis Corporation approved the divestiture of the Company’s Dr Comfort Footcare Solutions product line of our P&R segment to Promus Equity Partners in an asset deal that includes inventory, machinery and equipment, and intangible assets for consideration of up to $60 million in cash, consisting of an upfront payment of $45 million and up to $15 million payable in the future upon the achievement of certain milestones (the “Dr Comfort Sale”). The intangibles include all trademarks and technology of Dr Comfort as well as U.S. customer relationships.

On October 7, 2025, the Company signed the agreement of sale and closed the transaction. The accompanying Condensed Consolidated Balance Sheet reflects the Dr Comfort assets as held for sale on the balance sheet as of October 3, 2025. The Dr Comfort Sale does not represent a strategic shift that has a major effect on the Company’s operations and financial results and is therefore not presented as a discontinued operation.

Management allocated approximately $18.8 million of the total P&R goodwill to Dr Comfort, for a total carrying value of $50.6 million. The estimated fair value was determined to be $42.9 million based on the expected sale price of the business less the cost to sell. This estimate does not include any contingent consideration as management concluded it is not probable at this time. Accordingly, the Company recognized a loss of $7.6 million on the held for sale net assets for the three months ended October 3, 2025, which has been recorded within Goodwill impairment charge on the Condensed Consolidated Statements of Operations.

The following table summarizes the major classes of assets and liabilities held for sale that were included in the Company’s consolidated balance sheets as of October 3, 2025 and December 31, 2024:

October 3, 2025
(In thousands)
ASSETS HELD FOR SALE
Inventories, net	$13,736
Property, plant, and equipment, net	624
Lease asset - right of use	1,429
Goodwill (1)	11,203
Intangible assets, net	17,370
Total assets held for sale	$44,362

LIABILITIES HELD FOR SALE
Lease liabilities	1,425
Total liabilities held for sale	$1,425

(1) This represents the remaining goodwill balance in Assets held for sale as of October 3, 2025 after the held for sale impairment charge.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Investments

For the quarter ended October 3, 2025, the Company made two new investments for aggregate cash consideration of $2.4 million. As of October 3, 2025, the balance of investments held by the Company without readily determinable fair values was $22.8 million. The majority of these investments are carried at cost less impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

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

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$126,980	$123,021	$362,916	$345,132
U.S. Other P&R	71,408	66,196	208,853	200,496
International P&R	92,551	85,027	282,324	265,383
Total Prevention & Recovery	290,939	274,244	854,093	811,011
Reconstructive:
U.S. Recon	128,979	120,811	396,349	366,608
International Recon	128,994	110,167	421,849	369,029
Total Reconstructive	257,973	230,978	818,198	735,637
Total	$548,912	$505,222	$1,672,291	$1,546,648

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended October 3, 2025
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions, and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$24,466	$1,864	$(969)	$1,277	$26,638

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(571,106)	$(33,764)	$(663,593)	$(124,332)
Weighted-average shares of Common stock outstanding – basic	57,169,061	55,665,527	57,028,852	55,072,194
Net income (loss) per share from continuing operations – basic	$(9.99)	$(0.61)	$(11.64)	$(2.26)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(571,106)	$(33,764)	$(663,593)	$(124,332)
Weighted-average shares of Common stock outstanding – basic	57,169,061	55,665,527	57,028,852	55,072,194
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—	—
Weighted-average shares of Common stock outstanding – diluted	57,169,061	55,665,527	57,028,852	55,072,194
Net income (loss) per share from continuing operations – diluted	$(9.99)	$(0.61)	$(11.64)	$(2.26)
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

The following table presents the potentially dilutive shares of Common stock from stock-based compensation awards excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share (“Anti-dilutive shares”):

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Anti-dilutive shares	2,111,096	1,720,628	2,032,866	1,311,385

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Income Taxes

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)
Loss from continuing operations before income taxes	$(566,868)	$(42,601)	$(649,871)	$(149,198)
Income tax expense (benefit)	$4,005	$(9,096)	$13,037	$(25,408)
Effective tax rate:	(0.7)%	21.4%	(2.0)%	17.0%

The effective tax rate for the three months ended October 3, 2025 differs from the 2025 federal statutory rate of 21%, primarily due to non-deductible goodwill impairment charges and an increase in valuation allowance on U.S. deferred tax assets, which had a significant impact on the effective tax rate. Additionally, non-deductible expenses and U.S. taxation on international operations also contributed to the rate difference. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the nine months ended October 3, 2025 differs from the 2025 federal statutory rate of 21%, primarily due to non-deductible goodwill impairment charges and an increase in valuation allowance on U.S. deferred tax assets, which had a significant impact on the effective tax rate. Additionally, non-deductible expenses and U.S. taxation on international operations also contributed to the rate difference. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the three months ended September 27, 2024 was higher than the 2024 U.S. federal statutory rate of 21%, primarily due to tax credits for research and development, non-U.S. income taxed at lower rates, non-taxable fair value gain on the Contingent Acquisition Shares, and release of uncertain tax positions. This was partially offset by an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations.

The effective tax rate for the nine months ended September 27, 2024 was lower than the 2024 U.S. federal statutory rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development, non-U.S. income taxed at lower rates, and non-taxable fair value gain on the Contingent Acquisition Shares.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to U.S. tax law. The Company evaluated the potential impact of OBBBA and reflected relevant changes within the accompanying financial statements for the three and nine months ended October 3, 2025; the most significant being an estimated increase to current year U.S. deferred tax assets for which a valuation allowance is required. The Company will continue to evaluate the changes from OBBBA, monitor developments, and assess its tax position as further guidance becomes available.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of October 3, 2025, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the nine months ended October 3, 2025 and September 27, 2024. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2025	$8,412	$(113,664)	$(22,640)	$(127,892)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	160	—	—	160
Foreign currency translation adjustment	1,109	206,002	—	207,111
Loss on hedge activity	—	—	(152,883)	(152,883)
Other comprehensive income (loss) before reclassifications	1,269	206,002	(152,883)	54,388
Amounts reclassified from Accumulated other comprehensive income (loss)	(80)	—	893	813
Net Other comprehensive income (loss)	1,189	206,002	(151,990)	55,201
Balance at October 3, 2025	$9,601	$92,338	$(174,630)	$(72,691)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2024	$5,008	$(2,016)	$(27,873)	$(24,881)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	3	6,931	—	6,934
Loss on hedge activity	—	—	(36,006)	(36,006)
Other comprehensive income (loss) before reclassifications	3	6,931	(36,006)	(29,072)
Amounts reclassified from Accumulated other comprehensive income (loss)	(104)	—	(894)	(998)
Net Other comprehensive income (loss)	(101)	6,931	(36,900)	(30,070)
Balance at September 27, 2024	$4,907	$4,915	$(64,773)	$(54,951)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Goodwill

The Company evaluates the recoverability of Goodwill annually or more frequently if an event occurs or circumstances change in the interim that would be more likely than not to reduce the fair value of the asset below its carrying amount. For the quarter ended October 3, 2025, the Company identified an impairment indicator associated with a sustained decrease in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of our reporting units. Accordingly, the Company performed an interim quantitative assessment of Goodwill. We determined the fair values of the reporting units by equally weighting a discounted cash flow approach and market valuation approach. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment, and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain.

Based upon the results of the quantitative impairment test, the Company determined that the carrying values of the Prevention & Recovery and Reconstructive reporting units exceeded their respective fair values as of October 3, 2025. In order to align each reporting unit’s fair value model with the Company’s overall market capitalization, the Company increased the weighted average cost of capital and reduced market multiples to the low end of acceptable ranges. As a result, the Company recognized a non-cash goodwill impairment charge of $540.8 million ($222.3 million for the Prevention & Recovery reporting unit and $318.6 million for the Reconstructive reporting unit) in the quarter ended October 3, 2025. The accumulated non-cash goodwill impairment loss is $1,185.8 million, inclusive of the charges from the prior year ($537.3 million for the P&R reporting unit and $648.6 million for the Recon reporting unit).

A further sustained decline in our share price and market capitalization, future cash flows, end-markets, and/or geographic markets could result in additional impairment charges that could materially affect our financial statements in any given year. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. For further information regarding accounting for Goodwill and Intangibles, reference is made to Note 2 “Summary of Significant Accounting Policies - Impairment of Goodwill and Indefinite-Lived Intangible Assets” in the Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The following table summarizes the activity in Goodwill, by segment during the nine months ended October 3, 2025:

	Prevention & Recovery	Reconstructive	Total
	(In thousands)
Balance, December 31, 2024	$767,862	$924,847	$1,692,709
Goodwill impairment charge	(222,264)	(318,558)	(540,822)
Reclassified as held for sale (1)	(18,823)	—	(18,823)
Impact of foreign currency translation	31,109	54,496	85,605
Balance, October 3, 2025	$557,884	$660,785	$1,218,669
(1) As a result of the Dr Comfort Sale, management allocated a portion of the P&R goodwill to the Dr Comfort assets which are presented as Assets held for sale.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Inventories, Net

Inventories, net consisted of the following:

	October 3, 2025	December 31, 2024
	(In thousands)
Raw materials	$133,409	$99,636
Work in process	58,978	49,996
Finished goods	508,613	483,582
	701,000	633,214
Less: Allowance for excess, slow-moving and obsolete inventory	(87,248)	(86,094)
	$613,752	$547,120

10. Debt

Long-term debt consisted of the following:

	October 3, 2025	December 31, 2024
	(In thousands)
Term loan	$363,238	$377,345
Senior unsecured convertible notes	451,242	449,051
Revolving credit facilities and other	545,038	503,104
Total debt	1,359,518	1,329,500
Less: current portion	(20,000)	(20,027)
Long-term debt	$1,339,518	$1,309,473

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

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of October 3, 2025, the Company was in compliance with the covenants under the Enovis Credit Agreement.

As of October 3, 2025, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 5.75% excluding accretion of deferred financing fees, and there was $355 million available on the Revolver.

Convertible Notes and Capped Calls

The Company has $460 million aggregate principal senior unsecured convertible notes that were issued in October 2023 via a private placement pursuant to Rule 144A in conjunction with the financing for the Lima Acquisition (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year,

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the nine months ended October 3, 2025, the interest expense on the 2028 Notes was $15.6 million, including $13.5 million based upon the coupon rate and $2.1 million from accretion of the discount.

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $47.5 million were outstanding as of October 3, 2025.

Deferred Financing Fees

As of October 3, 2025, the Company has $1.6 million in deferred financing fees included in Other assets related to the Revolver and $10.5 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the 2024 Term Loan and the 2028 Notes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	October 3, 2025	December 31, 2024
	(In thousands)
Accrued compensation and related benefits	$92,608	$85,989
Derivative liability – current portion	49,346	3,648
Accrued third-party commissions	34,846	34,602
Accrued rebates	25,578	19,964
Lease liability - current portion	24,026	22,340
Accrued taxes	19,159	21,341
Accrued professional fees	16,390	5,003
Deferred and contingent consideration - current portion	13,712	49,719
Accrued interest	9,407	5,841
Purchase of royalty interest	8,643	—
Accrued freight	5,681	5,314
Customer advances and billings in excess of costs incurred	5,391	6,229
Accrued royalties	4,704	6,296
Warranty liability	2,630	2,818
Accrued restructuring liability	1,963	2,938
Other	41,158	57,831
	$355,242	$329,873

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended October 3, 2025
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring charges:
Termination benefits(1)	$2,932	$4,947	$(5,927)	$5	$1,957
Facility closure costs and other(2)	6	1,541	(1,541)	—	6
Total	$2,938	$6,488	$(7,468)	$5	$1,963
Non-cash charges(3)		1,716
Total Provisions(4)		$8,204
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of office sites, shared service centers, and manufacturing facilities.
(3) Non-cash charges are classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended October 3, 2025.
(4) For the nine months ended October 3, 2025, $4.0 million and $4.2 million of the Company’s total provisions were related to the P&R and Recon segments, respectively.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s term loan and revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the 2024 Term Loan, and the Revolver, was $1.4 billion and $1.4 billion as of October 3, 2025 and December 31, 2024, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of October 3, 2025, the Company held $19.1 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the nine months ended October 3, 2025, the Company recorded a net increase in the Level Three liabilities primarily due to $3.1 million from bolt-on acquisitions closed in the first quarter of 2025, partially offset by payments from a prior acquisition.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $6.7 million. There is one contingent consideration arrangement remaining that has no limit and is based on a percentage of sales in excess of benchmark through 2027.

Additionally, in conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The Contingent Acquisition Shares liability has been fully settled with the first tranche of Contingent Acquisition Shares issued to the seller on July 16, 2024 and the second tranche issued on January 15, 2025. The liability, which was recorded in Accrued liabilities, was adjusted to fair value each reporting period with the adjustments reflected in Other expense (income), net in the Condensed Consolidated Statement of Operations. The fair value adjustments were a loss of $1.8 million for the three and nine months ended October 3, 2025 and gains of $0.1 million and $19.9 million for the three and nine months ended September 27, 2024, respectively. The fair value of the Contingent Acquisition Shares liability was Level One in the fair value hierarchy as it is determined using the quoted market prices.

There were no transfers in or out of Level One, Two or Three during the nine months ended October 3, 2025.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level One	$42,622	$—	$1,787	$—	$(44,409)	$—	$—
Contingent Consideration - Level Three	17,315	3,069	—	—	(1,985)	740	19,139
Total Contingent Consideration	$59,937	$3,069	$1,787	$—	$(46,394)	$740	$19,139

Purchase of royalty interest liability

In the first and second quarters of 2025, the Company entered into agreements to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements related to certain of the Company’s U.S. reconstructive products. The aggregate gross buyout amount under such agreements is $56.5 million, which will be paid over nine years. The Company recorded charges to the Condensed Consolidated Statements of Operations of $45.8 million for the nine months ended October 3, 2025, representing the discounted liability upon entering the agreements of which $8.6 million is recorded in Accrued liabilities as of October 3, 2025, and the non-current portion is recorded in Other liabilities on the Condensed Consolidated Balance Sheet.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of October 3, 2025 and December 31, 2024 the fair value of these plans were $19.6 million and $17.0 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

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

At October 3, 2025, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately 253.0 million and a U.S. Dollar aggregate notional amount of $12.3 million. During the three and nine months ended October 3, 2025, the Company recognized a realized gain of $0.6 million and a realized loss of $0.9 million, respectively, on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges. At September 27, 2024, the Company’s forward currency contracts have a Mexican Peso notional amount of approximately $210.0 million and a U.S. Dollar aggregate notional amount of $12.0 million. During the three and nine months ended September 27, 2024, the Company recognized a realized loss of $0.1 million and a realized gain of $0.4 million, respectively on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges.

Net Investment Hedges

The Company has cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualified as net investment hedges. These contracts have a Swiss Franc notional amount of approximately 1.22 billion Swiss Franc and a U.S. Dollar aggregate notional amount of $1.54 billion as of October 3, 2025.

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

The Company received interest income on its cross-currency swap derivatives of $12.0 million and $36.3 million for the three and nine months ended October 3, 2025 and $11.7 million and $19.9 million for the three and nine months ended September 27, 2024, respectively, which is included within Interest expense, net in the Condensed Consolidated Statements of Operations. The increased benefit for the nine months ended reflects the increase in net investment hedging activity with cross-currency swap agreements entered into July 2, 2024.

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

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three and nine months ended October 3, 2025 and September 27, 2024:

	Three Months Ended		Nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)		(In thousands)
Gain (loss) on cross-currency swaps	$14,876	$(71,329)	$(158,129)	$(45,904)
Gain (loss) on forward currency contracts	(164)	(343)	6,139	(2,285)
	$14,712	$(71,672)	$(151,990)	$(48,189)

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of October 3, 2025 and December 31, 2024:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	October 3, 2025	December 31, 2024
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$1,356	$—
Cross-currency swaps	Other current assets	33,398	35,376
Total Derivative Assets		$34,754	$35,376

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$—	$2,631
Cross-currency swaps	Accrued liabilities	49,346	1,017
Cross-currency swaps	Other long-term liabilities	164,789	55,463
Total Derivative Liabilities		$214,135	$59,111

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

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which excludes the effect of Other (income) expense, net, non-operating (gain) loss on investments, debt extinguishment charges, interest expense, net, restructuring charges, Medical Device Regulation (MDR) and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, purchase of royalty interest, goodwill impairment charges, and inventory step-up charges from the results of the Company’s operating segments.

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)
Prevention & Recovery:
Net sales	$290,939	$274,244	$854,093	$811,011
Segment cost of sales	135,099	130,801	395,199	389,709
Segment research and development	9,641	9,088	28,551	27,111
Segment operating expense	108,937	96,148	324,304	295,975
Total segment expenses	253,677	236,037	748,054	712,795
Add: Depreciation	5,038	4,569	13,895	13,624
Adjusted EBITDA (non-GAAP)	$42,300	$42,776	$119,934	$111,840

Reconstructive:
Net sales	$257,973	$230,978	$818,198	$735,637
Segment cost of sales	82,855	77,224	259,760	243,619
Segment research and development	20,098	11,403	60,416	40,236
Segment operating expense	128,263	118,167	401,871	372,087
Total segment expenses	231,216	206,794	722,047	655,942
Add: Depreciation	25,711	23,243	75,007	72,116
Adjusted EBITDA (non-GAAP)	$52,468	$47,427	$171,158	$151,811

Total:
Net Sales	$548,912	$505,222	$1,672,291	$1,546,648
Adjusted EBITDA (non-GAAP)	$94,768	$90,203	$291,092	$263,651

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)
Net Loss (GAAP)	$(570,913)	$(31,262)	$(663,166)	$(121,615)
Loss (income) from discontinued operations, net of taxes	40	(2,243)	258	(2,175)
Income tax expense (benefit)	4,005	(9,096)	13,037	(25,408)
Restructuring charges (1)	3,376	7,786	8,204	25,284
MDR and other costs (2)	2,426	5,297	8,985	14,757
Strategic transaction costs (3)	15,675	21,428	41,180	64,958
Stock-based compensation	8,957	7,827	25,032	21,868
Depreciation and other amortization	30,691	28,440	88,902	85,740
Amortization of acquired intangibles	43,689	42,786	128,463	124,653
Goodwill impairment charge	548,442	—	548,442	—
Purchase of royalty interest	—	—	45,818	—
Inventory step-up	—	8,376	18,119	37,361
Interest expense, net	8,828	11,066	27,310	48,031
Other (income) expense, net (4)	(448)	(202)	508	(9,803)
Adjusted EBITDA (non-GAAP)	$94,768	$90,203	$291,092	$263,651
(1) Restructuring charges include $1.5 million and $1.7 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2025, respectively. Restructuring charges include $2.7 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2024, respectively.
(2) MDR and other costs includes (i) $2.1 million and $7.6 million for the three and nine months ended October 3, 2025 and $3.5 million and $12.3 million for the three and nine months ended September 27, 2024, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.4 million and $1.4 million for the three and nine months ended October 3, 2025 and $1.8 million and $2.4 million for the three and nine months ended September 27, 2024, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Strategic transaction costs includes: (i) $9.2 million and $28.1 million for the three and nine months ended October 3, 2025 and $17.5 million and $55.1 million for the three and nine months ended September 27, 2024, respectively, related to non-recurring integration costs associated with the Lima Acquisition, which includes payroll and retention costs for roles to be eliminated or that are dedicated to integration activities, professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling, and integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $6.1 million and $11.8 million for the three and nine months ended October 3, 2025 and $2.6 million and $5.7 million for the three and nine months ended September 27, 2024, respectively, of non-recurring (non-Lima) acquisition integration costs and other non-recurring project costs for global ERP rationalization and shared service center start-up, and (iii) $0.4 million and $1.3 million for the three and nine months ended October 3, 2025 and $1.3 million and $4.2 million for the three and nine months ended September 27, 2024, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(4) Includes the final fair value loss adjustment for the Contingent Acquisition Shares in 2025, and the fair value gain on Contingent Acquisition Shares in 2024, partially offset by a loss on the non-designated forward currency hedge for managing exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s total assets and capital expenditures by segment were as follows:

	October 3, 2025	December 31, 2024
	(In thousands)
Total assets(1):
Prevention & Recovery	$1,770,081	$1,955,138
Reconstructive	2,663,286	2,763,639
Total	$4,433,367	$4,718,777
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)
Capital expenditures:
Prevention & Recovery	$6,860	$11,028	$21,195	$20,596
Reconstructive	46,631	40,161	119,927	106,926
Total capital expenditures	$53,491	$51,189	$141,122	$127,522

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2025 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the Company’s January 2024 acquisition of LimaCorporate S.p.A. (the “Lima Acquisition”); projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future macroeconomic conditions or performance, including the impact of inflationary pressures; changes in government trade policies, including the implementation of tariffs; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

•the effects of the Lima Acquisition on the Company’s and the Recon segment’s combined operations, including any effects on relationships with customers, suppliers and other third parties;

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

•changes in the general economy;

•the impact of the current shutdown of the U.S. government or any future shutdowns;

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the nine months ended October 3, 2025 compared to the prior periods in 2024 was affected by additional calendar days due to the prior year nine-month period ending on September 27, 2024.

Additionally, the comparability of our operating results for the nine months ended October 3, 2025 and nine months ended September 27, 2024 is affected by the following additional significant items:

Strategic Acquisitions and Divestiture

We complement our organic growth plans with strategic acquisitions. Acquisitions can significantly affect our reported results.

On October 7, 2025, we completed the sale of our Dr Comfort Footcare Solutions U.S. operations of our P&R segment to Promus Equity Partners in an asset deal, with an effective date of October 4th, 2025. The sale includes inventory, machinery and equipment, and intangible assets for consideration of up to $60 million in cash, consisting of an upfront payment of $45 million and up to $15 million payable in the future upon the achievement of certain milestones.

In the nine months ended October 3, 2025, the Company completed seven transactions for $37.7 million total purchase consideration, including deferred consideration and estimated contingent consideration which included the acquisition of three distributors, two businesses, and two purchases of intellectual property. Three transactions are in the P&R segment and four are in the Recon segment. See Note 3, “Acquisitions, Investments and Divestitures” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding these transactions.

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

Foreign Currency Fluctuations

During the three and nine months ended October 3, 2025, approximately 40% and 42%, respectively, of our sales were derived from operations outside the United States, the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. Dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended October 3, 2025 compared to the three months ended September 27, 2024, fluctuations in foreign currencies increased Net sales by 1.9%, increased Gross profit by approximately 1.8%, and increased operating expense by approximately 1.6%. For the nine months ended October 3, 2025 compared to the nine months ended September 27, 2024, fluctuations in foreign currencies increased Net sales by 0.9%, increased Gross profit by approximately 1.1%, and increased operating expenses by approximately 0.7%.

Seasonality

Sales in our P&R and Recon segments typically peak in the fourth quarter. General economic conditions and other factors may, however, impact future seasonal variations. Additionally, our fourth quarter of 2025 will have fewer calendar days due to the third quarter closing on October 3, 2025 in the current year compared to September 27, 2024 in the prior year.

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

The following table sets forth a reconciliation of net loss, the most directly comparable financial statement measure, to Adjusted EBITDA, for the three and nine months ended October 3, 2025 and September 27, 2024, respectively.

	Three Months Ended
	October 3, 2025			September 27, 2024
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP)(1)			$(570.9)			$(31.3)
Net Loss margin (GAAP)			(104.0)%			(6.2)%
Loss from discontinued operations, net of taxes			—			(2.2)
Income tax expense (benefit)			4.0			(9.1)
Other (income) expense, net			(0.4)			(0.2)
Interest expense, net			8.8			11.1
Operating income (loss) (GAAP)	$(225.6)	$(332.9)	(558.5)	$2.4	$(34.1)	(31.7)
Operating income (loss) margin (GAAP)	(77.5)%	(129.0)%	(101.7)%	0.9%	(14.8)%	(6.3)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	0.5	2.9	3.4	3.3	4.5	7.8
MDR and other costs (3)(4)	2.4	—	2.4	2.7	2.6	5.3
Strategic transaction costs (3)(5)	2.5	13.2	15.7	1.7	19.7	21.4
Stock-based compensation (3)	4.2	4.7	9.0	4.8	3.1	7.8
Depreciation and other amortization	5.0	25.7	30.7	4.5	23.9	28.4
Amortization of acquired intangibles	23.4	20.3	43.7	23.3	19.5	42.8
Goodwill impairment charge	229.9	318.6	548.4	—	—	—
Inventory step-up	—	—	—	—	8.4	8.4
Adjusted EBITDA (non-GAAP)	$42.3	$52.5	$94.8	$42.8	$47.4	$90.2
Adjusted EBITDA margin (non-GAAP)	14.5%	20.4%	17.3%	15.6%	20.5%	17.9%
(1) Non-operating components of Net income (loss) are not allocated to the segments.
(2) Restructuring charges include $1.5 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended October 3, 2025, and there were $2.7 million similar charges for the three months ended September 27, 2024.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(4) MDR and other costs includes (i) $2.1 million for the three months ended October 3, 2025 and $3.5 million for the three months ended September 27, 2024, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.4 million for the three months ended October 3, 2025 and $1.8 million for the three months ended September 27, 2024, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $9.2 million for the three months ended October 3, 2025 and $17.5 million for the three months ended September 27, 2024 related to non-recurring integration costs associated with the Lima Acquisition, which includes payroll and retention costs for roles to be eliminated or that are dedicated to integration activities, professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling, and integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $6.1 million for the three months ended October 3, 2025 and $2.6 million three months ended September 27, 2024 of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $0.4 million for the three months ended October 3, 2025 and $1.3 million for the three months ended September 27, 2024, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.

	Nine Months Ended
	October 3, 2025			September 27, 2024
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP)(1)			$(663.2)			$(121.6)
Net Loss margin (GAAP)			(39.7)%			(7.9)%
Loss from discontinued operations, net of taxes			0.3			(2.2)
Income tax expense (benefit)			13.0			(25.4)
Other (income) expense, net			0.5			(9.8)
Interest expense, net			27.3			48.0
Operating income (loss) (GAAP)	$(223.2)	$(398.9)	(622.1)	$(9.0)	$(102.0)	(111.0)
Operating income (loss) margin (GAAP)	(26.1)%	(48.8)%	(37.2)%	(1.1)%	(13.9)%	(7.2)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	4.0	4.2	8.2	12.9	12.4	25.3
MDR and other costs (3)(4)	5.3	3.7	9.0	7.8	6.9	14.8
Strategic transaction costs (3)(5)	6.6	34.6	41.2	3.7	61.3	65.0
Stock-based compensation (3)	14.0	11.0	25.0	13.3	8.5	21.8
Depreciation and other amortization	13.9	75.0	88.9	13.6	72.1	85.7
Amortization of acquired intangibles	69.5	59.0	128.5	69.5	55.2	124.7
Goodwill impairment charge	229.9	318.6	548.5	—	—	—
Purchase of royalty interest	—	45.8	45.8	—	—	—
Inventory step-up	—	18.1	18.1	—	37.4	37.4
Adjusted EBITDA (non-GAAP)	$119.9	$171.2	$291.1	$111.8	$151.8	$263.7
Adjusted EBITDA margin (non-GAAP)	14.0%	20.9%	17.4%	13.8%	20.6%	17.0%
(1) Non-operating components of Net loss are not allocated to the segments.
(2) Restructuring charges include $1.7 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended October 3, 2025, and there were $2.7 million similar charges for the nine months ended September 27, 2024.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(4) MDR and other costs includes (i) $7.6 million for the nine months ended October 3, 2025 and $12.3 million for the nine months ended September 27, 2024, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $1.4 million for the nine months ended October 3, 2025 and $2.4 million for the nine months ended September 27, 2024, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $28.1 million for the nine months ended October 3, 2025 and $55.1 million for the nine months ended September 27, 2024, respectively, related to non-recurring integration costs associated with the Lima Acquisition, which includes payroll and retention costs for roles to be eliminated or that are dedicated to integration activities, professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling, and integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $11.8 million for the nine months ended October 3, 2025 and $5.7 million for the nine months ended September 27, 2024, respectively, of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $1.3 million for the nine months ended October 3, 2025 and $4.2 million for the nine months ended September 27, 2024, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.

Total Company

Net Sales

The following table summarizes our Net sales for the three and nine months ended October 3, 2025 and September 27, 2024, respectively. As noted in the Items Affecting Comparability of Reported Results section above, the nine months ended October 3, 2025 include the impact of additional calendar days due to the prior year nine-month period ending on September 27, 2024.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(In millions)
For the three and nine months ended September 27, 2024	$505.2		$1,546.6
Components of Change:
Existing Businesses(1)	33.0	6.5%	113.1	7.3%
Acquisitions(2)	1.1	0.2%	2.8	0.2%
Divestitures(3)	—	—%	(4.3)	(0.3)%
Foreign Currency Translation(4)	9.6	1.9%	14.1	0.9%
	43.7	8.7%	125.7	8.1%
For the three and nine months ended October 3, 2025	$548.9		$1,672.3
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

The increase in Net sales during the three months ended October 3, 2025 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments and favorable foreign currency translation.

The increase in Net sales during the nine months ended October 3, 2025 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments, additional calendar days due to the prior year nine-month period ending on September 27, 2024, and favorable foreign currency translation, partially offset by a $4.3 million decrease in sales from the 2024 divestiture of our hosiery business in P&R.

Existing business sales in Recon increased $21.2 million and $74.1 million during the three and nine months ended October 3, 2025, respectively, due to higher sales volumes compared to the prior year period, driven by broad market strength. Existing business sales in Recon for the nine months ended October 3, 2025 was also impacted by the additional calendar days due to the prior year nine-month period ending on September 27, 2024.

Existing business sales in P&R increased $11.8 million and $39.0 million during the three and nine months ended October 3, 2025, respectively, due to higher sales volumes compared to the prior year period. Existing business sales in P&R for the nine months ended October 3, 2025 was also impacted by additional calendar days due to the prior year nine-month period ending on September 27, 2024.

The weakening of the U.S. dollar relative to other currencies resulted in $9.6 million and $14.1 million favorable foreign currency translation impacts during the three and nine months ended October 3, 2025, respectively.

Operating Results
The following table summarizes our results of continuing operations for the current year and prior year periods.

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(Dollars in millions)
Gross profit	$328.9	$286.5	$995.8	$873.2
Gross profit margin	59.9%	56.7%	59.5%	56.5%
Selling, general and administrative expense	$263.6	$249.9	$799.7	$769.6
Research and development expense	$29.7	$20.5	$89.0	$67.3
Operating loss	$(558.5)	$(31.7)	$(622.1)	$(111.0)
Operating loss margin	(101.7)%	(6.3)%	(37.2)%	(7.2)%
Net loss from continuing operations (GAAP)	$(570.9)	$(33.5)	$(662.9)	$(123.8)
Net loss from continuing operations margin (GAAP)	(104.0)%	(6.6)%	(39.6)%	(8.0)%
Net loss (GAAP)	$(570.9)	$(31.3)	$(663.2)	$(121.6)
Net loss margin (GAAP)	(104.0)%	(6.2)%	(39.7)%	(7.9)%
Adjusted EBITDA (non-GAAP)	$94.8	$90.2	$291.1	$263.7
Adjusted EBITDA margin (non-GAAP)	17.3%	17.9%	17.4%	17.0%
Items excluded from Adjusted EBITDA:
Restructuring charges (1)	$3.4	$7.8	$8.2	$25.3
MDR and other costs	$2.4	$5.3	$9.0	$14.8
Strategic transaction costs	$15.7	$21.4	$41.2	$65.0
Stock-based compensation	$9.0	$7.8	$25.0	$21.8
Depreciation and other amortization	$30.7	$28.4	$88.9	$85.7
Amortization of acquired intangibles	$43.7	$42.8	$128.5	$124.7
Goodwill impairment charge	$548.4	$—	$548.5	$—
Purchase of royalty interest	$—	$—	$45.8	$—
Inventory step-up	$—	$8.4	$18.1	$37.4
Interest expense, net	$8.8	$11.1	$27.3	$48.0
Other expense (income), net	$(0.4)	$(0.2)	$0.5	$(9.8)
Income tax expense (benefit)	$4.0	$(9.1)	$13.0	$(25.4)
(1) Restructuring charges include $1.5 million and $1.7 million expense classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2025, respectively, and there were $2.7 million similar charges for the three and nine months ended September 27, 2024.

Three Months Ended October 3, 2025 Compared to Prior Year

Gross profit increased $42.5 million, or 14.8%, in the three months ended October 3, 2025 compared with the prior year period due to a $30.1 million increase in our Recon segment and a $12.4 million increase in our P&R segment. The Gross profit increase was attributable to growth in sales volume, improved mix of higher margin products sales, and the decrease of $8.4 million in inventory fair value step-up amortization charges. Gross profit margin increased by 320 basis points due to the decrease in inventory fair value step-up amortization charges and supply chain productivity, partially offset by impact of tariffs.

Selling, general and administrative expense increased $13.7 million in the three months ended October 3, 2025 compared to the prior year period, primarily due to a $9.2 million increase in commissions on increased sales and increased investment in the business in selling, general and administrative costs of $10.3 million, offset by a $5.7 million decrease in strategic transactions costs driven by a reduction in acquisition integration costs.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Amortization of acquired intangibles increased compared to the prior year period due to the additional business, distributor, and intellectual property acquisitions in 2025.

The goodwill impairment charge recorded during the three months ended October 3, 2025 was predominantly driven by an impairment indicator associated with a sustained decrease in the Enovis publicly quoted share price and market capitalization, relative to the carrying value of our reporting units. In estimating the fair values of the reporting units for the interim quantitative impairment test of Goodwill, we increased the weighted average cost of capital and reduced market multiples to the low end of acceptable ranges in order to align each reporting unit’s fair value model with the Enovis overall market capitalization.

Interest expense, net decreased in the three months ended October 3, 2025 compared to the prior year period due the lower interest rates in the current year compared to the prior year period.

The effective tax rate for Net loss from continuing operations during the three months ended October 3, 2025 was (0.7)%, which differs from the U.S. federal statutory tax rate of 21%, primarily due to non-deductible goodwill impairment charges, an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for the three months ended September 27, 2024 was 21.4% which was higher than the 2024 U.S. federal statutory rate of 21%, primarily due to tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares. This was partially offset by an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations.

Net loss and Net loss from continuing operations increased in the three months ended October 3, 2025 compared with the prior year period, primarily due to the aforementioned Goodwill impairment charge, the increases in selling, general, and administrative expense and research and development costs, partially offset by the increase in Gross Profit and lower interest expense, net. Adjusted EBITDA increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses. Adjusted EBITDA margin decreased due to the timing of the aforementioned increased investment in the business in selling, general and administrative costs and net impact of new tariffs.

Nine Months Ended October 3, 2025 Compared to Prior Year

Gross profit increased $122.6 million in the nine months ended October 3, 2025 compared with the prior year period due to a $84.7 million increase in our Recon segment and a $37.9 million increase in our P&R segment. The Gross profit increase was attributable growth in sales volume, improved mix of higher margin products sales, and the decrease of $19.3 million in inventory fair value step-up amortization charges. Gross profit margin increased by 300 basis points due to improved product mix, supply chain productivity, and the decrease in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $30.1 million in the nine months ended October 3, 2025 compared to the prior year period, primarily due to a $26.8 million increase in commissions on increased sales and increased investment in selling, general and administrative costs of $27.1 million offset by a $23.8 million decrease in strategic transaction costs driven by higher transaction costs in 2024 and a reduction in acquisition integration costs.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Amortization of acquired intangibles increased compared to the prior year period due to the additional business, distributor, and intellectual property acquisitions in 2025.

The goodwill impairment charge recorded during the nine months ended October 3, 2025 was predominantly driven by an impairment indicator associated with a sustained decrease in the Enovis publicly quoted share price and market capitalization, relative to the carrying value of our reporting units. In estimating the fair values of the reporting units for the interim quantitative impairment test of Goodwill, we increased the weighted average cost of capital and reduced market multiples to the low end of acceptable ranges in order to align each reporting unit’s fair value model with the Enovis overall market capitalization.

Purchase of royalty interest increased in the first half of 2025 as we completed strategic purchases of economic interest on future royalty payments in our intellectual property (“royalty interest”) for a fixed price of $56.5 million, which will be paid over nine years. We accrued a liability and recognized a $45.8 million charge for the net present value of the purchases.

Interest expense, net decreased in the nine months ended October 3, 2025 compared to the prior year period due to a $16.3 million increase in interest income on the cross-currency swap derivatives. This was driven by the increase in the hedging position entered into during the third quarter of 2024.

Other expense (income), net was an expense in the nine months ended October 3, 2025 compared to the prior year period due to the $21.7 million decrease in the fair value gain on the Contingent Acquisition Shares, which reached final settlement on January 15, 2025, partially offset by an $11.1 million decrease in the prior year loss recognized in the first quarter of 2024 on the non-designated forward currency contracts to manage the risk from the Euro-denominated purchase price of the Lima Acquisition which closed in January 3, 2024.

The effective tax rate for Net loss from continuing operations during the nine months ended October 3, 2025 was (2.0)%, which differs from the 2025 U.S. federal statutory tax rate of 21%, primarily due to non-deductible goodwill impairment charges and an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for Net income from continuing operations during the nine months ended September 27, 2024 was 17.0%, which was lower than the 2024 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development, non-U.S. income taxed at lower rates and non-taxable fair value gain on contingent acquisition shares.

Net loss and Net loss from continuing operations increased in the nine months ended October 3, 2025 compared with the prior year period, primarily due to the aforementioned Goodwill impairment charge, the decrease in Other income, net and the increase in Purchase of royalty interest, partially offset by the increase in Gross Profit and lower interest expense, net. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(Dollars in millions)
Net sales	$290.9	$274.2	$854.1	$811.0
Gross profit	$155.8	$143.4	$458.8	$420.9
Gross profit margin	53.5%	52.3%	53.7%	51.9%
Selling, general and administrative expenses	$118.0	$105.6	$350.2	$320.9
Research and development expense	$9.6	$9.1	$28.6	$27.1
Amortization of acquired intangibles	$23.4	$23.3	$69.5	$69.5
Goodwill impairment charge	$229.9	$—	$229.9	$—
Restructuring charges	$0.4	$3.0	$3.9	$12.5

Operating income (loss) (GAAP)	$(225.6)	$2.4	$(223.2)	$(9.0)
Operating income (loss) margin (GAAP)	(77.5)%	0.9%	(26.1)%	(1.1)%
Adjusted EBITDA (non-GAAP)	$42.3	$42.8	$119.9	$111.8
Adjusted EBITDA margin (non-GAAP)	14.5%	15.6%	14.0%	13.8%

Three Months Ended October 3, 2025 Compared to Prior Year

Net sales increased $16.7 million, or 6.1%, in the three months ended October 3, 2025 compared with the prior year period, driven by strong existing business volume growth and favorable foreign currency translation of 1.4%. Gross profit increased $12.4 million and Gross profit margin increased by 120 basis points, primarily due to an improved mix of higher margin product sales, partially offset by the impact of tariffs.

Selling, general and administrative expenses increased slightly as a percentage of net sales. Operating loss and Operating loss margin increased due to the Goodwill impairment charge of $229.9 million, slightly offset by operating leverage with the aforementioned higher gross profit exceeding the aforementioned increase in Selling, general and administrative expenses. Adjusted EBITDA and Adjusted EBITDA margin decreased slightly due to the timing of the aforementioned increased investment in the business in selling, general and administrative costs and the net impact of new tariffs, partially offset by the increase in gross profit and improved mix of higher margin product sales.

Nine Months Ended October 3, 2025 Compared to Prior Year

Net sales increased $43.1 million, or 5.3%, compared with the prior year period, driven by solid existing business volume growth and additional calendar days due to the prior year nine-month period ending on September 27, 2024, partially offset by a $4.3 million decrease from divesting the compression hosiery business in April 2024. Gross profit increased $37.8 million and Gross profit margin increased by 180 basis points primarily due to mix of higher margin products sales and supply chain productivity.

Selling, general and administrative expenses increased slightly as a percentage of net sales. Operating loss and Operating loss margin increased due to the Goodwill impairment charge of $229.9 million, slightly offset by operating leverage with the aforementioned higher gross profit exceeding the aforementioned increase in Selling, general and administrative expenses. Adjusted EBITDA and Adjusted EBITDA margin increased slightly compared with the prior year period due to the aforementioned improved product mix, supply chain productivity, and operating leverage.

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

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(Dollars in millions)
Net sales	$258.0	$231.0	$818.2	$735.6
Gross profit	$173.1	$143.0	$537.0	$452.3
Gross profit margin	67.1%	61.9%	65.6%	61.5%
Selling, general and administrative expenses	$145.6	$144.2	$449.5	$448.8
Research and development expense	$20.1	$11.4	$60.4	$40.2
Amortization of acquired intangibles	$20.3	$19.5	$59.0	$55.2
Goodwill impairment charge	$318.6	$—	$318.6	$—
Purchase of royalty interest	$—	$—	$45.8	$—
Restructuring charges	$1.5	$2.1	$2.6	$10.1

Operating loss (GAAP)	$(332.9)	$(34.1)	$(398.9)	$(102.0)
Operating loss margin (GAAP)	(129.0)%	(14.8)%	(48.8)%	(13.9)%
Adjusted EBITDA (non-GAAP)	$52.5	$47.4	$171.2	$151.8
Adjusted EBITDA margin (non-GAAP)	20.3%	20.5%	20.9%	20.6%

Three Months Ended October 3, 2025 Compared to Prior Year

Net sales increased by $27.0 million, or 11.7%, in the three months ended October 3, 2025, due to strong sales volumes and favorable foreign currency translation of 2.5%. Gross profit increased over the same period, primarily due to higher net sales and a decrease of $8.4 million in inventory fair value step-up amortization charges.

Selling, general and administrative expenses increased by $1.4 million over the same period primarily due to an increase in commissions driven by higher sales and increases in existing business investments to support growth partially offset by a decrease in Lima Acquisition integration costs. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies.

Operating loss increased, primarily due to the Goodwill impairment charge of $318.6 million, slightly offset by the aforementioned gross profit increases and a $6.5 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition. Adjusted EBITDA increased primarily due to the aforementioned sales growth and gross profit increase.

Nine Months Ended October 3, 2025 Compared to Prior Year

Net sales increased by $82.6 million, or 11.2%, due to strong sales volumes, favorable foreign currency translation of 1.1%, and additional calendar days due to the prior year nine-month period ending on September 27, 2024. Gross profit increased $84.7 million in the nine months ended October 3, 2025 compared to the prior year period, primarily due to higher net sales, improved operating leverage and a decrease of $19.3 million in inventory fair value step-up amortization charges.

Selling, general and administrative expenses increased by $0.7 million over the same period primarily due to an increase in commissions driven by higher sales and increases in existing business investments to support growth, nearly entirely offset by a decrease in Lima Acquisition integration costs. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Purchase of royalty interest increased over the same period as we completed strategic purchases to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements for a fixed price of $56.5 million, which will be paid over nine years. We accrued a liability and recognized a $45.8 million charge for the net present value of the purchases.

Operating loss increased, primarily due to the Goodwill impairment charge of $318.6 million and the $45.8 million purchase of royalty interest, slight offset by the $26.7 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.

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

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of October 3, 2025, the remaining stock repurchase authorization provided by our Board of Directors was $100 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement (the “Enovis Credit Agreement”) consists of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an aggregate principal amount of $400 million, which was funded on January 3, 2024, the date the Lima Acquisition was consummated. The term loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $5 million each quarter, and matures on April 4, 2027 (the “2024 Term Loan”). The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the 2024 Term Loan Facility) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions. As of October 3, 2025, there was $355 million available on the Revolver.

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

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $47.5 million were outstanding as of October 3, 2025.

Cash Flows

As of October 3, 2025, we had $33.6 million of Cash and cash equivalents, a decrease of $14.6 million from the balance as of December 31, 2024 of $48.2 million. The following table summarizes the change in cash and cash equivalents during the periods indicated:

	Nine Months Ended
	October 3, 2025	September 27, 2024
	(Dollars in millions)
Net cash provided by (used in) operating activities	$128.7	$25.2
Purchases of property, plant and equipment and intangibles	(141.1)	(127.5)
Payments for acquisitions, net of cash received, and investments	(26.9)	(765.4)
Other investing	1.7	(4.6)
Net cash used in investing activities	(166.4)	(897.6)
Net borrowings of debt	25.1	878.0
Other financing	(4.6)	(11.1)
Net cash provided by financing activities	20.5	866.9
Effect of foreign exchange rates on Cash and cash equivalents	2.6	0.5
Decrease in Cash and cash equivalents	$(14.6)	$(5.0)

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Strategic transaction costs primarily relates to integration costs of acquired businesses such as the Lima Acquisition. Cash flows provided by operating activities increased $103.5 million year-over-year. This improvement was primarily due to the increase in gross profit, lower strategic transaction costs of $23.8 million, lower interest paid of $22.3 million, lower restructuring costs payments of $9.6 million, and lower investment in working capital of $1.3 million, offset by increases in Selling, general and administrative and Research and development expense.

Cash flows used in investing activities during the nine months ended October 3, 2025 were $166.4 million compared to $897.6 million in the prior year period due to six small acquisition transactions during 2025 compared to the Lima Acquisition purchase price of $757.7 million, net of cash received, in the prior year and overall higher capital investments in the current year driven by recent acquisitions, including surgical implant instruments that support sales growth in Recon.

Cash flows provided by financing activities during the nine months ended October 3, 2025 include $25.1 million of net debt borrowings primarily used for the recent acquisition transactions and capital expenditures. Cash flows provided by financing activities for the nine months ended September 27, 2024 include net debt borrowings of $878.0 million primarily used for the Lima Acquisition and to a lesser extent capital expenditures and operations.

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

Goodwill and Intangible Assets

We evaluate the recoverability of Goodwill at the reporting unit level annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. For the quarter ending October 3, 2025, the Company identified an impairment indicator associated with a sustained decrease in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of our reporting units. Accordingly the Company performed an interim quantitative assessment of Goodwill as of the last day of the third quarter of 2025.

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. Generally, we measure fair value of reporting units by equally weighting a discounted cash flow approach and market valuation approach. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include the weighted average cost of capital, revenue growth rates, long-term rate of growth, profitability of our business, tax rates, and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization.

We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. Based upon the results of the quantitative impairment test, the Company determined the carrying values of each of the Reconstructive and Prevention & Recovery reporting units exceeded their fair values as of October 3, 2025. In order to align each reporting unit’s fair value model with the Company’s overall market capitalization, the Company increased the weighted average cost of capital and reduced market multiples to the low end of acceptable ranges. As a result, the Company recognized a non-cash goodwill impairment charge of $540.8 million ($222.3 million for the Prevention & Recovery reporting unit and $318.6 million for the Reconstructive reporting unit).

A further sustained decline in our share price and market capitalization, future cash flows, end-markets and/or geographic markets could result in additional impairment charges that could materially affect our financial statements in any given year. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of October 3, 2025, after recognition of the impairment charge, we have Goodwill of $1.2 billion ($558 million for the Prevention and Recovery reporting unit and $661 million for the Reconstructive reporting unit) that is subject to at least annual review for impairment. See Note 8 “Goodwill” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of October 3, 2025 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and nine months ended October 3, 2025 would have increased interest expense for our variable rate-based debt under the Enovis Credit Agreement by approximately $2.4 million and $7.0 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and nine months ended October 3, 2025, approximately 40% and 42% of our sales, respectively, were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. Dollar and Euro than other currencies. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we may enter into currency swaps and forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of October 3, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

The risk factor in our 2024 Form 10-K entitled “Any impairment in the value of our intangible assets, including Goodwill, would negatively affect our operating results and total capitalization” is replaced in its entirety by the following:

Any further impairment in the value of our intangible assets, including Goodwill, would negatively affect our operating results and total capitalization.

Our Total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount, in order to determine whether there has been impairment in the value of our Goodwill. In connection with our annual assessment for the year ended December 31, 2024, we recognized a non-cash Goodwill impairment charge of $645 million ($315 million for the Prevention & Recovery reporting unit and $330 million for the Reconstructive reporting unit). Additionally, for the quarter ended October 3, 2025, we identified an impairment indicator associated with a sustained decrease in our publicly quoted share price and market capitalization, relative to the carrying value of our reporting units. As a result, we performed an interim quantitative assessment of Goodwill and recognized a non-cash Goodwill impairment charge of $541 million ($222 million for the Prevention & Recovery reporting unit and $319 million for the Reconstructive reporting unit). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets” in our 2024 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill and Intangible Assets” in our Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2025.

If future operating performance at either of our reporting units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for an acquired business decline, or if there is a further sustained decrease in our publicly quoted share price and market capitalization, among other things, we could incur, under current applicable accounting rules, additional non-cash charges to operating earnings for Goodwill impairment, which could be material and may adversely affect our reported earnings.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

COLFAX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the nine months ended October 3, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.01.3***	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02****	Amended and Restated Bylaws of Enovis Corporation.

10.1*****	Form of Restricted Stock Unit Agreement (2020 Plan)

10.2*****	Form of Performance Restricted Stock Unit Agreement (2020 Plan)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 3, 2025 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

****	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.
*****	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Damien McDonald	Chief Executive Officer and Director
Damien McDonald	(Principal Executive Officer)	November 6, 2025

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	November 6, 2025

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	November 6, 2025