Form 10-K
period 2025-12-31
Enovis CORP
filed 2026-02-26
CIK 1420800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of common shares held by non-affiliates of the Registrant on July 4, 2025 was $1.91 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 20, 2026, the number of shares of the Registrant’s common stock outstanding was 57,245,131.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2026 Proxy Statement specifically incorporated herein by reference, the 2026 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “Enovis,” “the Company,” “we,” “our,” and “us” refer to Enovis Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the Company’s acquisition (the “Lima Acquisition”) and integration of LimaCorporate S.p.A. (“Lima”); the impact of public health emergencies and global pandemics; disruptions in the global economy caused by escalating geopolitical tensions including in connection with the ongoing conflicts between Russia and the Ukraine and in the Middle East; macroeconomic conditions, including the impact of increasing inflationary pressures; changes in government trade policies, including the implementation of tariffs; supply chain disruptions; increasing energy costs and availability concerns, particularly in the European market; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “target,” “aim,” “seek,” “see,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the risks discussed in “Risk Factor Summary” below.

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
•Our information technology infrastructure and information are vulnerable to service interruptions, data corruption, cyber-based attacks or network security breaches.
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

General and Other Risks

•Changes in the general economy.
•Disruptions in the global economy caused by the ongoing conflicts between Russia and Ukraine and in the Middle East.
•The loss of key leadership or the inability to attract, develop, engage, and retain qualified employees.
•The issuances of additional common and preferred stock, which may adversely affect the market price of common stock.
•Provisions in our governing documents and Delaware law, which may delay or prevent an acquisition of Enovis that may be beneficial to our stockholders.

PART I

Item 1. Business

General

Enovis Corporation (the “Company”, “Enovis”, “we” or “us”) is a medical technology company focused on developing clinically differentiated solutions that generate measurably better patient outcomes and transform workflows by manufacturing, and distributing high-quality medical devices with a broad range of products used for reconstructive surgery, rehabilitation, pain management and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery or injury or from degenerative disease, enabling people to regain or maintain their natural motion. We seek to leverage our Enovis Growth Excellence business system (“EGX”), a set of tools, processes, and culture, to continuously improve our ability to enable great patient outcomes and to drive and fuel growth.

During the year ended December 31, 2025, we completed four acquisitions within our Reconstructive segment and three acquisitions within our Prevention & Recovery segment. These small acquisitions added complementary prevention & recovery product offerings, expanded distribution partners for the Company’s surgical implant products in Europe, and added a complementary surgical product technology. See Note 5 “Acquisitions and Divestitures” for further information.

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

Reportable Segments

We report our operations through the Prevention & Recovery (“P&R”) and Reconstructive segments (“Recon”). We develop, manufacture and distribute high-quality medical devices and services across the continuum of patient care from injury prevention to joint replacement to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. We reach a diverse customer base through multiple distribution channels, that include both independent distributors and direct salespeople, and provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings and to retail consumers.

Prevention & Recovery

Our P&R segment includes products that are used by orthopedic specialists, surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our P&R product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, electrical stimulators used for pain management and physical therapy products.

Reconstructive

Our Recon segment is a global medical technology business focused on developing, manufacturing, marketing, and distributing innovative surgical solutions that restore mobility and improve patient outcomes. Our portfolio includes a broad range of differentiated implants, instrumentation, and enabling technologies used in elective and non-elective joint replacement, limb reconstruction, and foot & ankle procedures. We serve orthopedic surgeons and healthcare systems worldwide with products for shoulder, hip, knee, and extremity reconstruction and fixation, including both primary and revision procedures.

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

Our Reconstructive segment generates approximately 48% of its revenues in the U.S. and the majority of the remaining balance in Europe. The markets in which our Reconstructive segment competes are highly competitive and fragmented. We believe the principal elements of competition are innovation to create better patient outcomes, product quality, product reliability, brand names, and price. We compete in the Reconstructive segment with large companies that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. Key competitors for our Reconstructive segment include Stryker, Zimmer Biomet, and DePuy Synthes, the medical device business within Johnson & Johnson.

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

International Operations

Our principal market for our Prevention & Recovery and Reconstructive segments outside the U.S. is Europe. For the year ended December 31, 2025, approximately 42% of our Net sales were derived from operations outside the U.S., the majority of which is in Europe with the remaining portion mostly in the Asia-Pacific region.

Our international operations subject us to certain risks. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business and Operations.”

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

Raw Materials

We obtain raw materials, component parts, and supplies from a variety of global sources. Our principal raw materials include foam ethylene-vinyl-acetate copolymer used in our bracing and vascular products within P&R, and cobalt-chromium alloys, stainless-steel alloys, titanium alloys, and ultra-high-molecular-weight polyethylene used in our Recon surgical implant products. We generally use more than one supplier, which helps to mitigate any risk of shortages or delays in the global supply chain. Tariffs may increase the cost of, and impair sourcing flexibility for raw materials, component parts and supplies, and further trade restrictions, retaliatory trade measures, or additional tariffs could result in higher input costs for our products. Refer to the Risk Factor captioned “We are dependent on the availability of raw materials, as well as parts and components used in our products” for more information on this risk. We believe our sources of raw materials and components are adequate for our needs for the foreseeable future, and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

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

Regulation of Medical Devices in the EU

In the EU, our products generally are regulated as medical devices. Until May 25, 2021, medical devices were regulated by the Medical Devices Directive (93/42/EEC) (“MDD”) which has been repealed and replaced by Regulation (EU) No 2017/745 (“MDR” or (EU) MDR). Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law. Most of our current certificates have been granted under the MDD. In accordance with the MDR’s recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the MDR transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled.

However, even in this case, economic operators, such as manufacturers, must comply with a number of new or reinforced requirements set forth in the MDR with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will require all our devices to be certified under the new regime set forth in the MDR. We are actively working towards obtaining MDR-certification with our notified body.

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

Regulation of Medical Devices in the United Kingdom

Since January 1, 2021, the United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”) has been the sovereign regulatory authority responsible for the medical device market in Great Britain (i.e. England, Wales and Scotland). The regulations on medical devices in Great Britain continue to be based largely on the MDD and Active Implantable Medical Devices Directive (“AIMDD”), which preceded the (EU) MDR, as implemented into national law by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (“UK Medical Devices Regulations”). However, under the terms of the Protocol on Ireland/Northern Ireland, the (EU) MDR applies to Northern Ireland.

On June 16, 2025, an amendment to the UK Medical Devices Regulations came into force intended to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. In addition, the MHRA launched a consultation between November 14, 2024 and January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain. On July 22, 2025, the MHRA published a response to the consultation confirming that it will incorporate the results of this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. A draft of the new legislation is expected this year. The MHRA has introduced legislation which provides that certain medical devices need to be “UKCA” certified by a UK approved body in order to be lawfully placed on the Great Britain market. However, certain CE marked medical devices may be placed on the Great Britain market along the following timelines:

•general medical devices compliant with the (EU) MDD or (EU) AIMDD with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of the expiration of the certificate or June 30, 2028; and
•general medical devices, including custom-made devices, compliant with the (EU) MDR can be placed on the Great Britain market up until June 30, 2030.

The MHRA has confirmed that it intends to launch a consultation regarding the indefinite recognition of such medical devices in Great Britain. Medical devices also need to bear a physical UK Conformity Assessment (“UKCA”) mark in order to be lawfully placed on the Great Britain market. However, the MHRA has confirmed in its response to the consultation on pre-market requirements for medical devices in Great Britain that it intends to remove the requirement for a medical device and its labeling (i.e., packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labeling to bear a UKCA mark, manufacturers will be required to assign a unique design identification (“UDI”) to a medical device and register the UDI in a publicly accessible database before the medical device is placed on the Great Britain market. If this change is implemented, we will no longer be required to affix the physical UKCA mark to our medical devices, but we will need to assign and affix a UDI and register the UDI in a publicly accessible database.

All medical devices must be registered with the MHRA before being placed on the UK market, and must conform to the UK Medical Devices Regulations in order to be registered with the MHRA. In addition, manufacturers based outside the UK will need to appoint a UK Responsible Person to register devices with the MHRA.

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

The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues with the potential to affect our business. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of data security incidents. These claims may result in significant liability and potential damages. We have implemented processes to manage compliance with the CCPA. Other states have enacted similar privacy laws that impose new obligations and limitations in areas affecting our business and we continue to assess the impact of these state laws, on our business as additional information and guidance becomes available. Efforts at the federal level to enact similar laws are ongoing.

The U.S. Federal Trade Commission (the “FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (the “FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC regards individually identifiable health information as sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act.

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

In order to process and transfer data, explicit consent to the processing (including any cross-border transfer) may be required from the person to whom the personal data relates, though in certain cases, and depending on the jurisdiction in which the data originate or are processed, such data may be processed absent explicit consent for purposes of medical diagnosis, the interest of public health (including medical device safety and efficacy) or scientific research. The same rules currently apply to us in the UK under the UK GDPR and in relation to transfers out of the UK. We continue to assess ongoing reform efforts for changes. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.

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

Human Capital Management

As of December 31, 2025, we employed approximately 7,802 persons, of whom approximately 2,107 were employed in the United States and approximately 5,695 were employed outside of the United States. None of our associates are covered by collective bargaining agreements with U.S. trade unions. Approximately 23.5% of our associates are represented by foreign trade unions and work councils in Europe, Africa, and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

At Enovis, we believe that the best team wins. Our growth model is focused in part on acquiring good companies, empowering our talent and using EGX to make them great. Culture and associate development are critical to our success. We are a diverse team of associates around the world. We empower our associates through our culture that is centered on our corporate purpose – “Creating Better Together,” which means we are committed to attracting and developing great talent and rewarding our associates to build and sustain our company. Our internal human capital management programs center on the following processes and objectives: (i) identifying, attracting, developing and enabling talent, (ii) promoting associate engagement and an open feedback culture to foster continuous improvement, (iii) offering competitive compensation and benefit programs to motivate associates and reward performance, and (iv) protecting the health and safety of all of our associates across the world.

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

Risks Related to Our Business and Operations

Acquisitions have formed a significant part of our growth strategy. If we are unable to identify suitable acquisition candidates, complete any proposed acquisitions or successfully integrate the businesses we acquire, our growth strategy may not succeed and we may not realize the anticipated benefits of our acquisitions.

We intend to seek strategic acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to: obtain debt or equity financing that we may need to complete proposed acquisitions; identify suitable acquisition candidates; negotiate appropriate acquisition terms; complete the proposed acquisitions; and integrate the acquired business into our existing operations. If we fail to achieve any of these steps, our growth strategy may not be successful. For example, if the Lima Acquisition is not successfully integrated into our existing operations, our business and financial results may be adversely affected.

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

Further, we are required to assess the effectiveness of the internal control over financial reporting for companies we acquire pursuant to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We may elect the one year scope exception provided by the Exchange Act and the applicable SEC rules and regulations concerning business combinations as we did for the Lima acquisition, but we cannot avoid the requirements. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire, and we may identify control deficiencies that require remediation as part of our evaluation and testing of internal controls. Companies we acquire may not have had previous public reporting obligations and therefore may not have instituted or evaluated internal controls in the context of the Sarbanes-Oxley Act. Any failure to implement and maintain effective internal control over financial reporting could result in material weaknesses or significant deficiencies in our internal controls, and could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations, which could have an adverse effect on our results of operations, financial condition, and business.

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

Our total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount, in order to determine whether there has been impairment in the value of our Goodwill. In the quarter ended December 31, 2025, we recognized a non-cash Goodwill impairment charge associated with a sustained decrease in our publicly quoted share price and market capitalization relative to the carrying value of our reporting units of $501.0 million as of December 31, 2025 ($157.6 million for the P&R reporting unit and $343.4 million for the Recon reporting unit). Previously, for the quarter ended October 3, 2025, we identified an impairment indicator associated with a sustained decrease in our publicly quoted share price and market capitalization, relative to the carrying value of our reporting units. As a result, we performed an interim quantitative assessment of Goodwill and recognized a non-cash Goodwill impairment charge of $540.8 million as of October 3, 2025 ($222.3 million for the P&R reporting unit and $318.6 million for the Recon reporting unit). Additionally, in connection with our annual assessment for the year ended December 31, 2024, we recognized a non-cash Goodwill impairment charge of $645.0 million ($315.0 million for the P&R reporting unit and $330.0 million for the Recon reporting unit). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.”

If future operating performance at either of our reporting units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for an acquired business decline, or if there is a further sustained decrease in our publicly reported stock price and market capitalization, among other things, we could incur, under current applicable accounting rules, additional non-cash charges to operating earnings for Goodwill impairment, which could be material and may adversely affect our reported earnings and may impact our ability to designate our Swiss-Franc cross-currency swaps as net investment hedges.

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

Risks relating to contagious diseases, terrorist activity, man-made or natural disasters and war have adversely impacted, and may, either alone or in combination with other risks, in the future have an adverse effect on our results of operations, financial condition, and business.

The spread or fear of spread of contagious diseases, terrorist activity, man-made or natural disasters, actual or threatened war, political unrest, civil strife and other geopolitical uncertainty could cause a decline in the demand for our products, which may adversely affect our financial condition, growth strategy and operating performance. In addition, pandemics and public health emergencies, and government measures in response to such emergencies, have in the past and could in the future result in additional challenges for our business, including disruptions or delays to our supply chain and distribution channels, cost inflation, and healthcare provider staffing shortages. Any one or more of these events could adversely affect our results of operations, financial condition, and business

Significant movements in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2025, approximately 42% of our sales were derived from operations outside the United States, which percentage is expected to continue to increase as a result of the Lima Acquisition. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods.

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

In the normal course of our business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of raw materials, energy and commodities used in the manufacturing of our products. The availability and prices for raw materials, energy and commodities are subject to volatility and are influenced by worldwide economic conditions, including the current rising inflationary pressure. They are also influenced by import duties and tariffs speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, geopolitical tensions, government trade practices and regulations and other factors. For example, the introduction of new tariffs or trade restrictions and any retaliatory trade measures could also increase the cost of or impair sourcing flexibility for raw materials and other inputs used in the manufacturing of our products. Further, the labor market for skilled manufacturing remains tight and our labor costs have increased as a result. Energy, commodity, raw material, labor and other cost inflation has impacted and could continue to impact our results of operations, financial condition and cash flows.

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

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The Organization for Economic Co-operation and Development (“OECD”), has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023 and 2024, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response. Based on the currently enacted laws and available safe harbors there are no material consequences of Pillar 2 in 2024. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our long-term financial results..

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

In the EU, our notified body issues the certificates that allow CE marking for the sale of our products. To continue to place products on the market in the EU and United Kingdom after expiry of our existing notified body certificate(s), we will need to apply for their certification under the MDR and UK Medical Device Regulations. We may not be able to continue to place our devices on the market in the EU and/or United Kingdom for any current use if we cannot obtain certification for their current use under the MDR or under the UK Medical Device Regulations when required, if we are unable to do so before the current certificates for our products expire, or if our technical documentation does not meet the new (and more stringent) requirements under the MDR or under the UK Medical Device Regulations.

Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.

Changes in international trade policy could have a substantial adverse effect on our business, results of operations, financial position and cash flows. Steps taken by governments to implement local content requirements or apply or consider applying additional or new tariffs on imports or exports have the potential to disrupt existing supply chains, impose additional costs on our business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make our products more expensive for customers, and, in turn, could make our products less competitive.

The U.S. government has shifted U.S. trade policy under the current administration, renegotiating or terminating existing trade agreements and imposing or threatening to impose tariffs on imported goods from Canada, China, Mexico and many other countries. In response, certain countries have imposed or threatened to impose retaliatory tariffs. These additional tariffs, rapid changes in government policies toward tariffs and trade, as well as the adoption or prospect of adoption by governments of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may affect the prices of and demand for the Company’s products, and, in turn, could adversely affect our business, results of operations, financial position and cash flows to the extent that we are unable to mitigate the impacts of such tariffs.

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

In the EU, we must notify our EU notified body of significant changes to products or to our quality assurance systems affecting those products. For devices covered by CE Certificates of Conformity issued under the EU MDD, no significant changes in design or intended purpose are allowed. If changes are anticipated, new certificates must be obtained under the MDR. Further notification may be required under the UK Medical Device Regulations

Obtaining new clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which could harm our future growth.

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

We also are required to comply with strict post-marketing obligations for our CE marked medical devices in the EU and United Kingdom. The MDR and UK Medical Device Regulations provide various requirements relating to post-market surveillance and vigilance, including the obligation for manufacturers to implement a post-market surveillance system, in a manner proportionate to the risk class and appropriate for the type of device. Once a device is on the market in the EU and/or United Kingdom, manufacturers must comply with certain vigilance requirements, such as reporting serious incidents and fielding safety corrective actions. Noncompliance could lead to penalties and a suspension or withdrawal of our CE Certificate of Conformity.

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

Initiating and completing clinical trials necessary to support any future PMAs, or additional safety and efficacy data beyond that typically required for a 510(k) clearance for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned, or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, the initiation and completion of any clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials.

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

Our failure to comply with U.S. federal, state and foreign governmental regulations, including in the EU and United Kingdom, could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance, certificates or approvals, product recalls, termination of distribution, product seizures, civil penalties, and in extreme cases, criminal sanctions or closure of manufacturing facilities.

Any product for which we obtain clearance or approval, and the manufacturing processes, post-market surveillance, post-approval clinical data and promotional activities for such product will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s QSR and other regulations enforced outside the United States that cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the enforcement actions discussed in “Regulatory Environment – Medical Device Regulation” in Part I, Item 1. These enforcement actions include, for the EU, the suspension or withdrawal of CE Certificate of Conformity in the EU and the refusal or delay in CE certification and CE marking or new products or modified products. Further, any impact on CE certification or marking in the EU could adversely impact our ability to market our products in the United Kingdom. If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue.

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

As explained in greater detail in “Regulatory Environment” in Part I, Item 1, the sales of our medical device products depend largely on whether there is coverage and adequate reimbursement by government healthcare programs, such as Medicare and Medicaid, and by private payors. Surgeons, hospitals, physical therapists and other healthcare providers may not use, purchase or prescribe our products and patients may not purchase these products if these third-party payors do not provide satisfactory coverage of, and reimbursement for, the costs of our medical device products or the procedures involving the use of such products. Reduced reimbursement rates will also lower our margins on product sales and could adversely impact the profitability and viability of the affected products.

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

Our information technology infrastructure and information are vulnerable to service interruptions, data corruption, cyber-based attacks, or network security breaches.

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

Our information technology networks and systems are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, software-based misconfigurations, “bugs” and other security vulnerabilities, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access or deny access to, or otherwise disrupt, our systems and those of third-party service providers and business partners we rely on are increasing in sophistication and frequency. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. For example, in 2025, a well-known, third-party cloud service provider experienced a cybersecurity incident that impacted many companies, including us, and compromised certain business and personal information records that has required us to investigate, remediate and ultimately issue relevant notifications. While to date we have not experienced any material cybersecurity incidents, future attacks and incidents could have a material adverse effect on our business, financial condition, results of operations or liquidity. We can provide no assurance that our cybersecurity risk management program and processes will be fully implemented, complied with or effective to protect or mitigate risks to our systems, networks and data or in effectively resolving such risks when they materialize. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents. A failure of or breach in information technology security of our own systems, or those of our third-party vendors or partners, could expose us and our employees, customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, including loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, such as HIPAA, as well as the costs and operational consequences of implementing further data protection measures.

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

Our use of artificial intelligence and machine‑learning technologies may expose us to operational, regulatory, and reputational risks.

We use, and may increasingly use, artificial intelligence (“AI”) and machine‑learning technologies to support aspects of our operations, product development, and business processes. AI technologies are rapidly evolving and may produce unintended, inaccurate, or inconsistent results. If these technologies do not perform as expected, are misused, or are not appropriately governed, our operations, compliance efforts, and reputation could be adversely affected.

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

Risks Related to the Separation

We could incur significant liability if the separation and distribution of ESAB Corporation is determined to be a taxable transaction.

We have received (i) a private letter ruling from the IRS and (ii) an opinion from outside tax counsel regarding the qualification of the separation and distribution of ESAB Corporation (“ESAB”) as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The private letter ruling and opinion each relies on certain facts, assumptions, representations and undertakings from ESAB and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we may not be able to rely on the private letter ruling or opinion of tax counsel. In addition, the private letter ruling does not address all the requirements for determining whether the separation and distribution qualify under Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code, and the opinion, which addresses all such requirements, relies on the private letter ruling as to matters covered by the ruling and will not be binding on the IRS or the courts. Notwithstanding the private letter ruling or the opinion of tax counsel we have received, the IRS could determine on audit that the separation and distribution are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions not addressed in the ruling. If the separation and distribution of ESAB are determined to be taxable for U.S. federal income tax purposes, our stockholders that received the distribution and are subject to U.S. federal income tax and we could be subject to significant U.S. federal income tax liabilities.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by geopolitical uncertainty, political instability, and conflicts, such as the armed conflicts between Russia and Ukraine and in the Middle East.

The global economy has been negatively impacted by the armed conflicts in the Middle East and between Russia and Ukraine. The armed conflict in the Middle East has created volatility in the global capital markets and is expected to have further global economic consequences. Furthermore, in connection with the armed conflict between Russia and Ukraine, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and Russia has imposed counter-sanctions in response. Although we have no direct operations in the Middle East or in Russia or Ukraine or government-imposed sanctions on our products currently, we could experience the impact of sanctions in the future and/or shortages in materials, increased costs for raw material and other supply chain issues due in part to the negative impact these and other armed conflicts on the global economy. Further escalation of geopolitical tensions related to these armed conflicts, including increased trade barriers or restrictions on global trade, which could affect Russia’s allies and other countries, such as China, could result in, among other things, cyberattacks, additional supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

In addition, changes in political conditions in China and changes in the state of China-U.S. relations, including any tensions relating to potential military conflict between China and Taiwan, are difficult to predict and could adversely affect our business. Furthermore, if other countries, including the United States, become further involved in these or other conflicts, we could face significant adverse effects to our business and financial condition.

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

Item 1B. Unresolved Staff Comments

The Company has received written comments from the Staff of the SEC (the “Staff”) in connection with the Staff’s review of our Form 10-K for the fiscal year ended December 31, 2024 and our Form 10-Q for the fiscal quarter ended October 3, 2025. While the Company has worked with the Staff to address these comments, some remain unresolved. The unresolved comments relate to the Company’s non-GAAP adjustments for the purchase of royalty interest and inventory step-up charges in connection with acquired businesses. The Staff has indicated that it believes that such adjustments are inconsistent with the interpretative guidance set forth in its Compliance and Disclosure Interpretations on Non-GAAP Financial Measures. The Company believes that it provides a complete, consistent and accurate presentation of Adjusted EBITDA in the context of the most directly comparable GAAP financial measure, uses extensive disclosure that explains how the Company calculates Adjusted EBITDA and describes how Adjusted EBITDA differs from the corresponding GAAP financial results. We continue to believe that our adjustments for these infrequent, non-recurring or integration-related items are appropriate, have submitted responses to the Staff and are continuing to engage with the Staff to resolve the comments. Until the Staff’s review is complete, the final outcome of this process cannot be predicted.

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

As of December 31, 2025, our Prevention & Recovery segment had a total of five facilities used in production, distribution and warehousing in the U.S., representing a total 241,000 square feet of leased space and eleven facilities used in production, distribution and warehousing outside the U.S., representing a total of 925,000 square feet of leased space in nine countries in North America, Africa, Europe, Asia, and Australia.

As of December 31, 2025, our Reconstructive segment had a total of four facilities used in production, distribution and warehousing in the U.S., representing a total of 213,000 square feet of leased space, and four facilities used in production, distribution and warehousing outside the U.S., representing a total of 268,000 and 18,000 square feet of owned and leased space, respectively, in three countries in Europe.

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

Name	Age	Position
Damien McDonald	61	Chief Executive Officer and Director
Phillip B. Berry	47	Senior Vice President and Chief Financial Officer
Oliver Engert	61	Chief Administrative Officer
Bradley J. Tandy	67	Senior Vice President and Chief Legal Officer
Patricia Lang	62	Senior Vice President and Chief Human Resources Officer
Terry D. Ross	56	Group President, Prevention & Recovery
Louis Vogt	45	Group President, Reconstructive

Damien McDonald has been Chief Executive Officer since March 2025. Prior to joining the Company, Mr. McDonald served as Chief Executive Officer and as an executive director of LivaNova from January 2017 to April 2023, having previously served as its Chief Operating Officer from October through December 2016. Prior to joining LivaNova, Mr. McDonald was a Group Executive with Danaher Corporation, a global manufacturer of medical, industrial and commercial products, where he was Group President, Professional Consumables (2013 to 2016). From 2011 to 2013, Mr. McDonald served as Group President of Kerr Corporation, a subsidiary of Danaher, where he was responsible for a dental consumable business with operations in the US, Mexico, Switzerland, Italy and the Czech Republic. In 2010, Mr. McDonald undertook special projects for Danaher. From 2007 to 2010, Mr. McDonald was President, Zimmer Spine at Zimmer Holdings, where he was responsible for divisions in the US and France. From 1999 to 2007, Mr. McDonald had various roles with Johnson and Johnson. Mr. McDonald holds bachelor’s degrees in pharmacy and economics from the University of Queensland in Australia, a master’s degree in international economics from the University of Wales, and an M.B.A. from the Institute for Management Development in Lausanne.

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

Oliver Engert was appointed Chief Administrative Officer in January 2026. Prior to joining the Company, Mr. Engert spent more than 30 years at McKinsey and Company, serving in various senior leadership positions and finishing his tenure with the firm as Senior Partner Emeritus. During his time at McKinsey, Mr. Engert gained extensive experience advising CEOs, other C-suite executives, and boards of directors on strategy, transformations, mergers and acquisitions, organizational design, and performance improvement to deliver significant shareholder value. Mr. Engert holds a bachelor’s degree in economics from the Wharton School, University of Pennsylvania, and an MBA from the Amos Tuck School of Business, Dartmouth College.

Bradley J. Tandy has been Senior Vice President and Chief Legal Officer since February 2019, having previously served as Executive Vice President, General Counsel and Secretary of DJO since May 2016. Prior to joining DJO, Mr. Tandy served as Senior Vice President, General Counsel and Secretary of Biomet, Inc. from 2006 through 2014. Prior to serving as General Counsel, Mr. Tandy served as Vice President, Assistant General Counsel and Chief Compliance Officer of Biomet from 1999 through 2006. He joined Biomet as Assistant General Counsel in 1992. Prior to his employment at Biomet, Mr. Tandy was a partner in the law firm of Rasor, Harris, Lemon & Reed in Warsaw, Indiana, focusing his practice on representation of medical device and healthcare companies. He was an elected public official in Kosciusko County, Indiana, serving as a County Councilman for 22 years. He received his undergraduate degree in Political Science from DePauw University and earned his Doctorate of Jurisprudence at Indiana University School of Law in Bloomington, Indiana.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol ENOV on April 4, 2022, and previously traded under the symbol CFX since May 8, 2008. As of February 20, 2026, there were 421 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Healthcare Equipment & Supply Industry Index.

The cumulative total return for each such index is presented in the graph below as required by Item 201(e)(4) of Regulation S-K. The graph assumes that $100 was invested on December 31, 2020 in our common stock, the S&P 500 Index, and the S&P 500 Healthcare Equipment & Supply Industry Index, and that all dividends were reinvested.

$200.00
$150.00
$100.00
$50.00
$—
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Enovis Common Stock
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

There have been no repurchases under the program since 2018. As of December 31, 2025, there is a remaining authorization of $100 million of shares that may be repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)
10/4/25 - 11/1/25	—	$—	—	$99,997,744
11/2/25 - 11/29/25	—	—	—	99,997,744
11/30/25 - 12/31/25	—	—	—	99,997,744
Total	—	$—	—	$99,997,744
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

•P&R - a leader in orthopedic solutions, providing devices, software and services across the patient care continuum from injury prevention to rehabilitation after surgery or injury or from degenerative disease.

•Recon - innovation market-leader positioned in the fast-growing surgical implant business, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot, ankle, and finger along with surgical productivity tools.

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

Items Affecting Comparability of Reported Results

Our financial performance and growth are driven by many factors, principally our ability to serve customers with market-leading delivery and innovation; the mix of products sold in any period; the impact of competitive forces, economic and market conditions; reimbursement levels for products in certain medical sales channels; availability of capital and attractive acquisition opportunities; our ability to continuously improve our cost structure; fluctuations in the relationship of foreign currencies to the U.S. dollar; and our ability to pass cost increases on to customers through pricing. These key factors have impacted our results of operations in the past and are likely to affect them in the future. The comparability of our operating results for the year ended December 31, 2025 to the comparable periods is affected by the following additional significant items:

Strategic Acquisitions and Divestiture

We complement our organic growth plans with strategic acquisitions and other investments. Acquisitions can significantly affect our reported results, and so we also report the change in our Net sales between periods both from Existing businesses and Acquired businesses. The change in Net sales due to acquisitions for the years ended December 31, 2025 and 2024 presented in this filing represents the incremental sales in comparison to the portion of the prior period during which we did not own the business. Business acquisitions of a distributor may not add incremental sales in Acquired businesses because we may have had existing business sales through the distributor and the acquisition brings the business into Enovis under a direct sales model and reduces operating costs.

On October 7, 2025, we completed the sale of our Dr Comfort Footcare Solutions U.S. operations of our P&R segment to Promus Equity Partners in an asset deal, with an effective date of October 4, 2025 (the “Dr Comfort Divestiture”). The sale includes inventory, machinery and equipment, and intangible assets for consideration of up to $60 million in cash, consisting of an upfront payment of $45 million and up to $15 million payable in the future upon the achievement of certain milestones.

In the year ended December 31, 2025, the Company completed seven transactions for $36.9 million total purchase consideration, including deferred consideration and estimated contingent consideration which included the acquisition of three distributors, two businesses, and two purchases of intellectual property. Of these transactions, three were in the P&R segment and four were in the Recon segment.

On January 3, 2024, we acquired Lima, a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware for total fair value consideration of $865.6 million, net of acquired cash. The fair value total consideration included 1,942,686 shares of Enovis common stock, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023 (the “Contingent Acquisition Shares”). The Contingent Acquisition Shares were issuable in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement.. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024 and the second tranche of Contingent Acquisition Shares was issued on January 15, 2025. This acquisition expands and complements our current product offerings internationally within our Recon segment.

In 2024, we also completed one asset acquisition in our Reconstructive segment and one business acquisition in our Prevention & Recovery segment for aggregate purchase consideration of $4.0 million.

During the year ended December 31, 2023, we completed one business combination and two asset acquisitions in our Recon segment. On June 28, 2023, we acquired Novastep, a leading player in Minimally Invasive Surgery (MIS) foot and ankle solutions for total consideration of $96.9 million. The Novastep best-in-class MIS bunion system serves a rapidly growing portion of the global bunion segment. On July 20, 2023, we completed the asset acquisition of SEAL, developers of a broad line of external fixation products for total consideration of $28.2 million. These two acquisitions are valuable additions serving to enhance the offerings under our foot & ankle product lines. On October 5, 2023, we acquired 100% interest in Precision AI, a developer of surgical planning software. This asset acquisition complements our current product offerings with advanced surgical planning software. The software has capabilities to be used for shoulder reconstruction and there is opportunity to expand this to additional anatomies.

Global Operations

During 2025, approximately 42% of our sales are derived from operations outside the U.S., the majority of which is in Europe with the remaining portion mostly in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the U.S. are denominated in currencies other than the U.S. dollar. Similar portions of our manufacturing and employee costs are also outside the U.S. and denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the year ended December 31, 2025 compared to 2024, fluctuations in foreign currencies increased Net sales by 1.4%, had an 1.5% impact on Gross profit, and increased operating expenses by approximately 1.1%.

Seasonality

Sales in P&R and Recon typically peak in the fourth quarter. General economic conditions may, however, impact future seasonal variations.

Material Costs

Our principal raw materials include foam ethylene-vinyl-acetate copolymer used in our bracing and vascular products within P&R, and cobalt-chromium alloys, stainless-steel alloys, titanium alloys, and ultra-high-molecular-weight polyethylene used in our Recon products. Prices for raw materials, components, energy, and commodities are subject to volatility and are influenced by worldwide economic conditions. Although inflation historically has not been a material factor to our input costs and gross margins, inflationary pressures have increased since 2021 and are expected to persist in the near term. In response, we have enacted and may continue to enact targeted pricing actions, primarily within P&R, to help offset higher input costs. While we seek to proactively manage inflation risk, future changes in raw material and component costs may adversely impact our earnings or margins. Prices for raw materials, components, energy, and commodities are also influenced by import duties and tariffs, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, geopolitical tensions, government trade practices and regulations, and other factors. Specifically, tariffs, such as the tariffs announced by the U.S. government in early 2025 have increased input costs and may continue to increase costs and impair sourcing flexibility for raw materials, component parts and supplies, and further trade restrictions, retaliatory trade measures, or additional tariffs implemented could result in higher input costs to our products.

Sales and Cost Mix

Gross profit margins within our operating segments vary primarily based on the type of product and distribution channel. Reconstructive products tend to have higher gross margins than the Prevention & Recovery products.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
P&R	51%	52%	63%
Recon(1)	49%	48%	37%
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

Adjusted EBITDA excludes from Net income (loss) the effect of Income (loss) from discontinued operations, net of taxes; Income tax expense (benefit); Other income (expense), net; non-operating (gain) loss on investments; debt extinguishment charges; interest expense, net; restructuring and other charges; Medical Device Regulation (“MDR”) fees and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; strategic purchase of economic interest on future royalty payments; goodwill impairment charges; and inventory step-up. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment.

Adjusted EBITDA assists our management in comparing operating performance over time because certain items are not normal recurring charges necessary to operate our business, and these items may obscure underlying business trends and make comparisons of long-term performance difficult as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements.

Our management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures. The following tables set forth a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31, 2025
	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP) (1)			$(1,183.6)
Net Loss margin (GAAP)			(52.7)%
Loss from discontinued operations, net of taxes			1.9
Income tax expense			22.3
Other expense, net			0.4
Interest expense, net			34.8
Operating loss (GAAP)	$(374.1)	$(750.2)	(1,124.2)
Operating loss margin	(32.9)%	(67.5)%	(50.0)%
Adjusted to add:
Restructuring and other charges (2)(3)	5.2	10.0	15.1
MDR and other costs (3)(4)	5.7	4.7	10.4
Strategic transaction costs (3)(5)	9.5	50.8	60.4
Stock-based compensation (3)	18.6	14.7	33.3
Depreciation and other amortization	18.8	101.9	120.7
Amortization of acquired intangibles	91.5	82.1	173.6
Goodwill impairment charge	387.8	662.0	1,049.8
Purchase of royalty interest	—	45.8	45.8
Inventory step-up (6)	—	18.1	18.1
Adjusted EBITDA (non-GAAP)	$163.1	$239.9	$403.0
Adjusted EBITDA margin (non-GAAP)	14.3%	21.6%	17.9%
(1) Non-operating components of Net loss are not allocated to the segments.
(2) Restructuring and other charges includes $5.3 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations related to the discontinuation of certain product lines in the P&R and Recon segments.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.
(4) MDR and other costs includes (i) $9.8 million for the year ended December 31, 2025 in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.6 million for the year ended December 31, 2025 of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $39.4 million for the year ended December 31, 2025 related to non-recurring integration costs associated with the Lima Acquisition, which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company. In each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are nonrecurring and not part of our normal business operations; (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $19.5 million for the year ended December 31, 2025 of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $1.5 million for the year ended December 31, 2025 related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(6) Inventory step-up expense represents the incremental expense of inventory sold recognized at its fair value after business combination accounting is applied versus the expense that would have been recognized if sold at its cost to manufacture. Since only the inventory that existed at the business combination date was stepped-up to fair value, we believe excluding the incremental expense enhances comparability between periods, allowing investors to better understand our business performance and the underlying trends relevant to our ongoing business performance.

	Year Ended December 31, 2024
	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP) (1)			$(824.8)
Net Loss margin (GAAP)			(39.1)%
Income from discontinued operations, net of taxes			(2.6)
Income tax expense			4.5
Other income, net			(9.9)
Interest expense, net			57.1
Operating loss (GAAP)	$(321.8)	$(454.0)	(775.7)
Operating loss margin	(29.3)%	(45.0)%	(36.8)%
Adjusted to add:
Restructuring and other charges (2)(3)	20.9	24.3	45.2
MDR and other costs (3)(4)	10.1	9.4	19.5
Strategic transaction costs (3)(5)	4.3	74.0	78.3
Stock-based compensation (3)	18.1	11.6	29.7
Depreciation and other amortization	20.6	96.7	117.3
Amortization of acquired intangibles	92.3	73.2	165.5
Goodwill impairment charge	315.0	330.0	645.0
Inventory step-up (6)	—	51.7	51.7
Adjusted EBITDA (non-GAAP)	$159.6	$216.9	$376.5
Adjusted EBITDA margin (non-GAAP)	14.5%	21.5%	17.9%
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
(4) MDR and other costs includes (i) $16.0 million for the year ended December 31, 2024 in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $3.5 million for the year ended December 31, 2024 of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $64.9 million for the year ended December 31, 2024 related to non-recurring integration costs associated with the Lima Acquisition, which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company. In each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are nonrecurring and not part of our normal business operations; (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $8.8 million for the year ended December 31, 2024 of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $4.6 million for the year ended December 31, 2024 related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(6) Inventory step-up expense represents the incremental expense of inventory sold recognized at its fair value after business combination accounting is applied versus the expense that would have been recognized if sold at its cost to manufacture. Since only the inventory that existed at the business combination date was stepped-up to fair value, we believe excluding the incremental expense enhances comparability between periods, allowing investors to better understand our business performance and the underlying trends relevant to our ongoing business performance.

	Year Ended December 31, 2023
	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP) (1)			$(32.7)
Net Loss margin (GAAP)			(1.9)%
Income from discontinued operations, net of taxes			(21.1)
Income tax benefit			(13.3)
Other income, net			(25.7)
Debt extinguishment charges			7.3
Interest expense, net			19.8
Operating loss (GAAP)	$(24.7)	$(41.0)	(65.7)
Operating loss margin	(2.3)%	(6.5)%	(3.8)%
Adjusted to add (deduct):
Restructuring and other charges (2)(3)	13.5	6.4	20.0
MDR and other costs (3)(4)	14.5	12.9	27.4
Strategic transaction costs (3)(5)	13.2	25.1	38.3
Stock-based compensation (3)	20.2	11.8	32.1
Depreciation and other amortization	22.2	61.4	83.6
Amortization of acquired intangibles	93.6	40.0	133.5
Inventory step-up (6)	—	0.1	0.1
Adjusted EBITDA (non-GAAP)	$152.5	$116.7	$269.2
Adjusted EBITDA margin (non-GAAP)	14.2%	18.5%	15.8%
(1) Non-operating components of Net loss are not allocated to the segments.
(2) Restructuring and other charges includes $2.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.
(4) MDR and other costs includes (i) $21.3 million for the year ended December 31, 2023 in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $6.1 million for the year ended December 31, 2023 of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $12.2 million for the year ended December 31, 2023 related to transaction costs and non-recurring integration costs associated with the Lima Acquisition, which includes professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters, (ii) $5.5 million for the year ended December 31, 2023 of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $20.6 million for the year ended December 31, 2023 related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(6) Inventory step-up expense represents the incremental expense of inventory sold recognized at its fair value after business combination accounting is applied versus the expense that would have been recognized if sold at its cost to manufacture. Since only the inventory that existed at the business combination date was stepped-up to fair value, we believe excluding the incremental expense enhances comparability between periods, allowing investors to better understand our business performance and the underlying trends relevant to our ongoing business performance.

Total Company

Sales

Net sales increased by $140.4 million or 6.7% to $2,248.0 million for the year ended December 31, 2025 compared with the prior year period. The following table presents the components of changes in our consolidated Net sales for the years ended December 31, 2025 and 2024.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2023	$1,707.2
Components of Change:
Existing Businesses(1)	73.6	4.3%
Acquisitions(2)	337.0	19.7%
Divestitures(3)	(11.7)	(0.7)%
Foreign Currency Translation(4)	1.5	0.1%
	400.4	23.5%
For the year ended December 31, 2024	$2,107.6
Components of Change:
Existing Businesses(1)	123.5	5.9%
Acquisitions(2)	4.2	0.2%
Divestitures(3)	(17.3)	(0.8)%
Foreign Currency Translation(4)	30.0	1.4%
	140.4	6.7%
For the year ended December 31, 2025	$2,248.0
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

2025 Compared to 2024

The increase in Net Sales during 2025 as compared to 2024 was primarily attributable to an increase in sales from existing businesses across both segments and favorable foreign currency translation, partially offset by a $17.3 million decrease in sales from the October 2025 divestiture of our Dr Comfort Footcare Solutions product line in our P&R segment and the April 2024 divestiture of our hosiery business in our P&R segment.

Existing business sales in Recon increased $83.1 million due to higher sales volumes compared to the prior year period, driven by broad market strength. Existing business sales in P&R increased $40.4 million due to higher sales volumes compared to the prior year period.

The weakening of the U.S. dollar relative to other currencies resulted in $30.0 million of favorable foreign currency translation impacts during the year ended December 31, 2025.

2024 Compared to 2023

The increase in Net Sales of $400.4 million for 2024 as compared to 2023 was primarily attributable to an increase in sales from the Lima Acquisition and to a lesser extent the Novastep acquisition in our Recon segment. Additionally, Net Sales increased due to the increase in sales from existing businesses across both of our segments, partially offset by a decrease from the divestiture of a hosiery product line in our P&R segment.

Net sales increased in Recon by $379.2 million, of which $337.0 million was attributable to the Lima and Novastep acquisitions. Existing business sales in Recon increased $40.7 million due to increase in volume and market share gains and $1.5 million due to favorable currency translation.

Net Sales increased in P&R by $21.2 million, primarily due to a $32.9 million increase in existing business sales, partially offset by an $11.7 million decrease from the divestiture of a hosiery product line.

Operating Results

The following table summarizes our results from continuing operations for the comparable three-year period.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Gross profit	$1,345.3	$1,180.8	$990.8
Gross profit margin	59.8%	56.0%	58.0%
Selling, general and administrative expense	$1,070.2	$1,027.4	$830.3
Research and development expense	$120.3	$91.3	$75.3
Operating loss	$(1,124.2)	$(775.7)	$(65.7)
Operating loss margin	(50.0)%	(36.8)%	(3.8)%
Net loss from continuing operations	$(1,181.7)	$(827.4)	$(53.8)
Net loss from continuing operations margin	(52.6)%	(39.3)%	(3.2)%
Net loss (GAAP)	$(1,183.6)	$(824.8)	$(32.7)
Net loss margin (GAAP)	(52.7)%	(39.1)%	(1.9)%
Adjusted EBITDA (non-GAAP)	$403.0	$376.5	$269.2
Adjusted EBITDA margin (non-GAAP)	17.9%	17.9%	15.8%
Items excluded from Adjusted EBITDA:
Restructuring and other charges (1)	$15.1	$45.2	$20.0
MDR and other costs	$10.4	$19.5	$27.4
Strategic transaction costs	$60.4	$78.3	$38.3
Stock-based compensation	$33.3	$29.7	$32.1
Depreciation and other amortization	$120.7	$117.3	$83.6
Amortization of acquired intangibles	$173.6	$165.5	$133.5
Goodwill impairment charge	$1,049.8	$645.0	$—
Purchase of royalty interest	$45.8	$—	$—
Inventory step-up	$18.1	$51.7	$0.1
Interest expense, net	$34.8	$57.1	$19.8
Debt extinguishment charges	$—	$—	$7.3
Other (income) expense, net	$0.4	$(9.9)	$(25.7)
Income tax expense (benefit)	$22.3	$4.5	$(13.3)
(1) Restructuring and other charges includes $5.3 million, $17.9 million and $2.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.

2025 Compared to 2024

Gross profit increased $164.5 million during 2025 in comparison to 2024 due to a $118.9 million increase in Recon and a $45.6 million increase in P&R. The Gross profit increase was attributable to growth in sales volume, improved mix of higher-margin product sales, and the decrease of $33.6 million in inventory fair value step-up amortization charges. Gross profit margin increased by 380 basis points due to improved product mix, supply chain productivity, and the decrease in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased $42.8 million during 2025 in comparison to 2024, primarily due to a $31.8 million increase in commissions on increased sales and increased investment in the business in selling, general and administrative costs of $14.9 million, offset by a $17.9 million decrease in strategic transactions costs driven by a reduction in acquisition integration costs.

Research and development costs also increased compared to the prior year period, primarily due to increased spend within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

The Goodwill impairment charge of $1,049.8 million was due to the sustained decrease in the Company’s publicly quoted share price and market capitalization and a $7.9 million impairment from the Dr Comfort Divestiture. See Item 7. Critical

Accounting Policies for further discussion regarding the Goodwill impairment charge. See Note 5 “Acquisitions and Divestitures” for further information regarding the Dr Comfort Divestiture. Amortization of acquired intangibles also increased compared to the prior year period due to the additional intangible assets added through the 2025 acquisitions. See Note 5 “Acquisitions and Divestitures” for further information regarding acquired intangibles.

Interest expense, net decreased $22.3 million during 2025 in comparison to 2024 compared to the prior year period due to the increase in interest income on the cross-currency swap derivatives. This was driven by the increase in the hedging position entered into during the third quarter of 2024.

Other (income) expense, net decreased from a large Other income, net position in 2024 due to a decrease in the gain on the Contingent Acquisition Shares, which reached final settlement on January 15, 2025, partially offset by the decrease in the loss recognized in the first quarter of 2024 on the non-designated forward currency contracts to manage the risk from the Euro-denominated purchase price of the Lima Acquisition which closed on January 3, 2024.

The effective tax rate for Loss from continuing operations before income taxes during 2025 was (1.9)%, which differed from the 2025 U.S. federal statutory tax rate of 21%, primarily due to non-deductible goodwill impairment charges and an increase in valuation allowance on U.S. deferred tax assets. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for Loss from continuing operations before income taxes during 2024 was (0.5)%, which differed from the 2024 U.S. federal statutory tax rate of 21% primarily due to a build in valuation allowance on interest limitation carryforwards and non-deductible goodwill impairment charges. This was offset by tax credits for research and development, the non-taxable gain on shares related to the contingent acquisition liability and non-U.S. income taxed at lower rates.

Net loss and Net loss from continuing operations increased during 2025 in comparison to 2024, primarily due to the increase in Goodwill impairment charges of $404.8 million, a $45.8 million increase in charges for the Purchase of royalty interest and an $8.1 million increase in amortization of acquired intangibles, partially offset by the aforementioned increase in gross profit, a $48.0 million decrease in restructuring and strategic transactions costs from Lima and other integration activities, and a $22.3 million decrease in interest expense, net. Adjusted EBITDA increased due to the growth in Recon and improved operating leverage.

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

Interest expense, net increased by $37.3 million during 2024 in comparison to 2023 due to an increase in debt to finance the Lima Acquisition.

Other income, net decreased primarily due to the loss in 2024 and the gain in 2023 on the foreign currency forward contract to manage the exposure to currency exchange rate risk related to the Euro-denominated purchase price of Lima, partially offset by the gain on fair value adjustments for the Lima Acquisition Contingent Shares liability.

The effective tax rate for Loss from continuing operations before income taxes during 2024 was (0.5)%, which differed from the 2024 U.S. federal statutory tax rate of 21%, primarily due to a build in valuation allowance on interest limitation carryforwards and non-deductible goodwill impairment charges. This was offset by tax credits for research and development, the non-taxable gain on shares related to the contingent acquisition liability and non-U.S. income taxed at lower rates. The effective tax rate for 2023 was 19.8% on a loss from continuing operations before income taxes, which was lower than the 2023 U.S. federal statutory tax rate of 21% mainly due to a build in valuation allowance on interest limitation carryforwards, non-deductible expenses and U.S. taxation on international operations. This was offset by a release of uncertain tax positions, tax credits for research and development and non-U.S. income taxed at lower rates.

Net loss from continuing operations increased $773.6 million during 2024 in comparison to 2023, primarily due to a Goodwill impairment charge of $645.0 million, a $65.2 million increase in strategic transactions costs from Lima integration activities, a $37.3 million increase in interest expense, net, a $32.0 million increase in amortization of acquired intangibles, and an increase in depreciation and inventory step-up charges, partially offset by an increase in Gross Profit from the Lima Acquisition. Adjusted EBITDA and Adjusted EBITDA margin increased due to the Lima Acquisition.

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

P&R

We develop, manufacture, and distribute rigid bracing products, orthopedic soft goods, vascular systems and compression garments, and hot and cold therapy products and offer robust recovery sciences products in the clinical rehabilitation and sports medicine markets such as bone growth stimulators and electrical stimulators used for pain management. P&R products are marketed under several brand names, most notably DonJoy, Aircast, and Chattanooga, to orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers, and other healthcare professionals who treat patients with a variety of treatment needs including musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. Many of our medical devices and related accessories are used by athletes and other patients for injury prevention and at-home physical therapy treatments. We reach a diverse customer base through multiple distribution channels, including independent distributors, direct salespeople, and direct to patients.

The following table summarizes selected financial data for P&R:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net sales	$1,137.0	$1,098.0	$1,076.8
Gross profit	$614.0	$568.4	$557.5
Gross profit margin	54.0%	51.8%	51.8%
Selling, general and administrative expenses	$466.7	$432.2	$442.7
Research and development expense	$37.1	$35.7	$35.1
Amortization of acquired intangibles	$91.5	$92.3	$93.6
Restructuring and other charges	$5.1	$15.0	$10.9
Goodwill impairment charge	$387.8	$315.0	$—
Operating loss (GAAP)	$(374.1)	$(321.8)	$(24.7)
Operating loss margin (GAAP)	(32.9)%	(29.3)%	(2.3)%
Adjusted EBITDA (non-GAAP)	$163.1	$159.6	$152.5
Adjusted EBITDA margin (non-GAAP)	14.3%	14.5%	14.2%

2025 Compared to 2024

Net Sales increased $39.0 million compared with the prior year, driven by solid existing business volume growth, partially offset by a $17.3 million decrease in sales from the October 2025 divestiture of our Dr Comfort Footcare Solutions product line in our P&R segment and the April 2024 divestiture of our hosiery business in our P&R segment. Gross profit increased $45.6 million due to the same reasons and Gross profit margin increased by 220 basis points primarily due to mix of higher-margin product sales and supply chain productivity.

Selling, general and administrative expenses increased slightly as a percentage of net sales. Operating loss and Operating loss margin increased due to the Goodwill impairment charge of $387.8 million, offset by operating leverage with the aforementioned higher gross profit exceeding the aforementioned increase in Selling, general and administrative expenses. Adjusted EBITDA increased due to the increase in gross profit and improved mix of higher-margin product sales and Adjusted EBITDA margin decreased slightly compared with the prior year period due to the timing of the aforementioned increased investment in the business in selling, general and administrative costs and the net impact of new tariffs.

2024 Compared to 2023

Net sales in P&R increased $21.2 million, or 2.0% in the year ended December 31, 2024 compared with the prior year due to solid growth in existing business, partially offset by a $11.1 million decrease from divesting a minor product line and unfavorable foreign translation. Gross profit increased $10.9 million and Gross profit margin remained flat despite a lower mix of higher-margin product sales. Selling, general and administrative expense decreased $10.5 million primarily due to reduction of strategic transaction costs and (EU) MDR spending. Operating loss increased due to a Goodwill impairment charge of $315.0 million and charges from divesting a minor product line, partially offset by a Selling, general and administrative expense decrease and higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved operating scale from lower overheads, partially offset by unfavorable foreign currency impacts in a primary manufacturing facility during the year ended December 31, 2024 compared to the prior year.

Recon

We develop, manufacture, and market a wide variety of knee, hip, shoulder, elbow, foot, ankle, and finger implant products and surgical productivity solutions that serve the orthopedic reconstructive joint implant market. Our products are primarily used by surgeons for surgical procedures.

The following table summarizes selected financial data for Recon:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net sales	$1,111.1	$1,009.7	$630.4
Gross profit	$731.2	$612.3	$433.2
Gross profit margin	65.8%	60.6%	68.7%
Selling, general and administrative expenses	$603.5	$595.2	$387.6
Research and development expense	$83.3	$55.6	$40.3
Amortization of acquired intangibles	$82.1	$73.2	$40.0
Restructuring and other charges	$4.7	$12.3	$6.4
Purchase of royalty interest	$45.8	$—	$—
Goodwill impairment charge	$662.0	$330.0	$—
Operating loss (GAAP)	$(750.2)	$(454.0)	$(41.0)
Operating loss margin (GAAP)	(67.5)%	(45.0)%	(6.5)%
Adjusted EBITDA (non-GAAP)	$239.9	$216.9	$116.7
Adjusted EBITDA margin (non-GAAP)	21.6%	21.5%	18.5%

2025 Compared to 2024

Net sales increased in Recon by $101.4 million, or 10%, due to strong sales volumes and favorable currency translation of 1.8%. Gross profit increased $118.9 million in the year ended December 31, 2025 primarily due to higher net sales, improved operating leverage and a decrease of $33.6 million in inventory fair value step-up amortization charges.

Selling, general and administrative expense increased by $8.3 million over the same period primarily due to an increase in commissions driven by higher sales and increases in existing business investments to support growth, nearly entirely offset by a decrease in Lima Acquisition integration costs. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies. Purchase of royalty interest increased over the same period as we completed strategic purchases to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements for a fixed price of $56.5 million, which will be paid over nine years. We accrued a liability and recognized a $45.8 million charge for the net present value of the purchases.

Operating loss increased, primarily due to a Goodwill impairment charge of $662.0 million and the $45.8 million purchase of royalty interest, slightly offset by a $23.2 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition. Adjusted EBITDA increased primarily due to increased gross profit from the Lima Acquisition and improved operating cost leverage.

2024 Compared to 2023

Net sales increased for Recon in the year ended December 31, 2024 compared with the prior year, by $379.3 million, or 60%, of which $337.0 million was attributable to the Lima and Novastep acquisitions. Existing business sales in Recon increased $40.7 million due to increase in volume and market share gains and $1.5 million due to favorable currency translation, partially offset by a $4.3 million decrease from the discontinuance of certain non-core product lines. Gross profit increased in the year ended December 31, 2024 compared to the prior year, by $179.1 million, primarily due to higher net sales due to the Lima Acquisition, and improved operating leverage, offset by an increase of $51.6 million in inventory fair value step-up amortization charges, which led to a decrease in Gross profit margin.

Selling, general and administrative expense increased by $207.6 million compared with the prior year primarily due to increased Strategic transactions costs associated with Lima integration activities, increased commissions driven by higher sales, a general and administrative expense increase due to the Lima Acquisition, and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to the Lima Acquisition and increased spending within other recently acquired businesses in our Recon segment, which are investing in surgical productivity solutions and computer-assisted surgery technologies.

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

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, strategic initiatives and restructuring cash outflows, and interest and principal repayments on our term loan and amounts drawn on our revolving credit facility. We believe we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of December 31, 2025, the remaining stock repurchase authorization provided by our Board of Directors was $100.0 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

On April 4, 2022, we entered into a new credit agreement (the “Credit Agreement”), consisting of a $900 million revolving credit facility (the “Revolver”) with an April 4, 2027 maturity date and a term loan with an initial aggregate principal amount of $450 million (the “2022 Term Loan”) which was fully extinguished during the first quarter of 2023. The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Agreement. The agreement was amended on October 23, 2023, in conjunction with the financing of the Lima Acquisition and further amended on December 8, 2025 as discussed below.

On November 18, 2022, the Company completed an exchange with a lender under the Credit Agreement of 6,003,431 shares of common stock of ESAB, representing all of the retained shares in ESAB following the Separation, for $230.5 million of the $450.0 million then outstanding under the 2022 Term Loan, net of cost to sell. On March 1, 2023, the Company extinguished the remaining outstanding balance under the 2022 Term Loan with borrowings on the Revolver.

The Credit Agreement, as amended, contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 for the fiscal quarter ending June 30, 2024 and thereafter, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Credit Agreement. As of December 31, 2025, the Company was in compliance with the covenants under the Credit Agreement.

On October 23, 2023 the Company entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provided for a new term loan commitment in the aggregate amount of $400 million (the “Term Loan Facility”), which was funded on January 3, 2024, the date the Lima Acquisition was consummated. Following the Amendment, the Term Loan Facility required quarterly principal repayments of $5 million, and would mature on April 4, 2027.

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

On December 8, 2025, the Company entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”). The Third Amendment increased the borrowing capacity under the Revolver to up to $1.1 billion and increased the loan commitment under the Term Loan Facility to $700 million. Pursuant to the Third Amendment, the Term Loan Facility requires quarterly principal repayments of $8.75 million. The Third Amendment also extended the maturity date for all revolving loans and term loans under the Revolver and Term Loan Facility, respectively, to December 8, 2030. A portion of the incremental borrowings under the Term Loan Facility was used to repay approximately $335 million of the outstanding principal balance under the Revolver. As of December 31, 2025, $157 million and $688 million was outstanding on the Revolver and Term Loan respectively.

Pursuant to the Third Amendment, the Company must maintain a Senior Secured Leverage Ratio (as defined in the Amended Credit Agreement) of at least 3.50 to 1.00, but provides for a temporary increase in the maximum Senior Secured Leverage Ratio threshold, at the election of the Company and subject to certain conditions, following one or more acquisitions for which the aggregate consideration is $300.0 million or more. The Third Amendment also increased the maximum amount of unrestricted, unencumbered and freely transferrable cash and cash equivalents that may be applied to offset the amount of indebtedness used in the calculations of the Senior Secured Leverage Ratio and the Total Leverage Ratio (as defined in the Amended Credit Agreement). Pursuant to the Third Amendment, the amount of indebtedness used in such calculations may be reduced by up to $400 million of the Company’s and its subsidiaries’ unrestricted unencumbered and freely transferrable cash and cash equivalents, compared to $150 million. Further, the Third Amendment (i) reduced the applicable margin for borrowings if the Total Leverage Ratio (as defined in the Credit Agreement) is less than 1.5 to 1.00 and (ii) modified certain negative covenants to increase the maximum consideration payable for a permitted acquisition from $150 million to $200 million and increased baskets available for additional debt.

As of December 31, 2025, the weighted-average interest rate of borrowings under the Credit Agreement (as amended) was 5.23%, excluding accretion of original issue discount and deferred financing fees, and there was $943.0 million available on the Revolver.

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

Other Indebtedness

In addition, we are party to various bilateral credit facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $51.9 million were outstanding as of December 31, 2025.

We believe that our sources of liquidity are adequate to fund our operations for the next twelve months and the foreseeable future.

Cash Flows

As of December 31, 2025, we had $36.4 million of Cash and cash equivalents and restricted cash, a decrease of $11.8 million from the $48.2 million of Cash and cash equivalents on hand as of December 31, 2024. The following table summarizes the change in Cash and cash equivalents during the periods indicated and includes cash flows related to discontinued operations:

	Year Ended December 31,
	2025	2024		2023
	(Dollars in millions)
Net cash provided by operating activities	217.3	113.5		135.0
Purchases of property, plant and equipment and intangibles	(197.4)	(180.7)		(122.2)
Proceeds from sale of property, plant and equipment	—	—		32.6
Payments for acquisitions, net of cash received, and investments	(26.9)	(769.9)		(152.8)
Proceeds from sale of business, net	43.3	—		—
Cash received (paid) for settlement of derivative	1.6	(4.8)		—
Net cash used in investing activities	(179.4)	(955.5)		(242.5)
Proceeds from (repayments of) borrowings, net	(36.9)	859.2		217.2
Proceeds from issuance of common stock, net	1.3	1.9		1.8
Payment of capped call transactions	—	—		(62.0)
Other financing	(16.8)	(14.3)	—	(29.2)
Net cash provided by (used in) financing activities	(52.4)	846.8		127.8
Effect of foreign exchange rates on Cash and cash equivalents	2.7	(1.5)		0.2
Increase (decrease) in Cash and cash equivalents and restricted cash	$(11.8)	$3.3		$20.5

Cash used in operating activities of discontinued operations for the years ended December 31, 2025, 2024 and 2023 was $0.4 million, $0.1 million, and $2.0 million, respectively. The activity includes maintenance and legal costs associated with previous divested businesses. See Note 4 “Discontinued Operations" for further information.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as restructuring, interest, income taxes and strategic transaction costs. Changes in significant operating cash flow items are discussed below.

•Operating cash flows used in continuing operations working capital were $42.0 million, $73.7 million, and $47.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The working capital used in 2025 is primarily associated with continued international business growth in Recon. The working capital uses in 2024 is primarily associated with international business growth in Recon following the Lima Acquisition. The working capital used in 2023 are primarily due to business growth and increases in inventory to insulate for supply chain volatility.

•Cash paid for strategic transaction costs in our continuing operations were $60.4 million, $78.3 million and $38.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs were primarily related to the acquisition and integration of Lima , as well as other business development initiatives and integration costs of recent acquisitions in 2025 and 2024. The costs in 2023 were related to the Separation, business development and integration costs of recent acquisitions.

•Cash paid for interest was $27.4 million, $51.8 million and $16.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in 2025 is primarily due to the increase in interest income on the cross-currency swap derivatives. This was driven by the increase in the hedging position entered into during the third quarter of 2024. The increase in 2024 is primary due to the financing for the Lima Acquisition which closed on January 3, 2024.

•During 2025, 2024, and 2023 cash payments of $7.4 million, $21.2 million and $16.2 million, respectively, were made related to our restructuring initiatives.
•Cash paid for MDR and other costs were $10.4 million, $38.0 million, and $27.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash flows used in investing activities for 2025, 2024 and 2023 include $26.9 million, $769.9 million, and $152.8 million, respectively, for acquisitions and investments. Cash flows provided by investing activities for 2025 includes $43.3 million proceeds from the sale of Dr Comfort in October 2025. Refer to Note 5 “Acquisitions and Divestitures” in the accompanying Notes to the Consolidated Financial Statements for more information. Additionally, cash flows used in investing activities in 2025, 2024, and 2023 include $197.4 million, $180.7 million, and $122.2 million, respectively, for purchases of property, plant, equipment, and intangibles, which represents overall higher capital investments driven by recent acquisitions, including surgical implant instruments that support sales growth in Recon.
Cash flows used by financing activities in 2025 include net debt paydown of $36.9 million, debt issuance costs of $6.7 million, amounts paid for common stock repurchases of $3.5 million, and deferred payments on acquisitions of $6.6 million. Cash flows used in financing activities in 2024 include net debt borrowings of $859.2 million, partially offset by amounts paid for common stock repurchases of $4.8 million and deferred payments on acquisitions of $8.8 million. Cash flows used in financing activities in 2023 includes net debt borrowings of $217.2 million, partially offset by amounts paid for the capped call transactions of $62.0 million and debt issuance costs of $25.7 million.

Our Cash and cash equivalents as of December 31, 2025 include $18.1 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

Debt

As of December 31, 2025, our Revolver, Term Loan, and senior unsecured convertible notes (the “2028 Notes”) had principal amounts outstanding of $157.2 million, $688 million, and $452 million, respectively. There are no required principal payments due on the Revolver within 12 months and it matures on December 8, 2030. Our Term Loan requires quarterly principal repayments of $8.75 million and matures on December 8, 2030. The 2028 Notes have an interest rate of 3.875%, payable semi annually in arrears on April 15 and October 15 of each year, beginning April 15, 2024, and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted.

Interest Payments on Debt

Based on December 31, 2025 outstanding balances we estimate future interest payments associated with our Revolver, Term Loan, and senior unsecured convertible notes of $122.0 million, $32.8 million, and $23.3 million, respectively, with $8.3 million, $35.5 million. and $18.1 million payable within 12 months. Variable interest payments are estimated using a static rate of 5.23% for the Revolver, 5.17% for the Term Loan, and 3.875% for the senior unsecured convertible notes.

Operating Leases

The Company leases certain office space, warehouse, distribution, and production facilities, as well as vehicles and equipment. As of December 31, 2025, the Company had fixed lease payment obligations of $97.3 million, with $24.7 million payable within 12 months.

Purchase Obligations

As of December 31, 2025, the Company had other purchase obligations of $135.1 million, of which $124.4 million is payable within 12 months. Purchase obligations herein exclude open purchase orders for goods or services that are provided on demand as the timing of which is not certain.

We have funding requirements associated with our pension plans as of December 31, 2025, which are estimated to be $3.7 million for the year ending December 31, 2026. Other long-term liabilities, such as those for other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2025 other than outstanding letters of credit of $51.9 million and unconditional purchase obligations with suppliers of $135.1 million.

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

For the year ended December 31, 2025, the Company first identified an impairment indicator associated with a continued sustained decrease in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of our reporting units in the third quarter of 2025. Accordingly the Company performed a quantitative assessment of Goodwill as of the last day of the third quarter of 2025. We determined the fair values of the reporting units by equally weighting a discounted cash flow approach and market valuation approach. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. Based upon the results of the quantitative impairment test, the Company determined the carrying value of each of the Prevention & Recovery and Reconstructive reporting units exceeded their fair values as of October 3, 2025. As a result, the Company recognized a non-cash goodwill impairment charge of $540.8 million in the quarter ended October 3, 2025 ($222.3 million for the P&R reporting unit and $318.6 million for the Reconstructive reporting unit).

Based upon a further continued sustained decline in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of our reporting units, the Company performed a quantitative assessment of Goodwill as of the last day of the fourth quarter of 2025. Based on the results of the quantitative impairment test, the Company determined the carrying value of the Reconstructive and Prevention & Recovery reporting units exceeded their fair values as of December 31, 2025. In order to align each reporting unit’s fair value model with the Company’s overall market capitalization, the Company reduced long-term cash flow projections, reduced market multiples to the low end of acceptable ranges, and increased the weighted average cost of capital. As a result, the Company recognized a non-cash goodwill impairment charge of $501.0 million ($157.6 million for the Prevention & Recovery reporting unit and $343.4 million for the Reconstructive reporting unit).

A further sustained decline in our share price and market capitalization, future cash flows, end-markets and/or geographic markets could result in additional impairment charges that could materially affect our financial statements in any given year. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment.

For the years ended December 31, 2024, the Company recognized a non-cash Goodwill impairment charge of $645.0 million ($315.0 million for the P&R reporting unit and $330.0 million for the Recon reporting unit) in connection with our annual impairment.

As of December 31, 2025, including the charges from the year ended December 31, 2024, the accumulated non-cash goodwill impairment loss is $1.7 billion ($694.8 million for the Prevention and Recovery reporting unit and $992.0 million for the Reconstructive reporting unit). See Note 9 “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for the table summarizing the activity in Goodwill.

For the year ended December 31, 2023, the Company performed a quantitative assessment of Goodwill for each of the Reconstructive and Prevention & Recovery reporting units as part of our annual impairment testing on the first day of the fourth quarter, both of which indicated no impairment existed.

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

Accounting Standards Codification 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for a position taken in a tax return. Under this standard, we must presume the income tax position will be examined by a relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination based on its technical merits. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of the benefit to be recognized in the financial statements. Liabilities for unrecognized income tax benefits are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits and, if applicable, the conclusion of any court proceedings. To the extent we prevail in matters for which liabilities for unrecognized tax benefits have been established or are required to pay amounts in excess of our liabilities for unrecognized tax benefits, our effective income tax rate in a given period could be materially affected. We recognize interest and penalties related to unrecognized tax benefits in the Consolidated Statements of Operations as part of Income tax expense. Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $33.4 million as of December 31, 2025 and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

Revenue Recognition

We account for revenue in accordance with Topic 606, “Revenue from Contracts with Customers.” We recognize revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for transferring the goods or services. The nature of our contracts gives rise to certain types of variable consideration, including rebates and other discounts. We include estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved. Additionally, related to sales of our medical device products and services, we maintain provisions for estimated contractual allowances for reimbursement amounts from certain third-party payors based on negotiated contracts, historical experience for non-contracted payors, and the impact of new contract terms or modifications of existing arrangements with these customers. We report these allowances as a reduction to Net sales in the same period that the sales are recognized.

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

Trade receivables are presented net of an allowance for credit losses under ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $25.6 million and $24.5 million as of December 31, 2025 and 2024, respectively.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on certain borrowing arrangements. Certain borrowings as of December 31, 2025 are variable rate facilities based on Secured Overnight Financing Rate (“SOFR”). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in the interest rate of 1.00% during 2025 would have increased Interest expense on our variable-rate debt by approximately $9.2 million.

Exchange Rate Risk

We have manufacturing sites outside the U.S. in North America, Europe, Africa, and Asia and sell our products internationally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2025, approximately 42% of our sales were derived from operations outside the U.S. We also have manufacturing operations in European countries that are not part of the Eurozone. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we may enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. We have the ability to borrow in foreign currencies under our Credit Facility. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2025 would result in a reduction in Equity of approximately $221.6 million.

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
We have audited Enovis Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enovis Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index 15(A)(2) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Enovis Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enovis Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Goodwill Impairment
Description of the Matter
At December 31, 2025, the Company’s goodwill allocated to the Prevention & Recovery reporting unit and Reconstructive reporting unit was $401 million and $317 million, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill is not amortized, but rather is subject to an annual impairment test, or more frequent tests if events and circumstances indicate an impairment exists. During the third and fourth quarters of 2025, the Company identified an impairment indicator associated with a sustained decrease in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of both reporting units. The Company performed an interim quantitative goodwill impairment test as of the last day of the third quarter and recorded a goodwill impairment charge of $222 million and $319 million related to the Prevention & Recovery and Reconstructive reporting units, respectively. The Company also performed a quantitative goodwill impairment test as of December 31, 2025 and recorded a goodwill impairment charge of $158 million and $343 million related to the Prevention & Recovery and Reconstructive reporting units, respectively.

Auditing the Company's goodwill impairment tests was complex and highly judgmental due to the significant estimation required by management to determine the fair value of the Prevention & Recovery and Reconstructive reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rates, market multiples, projected revenues and projected operating income metrics that are forward-looking and affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its goodwill impairment testing process, including controls over management’s review of the significant assumptions described above. We also tested management’s controls over the completeness and accuracy of the data used in the models.
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
Philadelphia, Pennsylvania
February 26, 2026

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2025	2024	2023

Net sales	$2,248,049	$2,107,623	$1,707,197
Cost of sales	902,789	926,867	716,418
Gross profit	1,345,260	1,180,756	990,779
Selling, general and administrative expense	1,070,151	1,027,354	830,305
Research and development expense	120,332	91,298	75,331
Amortization of acquired intangibles	173,646	165,533	133,517
Purchase of royalty interest	45,818	—	—
Restructuring and other charges	9,790	27,290	17,335
Goodwill impairment charge	1,049,751	645,000	—
Operating loss	(1,124,228)	(775,719)	(65,709)
Interest expense, net	34,823	57,100	19,749
Debt extinguishment charges	—	—	7,333
Other (income) expense, net	367	(9,895)	(25,663)
Loss from continuing operations before income taxes	(1,159,418)	(822,924)	(67,128)
Income tax expense (benefit)	22,293	4,492	(13,289)
Net loss from continuing operations	(1,181,711)	(827,416)	(53,839)
Income (loss) from discontinued operations, net of taxes	(1,909)	2,601	21,108
Net loss	(1,183,620)	(824,815)	(32,731)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	820	679	530
Net loss attributable to Enovis Corporation	$(1,184,440)	$(825,494)	$(33,261)
Net income (loss) per share - basic and diluted
Continuing operations	$(20.72)	$(14.98)	$(1.00)
Discontinued operations	$(0.03)	$0.05	$0.39
Consolidated operations	$(20.75)	$(14.93)	$(0.61)

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2025	2024	2023
Net loss	$(1,183,620)	$(824,815)	$(32,731)
Other comprehensive income (loss):
Foreign currency translation	196,726	(112,434)	66,513
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $36, $1,869 and $(8,795)	(159,932)	6,198	(27,943)
Changes in unrecognized pension, net of tax expense (benefit) of $916, $(624) and $(1,343)	4,897	5,285	(8,052)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension net actuarial gain (loss), net of tax expense (benefit) of $(1,134), $224 and $(356)	(4,654)	(1,266)	(1,976)
Reclassification of hedging gain (loss), net of tax expense (benefit) of $—, $(308), and $22	(271)	(965)	70
Other comprehensive income (loss)	36,766	(103,182)	28,612
Comprehensive loss	(1,146,854)	(927,997)	(4,119)
Less: comprehensive income (loss) attributable to noncontrolling interest	(47)	(71)	593
Comprehensive loss attributable to Enovis Corporation	$(1,146,807)	$(927,926)	$(4,712)

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,389	$48,167
Trade receivables, less allowance for credit losses of $25,609 and $24,466	442,786	407,031
Inventories, net	584,379	547,120
Prepaid expenses	42,283	36,246
Other current assets	101,222	107,882
Total current assets	1,207,059	1,146,446
Property, plant and equipment, net	507,063	404,500
Goodwill	718,299	1,692,709
Intangible assets, net	1,236,713	1,317,429
Lease asset - right of use	72,256	68,915
Other assets	93,347	88,778
Total assets	$3,834,737	$4,718,777

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,000	$20,027
Accounts payable	187,531	179,098
Accrued liabilities	375,943	329,873
Total current liabilities	598,474	528,998
Long-term debt, less current portion	1,261,793	1,309,473
Non-current lease liability	58,000	52,461
Other liabilities	424,568	263,516
Total liabilities	2,342,835	2,154,448
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 57,194,781 and 55,876,517 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	3,048,414	2,973,121
Accumulated deficit	(1,467,463)	(283,023)
Accumulated other comprehensive loss	(91,363)	(127,892)
Total Enovis Corporation equity	1,489,645	2,562,262
Noncontrolling interest	2,257	2,067
Total equity	1,491,902	2,564,329
Total liabilities and equity	$3,834,737	$4,718,777

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts and as noted

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2023	54,228,619	$54	$2,925,729	$575,732	$(53,430)	$1,716	$3,449,801
Net income (loss)	—	—	—	(33,261)	—	530	(32,731)
Other comprehensive income, net of tax benefit of $10,472	—	—	—	—	28,549	63	28,612
ESAB Separation adjustment	—	—	1,140	—	—	—	1,140
Payment of capped call transactions	—	—	(61,962)	—	—	—	(61,962)
Common stock-based award activity	368,523	1	35,840	—	—	—	35,841
Balance at December 31, 2023	54,597,142	55	2,900,747	542,471	(24,881)	2,309	3,420,701
Net income (loss)	—	—	—	(825,494)	—	679	(824,815)
Distributions to noncontrolling owners	—	—	—	—	—	(750)	(750)
Payments of tax withholding for stock-based awards	—	—	(4,772)	—	—	—	(4,772)
Other comprehensive income, net of tax expense of $1,161	—	—	—	—	(103,011)	(171)	(103,182)
Common stock issued for acquisition	971,343	1	45,574	—	—	—	45,575
Common stock-based award activity	308,032	—	31,572	—	—	—	31,572
Balance at December 31, 2024	55,876,517	56	2,973,121	(283,023)	(127,892)	2,067	2,564,329
Net income (loss)	—	—	—	(1,184,440)	—	820	(1,183,620)
Distributions to noncontrolling owners	—	—	—	—	—	(867)	(867)
Payments of tax withholding for stock-based awards	—	—	(3,504)	—	—	—	(3,504)
Other comprehensive loss, net of tax benefit of $182	—	—	—	—	36,529	237	36,766
Common stock issued for acquisition	971,343	1	44,409	—	—	—	44,410
Common stock-based award activity	346,921	—	34,388	—	—	—	34,388
Balance at December 31, 2025	57,194,781	$57	$3,048,414	$(1,467,463)	$(91,363)	$2,257	$1,491,902

See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(1,183,620)	$(824,815)	$(32,731)
Adjustments to reconcile net loss to net operating cash flows:
Goodwill and asset impairment	1,049,751	650,308	—
Depreciation and amortization	294,378	284,796	217,109
Stock-based compensation expense	32,922	29,662	34,065
Non-cash interest expense	7,378	5,274	2,742
Fair value gain on contingency shares	1,787	(20,117)	—
Unrealized loss (gain) on currency hedges	—	11,123	(24,311)
Debt extinguishment charges	—	—	7,333
Deferred income tax expense (benefit)	(2,226)	(10,016)	(27,412)
(Gain) loss on sale of property, plant and equipment	1,458	1,218	(14,539)
Changes in operating assets and liabilities:
Trade receivables, net	(10,752)	(57,051)	(16,316)
Inventories, net	(11,981)	39,071	(24,737)
Accounts payable	(1,137)	13,982	(6,638)
Other operating assets and liabilities	39,335	(9,931)	20,423
Net cash provided by operating activities	217,293	113,504	134,988
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(197,376)	(180,714)	(122,223)
Proceeds from sale of property, plant and equipment	—	—	32,571
Payments for acquisitions, net of cash received, and investments	(26,859)	(769,914)	(152,815)
Proceeds from sale of business, net	43,263	—	—
Cash received (paid) for settlement of derivative	1,601	(4,845)	—
Net cash used in investing activities	(179,371)	(955,473)	(242,467)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	335,000	400,000	—
Repayments of borrowings under term credit facility	(23,750)	(20,000)	(219,468)
Proceeds from borrowings on revolving credit facilities and other	209,000	992,000	455,000
Repayments of borrowings on revolving credit facilities and other	(557,175)	(512,773)	(478,337)
Proceeds from borrowings on senior unsecured convertible notes	—	—	460,000
Payment of debt issuance costs	(6,674)	(703)	(25,676)
Proceeds from issuance of common stock, net	1,318	1,874	1,776
Payment of capped call transactions	—	—	(61,962)
Payments of tax withholding for stock-based awards	(3,504)	(4,772)	—
Deferred consideration payments and other	(6,615)	(8,805)	(3,536)
Net cash provided by (used in) financing activities	(52,400)	846,821	127,797
Effect of foreign exchange rates on Cash and cash equivalents	2,700	(1,517)	219
Increase (decrease) in Cash and cash equivalents and restricted cash	(11,778)	3,335	20,537
Cash and cash equivalents and restricted cash, beginning of period	48,167	44,832	24,295
Cash and cash equivalents and restricted cash, end of period	$36,389	$48,167	$44,832
Supplemental disclosures:
Interest payments	$27,445	$51,826	$16,328
Income tax payments, net	$18,379	$10,798	$12,515
Common stock issued for acquisition, net of issuance costs	$44,410	$45,575	$—
See Notes to Consolidated Financial Statements.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Enovis Corporation (the “Company” or “Enovis”) is an innovation-driven medical technology growth company dedicated to developing clinically differentiated solutions that generate measurably better patient outcomes and transform workflows. The Company conducts its business through two operating segments, “Prevention & Recovery” and “Reconstructive.” The Prevention & Recovery segment provides orthopedic and recovery science solutions, including devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery, injury, or from degenerative disease. The Reconstructive segment provides surgical implant solutions, offering a comprehensive suite of reconstructive joint products for the hip, knee, shoulder, elbow, foot and ankle, along with surgical productivity tools.

On January 3, 2024, the Company completed the acquisition of LimaCorporate S.p.A. (“Lima”) from Emil Holding II S.à.r.l (“Seller”). Pursuant to the terms of the Share Purchase Agreement with the Seller, dated September 22, 2023, the Company acquired all of the issued and outstanding share capital of Lima from the Seller. The Company financed the acquisition of Lima with proceeds from a term loan under the credit agreement and its previously completed offering of 3.875% convertible senior notes due 2028. See Note 5 “Acquisitions and Divestitures” and Note 13 “Debt” for further information.

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

Prior to rebranding the Company’s specialty medical technology business as Enovis in 2022, the Company was also a leading diversified industrial technology company that provided air and gas handling and fabrication technology products. The Company sold its air & gas handling business in 2019 and completed the separation of its fabrication technology business into a into an independent, publicly traded company (ESAB) in 2022 (the “Separation”). The accompanying Consolidated Financial Statements include the following in discontinued operations: (1) the release of uncertain tax positions, charges related to the indemnity receivable from ESAB, and certain divestiture-related expenses in conjunction with the Separation, and (2) divestiture-related expenses and gain on disposal from the sale of a retained facility from the air and handling divestiture in 2023. See Note 4 “Discontinued Operations” for further information.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2025, the Company held investments of $21.4 million in privately held companies without readily determinable fair values, the majority of which are within the Prevention & Recovery operating segment. One investment is accounted for under the equity method of accounting. For the years ended December 31, 2025 and 2024, the Company’s share of the loss of the equity method investment was $0.6 million. The other investments represent minority ownership interests and are accounted for under the cost method. The Company accounts for investments as a noncurrent asset within Other assets in the Consolidated Financial Statements as the Company does not have the intent and ability to sell such assets within the next twelve months.

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

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods or services. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent the Company’s best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved. Additionally, the Company maintains provisions for estimated contractual allowances for reimbursement amounts from certain third-party payors based on negotiated contracts, historical experience for non-contracted payors, and the impact of new contract terms or modifications of existing arrangements with these customers. These allowances are recorded as a reduction to Net sales in the same period that the sales are recognized.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through entering into either assignment or licensing agreements. The Company maintains contractual relationships with orthopedic surgeons who assist in developing products and may also provide consulting services in connection with product research and development.

Interest Expense, Net

Interest expense, net includes interest income of $0.9 million, $0.6 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, primarily associated with interest-bearing deposits of certain foreign subsidiaries. The Company has synthetic debt cross-currency swap agreements since April 2023 to hedge its net investment in its Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. The Company receives fixed-rate amounts from the counterparties in exchange for the Company making foreign-currency fixed-rate interest payments over the life of the agreements. During the years ended December 31, 2025, 2024 and 2023, the Company received interest income on its cross-currency swap agreements of $48.0 million, and $32.5 million, and $7.3 million, respectively, which is included within Interest expense, net in the Consolidated Statements of Operations. See Note 17 “Financial Instruments and Fair Value Measurements” for further information on the cross-currency swap agreement.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Consolidated Balance Sheets. There were no restricted cash balances as of December 31, 2025 and 2024. The balance in restricted cash as of December 31, 2023 was related to the acquisition of Precision AI which closed in the fourth quarter of 2023 and was fully released to the seller within one year of the acquisition date upon completion of three milestones. See Note 5 “Acquisitions and Divestitures" for further information. When it is expected to be released within one year, restricted cash is presented as a component of Other current assets on the Consolidated Balance Sheets.

The following table summarizes the Company’s position in Cash and cash equivalents and restricted cash as presented in the Consolidated Statements of Cash Flows:

	December 31,
	2025	2024	2023
	(In thousands)
Cash and cash equivalents	$36,389	$48,167	$36,191
Restricted cash	—	—	8,641
Cash and cash equivalents and restricted cash	$36,389	$48,167	$44,832

Trade Receivables

Trade receivables are presented net of an allowance for credit losses in accordance with Topic 326, “Financial Instruments - Credit Losses.” The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Estimated credit losses are reviewed periodically by management.

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

ENOVIS CORPORATION
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

For the year ended December 31, 2025, the Company first identified an impairment indicator associated with a continued sustained decline in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of our reporting units in the third quarter of 2025. Accordingly, the Company performed a quantitative assessment of Goodwill as of the last day of the third quarter of 2025. The fair values of the reporting units were equally weighted a discounted cash flow approach and market valuation approach. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. These fair value estimates were based on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain.

Based upon the results of the quantitative impairment test, the Company determined the carrying value of each of the Prevention & Recovery and Reconstructive reporting units exceeded their fair values as of October 3, 2025. As a result, the Company recognized a non-cash goodwill impairment charge of $540.8 million in the quarter ended October 3, 2025 ($222.3 million for the P&R reporting unit and $318.6 million for the Reconstructive reporting unit).

Based upon a further continued sustained decline in the Company’s publicly quoted share price and market capitalization, relative to the carrying value of our reporting units, the Company performed a quantitative assessment of Goodwill as of the last day of the fourth quarter of 2025. Based on the results of the quantitative impairment test, the Company determined the carrying value of the Reconstructive and Prevention & Recovery reporting units exceeded their fair values as of December 31, 2025. In order to align each reporting unit’s fair value model with the Company’s overall market capitalization, the Company reduced long-term cash flow projections, reduced market multiples to the low end of acceptable ranges, and increased the weighted

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average cost of capital. As a result, the Company recognized a non-cash goodwill impairment charge of $501.0 million ($157.6 million for the Prevention & Recovery reporting unit and $343.4 million for the Reconstructive reporting unit).

A further sustained decline in our share price and market capitalization, future cash flows, end-markets and/or geographic markets could result in additional impairment charges that could materially affect our financial statements in any given year. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment.

For the years ended December 31, 2024, the Company recognized a non-cash Goodwill impairment charge of $645.0 million ($315.0 million for the P&R reporting unit and $330.0 million for the Recon reporting unit) in connection with our annual impairment.

As of December 31, 2025, including the charges from the year ended December 31, 2024, the accumulated non-cash goodwill impairment loss is $1.7 billion ($767.9 million for the Prevention and Recovery reporting unit and $924.8 million for the Reconstructive reporting unit). See Note 9 “Goodwill and Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for the table summarizing the activity in Goodwill.

For the year ended December 31, 2023, the Company performed a quantitative assessment of Goodwill for each of the Reconstructive and Prevention & Recovery reporting units as part of our annual impairment testing on the first day of the fourth quarter, both of which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. Intangible assets are being amortized on a straight-line basis over their estimated useful lives, which approximates the period of benefit. The useful life of intangible asset as of December 31, 2025 range from three to twenty years with the largest asset groups of Acquired Technology, Acquired Customer Lists, and Acquired Trade Names having weighted-average useful life assignments of 14, 12, and 20 years, respectively.

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

The Company evaluated its long-lived assets and finite-lived intangibles assets for recoverability in conjunction with the Goodwill impairment trigger event, the sustained decrease in the Company’s publicly quoted share price. Before assessing Goodwill for impairment, the Company concluded its long-lived assets and finite-lived intangible were recoverable. The Company did not record any asset impairment charges during the years ended December 31, 2025, 2024 and 2023.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognized net foreign currency transaction gains of $2.0 million in the year ended December 31, 2025 and losses of $3.5 million and $2.7 million in the years ended December 31, 2024 and 2023, respectively, in Selling, general and administrative expense in the Consolidated Statements of Operations.

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

3. Recently Issued Accounting Pronouncements

The Company evaluates the adoption impacts of recently issued accounting pronouncements as well as material updates to previous pronouncements on the Company’s Consolidated Financial Statements. Typically, recently issued standards do not require adoption until a future effective date. Listed below are the applicable new accounting standards adopted by the Company in 2025 and the recently issued standards currently being evaluated.

Adopted Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments require public business entities to disclose additional information in specified categories within the income tax rate reconciliation and greater detail about individual reconciling items to the extent the impact of those items exceeds a specified threshold. Additionally, the amendments require disclosure of income taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments further require disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The adoption did not have a material impact on the Company’s Consolidated Financial Statements but did require updates to the presentation of certain information for the Company’s income tax disclosures. See Note 8 “Income Taxes” for further information.

Standards to be Implemented

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU clarify the requirements for certain categories of expenses included in expense line items on the face of the income statement to be disclosed in a disaggregated manner in the notes to the financial statements. In addition, the update requires that the entity disclose both the total amount of selling expenses reported and how it defines selling expenses. Update No. 2024-03 is effective, as clarified by ASU No. 2025-01, for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify the requirements for determining induced conversion treatment in certain situations of the early settlement of convertible debt instruments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all consideration (in form and amount) issuable under the conversion privileges provided in the terms of the existing instrument. Update No. 2024-04 is effective for all annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment simplifies the guidance in ASC 326 related to the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This update allows entities to elect a practical expedient, which permits the assumption that the current conditions as of the balance sheet date remain unchanged for the remaining life of the asset in the development of a reasonable and supportable forecast. Update No. 2025-05 is effective for all annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2025, the FASB issued ASU 2025-09 — Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This updates certain aspects of hedge accounting guidance to better reflect an entity’s risk management activities in its financial statements. Also, the guidance simplifies the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the debt’s interest rate index or tenor. Update No. 2025-09 is effective for all annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements. In December 2025, the FASB issued ASU 2025-12 — Codification Improvements. This issuance impacts multiple topics in order to clarify, correct errors, or make other improvements to the Codification. Initially, the only topic relevant to the Company is “Issue 4: Clarify the Calculation of Earnings per Share When a Loss from Continuing Operations Exists,” which will be reviewed further along with other issues in the update. Update No. 2025-12 is effective for all annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

4. Discontinued Operations

Summary of Items Treated as Discontinued Operations

Income (loss) from discontinued operations, net of taxes includes: (1) the release of uncertain tax positions, charges related to the indemnity receivable from ESAB, and certain divestiture-related expenses in conjunction with the Separation, and (2) divestiture-related expenses and gain on disposal from the sale of a retained facility from the air and handling divestiture in 2023.

Items Related to the former Air and Gas Handling Business

The Company sold its air & gas handling business in 2019 but retained an interest in a facility not used in operations and incurred divestiture-related expenses for maintenance, cost to sell the facility, and related professional and legal fees. In the third quarter of 2023, the Company sold its retained interest in the facility and recorded a gain of $15.5 million. Accordingly, the accompanying Consolidated Financial Statements reflect the gain on disposal and the divestiture-related expenses for the year ended December 31, 2023 as discontinued operations.

The following table presents further detail into the financial results from discontinued operations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gain on disposal of facility	$—	$—	$(15,517)
Divestiture-related expenses and other	1,118	2,647	4,387
Income (loss) from discontinued operations before income taxes	(1,118)	(2,647)	11,130
Income tax (benefit) expense	791	(5,248)	(9,978)
Income (loss) from discontinued operations, net of taxes	$(1,909)	$2,601	$21,108

The following table presents amounts in the Consolidated Statements of Cash Flows from discontinued operations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash used in operating activities	$444	$146	$1,970
Cash provided by investing activities	$—	$—	$33,264

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Acquisitions and Divestitures

2025 Acquisitions

In 2025, the Company completed five business combinations and two asset acquisitions of intellectual property for total consideration of $36.9 million, including deferred and estimated contingent consideration. The business combinations include two P&R businesses and three Recon distributors, and the intellectual property asset acquisitions include one in each segment.

For the transactions in P&R completed during the year ended December 31, 2025, the Company (i) paid a total of $7.8 million, net of cash received, and recorded estimated contingent consideration for future expected payments of $1.9 million for the acquisition of two businesses, and (ii) paid a total of $6.5 million in cash and recorded a $8.3 million liability for deferred payments for an asset acquisition of intellectual property. The transactions added complementary product offerings to the P&R segment.

For the transactions in Recon completed during the year ended December 31, 2025, the Company (i) paid a total of $9.7 million, net of cash received, and recorded estimated contingent consideration for future expected payments of $1.0 million for three business combinations of distributors, and (ii) paid $1.5 million in cash for an asset acquisition of intellectual property. The transactions expanded distribution partners for the Company’s surgical implant products in Europe and added a complementary surgical product technology.

The business combinations acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition dates. The Company recorded approximately $20.7 million in definite-lived intangible assets associated with the business combinations acquisitions. The accounting for these business combinations have been finalized, and the assets and liabilities acquired are no longer subject to adjustment. The intellectual property acquisitions are accounted for as asset acquisitions. The Company also recorded an additional $16.3 million in definite-lived intangible assets associated with its asset acquisitions.

2025 Divestiture

On October 7, 2025, the Company completed the divestiture of the Dr Comfort Footcare Solutions product line of the Company’s P&R segment to Promus Equity Partners in an asset transaction that included inventory, machinery and equipment, and intangible assets for consideration of up to $60.0 million in cash, consisting of an upfront payment of $45.0 million and up to $15.0 million payable in the future upon the achievement of certain milestones (the “Dr Comfort Divestiture”). The intangibles include all trademarks and technology of Dr Comfort as well as U.S. customer relationships. The Dr Comfort Divestiture does not represent a strategic shift that has a major effect on the Company’s operations and financial results and is therefore not presented as a discontinued operation.

Management allocated approximately $18.8 million of the total P&R goodwill to Dr Comfort. The Company recognized an impairment loss of $7.9 million on the net assets sold, which was reflected within Goodwill impairment charge on the Consolidated Statements of Operations. The cash proceeds received, net of cost to sell was $43.3 million, which is reflected within Proceeds from sale of business, net on the Consolidated Statements of Cash Flows.

The following summarizes the final assets and liabilities divested:

October 3, 2025
(In thousands)
NET ASSETS DIVESTED
Inventories, net	$13,741
Property, plant, and equipment, net	920
Lease asset - right of use	1,429
Goodwill (1)	11,228
Intangible assets, net	17,370
Less: Lease liabilities	(1,425)
Proceeds from sale of business, net	$43,263
(1) This represents the remaining goodwill balance as of October 3, 2025 after the impairment charge.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lima Acquisition in 2024

On January 3, 2024, the Company acquired LimaCorporate S.p.A. (“Lima”), a privately held global orthopedic company focused on restoring motion through digital innovation and customized hardware, at an enterprise value of €800 million (the “Lima Acquisition”), consisting of (i) approximately €700 million in cash consideration, which includes repayment of certain indebtedness, to be paid at closing, and (ii) 1,942,686 shares of common stock of Enovis valued at approximately €100 million based on the 30-day volume weighted average price of the Company’s common stock as of the close of business day on September 21, 2023 (the “Contingent Acquisition Shares”). The Contingent Acquisition Shares were issuable in two equal tranches within six and twelve months of the acquisition date upon non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024 and the second tranche of Contingent Acquisition Shares was issued on January 15, 2025. The cash paid for acquisition was $757.7 million, net of acquired cash. The initial fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, which was recorded in Accrued liabilities, was adjusted to fair value each reporting period with the adjustment reflected in Other income (expense), net in the Consolidated Statement of Operations. The Contingent Acquisition Shares liability was $0.0 million and $42.6 million, as of December 31, 2025 and 2024, respectively. The fair value adjustments resulted in a loss of $1.8 million for the year ended December 31, 2025 and a gain of $20.1 million for the year ended December 31, 2024.

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

The Lima Acquisition was accounted for as a business combination using the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the date of acquisition. The following unaudited proforma financial information presents Enovis’s consolidated financial information assuming the acquisition had taken place on January 1, 2023. These amounts are presented in accordance with GAAP, consistent with the Company’s accounting policies.

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Net Sales	$2,248,049	$2,107,623	$2,003,068
Net loss from continuing operations attributable to Enovis	(1,170,448)	(807,388)	(171,619)

Other 2024 Acquisitions

In 2024, the Company also completed one asset acquisition in its Reconstructive segment and one business acquisition in its Prevention & Recovery segment for aggregate purchase consideration of $4.0 million.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$486,240	$469,315	$456,129
U.S. Other P&R	271,635	270,740	269,826
International P&R	379,093	357,902	350,821
Total Prevention & Recovery	1,136,968	1,097,957	1,076,776
Reconstructive:
U.S. Reconstructive	537,458	505,621	426,405
International Reconstructive	573,623	504,045	204,016
Total Reconstructive	1,111,081	1,009,666	630,421
Total	$2,248,049	$2,107,623	$1,707,197

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2025
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$24,466	$3,030	$(3,174)	$1,287	$25,609

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(1,182,531)	$(828,095)	$(54,369)
Weighted-average shares of Common stock outstanding – basic	57,068,626	55,280,647	54,494,823
Net income (loss) per share from continuing operations – basic	$(20.72)	$(14.98)	$(1.00)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(1,182,531)	$(828,095)	$(54,369)
Weighted-average shares of Common stock outstanding – basic	57,068,626	55,280,647	54,494,823
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—
Weighted-average shares of Common stock outstanding – diluted	57,068,626	55,280,647	54,494,823
Net income (loss) per share from continuing operations – diluted	$(20.72)	$(14.98)	$(1.00)
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less the net income attributable to noncontrolling interest from continuing operations, net of taxes.

The weighted-average computation of the dilutive effect of potentially issuable shares of common stock under the treasury stock method for the years ended December 31, 2025, 2024 and 2023 excludes 2.0 million, 1.4 million, and 1.2 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

Loss from continuing operations before income taxes and Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Income (loss) from continuing operations before income taxes:
Domestic operations	$(726,211)	$(828,834)	$(114,700)
Foreign operations	(433,207)	5,910	47,572
	$(1,159,418)	$(822,924)	$(67,128)
Income tax expense (benefit):
Current:
Federal	$212	$3,114	$949
State	2,140	2,222	4,177
Foreign	22,167	9,172	8,997
	$24,519	$14,508	$14,123
Deferred:
Domestic operations	$(3,792)	$1,787	$(22,866)
Foreign operations	1,566	(11,803)	(4,546)
	(2,226)	(10,016)	(27,412)
	$22,293	$4,492	$(13,289)

See Note 4 “Discontinued Operations” for Income (loss) from discontinued operations and related income taxes.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Income tax expense (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31, 2025
	Amount	Percentage
	(In thousands)
Income tax expense at the U.S. Federal statutory tax rate	$(243,478)	21.0%
State and local income taxes, net of Federal income tax effect (1)	2,340	(0.2)%
Foreign tax effects:
Australia
Goodwill impairment	2,790	(0.2)%
Other	(1,262)	0.1%
France
Goodwill impairment	2,992	(0.3)%
Other	228	—%
Germany
Statutory tax rate difference	(1,046)	0.1%
Effect of changes in tax laws	4,710	(0.4)%
Foreign exchange impact	(2,410)	0.2%
Other	(16)	—%
Italy
Statutory tax rate difference	(6,151)	0.5%
Goodwill impairment	50,175	(4.3)%
Other	754	(0.1)%
Mexico
Changes in valuation allowances	3,127	(0.3)%
Other	511	—%
Switzerland
Statutory tax rate difference	31,506	(2.7)%
Subnational tax effects	1,535	(0.1)%
Goodwill impairment	8,993	(0.8)%
Foreign exchange impact	1,674	(0.1)%
Changes in valuation allowances	13,771	(1.2)%
Other	(141)	—%
Other foreign jurisdictions	3,304	(0.3)%
Effect of cross-border tax laws:
Global intangible low-taxed income	6,702	(0.6)%
Other	1,514	(0.1)%
Tax credit:
Research and development tax credits	(3,687)	0.3%
Changes in valuation allowances	25,653	(2.2)%
Nontaxable or nondeductible items:
Non-deductible employee compensation	5,346	(0.5)%
Goodwill impairment	107,963	(9.3)%
Gain/Loss on disposition of business	2,290	(0.2)%
Other	644	(0.1)%
Changes in unrecognized tax benefits	1,962	(0.2)%
Income tax expense	$22,293	(1.9)%
(1) The tax effect in this category primarily reflects state and local taxes in Alabama, California, Florida, Georgia, Illinois, Indiana, Massachusetts, New York, Pennsylvania, and Tennessee.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2024		2023
	(In thousands)
	Amount	Percentage	Amount	Percentage
Taxes calculated at the U.S. federal statutory rate	$(172,814)	21.0%	$(14,097)	21.0%
State taxes	(6,724)	0.8%	(1,835)	2.7%
Effect of tax rates on international operations	(6,354)	0.8%	(3,053)	4.5%
Changes in valuation allowance	52,815	(6.4)%	4,646	(6.9)%
Changes in tax reserves	565	(0.1)%	(2,182)	3.3%
Research and development tax credits	(5,414)	0.7%	(4,499)	6.7%
Net items not deductible (taxable)	1,908	(0.2)%	(1,478)	2.2%
U.S. tax on international operations	1,318	(0.2)%	2,789	(4.2)%
Non-includable transaction-related activities	(1,679)	0.2%	840	(1.3)%
Non-deductible employee compensation	5,502	(0.7)%	5,232	(7.8)%
Goodwill impairment	135,450	(16.5)%	—	—%
Other	(81)	—%	348	(0.5)%
Income tax expense (benefit)	$4,492	(0.5)%	$(13,289)	19.8%

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

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Expenses currently not deductible	$37,854	$32,231
Net operating loss and interest expense limitation carryforward	139,902	151,663
Tax credit carryforward	42,759	39,301
Depreciation and amortization	55,405	62,933
Inventory reserves and capitalization	33,055	25,805
Capitalized R&D expenditures	58,102	47,527
Cross-currency swap	45,438	5,110
Non-current lease liability	20,348	18,752
Other	9,924	5,754
Valuation allowance	(226,857)	(156,443)
Deferred tax assets, net	215,930	232,633
Deferred tax liabilities:
Depreciation and amortization	(263,586)	(275,554)
Inventory reserves and capitalization	(3,270)	—
Other	(5,653)	—
Lease asset - right of use	(19,187)	(18,022)
Total deferred tax liabilities	(291,696)	(293,576)
Total deferred tax liabilities, net	$(75,766)	$(60,943)

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies all deferred tax assets, deferred tax liabilities and valuation allowances as non-current on the balance sheet, recorded as a net asset or net liability on a jurisdictional basis. At December 31, 2025, the Company’s $75.8 million net deferred tax liability is recorded on the balance sheet with $26.9 million as a component of Other Assets and $102.7 million as a component of Other Liabilities.

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2025, the valuation allowance increased from $156.4 million to $226.9 million with a net increase of $27.2 million recognized in Income tax expense (benefit), a $39.0 million increase related to unrealized loss on hedging activities, and a $4.2 million increase related to changes in foreign currency rates. Consideration was given to tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis.

The Company has $14.1 million of U.S. net operating losses expiring in years 2026 through 2045, $9.6 million of net operating losses that may be carried forward indefinitely and U.S. interest limitation carryforward of $53.6 million that may be carried forward indefinitely. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. As of December 31, 2025, the Company had $18.2 million foreign net operating loss carryforwards primarily in Germany, Switzerland, Brazil, Japan, and the United Kingdom that may be subject to local tax limitations including changes in ownership. The foreign net operating losses can be carried forward indefinitely, except $5.4 million of net operating losses in Switzerland and Japan expiring between 2029 and 2031. The company has $44.4 million of foreign interest limitation carryforward primarily in Italy and Germany, that may be carried forward indefinitely.

The Company has U.S. foreign tax and R&D tax credits that may be used to offset U.S. tax in previous or future tax periods subject to Section 382 and other federal provisions. The Company’s $22.0 million foreign tax credit can be carried back one year and carried forward to tax years 2026 through 2035. The Company’s $16.7 million R&D credit can be carried back one year and carried forward to tax years 2026 through 2045. The Company has non-refundable R&D tax offsets of $4.1 million carrying forward indefinitely that that may be used to reduce Australian income tax in future periods.

The amounts of cash taxes paid, net of refunds are as follows:

Year Ended December 31, 2025
(In thousands)
Federal	$1,770
State	1,920
Foreign:
Barbados	2,530
France	3,167
Italy	2,630
Mexico	1,518
All Other Foreign	4,844
Income taxes paid, net of refund	$18,379

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

(In thousands)
Balance, January 1, 2023	$38,299
Acquisitions and divestitures	2,052
Addition for tax positions taken in prior periods	3,659
Addition for tax positions taken in the current period	2,251
Reductions related to settlements with taxing authorities	(125)
Reductions resulting from a lapse of applicable statute of limitations	(14,240)
Other, including the impact of foreign currency translation	230
Balance, December 31, 2023	32,126
Acquisitions and divestitures	—
Addition for tax positions taken in prior periods	1,086
Addition for tax positions taken in the current period	6,779
Reductions related to settlements with taxing authorities	—
Reductions resulting from a lapse of applicable statute of limitations	(7,876)
Other, including the impact of foreign currency translation	(679)
Balance, December 31, 2024	31,436
Addition for tax positions taken in prior periods	3,501
Addition for tax positions taken in the current period	764
Reductions related to settlements with taxing authorities	(1,876)
Reductions resulting from a lapse of applicable statute of limitations	(3,525)
Other, including the impact of foreign currency translation	680
Balance, December 31, 2025	$30,980

The Company is routinely examined by tax authorities around the world. Tax examinations remain in process in multiple countries, including but not limited to Germany, Spain, France, Tunisia, and the United States. The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. In the U.S., tax years dating back to 2008 remain subject to examination, due to tax attributes available to be carried forward to open or future tax years. With some exceptions, other major tax jurisdictions generally are not subject to tax examinations for years beginning before 2019.

The Company records interest and penalties on uncertain tax positions as a component of Income tax expense (benefit), which was $0.3 million, $(0.1) million, and $(2.0) million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, we had accrued $2.5 million and $3.0 million, respectively, of interest and penalties related to unrecognized tax benefits.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Goodwill and Intangible Assets

The following table summarizes the activity in Goodwill, by segment during the years ended December 31, 2025 and 2024:

	Prevention & Recovery	Reconstructive	Total
	(In thousands)
Balance, January 1, 2024	$1,101,495	$959,398	$2,060,893
Goodwill attributable to acquisitions (1)	—	320,375	320,375
Goodwill impairment	(315,000)	(330,000)	(645,000)
Impact of foreign currency translation	(18,633)	(24,926)	(43,559)
Balance, December 31, 2024	767,862	924,847	1,692,709
Goodwill attributable to divestiture (2)	(18,823)	—	(18,823)
Goodwill impairment	(379,833)	(662,006)	(1,041,839)
Impact of foreign currency translation	31,725	54,527	86,252
Balance, December 31, 2025	$400,931	$317,368	$718,299
(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5 “Acquisitions and Divestitures.”
(2) As a result of the Dr Comfort Divestiture, the Company allocated a portion of the P&R goodwill to the Dr Comfort assets. The divestiture was completed on October 7, 2025. Includes the impairment from the sale totaling $7.9 million, which is reflected within the Goodwill impairment charge on the Consolidated Statements of Operations. See Note 5 “Acquisitions and Divestitures” for further information.

The Company performed a quantitative impairment test as of December 31, 2025 and determined the carrying value of each of the P&R and Recon reporting units exceeded their fair value due to a sustained decrease in our publicly quoted share price and market capitalization relative to the carrying values. As a result, the Company recognized a non-cash Goodwill impairment charge of $501.0 million ($157.6 million for the P&R reporting unit and $343.4 million for the Recon reporting unit). The Company performed an interim quantitative impairment test as of October 3, 2025 and determined the carrying value of each of the Prevention & Recovery and Reconstructive reporting units exceeded their fair values. As a result, the Company recognized a non-cash goodwill impairment charge of $540.8 million in the quarter ended October 3, 2025 ($222.3 million for the P&R reporting unit and $318.6 million for the Recon reporting unit). Including the charges from the year ended December 31, 2024, the accumulated non-cash goodwill impairment loss is $1,686.8 million ($694.8 million for the Prevention & Recovery reporting unit and $992.0 million for the Recon reporting unit). See Note 2 “Summary of Significant Accounting Policies - Impairment of Goodwill and Indefinite-Lived Intangible Assets” for further information regarding impairment of Goodwill.

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	Year Ended December 31,
	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Definite-Lived Intangible Assets
Acquired customer relationships	$701,091	$(400,630)	$681,594	$(343,441)
Acquired technology	842,452	(319,201)	776,567	(246,292)
Acquired trade names	489,567	(141,087)	498,013	(121,687)
Software	108,558	(56,694)	102,887	(49,352)
Other intangible assets	35,311	(22,654)	32,081	(12,941)
	$2,176,979	$(940,266)	$2,091,142	$(773,713)

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to acquired intangible assets, including acquired customer relationships, acquired technology, and acquired trade names, are presented on the face of the Consolidated Statements of Operations. Other intangible assets amortization expense consists primarily of amortization of software intangibles and is recorded as a component of Selling, general, and administrative expense in the Consolidated Statements of Operations. Total amortization expense is $184.5 million, $172.2 million, and $140.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

See Note 2 “Summary of Significant Accounting Policies” for discussion regarding impairment of Intangible assets.

Expected Amortization Expense

The Company’s expected annual amortization expense for intangible assets for the next five years is as follows:

December 31, 2025
(In thousands)
2026	$182,538
2027	170,243
2028	132,629
2029	115,770
2030	106,982

10. Property, Plant and Equipment, Net

		Year Ended December 31,
	Depreciable Life	2025	2024
	(In years)	(In thousands)
Land	n/a	$8,264	$6,669
Buildings and improvements	5-40	94,403	67,142
Machinery and equipment	3-15	801,210	650,213
		903,877	724,024
Accumulated depreciation		(396,814)	(319,524)
		$507,063	$404,500

Depreciation expense for the years ended December 31, 2025, 2024 and 2023, was $109.9 million, $112.7 million and $76.9 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	Year Ended December 31,
	2025	2024
	(In thousands)
Raw materials	$120,634	$99,636
Work in process	54,895	49,996
Finished goods	497,568	483,582
	673,097	633,214
Less: Allowance for excess, slow-moving and obsolete inventory	(88,718)	(86,094)
	$584,379	$547,120

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

December 31, 2025
(In thousands)
Future lease payments by year:
2026	$24,742
2027	17,616
2028	13,394
2029	9,115
2030	7,533
Thereafter	24,944
Total	97,344
Less: present value discount	(14,602)
Present value of lease liabilities	$82,742

Weighted-average remaining lease term (in years):
Operating leases	6.60
Weighted-average discount rate:
Operating leases	5.1%

The Company’s operating leases extend for varying periods and, in some cases, contain renewal options that would extend the existing terms. During the years ended December 31, 2025, 2024 and 2023, the Company’s net rental expense related to operating leases was $23.5 million, $25.0 million, and $22.4 million respectively.

13. Debt

Long-term debt consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Term loan	$687,697	$377,345
Senior unsecured convertible notes	451,938	449,051
Revolving credit facilities and other	157,158	503,104
Total debt	1,296,793	1,329,500
Less: current portion	(35,000)	(20,027)
Long-term debt	$1,261,793	$1,309,473

Term Loan and Revolving Credit Facility

The Company’s credit agreement, which was amended on December 8, 2025, consists of a $1.1 billion revolving credit facility (the “Revolver”) with a December 8, 2030 maturity date and a $700 million term loan (the “Term Loan Facility”) (collectively, the “Credit Agreement”). The Revolver contains a $50 million swing line loan sub-facility. Certain U.S. subsidiaries of the Company guarantee the obligations under the Credit Agreement.

The Credit Agreement also contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 and (ii) a minimum interest coverage ratio of 3.00:1:00. Lastly, the Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Credit Agreement. As of December 31, 2025, the Company was in compliance with the covenants under the Credit Agreement.

The Term Loan Facility extended to the Company under the Credit Agreement, as amended was funded on December 8, 2025. A portion of the incremental borrowings under the Term Loan Facility were used to repay the outstanding principal balance under the Revolver of approximately $335 million. The Term Loan Facility requires quarterly principal repayments of $8.75 million and matures on December 8, 2030. Effective as of the date of consummation of the Lima Acquisition, (i) all facilities under the Credit Agreement (including the Term Loan Facility) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions.

As of December 31, 2025, the weighted-average interest rate of borrowings under the Credit Agreement was 5.23%, excluding accretion of original issue discount and deferred financing fees, and there was $943.0 million available on the Revolver.

Senior unsecured convertible notes and capped call option

On October 24, 2023, the Company issued $460 million aggregate principal amount of senior unsecured convertible notes in a private placement pursuant to Rule 144A (the “2028 Notes”) in conjunction with the financing of the Lima Acquisition. The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the year ended December 31, 2025, the interest expense on the 2028 Notes was $20.6 million, including $17.8 million based upon the coupon rate and $2.8 million from accretion of the discount.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $51.9 million were outstanding as of December 31, 2025.

Deferred Financing Fees

The Company has $5.5 million in deferred financing fees included in Other assets as of December 31, 2025. As of December 31, 2025, the Company has $11.6 million of original issue discount and other deferred issuance costs included as a reduction of long-term debt related to the Term Loan and the 2028 Notes.

Contractual Maturities

The contractual maturities of the Company’s debt are as follows:

December 31, 2025
(In thousands)
2026	$35,000
2027	35,000
2028	495,000
2029	35,000
2030	708,408
Total contractual maturities	1,308,408
Debt discount and deferred financing fees	(11,615)
Total debt	$1,296,793

14. Equity

Share Repurchase Program

In 2018,    the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s common stock have been made under this plan since the third quarter of 2018. As of December 31, 2025, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Income (Loss) Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities		Total
	(In thousands)
Balance at January 1, 2023	$12,207	$(65,637)	$—		$(53,430)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(8,052)	—	—		(8,052)
Foreign currency translation adjustment	2,829	63,621	—		66,450
Loss on hedge activity	—	—	(27,943)		(27,943)
Other comprehensive income (loss) before reclassifications	(5,223)	63,621	(27,943)		30,455
Amounts reclassified from Accumulated other comprehensive income (loss)	(1,976)	—	70		(1,906)
Net Other comprehensive income (loss)	(7,199)	63,621	(27,873)		28,549
Distribution of ESAB Corporation	—	—	—		—
Balance at December 31, 2023	5,008	(2,016)	(27,873)		(24,881)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	5,285	—	—		5,285
Foreign currency translation adjustment	(615)	(111,648)	—		(112,263)
Loss on hedge activity	—	—	6,198		6,198
Other comprehensive income (loss) before reclassifications	4,670	(111,648)	6,198		(100,780)
Amounts reclassified from Accumulated other comprehensive income (loss)	(1,266)	—	(965)		(2,231)
Net Other comprehensive income (loss)	3,404	(111,648)	5,233		(103,011)
Balance at December 31, 2024	$8,412	$(113,664)	$(22,640)	0	$(127,892)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	4,897	—	—		4,897
Foreign currency translation adjustment	1,201	195,288	—		196,489
Loss on hedge activity	—	—	(159,932)		(159,932)
Other comprehensive income (loss) before reclassifications	6,098	195,288	(159,932)		41,454
Amounts reclassified from Accumulated other comprehensive income (loss)	(4,654)	—	(271)		(4,925)
Net Other comprehensive income (loss)	1,444	195,288	(160,203)		36,529
Balance at December 31, 2025	9,856	81,624	(182,843)		(91,363)

.
During the years ended December 31, 2025, 2024 and 2023, Noncontrolling interest increased (decreased) by $0.2 million, $(0.2) million, and $0.1 million, respectively, as a result of Other comprehensive income, due to foreign currency translation adjustment.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s Consolidated Statements of Operations reflect the following amounts related to stock-based compensation:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Stock-based compensation expense	$32,922	$29,662	$34,065
Deferred tax benefit	1,161	1,421	2,813

As of December 31, 2025, the Company had $36.9 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 1.2 years. The intrinsic value of awards exercised or issued upon vesting was $15.4 million, $21.0 million, and $19.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Year Ended December 31,
	2025	2024	2023
Expected period that options will be outstanding (in years) (1)	—	—	4.72
Interest rate (based on U.S. Treasury yields at the time of grant)	—%	—%	4.05%
Volatility	—%	—%	48.54%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$—	$—	$26.36
(1) There were no options granted in 2025 and 2024.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s Stock options is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Outstanding at January 1, 2023	1,347,677	$59.96
Granted	222,707	57.49
Exercised	(33,514)	45.37
Forfeited and expired	(40,727)	67.85
Outstanding at December 31, 2023	1,496,143	59.71
Granted	—	—
Exercised	(11,263)	48.75
Forfeited and expired	(144,232)	69.08
Outstanding at December 31, 2024	1,340,648	59.79
Granted	—
Exercised	—
Forfeited and expired	(223,005)	58.59
Outstanding at December 31, 2025	1,117,643	58.83	1.82	$—
Vested or expected to vest at December 31, 2025	1,117,617	58.83	1.82	—
Exercisable at December 31, 2025	1,059,777	58.90	1.69	—
(1) The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the Consolidated Balance Sheet and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s common stock.

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $4.2 million, $0.1 million, and $0.4 million, respectively. The fair value of options vested during the years ended December 31, 2025, 2024 and 2023 was $2.7 million, $4.6 million, and $5.4 million, respectively.

Restricted Stock Units

Under the 2020 Plan, the Compensation Committee may award performance-based restricted stock units (“PRSUs”), the vesting of which is contingent upon meeting service conditions and various performance goals.

During the years ended December 31, 2025, 2024 and 2023, the Company granted certain employees PRSUs, the vesting of which is fully based on the Company’s total shareholder return (“TSR”) ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. The final achievement of the PRSUs granted in 2022 was determined as of April 4, 2022 based on the current performance as of the time of the Separation, and it was determined that 100% of the TSR metric was achieved. The achievement factors were determined in accordance with the applicable criteria established by the Compensation Committee. While the achievement factor of the outstanding awards has been determined, they remain subject to the awards’ service period requirements and will therefore continue to vest over the original term of the award.

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

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also elect to defer their annual board fees into RSUs with immediate vesting. Delivery of the shares underlying these director restricted stock units is deferred until termination of the director’s service on the Company’s Board of Directors.

The activity in the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units(1)	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2023	260,797	$77.34	503,279	$71.33
Granted	121,352	71.80	303,350	57.43
Vested	(164,948)	82.96	(253,791)	71.55
Forfeited and expired	—	—	(44,857)	63.43
Nonvested at December 31, 2023	217,201	69.97	507,981	63.59
Granted	127,313	85.62	436,100	59.78
Vested	(95,847)	67.66	(252,521)	66.51
Forfeited and expired	—	—	(47,305)	61.19
Nonvested at December 31, 2024	248,667	78.88	644,255	60.00
Granted	292,712	39.32	906,264	37.19
Vested	—	—	(305,600)	59.61
Forfeited and expired	—	—	(97,337)	46.31
Nonvested at December 31, 2025	541,379	57.49	1,147,582	43.17

The fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $18.2 million, $23.3 million, and $32.1 million, respectively.

15. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued compensation and related benefits	$105,112	$85,989
Derivative liability – current portion	51,485	3,648
Accrued third-party commissions	38,174	34,602
Accrued rebates	31,033	19,964
Accrued taxes	27,178	21,341
Lease liability - current portion	24,742	22,340
Deferred and contingent consideration - current portion	8,873	49,719
Accrued restructuring liability	7,975	2,938
Customer advances and billings in excess of costs incurred	6,495	6,229
Purchase of royalty interest	6,430	—
Accrued royalties	4,990	6,296
Accrued professional fees	11,495	5,003
Accrued freight	4,876	5,314
Accrued interest	4,193	5,841
Warranty liability	2,621	2,818
Other	40,271	57,831
	$375,943	$329,873

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2025
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,932	$12,054	$(7,018)	$7	$7,975
Facility closure costs and other(2)	6	373	(379)	—	—
Total	$2,938	12,427	$(7,397)	$7	$7,975
Non-cash charges(3)		2,709
Total Provisions(4)		$15,136
(1)    Includes severance and other termination benefits, including outplacement services.
(2)    Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.
(3)    Non-cash charges includes $5.3 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations related to the discontinuation of certain product lines in the P&R and Recon segments. Non-cash charges also includes a $2.6 million benefit classified in Restructuring and other charges on the Company’s Consolidated Statements of Operations related to a pension curtailment benefit arising from employees in the Recon segment that were severed in a restructuring plan.
(4)    Of the Company’s total provisions, $5.2 million and $10.0 million are related to the Prevention & Recovery and Reconstructive segments, respectively.

	Year Ended December 31, 2024
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other charges:
Termination benefits(1)	$2,195	$13,397	$(12,590)	$(70)	$2,932
Facility closure costs and other(2)	81	8,539	(8,614)	—	6
Total	$2,276	21,936	$(21,204)	$(70)	$2,938
Non-cash charges(2)		23,266
Total Provisions(3)		$45,202
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and lease termination expense in connection with the closure and optimization of facilities and product lines.
(3) Includes $17.9 million non-cash charges classified as Cost of sales on the Company’s Consolidated Statements of Operations and a $5.4 million asset impairment recorded in the first quarter of 2024 associated with a divestiture of a minor product line in P&R. Of the Company’s total provisions, $20.9 million and $24.3 million are related to the Prevention & Recovery and Reconstructive segments, respectively.

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

	Pension Benefits
	Year Ended December 31,
	2025	2024
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$110,760	$122,343
Acquisitions	—	917
Service cost	4,472	4,718
Interest cost	1,317	1,818
Actuarial loss (gain)(1)	(7,830)	(50)
Foreign exchange effect	14,357	(9,169)
Transfers in (benefits paid), net(2)	1,500	2,118
Settlements(3)	(26,082)	(14,455)
Other	5,649	2,520
Projected benefit obligation, end of year	$104,143	$110,760
Accumulated benefit obligation, end of year	$100,423	$106,208
Change in plan assets:
Fair value of plan assets, beginning of year	$90,276	$94,672
Actual return on plan assets	(797)	8,411
Employer contribution	3,586	3,784
Foreign exchange effect	11,884	(7,031)
Transfers in (benefits paid), net(2)	1,500	2,119
Settlements(3)	(26,082)	(14,455)
Other	6,292	2,776
Fair value of plan assets, end of year	$86,659	$90,276
Unfunded status, end of year	$17,484	$20,484
Amounts recognized on the Consolidated Balance Sheet at December 31:
Current liabilities	$405	$236
Non-current liabilities	17,079	20,248
Total	$17,484	$20,484
(1) The actuarial gain for 2025 is primarily due to the increase in discount rate in the Swiss market.
(2) Transfers in (benefits paid), net are positive for 2025 and 2024 due to transfers in for new members.
(3) Settlements were triggered in 2025 and 2024 in our Swiss statutory plans due to large lump sum payments from individuals leaving the plan resulting in the recognition of deferred unamortized gains.

As of December 31, 2025 and 2024, all Enovis plans had projected benefit obligations in excess of the fair value of plan assets. The projected benefit obligation decreased by $6.6 million in the year ended December 31, 2025 compared to a decrease of $11.6 million in the year ended December 31, 2024. In the year ended December 31, 2025, the decrease was mainly driven by: settlements of $26.1 million and actuarial gains of $7.8 million, partially offset by the exchange rate effect of $14.4 million as a result of the U.S. currency weakening relative to other currencies and recurring service and interest costs. In the year ended December 31, 2024, the decrease was mainly driven by settlements of $14.5 million and the exchange rate effect of $9.2 million as a result of the U.S. currency strengthening relative to other currencies.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected contributions to the Company’s pension plans for the year ending December 31, 2026 are $3.7 million. The following benefit payments are expected to be paid during each respective fiscal year:

All Plans
(In thousands)
2026	$4,709
2027	4,586
2028	4,932
2029	5,287
2030	5,492
2031 - 2035	27,861

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

	Actual Asset Allocation December 31,		Target
	2025	2024	Allocation
Equity securities	41%	36%	25% - 43%
Fixed income securities	22%	28%	24% - 43%
Cash and cash equivalents	2%	2%	0% - 10%
Other	35%	34%	25% - 45%

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17 “Financial Instruments and Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2025
	Level One	Level Two	Level Three	Total
	(In thousands)
Cash and cash equivalents	$2,091	$—	$—	$2,091
Equity securities	35,064	—	—	35,064
Non-U.S. government and corporate bonds	18,821	—	—	18,821
Other(1)	—	30,683	—	30,683
	$55,976	$30,683	$—	$86,659
(1) Represents diversified portfolio funds, reinsurance contracts and money market funds.

	December 31, 2024
	Level One	Level Two	Level Three	Total
	(In thousands)
Cash and cash equivalents	$1,609	$—	$—	$1,609
Equity securities	32,579	—	—	32,579
Non-U.S. government and corporate bonds	25,342	—	—	25,342
Other(1)	—	30,746	—	30,746
	$59,530	$30,746	$—	$90,276
(1) Represents diversified portfolio funds, reinsurance contracts and money market funds.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of Net periodic benefit cost (income) and Other comprehensive (gain) loss of the Company’s defined benefit pension plans:

	Pension Benefits
	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$4,472	$4,718	$3,709
Interest cost	1,317	1,818	2,122
Amortization	68	(94)	(1,759)
Settlement gain	(3,676)	(1,183)	(578)
Curtailment gain	(2,536)	—	—
Expected return on plan assets	(2,785)	(2,907)	(3,032)
Net periodic benefit cost (income)	$(3,140)	$2,352	$462
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial (gain) loss	$(5,492)	$(5,111)	$9,478
Current year prior service cost	320	(345)	(1,448)
Less amounts included in net periodic benefit (income) cost:
Amortization of net (gain) loss	(120)	12	1,839
Settlement/divestiture/other gain	3,809	1,183	578
Amortization of prior service cost	52	82	(80)
Total recognized in Other comprehensive (gain) loss	$(1,431)	$(4,179)	$10,367

The components of net unrecognized pension benefit cost included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets that have not been recognized as a component of Net periodic benefit (income) cost are as follows:

	December 31,
	2025	2024
	(In thousands)
Net actuarial gain	$(10,596)	$(8,660)
Prior service (income) cost	(778)	(1,283)
Total	$(11,374)	$(9,943)

The key economic assumptions used in the measurement of the Company’s pension benefit obligations are as follows:

	December 31,
	2025	2024
Weighted-average discount rate for all plans	1.7%	1.2%
Weighted-average rate of increase in compensation levels for active plans	1.4%	1.3%

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key economic assumptions used in the computation of Net periodic benefit (income) cost are as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average discount rate:
All plans	1.2%	1.4%	2.1%
Weighted-average expected return on plan assets:
All plans	2.9%	3.1%	3.5%
Weighted-average rate of increase in compensation levels for active plans	1.3%	1.5%	1.5%

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

The Company maintains defined contribution plans for its employees. The Company’s expense in continuing operations for the years ended December 31, 2025, 2024 and 2023 was $9.3 million, $8.6 million and $8.1 million, respectively.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the Company’s term loan and revolving credit facility debt, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the Term Loan Facility, and the Revolver, was $1.3 billion and $1.4 billion as of December 31, 2025 and December 31, 2024, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of December 31, 2025, the Company held $15.7 million in Level Three liabilities arising from contingent consideration related to acquisitions. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates. During the year ended December 31, 2025, the Company recorded a net $1.6 million

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in contingent consideration primarily due to $4.8 million in settlements of arrangements based on the achievement revenue targets and other milestones, partially offset by the increase due to the 2025 acquisitions. See Note 5 “Acquisitions and Divestitures” for further information.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit is zero to $3.3 million. There is one contingent consideration arrangement as of December 31, 2025 that has no limit and is based on a percentage of sales in excess of a benchmark over a five-year period.

Additionally, in conjunction with the Lima Acquisition, the Company agreed to a contingent issuance of 1,942,686 Contingent Acquisition Shares, as determined based upon a €100 million value divided by the thirty-day volume weighted average price of Enovis common stock as of the close of business on September 21, 2023. The Contingent Acquisition Shares were issuable in two equal tranches within six and twelve months of the acquisition date upon the non-occurrence of certain future events, in each case subject to certain adjustments and conditions as provided for in the purchase agreement. The first tranche of 971,343 Contingent Acquisition Shares was issued to the seller on July 16, 2024 and the second tranche of Contingent Acquisition Shares was issued on January 15, 2025. The initial fair value of the Contingent Acquisition Shares at closing was $107.9 million based on the Enovis share price at the close of business on January 3, 2024. The Contingent Acquisition Shares liability, which was recorded in Accrued liabilities, was adjusted to fair value each reporting period with the adjustments reflected in Other income (expense), net in the Consolidated Statement of Operations. The Contingent Acquisition Shares liability was $0.0 million and $42.6 million, as of December 31, 2025 and 2024, respectively. The fair value adjustments resulted in a loss of $1.8 million for the year ended December 31, 2025 and a gain of $20.1 million for the year ended December 31, 2024. The fair value of the Contingent Acquisition Shares liability was a Level One fair value measurement in the hierarchy as it is determined using quoted market prices.

There were no other transfers in or out of Level One, Two or Three during the year ended December 31, 2025.

A summary of the activity in the Company’s contingent consideration in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2025
	Balance at Beginning of Period	Additions, net	Charges / (Gain)	Interest	Settlements	Foreign Exchange	Balance at End of Period
	(In thousands)
Contingent Consideration - Level One	$42,622	$—	$1,787	$—	$(44,409)	$—	$—
Contingent Consideration - Level Three	17,315	2,296	—	—	(4,809)	897	15,699
Total Contingent Consideration	$59,937	$2,296	$1,787	$—	$(49,218)	$897	$15,699
(1) Settlements reflect cash payments presented as a financing outflows within Deferred consideration payments and other on the Consolidated Statement of Cash Flows, except for the $44.4 million which is a non-cash settlement for the Contingent Acquisition Shares discussed above.

Purchase of royalty interest liability

In the first and second quarters of 2025, the Company entered into agreements to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements related to certain of the Company’s U.S. reconstructive products. The aggregate gross buyout amount under such agreements is $56.5 million, which will be paid over nine years. The Company recorded charges to the Consolidated Statements of Operations of $45.8 million for the year ended December 31, 2025, representing the discounted liability upon entering the agreements of which $6.4 million is recorded in Accrued liabilities as of December 31, 2025, and the non-current portion is recorded in Other liabilities on the Consolidated Balance Sheet.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of December 31, 2025 and 2024, the fair values of these plans were $19.9 million and $17.0 million, respectively. These plans are deemed to be Level Two within fair value hierarchy.

Forward Currency Contracts

The Company’s objective in using forward currency contracts is to add stability to the Company’s earnings and to protect the U.S. Dollar value of forecasted transactions. To accomplish this objective, the Company has entered into forward currency

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2025, the Company’s Mexican Peso forward currency contracts have fully settled and there is no notional amounts outstanding. At December 31, 2024 and 2023, the Company’s forward currency contracts have Mexican Peso notional amount of approximately $1.0 billion and $840.0 million, respectively, and a U.S. Dollar aggregate notional amount of $50.7 million and $47.9 million, respectively. The Company recognized a $0.3 million realized loss, a $0.6 million realized gain, and a $0.2 million realized gain on its Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges for the years ended December 31, 2025, 2024 and 2023, respectively.

Net Investment Hedges

On April 18, 2023, the Company entered into cross-currency swap agreements to hedge its net investment in a Swiss Franc-denominated legal entity and its subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts had a Swiss Franc notional amount of approximately ₣403 million and a U.S. Dollar aggregate notional amount of $450 million. In April 2024, the ₣403 million cross-currency swap agreements designated as net investment hedges were de-designated and settled for $4.6 million which is reflected as a cash outflow within investing activities in the Consolidated Statements of Cash Flows. The $0.7 million gain on settlement is reported in the Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment.

On April 8, 2024, April 12, 2024, and July 2, 2024, the Company entered into additional cross-currency swap agreements to hedge its net investment in a Swiss Franc-denominated legal entity and its subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. These swap agreements are designated and qualify as net investment hedges. These contracts have a Swiss Franc notional amount of approximately ₣1.2 billion and a U.S. Dollar aggregate notional amount of $1.5 billion as of December 31, 2025.

Cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency fixed-rate payments over the life of the agreement. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in the Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. Amounts are reclassified out of Accumulated other comprehensive loss into earnings only if the hedged net investment is either sold or substantially liquidated.

These net assets are impacted by adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc and any allocation of Goodwill impairments related to the Company’s Swiss Franc-denominated legal entity and its subsidiaries. In 2026, the Company’s Swiss Franc notional amounts of its cross-currency swap agreements may exceed the net investment as a result of goodwill impairment charges.

In the event the Company can not designate a portion of its cross-currency swaps in 2026, the fair value adjustments on the undesignated derivative instruments will be reported as non-operating Other income (expense), net in the Consolidated Statement of Operations until it can be designated again as a hedge of the net investment in a Swiss Franc-denominated legal entity and its subsidiaries.

During the years ended December 31, 2025, 2024 and 2023, the Company received interest income on its cross-currency swap derivatives of $48.0 million, $32.5 million and $7.3 million, respectively, which is included within Interest expense, net in the Consolidated Statements of Operations.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the year ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Gain (loss) on cross-currency swaps	$(165,368)	$10,945	$(36,893)
Gain (loss) on forward currency contracts	5,201	(4,151)	247
	$(160,167)	$6,794	$(36,646)

Non-Designated Hedging Instruments

The Company also used non-designated forward currency contracts for the purpose of managing its exposure to currency exchange rate risk related to the Euro-denominated purchase price of the Lima Acquisition which closed on January 3, 2024. In the first quarter of 2024, the Company recorded a loss of $11.1 million on its Consolidated Statements of Operations related to the exchange rate movements over the first three days of 2024. In the fourth quarter of 2023, the Company recorded a gain of $24.3 million on its Consolidated Statements of Operations. The gain or loss is recorded in Other income (expense), net on the Consolidated Statements of Operations. From inception of the forward contracts on October 4, 2023 through settlement at the closing of the Lima Acquisition on January 3, 2024, the foreign currency forward contracts resulted in an overall realized gain of $13.2 million. The Company did not have any other non-designate forward currency contracts in 2025 or 2024.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

		December 31,
(In thousands)	Location on Consolidated Balance Sheets (1)	2025	2024
Derivative Assets
Designated Hedging Instruments:
Cross-currency swaps	Other current assets	$34,176	$35,376
Total Derivative Assets		$34,176	$35,376

Derivative Liabilities
Designated Hedging Instruments:
Forward currency contracts	Accrued liabilities	$—	$2,631
Cross-currency swaps	Accrued liabilities	51,485	1,017
Cross-currency swaps	Other long-term liabilities	170,666	55,463
Total Derivative Liabilities		$222,151	$59,111

(1) The Company classifies derivative assets and liabilities as current when the settlement date of the contract is one year or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers that represent more than 10% of the Company’s Trade receivables, net as of December 31, 2025 and 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had $135.1 million of unconditional purchase obligations with suppliers, of which $124.4 million is expected to be paid by December 31, 2026.

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

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA. Net sales represents revenue from external customers. There are no revenues from transactions between our segments reported in our segment measures of profitability. There are certain costs incurred centrally which are allocated to the segments generally using the proportionate share of net sales.

Adjusted EBITDA excludes from Net income (loss) the effect of Income (loss) from discontinued operations, net of taxes; Income tax expense (benefit); Other (income) expense , net; non-operating (gain) loss on investments; debt extinguishment charges; interest expense, net; restructuring and other charges; MDR and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; strategic purchase of economic interest on future royalty payments; goodwill impairment charges; and inventory step-up.

The chief operating decision maker is a group, which includes both the Company’s Chief Executive Officer and Chief Financial Officer. The chief operating decision maker uses Adjusted EBITDA because this measure assists our management in comparing operating performance over time because certain are not normal recurring charges necessary to operate our business, and these items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. The chief operating decision maker utilizes Adjusted EBITDA to assess segment performance, incorporating it into the annual budgeting process and monthly comparisons of actual results to budget and updated forecasts. This analysis supports decisions regarding the allocation of capital and personnel to the segments.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s segment results were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Prevention & Recovery:
Net sales	$1,136,968	$1,097,957	$1,076,776
Segment cost of sales	522,860	523,586	516,616
Segment research and development	37,062	35,745	35,075
Segment operating expense	432,801	399,620	394,772
Total segment expenses	992,723	958,951	946,463
Add: Depreciation and other amortization	18,846	20,590	22,188
Adjusted EBITDA (non-GAAP)	$163,091	$159,596	$152,501

Reconstructive:
Net sales	$1,111,081	$1,009,666	$630,421
Segment cost of sales	354,247	333,624	197,039
Segment research and development	83,270	55,553	40,256
Segment operating expense	533,009	500,274	337,804
Total segment expenses	970,526	889,451	575,099
Add: Depreciation and other amortization	99,350	96,708	61,404
Adjusted EBITDA (non-GAAP)	$239,905	$216,923	$116,726

Total:
Net sales	$2,248,049	$2,107,623	$1,707,197
Adjusted EBITDA (non-GAAP)	$402,996	$376,519	$269,227

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Depreciation, amortization and impairment
Prevention & Recovery	$498,108	$427,893	$115,752
Reconstructive	846,014	499,938	101,357
Total depreciation, amortization and impairment	$1,344,122	$927,831	$217,109

Capital expenditures:
Prevention & Recovery	$28,863	$34,004	$26,356
Reconstructive	168,513	146,710	95,867
Total capital expenditures	$197,376	$180,714	$122,223

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net Loss (GAAP)	$(1,183,620)	$(824,815)	$(32,731)
Loss (income) from discontinued operations, net of taxes	1,909	(2,601)	(21,108)
Income tax expense (benefit)	22,293	4,492	(13,289)
Restructuring and other charges (1)	15,136	45,202	19,950
MDR and other costs (2)	10,361	19,482	27,400
Strategic transaction costs (3)	60,372	78,291	38,250
Stock-based compensation	33,296	29,687	32,079
Depreciation and other amortization	120,725	117,298	83,592
Amortization of acquired intangibles	173,646	165,533	133,517
Goodwill impairment charge	1,049,751	645,000	—
Purchase of royalty interest	45,818	—	—
Inventory step-up (5)	18,119	51,745	148
Interest expense, net	34,823	57,100	19,749
Debt extinguishment charges	—	—	7,333
Other expense (income), net (4)	367	(9,895)	(25,663)
Adjusted EBITDA (non-GAAP)	$402,996	$376,519	$269,227
(1) Restructuring and other charges includes $5.3 million, $17.9 million and $2.6 million of expense classified as Cost of sales on the Company’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) MDR and other costs includes (i) $9.8 million, $16.0 million, and $21.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.6 million, $3.5 million, and $6.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(3) Strategic transaction costs includes: (i) $39.4 million, $64.9 million, and $12.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to non-recurring integration costs associated with the Lima Acquisition which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company. In each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are nonrecurring and not part of our normal business operations; (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $19.5 million, $8.8 million, and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, of non-recurring (non-Lima) acquisition integration costs and other non-recurring project costs for global ERP rationalization and shared service center start-up, and (iii) $1.5 million, $4.6 million, and $20.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Consolidated Statements of Operations.
(4) Includes the final fair value loss adjustment for the Contingent Acquisition Shares, partially offset by pension income from amortization of actuarial gains in 2025, the fair value gain on Contingent Acquisition Shares, partially offset by a loss on the non-designated forward currency hedge for managing exchange rate risk in 2024 related to the Euro-denominated purchase price of the Lima Acquisition, and a gain on the non-designated forward currency hedge for managing exchange rate risk in 2023 related to the Euro-denominated purchase price of the Lima Acquisition.
(5) Inventory step-up expense represents the incremental expense of inventory sold recognized at its fair value after business combination accounting is applied versus the expense that would have been recognized if sold at its cost to manufacture. Since only the inventory that existed at the business combination date was stepped-up to fair value, we believe excluding the incremental expense enhances comparability between periods, allowing investors to better understand our business performance and the underlying trends relevant to our ongoing business performance.

ENOVIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2025	2024
	(In thousands)
Total assets(1):
Prevention & Recovery	$1,474,243	$1,955,138
Reconstructive	2,360,494	2,763,639
Total	$3,834,737	$4,718,777
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

The detail of the Company’s operations by geography is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net sales by origin(1):
United States	$1,295,333	$1,245,676	$1,152,360
Foreign locations	952,716	861,947	554,837
Total	$2,248,049	$2,107,623	$1,707,197
(1) The Company attributes revenues from external customers to individual countries based upon the country in which the sale was originated.

	December 31,
	2025	2024
	(In thousands)
Property, plant and equipment, net(1):
United States	$211,214	$191,118
Italy	117,971	74,376
Switzerland	50,829	42,976
Germany	42,962	30,288
Mexico	6,385	7,046
France	11,973	8,451
Other foreign locations	65,729	50,245
Total	$507,063	$404,500
(1) As the Company does not allocate all long-lived assets (specifically intangible assets) to each individual country, evaluation of long-lived assets in total is impracticable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company completed the Lima acquisition on January 3, 2024. Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of Lima have a material effect on the Company’s internal control over financial reporting. During the year ended December 31, 2025, the Company has completed the process of incorporating the internal controls and procedures of Lima into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include Lima.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring

Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report, which is included in Part II, Item 8 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

Item 9B. Other Information

During the fiscal years ended December 31, 2025 and 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers.” The following information with respect to our board of directors is presented as of February 26, 2026:

Name	Age	Position at Enovis	Principal Employment
Damien McDonald	61	Chief Executive Officer and Director	Same
Sharon L. Wienbar	64	Chair of the Board of Directors	Retired
Brady R. Shirley	60	Director	Retired
Liam J. Kelly	59	Director	Chairman, President and Chief Executive Officer of Teleflex Incorporated from January 2010 to January 2026
Philip Okala	57	Director	Chief Operating Officer of Tufts Medicine
A. Clayton Perfall	67	Director	Retired
Rajiv Vinnakota	54	Director	President of the Institute for Citizens & Scholars (formerly the Woodrow Wilson National Fellowship Foundation)
Dr. Christine Ortiz	55	Director	Morris Cohen Professor of Materials Science and Engineering at the Massachusetts Institute of Technology
Angela S. Lalor	60	Director	Retired
Barbara Bodem	58	Director	Retired

Additional information regarding our Directors, Audit Committee and, if required, compliance with Section 16(a) of the Exchange Act is incorporated by reference to such information included in our proxy statement for our 2026 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2026 Proxy Statement”).

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2026 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.

(2) Schedules. An index of Exhibits and Schedules begins on page 112 of this report. Schedules other than those listed have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits: See exhibits listed under Part (B) below.

(B)    Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	119
EXHIBIT INDEX
Explanatory Note: On April 4, 2022, the Company changed its corporate name from “Colfax Corporation” to “Enovis Corporation.” References to “the Company” in the exhibit index below refer to “Colfax Corporation” with respect to periods prior to the date of the name change, and to Enovis Corporation with respect to periods after the date of the name change.

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.
2.2	Share Purchase Agreement, dated September 22, 2023, between the Company and Emil Holding II S.a.r.l.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on September 28, 2023
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8,2022
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024
3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.02 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
4.2	Description of Securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 26, 2025
4.3	Indenture, dated October 24, 2023, between the Company and U.S. Bank Trust Company, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on October 25, 2023
4.4	Form of 3.875% Convertible Senior Note due 2028	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on October 25, 2023
10.1	2016 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 28, 2016
10.2	Form of Non-Qualified Stock Option Agreement for officers *	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.3	Form of Non-Qualified Stock Option Agreement for officers with retirement provision *	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020

Exhibit No.	Description	Location
10.4	Form of Non-Qualified Stock Option Agreement for non-officers *	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.5	Form of Non-Qualified Stock Option Agreement for non-officers with retirement provision*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.6	Form of Performance Stock Unit Agreement*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.7	Form of Performance Stock Unit Agreement with retirement provision*	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.8	Form of Restricted Stock Unit Agreement*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.9	Form of Restricted Stock Unit Agreement with retirement provisions*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.10	Form of Outside Director Deferred Stock Unit Agreement*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.11	Form of Outside Director Restricted Stock Unit Agreement (no deferral)*	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.12	Form of Outside Director Deferred Stock Unit Agreement for deferral of grants of restricted stock *	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.13	Form of Outside Director Deferred Stock Unit Agreement for deferral of director fees*	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.14	Form of Outside Director Non-Qualified Stock Option Agreement*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 14, 2017
10.15	2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.16	First Amendment to 2020 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s form 8-K (File No. 001-34045) as filed with the SEC on June 13, 2022
10.17	Second Amendment to 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024
10.18	Form of Non-Qualified Stock Option Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.19	Form of Non-Qualified Stock Option Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.20	Form of Non-Qualified Stock Option Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.21	Form of Performance Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020

Exhibit No.	Description	Location
10.22	Form of Performance Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.23	Form of Restricted Stock Unit Agreement – Chief Executive Officer (2020 Plan)*	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.24	Restricted Stock Unit Agreement – Officer (w/ Retirement) (2020 Plan)*	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.25	Form of Restricted Stock Unit Agreement – Outside Director (2020 Plan)*	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 27, 2020
10.26	Form of Retention Restricted Stock Unit Agreement (2020 Plan)*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-3405) as filed with the SEC on March 5, 2021
10.27	Form of Option Award Agreement (for awards on or after January 1, 2025) (2020 Plan)*	Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 26, 2025
10.28	Form of Restricted Stock Unit Agreement (for awards on or after January 1, 2025) (2020 Plan)*	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 26, 2025
10.29	Form of Performance Restricted Stock Unit Agreement (for awards on or after January 1, 2025) (2020 Plan)*	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 26, 2025
10.30	Form of Restricted Stock Unit Agreement (2020 Plan)*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on November 6, 2025
10.31	Form of Performance Restricted Stock Unit Agreement (2020 Plan)*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on November 6, 2025
10.32	Amended and Restated Excess Benefit Plan, effective as of January 1, 2013*	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 19, 2013
10.33	Amendment No. 1 to Amended and Restated Excess Benefit Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.34	Nonqualified Deferred Compensation Plan, as effective January 1, 2016*	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 16, 2016
10.35	Amendment No. 1 to Nonqualified Deferred Compensation Plan, effective as of February 13, 2017*	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.36	Amendment No. 2 to Nonqualified Deferred Compensation Plan, dated December 12, 2018*	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 24, 2020
10.37	Amendment No. 3 to Nonqualified Deferred Compensation Plan, effective as of December 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 22, 2022
10.38	Amendment No. 4 to Nonqualified Deferred Compensation Plan, effective as of January 1, 2022*	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K (File. No. 001-34045) as filed with the SEC on February 22, 2022
10.39	Employment Agreement between Matthew L. Trerotola and the Company*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on July 23, 2015

Exhibit No.	Description	Location
10.40	Retirement and Transition Agreement between the Company and Matthew L. Trerotola*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on March 14, 2025
10.41	Employment Agreement between the Company and Daniel A. Pryor*	Incorporated by reference to Exhibit 10.04 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on August 7, 2012
10.42	Separation and Release Agreement between the Company and Daniel A. Pryor, dated November 14, 2025*	Filed herewith
10.43	Letter Agreement between the Company and Phillip Benjamin Berry, dated December 31, 2022*	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on March 1, 2023
10.44	Letter Agreement between the Company and Damien McDonald, dated February 27, 2025*	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on May 9, 2025
10.45	Form of Indemnification Agreement between the Company and each of its directors and executive officers*	Incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on May 1, 2008
10.46	Form of Change in Control Agreement*	Incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on October 29, 2020
10.47	Annual Incentive Plan, as amended and restated April 3, 2020*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 9, 2020
10.48	Executive Officer Severance Plan*	Incorporated by reference to Exhibit 10.02 to the Company’s Form 10-Q (File No. 001-34045) as filed with the SEC on July 23, 2015
10.49	Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 (File 333-148486) as filed with the SEC on April 23, 2008
10.50	Amendment No. 1 to the Director Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File 333-148486) as filed with the SEC on February 16, 2018
10.51	Credit Agreement, dated April 4, 2022, by and among the Company, as the lead borrower, certain subsidiaries of the Company identified therein as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Citizens Bank, N.A., BNP Paribas, Bank of Montreal and Wells Fargo Bank, National Association, as co-syndication agents, and joint bookrunners and joint lead arrangers named therein	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.52	Amendment No. 1 to Credit Agreement, dated October 23, 2023, by and among the Company, the lenders and guarantors party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on October 25, 2023
10.53	Amendment No. 2 to Credit Agreement, dated March 28, 2024, by and among the Company, the lenders and guarantors party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Filed herewith

Exhibit No.	Description	Location
10.54	Amendment No. 3 to Credit Agreement, dated December 8, 2025, by and among the Company, the lenders and guarantors party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on December 10, 2025
10.55	Transition Services Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.56	Tax Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.57	Employee Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.58	Intellectual Property Matters Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.59	EBS License Agreement, dated April 4, 2022, between the Company and ESAB Corporation	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022
10.60	Letter Agreement between the Company and Patricia Lang, dated December 17, 2018*	Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on March 1, 2023
10.61	Retirement and Transition Agreement and Release between the Company and Patricia Lang, dated December 10, 2025*	Filed herewith
10.62	Enovis Corporation 2023 Non-Qualified Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2023
10.63	Form of Capped Call Confirmation entered into with Initial Purchasers of 3.875% Convertible Notes	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34045) as filed with the SEC on October 25, 2023
10.64	Registration Rights Agreement, dated January 3, 2024, by and between the Company and Emil Holding II S.a.r.l.	Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K (File No.001-34045) as filed with the SEC on February 22, 2024
19.1	Enovis Corporation Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 26, 2025
21.1	Subsidiaries of registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Enovis Corporation Policy for Recovery of Erroneously Awarded Compensation, effective as of September 20, 2023	Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K (File No. 001-34045) as filed with the SEC on February 22, 2024

101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 is formatted in Inline XBRL (included as Exhibit 101).	Filed herewith
* Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

                             ENOVIS CORPORATION
                             By: /s/ DAMIEN MCDONALD
                             Damien McDonald
                             Chief Executive Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     February 26, 2026

/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ PHILLIP B. BERRY
Phillip B. Berry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN KLECKNER
John Kleckner
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ SHARON L. WIENBAR
Sharon L. Wienbar
Chair of the Board

/s/ BRADY R. SHIRLEY
Brady R. Shirley
Director

/s/ DR. CHRISTINE ORTIZ
Dr. Christine Ortiz
Director

/s/ ANGELA S. LALOR
Angela S. Lalor
Director

/s/ LIAM J. KELLY
Liam J. Kelly
Director

/s/ A. CLAYTON PERFALL
A. Clayton Perfall
Director

/s/ BARBARA BODEM
Barbara Bodem
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

/s/ PHILIP OKALA
Philip Okala
Director

ENOVIS CORPORATION AND SUBSIDIARIES
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Charged to Other Accounts(2)	Write-Offs Write-Downs and Deductions	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2025:
Allowance for credit losses	$24,466	$3,030	$—	$(3,174)	$1,287	$25,609
Valuation allowance for deferred tax assets	156,443	27,165	39,030	—	4,219	226,857
Year Ended December 31, 2024:
Allowance for credit losses	9,731	10,617	8,893	(4,145)	(630)	24,466
Valuation allowance for deferred tax assets	101,650	52,815	4,789	—	(2,811)	156,443
Year Ended December 31, 2023:
Allowance for credit losses	7,965	4,836	—	(3,221)	151	9,731
Valuation allowance for deferred tax assets	93,542	4,646	—	—	3,462	101,650
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    Represents amounts charged to Accumulated other comprehensive income (loss) for the Company’s cross-currency swap agreements designated as net investment hedges in 2025 and fair value adjustments related to acquisitions charged to Goodwill in 2024.

S-1