Form 10-Q
period 2026-04-03
Enovis CORP
filed 2026-05-07
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 1, 2026, there were 57,562,603 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 3, 2026	April 4, 2025
Net sales	$589,151	$558,834
Cost of sales	223,666	226,605
Gross profit	365,485	332,229
Selling, general and administrative expense	282,810	269,019
Research and development expense	31,533	28,528
Amortization of acquired intangibles	41,904	41,812
Purchase of royalty interest	—	35,777
Restructuring charges	2,708	3,862
Operating income (loss)	6,530	(46,769)
Interest expense, net	9,169	9,188
Other (income) expense , net	(3,273)	1,392
Income (loss) from continuing operations before income taxes	634	(57,349)
Income tax expense (benefit)	9,045	(1,769)
Net loss from continuing operations	(8,411)	(55,580)
Loss from discontinued operations, net of taxes	(39)	(125)
Net loss	(8,450)	(55,705)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	314	261
Net loss attributable to Enovis Corporation	$(8,764)	$(55,966)
Net income (loss) per share - basic and diluted
Continuing operations	$(0.15)	$(0.98)
Consolidated operations	$(0.15)	$(0.98)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 3, 2026	April 4, 2025
Net loss	$(8,450)	$(55,705)
Other comprehensive income (loss):
Foreign currency translation	(17,381)	104,928
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $— and $(13,055)	6,243	(41,493)
Amounts reclassified from Accumulated other comprehensive income (loss):
Amortization of pension net actuarial loss, net of tax expense (benefit) of $37 and $(12)	(190)	(26)
Reclassification of hedging gain (loss), net of tax expense (benefit) of $— and $(118)	(1,068)	(385)
Other comprehensive income (loss)	(12,396)	63,024
Comprehensive income (loss)	(20,846)	7,319
Less: comprehensive income attributable to noncontrolling interest	314	383
Comprehensive Income (loss) attributable to Enovis Corporation	$(21,160)	$6,936

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	April 3, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,129	$36,389
Trade receivables, less allowance for credit losses of $30,219 and $25,609	444,206	442,786
Inventories, net	602,543	584,379
Prepaid expenses	49,517	42,283
Other current assets	110,286	101,222
Total current assets	1,239,681	1,207,059
Property, plant and equipment, net	519,721	507,063
Goodwill	711,903	718,299
Intangible assets, net	1,192,487	1,236,713
Lease asset - right of use	74,500	72,256
Other assets	93,964	93,347
Total assets	$3,832,256	$3,834,737

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,000	$35,000
Accounts payable	213,622	187,531
Accrued liabilities	360,043	375,943
Total current liabilities	608,665	598,474
Long-term debt, less current portion	1,290,970	1,261,793
Non-current lease liability	59,324	58,000
Other liabilities	393,805	424,568
Total liabilities	2,352,764	2,342,835
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 57,553,143 and 57,194,781 shares issued and outstanding as of April 3, 2026 and December 31, 2025, respectively	58	57
Additional paid-in capital	3,056,849	3,048,414
Accumulated deficit	(1,476,227)	(1,467,463)
Accumulated other comprehensive loss	(103,759)	(91,363)
Total Enovis Corporation equity	1,476,921	1,489,645
Noncontrolling interest	2,571	2,257
Total equity	1,479,492	1,491,902
Total liabilities and equity	$3,832,256	$3,834,737

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2025	57,194,781	$57	$3,048,414	$(1,467,463)	$(91,363)	$2,257	$1,491,902
Net income (loss)	—	—	—	(8,764)	—	314	(8,450)
Other comprehensive income (loss), net of tax expense of $37	—	—	—	—	(12,396)	—	(12,396)
Payments of tax withholding for stock-based awards	—	—	(943)	—	—	—	(943)
Common stock-based award activity	358,362	1	9,378	—	—	—	9,379
Balance at April 3, 2026	57,553,143	$58	$3,056,849	$(1,476,227)	$(103,759)	$2,571	$1,479,492

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	55,876,517	$56	$2,973,121	$(283,023)	$(127,892)	$2,067	$2,564,329
Net income (loss)	—	—	—	(55,966)	—	261	(55,705)
Other comprehensive income, net of tax benefit of $(13,185)	—	—	—	—	62,902	122	63,024
Common stock issued for acquisition	971,343	1	44,409	—	—	—	44,410
Payments of tax withholding for stock-based awards	—	—	(3,447)	—	—	—	(3,447)
Common stock-based award activity	270,781		7,607	—	—	—	7,607
Balance at April 4, 2025	57,118,641	$57	$3,021,690	$(338,989)	$(64,990)	$2,450	$2,620,218

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 3, 2026	April 4, 2025
Cash flows from operating activities:
Net loss	$(8,450)	$(55,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,355	71,435
Stock-based compensation expense	8,750	7,407
Non-cash interest expense	1,788	1,348
Fair value loss on contingent acquisition shares	—	1,787
Deferred income tax benefit	(37,711)	(1,769)
Loss (gain) on sale of property, plant and equipment	(75)	(527)
Changes in operating assets and liabilities:
Trade receivables, net	(4,347)	(15,977)
Inventories, net	(22,072)	(23,295)
Accounts payable	26,887	4,189
Other operating assets and liabilities	(14,174)	9,511
Net cash provided by (used in) operating activities	23,951	(1,596)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(52,804)	(43,262)
Payments for acquisitions, net of cash received, and investments	(291)	(18,858)
Cash received upon settlement of derivatives	—	1,601
Net cash used in investing activities	(53,095)	(60,519)
Cash flows from financing activities:
Repayments of borrowings under term credit facility	(8,750)	(5,000)
Proceeds from borrowings on revolving credit facilities and other	72,000	72,000
Repayments of borrowings on revolving credit facilities and other	(35,516)	(10,438)
Payments of tax withholding for stock-based awards	(943)	(3,447)
Proceeds from issuance of common stock, net	628	341
Deferred consideration payments and other	(1,396)	(2,265)
Net cash provided by financing activities	26,023	51,191
Effect of foreign exchange rates on Cash and cash equivalents	(139)	1,217
Decrease in Cash and cash equivalents	(3,260)	(9,707)
Cash and cash equivalents, beginning of period	36,389	48,167
Cash and cash equivalents, end of period	$33,129	$38,460

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

The Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. The Condensed Consolidated Balance Sheet as of December 31, 2025 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on February 26, 2026.

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

2. Recently Issued Accounting Pronouncements

The Company is currently reviewing updated disclosure requirements related to (“ASU”) 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU clarify the requirements for certain categories of expenses included in expense line items on the face of the income statement to be disclosed in a disaggregated manner in the notes to the financial statements. In addition, the update requires that the entity disclose both the total amount of selling expenses reported and how it defines selling expenses. Update No. 2024-03 is effective, as clarified by ASU No. 2025-01, for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

The Company is currently reviewing updated disclosure requirements related to (“ASU”) 2025-09 — Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This updates certain aspects of hedge accounting guidance to better reflect an entity’s risk management activities in its financial statements. Update No. 2025-09 is effective for all annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.

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

For the transactions in Recon completed during the year ended December 31, 2025, the Company (i) paid a total of $9.7 million, net of cash received, plus subsequent contingent consideration payments of approximately $1.0 million for three business combinations of distributors, and (ii) paid $1.5 million in cash for an asset acquisition of intellectual property. The transactions expanded distribution partners for the Company’s surgical implant products in Europe and added a complementary surgical product technology.

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

2025 Divestiture

On October 7, 2025, the Company completed the divestiture of the Dr. Comfort Footcare Solutions product line of the Company’s P&R segment to Promus Equity Partners in an asset transaction that included inventory, machinery and equipment, and intangible assets for consideration of up to $60.0 million in cash, consisting of an upfront payment of $45.0 million and up to $15.0 million payable in the future upon the achievement of certain milestones (the “Dr. Comfort Divestiture”). The intangibles include all trademarks and technology of Dr. Comfort as well as U.S. customer relationships. The Dr. Comfort Divestiture does not represent a strategic shift that has a major effect on the Company’s operations and financial results and is therefore not presented as a discontinued operation.

Investments

As of April 3, 2026, the balance of investments held by the Company without readily determinable fair values was $22.4 million. The majority of these investments are carried at cost less impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

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

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$114,883	$115,086
U.S. Other P&R	55,862	66,622
International P&R	101,273	90,876
Total Prevention & Recovery	272,018	272,584
Reconstructive:
U.S. Recon	149,208	137,877
International Recon	167,925	148,373
Total Reconstructive	317,133	286,250
Total	$589,151	$558,834

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 3, 2026
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions, and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$25,609	$5,149	$(357)	$(182)	$30,219

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(8,725)	$(55,841)
Weighted-average shares of Common stock outstanding – basic	57,313,036	56,791,836
Net income (loss) per share from continuing operations – basic	$(0.15)	$(0.98)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(8,725)	$(55,841)
Weighted-average shares of Common stock outstanding – basic	57,313,036	56,791,836
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—
Weighted-average shares of Common stock outstanding – diluted	57,313,036	56,791,836
Net income (loss) per share from continuing operations – diluted	$(0.15)	$(0.98)
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

	Three Months Ended
	April 3, 2026	April 4, 2025
Anti-dilutive shares	2,301,362	1,867,454

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Income Taxes

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Loss from continuing operations before income taxes	$634	$(57,349)
Income tax expense (benefit)	$9,045	$(1,769)

The effective tax rate for the three months ended April 3, 2026 differs from the 2026 federal statutory rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the three months ended April 4, 2025 differs from the 2025 U.S. federal statutory rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to U.S. tax law. The Company evaluated the potential impact of OBBBA and reflected relevant changes within the accompanying financial statements beginning in the second quarter of 2025; the most significant being an estimated increase to current year U.S. deferred tax assets for which a valuation allowance is required. The Company will continue to evaluate the changes from OBBBA, monitor developments, and assess its tax position as further guidance becomes available.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of April 3, 2026, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the three months ended April 3, 2026 and April 4, 2025. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2026	$9,856	$81,624	$(182,843)	$(91,363)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(89)	(17,292)	—	(17,381)
Gain on hedge activity	—	—	6,243	6,243
Other comprehensive income (loss) before reclassifications	(89)	(17,292)	6,243	(11,138)
Amounts reclassified from Accumulated other comprehensive income (loss)	(190)	—	(1,068)	(1,258)
Net Other comprehensive income (loss)	(279)	(17,292)	5,175	(12,396)
Balance at April 3, 2026	$9,577	$64,332	$(177,668)	$(103,759)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2025	$8,412	$(113,664)	$(22,640)	$(127,892)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	8	—	—	8
Foreign currency translation adjustment	(3)	104,809	—	104,806
Loss on hedge activity	—	—	(41,493)	(41,493)
Other comprehensive income (loss) before reclassifications	5	104,809	(41,493)	63,321
Amounts reclassified from Accumulated other comprehensive income (loss)	(34)	—	(385)	(419)
Net Other comprehensive income (loss)	(29)	104,809	(41,878)	62,902
Balance at April 4, 2025	$8,383	$(8,855)	$(64,518)	$(64,990)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Inventories, Net

Inventories, net consisted of the following:

	April 3, 2026	December 31, 2025
	(In thousands)
Raw materials	$119,224	$120,634
Work in process	59,472	54,895
Finished goods	511,998	497,568
	690,694	673,097
Less: Allowance for excess, slow-moving and obsolete inventory	(88,151)	(88,718)
	$602,543	$584,379

9. Debt

Long-term debt consisted of the following:

	April 3, 2026	December 31, 2025
	(In thousands)
Term loan	$679,130	$687,697
Senior unsecured convertible notes	452,685	451,938
Revolving credit facilities and other	194,155	157,158
Total debt	1,325,970	1,296,793
Less: current portion	(35,000)	(35,000)
Long-term debt	$1,290,970	$1,261,793

Term Loan and Revolving Credit Facility

The Company’s credit agreement, which was amended December 8, 2025, consists of a $1,100 million revolving credit facility (the “Revolver”) with a December 8, 2030 maturity date and a term loan facility with an initial aggregate principal amount of $700 million (the “Term Loan”) (collectively, the “Enovis Credit Agreement”). The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the Term Loan) are guaranteed and secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of April 3, 2026, the Company was in compliance with the covenants under the Enovis Credit Agreement.

The Term Loan extended to the Company under the Enovis Credit Agreement was funded on December 8, 2025. A portion of the incremental borrowings under the Term Loan were used to repay the outstanding principal balance under the Revolver of approximately $335 million. The Term Loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $8.8 million each quarter, and matures on December 8, 2030.

As of April 3, 2026, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 5.19% excluding accretion of deferred financing fees, and there was $906 million available on the Revolver.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Convertible Notes and Capped Calls

The Company has $460 million aggregate principal senior unsecured convertible notes that were issued in October 2023 via a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the three months ended April 3, 2026, the interest expense on the 2028 Notes was $5.3 million, including $4.5 million based upon the coupon rate and $0.7 million from accretion of the discount.

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

The Company also entered into privately negotiated capped call transactions in October 2023 with certain of the initial purchasers of the 2028 Notes. The capped call transactions are intended generally to mitigate potential dilution to the Company’s common stock upon conversion of any Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. If, however, the market price per share of common stock exceeds $89.72, the initial cap price of the capped call transactions, there would be a dilutive effect and/or no offset of any cash payments, in each case, attributable to the amount by which the market price of the common stock exceeds the cap price.

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $49.6 million were outstanding as of April 3, 2026.

Deferred Financing Fees

As of April 3, 2026, the Company has $5.3 million in deferred financing fees included in Other assets related to the Revolver and $10.7 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the Term Loan and the 2028 Notes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	April 3, 2026	December 31, 2025
	(In thousands)
Accrued compensation and related benefits	$77,090	$105,112
Accrued taxes	60,335	27,178
Derivative liability – current portion	48,257	51,485
Accrued third-party commissions	34,691	38,174
Lease liability – current portion	25,227	24,742
Accrued rebates	21,783	31,033
Accrued professional fees	14,873	11,495
Accrued interest	9,641	4,193
Deferred and contingent consideration – current portion	6,644	8,873
Customer advances and billings in excess of costs incurred	6,082	6,495
Accrued restructuring liability	5,814	7,975
Accrued freight	5,267	4,876
Accrued royalties	4,976	4,990
Purchase of royalty interest – current portion	4,247	6,430
Warranty liability	2,633	2,621
Other	32,483	40,271
	$360,043	$375,943

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended April 3, 2026
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring charges:
Termination benefits(1)	$7,975	$1,290	$(3,452)	$1	$5,814
Facility closure costs and other(2)	—	1,418	(1,418)	—	—
Total (3)	$7,975	$2,708	$(4,870)	$1	$5,814
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of office sites, shared service centers, and manufacturing facilities.
(3) For the three months ended April 3, 2026, $1.4 million and $1.3 million of the Company’s total provisions were related to the P&R and Recon segments, respectively.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the outstanding balances under the Enovis Credit Agreement, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the Term Loan, and the Revolver, was $1.3 billion and $1.3 billion as of April 3, 2026 and December 31, 2025, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of April 3, 2026, the Company held $16.1 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is zero to $3.3 million. There is one contingent consideration arrangement remaining that has no limit and is based on a percentage of sales in excess of benchmark through 2027.

There were no transfers in or out of Level One, Two or Three during the three months ended April 3, 2026.

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level Three	$15,699	$—	$—	$—	$—	$352	$16,051

Purchase of royalty interest liability

In the first and second quarters of 2025, the Company entered into agreements to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements related to certain of the Company’s U.S. reconstructive products. The aggregate gross buyout amount under such agreements is $56.5 million, which is paid over nine years. The Company recorded charges to the Condensed Consolidated Statements of Operations of $45.8 million in the year ended December 31, 2025, representing the discounted liability upon entering the agreements. As of April 3, 2026, the outstanding liability under these agreements due within the next twelve months is $4.2 million, which is recorded in Accrued liabilities, and the non-current portion is $31.6 million, which is recorded in Other liabilities on the Condensed Consolidated Balance Sheet.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of April 3, 2026 and December 31, 2025 the fair value of these plans were $19.8 million and $19.9 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

Forward Currency Contracts

The Company’s objective in using forward currency contracts is to add stability to the Company’s earnings and to protect the U.S. Dollar value of forecasted transactions. To accomplish this objective, the Company had entered into forward currency contract agreements between the U.S. Dollar and the Mexican Peso as part of its risk management strategy. At December 31, 2025, the Company’s Mexican Peso forward currency contracts were fully settled and there were no notional amounts outstanding as of April 3, 2026. These forward currency contract agreements were designated and qualified as cash flow hedges.

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

During the three months ended April 3, 2026, the Company recognized a gain of $1.0 million in Cost of Sales on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges that previously settled in the fourth quarter of 2025. At April 4, 2025, the Company’s forward currency contracts had a Mexican Peso notional amount of approximately $763.0 million and a U.S. Dollar aggregate notional amount of $37.6 million. During the three months ended April 4, 2025, the Company recognized a realized loss of $1.1 million in Cost of Sales on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges.

The Company also entered into forward currency contracts on February 19, 2026 for the purpose of managing its exposure to currency exchange rate risk arising from intercompany loan balances between foreign-denominated subsidiaries. These forward currency contract agreements were designated and qualified as fair value hedges.

The gain or loss on derivative instruments designated as fair value hedges of currency exchange rate risk related to intercompany loan balances is recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. This presentation is consistent with and offsets the recognition of foreign currency gains and losses resulting from the remeasurement of the hedged intercompany loan balances denominated in currencies other than their functional currencies. The contracts are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

During the three months ended April 3, 2026, the Company recognized a net gain of $7.9 million on its Consolidated Statements of Operations related to the effect of exchange rate movements on its forward currency contract derivatives. At April 3, 2026, the Company had outstanding forward currency contracts with notional amounts of $130.2 million to purchase Euros and sell Swiss Francs, and $282.3 million to purchase U.S. dollars and sell Euros. These contracts mature on July 2, 2026.

Cross-currency Swap Contracts

The Company has cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated legal entity and its subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. Certain of these cross-currency swap agreements are designated and qualified as net investment hedges. As of April 3, 2026, the designated cross-currency swap agreements had an aggregate Swiss Franc notional amount of approximately CHF 951.4 million and an aggregate U.S. Dollar notional amount of $759.9 million. The remaining cross-currency swap agreements were not designated as hedging instruments and had an aggregate Swiss Franc notional amount of CHF 273.0 million and an aggregate U.S. Dollar notional amount of $218.1 million as of April 3, 2026. Both the designated and undesignated cross-currency swap agreements are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency fixed-rate payments over the life of the agreement. For derivatives designated as net investment hedges, the change in fair value attributable to foreign currency exchange rate movements are recorded in Accumulated other comprehensive loss within the Condensed Consolidated Balance Sheet and reported as part of the foreign currency translation adjustment in the Condensed Consolidated Statements of Comprehensive Income (Loss). Amounts recorded in Accumulated other comprehensive income (loss) are reclassified out of Accumulated other comprehensive income (loss) into earnings only upon the sale or substantial liquidation of the hedged net investment.

The Company recognized interest income on its designated cross-currency swap agreements of $10.0 million and $12.2 million for the three months ended April 3, 2026 and April 4, 2025, respectively, which is included within Interest expense, net in the Condensed Consolidated Statements of Operations, consistent with the accounting for designated derivative instruments.

As of January 1, 2026, three cross-currency swap agreements previously designated as net investment hedges, with an aggregate Swiss Franc notional amount of CHF 273.0 million, were dedesignated. The dedesignation resulted from the aggregate notional amount of designated cross-currency swaps exceeding the Company’s net investment in its Swiss Franc-denominated legal entity and its subsidiaries due to the prior-year goodwill impairment charges.

For the cross-currency swap agreements that are not designated as net investment hedges, changes in fair value are recognized in non-operating Other income (expense), net in the Consolidated Statement of Operations. For the three months ended April 3, 2026, the Company recognized a mark-to-market fair value gain of $0.3 million and received $2.3 million cash interest benefit related to its undesignated cross-currency swap agreements, which are both presented within Other income (expense), net in the Consolidated Statement of Operations, consistent with the accounting for undesignated derivative instruments.

In February 2026, the Company partially reduced the excess of the cross-currency swap notional amount relative to the hedge of net investment through a legal entity restructuring. In the event the Company is unable to designate the remaining undesignated cross-currency swap agreements as net investment hedges during 2026, changes in fair value will continue to be recognized in non-operating Other income (expense), net until such time as hedge designation is achieved.

In January 2025, cross-currency swap agreements designated as net investment hedges with an aggregate Swiss Franc notional amount of CHF 272 million were de-designated and settled for a $1.6 million cash inflow reflected within investing activities in the Consolidated Statements of Cash Flows. The $2.5 million gain on settlement is reported in the Condensed Consolidated Balance Sheet as part of Accumulated other comprehensive income (loss) and in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) as part of the foreign currency translation adjustment. The Company contemporaneously entered into new cross-currency swap agreements for the same Swiss Franc notional amount and designated them as a hedge of its net investment in its Swiss Franc-denominated subsidiaries.

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three months ended April 3, 2026 and April 4, 2025:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Gain (loss) on cross-currency swaps	$6,243	$(57,935)
Gain (loss) on forward currency contracts	(1,068)	2,883
	$5,175	$(55,052)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of April 3, 2026 and December 31, 2025:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	April 3, 2026	December 31, 2025
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$7,802	$—
Cross-currency swaps	Other current assets	22,173	34,176
		29,975	34,176
Non-Designated Hedging Instruments
Cross-currency swaps	Other current assets	$11,112	$—
Total Derivative Assets		$41,087	$34,176

Derivative Liabilities
Designated Hedging Instruments
Cross-currency swaps	Accrued liabilities	48,257	51,485
Cross-currency swaps	Other long-term liabilities	117,645	170,666
		$165,902	$222,151
Non-Designated Hedging Instruments
Cross-currency swaps	Other long-term liabilities	$48,781	$—
Total Derivative Liabilities		$214,683	$222,151

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

For further description of the Company’s litigation and contingencies, reference is made to Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s 2025 Form 10-K.

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

The Company’s management, including the chief operating decision maker, evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA. Net sales represents revenue from external customers. There are no revenues from transactions between our segments reported in our segment measures of profitability. There are certain costs incurred centrally which are allocated to the segments generally using the proportionate share of net sales. Adjusted EBITDA excludes the effect of Other (income) expense, net, non-operating (gain) loss on investments, debt extinguishment charges, interest expense, net, restructuring charges, Medical Device Regulation (MDR) and other costs, strategic transaction costs, stock-based compensation, depreciation and other amortization, acquisition-related intangible asset amortization, purchase of royalty interest, and goodwill impairment charges from the results of the Company’s operating segments.

For the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Prevention & Recovery:
Net sales	$272,018	$272,584
Segment cost of sales	125,757	128,764
Segment research and development	7,747	9,241
Segment operating expense	112,470	107,844
Total segment expenses	245,974	245,849
Add: Depreciation	5,065	4,168
Adjusted EBITDA (non-GAAP)	$31,109	$30,903

Reconstructive:
Net sales	$317,133	$286,250
Segment cost of sales	97,335	97,281
Segment research and development	23,786	19,287
Segment operating expense	149,283	138,400
Total segment expenses	270,404	254,968
Add: Depreciation	25,729	24,867
Adjusted EBITDA (non-GAAP)(1)	$72,458	$56,149

Total:
Net Sales	$589,151	$558,834
Adjusted EBITDA (non-GAAP) (1)	$103,567	$87,052
(1) For the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the three months ended April 4, 2025 has been revised from $99.2 million, as presented in our Form 10-Q for the period ended April 4, 2025, to $87.1 million, reflecting the removal of a $12.1 million adjustment for inventory step-up in connection with acquired businesses. Adjusted EBITDA for our Recon segment for the three months ended April 4, 2025 has also been revised from $68.3 million, as presented in our Form 10-Q for the period ended April 4, 2025, to $56.1 million, reflecting the removal of the same $12.1 million adjustment for inventory step-up in connection with acquired businesses from the prior period.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Net Loss (GAAP)	$(8,450)	$(55,705)
Loss from discontinued operations, net of taxes	39	125
Income tax expense (benefit)	9,045	(1,769)
Restructuring charges (1)	2,708	3,908
MDR and other costs (2)	1,194	3,239
Strategic transaction costs (3)	11,032	12,054
Stock-based compensation	8,750	7,407
Depreciation and other amortization	31,449	29,624
Amortization of acquired intangibles	41,904	41,812
Purchase of royalty interest (5)	—	35,777
Interest expense, net	9,169	9,188
Other (income) expense, net (4)	(3,273)	1,392
Adjusted EBITDA (non-GAAP) (6)	$103,567	$87,052
(1) Restructuring charges includes immaterial expenses classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 4, 2025. There were no similar charges for the three months ended April 3, 2026.
(2) MDR and other costs includes (i) $0.8 million for the three months ended April 3, 2026 and $2.5 million for the three months ended April 4, 2025, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.4 million for the three months ended April 3, 2026 and $0.7 million for the three months ended April 4, 2025, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Strategic transaction costs includes: (i) $7.4 million for the three months ended April 3, 2026 and $8.7 million for the three months ended April 4, 2025, respectively, related to non-recurring integration costs associated with the Lima Acquisition which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company. In each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are non-recurring and not part of our normal business operations; (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $3.4 million for the three months ended April 3, 2026 and $2.9 million for the three months ended April 4, 2025, respectively, of non-recurring (non-Lima) acquisition integration costs and other non-recurring project costs for global ERP rationalization and shared service center start-up, and (iii) $0.2 million for the three months ended April 3, 2026 and $0.5 million for the three months ended April 4, 2025, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(4) Includes the fair value gain adjustment for non-designated cross-currency swaps in 2026. Includes the final fair value loss adjustment for the Contingent Acquisition Shares issued in the first quarter of 2025.
(5) Purchase of royalty interest represents the one-time, up-front expense incurred by the Company to acquire the economic rights to future royalties under product development agreements in connection with the termination of such agreements as part of a strategic shift to a new product development model. The Company believes that excluding the impact of such expense enhances comparability between periods, provides investors with a clear and meaningful view of our underlying business trends and aligns with how management evaluates the ongoing business performance.
(6) For the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the three months ended April 4, 2025 has been revised from $99.2 million, as presented in our Form 10-Q for the period ended April 4, 2025, to $87.1 million, reflecting the removal of a $12.1 million adjustment for inventory step-up in connection with acquired businesses.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s total assets and capital expenditures by segment were as follows:

	April 3, 2026	December 31, 2025
	(In thousands)
Total assets(1):
Prevention & Recovery	$1,450,031	$1,474,243
Reconstructive	2,382,225	2,360,494
Total	$3,832,256	$3,834,737
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Capital expenditures:
Prevention & Recovery	$7,201	$8,793
Reconstructive	45,603	34,469
Total capital expenditures	$52,804	$43,262

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2026 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026.

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

•changes in the general economy;

•the impact of a shutdown of the U.S. government or any future shutdowns;

•disruptions in the global economy caused by the ongoing conflicts between Russia and Ukraine and in the Middle East;

•the loss of key members of our leadership team, or the inability to attract, develop, engage, and retain qualified employees; and

•other risks and factors listed in Part II, Item 1A. “Risk Factors” in this Form 10-Q and Part 1, Item 1A. “Risk Factors” in Part I of our 2025 Form 10-K.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. We do not assume any obligation and do not intend to update any forward-looking statement, except as required by law. See “Risk Factors” in this Form 10-Q and our 2025 Form 10-K for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Overview

Please see Part I, Item 1. “Business” in our 2025 Form 10-K for a discussion of the Company’s objectives and methodologies for delivering shareholder value.

Enovis conducts its operations through two operating segments: Prevention & Recovery (“P&R”) and Reconstructive (“Recon”).

•P&R - a leader in orthopedic solutions, providing devices, software, and services across the patient care continuum from injury prevention to rehabilitation after surgery or injury, or from degenerative disease.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended April 3, 2026 to the prior periods in 2025 is affected by fewer days as compared to the three months ended April 4, 2025. Additionally, the comparability of our operating results for the three months ended April 3, 2026 and three months ended April 4, 2025 is affected by the following additional significant items:

Strategic Acquisitions and Divestiture

We complement our organic growth plans with strategic acquisitions and in certain cases strategic divestitures. Acquisitions and divestitures significantly affect our reported results.

On October 7, 2025, we completed the sale of our Dr. Comfort Footcare Solutions U.S. operations of our P&R segment to Promus Equity Partners in an asset deal, with an effective date of October 4th, 2025. The sale includes inventory, machinery and equipment, and intangible assets for consideration of up to $60 million in cash, consisting of an upfront payment of $45 million and up to $15 million payable in the future upon the achievement of certain milestones. The Dr. Comfort Divestiture does not represent a strategic shift that has a major effect on the Company’s operations and financial results and is therefore not presented as a discontinued operation.

Additionally, the Company completed seven transactions in 2025 for $36.9 million total purchase consideration, including deferred consideration and estimated contingent consideration which includes the acquisition of three distributors, two businesses, and two purchases of intellectual property. Of these transactions, three were in the P&R segment and four were in the Recon segment.

Foreign Currency Fluctuations

During the three months ended April 3, 2026, approximately 46% of our sales were derived from operations outside the United States, the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. Dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended April 3, 2026 compared to the three months ended April 4, 2025, fluctuations in foreign currencies increased Net sales by 4.2%, increased Gross profit by approximately 3.8%, and increased operating expenses by approximately 3.9%.

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

Adjusted EBITDA excludes from Net income (loss) the effect of Income (loss) from discontinued operations, net of taxes; Income tax expense (benefit); Other (income) expense, net; non-operating (gain) loss on investments; Interest expense, net; Restructuring and other charges; Medical Device Regulation (“MDR”) fees and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; strategic purchase of economic interest on future royalty payments; and goodwill impairment charges. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and Adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment.

For the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA, for the three months ended April 3, 2026 and April 4, 2025, respectively.

	Three Months Ended
	April 3, 2026			April 4, 2025
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP)(1)			$(8.5)			$(55.7)
Net Loss margin (GAAP)			(1.4)%			(10.0)%
Loss from discontinued operations, net of taxes			—			0.1
Income tax expense (benefit)			9.0			(1.8)
Other (income) expense, net			(3.3)			1.4
Interest expense, net			9.2			9.2
Operating income (loss) (GAAP)	$(4.6)	$11.1	6.5	$(6.9)	$(39.9)	(46.8)
Operating income (loss) margin (GAAP)	(1.7)%	3.5%	1.1%	(2.5)%	(13.9)%	(8.4)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	1.4	1.3	2.7	2.9	1.0	3.9
MDR and other costs (3)(4)	0.7	0.5	1.2	1.4	1.8	3.2
Strategic transaction costs (3)(5)	3.6	7.4	11.0	2.0	10.0	12.1
Stock-based compensation (3)	4.0	4.7	8.7	4.5	2.9	7.4
Depreciation and other amortization	5.1	26.4	31.4	4.2	25.5	29.6
Amortization of acquired intangibles	20.9	21.0	41.9	22.8	19.0	41.8
Purchase of royalty interest(6)	—	—	—	—	35.8	35.8
Adjusted EBITDA (non-GAAP)(7)	$31.1	$72.5	$103.6	$30.9	$56.2	$87.1
Adjusted EBITDA margin (non-GAAP)(7)	11.4%	22.9%	17.6%	11.3%	19.6%	15.6%
(1) Non-operating components of Net income (loss) are not allocated to the segments.
(2) Restructuring charges includes immaterial expenses classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 4, 2025. There were no similar charges for the three months ended April 3, 2026.
(3) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(4) MDR and other costs includes (i) $0.8 million for the three months ended April 3, 2026 and $2.5 million for the three months ended April 4, 2025, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.4 million for the three months ended April 3, 2026 and $0.7 million for the three months ended April 4, 2025, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $7.4 million for the three months ended April 3, 2026 and $8.7 million for the three months ended April 4, 2025 related to non-recurring integration costs associated with the Lima Acquisition, which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company (in each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are non-recurring and not part of our normal business operations); (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $3.4 million for the three months ended April 3, 2026 and $2.9 million for the three months ended April 4, 2025 of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $0.2 million for the three months ended April 3, 2026 and $0.5 million for the three months ended April 4, 2025, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(6) Purchase of royalty interest represents the one-time, up-front expense incurred by the Company to acquire the economic rights to future royalties under product development agreements in connection with the termination of such agreements as part of a strategic shift to a new product development model. The Company believes that excluding the impact of such expense enhances comparability between periods, provides investors with a clear and meaningful view of our underlying business trends and aligns with how management evaluates the ongoing business performance.

(7) For the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, the following non-GAAP measures for the three months ended April 4, 2025 as presented in our Form 10-Q for the period ended April 4, 2025 have been revised to reflect the removal of a $12.1 million adjustment for inventory step-up in connection with acquired businesses: Adjusted EBITDA for our Recon segment has been revised from $68.3 million to $56.2 million, Total Adjusted EBITDA has been revised from $99.2 million to $87.1 million, Adjusted EBITDA margin for our Recon segment has been revised from 23.9% to 19.6%, and Total Adjusted EBITDA margin has been revised from 17.7% to 15.6%.

Total Company

Net Sales

The following table presents the components of change for the three months ended April 3, 2026 compared with the prior period. As noted in the Items Affecting Comparability of Reported Results section above, the three months ended April 3, 2026 include the impact of fewer days as compared to the three months ended April 4, 2025.

	Three Months Ended
	Net Sales	Change %
	(In millions)
For the three months ended April 4, 2025	$558.8
Components of Change:
Existing Businesses(1)	18.4	3.3%
Acquisitions(2)	1.3	0.2%
Divestitures(3)	(12.7)	(2.3)%
Foreign Currency Translation(4)	23.4	4.2%
	30.4	5.4%
For the three months ended April 3 , 2026	$589.2
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions/divestitures, thus providing a measure of change due to factors such as price, product mix and volume.
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

The increase in Net sales during the three months ended April 3, 2026 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments and favorable foreign currency translation offset by fewer calendar days compared to the prior year period and a $12.7 million decrease in sales from the October 2025 divestiture of our Dr. Comfort Footcare Solutions product line in our P&R segment.

Existing business sales in Recon increased $15.8 million the three months ended April 3, 2026, due to higher sales volumes compared to the prior year period driven by broad market strength, offset by fewer calendar days compared to the prior year period.

Existing business sales in P&R increased $2.6 million during the three months ended April 3, 2026, respectively, due to higher sales volumes compared to the prior year period, offset by fewer calendar days compared to the prior year period.

The weakening of the U.S. dollar relative to other currencies resulted in $23.4 million favorable foreign currency translation impacts during the three months ended April 3, 2026.

Operating Results
The following table summarizes our results of continuing operations for the current year and prior year periods.

	Three Months Ended
	April 3, 2026	April 4, 2025
	(Dollars in millions)
Gross profit	$365.5	$332.2
Gross profit margin	62.0%	59.4%
Selling, general and administrative expense	$282.8	$269.0
Research and development expense	$31.5	$28.5
Operating income (loss)	$6.5	$(46.8)
Operating income (loss) margin	1.1%	(8.4)%
Net loss from continuing operations (GAAP)	$(8.4)	$(55.6)
Net loss from continuing operations margin (GAAP)	(1.4)%	(9.9)%
Net loss (GAAP)	$(8.5)	$(55.7)
Net loss margin (GAAP)	(1.4)%	(10.0)%
Adjusted EBITDA (non-GAAP) (1)	$103.6	$87.1
Adjusted EBITDA margin (non-GAAP) (1)	17.6%	15.5%
Items excluded from Adjusted EBITDA:
Restructuring charges (2)	$2.7	$3.9
MDR and other costs	$1.2	$3.2
Strategic transaction costs	$11.0	$12.1
Stock-based compensation	$8.7	$7.4
Depreciation and other amortization	$31.4	$29.6
Amortization of acquired intangibles	$41.9	$41.8
Purchase of royalty interest (3)	$—	$35.8
Interest expense, net	$9.2	$9.2
Other (income) expense, net	$(3.3)	$1.4
Income tax expense (benefit)	$9.0	$(1.8)
(1) For the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the three months ended April 4, 2025 has been revised from $99.2 million, as presented in our Form 10-Q for the period ended April 4, 2025, to $87.1 million, reflecting the removal of a $12.1 million adjustment for inventory step-up in connection with acquired businesses, resulting in a corresponding reduction to Adjusted EBITDA margin for the three months ended April 4, 2025 from 17.7%, as presented in our Form 10-Q for the period ended April 4, 2025, to 15.6%.
(2) Restructuring charges includes immaterial expenses classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended April 4, 2025. There were no similar charges for the three months ended April 3, 2026.
(3) Purchase of royalty interest represents the one-time, up-front expense incurred by the Company to acquire the economic rights to future royalties under product development agreements in connection with the termination of such agreements as part of a strategic shift to a new product development model. The Company believes that excluding the impact of such expense enhances comparability between periods, provides investors with a clear and meaningful view of our underlying business trends and aligns with how management evaluates the ongoing business performance.

Three Months Ended April 3, 2026 Compared to Prior Year

Gross profit increased $33.3 million, or 10.0%, in the three months ended April 3, 2026 compared with the prior year period due to a $30.8 million increase in our Recon segment and a $2.5 million net increase in our P&R segment, net of a decrease from the Dr. Comfort divestiture. The Gross profit increase was attributable to growth in sales volume, improved mix of higher margin products sales, and the decrease of $12.1 million in inventory fair value step-up amortization charges, partially offset by a decrease in gross profit from the October 2025 divestiture of our Dr. Comfort Footcare Solutions product line. Gross profit margin increased by 260 basis points due to the decrease in inventory fair value step-up amortization charges, product mix, and supply chain productivity, partially offset by the impact of tariffs.

Selling, general and administrative expense increased $13.8 million in the three months ended April 3, 2026 compared to the prior year period, primarily due to a $4.6 million increase in commissions on increased sales, increased investment in the business in selling, general and administrative costs of $7.7 million, and a $1.1 million increase in strategic transaction costs driven by acquisition integration costs.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Interest expense, net was flat in the three months ended April 3, 2026 compared to the prior year period due to $2.6 million of interest income from our cross-currency swaps on undesignated derivatives now being presented in Other (income) expense, net in the first quarter of 2026 offset by the lower interest rates in the current year compared to the prior year period.

The effective tax rate for Net loss from continuing operations during the three months ended April 3, 2026 was 1,426.7%, which differs from the 2026 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for the three months ended April 4, 2025 was 3.1%, which differs from the 2025 U.S. federal statutory rate of 21%, primarily due to an increase in valuation allowance on interest limitation carryforwards, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

Net loss and Net loss from continuing operations decreased in the three months ended April 3, 2026 compared with the prior year period, primarily due to the decrease in Purchase of royalty interest and increase in Gross Profit which was partially aided by the decrease in inventory step-up, offset by increases in both selling, general, and administrative expense and research and development costs. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses, partially offset by a net impact of changes in tariffs, which were predominantly enacted after the first quarter of 2025.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(Dollars in millions)
Net sales	$272.0	$272.6
Gross profit	$146.3	$143.8
Gross profit margin	53.8%	52.8%
Selling, general and administrative expenses	$120.8	$115.8
Research and development expense	$7.7	$9.2
Amortization of acquired intangibles	$20.9	$22.8
Restructuring charges	$1.4	$2.9

Operating loss (GAAP)	$(4.6)	$(6.9)
Operating loss margin (GAAP)	(1.7)%	(2.5)%
Adjusted EBITDA (non-GAAP)	$31.1	$30.9
Adjusted EBITDA margin (non-GAAP)	11.4%	11.3%

Three Months Ended April 3, 2026 Compared to Prior Year

Net sales decreased $0.6 million, or 0.2%, in the three months ended April 3, 2026 compared with the prior year period. Sales from existing businesses increased 1.0%. This was driven by volume growth, partially offset by a headwind due to fewer sales days compared to the prior year period. Additionally, the net effect of acquisition and divestiture activity caused a 4.2% decrease in sales primarily due to the Dr. Comfort divestiture. Lastly, foreign currency translations caused a 3.0% favorable increase in net sales during the period. Gross profit increased $2.5 million, net of a decrease from the Dr. Comfort divestiture, and Gross profit margin increased by 100 basis points, primarily due to volume growth and an improved mix of higher margin product sales, partially offset by the net impact of tariffs.

Selling, general and administrative expenses increased slightly as a percentage of net sales while Research and development expense decreased slightly due to the timing of projects and central costs allocated to Recon. Operating loss and Operating loss margin decreased slightly due to the aforementioned higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased slightly due to the increase in gross profit and improved mix of higher margin product sales, partially offset by the timing of the aforementioned net increase in operating expenses and the aforementioned net impact of tariffs.

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

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(Dollars in millions)
Net sales	$317.1	$286.3
Gross profit	$219.2	$188.4
Gross profit margin	69.1%	65.8%
Selling, general and administrative expenses	$162.0	$153.2
Research and development expense	$23.8	$19.3
Amortization of acquired intangibles	$21.0	$19.0
Purchase of royalty interest	$—	$35.8
Restructuring charges	$1.3	$1.0

Operating income (loss) (GAAP)	$11.1	$(39.9)
Operating income (loss) margin (GAAP)	3.5%	(13.9)%
Adjusted EBITDA (non-GAAP)(1)	$72.5	$56.2
Adjusted EBITDA margin (non-GAAP)(1)	22.9%	19.6%
(1) For the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for our Recon segment for the three months ended April 4, 2025 has been revised from $68.3 million, as presented in our Form 10-Q for the period ended April 4, 2025, to $56.2 million, reflecting the removal of a $12.1 million adjustment for inventory step-up in connection with acquired businesses, resulting in a corresponding reduction to Adjusted EBITDA margin for our Recon segment for the three months ended April 4, 2025 from 23.9%, as presented in our Form 10-Q for the period ended April 4, 2025, to 19.6%.

Three Months Ended April 3, 2026 Compared to Prior Year

Net sales increased by $30.8 million, or 10.8%, in the three months ended April 3, 2026 compared with the prior year period. Net sales from existing businesses increased by 5.5%. This was driven by strong volume growth, partially offset by a headwind due to fewer sales days compared to the prior year period. Additionally, foreign currency translations caused a 5.3% favorable increase in net sales during the period. Gross profit increased over the same period, primarily due to higher net sales and a decrease of $12.1 million in inventory fair value step-up amortization charges.

Selling, general and administrative expenses increased by $8.8 million over the same period primarily due to an increase in commissions driven by higher sales and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies.

Operating income increased primarily due to the decrease in Purchase of royalty interest and inventory fair value step-up amortization charges, the aforementioned gross profit increases and a $2.6 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition. Adjusted EBITDA increased primarily due to the aforementioned sales growth and gross profit increase, driven by higher net sales and a decrease of $12.1 million in inventory fair value step-up amortization charges.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings, and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, strategic initiatives, restructuring outflows and other non-routine costs, and interest and principal repayments on our debt. We believe we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of April 3, 2026, the remaining stock repurchase authorization provided by our Board of Directors was $100 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement, which was amended December 8, 2025, consists of a $1.1 billion revolving credit facility (the “Revolver”) with a December 8, 2030 maturity date and a term loan facility with an initial aggregate principal amount of $700 million (the “Term Loan”) (collectively, the “Enovis Credit Agreement”). The Term Loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $8.75 million each quarter, and matures on December 8, 2030. The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the Term Loan) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions. As of April 3, 2026, there was $906 million available on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring us to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 and (ii) a minimum interest coverage ratio of 3.00:1:00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement.

Convertible Notes and Capped Calls

Our $460 million aggregate principal senior unsecured convertible notes were issued in October 2023 via a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024. The 2028 Notes will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted.

We also have privately negotiated capped call transactions entered into at the same time as and with certain of the initial purchasers of the 2028 Notes. The capped call transactions are intended generally to mitigate potential dilution to our common stock upon conversion of any 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap.

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $49.6 million were outstanding as of April 3, 2026.

Cash Flows

As of April 3, 2026, we had $33.1 million of Cash and cash equivalents, a decrease of $3.3 million from the $36.4 million balance as of December 31, 2025. The following table summarizes the change in cash and cash equivalents during the periods indicated:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(Dollars in millions)
Net cash provided by (used in) operating activities	$24.0	$(1.6)
Purchases of property, plant and equipment and intangibles	(52.8)	(43.3)
Payments for acquisitions, net of cash received, and investments	(0.3)	(18.9)
Other investing	—	1.6
Net cash used in investing activities	(53.1)	(60.5)
Net borrowings of debt	27.7	56.6
Other financing	(1.7)	(5.4)
Net cash provided by financing activities	26.0	51.2
Effect of foreign exchange rates on Cash and cash equivalents	(0.1)	1.2
Decrease in Cash and cash equivalents	$(3.3)	$(9.7)

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Strategic transaction costs primarily relate to integration costs of acquired businesses such as the Lima Acquisition. Cash flows provided by operating activities increased $25.6 million year-over-year. This improvement was primarily due to the increase in gross profit, lower strategic transaction costs of $1.1 million, lower interest paid of $0.5 million, lower EU MDR & other costs of $2.0 million and improvement of accounts receivable collections offset by the timing of payables resulting in an increase of $22.9 million in cash related to working capital.

Cash used in investing activities during the three months ended April 3, 2026 was $53.1 million compared to $60.5 million in the prior year period, primarily as a result of increases in capital spending driven by implant instruments that support sales growth in Recon, offset by less payments for acquisitions in 2026 compared to 2025.

Cash flows provided by financing activities during the three months ended April 3, 2026 include $27.7 million of net debt borrowings primarily used for capital expenditures. Cash flows provided by financing activities for the three months ended April 4, 2025 include net debt borrowings of $56.6 million primarily used for bolt-on acquisitions, capital expenditures and operational needs.

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

There have been no significant additions or changes to the methods, estimates and judgments included in “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our 2025 Form 10-K.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of April 3, 2026 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three months ended April 3, 2026 would have increased interest expense for our variable rate-based debt under the Enovis Credit Agreement by approximately $2.1 million.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 3, 2026, approximately 46% of our sales were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. Dollar and Euro than other currencies. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we enter into currency swaps and forward contracts from time to time.

We face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Our cross-currency swap agreements hedge our net investment in our Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. Certain of these cross-currency swap agreements are designated and qualify as net investment hedges of our Swiss Franc net asset position. The effect of a change in currency exchange rates on our investment in Swiss Franc subsidiaries, offset by the unrealized gain or loss on the cross-currency swap investment hedges, is reflected in the Accumulated other comprehensive loss component of Equity. Certain of these cross-currency swap agreements are not designated as net investment hedges, and changes in fair value are recognized in non-operating Other income (expense), net in the Consolidated Statement of Operations. The dedesignation of these agreements as of January 1, 2026 resulted from the aggregate notional amount of designated cross-currency swaps exceeding the Company’s net investment in its Swiss Franc-denominated legal entity and its subsidiaries due to the prior-year goodwill impairment charges. In the event the Company is unable to designate the remaining undesignated cross-currency swap agreements as net investment hedges during 2026, and changes in fair value will continue to be recognized in non-operating Other income (expense), net until such time as hedge designation is achieved.

We face exchange rate risk from intercompany transactions between affiliates. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. Dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar. Similarly, tax costs may increase or decrease as local currencies strengthen or weaken against the U.S. Dollar.

We face exchange rate risk arising from intercompany loan balances between foreign-denominated subsidiaries. Our forward currency contracts with notional amounts of $130.2 million to purchase Euros and sell Swiss Francs and $282.3 million to purchase U.S. dollars and sell Euros, which both mature on July 2, 2026, help to hedge our exposure to currency exchange rate risk arising from intercompany loan balances between foreign-denominated subsidiaries. These forward currency contract agreements were designated and qualified as fair value hedges. The gain or loss on derivative instruments designated as fair value hedges of currency exchange rate risk related to intercompany loan balances is recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. This presentation is consistent with and offsets the recognition of foreign currency gains and losses resulting from the remeasurement of the hedged intercompany loan balances denominated in currencies other than their functional currencies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of April 3, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in “Part I. Item 1A. Risk Factors” of our 2025 Form 10-K and the other information set forth in this Form 10-Q, and the additional information in the other reports we file with the SEC before making an investment decision. If any of the risks contained in those reports actually occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Except as set forth below, there have been no material changes in the risk factors set forth in “Part I. Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended April 3, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.01.3***	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02****	Amended and Restated Bylaws of Enovis Corporation.

10.1*****	Letter Agreement between the Company and Oliver Engert, effective January 5, 2026

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2026 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

****	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.
*****	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Damien McDonald	Chief Executive Officer and Director
Damien McDonald	(Principal Executive Officer)	May 7, 2026

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	May 7, 2026

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	May 7, 2026