Form 10-Q
period 2026-07-03
Enovis CORP
filed 2026-08-06
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-34045
Enovis Corporation
(Exact name of registrant as specified in its charter)

Delaware		54-1887631
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2900 Lake Vista Drive,	Suite 200
Lewisville	Texas	75067
(Address of principal executive offices)		(Zip Code)

(302)	252-9160
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ENOV	New York Stock Exchange
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2026, there were 57,669,494 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net sales	$582,782	$564,545	$1,171,933	$1,123,379
Cost of sales	223,533	229,848	447,199	456,453
Gross profit	359,249	334,697	724,734	666,926
Selling, general and administrative expense	263,730	267,074	546,540	536,093
Research and development expense	31,686	30,700	63,219	59,228
Amortization of acquired intangibles	41,561	42,962	83,465	84,774
Purchase of royalty interest	—	10,041	—	45,818
Restructuring charges	4,859	716	7,567	4,578
Operating income (loss)	17,413	(16,796)	23,943	(63,565)
Interest expense, net	8,038	9,294	17,207	18,482
Other (income) expense, net	1,910	(436)	(1,363)	956
Income (loss) from continuing operations before income taxes	7,465	(25,654)	8,099	(83,003)
Income tax expense	8,501	10,801	17,546	9,032
Net loss from continuing operations	(1,036)	(36,455)	(9,447)	(92,035)
Loss from discontinued operations, net of taxes	—	(93)	(39)	(218)
Net loss	(1,036)	(36,548)	(9,486)	(92,253)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	154	191	468	452
Net loss attributable to Enovis Corporation	$(1,190)	$(36,739)	$(9,954)	$(92,705)
Net income (loss) per share - basic and diluted
Continuing operations	$(0.02)	$(0.64)	$(0.17)	$(1.62)
Consolidated operations	$(0.02)	$(0.64)	$(0.17)	$(1.62)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net loss	$(1,036)	$(36,548)	$(9,486)	$(92,253)
Other comprehensive income (loss):
Foreign currency translation	(7,404)	112,689	(24,785)	217,617
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $—, $12,951, $—, and $(104)	309	(125,399)	6,552	(166,892)
Amounts reclassified from Accumulated other comprehensive income (loss):
Amortization of pension net actuarial loss, net of tax expense (benefit) of $37, $(4), $74, and $(8)	(169)	(13)	(359)	(39)
Reclassification of hedging gain (loss), net of tax expense (benefit) of $—, $187, $—, and $69.	(263)	610	(1,331)	225
Other comprehensive income (loss)	(7,527)	(12,113)	(19,923)	50,911
Comprehensive loss	(8,563)	(48,661)	(29,409)	(41,342)
Less: comprehensive income (loss) attributable to noncontrolling interest	(428)	323	(114)	706
Comprehensive loss attributable to Enovis Corporation	$(8,135)	$(48,984)	$(29,295)	$(42,048)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	July 3, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,563	$36,389
Trade receivables, less allowance for credit losses of $28,184 and $25,609	441,846	442,786
Inventories, net	601,660	584,379
Prepaid expenses	48,505	42,283
Other current assets	110,116	101,222
Total current assets	1,214,690	1,207,059
Property, plant and equipment, net	527,534	507,063
Goodwill	709,853	718,299
Intangible assets, net	1,150,319	1,236,713
Lease asset - right of use	74,836	72,256
Other assets	88,894	93,347
Total assets	$3,766,126	$3,834,737

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$37,388	$35,000
Accounts payable	194,472	187,531
Accrued liabilities	380,191	375,943
Total current liabilities	612,051	598,474
Long-term debt, less current portion	1,247,120	1,261,793
Non-current lease liability	59,160	58,000
Other liabilities	368,630	424,568
Total liabilities	2,286,961	2,342,835
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 57,665,074 and 57,194,781 shares issued and outstanding as of July 3, 2026 and December 31, 2025, respectively	58	57
Additional paid-in capital	3,065,667	3,048,414
Accumulated deficit	(1,477,417)	(1,467,463)
Accumulated other comprehensive loss	(111,241)	(91,363)
Total Enovis Corporation equity	1,477,067	1,489,645
Noncontrolling interest	2,098	2,257
Total equity	1,479,165	1,491,902
Total liabilities and equity	$3,766,126	$3,834,737

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2025	57,194,781	$57	$3,048,414	$(1,467,463)	$(91,363)	$2,257	$1,491,902
Net income (loss)	—	—	—	(8,764)	—	314	(8,450)
Other comprehensive income (loss), net of tax expense of $37	—	—	—	—	(12,396)	—	(12,396)
Payments of tax withholding for stock-based awards	—	—	(943)	—	—	—	(943)
Common stock-based award activity	358,362	1	9,378	—	—	—	9,379
Balance at April 3, 2026	57,553,143	$58	$3,056,849	$(1,476,227)	$(103,759)	$2,571	$1,479,492
Net income (loss)	—	—	—	(1,190)	—	154	(1,036)
Distributions to noncontrolling owners	—	—	—	—	—	(582)	(582)
Other comprehensive income (loss), net of tax expense of $37	—	—	—	—	(7,482)	(45)	(7,527)
Payments of tax withholding for stock-based awards	—	—	(530)	—	—	—	(530)
Common stock-based award activity	111,931	—	9,348	—			9,348
Balance at July 3, 2026	57,665,074	$58	$3,065,667	$(1,477,417)	$(111,241)	$2,098	$1,479,165

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	55,876,517	$56	$2,973,121	$(283,023)	$(127,892)	$2,067	$2,564,329
Net income (loss)	—	—	—	(55,966)	—	261	(55,705)
Other comprehensive income, net of tax benefit of $(13,185)	—	—	—	—	62,902	122	63,024
Common stock issued for acquisition	971,343	1	44,409	—	—	—	44,410
Payments of tax withholding for stock-based awards	—	—	(3,447)	—	—	—	(3,447)
Common stock-based award activity	270,781		7,607	—	—	—	7,607
Balance at April 4, 2025	57,118,641	$57	$3,021,690	$(338,989)	$(64,990)	$2,450	$2,620,218
Net income (loss)	—	—	—	(36,739)	—	191	(36,548)
Other comprehensive loss, net of tax benefit of $13,124	—	—	—	—	(12,245)	132	(12,113)
Common stock-based award activity	40,837	—	9,403	—	—	—	9,403
Balance at July 4, 2025	57,159,478	$57	$3,031,093	$(375,728)	$(77,235)	$2,773	$2,580,960

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 3, 2026	July 4, 2025
Cash flows from operating activities:
Net loss	$(9,486)	$(92,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	144,381	142,986
Stock-based compensation expense	17,718	16,075
Non-cash interest expense	3,506	3,203
Fair value loss on contingent acquisition shares	—	1,787
Deferred income tax benefit	(42,200)	(3,673)
Loss on sale of property, plant and equipment	768	848
Changes in operating assets and liabilities:
Trade receivables, net	(3,263)	(20,824)
Inventories, net	(21,742)	(57,282)
Accounts payable	4,980	23,161
Other operating assets and liabilities	4,321	32,145
Net cash provided by operating activities	98,983	46,173
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(96,699)	(87,631)
Payments for acquisitions, net of cash received, and investments	(1,407)	(24,290)
Cash received upon settlement of derivatives	—	1,601
Net cash used in investing activities	(98,106)	(110,320)
Cash flows from financing activities:
Repayments of borrowings under term credit facility	(17,500)	(10,000)
Proceeds from borrowings on revolving credit facilities and other	104,388	127,000
Repayments of borrowings on revolving credit facilities and other	(101,897)	(54,995)
Payments of tax withholding for stock-based awards	(1,473)	(3,447)
Proceeds from issuance of common stock, net	1,008	1,129
Deferred consideration payments and other	(9,068)	(2,265)
Net cash provided by (used in) financing activities	(24,542)	57,422
Effect of foreign exchange rates on Cash and cash equivalents	(161)	2,632
Decrease in Cash and cash equivalents	(23,826)	(4,093)
Cash and cash equivalents, beginning of period	36,389	48,167
Cash and cash equivalents, end of period	$12,563	$44,074

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
(Unaudited)

3. Acquisitions, Investments, and Divestitures

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

The business combination acquisitions are accounted for under the acquisition method of accounting, and accordingly, the Consolidated Financial Statements include the financial position and results of operations from the acquisition dates. The Company recorded approximately $20.7 million in definite-lived intangible assets associated with the business combination acquisitions. The accounting for these business combinations has been finalized, and the assets and liabilities acquired are no longer subject to adjustment. The intellectual property acquisitions are accounted for as asset acquisitions. The Company also recorded an additional $16.3 million in definite-lived intangible assets associated with its asset acquisitions.

2025 Divestiture

On October 7, 2025, the Company completed the divestiture of the Dr. Comfort Footcare Solutions product line of the Company’s P&R segment to Promus Equity Partners in an asset transaction that included inventory, machinery and equipment, and intangible assets for consideration of up to $60.0 million in cash, consisting of an upfront payment of $45.0 million and up to $15.0 million payable in the future upon the achievement of certain milestones (the “Dr. Comfort Divestiture”). The intangibles included all trademarks and technology of Dr. Comfort as well as U.S. customer relationships. The Dr. Comfort Divestiture does not represent a strategic shift that has a major effect on the Company’s operations and financial results and is therefore not presented as a discontinued operation.

Investments

As of July 3, 2026, the balance of investments held by the Company without readily determinable fair values was $23.7 million. The majority of these investments are carried at cost less impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

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

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$127,610	$120,850	$242,493	$235,936
U.S. Other P&R (1)	59,637	70,823	115,499	137,445
International P&R	101,001	98,897	202,274	189,773
Total Prevention & Recovery	288,248	290,570	560,266	563,154
Reconstructive:
U.S. Recon	137,829	129,493	287,037	267,370
International Recon	156,705	144,482	324,630	292,855
Total Reconstructive	294,534	273,975	611,667	560,225
Total	$582,782	$564,545	$1,171,933	$1,123,379
(1) The three and six months ended July 4, 2025 include $14.4 million and $27.2 million, respectively, of sales from the October 2025 divestiture of the Company’s Dr. Comfort Footcare Solutions product line.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 3, 2026
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions, and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$25,609	$5,477	$(2,633)	$(269)	$28,184

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(1,190)	$(36,646)	$(9,915)	$(92,487)
Weighted-average shares of Common stock outstanding – basic	57,600,973	57,133,472	57,455,440	56,959,884
Net income (loss) per share from continuing operations – basic	$(0.02)	$(0.64)	$(0.17)	$(1.62)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$(1,190)	$(36,646)	$(9,915)	$(92,487)
Weighted-average shares of Common stock outstanding – basic	57,600,973	57,133,472	57,455,440	56,959,884
Net effect of potentially dilutive securities - stock options and restricted stock units	—	—	—	—
Weighted-average shares of Common stock outstanding – diluted	57,600,973	57,133,472	57,455,440	56,959,884
Net income (loss) per share from continuing operations – diluted	$(0.02)	$(0.64)	$(0.17)	$(1.62)
(1) Net income (loss) from continuing operations attributable to Enovis Corporation for the respective periods is calculated using Net income (loss) from continuing operations less net income attributable to noncontrolling interest from continuing operations - net of taxes.

The following table presents the potentially dilutive shares of Common stock from stock-based compensation awards excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share (“Anti-dilutive shares”):

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Anti-dilutive shares	2,304,931	2,120,049	2,303,147	1,993,752

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Income Taxes

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands)
Income (loss) from continuing operations before income taxes	$7,465	$(25,654)	$8,099	$(83,003)
Income tax expense	$8,501	$10,801	$17,546	$9,032

The effective tax rate for the three and six months ended July 3, 2026 was higher than the 2026 federal statutory rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the three and six months ended July 4, 2025 differs from the 2025 U.S. federal statutory rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, which had a significant impact on the effective tax rate. Additionally, non-deductible expenses and U.S. taxation on international operations also contributed to the rate difference. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of July 3, 2026, the remaining stock repurchase authorization provided by the Board of Directors was $100 million. The timing, amount and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the six months ended July 3, 2026 and July 4, 2025. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2026	$9,856	$81,624	$(182,843)	$(91,363)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(162)	(24,578)	—	(24,740)
Gain on hedge activity	—	—	6,552	6,552
Other comprehensive income (loss) before reclassifications	(162)	(24,578)	6,552	(18,188)
Amounts reclassified from Accumulated other comprehensive income (loss)	(359)	—	(1,331)	(1,690)
Net Other comprehensive income (loss)	(521)	(24,578)	5,221	(19,878)
Balance at July 3, 2026	$9,335	$57,046	$(177,622)	$(111,241)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2025	$8,412	$(113,664)	$(22,640)	$(127,892)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	18	—	—	18
Foreign currency translation adjustment	1,159	216,203	—	217,362
Loss on hedge activity	—	—	(166,891)	(166,891)
Other comprehensive income (loss) before reclassifications	1,177	216,203	(166,891)	50,489
Amounts reclassified from Accumulated other comprehensive income (loss)	(57)	—	225	168
Net Other comprehensive income (loss)	1,120	216,203	(166,666)	50,657
Balance at July 4, 2025	$9,532	$102,539	$(189,306)	$(77,235)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Inventories, Net

Inventories, net consisted of the following:

	July 3, 2026	December 31, 2025
	(In thousands)
Raw materials	$109,389	$120,634
Work in process	56,033	54,895
Finished goods	518,230	497,568
	683,652	673,097
Less: Allowance for excess, slow-moving and obsolete inventory	(81,992)	(88,718)
	$601,660	$584,379

9. Debt

Long-term debt consisted of the following:

	July 3, 2026	December 31, 2025
	(In thousands)
Term loan	$670,559	$687,697
Senior unsecured convertible notes	453,407	451,938
Revolving credit facilities and other	160,542	157,158
Total debt	1,284,508	1,296,793
Less: current portion	(37,388)	(35,000)
Long-term debt	$1,247,120	$1,261,793

Term Loan and Revolving Credit Facility

The Company’s credit agreement, which was amended December 8, 2025, consists of a $1.1 billion revolving credit facility (the “Revolver”) with a December 8, 2030 maturity date and a term loan facility with an initial aggregate principal amount of $700 million (the “Term Loan”) (collectively, the “Enovis Credit Agreement”). The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the Term Loan) are guaranteed and secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions.

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of July 3, 2026, the Company was in compliance with the covenants under the Enovis Credit Agreement.

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

As of July 3, 2026, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 5.19% excluding accretion of deferred financing fees, and there was $942 million available on the Revolver.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Convertible Notes and Capped Calls

The Company has $460 million aggregate principal senior unsecured convertible notes that were issued in October 2023 via a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the six months ended July 3, 2026, the interest expense on the 2028 Notes was $10.4 million, including $9.0 million based upon the coupon rate and $1.4 million from accretion of the discount.

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million, of which $2.4 million was drawn and $27.6 million was available as of July 3, 2026. Total letters of credit and surety bonds of $48.4 million were outstanding as of July 3, 2026.

Deferred Financing Fees

As of July 3, 2026, the Company has $5.0 million in deferred financing fees included in Other assets related to the Revolver and $9.8 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the Term Loan and the 2028 Notes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	July 3, 2026	December 31, 2025
	(In thousands)
Accrued compensation and related benefits	$96,123	$105,112
Accrued taxes	71,065	27,178
Derivative liability – current portion	48,048	51,485
Accrued third-party commissions	35,679	38,174
Lease liability – current portion	25,380	24,742
Accrued rebates	22,635	31,033
Accrued professional fees	13,738	11,495
Accrued interest	5,212	4,193
Deferred and contingent consideration – current portion	4,461	8,873
Customer advances and billings in excess of costs incurred	5,265	6,495
Accrued restructuring liability	4,772	7,975
Accrued freight	6,024	4,876
Accrued royalties	4,606	4,990
Purchase of royalty interest – current portion	4,283	6,430
Warranty liability	2,901	2,621
Other	29,999	40,271
	$380,191	$375,943

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Six Months Ended July 3, 2026
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring charges:
Termination benefits(1)	$7,975	$2,082	$(5,283)	$(3)	$4,772
Facility closure costs and other(2)	—	5,485	(5,485)	—	—
Total (3)	$7,975	$7,567	$(10,768)	$(3)	$4,772
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of office sites, shared service centers, and manufacturing facilities.
(3) For the six months ended July 3, 2026, $5.3 million and $2.3 million of the Company’s total provisions were related to the P&R and Recon segments, respectively.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the outstanding balances under the Enovis Credit Agreement, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the Term Loan, and the Revolver, was $1.3 billion and $1.3 billion as of July 3, 2026 and December 31, 2025, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of July 3, 2026, the Company held $4.9 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is $1.4 million to $4.9 million. The one contingent consideration arrangement that previously had no limit was settled and amended to a fixed limit as of July 3, 2026 and no other unlimited arrangements exist. In the second quarter of 2026, the Company settled contingent consideration related to the 2022 acquisition of Kico Knee Innovation Company Pty Limited and made a payment of $5.7 million. The settlement also resulted in a $5.7 million non-cash gain upon the reversal of a portion of the contingent consideration liability.

There were no transfers in or out of Level One, Two or Three during the six months ended July 3, 2026.

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level Three	$15,699	$—	$(5,712)	$—	$(5,723)	$624	$4,888

Purchase of royalty interest liability

In the first and second quarters of 2025, the Company entered into agreements to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements related to certain of the Company’s U.S. Reconstructive products. The aggregate gross buyout amount under such agreements is $56.5 million, payable over nine years. The Company recorded charges to the Condensed Consolidated Statements of Operations of $45.8 million in the year ended December 31, 2025, representing the discounted liability upon entering the agreements. As of July 3, 2026, the

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

outstanding discounted liability under these agreements due within the next twelve months is $4.3 million, which is recorded in Accrued liabilities, and the non-current portion is $31.1 million, which is recorded in Other liabilities on the Condensed Consolidated Balance Sheet. In the six months ended July 3, 2026 and July 4, 2025, the Company made payments of $4.3 million and $2.9 million, respectively, which are reflected in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of July 3, 2026 and December 31, 2025 the fair value of these plans were $21.5 million and $19.9 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

Forward Currency Contracts

The Company’s objective in using forward currency contracts is to add stability to the Company’s earnings and to protect the U.S. Dollar value of forecasted transactions. To accomplish this objective, the Company entered into forward currency contract agreements between the U.S. Dollar and the Mexican Peso as part of its risk management strategy. At December 31, 2025, the Company’s Mexican Peso forward currency contracts were fully settled and there were no notional amounts outstanding as of July 3, 2026. These forward currency contract agreements were designated and qualified as cash flow hedges.

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

During the three and six months ended July 3, 2026, the Company recognized a gain of $0.3 million and $1.3 million, respectively, in Cost of Sales on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges that previously settled in the fourth quarter of 2025. At July 4, 2025, the Company’s forward currency contracts had a Mexican Peso notional amount of approximately $506.0 million and a U.S. Dollar aggregate notional amount of $24.7 million. During the three and six months ended July 4, 2025, the Company recognized a realized loss of $0.3 million and $1.5 million, respectively, in Cost of Sales on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges.

The Company also entered into forward currency contracts on February 19, 2026 for the purpose of managing its exposure to currency exchange rate risk arising from intercompany loan balances between foreign-denominated subsidiaries (the “February 2026 forwards”). The February 2026 forwards were designated and qualified as fair value hedges and matured on July 2, 2026. During the three and six months ended July 3, 2026, the Company recognized a net gain of $5.0 million and $12.7 million, respectively, in Selling, general, and administrative expense on its Consolidated Statements of Operations related to the effect of exchange rate movements on its forward currency contract derivatives.

The Company entered into new forward currency contracts during the second quarter of 2026 for the purpose of managing its exposure to currency exchange rate risk arising from intercompany loan balances between foreign-denominated subsidiaries. As of July 3, 2026, the outstanding forward currency contracts, which mature on April 15, 2027, have notional amounts of $150.1 million to purchase U.S. Dollars and sell Euros and $153.0 million to purchase U.S. Dollars and sell Swiss Francs. These contracts were designated and qualified as fair value hedges as of July 3, 2026.

Cross-currency Swap Contracts

The Company has cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated legal entity and its subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. Certain of these cross-currency swap agreements are designated and qualified as net investment hedges. As of July 3, 2026, the designated cross-currency swap agreements had an aggregate Swiss Franc notional amount of approximately CHF 1.1 billion and an aggregate U.S. Dollar notional amount of $1.4 billion. The remaining cross-currency swap agreements were not designated as hedging instruments and had an aggregate Swiss Franc notional amount of CHF 81.4 million and an aggregate U.S. Dollar notional amount of $101.3 million as of July 3, 2026. Both the designated and undesignated cross-currency swap agreements are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

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

The Company recognized interest income on its designated cross-currency swap agreements of $10.5 million and $20.5 million for the three and six months ended July 3, 2026 and $12.0 million and $24.3 million for three and six months ended July 4, 2025, respectively, which is included within Interest expense, net in the Condensed Consolidated Statements of Operations, consistent with the accounting for designated derivative instruments.

As of January 1, 2026, three cross-currency swap agreements previously designated as net investment hedges, with an aggregate Swiss Franc notional amount of CHF 273.0 million were dedesignated. The dedesignation resulted from the aggregate notional amount of designated cross-currency swaps exceeding the Company’s net investment in its Swiss Franc-denominated legal entity and its subsidiaries due to the prior-year goodwill impairment charges.

In February 2026, the Company partially reduced the excess of the cross-currency swap notional amount relative to the hedge of net investment through a legal entity restructuring. As of April 4, 2026 two of the undesignated agreements were able to be re-designated as net investment hedges, with an aggregate Swiss Franc notional amount of CHF136.5 million.

For the cross-currency swap agreements that are not designated as net investment hedges, changes in fair value are recognized in non-operating Other income (expense), net in the Consolidated Statement of Operations. For the three and six months ended July 3, 2026, the Company recognized a mark-to-market fair value loss of $2.2 million and $1.9 million, respectively, and received $1.4 million and $3.7 million cash interest benefit related to its undesignated cross-currency swap agreements, which are both presented within Other income (expense), net in the Consolidated Statement of Operations, consistent with the accounting for undesignated derivative instruments.

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

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three and six months ended July 3, 2026 and July 4, 2025:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands)
Gain (loss) on cross-currency swaps	$309	$(115,070)	$6,552	$(173,005)
Gain (loss) on forward currency contracts	(305)	3,420	(1,331)	6,303
	$4	$(111,650)	$5,221	$(166,702)

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of July 3, 2026 and December 31, 2025:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	July 3, 2026	December 31, 2025
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$—	$—
Cross-currency swaps	Other current assets	32,705	34,176
		32,705	34,176
Non-Designated Hedging Instruments
Cross-currency swaps	Other current assets	$3,314	$—
Total Derivative Assets		$36,019	$34,176

Derivative Liabilities
Designated Hedging Instruments
Forward currency contracts	Accrued liabilities	$1,681	$—
Cross-currency swaps	Accrued liabilities	49,649	51,485
Cross-currency swaps	Other long-term liabilities	151,754	170,666
		$203,084	$222,151
Non-Designated Hedging Instruments
Cross-currency swaps	Other long-term liabilities	$15,068	$—
Total Derivative Liabilities		$218,152	$222,151

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

For the three and six months ended July 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands)
Prevention & Recovery:
Net sales	$288,248	$290,570	$560,266	$563,154
Segment cost of sales	124,094	131,336	249,851	260,100
Segment research and development	7,706	9,669	15,453	18,910
Segment operating expense	111,250	107,523	223,720	215,367
Total segment expenses	243,050	248,528	489,024	494,377
Add: Depreciation	5,129	4,689	10,194	8,857
Adjusted EBITDA (non-GAAP)	$50,327	$46,731	$81,436	$77,634

Reconstructive:
Net sales	$294,534	$273,975	$611,667	$560,225
Segment cost of sales	98,873	97,750	196,208	195,024
Segment research and development	23,980	21,031	47,766	40,318
Segment operating expense	141,376	134,729	290,659	273,666
Total segment expenses	264,229	253,510	534,633	509,008
Add: Depreciation	23,689	23,957	49,418	49,354
Adjusted EBITDA (non-GAAP)(1)	$53,994	$44,422	$126,452	$100,571

Total:
Net Sales	$582,782	$564,545	$1,171,933	$1,123,379
Adjusted EBITDA (non-GAAP) (1)	$104,321	$91,153	$207,888	$178,205
(1) In conjunction with our Form 10-Q filing for the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the three and six months ended July 4, 2025 has been revised from $97.2 million and $196.3 million, as presented in our Form 10-Q for the period ended July 4, 2025, to $91.2 million and $178.2 million, respectively, reflecting the removal of a $6.0 million and $18.1 million adjustment for inventory step-up in connection with acquired businesses. Adjusted EBITDA for our Recon segment for the three and six months ended July 4, 2025 has also been revised from $50.4 million and $118.7 million , as presented in our Form 10-Q for the period ended July 4, 2025, to $44.4 million and $100.6 million, respectively, reflecting the removal of the same $6.0 million and $18.1 million adjustment for inventory step-up in connection with acquired businesses from the prior period.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands)
Net Loss (GAAP)	$(1,036)	$(36,548)	$(9,486)	$(92,253)
Loss from discontinued operations, net of taxes	—	93	39	218
Income tax expense (benefit)	8,501	10,801	17,546	9,032
Restructuring charges(1)	4,859	920	7,567	4,829
MDR and other costs (2)	710	3,320	1,904	6,558
Strategic transaction costs (3)	1,408	13,450	12,440	25,504
Stock-based compensation	8,902	8,668	17,652	16,075
Depreciation and other amortization	29,468	28,588	60,917	58,212
Amortization of acquired intangibles	41,561	42,962	83,465	84,774
Purchase of royalty interest (5)	—	10,041	—	45,818
Interest expense, net	8,038	9,294	17,207	18,482
Other (income) expense, net (4)	1,910	(436)	(1,363)	956
Adjusted EBITDA (non-GAAP) (6)	$104,321	$91,153	$207,888	$178,205
(1) Restructuring charges reflect costs associated with the Company’s restructuring programs to reduce the structural costs of the Company. For further information, see Note 10, “Accrued Liabilities - Accrued Restructuring Liability.” Includes expenses of $0.2 million and $0.3 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2025, respectively. There were no similar charges for the three and six months ended July 3, 2026.
(2) MDR and other costs includes (i) $0.4 million and $1.2 million for the three and six months ended July 3, 2026 and $2.8 million and $5.4 million for the three and six months ended July 4, 2025, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.3 million and $0.7 million for the three and six months ended July 3, 2026 and $0.4 million and $1.1 million for the three and six months ended July 4, 2025, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Strategic transaction costs includes: (i) $4.7 million and $11.7 million for the three and six months ended July 3, 2026 and $7.8 million and $16.5 million for the three and six months ended July 4, 2025, respectively, related to non-recurring integration costs associated with the Lima Acquisition which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company. In each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are non-recurring and not part of our normal business operations; (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $(3.5) million and $0.3 million for the three and six months ended July 3, 2026 and $5.4 million and $8.2 million for the three and six months ended July 4, 2025, including a $5.7 million non-cash gain upon the reversal of a portion of a contingent consideration liability (See Note 11, “Financial Instruments and Fair Value Measurements” for additional information), partially offset by non-recurring (non-Lima) acquisition integration costs and other non-recurring project costs for global ERP rationalization and shared service center start-up, and (iii) $0.2 million and $0.4 million for the three and six months ended July 3, 2026 and $0.3 million and $0.8 million for the three and six months ended July 4, 2025, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
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
(6) In conjunction with our Form 10-Q filing for the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the three and six months ended July 4, 2025 has been revised from $97.2 million and $196.3 million, respectively, as presented in our Form 10-Q for the period ended July 4, 2025, to $91.2 million and $178.2 million, reflecting the removal of a $6.0 million and $18.1 million, respectively, adjustment for inventory step-up in connection with acquired businesses.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s total assets and capital expenditures by segment were as follows:

	July 3, 2026	December 31, 2025
	(In thousands)
Total assets (1):
Prevention & Recovery	$1,420,223	$1,474,243
Reconstructive	2,345,903	2,360,494
Total	$3,766,126	$3,834,737
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands)
Capital expenditures (2):
Prevention & Recovery	$7,106	$5,542	$14,307	$14,335
Reconstructive	36,789	38,827	82,392	73,296
Total capital expenditures	$43,895	$44,369	$96,699	$87,631
(2) Includes allocation of capital expenditures from certain corporate/centrally managed functions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2026 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the six months ended July 3, 2026 to the prior periods in 2025 is affected by fewer days as compared to the six months ended July 4, 2025.

Additionally, the comparability of our operating results for the six months ended July 3, 2026 and six months ended July 4, 2025 is affected by the following additional significant items:

Strategic Acquisitions and Divestiture

We complement our organic growth plans with strategic acquisitions and in certain cases strategic divestitures. Acquisitions and divestitures can significantly affect our reported results.

On October 7, 2025, we completed the sale of our Dr. Comfort Footcare Solutions U.S. operations of our P&R segment to Promus Equity Partners in an asset deal, with an effective date of October 4, 2025. The sale includes inventory, machinery and equipment, and intangible assets for consideration of up to $60 million in cash, consisting of an upfront payment of $45 million and up to $15 million payable in the future upon the achievement of certain milestones. The Dr. Comfort Divestiture does not represent a strategic shift that has a major effect on the Company’s operations and financial results and is therefore not presented as a discontinued operation.

Additionally, the Company completed seven transactions in 2025 for $36.9 million total purchase consideration, including deferred consideration and estimated contingent consideration which includes the acquisition of three distributors, two businesses, and two purchases of intellectual property. Of these transactions, three were in the P&R segment and four were in the Recon segment.

Foreign Currency Fluctuations

During the three and six months ended July 3, 2026, approximately 44% and 45% of our sales, respectively, were derived from operations outside the United States, the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. Dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended July 3, 2026 compared to the three months ended July 4, 2025, fluctuations in foreign currencies increased Net sales by 1.0%, increased Gross profit by approximately 0.6%, and increased operating expenses by approximately 0.9%. For the six months ended July 3, 2026 compared to the six months ended July 4, 2025, fluctuations in foreign currencies increased Net sales by 2.6%, increased Gross profit by approximately 2.2%, and increased operating expenses by approximately 2.4%.

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

Adjusted EBITDA excludes from Net income (loss) the effect of Income (loss) from discontinued operations, net of taxes; Income tax expense (benefit); Other (income) expense, net; non-operating (gain) loss on investments; Interest expense, net; Restructuring; Medical Device Regulation (“MDR”) fees and other costs; strategic transaction costs; stock-based compensation; depreciation and other amortization; acquisition-related intangible asset amortization; strategic purchase of economic interest on future royalty payments; and goodwill impairment charges. We also present Adjusted EBITDA and Adjusted EBITDA margin by operating segment, which are subject to the same adjustments. Operating income (loss), adjusted EBITDA and Adjusted EBITDA margins at the operating segment level also include allocations of certain central function expenses not directly attributable to either operating segment.

For the three and six months ended July 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA, for the three and six months ended July 3, 2026 and July 4, 2025, respectively.

	Three Months Ended
	July 3, 2026			July 4, 2025
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP) (1)			$(1.0)			$(36.5)
Net Loss margin (GAAP)			(0.2)%			(6.5)%
Loss from discontinued operations, net of taxes			—			0.1
Income tax expense			8.5			10.8
Other (income) expense, net			1.9			(0.4)
Interest expense, net			8.0			9.3
Operating income (loss) (GAAP)	$15.1	$2.3	17.4	$9.3	$(26.1)	(16.8)
Operating income (loss) margin (GAAP)	5.2%	0.8%	3.0%	3.2%	(9.5)%	(3.0)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	3.9	0.9	4.9	0.7	0.3	0.9
MDR and other costs (2)(4)	0.3	0.5	0.7	1.4	1.8	3.3
Strategic transaction costs (2)(5)	1.1	0.3	1.4	2.1	11.4	13.5
Stock-based compensation (2)	4.0	4.9	8.9	5.2	3.4	8.7
Depreciation and other amortization	5.1	24.3	29.5	4.7	23.9	28.6
Amortization of acquired intangibles	20.7	20.8	41.6	23.3	19.7	43.0
Purchase of royalty interest (6)	—	—	—	—	10.0	10.0
Adjusted EBITDA (non-GAAP) (7)	$50.3	$54.0	$104.3	$46.7	$44.4	$91.2
Adjusted EBITDA margin (non-GAAP) (7)	17.5%	18.3%	17.9%	16.1%	16.2%	16.2%
(1) Non-operating components of Net income (loss) are not allocated to the segments.
(2) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(3) Restructuring charges reflect costs associated with the Company’s restructuring programs to reduce the structural costs of the Company. For further information, see Note 10, “Accrued Liabilities - Accrued Restructuring Liability.” Includes expenses of $0.3 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended July 4, 2025. There were no similar charges for the three months ended July 3, 2026.
(4) MDR and other costs includes (i) $0.4 million for the three months ended July 3, 2026 and $2.8 million for the three months ended July 4, 2025, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.3 million for the three months ended July 3, 2026 and $0.4 million for the three months ended July 4, 2025, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $4.7 million for the three months ended July 3, 2026 and $7.8 million for the three months ended July 4, 2025 related to non-recurring integration costs associated with the Lima Acquisition, which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company (in each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are non-recurring and not part of our normal business operations); (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $(3.5) million for the three months ended July 3, 2026 and $5.4 million for the three months ended July 4, 2025 , including a $5.7 million non-cash gain upon the reversal of a portion of a contingent consideration liability (See Note 11, “Financial Instruments and Fair Value Measurements” for additional information), partially offset by non-recurring (non-Lima) acquisition integration costs and other non-recurring project costs for global ERP rationalization and shared service center start-up, and (iii) $0.2 million for the three months ended July 3, 2026 and $0.3 million for the three months ended July 4, 2025, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
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

(7) In conjunction with our Form 10-Q filing for the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, the following non-GAAP measures for the three months ended July 4, 2025 as presented in our Form 10-Q for the period ended July 4, 2025 have been revised to reflect the removal of a $6.0 million adjustment for inventory step-up in connection with acquired businesses: Adjusted EBITDA for our Recon segment has been revised from $50.4 million to $44.4 million, Total Adjusted EBITDA has been revised from $97.2 million to $91.2 million, Adjusted EBITDA margin for our Recon segment has been revised from 18.4% to 16.2%, and Total Adjusted EBITDA margin has been revised from 17.2% to 16.2%.

	Six Months Ended
	July 3, 2026			July 4, 2025
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net Loss (GAAP) (1)			$(9.5)			$(92.3)
Net Loss margin (GAAP)			(0.8)%			(8.2)%
Loss from discontinued operations, net of taxes			—			0.2
Income tax expense			17.5			9.0
Other (income) expense, net			(1.4)			1.0
Interest expense, net			17.2			18.5
Operating income (loss) (GAAP)	$10.6	$13.4	23.9	$2.4	$(65.9)	(63.6)
Operating income (loss) margin (GAAP)	1.9%	2.2%	2.0%	0.4%	(11.8)%	(5.7)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	5.3	2.3	7.6	3.5	1.3	4.8
MDR and other costs (2)(4)	0.9	1.0	1.9	2.8	3.6	6.5
Strategic transaction costs (2)(5)	4.7	7.7	12.4	4.1	21.4	25.5
Stock-based compensation (2)	8.1	9.6	17.7	9.8	6.3	16.1
Depreciation and other amortization	10.2	50.7	60.9	8.9	49.4	58.3
Amortization of acquired intangibles	41.7	41.8	83.5	46.1	38.7	84.8
Purchase of royalty interest (6)	—	—	—	—	45.8	45.8
Adjusted EBITDA (non-GAAP) (7)	$81.4	$126.5	$207.9	$77.6	$100.6	$178.2
Adjusted EBITDA margin (non-GAAP) (7)	14.5%	20.7%	17.7%	13.8%	18.0%	15.9%
(1) Non-operating components of Net loss are not allocated to the segments.
(2) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(3) Restructuring charges reflect costs associated with the Company’s restructuring programs to reduce the structural costs of the Company. For further information, see Note 10, “Accrued Liabilities - Accrued Restructuring Liability.” Includes expenses of $0.3 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the six months ended July 4, 2025. There were no similar charges for the six months ended July 3, 2026.
(4) MDR and other costs includes (i) $1.2 million for the six months ended July 3, 2026 and $5.4 million for the six months ended July 4, 2025, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.7 million for the six months ended July 3, 2026 and $1.1 million for the six months ended July 4, 2025, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $11.7 million for the six months ended July 3, 2026 and $16.5 million for the six months ended July 4, 2025, respectively, related to non-recurring integration costs associated with the Lima Acquisition, which includes payroll and retention costs for roles to be eliminated or that are dedicated to integration activities, professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling, and integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $0.3 million for the six months ended July 3, 2026 and $8.2 million for the six months ended July 4, 2025, respectively, of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, and (iii) $0.4 million for the six months ended July 3, 2026 and $0.8 million for the six months ended July 4, 2025, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
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
(7) In conjunction with our Form 10-Q filing for the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, the following non-GAAP measures for the six months ended July 4, 2025 as presented in our Form 10-Q for the period ended July 4, 2025 have been revised to reflect the removal of a $18.1 million adjustment for inventory step-up in connection with acquired businesses: Adjusted EBITDA for our Recon segment has been revised from $118.7 million to $100.6 million, Total Adjusted EBITDA has been revised from $196.3 million to $178.2 million, Adjusted EBITDA margin for our Recon segment has been revised from 21.2% to 18.0%, and Total Adjusted EBITDA margin has been revised from 17.5% to 15.9%.

Total Company - Net Sales

The following table presents the components of change for the three and six months ended July 3, 2026 compared with the prior period. As noted in the Items Affecting Comparability of Reported Results section above, the six months ended July 3, 2026 include the impact of fewer days as compared to the six months ended July 4, 2025.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(In millions)
For the period ended July 4, 2025	$564.5		$1,123.4
Components of Change:
Existing Businesses(1)	27.3	4.8%	45.6	4.1%
Acquisitions(2)	—	—%	1.3	0.1%
Divestitures(3)	(14.4)	(2.6)%	(27.2)	(2.4)%
Foreign Currency Translation(4)	5.4	1.0%	28.8	2.6%
	18.3	3.2%	48.5	4.3%
For the period ended July 3 , 2026	$582.8		$1,171.9
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

The increase in Net sales during the three months ended July 3, 2026 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments and favorable foreign currency translation offset by a $14.4 million decrease in sales from the October 2025 divestiture of our Dr. Comfort Footcare Solutions product line in our P&R segment.

The increase in Net sales during the six months ended July 3, 2026 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments and favorable foreign currency translation offset by fewer sales days compared to the prior year period and a $27.2 million decrease in sales from the October 2025 divestiture of our Dr. Comfort Footcare Solutions product line in our P&R segment.

Existing business sales in Recon increased $17.2 million and $33.0 million during the three and six months ended July 3, 2026, respectively, due to higher sales volumes compared to the prior year period driven by broad market strength, offset by fewer calendar days in the first quarter of 2026 compared to the prior year period.

Existing business sales in P&R increased $10.0 million and $12.6 million during the three and six months ended July 3, 2026, respectively, due to higher sales volumes compared to the prior year period, offset by fewer calendar days in the first quarter of 2026 compared to the prior year period.

The weakening of the U.S. dollar relative to other currencies resulted in $5.4 million and $28.8 million favorable foreign currency translation impacts during the three and six months ended July 3, 2026, respectively.

Operating Results

The following table summarizes our results of continuing operations for the current year and prior year periods.

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(Dollars in millions)
Gross profit	$359.2	$334.7	$724.7	$666.9
Gross profit margin	61.6%	59.3%	61.8%	59.4%
Selling, general and administrative expense	$263.7	$267.1	$546.5	$536.1
Research and development expense	$31.7	$30.7	$63.2	$59.2
Operating income (loss)	$17.4	$(16.8)	$23.9	$(63.6)
Operating income (loss) margin	3.0%	(3.0)%	2.0%	(5.7)%
Net loss from continuing operations (GAAP)	$(1.0)	$(36.5)	$(9.4)	$(92.0)
Net loss from continuing operations margin (GAAP)	(0.2)%	(6.5)%	(0.8)%	(8.2)%
Net loss (GAAP)	$(1.0)	$(36.5)	$(9.5)	$(92.3)
Net loss margin (GAAP)	(0.2)%	(6.5)%	(0.8)%	(8.2)%
Adjusted EBITDA (non-GAAP) (1)	$104.3	$91.2	$207.9	$178.2
Adjusted EBITDA margin (non-GAAP) (1)	17.9%	16.2%	17.7%	15.9%
Items excluded from Adjusted EBITDA:
Restructuring charges(2)	$4.9	$0.9	$7.6	$4.8
MDR and other costs	$0.7	$3.3	$1.9	$6.5
Strategic transaction costs	$1.4	$13.5	$12.4	$25.5
Stock-based compensation	$8.9	$8.7	$17.7	$16.1
Depreciation and other amortization	$29.5	$28.6	$60.9	$58.3
Amortization of acquired intangibles	$41.6	$43.0	$83.5	$84.8
Purchase of royalty interest (3)	$—	$10.0	$—	$45.8
Interest expense, net	$8.0	$9.3	$17.2	$18.5
Other (income) expense, net	$1.9	$(0.4)	$(1.4)	$1.0
Income tax expense (benefit)	$8.5	$10.8	$17.5	$9.0
(1) In conjunction with our Form 10-Q filing for the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the three and six months ended July 4, 2025 has been revised from $97.2 million and $196.3 million, as presented in our Form 10-Q for the period ended July 4, 2025, to $91.2 million and $178.2 million, respectively, reflecting the removal of a $6.0 million and $18.1 million adjustment for inventory step-up in connection with acquired businesses resulting in a corresponding reduction to Adjusted EBITDA margin for the three and six months ended July 4, 2025 from 17.2% and 17.5%, as presented in our Form 10-Q for the period ended July 4, 2025, to 16.2% and 15.9%, respectively.
(2) Restructuring charges reflect costs associated with the Company’s restructuring programs to reduce the structural costs of the Company. For further information, see Note 10, “Accrued Liabilities - Accrued Restructuring Liability.” Includes expenses of $0.2 million and $0.3 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2025, respectively. There were no similar charges for the three and six months ended July 3, 2026.
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

Three Months Ended July 3, 2026 Compared to Prior Year

Gross profit increased $24.6 million, or 7.3%, in the three months ended July 3, 2026 compared with the prior year period due to a $19.6 million increase in our Recon segment and a $5.0 million net increase in our P&R segment, net of a decrease from the Dr. Comfort divestiture. The Gross profit increase was attributable to growth in sales volume, improved mix of higher margin product sales, the decrease of $6.0 million in inventory fair value step-up amortization charges, a net benefit of tariffs driven by tariff refunds, partially offset by a decrease in gross profit from the October 2025 divestiture of our Dr. Comfort Footcare Solutions product line and inflationary pressures. We recorded a net tariff benefit of $4.0 million in the three months ended July 3, 2026, driven by the receipt of $7.7 million in 2025 tariff refunds. Gross profit margin increased by 230 basis points due to the decrease in inventory fair value step-up amortization charges, net benefit from tariffs, product mix, and operational productivity, partially offset by inflationary pressures.

Selling, general and administrative expense decreased $3.4 million in the three months ended July 3, 2026 compared to the prior year period, primarily due to a $12.1 million decrease in strategic transaction costs driven by a $5.7 million gain recognized upon settlement of the 2022 KICo Knee Innovation Company Pty Limited acquisition contingent consideration and a reduction in acquisition integration costs, offset by a $7.5 million increase in commissions on increased sales and an increased investment in the business in selling, general and administrative costs of $1.2 million.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Interest expense, net decreased in the three months ended July 3, 2026 compared to the prior year period due to lower interest rates and lower debt balances in the current year compared to the prior year period, partially offset by a decrease in interest income of $1.4 million from our undesignated cross-currency swap derivatives which are presented in Other (income) expense, net.

The effective tax rate for Net income from continuing operations during the three months ended July 3, 2026 differs from the 2026 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for Net loss from continuing operations during the three months ended July 4, 2025 differs from the 2025 U.S. federal statutory rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

Net loss and Net loss from continuing operations decreased in the three months ended July 3, 2026 compared with the prior year period, primarily due to an increase in Gross Profit which was partially aided by the decrease in inventory step-up and the decrease in Purchase of royalty interest. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses and net benefit from tariffs.

Six Months Ended July 3, 2026 Compared to Prior Year

Gross profit increased $57.8 million in the six months ended July 3, 2026 compared with the prior year period due to a $50.4 million increase in our Recon segment and a $7.4 million increase in our P&R segment, net of a decrease from the Dr. Comfort divestiture. The Gross profit increase was attributable to growth in sales volume, improved mix of higher margin product sales, and a decrease of $18.1 million in inventory fair value step-up amortization charges. We recorded a net tariff expense of $1.7 million in the six months ended July 3, 2026, which was net of $7.7 million in 2025 tariff refunds. Gross profit margin increased by 240 basis points due to improved product mix, a decrease in inventory fair value step-up amortization charges, and supply chain productivity.

Selling, general and administrative expense increased $10.4 million in the six months ended July 3, 2026 compared to the prior year period, primarily due to a $12.1 million increase in commissions on increased sales and increased investment in selling, general and administrative costs of $11.5 million, offset by a reduction in acquisition integration costs and a $13.1 million decrease in strategic transaction costs driven by a $5.7 million gain recognized upon settlement of the 2022 KICo Knee Innovation Company Pty Limited acquisition contingent consideration.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Interest expense, net decreased in the six months ended July 3, 2026 compared to the prior year period due to lower interest rates and lower debt balances in the current year compared to the prior year, partially offset by a decrease in interest income of $3.7 million from our undesignated cross-currency swap derivatives which are presented in Other (income) expense, net.

The effective tax rate for Net income from continuing operations during the six months ended July 3, 2026 was higher than the 2026 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses, and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for Net loss from continuing operations during the six months ended July 4, 2025 differs from the 2025 U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance on U.S. deferred tax assets, non-deductible expenses and U.S. taxation on international operations. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

Net loss and Net loss from continuing operations decreased in the six months ended July 3, 2026 compared with the prior year period, primarily due to the increase in Gross Profit, which was partially aided by the decrease in inventory step-up, and the decrease in Purchase of royalty interest, partially offset by the aforementioned increases in selling, general, and administrative expense and research and development costs. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(Dollars in millions)
Net sales	$288.2	$290.6	$560.3	$563.2
Gross profit	$164.2	$159.2	$310.4	$303.0
Gross profit margin	57.0%	54.8%	55.4%	53.8%

Selling, general and administrative expenses	$116.6	$116.3	$237.4	$232.1
Research and development expense	$7.7	$9.7	$15.5	$18.9
Amortization of acquired intangibles	$20.7	$23.3	$41.7	$46.1
Restructuring charges	$3.9	$0.7	$5.3	$3.5

Operating income (GAAP)	$15.1	$9.3	$10.6	$2.4
Operating income margin (GAAP)	5.2%	3.2%	1.9%	0.4%

Adjusted EBITDA (non-GAAP)	$50.3	$46.7	$81.4	$77.6
Adjusted EBITDA margin (non-GAAP)	17.5%	16.1%	14.5%	13.8%

Three Months Ended July 3, 2026 Compared to Prior Year

Net sales decreased $2.4 million, or 0.8%, in the three months ended July 3, 2026 compared with the prior year period. Sales from existing businesses increased 3.5% driven by volume growth in the U.S. market. Additionally, the net effect of acquisition and divestiture activity caused a 5.0% decrease in sales primarily due to the Dr. Comfort divestiture. Lastly, foreign currency translations caused a 0.7% favorable increase in net sales during the period. Gross profit increased $5.0 million, net of a decrease from the Dr. Comfort divestiture, due to volume growth and a net benefit from tariffs driven by refunds which primarily related to our P&R segment. Gross profit margin increased by 220 basis points, primarily due to an improved mix of higher margin product sales and a net benefit from tariffs.

Selling, general and administrative expenses was mostly flat but increased as a percentage of net sales primarily due to an increase in commissions expense on product mix. Research and development expense decreased mostly due to the timing of projects. Operating income and Operating income margin increased slightly due to the aforementioned higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased slightly due to the increase in gross profit and improved mix of higher margin product sales, and the aforementioned tariff impacts, partially offset by the timing of the aforementioned net increase in operating expenses.

Six Months Ended July 3, 2026 Compared to Prior Year

Net sales decreased $2.9 million, or 0.5%, compared with the prior year period. Sales from existing businesses increased 2.2%. This was driven by volume growth, partially offset by a headwind due to fewer sales days in the first quarter of 2026 compared to the prior year period. Additionally, the net effect of acquisition and divestiture activity caused a 4.8% decrease in sales primarily due to the Dr. Comfort divestiture. Lastly, foreign currency translations resulted in a 1.8% increase in net sales during the period. Gross profit increased $7.4 million and Gross profit margin increased by 160 basis points primarily due to volume growth, a mix of higher margin product sales, and supply chain productivity.

Selling, general and administrative expenses increased slightly and as a percentage of sales from an increase in commissions expense on product mix and an increased investment in the business in selling, general and administrative costs. Research and development expense decreased due to the timing of projects. Operating income and Operating income margin increased slightly due to the aforementioned higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased slightly due to the increase in gross profit and improved mix of higher margin product sales, partially offset by the timing of the aforementioned net increase in operating expenses and the aforementioned net impact of tariffs.

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

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(Dollars in millions)
Net sales	$294.5	$274.0	$611.7	$560.2
Gross profit	$195.1	$175.5	$414.3	$363.9
Gross profit margin	66.2%	64.1%	67.7%	65.0%

Selling, general and administrative expenses	$147.1	$150.7	$309.1	$304.0
Research and development expense	$24.0	$21.0	$47.8	$40.3
Amortization of acquired intangibles	$20.8	$19.7	$41.8	$38.7
Purchase of royalty interest	$—	$10.0	$—	$45.8
Restructuring charges	$0.9	$0.3	$2.3	$1.3

Operating income (loss) (GAAP)	$2.3	$(26.1)	$13.4	$(65.9)
Operating income (loss) margin (GAAP)	0.8%	(9.5)%	2.2%	(11.8)%

Adjusted EBITDA (non-GAAP)(1)	$54.0	$44.4	$126.5	$100.6
Adjusted EBITDA margin (non-GAAP)(1)	18.3%	16.2%	20.7%	18.0%
(1) In conjunction with our Form 10-Q filing for the three months ended April 3, 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for our Recon segment for the three and six months ended July 4, 2025 has also been revised from $50.4 million and $118.7 million , as presented in our Form 10-Q for the period ended July 4, 2025, to $44.4 million and $100.6 million, respectively, reflecting the removal of the same $6.0 million and $18.1 million adjustment for inventory step-up in connection with acquired businesses, resulting in a corresponding reduction to Adjusted EBITDA margin for the three and six months ended July 4, 2025 from 18.4% and 21.2%, as presented in our Form 10-Q for the period ended July 4, 2025, to 16.2% and 18.0%, respectively.

Three Months Ended July 3, 2026 Compared to Prior Year

Net sales increased by $20.5 million, or 7.5%, in the three months ended July 3, 2026 compared with the prior year period. Net sales from existing businesses increased by 6.3%, driven by volume growth. Additionally, foreign currency translations caused a 1.2% favorable increase in net sales during the period. Gross profit and Gross profit margin increased over the same period, primarily due to higher net sales, improved operating leverage, and a decrease of $6.0 million in inventory fair value step-up amortization charges.

Selling, general and administrative expenses decreased by $3.6 million over the same period primarily due to a decrease in strategic integration costs from the Lima acquisition and to a lesser extent lower MDR & other costs, partially offset by an increase in commissions driven by higher sales and increases in existing business investments to support growth. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies.

Operating income increased primarily due to the decrease in Purchase of royalty interest and inventory fair value step-up amortization charges, the aforementioned gross profit increases and a $11.1 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition. Adjusted EBITDA increased primarily due to the aforementioned sales growth and gross profit increase, driven by higher net sales and a decrease of $6.0 million in inventory fair value step-up amortization charges.

Six Months Ended July 3, 2026 Compared to Prior Year

Net sales increased by $51.5 million, or 9.2%, due to strong sales volumes, favorable foreign currency translation of 3.3%, partially offset by a headwind due to fewer sales days compared to the prior year period. Gross profit and Gross profit margin increased $50.4 million in the six months ended July 3, 2026 compared to the prior year period, primarily due to higher net sales, improved operating leverage and a decrease of $18.1 million in inventory fair value step-up amortization charges.

Selling, general and administrative expenses increased by $5.1 million over the same period primarily due to an increase in commissions driven by higher sales and increases in existing business investments to support growth, offset by a decrease in Lima Acquisition integration costs. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies.

Operating income increased, primarily due to the decrease in Purchase of royalty interest and inventory fair value step-up amortization charges, the aforementioned gross profit increases and a $13.7 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition. Adjusted EBITDA increased primarily due to the aforementioned sales growth and gross profit increase, driven by higher net sales and a decrease of $18.1 million in inventory fair value step-up amortization charges.

Liquidity and Capital Resources

Overview

We finance our long-term capital and working capital requirements through a combination of cash flows from operating activities, various borrowings, and the issuances of equity. We expect that our primary ongoing requirements for cash will be for working capital, capital expenditures, interest and principal repayments on our debt, strategic initiatives, restructuring outflows and other non-routine costs, and funding of acquisitions. We believe we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of July 3, 2026, the remaining stock repurchase authorization provided by our Board of Directors was $100 million. The timing, amount, and method of shares repurchased is determined by management based on its evaluation of market conditions and other factors. There is no term associated with the remaining repurchase authorization.

Term Loan and Revolving Credit Facility

Our credit agreement, which was amended December 8, 2025, consists of a $1.1 billion revolving credit facility (the “Revolver”) with a December 8, 2030 maturity date and a term loan facility with an initial aggregate principal amount of $700 million (the “Term Loan”) (collectively, the “Enovis Credit Agreement”). The Term Loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $8.75 million each quarter, and matures on December 8, 2030. The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the Term Loan) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions. As of July 3, 2026, there was $942 million available on the Revolver.

The Enovis Credit Agreement contains customary covenants limiting our ability to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring us to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement.

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

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million, of which $2.4 million was drawn and $27.6 million was available as of July 3, 2026. Total letters of credit and surety bonds of $48.4 million were outstanding as of July 3, 2026.

Cash Flows

As of July 3, 2026, we had $12.6 million of Cash and cash equivalents, a decrease of $23.8 million from the $36.4 million balance as of December 31, 2025. The following table summarizes the change in cash and cash equivalents during the periods indicated:

	Six Months Ended
	July 3, 2026	July 4, 2025
	(Dollars in millions)
Net cash provided by operating activities	$99.0	$46.2
Purchases of property, plant and equipment and intangibles	(96.7)	(87.6)
Payments for acquisitions, net of cash received, and investments	(1.4)	(24.3)
Other investing	—	1.7
Net cash used in investing activities	(98.1)	(110.3)
Net borrowings of debt	(15.0)	62.0
Other financing	(9.5)	(4.6)
Net cash provided by (used in) financing activities	(24.5)	57.4
Effect of foreign exchange rates on Cash and cash equivalents	(0.2)	2.6
Decrease in Cash and cash equivalents	$(23.8)	$(4.1)

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Strategic transaction costs primarily relate to integration costs of acquired businesses such as the Lima Acquisition. Cash flows provided by operating activities increased $52.8 million year-over-year. This improvement was primarily due to the increase in gross profit, lower strategic transaction costs of $13.1 million, lower interest paid of $1.6 million, lower EU MDR & other costs of $4.7 million and improvement of accounts receivable collections offset by the timing of payables resulting in an increase of $16.8 million in cash related to working capital.

Cash used in investing activities during the six months ended July 3, 2026 was $98.1 million compared to $110.3 million in the prior year period, primarily as a result of increases in capital spending driven by implant instruments that support sales growth in Recon, offset by less payments for acquisitions in 2026 compared to 2025.

Cash flows used by financing activities during the six months ended July 3, 2026 include $15.0 million of net debt repayments. Cash flows provided by financing activities for the six months ended July 4, 2025 include net debt borrowings of $62.0 million primarily used for bolt-on acquisitions, capital expenditures and operational needs.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of July 3, 2026 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and six months ended July 3, 2026 would have increased interest expense for our variable rate-based debt under the Enovis Credit Agreement by approximately $2.2 million and $4.3 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and six months ended July 3, 2026, approximately 44% and 45% of our sales, respectively, were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. Dollar and Euro than other currencies. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we enter into currency swaps and forward contracts from time to time.

We face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Our cross-currency swap agreements hedge our net investment in our Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. Certain of these cross-currency swap agreements are designated and qualify as net investment hedges of our Swiss Franc net asset position. The effect of a change in currency exchange rates on our investment in Swiss Franc subsidiaries, offset by the unrealized gain or loss on the cross-currency swap investment hedges, is reflected in the Accumulated other comprehensive loss component of Equity. Certain of these cross-currency swap agreements are not designated as net investment hedges, and changes in fair value are recognized in non-operating Other income (expense), net in the Consolidated Statement of Operations. The dedesignation of these agreements as of January 1, 2026 resulted from the aggregate notional amount of designated cross-currency swaps exceeding the Company’s net investment in its Swiss Franc-denominated legal entity and its subsidiaries due to the prior-year goodwill impairment charges. In the first quarter of 2026, the Company increased its net investment in our Swiss Franc-denominated legal entity and its subsidiaries through the contribution of certain legal entities. However, a portion of our cross-currency swap agreements remain undesignated. In the event the Company is unable to designate the remaining undesignated cross-currency swap agreements as net investment hedges during 2026, changes in fair value will continue to be recognized in non-operating Other income (expense), net until such time as hedge designation is achieved.

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

We face exchange rate risk arising from intercompany loan balances between foreign-denominated and/or foreign and U.S. subsidiaries. Our forward currency contracts that we entered into in the first quarter of 2026 with notional amounts of $130.2 million to purchase Euros and sell Swiss Francs and $282.3 million to purchase U.S. dollars and sell Euros matured on July 2, 2026, resulting in a gain of $12.7 million in conjunction with the timing of the settlement of certain intercompany loan balances between our subsidiaries. Concurrent with the forward settlements, we entered into new forward currency contracts with notional amounts of $153.0 million to purchase U.S. dollar and sell Swiss Francs and $150.1 million to purchase U.S. dollars and sell Euros, which both mature on April 15, 2027, to hedge our exposure to currency exchange rate risk arising from new intercompany loan balances between our subsidiaries. These new forward currency contract agreements were designated and qualified as fair value hedges as of July 3, 2026. The gain or loss on derivative instruments designated as fair value hedges of currency exchange rate risk related to intercompany loan balances is recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. This presentation is consistent with and offsets the recognition of foreign currency gains and losses resulting from the remeasurement of the hedged intercompany loan balances denominated in currencies other than their functional currencies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of July 3, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the six months ended July 3, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.01.3***	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02****	Amended and Restated Bylaws of Enovis Corporation.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 3, 2026 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

****	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Damien McDonald	Chief Executive Officer and Director
Damien McDonald	(Principal Executive Officer)	August 6, 2026

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	August 6, 2026

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	August 6, 2026